Form 10-K405
period 1997-12-31
NIAGARA BANCORP INC
filed 1998-05-15
CIK 1051741

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ______________ to _____________


                       Commission File Number:  0-23975
                                                -------

                             NIAGARA BANCORP, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                               16-1545669
    -------------------------------      --------------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)


  6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY       14095-0514
  ---------------------------------------------------       ----------
        (Address of Principal Executive Offices)            (Zip Code)

                                (716) 625-7500
              --------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     NONE
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                   ----------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  ____  NO  X
              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of May 11, 1998, there were issued and outstanding 29,756,250 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I

ITEM 1.   BUSINESS
------------------

GENERAL

     NIAGARA BANCORP, INC.

     Niagara Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in December 1997 at the direction of the Board of Trustees of Lockport Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization into the mutual holding company structure. The initial public offering of common stock by the Company in connection with the reorganization was consummated on April 20, 1998, and accordingly, had not been consummated by December 31, 1997, the end of the 12-month period for which this Annual Report on Form 10-K is filed. Prior to the consummation of the reorganization and the initial stock offering, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. Following consummation of the reorganization and initial stock offering, the Company's only significant assets are 100% of the shares of the Bank's outstanding common stock, the Company's loan to the Bank's employee stock ownership plan and up to 50% of the net proceeds of the Company's initial public stock offering.

     The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands its business in the future. The directors and executive officers of the Company are set forth below.

     The Company's offices are located at the executive offices of the Bank at 6950 South Transit Road P.O. Box 514, Lockport, New York, 14095-0514. Its telephone number is (716) 625-7500.

     Filed herewith as Exhibits 99.1 and 99.2 for informational purposes only are the consolidated financial statements of the Bank and its subsidiaries, and management's discussion and analysis of such consolidated financial statements, as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as directors and executive officers of the
Company:

(a) Directors of the Company

DIRECTOR                            AGE*             OCCUPATION                                           TERM EXPIRES
--------                            ----             ----------                                           ------------
Gordon P. Assad                     49               President and Chief Executive Officer,               2001
                                                     Erie & Niagara Insurance Association
Christa R. Caldwell                 63               Director (Retired),                                  2000
                                                     Lockport Public Library
James W. Currie                     56               President,                                           1999
                                                     Ag Pak, Inc.
Gary B. Fitch                       62               Owner-Manager,                                       2000
                                                     Ontario Orchards, Inc.
David W. Heinrich                   61               President,                                           1999
                                                     Heinrich Chevrolet Corp.
Daniel W. Judge                     55               President and Chief Executive Officer,               2000
                                                     I.D. ONE, Inc.
B. Thomas Mancuso                   41               President,                                           1999
                                                     Joseph L. Mancuso & Sons, Inc.
James Miklinski                     55               General Manager,                                     2000
                                                     Niagara Milk Cooperative
Barton G. Smith                     68               Paul Garrick, Inc. (Retired)                         2001
William E. Swan                     50               President and Chief Executive Officer,               2001
                                                     Lockport Savings Bank
Robert G. Weber                     60               Managing Partner (Retired),                          1999
                                                     KPMG Peat Marwick LLP

______________
*As of December 31, 1997

(b)  Executive Officers of the Company

     The following individuals are executive officers of the Company and hold the offices set forth below opposite their names.

NAME                                AGE              POSITION
----                                ---              --------
William E. Swan                     50               President and Chief Executive Officer
Paul J. Kolkmeyer                   44               Executive Vice President and Chief
                                                     Financial Officer
G. Gary Berner                      49               Senior Vice President
Kathleen P. Monti                   49               Senior Vice President
Diane Allegro                       42               Senior Vice President

     The executive officers of the Company are elected annually and hold office until their successors are elected and qualified, or until death, resignation, retirement or removal by the board of directors.

BIOGRAPHICAL INFORMATION

     Directors of the Company

     Gordon P. Assad has served as a trustee of the Bank since 1995. Mr. Assad is the President and Chief Executive Officer of Erie & Niagara Insurance Association and has served in that position since 1972.

    Christa R. Caldwell has served as a trustee of the Bank since 1986. Ms. Caldwell is retired and was the director of the Lockport Public Library from 1967 to 1996.

     James W. Currie has served as a trustee of the Bank since 1987. Mr. Currie is the President of Ag Pak, Inc., a manufacturer of produce packaging machines, and has served in that position since 1974.

     Gary B. Fitch has served as a trustee of the Bank since 1981. Mr. Fitch is the Owner-Manager of Ontario Orchards, Inc., and has served in that position since 1976. Mr. Fitch also serves as the Executive Secretary of Agricultural Affiliates, Inc. and has served in that position since 1991.

     David W. Heinrich served as a trustee of the Bank from 1969 to 1991. He was re-elected to the board in June of 1993. Mr. Heinrich is the President of Heinrich Chevrolet Corp.

     Daniel W. Judge has served as a trustee of the Bank since 1992. Mr. Judge is the President and Chief Executive Officer of I.D. ONE, Inc., a purchasing and marketing cooperative of independent industrial distributors, and has served in that position since 1996. Mr. Judge served as the Executive Director of I.D. ONE, Inc. from 1993 to 1996. Mr. Judge has also served as President and Manager of Dansam, Inc., a business management services company, since 1990.

     B. Thomas Mancuso has served as a trustee of the Bank since 1990. Mr. Mancuso is the President of Joseph L. Mancuso & Sons, Inc., a real estate development company.

     James Miklinski has served as a trustee of the Bank since 1996. Mr. Miklinski is the General Manager of Niagara Milk Cooperative, and has served in that position since 1990.

     Barton G. Smith has served as a trustee of the Bank since 1986. Mr. Smith is retired from Paul Garrick, Inc., an insurance agency.

     William E. Swan has served as a trustee of the Bank since 1996. Mr. Swan is the President and Chief Executive Officer of the Bank, and has served in that position since 1989. Prior to joining the Bank in 1988, he served as an Administrative Vice President of Manufacturers and Traders Trust Company.

     Robert G. Weber has served as a trustee of the Bank since 1996. Mr. Weber is a retired Buffalo Office Managing Partner of KPMG Peat Marwick LLP where he served from 1959 to 1995.

     Executive Officers of the Company Who Are Not Directors

     Paul J. Kolkmeyer has served as Executive Vice President and Chief Financial Officer of the Bank since 1995. Mr. Kolkmeyer served as Senior Vice President and Chief Financial Officer of the Bank. Prior to joining the Bank in 1990, he served as a Vice President at Morgan Guaranty Trust Company.

     Kathleen P. Monti has served as Senior Vice President of Human Resources and Administration of the Bank since 1995. From 1993 to 1995 Ms. Monti served as Vice President of Human Resources of the Bank. Prior to 1993, she served as an Administrative Vice President-Regional Human Resource Manager at Marine Midland Bank.

     G. Gary Berner has served as Senior Vice President and Chief Lending Officer of the Bank since 1992. Prior to joining the Bank, he was a Vice President in the Asset Management Group at Key Bank of New York, N.A.

     Diane Allegro has been Senior Vice President of Retail Banking since October 1997. From 1994 to October 1997, she was Vice President-Retail Sales & Delivery Systems at Rochester Community Savings Bank. Prior to 1994, she was employed by First Federal Savings and Loan Association of Rochester.

ITEM 2.   PROPERTIES
--------------------

     The Company conducts its business through its office at 6950 South Transit Road, Lockport, New York.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company is not party to any legal proceedings, claims or lawsuits.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
----------------------------------------------------------

     (a) The common stock of the Company is quoted on the Nasdaq National Market under the symbol "NBCP". As of December 31, 1997, the date for which this report is filed, the Company had not issued shares and there had been no trading in the common stock of the Company.

     (b) The effective date of the Securities Act registration statement for which use of proceeds information is being disclosed herein was February 17, 1998; the commission file number assigned to the registration statement was 333-42977.

          The offering commenced on or about February 24, 1998 and continued through March 24, 1998. The offering was managed on a best efforts basis by CIBC Oppenheimer Corp. and Trident Securities, Inc., as marketing agent. The securities registered were the common stock, par value $.01 per share, of the Company. In the registration statement, 13,501,554 shares of such common stock were registered at an aggregate price of $135,015,540. In the Reorganization, 29,756,250 shares of common stock were issued, of which 13,501,554 shares were sold to the public, which includes shares purchased by the Bank's Employee Stock Ownership Plan. In addition, 15,849,650 shares were issued to Niagara Bancorp, MHC, the mutual holding company formed in the reorganization and 405,046 shares were issued to the Charitable Foundation established by the Company. In that the effective date of the registration statement was subsequent to December 31, 1997, the ending date of the reporting period for this report, the amount of expenses incurred and the amount of net offering proceeds will be reported in the Company's next periodic report filed pursuant to section 13(a) and 15(b) of the Securities Exchange Act of 1934. However, the total expenses of the reorganization and offering are not expected to exceed $2.2 million.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
--------------------------------------------------------

     None. As of December 31, 1997, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

     None. As of December 31, 1997, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Not applicable. See Exhibit 99.2

ITEM 8.   FINANCIAL STATEMENTS
------------------------------

     None. As of December 31, 1997, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

     Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT
----------------------------------------------------

     See Item 1. "Directors and Executive Officers of the Registrant" for information concerning the Company's directors and executive officers.

ITEM 11.    EXECUTIVE COMPENSATION
----------------------------------

     No compensation has been paid by the Company to the executive officers or directors of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT
-----------------------------------------------------------

     Not applicable.

ITEM 13.    CERTAIN TRANSACTIONS
--------------------------------

     Not applicable.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K
-------------------------------------------------------

            The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(3) Exhibits
            --------

            99.1 Consolidated Financial Statements of Lockport Savings Bank and subsidiaries as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, with Report of Independent Auditors.

            99.2 Management's discussion and analysis of the Consolidated Financial Statements, and certain statistical data.

     (b)    Reports on Form 8-K:
            -------------------

            The Registrant filed no Current Report on Form 8-K during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NIAGARA BANCORP, INC.



Date:  May 11, 1998           By: /s/ William E. Swan
                                  --------------------------------------------
                                  William E. Swan
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                            Title                         Date
----------                            -----                         ----

/s/ William E. Swan        President, Chief Executive           May 11, 1998
-------------------------  Officer (Principal Executive
William E. Swan            Officer)and Director

/s/ Paul J. Kolkmeyer      Executive Vice President and         May 11, 1998
-------------------------  Chief Financial Officer (Principal
Paul J. Kolkmeyer          Accounting Officer)

/s/ Gordon P. Assad        Director                             May 11, 1998
-------------------------
Gordon P. Assad

/s/ Christa P. Caldwell    Director                             May 11, 1998
-------------------------
Christa P. Caldwell

/s/ James W. Currie        Director                             May 11, 1998
-------------------------
James W. Currie

/s Gary B. Fitch           Director                             May 11, 1998
-------------------------
Gary B. Fitch

/s/ David W. Heinrich      Director                             May 11, 1998
-------------------------
David W. Heinrich

/s/ Daniel W. Judge        Director                             May 11, 1998
-------------------------
Daniel W. Judge

/s/ B. Thomas Mancuso      Director                             May 11, 1998
-------------------------
B. Thomas Mancuso

/s/ James Miklinski        Director                             May 11, 1998
-------------------------
James Miklinski

/s/ Barton G. Smith        Director                             May 11, 1998
-------------------------
Barton G. Smith

/s/ Robert G. Weber        Director                             May 11, 1998
-------------------------
Robert G. Weber