Form 10-Q
period 1998-03-31
NIAGARA BANCORP INC
filed 1998-05-15
CIK 1051741

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-23975


                             NIAGARA BANCORP, INC.
            (exact name of registrant as specified in its charter)

                 DELAWARE                                     16-1545669
                 --------                                     ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY           14095-0514
---------------------------------------------------           ----------
    (Address of principal executive offices)                  (Zip Code)

                                 (716)625-7500
                                 -------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, Lockport Savings Bank, the Registrant's to-be wholly owned subsidiary, had not completed its mutual-to-stock conversion and reorganization into the mutual holding company structure. Accordingly, there were no issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at March 31, 1998. The financial information presented herein is for Lockport Savings Bank as the Registrant had not yet commenced operations. Subsequently, the conversion and reorganization were effective April 17, 1998 and trading commenced on April 20, 1998. As of May 11, 1998, there were issued and outstanding 29,756,250 shares of the Registrant's common stock.

================================================================================

                             NIAGARA BANCORP, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


Item Number                                                          Page Number
-----------                                                          -----------
                        PART I - FINANCIAL INFORMATION

    1.  Financial Statements
          (Lockport Savings Bank's Financial Statements are included herein as the predecessor entity to Niagara Bancorp, Inc.)

         Consolidated Statements of Condition
           March 31, 1998 and December 31, 1997..............................  3

         Consolidated Statements of Income
           Three months ended March 31, 1998 and 1997........................  4

         Consolidated Statements of Comprehensive Income
           Three months ended March 31, 1998 and 1997........................  5

         Consolidated Statements of Changes in Net Worth
           Three months ended March 31, 1998 and 1997........................  6

         Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997........................  7

         Notes to Consolidated Financial Statements..........................  8

    2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9

    3.  Quantitative and Qualitative Disclosure About Market Risk............ 16

                          PART II - OTHER INFORMATION

    1.  Legal Proceedings.................................................... 17

    2.  Changes in Securities................................................ 17

    3.  Defaults upon Senior Securities...................................... 17

    4.  Submission of Matters to a Vote of Security Holders.................. 17

    5.  Other Information.................................................... 17

    6.  Exhibits and Reports on Form 8-K..................................... 17

Signatures..................................................................  17

Exhibit Index...............................................................  18

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Lockport Savings Bank
                               and Subsidiaries

                     Consolidated Statements of Condition


                                                  March 31,   December 31,
                                                    1998         1997
                                                 ------------ ------------
                                                  (unaudited)
                     Assets                        (Dollars in thousands)
                     ------
Cash and cash equivalents:
   Cash and due from banks.....................   $   26,096       13,913
   Federal funds sold..........................      114,800        7,700
 Securities purchased under resale agreements..       10,000       15,000
                                                  ----------   ----------
   Total cash and cash equivalents.............      150,896       36,613

Securities available for sale..................      490,695      449,281
Securities held to maturity....................            -       17,000
Loans, net.....................................      639,980      635,396
Accrued interest receivable....................        7,550        7,085
Premises and equipment, net....................       22,415       22,308
Federal Home Loan Bank stock, at cost..........        6,618        6,392
Other assets...................................        5,312        4,951
                                                  ----------   ----------
                                                  $1,323,466    1,179,026
                                                  ==========   ==========

        Liabilities and Net Worth
        -------------------------
Liabilities:
 Deposits......................................   $1,125,902      986,875
 Mortgagors' payments held in escrow...........        5,864        8,746
 Short-term borrowings.........................       19,012       18,783
 Long-term debt................................       19,798       14,934
 Other liabilities.............................       18,675       19,217
                                                  ----------   ----------
                                                   1,189,251    1,048,555
                                                  ----------   ----------

Net worth:
 Surplus and undivided profits.................      130,887      127,941
 Net unrealized gain on securities available
  for sale, net of deferred income taxes.......        3,328        2,530
                                                  ----------   ----------
                                                     134,215      130,471
                                                  ----------   ----------
                                                  $1,323,466    1,179,026
                                                  ==========   ==========

                             Lockport Savings Bank
                               and Subsidiaries

                       Consolidated Statements of Income
                                  (unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1998             1997
                                                       -----------       ----------
                                                          (Dollars in thousands)
Interest income:
  Real estate loans..................................  $    11,430           10,816
  Other loans........................................        1,747            1,810
  Securities available for sale......................        7,328            6,630
  Securities held to maturity........................           82              378
  Federal funds sold and securities
   purchased under resale agreements.................          526               93
  Other..............................................          151               93
                                                       -----------       ----------
    Total interest income                                   21,264           19,820

Interest expense:
  Deposits...........................................       10,965           10,209
  Borrowed funds.....................................          564              374
                                                       -----------       ----------

  Net interest income................................        9,735            9,237

Provision for credit losses..........................          257              216
                                                       -----------       ----------
Net interest income after provision
 for credit losses...................................        9,478            9,021
                                                       -----------       ----------

Noninterest income:
  Banking service charges and fees...................          824              672
  Loan fees..........................................          406              257
  Net gain on sale of securities available for sale..            -                3
  Other..............................................          541              445
                                                       -----------       ----------
  Total noninterest income...........................        1,771            1,377
                                                       -----------       ----------

Noninterest expense:
  Salaries and employee benefits.....................        3,783            3,130
  Occupancy and equipment............................          825              601
  Technology and communications......................          748              689
  Marketing and advertising..........................          399              331
  Other..............................................          998            1,051
                                                       -----------       ----------
  Total noninterest expense..........................        6,753            5,802
                                                       -----------       ----------

  Income before income taxes.........................        4,496            4,596

Income taxes.........................................        1,550            1,709
                                                       -----------       ----------

  Net income.........................................  $     2,946            2,887
                                                       ===========       ==========

                             Lockport Savings Bank
                               and Subsidiaries

                Consolidated Statements of Comprehensive Income
                                  (unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1998           1997
                                                                 ------         ------
                                                                 (Dollars in thousands)
Net income....................................................   $2,946          2,887

Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during period.............      798         (3,268)
  Less: reclassification adjustment for gains included
   in net income..............................................        -              2
                                                                 ------         ------
    Total other comprehensive income (loss)...................      798         (3,266)
                                                                 ------         ------

    Total comprehensive income (loss).........................   $3,744           (379)
                                                                 ======         ======

                             Lockport Savings Bank
                               and Subsidiaries

                Consolidated Statements of Changes in Net Worth
                                  (unaudited)



                                               Accumulated
                                Surplus and      other
                                 undivided   comprehensive
                                  profits        income       Total
                                -----------  -------------   --------
                                        (Dollars in thousands)
Balance at January 1, 1997....    $116,690      (1,026)       115,664

  Net income..................       2,887           -          2,887
  Other comprehensive loss....           -      (3,266)        (3,266)
                                  --------      ------        -------

Balance at March 31, 1997.....    $119,577      (4,292)       115,285
                                  ========      ======        =======

Balance at January 1, 1998....    $127,941       2,530        130,471

  Net income..................       2,946           -          2,946
  Other comprehensive income..           -         798            798
                                  --------      ------        -------

Balance at March 31, 1998.....    $130,887       3,328        134,215
                                  ========      ======        =======


                             Lockport Savings Bank
                               and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                Three Months Ended March 31,
                                                                -----------------------------
                                                                   1998                1997
                                                                ----------          ---------
                                                                   (Dollars in thousands)
Cash flows from operating activities:
 Net income...................................................    $  2,946              2,887
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation of premises and equipment.....................         586                484
   Amortization (accretion) of fees and discounts, net........          48               (222)
   Provision for credit losses................................         257                216
   Other provisions for losses................................           -                  5
   Net gain on sale of securities available for sale..........           -                 (3)
   Deferred income taxes......................................         (54)              (158)
   (Increase) decrease in:
     Accrued interest receivable..............................        (465)              (350)
     Other assets.............................................       1,451                (99)
   Decrease in other liabilities..............................      (2,854)            (1,591)
                                                                  --------           --------
      Net cash provided by operating activities...............       1,915              1,169
                                                                  --------           --------
Cash flows from investing activities:
 Purchases of securities available for sale...................     (20,119)           (15,263)
 Proceeds from sales of securities available for sale.........           -              5,000
 Maturities of securities available for sale..................         635              6,175
 Principal payments on securities available for sale..........       9,434                700
 Purchases of mortgage related securities available for sale..     (44,378)            (4,886)
 Principal payments on mortgage related securities
   available for sale.........................................      14,338              6,470
 Purchases of securities held to maturity.....................           -            (45,800)
 Maturities of securities held to maturity....................      17,000             45,000
 Net increase in loans........................................      (4,946)            (8,400)
 Other........................................................        (834)            (3,171)
                                                                  --------           --------
      Net cash used by investing activities...................     (28,870)           (14,175)
                                                                  --------           --------
Cash flows from financing activities:
 Net increase in deposits.....................................     139,027             36,495
 Net decrease in mortgagors' payments held in escrow..........      (2,882)            (3,194)
 Proceeds from (repayments of) short-term borrowings..........         229             (1,972)
 Proceeds from long-term debt.................................       4,948                  -
 Repayments of long-term debt.................................         (84)                 -
                                                                  --------           --------
      Net cash provided by financing activities...............     141,283             31,329
                                                                  --------           --------
      Net increase in cash and cash equivalents...............     114,283             18,323
Cash and cash equivalents at beginning of period..............      36,613             16,219
                                                                  --------           --------
Cash and cash equivalents at end of period....................     150,896             34,542
                                                                  ========           ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Income taxes..........................................    $    186           $    245
        Interest expense......................................      11,302             10,347
                                                                  ========           ========

                             Lockport Savings Bank
                               and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (unaudited)

(1)  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

Niagara Bancorp, Inc. (the Company) is a Delaware corporation organized in December 1997 by Lockport Savings Bank (the Bank) in connection with the conversion of the Bank from a New York - chartered mutual savings bank to a New York chartered stock savings bank and the reorganization into the two tiered mutual holding company structure. For the purposes of this Form 10-Q the financial statements of the Company have been omitted because as of March 31, 1998, the Company had not yet issued any stock, had no assets (other than advance subscription deposits), and no liabilities, and had not yet conducted any business other than of an organizational nature. Alternatively, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of the Operations presented herein are for the Bank as the predecessor entity to the Company. No proforma effect has been given to the sale of the Company's common stock in the conversion.

In addition, pursuant to the plan of reorganization, the Company established a charitable foundation dedicated exclusively to supporting charitable causes and community development activities in Western New York. The Company funded the foundation by contributing a combination of authorized but unissued common stock and cash, totaling $6.8 million during the second quarter of 1998. Such expense will reduce earnings and have a material impact on the Company's results of operations for such quarter and for 1998.

The accompanying financial statements were prepared in accordance with the instructions to Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the Bank's audited financial statements and footnote disclosures contained in the Company's Form 10-K as of December 31, 1997.

Business

The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank located in Lockport, New York. The Bank operates 15 branch offices in Western New York. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) through the Bank Insurance Fund. The Bank is subject to examination and regulation by the New York State Banking Department, as its chartering agency; and by the FDIC, as its deposit insurer. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank system. The Company, as a bank holding company, will be subject to examination and regulation by the Federal Reserve Board.

(2)  Subsequent Event

The offering commenced on or about February 24, 1998 and continued through March 24, 1998. The reorganization was effective April 17, 1998 and the Company's Common Stock was issued on April 20, 1998. The offering was managed on a best efforts basis by CIBC Oppenheimer Corporation and Trident Securities, Inc., as marketing agents. The securities registered were the common stock, par value $.01 per share, of the Company. In the registration statement, 13,501,554 shares of such common stock were registered at an aggregate price of $135,015,540. In the reorganization 29,756,250 shares of common stock were issued, of which 13,501,554 shares were sold to the public, which includes
shares purchased by the Bank's employee stock ownership plan.   In addition,
15,849,650 shares were issued to Niagara Bancorp, MHC, the mutual holding company formed in the reorganization and 405,046 shares were issued to the charitable foundation established by the Company. All subscription deposits received in the offering were classified as deposits at March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

At March 31, 1998 total assets were $1.323 billion as compared to $1.179 billion at December 31, 1997, an increase of $144.4 million, or 12.3%.

The increase in total assets for the first three months of 1998 was primarily the result of a $107.1 million increase in the balance of federal funds sold from $7.7 million at December 31, 1997 to $114.8 million at March 31, 1998. This increase primarily reflects the investment of subscription deposits received during the initial stock offering of Niagara Bancorp, Inc. (the Company).

Total securities increased $24.4 million, or 5.2%, from $466.3 million at December 31, 1997 to $490.7 million at March 31, 1998. This increase consisted of a $41.4 million increase in securities available for sale and was offset by the maturity of $17.0 million in securities held to maturity. The increase in securities available for sale was primarily the result of the Bank reinvesting funds into one-to-three year estimated average life asset-backed securities and two-to-four year estimated average life collateralized mortgage obligations. These funds were previously invested in lower yielding money market preferred stock included in the held to maturity portfolio.
Management's decision to reinvest these lower yielding, liquid assets upon maturity resulted from the flat interest rate yield curve and the declining rates being earned on these securities.

Net loans totaled $640.0 million at March 31, 1998, compared to $635.4 million at December 31, 1997, an increase of $4.6 million, or 0.7%. Loan growth during the first quarter of 1998 was primarily concentrated in one-to-four family real estate loans which increased $4.8 million from $392.8 million at December 31, 1997 to $397.6 million at March 31, 1998, and consumer and other loans which increased $2.0 million from $65.7 million to $67.7 million. Partially offsetting this growth was a $2.3 million decrease in multi-family and commercial real estate loans from $151.3 million at December 31, 1997 to $149.0 million at March 31, 1998 which resulted from the accelerated level of refinancings due to the lower interest rate environment.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                   March 31, 1998             December 31, 1997
                              ------------------------      ---------------------
                                Amount       Percent          Amount    Percent
                              ----------   -----------      ---------  ----------
                                               (Dollars in thousands)
Real Estate Loans:
-----------------
 One- to four-family........   $397,640        61.77%        $392,846       61.47%
 Home equity................     13,891         2.16           13,587        2.13
 Multi-family...............     73,877        11.48           74,049       11.59
 Commercial real estate.....     75,158        11.67           77,217       12.08
 Construction...............     10,735         1.67           10,791        1.69
                               --------      -------         --------    --------
   Total real estate loans..    571,301        88.75          568,490       88.96
                               --------      -------         --------    --------

Consumer and Other Loans:
------------------------
 Consumer Loans:
 Mobile home................     22,763         3.54           22,747        3.56
   Vehicle..................      7,430         1.15            7,306        1.14
   Personal.................     14,998         2.32           15,157        2.37
   Home improvement.........      7,479         1.16            7,609        1.19
   Other consumer...........      1,900          .30            1,874        0.29
   Guaranteed student.......     13,129         2.04           10,975        1.72
                               --------      -------         --------    --------
     Total consumer loans...     67,699        10.51           65,668       10.27
 Commercial business loans..      4,794         0.74            4,893        0.77
                               --------      -------         --------    --------
     Total loans............    643,794       100.00%         639,051      100.00%
                               --------      =======         --------    ========

 Net deferred costs.........      3,380                         3,380
 Unearned discounts.........       (106)                         (114)
 Allowance for credit losses     (7,088)                       (6,921)
                               --------                      --------
 Loans, net.................   $639,980                      $635,396
                               ========                      ========

Deposits increased $139.0 million, or 14.1%, during the first quarter of 1998, totaling $1.126 billion at March 31, 1998 compared to $986.9 million at December 31, 1997. The growth in deposits was primarily in savings and interest-bearing checking deposits which increased $113.1 million and $29.1 million,
respectively.   The increase in these deposits was primarily attributable to subscription deposits received in connection with the initial stock offering of the Company.

Borrowed funds increased $5.1 million, or 15.1% to $38.8 million at March 31, 1998 compared to $33.7 million at December 31, 1997. This resulted from a $5.2 million increase in the Bank's reverse repurchase agreements during the first quarter to $24.0 million at March 31, 1998. The increase in borrowed funds was offset by $84,000 in amortization on the Bank's outstanding long-term Federal Home Loan Bank (FHLB) advances.

Net worth was $134.2 million at March 31, 1998, an increase of $3.7 million, or 2.9% from $130.5 million at December 31, 1997. This increase reflects net income of $2.9 million as well as an increase in the net unrealized gain on securities available for sale of $798,000 from $2.5 million at December 31, 1997 to $3.3 million at March 31, 1998.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances. Non-accruing loans have been excluded from the yield calculations in this table.

                                                                            Three Months Ended March 31,
                                               ----------------------------------------------------------------------------------
                                                                 1998                                       1997
                                               ----------------------------------------    --------------------------------------
                                                 Average       Interest                      Average      Interest
                                               Outstanding      Earned/       Yield/       Outstanding     Earned/       Yield/
                                                 Balance         Paid          Rate          Balance         Paid         Rate
                                               ------------   -----------   -----------    ------------    --------    ----------
(Dollars in thousands)
  Interest-earning assets:
    Federal funds sold and securities
      purchased under resale agreements....... $     37,568   $       526          5.68%   $      7,000    $      93          5.39%
    Investment securities(1)..................      188,771         2,802          5.94         161,551        2,257          5.59
    Mortgage related securities(1)............      274,842         4,608          6.71         284,376        4,751          6.68
    Loans (2).................................      640,485        13,177          8.23         604,536       12,626          8.35
    Other interest-earning assets (3).........        9,132           151          6.61           6,012           93          6.19
                                               ------------   -----------                  ------------    ---------
         Total interest-earning assets........    1,150,798   $    21,264          7.39%      1,063,475    $  19,820          7.45%
                                               ------------   -----------                  ------------    ---------

  Allowance for credit losses.................       (7,088)                                     (6,677)
  Other noninterest-earning assets (4)........       61,655                                      41,333
                                               ------------                                ------------
         Total assets......................... $  1,205,365                                $  1,098,131
                                               ============                                ============

  Interest-bearing liabilities:
    Savings accounts.......................... $    308,913   $     2,446          3.21%   $    299,547    $   2,474          3.35%
    Interest-bearing checking accounts........      171,628         1,328          3.14         109,985          723          2.67
    Certificates of deposit...................      497,517         7,162          5.84         492,712        6,982          5.75
    Mortgagor's payments held in escrow.......        6,075            29          1.94           6,481           30          1.88
    Other borrowed funds......................       37,318           564          6.13          27,525          374          5.51
                                               ------------   -----------                  ------------    ---------
         Total interest-bearing liabilities       1,021,451   $    11,529          4.58%        936,250    $  10,583          4.58%
                                               ------------   -----------                  ------------    ---------

  Noninterest-bearing demand deposits.........       26,999                                      25,856
  Other noninterest-bearing liabilities.......       23,653                                      18,368
                                               ------------                                ------------
         Total liabilities....................    1,072,103                                     980,474
  Net worth (4)...............................      133,262                                     117,657
                                               ------------                                ------------
         Total liabilities and net worth...... $  1,205,365                                $  1,098,131
                                               ============                                ============

  Net interest income.........................                $     9,735                                  $   9,237
                                                              ===========                                  =========

  Net interest rate spread....................                                     2.81%                                      2.87%
                                                                            ===========                                 ==========

  Net earning assets.......................... $    129,347                                $    127,225
                                               ============                                ============

  Net interest income as a percentage of
         average interest-earning assets......                       3.38%                                      3.47%
                                                              ===========                                  =========

  Ratio of average interest-earning assets
         to average interest-bearing liabilities                   112.66%                                    113.59%
                                                              ===========                                  =========

---------------------
(1) Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3) Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4) Includes unrealized gains/(losses) on securities available for sale.

                             RESULTS OF OPERATIONS

General

The Bank's net income increased by $59,000, or 2.0 %, to $ 3.0 million for the three months ended March 31, 1998 compared to $2.9 million for the same period in 1997. The increase was primarily due to an increase in interest income of $1.5 million which resulted from an increase in the average balance of interest-earning assets, an increase in noninterest income of $394,000, and a decrease of $159,000 in the provision for income taxes. The increases in income were partially offset by an increase in interest expense of $946,000 which resulted from an increase in average interest-bearing liabilities, as well as an increase in noninterest expense of $951,000.

Interest Income

Total interest income increased by $1.5 million, or 7.3%, to $21.3 million for the first quarter of 1998 compared to $19.8 million for the same period in 1997. The increase was primarily due to a $551,000 increase in income from loans, a $545,000 increase in income from investment securities, and a $433,000 increase in income from federal funds sold and securities purchased under resale agreements. These increases were partially offset by a $143,000 decrease in income from mortgage related securities.

The primary reason for the increase in income from loans was an increase of $36.0 million in the average balance of loans to $640.5 million for the first quarter of 1998 from $604.5 million for the first quarter of 1997, and was partially offset by a 12 basis point decrease in the average yield on loans from 8.35% to 8.23%. The average balance of the loan portfolio increased primarily in the one-to-four family and multi-family and commercial real estate portfolios with average increases of $29.9 million and $10.1 million, respectively, as continued emphasis was placed on expanding the Bank's real estate lending. Contributing to the increase in the average balance of the multi-family and commercial real estate portfolios was a $5.1 million secondary market purchase of commercial mortgages in November 1997. These increases were partially offset by an $8.1 million decrease in the average balance of consumer loans from the first quarter of 1997 to the same period in 1998. This decrease was attributable to a $12.5 million early repayment of an automobile lease portfolio in April 1997.

The increase in income from investment securities, which includes debt, equity and asset-backed securities, resulted from a $27.2 million increase in the average investment securities balance from $161.6 million to $188.8 and a 35 basis point increase in the yield on these securities from 5.59% to 5.94%. The increase in the average balance on investment securities resulted from a strategic decision to invest in higher yielding investment securities, particularly corporate bonds, an emphasis on asset-backed securities as a short-term investment alternative, continued growth in the Bank's equity portfolio, and less emphasis on lower yielding money market preferred stock.

Income on federal funds sold and securities purchased under resale agreements increased by $433,000 due to the average balance of federal funds sold increasing $20.3 million, or 290.0% from $7.0 million to $27.3 million. This increased liquidity resulted from subscription deposits received during the Company's initial stock offering, as well as investing decisions being influenced by the flat interest rate yield curve with short- term rates providing similar returns to intermediate and longer term instruments with greater risk. Also contributing to the increase was management's decision to initiate repurchase agreements because of the opportunity to earn greater returns on the Bank's short-term liquidity position. These repurchase agreements represent $10.3 million of the $30.6 million increase in the average balance of federal funds sold and securities purchased under resale agreements.

The decrease in income from mortgage related securities was attributable to a $9.6 million, or 3.5% decrease in the average balance from $284.4 million to $274.8 million. This decrease resulted from accelerated prepayments due to the low interest rate environment, as well as the Bank's decision to allocate funds to other short-term investments. Partially offsetting the decrease in income on mortgage related securities was a 3 basis point increase in the average yield to 6.71% from 6.68%.

Interest Expense

The Bank's interest expense totaled $11.5 million for the first quarter of 1998 compared to $10.6 million for the same period in 1997, increasing $946,000, or 8.9%. The major components of the increase in interest expense were a $605,000 increase in interest expense on interest-bearing checking accounts, a $190,000 increase in interest expense on other borrowings, and a $180,000 increase in interest expense on certificates of deposit. Partially offsetting these increases was a slight decrease of $28,000 in interest expense on savings deposits.

The increase in interest expense on interest-bearing checking accounts was due to an increase of $61.6 million in the average balance from $110.0 million at March 31, 1997 to $171.6 million at March 31, 1998. This increase was primarily attributable to the introduction in June 1997 of a new money market deposit account product that had an average balance of $58.5 million for the first quarter of 1998. Also contributing to the increase in interest expense on interest-bearing checking accounts was a 47 basis point increase in the average rate paid from 2.67% to 3.14% which resulted from the rate paid on the new money market deposit account which competes against money market mutual funds.

Interest expense related to other borrowings increased as a result of a $9.8 million increase in the average balance of other borrowings to $37.3 million at March 31, 1998 from $27.5 million at March 31, 1997 and a 62 basis point
increase in the average borrowing cost to 6.13% from 5.51%.   The increase in
the average balance of other borrowings was attributable to the Bank obtaining two $5.0 million, fifteen year, amortizing FHLB borrowings, one in July 1997 and one in December 1997.

The increase in interest expense for certificates of deposit was primarily due to an increase of $4.8 million in the average balance from $492.7 million to $497.5 million and a 9 basis point increase in the average cost of certificates of deposit from 5.75% to 5.84%. Contributing to this increase in the average cost was the promotional rates offered on certificate of deposit accounts during the Bank's new branch openings in March and May of 1997.

The decrease in interest expense on savings deposits was attributable to a 14 basis point decrease in the average rate paid on saving deposits from 3.35% to 3.21%. This decrease in rate was offset by a $9.4 million increase in the average balance of these accounts from $299.5 million to $308.9 million, which primarily resulted from deposits received from the Company's initial stock offering. Also contributing to the increase in the average balance were the savings deposits recorded at the two new branch locations that were opened in 1997.

Net Interest Income

Net interest income increased $498,000, or 5.4%, to $9.7 million for the three months ends March 31, 1998 compared to $9.2 million for the same period in 1997. The Bank's net interest income was impacted by the flattening of the interest rate yield curve, resulting in lower rates on longer-term instruments with rates on short-term instruments remaining at fairly consistent levels throughout the period. The increase in interest income was due to an increase of $87.3 million , or 8.2%, in the average balance of interest-earning assets from $1.063 billion at March 31, 1997 to $1.151 billion at March 31, 1998. Offsetting this increase was a 6 basis point decrease in the average yield on interest-earning assets from 7.45% for the first quarter of 1997 to 7.39% for the first quarter of 1998, reflective of the yield curve's impact on the Bank's longer-term loan and security portfolios. The increase in interest expense was attributable to an $85.2 million, or 9.1% increase in average interest-bearing liabilities from $936.3 million at March 31, 1997 to $1.022 billion at March 31, 1998. The flattening of the yield curve and the short-term nature of the Bank's interest-bearing liabilities resulted in the average rate paid on interest-bearing liabilities remaining at 4.58% for both periods. These changes are reflected in the Bank's interest rate spread (the difference between the weighted average yield on interest earning-assets and weighted average cost of interest-bearing liabilities) and net interest margin (net interest income as a percentage of average interest-earning assets) which declined to 2.81% and 3.38%, respectively, during the three months ended March 31, 1998 compared to 2.87% and 3.47% for the comparable period in 1997.

Provision for Credit Losses

The provision for credit losses was $257,000 for the three months ended March 31, 1998 comparable to the $216,000 provided for the same period in 1997, as credit quality remained high during the first quarter of 1998 with net charge-offs remaining the same as the first quarter of 1997 at .01% of average loans.

The adequacy of the Bank's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. As of March 31, 1998 the Bank's allowance totaled $7.1 million, or 1.10% of total loans compared to $6.9 million, or 1.08% of total loans as of December 31, 1997.

Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                              Three months ended March 31,
                                              -----------------------------
                                                 1998               1997
                                              ----------          ---------
                                                  (Dollars in thousands)
Balance at beginning of period..............   $ 6,921             $ 6,539

Net charge-offs:
 Charge-offs................................      (204)                (71)
 Recoveries.................................       114                  40
                                               -------             -------
Total net charge-offs.......................       (90)                (31)
Provision for credit losses.................       257                 216
                                               -------             -------
Balance at end of period....................   $ 7,088             $ 6,724
                                               =======             =======

Ratio of net charge-offs during the period
 to average loans outstanding during
 the period.................................      0.01%               0.01%
                                               =======             =======

Allowance for credit losses to
 total loans................................      1.10%               1.10%
                                               =======             =======

Allowance for credit losses to
 non-accruing loans.........................    239.06%             165.53%
                                               =======             =======


Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.


                                                      March 31, 1998     December 31, 1997
                                                      ---------------    ----------------
                                                            (Dollars in thousands)
Non-accruing loans:.................................
 One- to four-family................................          $1,340             $1,126
 Home equity........................................              20                  -
 Commercial real estate and multi-family............           1,296              1,364
 Consumer and other.................................              91                235
 Commercial business................................             218                322
                                                              ------             ------
    Total non-accruing loans........................           2,965              3,047
                                                              ------             ------

Non-performing assets...............................             299                223

Total non-accruing loans and non-performing assets..          $3,264             $3,270
                                                              ======             ======

Total non-accruing loans and non-performing assets
 as a percentage of total assets....................            0.25%              0.28%
                                                              ======             ======

Total non-accruing loans to total loans.............            0.46%              0.47%
                                                              ======             ======

Noninterest Income

Noninterest income is composed of fee income and service charges for bank services, profits from the sale of loans and securities, and other noninterest income. Noninterest income totaled $1.8 million for the three months ended March 31, 1998, representing an increase of $394,000, or 28.6%, over the $1.4 million recorded for the three months ended March 31, 1997.

Contributing to the increase in noninterest income was a $153,000, or 22.8% increase in bank service charges and fees on deposit accounts. In particular, insufficient fund fees and other service charges on checking accounts increased $88,000 during the first quarter of 1998 compared to the first quarter of 1997 as a result of the Bank's continued promotion of its checking account products. In addition, growth in acceptance and usage of the Bank's debit card resulted in $42,000 of additional transaction fees for the three months ended March 31, 1998 compared to the same period in 1997.

Loan origination and servicing fees increased $149,000, or 58.1% during the first three months of 1998 compared to the first three months of 1997. This increase reflects an increase of $72,000 in application, underwriting and other origination fees associated with the increased refinancings that occurred during
the first quarter of 1998.   Loan originations for the first three months of
1998 totaled $43.7 million compared to $34.1 million originated during the same period in 1997. Also contributing to the overall increase in loan fees was an additional $20,000 in service fee income for servicing loans sold to the secondary market, as well as $19,000 collected as a result of a third-party agent credit card program that was initiated in 1997.

All other noninterest income increased $93,000, or 20.8%, when comparing the three months ended March 31, 1998 to the three months ended March 31, 1997. This increase resulted primarily from $30,000 in additional profits on sold loans and an increase of $27,000 in fees associated with providing various services to the Bank's Savings Bank Life Insurance Department.

Noninterest Expense

Noninterest expense totaled $6.8 million for the first quarter of 1998, reflecting a $951,000, or a 16.4% increase over the first quarter of 1997 which totaled $5.8 million. The increase was primarily due to a $653,000 increase in salaries and employee benefits, a $224,000 increase in occupancy and equipment costs, a $68,000 increase in marketing and advertising and a $59,000 increase in technology and communications expense. Partially offsetting these increases was a decrease in other noninterest expenses of $54,000.

Salaries and employee benefits totaled $3.8 million for the first three months of 1998 compared to $3.1 million for the same period in 1997. This increase in expense is a result of normal merit and promotional salary increases, as well as an increase in the Bank's number of full-time equivalents from 338.5 at March 31, 1997 to 379.0 at March 31, 1998. This increase in personnel resulted from two new branch openings in 1997, the hiring of staff for a new branch scheduled to open in the second quarter of 1998, as well as overall growth in the Bank.

Occupancy and equipment expenses increased to $825,000 during the first quarter of 1998 compared to $601,000 for the first quarter of 1997. This increase resulted from the depreciation and building expenses associated with the Bank's construction of a new administrative center, as well as the opening of two new branch locations during 1997. The administrative center was occupied in August 1997 and the new branches were opened in March and May of 1997.

Technology and communications expense totaled $748,000 for the first quarter of 1998 compared to $689,000 for the same period in the previous year. Network interchange fees contributed to $46,000 of the $59,000 overall increase and reflects the growing costs associated with increased customer transactions with the Bank's debit card product.

The increase in marketing and advertising to $399,000 for the three months ended March 31, 1998 compared to $331,000 for the same period in 1997 was primarily attributable to costs associated with enhancing and updating advertising and promotional materials utilized for a marketing campaign which was originally introduced in early 1996.

Income Taxes

Income tax expense totaled $1.6 million for the first quarter of 1998 compared to $1.7 million for the first quarter of 1997. The effective tax rate decreased from 37.2% for the three months ended March 31, 1997 to 34.5% for the same period in 1998 which is reflective of the implementation of various tax planning strategies during the third quarter of 1997.

Liquidity

The Bank's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage related and debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by market interest rates, economic conditions and competition.

The Bank experienced a net increase in total deposits of $139.0 million for the three months ended March 31, 1998 compared to $36.5 million for the same period in 1997. The increase in the first quarter of 1998 is primarily attributable to subscription deposits received as a result of the initial stock offering of the Company. Principal repayments on mortgage related and asset-backed securities provided an additional source of liquidity, totaling $23.8 million for the first quarter of 1998 compared to $7.2 million for the first quarter of 1997.

The Bank's primary investing activities are the origination of both residential one-to-four family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the three months ended March 31, 1998 and 1997, loan originations totaled $43.7 million and $34.1 million, respectively. Purchases of mortgage related securities totaled $44.4 million for the first quarter of 1998 compared to $4.9 million for the first quarter of 1997. Purchases of other available for sale securities during the first three months of 1998 totaled $20.1 million compared to $15.3 million for the same period in 1997.

At March 31, 1998, the Bank's outstanding loan commitments totaled $67.3 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements are the Bank's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event the Bank requires funds beyond those generated internally, additional sources of funds are available through the use of reverse repurchase agreements and short-
term FHLB advances.   At March 31, 1998, the total of cash, interest-bearing
demand accounts, federal funds sold and securities purchased under resale agreements was $150.9 million, or 11.4% of total assets. It is anticipated that the subscription deposits received during the Company's stock offering will be invested in higher yielding assets during the second and third quarters of 1998, thereby reducing liquidity ratios.

Capital

At March 31, 1998, the Bank exceeded all regulatory capital requirements. The current requirements and the Bank's actual levels are detailed in the following table.

                                                                 As of March 31, 1998
                                            ----------------------------------------------------------------
                                                                      Required       To Be Well Capitalized
                                                                    For Capital      Under Prompt Corrective
                                                  Actual         Adequacy Purposes     Action Provisions
                                            ------------------  ------------------  ------------------------
                                             Amount    Ratio     Amount     Ratio     Amount         Ratio
                                            --------  --------  --------  --------  ---------      ---------
                                                                (Dollars in thousands)

Total Capital (to risk-weighted assets)...  $138,032    21.06%   $52,424        8.00%      $65,530  10.00%
Tier 1 Capital (to risk-weighted assets)..   130,944    19.98     26,212        4.00        39,318   6.00
Leverage Capital (to average assets)......   130,944    10.90     36,032        3.00        60,054   5.00

Net Income and Net Portfolio Value Analysis

The Bank's interest rate sensitivity is monitored partially through the use of a net income model and a net portfolio value model which generates estimates of the changes in the Bank's net income and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities.

The model below assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. For adjustable and fixed-rate loans on residential properties, prepayment rates were assumed to range from 7.38% to 15.12% annually. Mortgage related securities were assumed to prepay at rates between 11.28% and 13.44% annually. Savings account cashflows were assumed to decay at 33.29%, 7.71%, 15.42%, 9.06%, 7.18%, 12.07% and 15.27%; NOW checking account cashflows were assumed to decay at 22.38%, 22.38%, 44.77%, 2.18%, 1.72%, 2.90%, and 3.67%; and money market savings account cashflows were assumed to decay at 65.23%, 3.16%, 6.32%, 25.29%, 0%, 0%, and 0% for the periods of three months or less, three to six months, six to twelve months, one to three years, three to five years, five to ten years and more than ten years, respectively. A significant portion of the subscription deposits are included in savings accounts as of March 31, 1998 and will transfer to equity upon the completion of the Plan of Reorganization. Therefore, the decay rate of 33.29% in the three months or less interval reflects that outflow. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.


The following sets forth the Bank's net income and NPV as of March 31, 1998.

Change in
Interest Rates                  Net Income                                Net Portfolio Value
In Basis Points    ---------------------------------------      -------------------------------------
(Rate Shock)       $ Amount     $ Change       % Change          $ Amount      $ Change     % Change
----------------   --------  ---------------  ------------      -----------  ------------  ----------
                                                    (Dollars in thousands)

       400.......    10,131     (1,390)          (12.1)%           114,139      (39,743)     (25.8)%
       300.......    10,393     (1,128)           (9.8)%           124,211      (29,671)     (19.3)%
       200.......    10,773       (748)           (6.5)%           134,854      (19,028)     (12.4)%
       100.......    11,178       (343)           (3.0)%           145,050       (8,832)      (5.7)%
       Static....    11,521         --               --            153,882           --          --
       (100).....    11,727        206              1.8%           159,363        5,481         3.6%
       (200).....    11,826        305              2.6%           161,304        7,422         4.8%
       (300).....    11,915        394              3.4%           174,892       21,010        13.7%
       (400).....    12,029        508              4.4%           193,334       39,452        25.6%


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net income and NPV requires making certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net income and NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net income and NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is not party to any legal proceedings, claims or lawsuits.

Item 2.  Changes in Securities

            Not applicable.

Item 3.  Defaults upon Senior Securities

            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted during the first quarter for the period ended March 31, 1998 to a vote of security holders.

Item 5.  Other Information

            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  The following exhibits are filed as part of this report:

     Exhibit No.
     -----------

        99.1   Summary of Quarterly Financial Data

        27.1   Financial Data Schedule

       (b)  Reports on Form 8-K

            Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NIAGARA BANCORP, INC.


Date:                           By: /s/ William E. Swan
                                   ---------------------------------------------
                                   William E. Swan
                                   President and Chief Executive Officer


Date:                           By: /s/ Paul J. Kolkmeyer
                                   ---------------------------------------------
                                   Paul J. Kolkmeyer
                                   Executive Vice President and Chief Financial
                                   Officer

                                 EXHIBIT INDEX

Exhibit
Number
--------

  99.1          Summary of Quarterly Financial Data.  Filed herewith.

  27.1          Financial Data Schedule.  Filed herewith.