Form 10-Q
period 1998-06-30
NIAGARA BANCORP INC
filed 1998-08-14
CIK 1051741

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   ------------------------------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
Yes  X    No
    ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes
of stock, as of the latest practicable date.   The Registrant had 29,756,250
shares of Common Stock, $.01 par value, outstanding as of August 11, 1998.

                             NIAGARA BANCORP, INC.
                                   FORM 10-Q
                  For the Quarterly Period Ended June 30, 1998

                               TABLE OF CONTENTS

Item Number                                                             Page Number
-----------                                                             -----------
                         PART I - FINANCIAL INFORMATION
   1.     Financial Statements
             Condensed Consolidated Statements of Condition
                 June 30, 1998 (unaudited) and December 31, 1997.......  3

             Condensed Consolidated Statements of Income
                 Three and six months ended June 30, 1998 and 1997
                  (unaudited)..........................................  4

             Condensed Consolidated Statements of Comprehensive Income
                 Three and six months ended June 30, 1998 and 1997
                  (unaudited)..........................................  5

             Condensed Consolidated Statements of Changes in
              Stockholders' Equity
                 Six months ended June 30, 1998 and 1997 (unaudited)...  6

             Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 1998 and 1997 (unaudited)...  7

             Notes to Condensed Consolidated Financial Statements
              (unaudited)..............................................  8

    2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................  10

    3.    Quantitative and Qualitative Disclosure about Market Risk....  21

                          PART II - OTHER INFORMATION

    1.    Legal Proceedings............................................  23

    2.    Changes in Securities and Use of Proceeds....................  23

    3.    Defaults upon Senior Securities..............................  23

    4.    Submission of Matters to a Vote of Security Holders..........  23

    5.    Other Information............................................  23

    6.    Exhibits and Reports on Form 8-K.............................  23

Signatures.............................................................  24

Exhibit Index..........................................................  25


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Niagara Bancorp, Inc.
                                and Subsidiaries

                 Condensed Consolidated Statements of Condition

                                                                    June 30,    December 31,
                                                                      1998          1997
                                                                 -----------    ------------
                                                                   (unaudited)
                            Assets                                  (Dollars in thousands)
                            ------
Cash and cash equivalents:
    Cash and due from banks...................................  $      14,863         13,913
    Federal funds sold........................................         40,800          7,700
    Securities purchased under resale agreements..............         25,000         15,000
                                                                 ------------   ------------
           Total cash and cash equivalents....................         80,663         36,613

Securities available for sale.................................        514,703        449,281
Securities held to maturity...................................              -         17,000
Loans, net....................................................        680,111        635,396
Premises and equipment, net...................................         23,756         22,308
Accrued interest receivable and other assets..................         45,954         18,428
                                                                 ------------   ------------
                                                                $   1,345,187      1,179,026
                                                                 ============   ============

            Liabilities and Stockholders' Equity
            ------------------------------------
Liabilities:
    Deposits..................................................  $     997,150        986,875
    Mortgagors' payments held in escrow.......................          9,599          8,746
    Short-term borrowings.....................................         18,471         13,835
    Long-term borrowings......................................         39,272         19,882
    Other liabilities.........................................         24,653         19,217
                                                                 ------------   ------------
                                                                    1,089,145      1,048,555
                                                                 ------------   ------------
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued...............................              -              -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued and outstanding..            298              -
    Additional paid-in capital................................        136,170              -
    Retained earnings, substantially restricted...............        130,533        127,941
    Accumulated other comprehensive income....................          3,192          2,530
    Common stock purchased by ESOP............................        (14,151)             -
                                                                 ------------   ------------
                                                                      256,042        130,471
                                                                 ------------   ------------
                                                                $   1,345,187      1,179,026
                                                                 ============   ============

                             Niagara Bancorp, Inc.
                                and Subsidiaries

                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
                                                          -------------------  ------------------
                                                              1998     1997     1998       1997
                                                          ---------   -------  -------    -------
                                                                      (Dollars in thousands)
Interest income:
   Loans...............................................   $  13,553    12,727  26,730     25,353
   Investment and mortgage related securities..........       7,700     7,371  15,110     14,380
   Federal funds sold and securities purchased
       under resale agreements.........................       1,548       344   2,074        436
   Other...............................................         141       104     292        197
                                                          ---------    ------  ------     ------
            Total interest income......................      22,942    20,546  44,206     40,366

Interest expense:
   Deposits............................................      11,116    10,759  22,081     20,968
   Borrowings..........................................         579       411   1,143        785
                                                          ---------    ------  ------     ------

            Net interest income........................      11,247     9,376  20,982     18,613

Provision for credit losses............................         346       154     603        370
                                                          ---------    ------  ------     ------

            Net interest income after provision
                for credit losses......................      10,901     9,222  20,379     18,243
                                                          ---------    ------  ------     ------

Noninterest income:
   Banking service charges and fees....................         899       750   1,723      1,422
   Loan fees...........................................         432       263     838        519
   Net gain on sales of securities available for sale..         100       198     100        201
   Other...............................................         837       462   1,378        907
                                                          ---------    ------  ------     ------
            Total noninterest income...................       2,268     1,673   4,039      3,049
                                                          ---------    ------  ------     ------

Noninterest expense:
   Salaries and employee benefits......................       3,872     3,249   7,655      6,379
   Occupancy and equipment.............................         788       571   1,613      1,172
   Technology and communications.......................         739       695   1,487      1,384
   Marketing and advertising...........................         409       404     808        735
   Charitable contributions............................       6,765        26   6,803         70
   Other...............................................       1,164       990   2,124      1,997
                                                          ---------    ------  ------     ------
            Total noninterest expense..................      13,737     5,935  20,490     11,737
                                                          ---------    ------  ------     ------

             Income (loss) before income taxes.........        (568)    4,960   3,928      9,555

Income tax expense  (benefit)..........................        (214)    1,863   1,336      3,571
                                                          ---------    ------  ------     ------

             Net income (loss).........................   $    (354)    3,097   2,592      5,984
                                                          =========    ======  ======     ======

Net income (loss) per common share
             Basic.....................................       (0.01)        -    0.09          -
             Diluted...................................       (0.01)        -    0.09          -

Average common shares outstanding
             Basic.....................................      28,792         -  28,792          -
             Diluted...................................      28,792         -  28,792          -

                             Niagara Bancorp, Inc.
                                and Subsidiaries

           Condensed Consolidated Statements of Comprehensive Income
                                  (unaudited)


                                                                           Three Months Ended June 30,
                                                                          ----------------------------
                                                                                1998          1997
                                                                          ------------    ------------
                                                                              (Dollars in thousands)
Net income (loss)......................................................   $        (354)         3,097

Other comprehensive income (loss), net of taxes:
        Unrealized gains (losses) on securities arising during period..             (77)         3,778
        Less: Reclassification adjustment for gains on securities
              included in net income...................................              59            117
                                                                          -------------     ----------
                 Total other comprehensive income (loss)...............            (136)         3,661
                                                                          -------------     ----------

                  Total comprehensive income (loss)....................   $        (490)         6,758
                                                                          -------------     ----------


                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                            1998         1997
                                                                       -------------  ----------
                                                                         (Dollars in thousands)
Net income..........................................................   $       2,592       5,984

Other comprehensive income, net of taxes:
        Unrealized gains on securities arising during period........             721         514
        Less: Reclassification adjustment for gains on securities
              included in net income................................              59         119
                                                                       -------------   ---------
                 Total other comprehensive income...................             662         395
                                                                       -------------   ---------

                  Total comprehensive income........................   $       3,254       6,379
                                                                       =============   =========

                             Niagara Bancorp, Inc.
                                and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)




                                                                                                  Accumulated
                                                                 Additional                          other
                                                        Common    paid-in    Retained    ESOP    comprehensive
                                                         stock    capital    earnings   shares   income (loss)   Total
                                                       --------  ----------  --------   ------   -------------   ------
                                                                            (Dollars in thousands)
Balance at January 1, 1997..........................   $      -           -   116,690        -         (1,026)  115,664

   Net income.......................................          -           -     5,984        -              -     5,984
   Unrealized gain on securities available
      for sale, net of reclassification adjustment..          -           -         -        -            395       395
                                                       ---------  ---------- --------   ------      ---------   -------

Balance at June 30, 1997............................   $      -           -   122,674        -           (631)  122,043
                                                       =========  ========== ========   ======      =========   =======



Balance at January 1, 1998..........................   $      -           -   127,941        -          2,530   130,471

   Net income.......................................          -           -     2,592        -              -     2,592
   Unrealized gain on securities available
      for sale, net of reclassification adjustment..          -           -         -        -            662       662
   Net proceeds of stock offering and
      issuance of common stock
      (29,351,204 shares)...........................        298     132,092         -        -              -   132,390
   Charitable contribution of common stock to
      the Lockport Savings Bank Foundation
      (405,046 shares)..............................          -       4,051         -        -              -     4,051
   Common stock acquired by ESOP
      (1,080,124 shares)............................          -           -         -  (14,298)             -   (14,298)
   ESOP shares committed to be released
      (11,122 shares)...............................          -          27         -      147              -       174
                                                       ---------  ---------- --------   ------      ---------   -------

Balance at June 30, 1998............................   $    298     136,170   130,533  (14,151)         3,192   256,042
                                                       =========  ========== ========   ======      =========   =======

                             Niagara Bancorp, Inc.
                               and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                     1998         1997
                                                                               -------------   ----------
                                                                                  (Dollars in thousands)
Net cash provided by operating activities...................................  $       11,426        6,311

Cash flows from investing activities:
   Proceeds from sales of investment and mortgage related  securities:
       Available for sale...................................................             204       31,550
   Proceeds from maturities of investment and mortgage related securities:
       Available for sale...................................................             635        6,175
       Held to maturity.....................................................          17,000      104,600
   Principal payments on investment and mortgage related securities:
       Available for sale...................................................          63,891       16,709
   Purchases of investment and mortgage related securities:
       Available for sale...................................................        (129,067)     (74,034)
       Held to maturity.....................................................               -     (110,600)
   Net increase in loans....................................................         (45,184)      (5,421)
   Purchase of bank-owned life insurance....................................         (25,000)           -
   Other....................................................................          (3,101)      (8,849)
                                                                               -------------    ---------

               Net cash used by investing activities........................        (120,622)     (39,870)
                                                                               -------------    ---------
Cash flows from financing activities:
   Net increase in deposits.................................................          10,275       54,564
   Net increase in mortgagors' payments held in escrow......................             853          430
   Proceeds from issuance of common stock...................................         132,390            -
   Purchase of shares of common stock by ESOP...............................         (14,298)           -
   Repayments of short-term borrowings, net.................................            (312)      (8,112)
   Proceeds from long-term borrowings.......................................          24,456            -
   Repayments of long-term borrowings.......................................            (118)           -
                                                                               -------------    ---------

               Net cash provided by financing activities....................         153,246       46,882
                                                                               -------------    ---------

               Net increase in cash and cash equivalents....................          44,050       13,323

Cash and cash equivalents at beginning of period............................          36,613       16,219
                                                                               -------------    ---------

Cash and cash equivalents at end of period..................................   $      80,663       29,542
                                                                               =============    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes......................................................   $         186        3,321
          Interest expense..................................................          23,131       21,730
                                                                               =============    =========

Supplemental disclosure of noncash investing and financing activities:
   Charitable contribution of Niagara Bancorp, Inc. common stock
        to the Lockport Savings Bank Foundation.............................   $       4,051            -
                                                                               =============    =========


                             Niagara Bancorp, Inc.
                                and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


(1)  Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassification adjustments were made to the 1997 financial statements to conform them to the 1998 presentation.


(2)     Reorganization and Stock Offering

Niagara Bancorp, Inc. (the "Company") is a Delaware corporation organized in December 1997 by Lockport Savings Bank (the "Bank") in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company offered for sale approximately 45.4% of the shares of its common stock to eligible depositors of the Bank (the "offering") and issued approximately 53.3% of the Company's shares of common stock to Niagara Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, the remaining 1.3% of the Company's shares of common stock were issued to the Lockport Savings Bank Foundation (the "Foundation") (see note 4). The reorganization and offering were completed on April 17, 1998. Prior to that date, the Company had no assets and no liabilities. The Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented for periods prior to the reorganization are for the Bank as the predecessor entity
to the Company.   Accordingly, per share data is not presented for periods prior to the reorganization.

Completion of the offering resulted in the issuance of 29,756,250 shares of common stock, 15,849,650 shares (53.3%) of which were issued to the MHC, 12,951,960 shares (43.5%) of which were sold to eligible depositors of the Bank, 549,594 shares (1.9%) of which were issued to the Bank's employee stock ownership plan (the "ESOP") (see note 3), and 405,046 shares (1.3%) of which were issued to the Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $2.5 million and have been deducted to arrive at net proceeds of $132.4 million. The Company contributed 50% of the net proceeds of the offering, or $66.2 million, to the Bank for general corporate use. Net offering proceeds retained by the Company were used to fund a $14.3 million loan to the Bank's employee stock ownership plan and acquire $51.9 million in short-term investments.


(3)  Employee Stock Ownership Plan

In connection with the conversion, the Bank established the ESOP with all employees meeting age and service requirements eligible to participate in the Plan. The ESOP was authorized to purchase up to 8%, or 1,080,124 shares of the common stock sold in the offering. As only 549,594 shares were available in the offering, the ESOP subsequently purchased an additional 530,530 shares. The purchase of the shares was funded by a loan from the Company payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are to be funded by cash contributions from the Bank and dividends on Company stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares will be committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized related to the committed to be released shares based on the average market price during the period. The first quarterly loan payment was made on June 30, 1998 with $174,000 reflected as compensation expense for 11,122 shares committed to be released.

(4)  Charitable Foundation

As part of the reorganization and conversion, the Company established the Foundation which is dedicated exclusively to supporting charitable causes and community development activities in Western New York. The Foundation was funded during the second quarter with $4.1 million (405,046 shares) of common stock contributed by the Company and $2.7 million in cash contributed by the Bank. A one-time charge of $6.8 million is reflected in the second quarter 1998 results of operations for this contribution. The contribution will be fully tax deductible, subject to an annual limitation based upon the Company's taxable income.


(5)  Earnings Per Share

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", effective with the completion of the reorganization and stock offering on April 17, 1998. This statement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The EPS calculation presented utilized the weighted average number of common shares outstanding since April 17, 1998.

(6)  Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities."   SFAS No. 133
establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a fair value hedge, (b) a cashflow hedge,
(c) a foreign currency hedge. The accounting for changes in the fair value of a derivative would depend on the intended use of the derivative and the resulting designation. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999 with earlier application encouraged. Since the Company does not currently utilize derivative instruments, the adoption of this standard, at this time, does not have an impact on the Company's financial condition or results of operations.


(7)  Year 2000

The Company relies upon computers for the daily conduct of its business and for information systems processing. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company generally relies on software and hardware developed by independent third parties to provide the information systems used by the Company. To address this issue, the Company's core information systems provider has scheduled an upgrade to its software in the third quarter of 1998. Full scale testing of this upgrade by the Company is scheduled for the fourth quarter of 1998. The Company is also in the process of reviewing and testing other ancillary software and internally developed programs to assure year 2000 compliance. Based on information currently available, management does not believe that significant additional costs will be incurred in connection with the year 2000 issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              FINANCIAL CONDITION

Total assets at June 30, 1998 were $1.345 billion as compared to $1.179 billion at December 31, 1997, an increase of $166.2 million, or 14.1%. This increase was primarily the result of the investment of the $132.4 million in net proceeds of the Company's common stock offering, resulting in a $48.4 million increase in securities, a $44.7 million increase in net loans and a $33.1 million increase in federal funds sold. Also contributing to the overall increase in assets was a $25.0 million purchase of bank-owned life insurance policies in the second quarter of 1998 which is reflected in other assets.

Total securities increased 10.4% to $514.7 million at June 30, 1998 from $466.3 million at December 31, 1997. This increase consisted of a $65.4 million increase in securities available for sale and was offset by the maturity of $17.0 million in securities held to maturity. The increase in securities available for sale was primarily the result of investing funds into one-to-three year estimated average life asset-backed securities and two-to-four year estimated average life collateralized mortgage obligations which were deemed to offer reduced interest rate risk in this continued low interest rate environment. These investments were funded primarily through proceeds received from the initial public stock offering, prepayments on amortizing fixed income investments, and the maturity of lower yielding money market preferred stock included in the held to maturity portfolio.

Net loans totaled $680.1 million at June 30, 1998, compared to $635.4 million at December 31, 1997, an increase of 7.0%. Growth was experienced in all loan portfolios as a result of continued efforts to increase market share, as well as the significant refinancing activity generated by the low interest rate environment. Overall growth was concentrated primarily in one-to-four family real estate loans which increased $32.0 million from $392.8 million at December 31, 1997 to $424.8 million at June 30, 1998, and commercial real estate and consumer loans which increased $5.4 million and $4.7 million, respectively.


Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                          June 30, 1998          December 31, 1997
                                      --------------------   ------------------------
                                        Amount   Percent      Amount       Percent
                                      ---------  ---------   ---------   ------------
                                                 (Dollars in thousands)
                                                  --------------------
Real Estate Loans:
------------------
   One-to-four family..............   $ 424,826     62.12%   $ 392,846          61.47%
   Home equity.....................      14,332      2.10       13,587           2.13
   Multi-family....................      75,015     10.97       74,049          11.59
   Commercial real estate..........      82,572     12.07       77,217          12.08
   Construction....................      11,325      1.66       10,791           1.69
                                      ---------    ------    ---------   ------------
      Total real estate loans......     608,070     88.92      568,490          88.96
                                      ---------    ------    ---------   ------------

Other Loans:
------------
   Consumer Loans:
      Mobile home..................      23,169      3.39       22,747           3.56
      Vehicle......................       8,209      1.20        7,306           1.14
      Personal.....................      15,524      2.27       15,157           2.37
      Home improvement.............       8,056      1.18        7,609           1.19
      Guaranteed student...........      12,485      1.82       10,975           1.72
      Other consumer...............       2,878      0.42        1,874           0.29
                                      ---------    ------    ---------   ------------
         Total consumer loans......      70,321     10.28       65,668          10.27
   Commercial business loans.......       5,530      0.80        4,893           0.77
                                      ---------    ------    ---------   ------------
         Total loans...............     683,921    100.00%     639,051         100.00%
                                      ---------    ======    ---------   ============

      Net deferred costs...........       3,626                  3,380
      Unearned discounts...........         (86)                  (114)
      Allowance for credit losses..      (7,350)                (6,921)
                                      ---------              ---------
         Loans, net................   $ 680,111              $ 635,396
                                      =========              =========

Deposits increased $10.3 million, or 1.0% during the first six months of 1998, totaling $997.2 million at June 30, 1998 compared to $986.9 million at December
31, 1997.   Lower rates offered on certificates of deposit resulted in a $32.7 million decrease in these accounts and a $42.7 million increase in money market deposit accounts (MMDAs) during the first six months of 1998. However, approximately $129.5 million in stock subscription proceeds were transferred from deposits to stockholders' equity during the second quarter of 1998 as part of the conversion from a mutual savings bank to a stock form of ownership.

In addition to deposits, borrowings from the Federal Home Loan Bank of New York
(FHLB) and securities sold under repurchase agreements with various securities dealers are utilized as sources of funding. During the first six months of 1998, total borrowings increased $24.0 million, or 71.3% to $57.7 million at June 30, 1998 compared to $33.7 million at December 31, 1997. This increase is attributable to a $19.8 million increase in outstanding FHLB advances, as well as a $4.2 million increase in reverse repurchase agreements. These overall increases reflect the strategy to leverage capital with borrowings to fund asset growth when acceptable spreads can be obtained.

Stockholders' equity increased $125.5 million, or 96.2% to $256.0 million at June 30, 1998 from $130.5 million at December 31, 1997. This increase was primarily due to the receipt of $132.4 million of net conversion proceeds from the initial public offering, the issuance and contribution of $4.1 million of the Company's common stock to the Foundation, and earnings of $2.6 million. These increases were partially offset by a reduction in additional paid-in capital of $14.1 million, reflecting the unallocated shares of common stock held by the Bank's ESOP.

Average Balance Sheets.   The following tables present, for the periods
indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances. Non-accruing loans have been excluded from the yield calculations in these tables.

                                                        Three Months Ended June 30,             Three Months Ended June 30,
                                                  ---------------------------------------  ---------------------------------------
                                                                      1998                                  1997
                                                  ---------------------------------------  ---------------------------------------
                                                      Average        Interest                   Average        Interest
                                                    Outstanding       Earned/   Yield/        Outstanding       Earned/     Yield/
                                                      Balance          Paid      Rate           Balance          Paid        Rate
                                                  -------------    ----------  -------       ------------    ----------    -------
                                                         (Dollars in thousands)                    (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.......... $     110,623    $    1,548     5.68%      $     24,813    $      344       5.62%
   Investment securities (1).....................       191,994         2,766     5.76            177,706         2,527       5.69
   Mortgage related securities (1)...............       294,616         4,934     6.70            290,055         4,844       6.68
   Loans (2).....................................       660,880        13,553     8.20            604,634        12,727       8.42
   Other interest-earning assets (3).............         9,846           141     5.73              7,195           104       5.78
                                                  -------------    ----------                ------------    ----------
         Total interest-earning assets...........     1,267,959    $   22,942     7.24%         1,104,403    $   20,546       7.44%
                                                  -------------    ----------                ------------    ----------

Allowance for credit losses......................        (7,295)                                   (6,576)
Other noninterest-earning assets (4) (5).........        67,827                                    40,936
                                                  -------------                              ------------
         Total assets............................ $   1,328,491                              $  1,138,763
                                                  =============                              ============

Interest-bearing liabilities:
   Savings accounts.............................. $     313,663    $    2,530     3.27%      $    307,616    $    2,569       3.39%
   Interest-bearing checking accounts............       193,987         1,588     3.32            115,067           755       2.66
   Certificates of deposit.......................       481,609         6,959     5.86            513,739         7,400       5.84
   Mortgagors' payments held in escrow...........         8,053            39     1.96              7,673            35       1.85
   Other borrowed funds..........................        41,278           579     5.69             29,133           411       5.72
                                                  -------------    ----------                ------------    ----------
         Total interest-bearing liabilities......     1,038,590    $   11,695     4.57%           973,228    $   11,170       4.65%
                                                  -------------    ----------                ------------    ----------

Noninterest-bearing demand deposits..............        30,545                                    28,069
Other noninterest-bearing liabilities............        23,516                                    18,559
                                                  -------------                              ------------
         Total liabilities.......................     1,092,651                                 1,019,856
Stockholders' equity (4).........................       235,840                                   118,907
                                                  -------------                              ------------
         Total liabilities and stockholders'
            equity............................... $   1,328,491                              $  1,138,763
                                                  =============                              ============

Net interest income..............................                  $   11,247                                $    9,376
                                                                   ==========                                ==========

Net interest rate spread.........................                                 2.67%                                       2.79%
                                                                                  ====                                        ====

Net earning assets............................... $     229,369                              $    131,175
                                                  =============                              ============

Net interest income as a percentage of
   average interest-earning assets...............                        3.55%                                     3.40%
                                                                       ======                                    ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities.......                      122.08%                                   113.48%
                                                                       ======                                    ======

---------------------------------------------

(1) Amounts shown are at amortized cost.
(2) Net of deferred loans fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3) Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4) Includes unrealized gains/(losses) on securities available for sale.
(5) Includes $25,000,000 of bank-owned life insurance purchased in June 1998. As of June 30, 1998,
    $95,000 of earnings on bank-owned life insurance are included in other noninterest income.

                                                                               Six Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                    1998                                   1997

                                                   -----------------------------------     ---------------------------------------
                                                       Average        Interest                 Average        Interest
                                                     Outstanding       Earned/   Yield/      Outstanding       Earned/      Yield/
                                                       Balance          Paid      Rate         Balance          Paid         Rate
                                                   -------------    ----------  -------    -------------    ----------    --------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.........   $      74,297    $    2,074     5.63%   $      15,956    $      436        5.51%
   Investment securities (1)....................         190,391         5,568     5.85          169,673         4,784        5.64
   Mortgage related securities (1)..............         284,784         9,542     6.70          287,231         9,596        6.68
   Loans (2)....................................         650,740        26,730     8.22          604,581        25,353        8.39
   Other interest-earning assets (3)............           9,491           292     6.15            6,607           197        5.96
                                                   -------------    ----------             -------------    ----------
         Total interest-earning assets..........       1,209,703    $   44,206     7.31%       1,084,048    $   40,366        7.45%
                                                   -------------    ----------             -------------    ----------

Allowance for credit losses.....................          (7,192)                                 (6,626)
Other noninterest-earning assets (4) (5)........          64,757                                  41,137
                                                   -------------                           -------------
         Total assets...........................   $   1,267,268                           $   1,118,559
                                                   =============                           =============

Interest-bearing liabilities:
   Savings accounts.............................   $     311,301    $    4,976     3.22%   $     303,604    $    5,043        3.35%
   Interest-bearing checking accounts...........         182,869         2,916     3.22          112,540         1,478        2.65
   Certificates of deposit......................         489,519        14,121     5.82          503,283        14,382        5.76
   Mortgagors' payments held in escrow..........           7,069            68     1.94            7,080            65        1.85
   Other borrowed funds.........................          39,309         1,143     5.86           28,333           785        5.59
                                                   -------------    ----------             -------------    ----------
         Total interest-bearing liabilities.....       1,030,067    $   23,224     4.55%         954,840    $   21,753        4.59%
                                                   -------------    ----------             -------------    ----------

Noninterest-bearing demand deposits.............          28,781                                  26,968
Other noninterest-bearing liabilities...........          23,585                                  18,465
                                                   -------------                           -------------
         Total liabilities......................       1,082,433                               1,000,273
Stockholders' equity  (4).......................         184,835                                 118,286
                                                   -------------                           -------------
         Total liabilities and stockholders'
          equity................................   $   1,267,268                           $   1,118,559
                                                   =============                           =============

Net interest income.............................                    $   20,982                              $   18,613
                                                                    ==========                              ==========

Net interest rate spread........................                                   2.76%                                      2.86%
                                                                                  =====                                       ====

Net earning assets..............................   $     179,636                           $     129,208
                                                   =============                           =============

Net interest income as a percentage of
   average interest-earning assets..............                          3.47%                                   3.43%
                                                                        ======                                  ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities......                        117.44%                                 113.53%
                                                                        ======                                  ======

------------------------------------------------

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loans fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/(losses) on securities available for sale.
(5) Includes $25,000,000 of bank-owned life insurance purchased in June 1998. As of June 30, 1998, $95,000 of earnings on bank-owned life insurance are included in other noninterest income.

    COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998

General

Net income for the second quarter of 1998 increased 17.2% to $3.6 million, or $.13 per share, excluding the effect of the Company's one-time contribution to fund the Foundation, compared to $3.1 million for the second quarter of 1997. Net income was significantly impacted by the contribution to the Foundation that was established during the second quarter of 1998 with a contribution of $4.1 million of the Company's common stock and $2.7 million of cash. This contribution resulted in a $4.0 million charge to earnings, net of tax, which resulted in a net loss of $354,000, or $ (.01) per share for the quarter, compared to net income of $3.1 million for the quarter ended June 30, 1997.


Interest Income

Total interest income increased $2.4 million, or 11.7%, to $22.9 million for the second quarter of 1998 compared to $20.5 million for the same period in 1997. The increase was primarily due to a $1.2 million increase in income from federal funds sold and securities purchased under resale agreements, an $826,000 increase in income from loans, and $329,000 in additional income from securities.

Income on federal funds sold and securities purchased under resale agreements increased due to a $70.6 million, or 284.7% increase in the average balance of federal funds sold from $24.8 million for the second quarter of 1997 to $95.4 million for the same period in 1998. This increased liquidity resulted from stock subscriptions received during the Company's initial public offering, as well as investing decisions being influenced by the flat interest rate yield curve with short-term rates providing similar returns to intermediate and longer term instruments which have more interest rate risk. Also contributing to the increase was a decision during the fourth quarter of 1997 to initiate repurchase agreements because of the opportunity to earn greater returns on the short-term liquidity position. These repurchase agreements represent $15.2 million of the $85.8 million increase in the average balance of federal funds sold and securities purchased under resale agreements.

The increased income from loans was primarily attributable to an increase of $56.3 million in the average balance of loans to $660.9 million for the second quarter of 1998 from $604.6 million for the second quarter of 1997, and was partially offset by a 22 basis point decrease in the average yield on loans from 8.42% to 8.20%. The average balance of the loan portfolio increased primarily in the one-to-four family and the multi-family and commercial real estate portfolios with increases of $39.8 million and $13.6 million, respectively, reflecting continued efforts to increase market share as well as the increased refinancing activity due to the low interest rate environment. Contributing to the increase in the average balance of the multi-family and commercial real estate portfolios was a $5.1 million secondary market purchase of well seasoned commercial mortgages in November 1997.

The increased income from securities was attributable to an increase in the average balance for both investment and mortgage related securities which grew $14.3 million and $4.6 million, respectively, when comparing the second quarter of 1998 to the same period in 1997. Also contributing to the increase in securities income was a 7 basis point increase in the yield on investment securities from 5.69% for the second quarter of 1997 to 5.76% for the second quarter of 1998 and a 2 basis point increase in the yield for mortgage related securities from 6.68% to 6.70% for the same periods.


Interest Expense

Interest expense totaled $11.7 million for the second quarter of 1998 compared to $11.2 million for the same period in 1997, increasing $525,000, or 4.7%. The major components of the increase in interest expense were an $833,000 increase in interest expense on interest-bearing checking accounts and a $168,000 increase in interest expense on other borrowings. Partially offsetting these increases was a decrease of $441,000 in interest expense on certificates of deposit.

The increase in interest expense on interest-bearing checking accounts was due to an increase of $78.9 million in the average quarterly balance from $115.1 million at June 30, 1997 to $194.0 million at June 30, 1998. This increase was primarily attributable to the continued growth in the money market deposit account product that was introduced during the second quarter of 1997. The average balance on these accounts grew $80.3 million when comparing the second quarter of 1998 to the same period in 1997. Also contributing to the increase in interest expense was a 66 basis point increase in the average rate paid on interest-bearing checking accounts from 2.66% to 3.32% which resulted from the rate being paid on the money market deposit account competing against money market mutual funds.

Interest expense related to other borrowings increased as a result of a $12.2 million increase in the average quarterly balance of other borrowings to $41.3 million at June 30, 1998 from $29.1 million at June 30, 1997 and was offset by a 3 basis point decrease in the average borrowing cost to 5.69% from 5.72%. The increase in the average balance of other borrowings was attributable to obtaining FHLB borrowings as a lower priced source of long-term funding.

The decrease in interest expense for certificates of deposit was primarily due to a decrease of $32.1 million in the average balance of these accounts from $513.7 million to $481.6 million and was partially offset by a 2 basis point increase in the average cost of certificates of deposit from 5.84% to 5.86%. Contributing to the increase in the average cost were the promotional rates offered on selected certificate of deposit accounts associated with new branch openings during the first six months of 1997. This trend reversed itself during May of 1998 as these higher rate certificates matured and were repriced at lower rates.


Net Interest Income

Net interest income increased $1.8 million, or 20.0%, to $11.2 million for the three months ending June 30, 1998, compared to $9.4 million for the same period in 1997. This increase was attributable to the overall growth in interest-earning assets due to the deployment of capital received from the stock offering, along with the decreased funding costs of deposits and borrowings.

The increase in interest income was due to an increase of $163.6 million, or 14.8%, in the average balance of interest-earning assets from $1.104 billion for the quarter ended June 30, 1997 to $1.268 billion for the same period in 1998. The growth in interest-earning assets resulted from the utilization of offering proceeds, deposit growth and the Company's leveraging position utilizing borrowings to increase both the security and loan portfolios. Offsetting this increase in average interest-earning assets was a 20 basis point decrease in the average yield on interest-earning assets from 7.44% for the second quarter of 1997 to 7.24% for the second quarter of 1998, reflective of the yield curve's impact on the longer-term loan portfolio. The increase in interest expense was attributable to a $65.4 million, or 6.7% increase in average interest-bearing liabilities from $973.2 million for the quarter ended June 30, 1997 to $1.039 billion for the quarter ended June 30, 1998. Declining rates and the short-term nature of the Bank's interest-bearing liabilities , along with favorable priced wholesale funding, resulted in the average rate paid on interest-bearing liabilities declining from 4.65% to 4.57%.

These changes in net interest income reflect the impact of the increased investable funds received from the stock offering, resulting in an increase in the net interest margin (net interest income as a percentage of average interest-earning assets) which increased to 3.55% for the three months ended June 30, 1998 from 3.40% for the same quarter in 1997. The interest rate spread (the difference between the weighted average yield on interest earning-assets and weighted average cost of interest-bearing liabilities) declined to 2.67% for the three months ended June 30, 1998 compared to 2.79% for the comparable period in 1997, primarily as a result of the 22 basis point decrease in loan yields offset by a 10 basis point decrease in total deposit costs.


Provision for Credit Losses

The provision for credit losses was $346,000 for the three months ended June 30, 1998 compared to the $154,000 for the same period in 1997, reflecting the growth in the loan portfolio. The allowance for credit losses totaled $7.4 million, or 1.07% of total loans at June 30, 1998 compared to $6.2 million, or 1.01% of total loans at June 30, 1997.

The adequacy of the Bank's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. The quality of the loan portfolio remained high during the second quarter of 1998 with net charge-offs totaling .01% of average loans outstanding compared to .12% for the second quarter of 1997.

Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                                        Three months ended  June 30,
                                                      -----------------------------
                                                           1998              1997
                                                      -----------       -----------
                                                          (Dollars in thousands)
Balance at beginning of period.....................   $     7,088       $     6,724

Net charge-offs:
   Charge-offs.....................................          (110)             (726)
   Recoveries......................................            26                14
                                                      -----------       -----------
Total net charge-offs..............................           (84)             (712)
Provision for credit losses........................           346               154
                                                      -----------       -----------
Balance at end of period...........................   $     7,350       $     6,166
                                                      ===========       ===========

Ratio of net charge-offs during the period to
   average loans outstanding during the period.....          0.01%             0.12%
                                                           ======            ======

Allowance for credit losses to total loans.........          1.07%             1.01%
                                                           ======            ======

Allowance for credit losses to non-accruing loans..        189.19%           260.61%
                                                           ======            ======



Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                     June 30, 1998    December 31, 1997
                                                    --------------   -------------------
                                                          (Dollars in thousands)

Non-accruing loans:
   One-to-four-family...............................     $  1,122         $   1,126
   Home equity......................................           20                -
   Commercial real estate and multi-family..........        2,541             1,364
   Consumer and other...............................           69               235
   Commercial business..............................          133               322
                                                         --------         ---------
        Total non-accruing loans....................        3,885             3,047

Non-performing assets...............................     $     21         $     223
                                                         --------         ---------

Total non-accruing loans and non-performing assets..     $  3,906         $   3,270
                                                         ========         =========

Total non-accruing loans and non-performing assets
   as a percentage of total assets..................         0.29%             0.28%
                                                            =====             =====

Total non-accruing loans to total loans.............         0.57%             0.47%
                                                            =====             =====

Noninterest Income

Noninterest income is composed of fee income and service charges for bank services, profits from the sale of loans and securities, and other noninterest income. Noninterest income increased $595,000, or 35.6%, for the second quarter of 1998 to $2.3 million compared to $1.7 million for the same period in 1997.

Contributing to the increase in noninterest income was a $169,000, or 64.6% increase in loan origination and servicing fees which totaled $432,000 for the three months ended June 1998 compared to $263,000 for the same three months of 1997. Increased loan origination and refinancing activity contributed to $119,000 of the increase in fees as loan originations for the second three months of 1998 increased 140.2%, totaling $91.9 million compared to $ 38.2 million originated during the same period in 1997.

Bank service charges and fees increased  $149,000, or 19.8%.   In particular,
growth in acceptance and usage of the Bank's debit card resulted in $65,000 of additional transaction fees for the three months ended June 30, 1998 compared to the same period in 1997. In addition, overdraft fees and other service charges on checking accounts increased $63,000 during the second quarter of 1998 compared to the second quarter of 1997 as a result of the continued use of checking account products.

All other noninterest income increased $277,000, or 42.0%, when comparing the three months ended June 30, 1998 to the three months ended June 30, 1997. This increase resulted primarily from $126,000 in recoveries and profit on other real estate sold , $95,000 in earnings on bank-owned life insurance policies, $85,000 in profits on sold loans, as well as increased commissions of $40,000 on the sale of third party annuities and mutual funds. These increases were partially offset by a decrease of $98,000 in gains on the sale of securities available for sale.


Noninterest Expense

Noninterest expense totaled $13.7 million for the second quarter of 1998, reflecting a $7.8 million, or 131.5% increase over the second quarter of 1997 which totaled $5.9 million. This significant increase resulted primarily from the one-time $6.8 million expense associated with funding the Foundation. Excluding the effect of this one-time contribution, noninterest expense increased $1.0 million, or 17.7%. This increase in noninterest expense was primarily attributable to an increase of $623,000 in salaries and employee benefits, $217,000 in occupancy and equipment costs, as well as an increase of $60,000 in network interchange costs.

Salaries and employee benefits totaled $3.9 million for the three months ended June 30, 1998 compared to $3.2 million for the same period in 1997.
Contributing to this increase is $174,000 in compensation expense associated with the ESOP, increased expenses associated with normal merit and promotional salary increases, as well as salary and benefit expenses related to the increase in the Bank's number of full-time equivalent employees from 345.5 at June 30, 1997 to 372.5 at June 30, 1998. This increase in personnel resulted from the hiring of staff for a new branch that opened in the second quarter of 1998, as well as overall growth in the Bank.

Occupancy and equipment expenses increased to $788,000 during the second quarter of 1998 compared to $571,000 for the second quarter of 1997. This increase resulted primarily from the depreciation and building expenses associated with the construction of a new administrative center, as well as the opening of a branch during the second quarter of both 1998 and 1997. The administrative center was occupied in August 1997 and the new branches were opened in May of 1998 and May of 1997.

Network interchange expenses increased to $339,000 for the three months ended June 30, 1998 compared to $279,000 for the same period in 1997, primarily as a result of costs associated with the increased activity with the Bank's debit card.


Income Taxes

As a result of the net loss recognized during the second quarter of 1998, there was an income tax benefit of $214,000 for the second quarter of 1998 compared to income tax expense of $1.9 million for the second quarter of 1997.

    COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998

General

Net income for the six months ended June 30, 1998 increased 9.9% to $6.6 million, or $.23 per share, excluding the effect of the Company's one-time contribution to fund the Foundation, compared to $6.0 million for the six months ended June 30, 1997. Net income was significantly impacted by the contribution to the Foundation that was established during the second quarter of 1998 with a contribution of $4.1 million of the Company's common stock and $2.7 million of cash. This contribution resulted in a $4.0 million charge to earnings, net of tax, which resulted in net income of $2.6 million, or $.09 per share for the six month period ended June 30, 1998, as compared to $6.0 million for the corresponding period in 1997.

Interest Income

Total interest income increased $3.8 million, or 9.5%, to $44.2 million for the six months ended June 30, 1998 compared to $40.4 million for the same period in 1997. The increase was primarily due to a $1.6 million increase in income from federal funds sold and securities purchased under resale agreements, a $1.4 million increase in income from loans, and $730,000 in additional income from securities.

Income on federal funds sold and securities purchased under resale agreements increased primarily due to a $45.6 million, or 285.8% increase in the average balance of federal funds sold from $16.0 million for the six months ended June 30, 1997 to $61.6 million for the same period in 1998. This increased liquidity resulted from stock subscriptions received during the Company's initial public offering, as well as investing decisions being influenced by the flat interest rate yield curve with short- term rates providing similar returns to intermediate and longer term instruments which have more interest rate risk. Also contributing to the increase was a decision during the fourth quarter of 1997 to initiate repurchase agreements because of the opportunity to earn greater returns on the short-term liquidity position. These repurchase agreements represent $12.7 million of the $58.3 million increase in the average balance of federal funds sold and securities purchased under resale agreements.

The increased income from loans was primarily attributable to an increase of $46.1 million in the average balance of loans to $650.7 million for the six months ended June 30, 1998 from $604.6 million for the six months ended June 30, 1997, and was partially offset by a 17 basis point decrease in the average yield on loans from 8.39% to 8.22%. The average balance of the loan portfolio increased primarily in the one-to-four family and the multi-family and commercial real estate portfolios with increases of $34.9 million and $11.8 million, respectively, reflecting continued efforts to increase market share, as well as increased refinancing activity due to the declining interest rate environment.

The increased income from securities was attributable to an increase in the average balance of investment securities which grew $20.7 million from $169.7 million to $190.4 million for the six months ended June 30, 1997 and 1998,
respectively.    Offsetting this increase was a $2.4 million decrease in the average balance on mortgage related securities from $287.2 million for the six months ended June 30, 1997 compared to $284.8 million for the same period in 1998. Also contributing to the increase in securities income was a 21 basis point increase in the yield on investment securities from 5.64% to 5.85% and a 2 basis point increase in the yield for mortgage related securities from 6.68% to 6.70%. The primary factors impacting these trends were increasing prepayments on mortgage related investments and the redeployment of funds into higher yielding asset-backed investment securities.

Interest Expense

Interest expense totaled $23.2 million for the six months ended June 30, 1998 compared to $21.8 million for the same period in 1997, increasing $1.4 million, or 6.8%. The major components of the increase in interest expense were a $1.4 million increase in interest expense on interest-bearing checking accounts and a $358,000 increase in interest expense on other borrowings. Partially offsetting these increases was a decrease of $261,000 in interest expense on certificates of deposit.

The increase in interest expense on interest-bearing checking accounts was due to an increase of $70.3 million in the average balance on these accounts from $112.6 million for the six months ended June 30, 1997 to $182.9 million for the same period in 1998. This increase was primarily attributable to the continued growth of the Bank's money market deposit account product that was first introduced during the second quarter of 1997. The average balance on these accounts grew $69.6 million when comparing the six months ended June 30, 1998 to the same period in 1997. Also contributing to the increase in interest expense was a 57 basis point increase in the average rate paid on interest-bearing checking accounts from 2.65% to 3.22% which resulted from the rate being paid on the money market deposit account that competes against money market mutual funds.

Interest expense related to other borrowings increased as a result of an $11.0 million increase in the average balance of other borrowings to $39.3 million for the six months ended June 30, 1998 from $28.3 million for the same period in 1997. Also contributing to the increase in interest expense on borrowings was a 27 basis point increase in the average borrowing cost to 5.86% from 5.59%. The increase in the average balance and costs of other borrowings was attributable to obtaining longer term FHLB borrowings.

The decrease in interest expense for certificates of deposit was primarily due to a decrease of $13.8 million in the average balance from $503.3 million to $489.5 million due to the migration of these funds into higher yielding alternative products, including the Bank's money market deposit accounts and mutual funds. The lower expense was partially offset by a 6 basis point increase in the average cost of certificates of deposit from 5.76% to 5.82%, reflecting the maturity of lower yielding certificates.

Net Interest Income

Net interest income increased $2.4 million, or 12.7% to $21.0 million for the six months ended June 30, 1998, compared to $18.6 million for the same period in 1997. This increase was attributable to the overall growth in interest-earning assets due to the deployment of capital received from the stock offering, along with the decreasing funding costs of deposits and borrowings. Net interest income was also impacted by the flattening of the interest rate yield curve, resulting in lower rates on longer term instruments while rates on short-term instruments remained at fairly consistent levels throughout the period.

The increase in interest income was due to an increase of $125.7 million, or 11.6%, in the average balance of interest-earning assets from $1.084 billion for the six months ended June 30, 1997 to $1.210 billion for the same period in 1998. The growth in interest-earning assets resulted from the utilization of offering proceeds, deposit growth and the Company's leveraging position utilizing borrowings to increase both the security and loan portfolios. Offsetting this increase in average interest-earning assets was a 14 basis point decrease in the average yield on interest-earning assets from 7.45% for the six months ended June 30, 1997 to 7.31% for the same period in 1998, reflective of mortgage refinancings and the yield curve's impact on the loan portfolio. The increase in interest expense was attributable to a $75.2 million increase in the six month average of interest-bearing liabilities from $954.8 million as of June 30, 1997 to $1.030 billion for the same six month period in 1998. The flattening of the yield curve and the short-term nature of the Bank's interest-bearing liabilities resulted in the average rate paid on interest-bearing liabilities declining from 4.59% to 4.55%.

These changes in net interest income reflect the impact of the increased investable funds received from the stock offering, resulting in an increase in the net interest margin (net interest income as a percentage of average interest-earning assets) which increased to 3.47% for the six months ended June
30, 1998 from 3.43% for the same period in 1997.   The  interest rate spread
(the difference between the weighted average yield on interest earning-assets and weighted average cost of interest-bearing liabilities) declined to 2.76% for the six months ended June 30, 1998 compared to 2.86% for the comparable period in 1997, primarily as a result of the 17 basis point decrease in loan yields.

Noninterest Income

Noninterest income is composed of fee income and service charges for bank services, profits from the sale of loans and securities, and other noninterest income. Noninterest income increased $990,000, or 32.5% for the six months ended June 30, 1998 to $4.0 million compared to $3.0 million for the same period in 1997.

Contributing to the increase in noninterest income was a $319,000, or 61.4% increase in loan origination and servicing fees which totaled $838,000 for the six months ended June 1998 compared to $519,000 for the same six months of 1997. Increased loan origination and refinancing activity contributed to $191,000 of the increase in fees as loan originations for the first six months of 1998 totaled $135.5 million compared to $72.4 million originated during the same period in 1997.

Bank service charges and fees increased $301,000, or 21.2%. In particular, overdraft fees and other service charges on checking accounts increased $149,000 during the first six months of 1998 compared to the first six months of 1997 as a result of the continued promotion of the Bank's checking account products.
In addition, growth in acceptance and usage of the Bank's debit card resulted in $107,000 of additional transaction fees for the six months ended June 30, 1998 compared to the same period in 1997.

All other noninterest income increased $370,000, or 33.4%, when comparing the six months ended June 30, 1998 to the six months ended June 30, 1997. This increase resulted primarily from $128,000 in recoveries and profit on other real estate sold, $116,000 in profits on sold loans, $95,000 in earnings on bank-owned life insurance policies, as well as increased commissions of $25,000 on the sale of third party annuities and mutual funds.

Noninterest Expense

Noninterest expense totaled $20.5 million for the first six months of 1998, reflecting an $8.8 million, or 74.6% increase over the $11.7 million for the same period in 1997. This significant increase resulted primarily from the one-time $6.8 million contribution expense associated with funding the Foundation. Excluding the effect of this contribution, noninterest expense increased $2.0 million, or 17.1%. This increase in noninterest expense was primarily attributable to an increase of $1.3 million in salaries and employee benefits, $441,000 of additional occupancy and equipment costs, as well as a $106,000 increase in network interchange costs.

Salaries and employee benefits totaled $7.7 million for the six months ended June 30, 1998 compared to $6.4 million for the same period in 1997. Contributing to this increase is $174,000 in compensation expense associated with the ESOP, increased expenses associated with normal merit and promotional salary increases, as well as salary and benefit expenses related to an increase in the number of full-time equivalent employees. This increase in personnel resulted from the hiring of staff for a new branch that opened in the second quarter of 1998, as well as overall growth in the Bank.

Occupancy and equipment expenses increased to $1.6 million during the six months ended June 30, 1998 compared to $1.2 million for the six months ended June 30, 1997. This increase resulted primarily from the depreciation and building expenses associated with the construction of a new administrative center, as well as the opening of a branch during the second quarter of 1998 and two new branch locations during 1997. The administrative center was occupied in August 1997 and the new branches were opened in May of 1998 and March and May of 1997, respectively.

Network interchange expenses increased to $647,000 for the six months ended June 30, 1998 compared to $541,000 for the same period in 1997 primarily as a result of costs associated with the increased activity with the Bank's debit card.


Income Taxes

Income tax expense totaled $1.3 million for the first six months of 1998
compared to $3.6 million for the same period in  1997.   This decrease reflects
the implementation of various tax planning strategies during the third quarter of 1997, as well as the impact of the contribution to the Foundation which lowered the effective tax rate from 37.4% at June 30, 1997 to 34.0% at June 30, 1998.


Liquidity

The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage related and debt and equity securities, as well as borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by market interest rates, economic conditions and competition.

During the second quarter of 1998, $132.4 million of net proceeds from the initial stock offering increased the funds available for use in conducting
business.   Accelerated principal repayments on  mortgage related and other available-for- sale securities provided an additional source of liquidity, totaling $63.9 million for the six months ended June 30, 1998 compared to $16.7 million for the six months ended June 30, 1997. We also experienced a net increase in total deposits of $10.3 million for the six months ended June 30, 1998 compared to $54.6 million for the same period in 1997.

The primary investing activities of the Company are the origination of both residential one-to-four family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first six months of 1998 and 1997, loan originations totaled $135.5 million and $72.4 million, respectively. Purchases of mortgage related securities totaled $65.2 million for the six months ended June 30, 1998 compared to $32.7 million for the six months ended June 30, 1997. Purchases of other available for sale securities, primarily short-term asset-backed securities, during the first six months of 1998 totaled $63.9 million compared to $41.4 million for the same period in 1997.

At June 30, 1998, outstanding loan commitments totaled $63.4 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Bank's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. At June 30, 1998, these borrowings totaled $57.7 million compared to $33.7 million at December 31, 1997. Also as of June 30, 1998, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $80.7 million, or 6.0% of total assets. It is anticipated that the remaining balances from proceeds received during the Company's stock offering will be invested in higher yielding assets during the third quarter of 1998, thereby further reducing liquidity ratios.


Capital

At June 30, 1998, the Bank and the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.



                                                                         As of  June 30, 1998
                                             -------------------------------------------------------------------------
                                                                       Required            To Be Well Capitalized
                                                                      For Capital          Under Prompt Corrective
                                                   Actual              Adequacy               Action Provisions
                                             -----------------    ------------------    ------------------------------
                                               Amount   Ratio      Amount      Ratio         Amount            Ratio
                                             --------  -------   --------    -------      -----------      -----------
                                                                       (Dollars in thousands)

Total Capital (to risk-weighted assets)...  $  260,258  35.63%   $ 58,442       8.00%      $   73,052        10.00%
Tier 1 Capital (to risk-weighted assets)..     252,907  34.62      29,221       4.00           43,831         6.00
Leverage Capital (to average assets)......     252,907  19.10      39,714       3.00           66,190         5.00



Item 3.  Quantitative and Qualitative Disclosure about Market Risk


Net Income and Net Portfolio Value Analysis

Interest rate sensitivity is monitored partially through the use of a net income model and a net portfolio value model which generates estimates of the changes in net income and net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities.

The model below assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. For adjustable and fixed-rate loans on residential properties, prepayment rates were assumed to range from 7.38% to 15.12% annually. Mortgage related securities were assumed to prepay at rates between 11.28% and 13.44% annually. Savings account cashflows were assumed to decay at 7.83%, 7.83%, 15.66%, 14.28%, 11.31%, 19.03%, and 24.06%; NOW checking account cashflows were assumed to decay at 22.15%, 22.15%, 44.30%, 2.37%, 1.87%, 3.16%, and 4.00%; and money market savings account cashflows were assumed to decay at 72.19%, 2.53%, 5.06%, 20.22%, 0%, 0%, and 0% for the periods of three months or less, three to six months, six to twelve months, one to three years, three to
five years, five to ten years and more than ten years, respectively.   While we
believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

The following sets forth the Company's net income and NPV as of June 30, 1998.



                             Net Income                 Net Portfolio Value
    Change in      -----------------------------  ------------------------------
 Interest Rates
 In Basic Points   $ Amount  $ Change   % Change   $ Amount  $ Change   % Change
  (Rate Shock)     --------  --------  ---------  ---------  --------   --------
---------------                           (Dollars in thousands)
 400.............    11,563    (1,886)    (14.0)%   243,968   (41,372)   (14.5)%
 300.............    11,952    (1,497)    (11.1)%   254,613   (30,727)   (10.8)%
 200.............    12,323    (1,126)     (8.4)%   265,683   (19,657)    (6.9)%
 100.............    12,743      (706)     (5.2)%   276,299    (9,041)    (3.2)%
Static...........    13,449         -          -    285,340         -        -
(100)............    13,611       162        1.2%   289,936     4,596       1.6%
(200)............    13,891       442        3.3%   292,548     7,208       2.5%
(300)............    14,329       880        6.5%   306,840    21,500       7.5%
(400)............    15,158     1,709       12.7%   323,934    38,594      13.5%



Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net income and NPV requires making certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net income and NPV table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net income and NPV table provides an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.


Item 2.  Changes in Securities and Use of Proceeds

     The Company is a Delaware corporation organized in December 1997 in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization into a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company offered for sale approximately 45.4% of the shares of its common stock to eligible depositors of the Bank and issued approximately 53.3% of the Company's shares of common stock to the MHC, a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, the remaining 1.3% of the Company's shares of common stock were
     issued to the Foundation.   The reorganization and offering were completed
     on April 17, 1998. Prior to that date, the Company had no assets or liabilities.

     In connection with the offering, the Company filed a registration statement on Form S-1 (No. 333-42977) with the Securities and Exchange Commission which was declared effective on February 17, 1998. The offering was managed on a best efforts basis by CIBC Oppenheimer Corp. and Trident Securities, Inc., as marketing agent. Completion of the offering resulted in the issuance of 29,756,250 shares of common stock, 15,849,650 shares (53.3%) of which were issued to the MHC, 12,951,960 shares (43.5%) of which were sold to eligible depositors of the Bank 549,594 shares (1.9%) of which were issued to the Bank's employee stock ownership plan, and 405,046 shares (1.3%) of which were issued to the Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $2.5 million and have been deducted to arrive at net proceeds of $132.4 million. The Company contributed 50% of the net proceeds of the offering, or $66.2 million, to the Bank for general corporate use. Net offering proceeds retained by the Company were used to fund a $14.3 million loan to the Bank's employee stock ownership plan and acquire
     $51.9 million in short-term investments.


Item 3.  Defaults upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the second quarter for the period ended June 30, 1998 to a vote of security holders.


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


                                    NIAGARA BANCORP, INC.


Date: August 11, 1998               By:  /s/ William E. Swan
                                        ---------------------------------------
                                        William E. Swan
                                        President and Chief Executive Officer


Date: August 11, 1998               By:  /s/ Paul J. Kolkmeyer
                                        ---------------------------------------
                                        Paul J. Kolkmeyer
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

      Exhibit
       Number
      --------

        99.1      Summary of Quarterly Financial Data.  Filed herewith.

        27.1      Financial Data Schedule.  Filed herewith.