Form 10-Q
period 1998-09-30
NIAGARA BANCORP INC
filed 1998-11-13
CIK 1051741

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-23975


                             NIAGARA BANCORP, INC.
            (exact name of registrant as specified in its charter)

                  DELAWARE                                 16-1545669
   (State or other jurisdiction of incorporation        (I.R.S. Employer
                  or organization)                     Identification No.)

 6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY       14095-0514
       (Address of principal executive offices)            (Zip Code)

                                 (716)625-7500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X        No
     -------------      -------------

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date. The Registrant had 29,756,250 shares of Common Stock, $.01 par value, outstanding as of November 12, 1998.

                             NIAGARA BANCORP, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

Item Number                                                         Page Number
-----------                                                         -----------
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Condensed Consolidated Statements of Condition as of
      September 30, 1998 (unaudited) and December 31, 1997.............     3

     Condensed Consolidated Statements of Income for the
      three months and nine months ended September 30, 1998 and 1997
      (unaudited)......................................................     4

     Condensed Consolidated Statements of Comprehensive Income for
      the three months and nine months ended September 30, 1998 and
      1997 (unaudited).................................................     5

     Condensed Consolidated Statements of Changes in Stockholders'
      Equity for the nine months ended September 30, 1998 and 1997
      (unaudited)......................................................     6

     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1998 and 1997 (unaudited)........     7

     Notes to Condensed Consolidated Financial Statements (unaudited)..     8

2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................    10

3.   Quantitative and Qualitative Disclosure about Market Risk.........    21


                          PART II - OTHER INFORMATION

1.   Legal Proceedings.................................................    23

2.   Changes in Securities and Use of Proceeds.........................    23

3.   Defaults upon Senior Securities...................................    23

4.   Submission of Matters to a Vote of Security Holders...............    23

5.   Other Information.................................................    23

6.   Exhibits and Reports on Form 8-K..................................    23

Signatures.............................................................    23

Exhibit Index..........................................................    24

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Niagara Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition
                             (Dollars in thousands)

                                                                   September 30,   December 31,
                                                                        1998           1997
                                                                 ------------------------------
                                                                    (unaudited)
                             Assets
Cash and cash equivalents:
    Cash and due from banks...................................   $        21,391         13,913
    Federal funds sold........................................            35,500          7,700
    Securities purchased under resale agreements..............            25,000         15,000
                                                                 ------------------------------
           Total cash and cash equivalents....................            81,891         36,613

Securities available for sale.................................           572,925        449,281
Securities held to maturity...................................                 -         17,000
Loans, net....................................................           705,656        635,396
Premises and equipment, net...................................            24,940         22,308
Accrued interest receivable and other assets..................            45,472         18,428
                                                                 ------------------------------
                                                                 $     1,430,884      1,179,026
                                                                 ==============================

           Liabilities and Stockholders' Equity
Liabilities:
    Deposits..................................................  $      1,020,122        995,621
    Short-term borrowings.....................................            10,532         13,835
    Long-term borrowings......................................           106,198         19,882
    Other liabilities.........................................            33,250         19,217
                                                                 ------------------------------
                                                                       1,170,102      1,048,555
                                                                 ------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued...............................                 -              -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued and outstanding..               298              -
    Additional paid-in capital................................           136,153              -
    Retained earnings, substantially restricted...............           133,365        127,941
    Accumulated other comprehensive income....................             4,930          2,530
    Common stock purchased by ESOP............................           (13,964)             -
                                                                 ------------------------------
                                                                         260,782        130,471
                                                                 ------------------------------
                                                                 $     1,430,884      1,179,026
                                                                 ==============================

                     Niagara Bancorp, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                             (Dollars in thousands)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                          ------------------------------------------
                                                             1998     1997        1998        1997
                                                          ------------------------------------------
                                                                         (unaudited)
Interest income:
   Loans...............................................   $  14,042   13,008     40,772      38,361
   Investment and mortgage related securities..........       8,659    7,445     23,769      21,825
   Federal funds sold and securities purchased
       under resale agreements.........................         758      367      2,832         803
   Other...............................................         168      124        460         321
                                                          -----------------------------------------
            Total interest income......................      23,627   20,944     67,833      61,310

Interest expense:
   Deposits............................................      11,069   11,177     33,150      32,145
   Borrowings..........................................       1,147      405      2,290       1,190
                                                          -----------------------------------------
            Total interest expense.....................      12,216   11,582     35,440      33,335
                                                          -----------------------------------------

Net interest income....................................      11,411    9,362     32,393      27,975
Provision for credit losses............................         486      605      1,089         975
                                                          -----------------------------------------
            Net interest income after provision
                for credit losses......................      10,925    8,757     31,304      27,000
                                                          -----------------------------------------

Noninterest income:
   Banking service charges and fees....................         909      801      2,632       2,223
   Loan fees...........................................         441      295      1,279         814
   Net gain on sales of securities available for sale..           -      674        100         875
   Other...............................................       1,000      137      2,378       1,044
                                                          -----------------------------------------
            Total noninterest income...................       2,350    1,907      6,389       4,956
                                                          -----------------------------------------

Noninterest expense:
   Salaries and employee benefits......................       4,115    3,356     11,770       9,735
   Occupancy and equipment.............................         864      610      2,477       1,782
   Technology and communications.......................         807      917      2,294       2,301
   Marketing and advertising...........................         549      282      1,357       1,017
   Charitable contributions............................          25       87      6,828         157
   Other...............................................       1,272    1,427      3,396       3,424
                                                          -----------------------------------------
            Total noninterest expense..................       7,632    6,679     28,122      18,416
                                                          -----------------------------------------
            Income before income taxes.................       5,643    3,985      9,571      13,540

Income tax expense.....................................       1,918    1,334      3,254       4,905
                                                          -----------------------------------------
            Net income.................................   $   3,725    2,651      6,317       8,635
                                                          =========================================

Earnings per common share
             Basic.....................................        0.13        -          -           -
             Diluted...................................        0.13        -          -           -

Weighted average common shares outstanding
             Basic.....................................      28,687        -          -           -
             Diluted...................................      28,687        -          -           -

                     Niagara Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)


                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                          ------------------------------------------
                                                             1998     1997        1998        1997
                                                          ------------------------------------------
                                                                         (unaudited)
Net income.............................................   $   3,725    2,651      6,317         8,635

Other comprehensive income, net of taxes:
        Unrealized gains on securities arising during
          period.......................................       1,738    2,423      2,459         2,937
        Less: Reclassification adjustment for gains
          on securities included in net income.........           -      397         59           516
                                                          -------------------------------------------
                 Total other comprehensive income......       1,738    2,026      2,400         2,421
                                                          -------------------------------------------
                        Total comprehensive income.....   $   5,463    4,677      8,717        11,056
                                                          ===========================================

                     Niagara Bancorp, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)

                                                                                                    Accumulated
                                                                Additional                             other
                                                        Common   paid-in    Retained     ESOP      comprehensive
                                                        stock    capital    earnings    shares     income (loss)    Total
                                                      ---------------------------------------------------------------------
                                                                                   (unaudited)
Balance at January 1, 1997..........................  $       -           -   116,690         -        (1,026)      115,664

   Net income.......................................          -           -     8,635         -             -         8,635
   Unrealized gain on securities available
      for sale, net of reclassification adjustment..          -           -         -         -         2,421         2,421
                                                       --------------------------------------------------------------------
Balance at September 30, 1997.......................   $      -           -   125,325         -         1,395       126,720
                                                       ====================================================================

Balance at January 1, 1998..........................   $      -           -   127,941         -         2,530       130,471

   Net income.......................................          -           -     6,317         -             -         6,317
   Unrealized gain on securities available
      for sale, net of reclassification adjustment..          -           -         -         -         2,400         2,400
   Net proceeds of stock offering and
      issuance of common stock
      (29,351,204 shares)...........................        298     132,092         -         -             -       132,390
   Charitable contribution of common stock to
      the Lockport Savings Bank Foundation
      (405,046 shares)..............................          -       4,051         -         -             -         4,051
   Common stock acquired by ESOP
      (1,080,124 shares)............................          -           -         -   (14,298)            -       (14,298)
   ESOP shares committed to be released
      (25,227 shares)...............................          -          10         -       334             -           344
   Common stock dividend of $.03 per share..........          -           -      (893)        -             -          (893)
                                                       --------------------------------------------------------------------
Balance at September 30, 1998.......................   $    298     136,153   133,365   (13,964)        4,930       260,782
                                                       ====================================================================

                     Niagara Bancorp, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                           Nine Months Ended September 30,
                                                         --------------------------------
                                                                1998             1997
                                                         --------------------------------
                                                                    (unaudited)
Net cash provided by operating activities.............        $    23,905          11,739

Cash flows from investing activities:
   Proceeds from sales of securities:
       Available for sale.............................                204          66,839
   Proceeds from maturities of securities:
       Available for sale.............................             21,212          11,175
       Held to maturity...............................             17,000         177,600
   Principal payments on securities:
       Available for sale.............................            104,199          29,729
   Purchases of securities:
       Available for sale.............................           (245,323)       (151,617)
       Held to maturity...............................                  -        (177,100)
   Net increase in loans..............................            (70,776)        (22,815)
   Purchase of bank-owned life insurance..............            (25,000)              -
   Other..............................................             (5,749)        (13,258)
                                                         --------------------------------
               Net cash used by investing activities..           (204,233)        (79,447)
                                                         --------------------------------

Cash flows from financing activities:
   Net increase in deposits...........................             24,501          71,761
   Net proceeds from issuance of common stock.........            132,390               -
   Purchase of common stock by ESOP...................            (14,298)              -
   Repayments of short-term borrowings, net...........             (8,251)         (8,268)
   Proceeds from long-term borrowings.................             91,553           5,000
   Repayments of long-term borrowings.................               (289)              -
                                                         --------------------------------
               Net cash provided by financing
                  activities..........................            225,606          68,493
                                                         --------------------------------
               Net increase in cash and cash
                  equivalents.........................             45,278             785

Cash and cash equivalents at beginning of period......             36,613          16,219
                                                         --------------------------------
Cash and cash equivalents at end of period............         $   81,891          17,004
                                                         ================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes................................         $      686           3,850
          Interest expense............................             35,132          33,107
                                                         ================================

Supplemental disclosure of noncash investing and
 financing activities:
   Charitable contribution of Niagara Bancorp, Inc.
     common stock to the Lockport Savings Bank
     Foundation.......................................         $    4,051               -
                                                         ================================


                    Niagara Bancorp, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(1)  Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassification adjustments were made to the 1997 financial statements to conform them to the 1998 presentation.

(2)  Reorganization and Stock Offering

Niagara Bancorp, Inc. (the "Company") is a Delaware corporation organized in December 1997 by Lockport Savings Bank (the "Bank") in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company offered for sale approximately 45.4% of the shares of its common stock to eligible depositors of the Bank (the "offering") and issued approximately 53.3% of the Company's shares of common stock to Niagara Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, the remaining 1.3% of the Company's shares of common stock were issued to the Lockport Savings Bank Foundation (the "Foundation") (see note 5). The reorganization and offering were completed on April 17, 1998. Prior to that date, the Company had no assets and no liabilities. The Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented for periods prior to the reorganization are for the Bank as the predecessor entity to the Company.

Completion of the offering resulted in the issuance of 29,756,250 shares of common stock, 15,849,650 shares (53.3%) of which were issued to the MHC, 12,951,960 shares (43.5%) of which were sold to eligible depositors of the Bank, 549,594 shares (1.9%) of which were issued to the Bank's employee stock ownership plan (the "ESOP") (see note 3), and 405,046 shares (1.3%) of which were issued to the Foundation, at $10.00 per share. Costs related to the offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $2.5 million and have been deducted to arrive at net offering proceeds of $132.4 million. The Company contributed 50% of the net offering proceeds, or $66.2 million, to the Bank for general corporate use. Net offering proceeds retained by the Company were used to fund a $14.3 million loan to the ESOP and to acquire $51.9 million in short-term investments.

(3)  Employee Stock Ownership Plan

In connection with the conversion, the Bank established the ESOP for all employees meeting age and service requirements eligible to participate in the Plan. The ESOP was authorized to purchase up to 8%, or 1,080,124 shares of the common stock sold in the offering. Since only 549,594 shares were available to the plan through the offering, the ESOP subsequently purchased the remaining 530,530 shares in the open market. The purchase of the shares was funded by a loan from the Company payable in equal quarterly installments over a period of 30 years bearing an interest rate that is adjustable with the prime rate. The loan can be prepaid without penalty. Loan payments are funded by cash contributions from the Bank and dividends received on Company stock held by the ESOP. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares during the period. Compensation expense of $344,000 was provided for the nine months ended September 30, 1998 in recognition of the 25,227 shares committed to be released as of that date.

(4)  Long-Term Borrowings

During the third quarter of 1998, the Bank implemented a strategy to leverage its higher level of capital and to lock-in low funding rates utilizing long-term Federal Home Loan Bank advances. Long-term borrowings increased to $106.2 million at September 30, 1998 from $19.9 million at December 31, 1997. The rate paid on these new borrowings range from 5.04% to 5.54% with maturities extending primarily through the years 2003 to 2008.

(5)  Charitable Foundation

As part of the reorganization and conversion, the Company established the Foundation which is dedicated exclusively to supporting charitable causes and community development activities in Western New York. The Foundation was funded during the second quarter with $4.1 million (405,046 shares) of common stock contributed by the Company and $2.7 million in cash contributed by the Bank. A one-time charge of $6.8 million is reflected in the 1998 results of operations for this contribution. The contribution is fully tax deductible, subject to an annual limitation based upon the Company's taxable income.

(6)  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective with the completion of the reorganization and stock offering on April 17, 1998. This statement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS is not presented for periods ended prior to April 30, 1998 since the Company completed its offering on April 17, 1998.

(7)  Dividend Declaration

On September 15, 1998, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of three cents ($0.03) per common share. The dividend was paid on October 13, 1998 to shareholders of record as of September 29, 1998.

(8)  Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities."   SFAS No. 133
establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a fair value hedge, (b) a cashflow hedge, or (c) a foreign currency hedge. The accounting for changes in the fair value of a derivative would depend on the intended use of the derivative and the resulting designation. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999 with earlier application encouraged. Since the Company does not currently utilize derivative instruments, the adoption of this standard, at this time, does not have an impact on the Company's financial condition or results of operations.

(9)  Recent Developments

During the third quarter of 1998, the Company announced an agreement to acquire Warren-Hoffman &Associates, Inc., one of the largest full service insurance agencies in Western New York and two of its subsidiaries. The companies provide insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. The transaction, which is expected to close in January of 1999, also includes an affiliated company that provides third party administration of employee benefit plans. The acquired companies will operate as wholly owned subsidiaries of the Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Total assets at September 30, 1998 were $1.431 billion as compared to $1.179 billion at December 31, 1997, an increase of $251.9 million, or 21.4%. This asset growth was primarily attributable to increases in the Bank's securities and loan portfolios which was due to the completion of the stock offering and funds obtained through long-term borrowings. Also contributing to the overall increase in assets was the purchase of bank-owned life insurance policies for $25.0 million which is reflected in other assets.

Total securities increased 22.9% to $572.9 million at September 30, 1998 from $466.3 million at December 31, 1997. This increase consisted of a $123.6 million increase in securities available for sale and was primarily the result of investing funds in one-to-three year weighted average life asset-backed securities and two-to-four year weighted average life collateralized mortgage obligations which were deemed to offer reduced interest rate risk in this continued low interest rate environment.

Net loans totaled $705.7 million at September 30, 1998, compared to $635.4 million at December 31, 1997, an increase of 11.1%. Growth was experienced in all loan portfolios as a result of the Bank's continued efforts to increase market share, as well as the refinancing activity which has resulted from the declining interest rate environment.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                       September 30, 1998      December 31, 1997
                                      -------------------    ---------------------
                                         Amount   Percent       Amount   Percent
                                      -------------------    ---------------------
                                                 (Dollars in thousands)
Real Estate Loans:
   One-to-four family..............  $  440,182     62.07%   $ 392,846    61.47%
   Home equity.....................      14,394      2.03       13,587     2.13
   Multi-family....................      73,677     10.39       74,049    11.59
   Commercial real estate..........      87,467     12.33       77,217    12.08
   Construction....................      12,334      1.74       10,791     1.69
                                      -------------------    ------------------
      Total real estate loans......     628,054     88.56      568,490    88.96
                                      -------------------    ------------------

Other Loans:
   Consumer Loans:
      Mobile home..................      23,896      3.37       22,747     3.56
      Vehicle......................       8,575      1.21        7,306     1.14
      Personal.....................      15,686      2.21       15,157     2.37
      Home improvement.............       8,294      1.17        7,609     1.19
      Guaranteed student...........      12,551      1.77       10,975     1.72
      Other consumer...............       6,116      0.86        1,874     0.29
                                      -------------------    ------------------
         Total consumer loans......      75,118     10.59       65,668    10.27
   Commercial business loans.......       6,043      0.85        4,893     0.77
                                      -------------------    ------------------
         Total loans...............     709,215    100.00%     639,051   100.00%
                                      ===================    ==================

      Net deferred costs...........       4,079                  3,380
      Unearned discounts...........         (79)                  (114)
      Allowance for credit losses..      (7,559)                (6,921)
                                      ---------              ---------
         Loans, net................  $  705,656             $  635,396
                                      =========              =========

Deposits increased $24.5 million, or 2.5% during the first nine months of 1998, totaling $1.020 billion at September 30, 1998 compared to $995.6 million at
December 31, 1997.   Lower rates offered on certificate of deposit accounts
resulted in a decrease of $33.0 million in these accounts while a competitive rate offered on money market deposit accounts (MMDAs) resulted in a $58.9 million increase in these accounts during the first nine months of 1998.

During the first nine months of 1998, total borrowings increased $83.0 million, to $116.7 million at September 30, 1998 compared to $33.7 million at December 31, 1997. This increase is attributable to an $86.7 million increase in outstanding FHLB advances reflecting a strategy of leveraging the Bank's increased capital to fund asset growth with borrowings as long as acceptable spreads can be obtained.

Stockholders' equity increased $130.3 million, or 99.9% to $260.8 million at September 30, 1998 from $130.5 million at December 31, 1997. This increase was primarily due to the receipt of $132.4 million of net conversion proceeds from the initial public offering and the issuance and contribution of $4.1 million of the Company's common stock to the Foundation.

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

                                                                              Three Months Ended September 30,
                                                       --------------------------------------------------------------------------
                                                                         1998                                       1997
                                                        --------------------------------------------------------------------------
                                                            Average        Interest                Average        Interest
                                                          Outstanding       Earned/   Yield/     Outstanding       Earned/    Yield/
                                                            Balance        Expensed    Rate        Balance        Expensed     Rate
                                                        -------------    -------------------    -----------------------------------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements..............   $      52,611    $      758     5.72%   $      25,970    $      367   5.61%
   Investment securities (1).........................         212,107         3,168     5.97          190,421         2,733   5.74
   Mortgage related securities (1)...................         332,790         5,491     6.60          281,041         4,712   6.71
   Loans (2).........................................         692,508        14,042     8.11          618,289        13,008   8.42
   Other interest-earning assets (3).................          12,266           168     5.48            6,610           124   7.50
                                                        -------------    ----------             -------------    ----------
         Total interest-earning assets...............       1,302,282    $   23,627     7.26%       1,122,331    $   20,944   7.46%
                                                         -------------    ----------  -------   -------------    ----------  ------

Allowance for credit losses..........................          (7,490)                                 (6,257)
Other noninterest-earning assets (4) (5).............          89,554                                  50,650
                                                        -------------                           -------------
         Total assets................................   $   1,384,346                           $   1,166,724
                                                        =============                           =============

Interest-bearing liabilities:
   Savings accounts..................................   $     296,049    $    2,394     3.21%   $     305,915    $    2,583   3.35
   Interest-bearing checking accounts................         214,357         1,855     3.43          131,712           958   2.89
   Certificates of deposit...........................         466,410         6,761     5.75          517,168         7,582   5.82
   Mortgagors' payments held in escrow...............          13,577            59     1.72           12,066            54   1.78
   Other borrowed funds..............................          80,818         1,147     5.63           27,185           405   5.91
                                                        -------------    ----------             -------------    ----------
         Total interest-bearing liabilities..........       1,071,211    $   12,216     4.52%         994,046    $   11,582   4.62%
                                                        -------------    ----------    -----    -------------    ----------  -----

Noninterest-bearing demand deposits..................          27,651                                  27,113
Other noninterest-bearing liabilities................          26,715                                  19,929
                                                        -------------                           -------------
         Total liabilities...........................       1,125,577                               1,041,088
Stockholders' equity (4).............................         258,769                                 125,636
                                                        -------------                           -------------
         Total liabilities and stockholders' equity..   $   1,384,346                           $   1,166,724
                                                        =============                           =============

Net interest income..................................                    $   11,411                              $    9,362
                                                                         ==========                              ==========

Net interest rate spread.............................                                   2.74%                                 2.84%
                                                                                        ====                                  ====

Net earning assets                                      $     231,071                           $     128,285
                                                        =============                           =============

Net interest income as a percentage of
   average interest-earning assets...................                          3.50%                                   3.34%
                                                                             ======                                  ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities...........                        121.57%                                 112.91%
                                                                             ======                                  ======
--------------------

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loans fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.
(5) Includes $25 million of bank-owned life insurance. For the three months ended September 30, 1998, $337,000 of earnings on bank-owned life insurance are included in other noninterest income.

                                                                                Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------------

                                                                         1998                                    1997
                                                        ------------------------------------    ------------------------------------

                                                            Average        Interest                 Average        Interest
                                                          Outstanding       Earned/   Yield/      Outstanding       Earned/   Yield/
                                                            Balance        Expensed    Rate         Balance        Expensed    Rate
                                                        -------------    -------------------    -------------    -------------------
                                                                                    (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements..............   $      66,989    $    2,832     5.65%   $      19,330    $      803    5.55%
   Investment securities (1).........................         197,710         8,736     5.89          176,665         7,517    5.67
   Mortgage related securities (1)...................         300,962        15,033     6.66          285,145        14,308    6.69
   Loans (2).........................................         664,818        40,772     8.18          609,196        38,361    8.40
   Other interest-earning assets (3).................          10,426           460     5.88            6,608           321    6.48
                                                        -------------    ----------             -------------    ----------
         Total interest-earning assets...............       1,240,905    $   67,833     7.29%       1,096,944    $   61,310    7.45%
                                                        -------------    ----------    -----    -------------    ----------   -----

Allowance for credit losses..........................          (7,292)                                 (6,502)
Other noninterest-earning assets (4) (5).............          73,110                                  44,349
                                                        -------------                           -------------
         Total assets................................   $   1,306,723                           $   1,134,791
                                                        =============                           =============
Interest-bearing liabilities:
   Savings accounts..................................   $     306,133    $    7,370     3.22%   $     304,383    $    7,626    3.35%
   Interest-bearing checking accounts................         193,480         4,771     3.30          119,001         2,436    2.74
   Certificates of deposit...........................         481,731        20,882     5.80          507,962        21,964    5.78
   Mortgagors' payments held in escrow...............          10,135           127     1.68            9,704           119    1.64
   Other borrowed funds..............................          53,297         2,290     5.74           27,946         1,190    5.69
                                                        -------------    ----------             -------------    ----------
         Total interest-bearing liabilities..........       1,044,776    $   35,440     4.54%         968,996    $   33,335    4.60%
                                                        -------------    ----------    -----    -------------    ----------   -----

Noninterest-bearing demand deposits..................          27,529                                  26,074
Other noninterest-bearing liabilities................          24,668                                  18,958
                                                        -------------                           -------------
         Total liabilities...........................       1,096,973                               1,014,028
Stockholders' equity  (4)............................         209,750                                 120,763
                                                        -------------                           -------------
         Total liabilities and stockholders' equity     $   1,306,723                           $   1,134,791
                                                        =============                           =============

Net interest income..................................                    $   32,393                              $   27,975
                                                                         ==========                              ==========
Net interest rate spread.............................                                   2.75%                                  2.85%
                                                                                        ====                                   ====
Net earning assets...................................   $     196,129                           $     127,948
                                                        =============                           =============
Net interest income as a percentage of
   average interest-earning assets...................                          3.48%                                   3.40%
                                                                             ======                                  ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities...........                        118.77%                                 113.20%
                                                                             ======                                  ======
--------------------

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loans fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.
(5) Includes $25 million of bank-owned life insurance purchased in June 1998. As of September 30, 1998, $432,000 of earnings on bank-owned life insurance are included in other noninterest income.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

General

Net income for the third quarter of 1998 increased 40.5% to $3.7 million compared to $2.7 million for the third quarter of 1997. This increase resulted primarily from increased earnings in both the securities and loan portfolios as a result of the investment of proceeds received from the stock offering and funds obtained through wholesale borrowings.

Interest Income

Total interest income increased $2.7 million, or 12.8%, to $23.6 million for the third quarter of 1998 compared to $20.9 million for the same period in 1997.
The increase was primarily due to an increase in income from securities and short-term investments, as well as an increase in income from loans of $1.6 million and $1.0 million, respectively.

Interest income from securities and short-term investments increased 20.5% from $7.8 million for the three months ended September 30, 1997 to $9.4 million for the three months ended September 30, 1998. The average balance of the underlying assets increased $100.1 million, or 20.1%, during the comparable quarters as a large portion of the offering proceeds were placed in one-to-three year weighted average life asset-backed securities, two-to-four year weighted average life collateralized mortgage obligations and short-term investments. These investing decisions were influenced by the flat interest yield curve with short-term rates providing similar returns to intermediate and longer term instruments which have more interest rate risk.

Interest income on loans increased $1.0 million, or 7.9%, when comparing the third quarter of 1998 to the same period in 1997. This rate of increase was less than the 12.0% rate of growth in average loans outstanding due to a decline in the average yield of the loan portfolio from 8.42% in the 1997 quarter to 8.11% in the corresponding 1998 quarter. This reduction in the loan yield is a reflection of the falling interest rate environment over the past year. If the current interest rate environment continues, management expects the overall yield on the loan portfolio in the upcoming quarters to decline from the 8.11% average yield earned for the three months ended September 30, 1998.

Interest Expense

Interest expense totaled $12.2 million for the three months ended September 30, 1998, a 5.5% increase, compared to $11.6 million for the same period in 1997, which was primarily attributable to an increase in interest expense on other borrowed funds.

Interest expense related to other borrowings increased primarily as a result of a $53.6 million increase in the average balance of such funds to $80.8 million at September 30, 1998 from $27.2 million at September 30, 1997. During the quarter, the Bank increased its use of long-term borrowings from the FHLB as part of its management of interest rate risk in order to leverage the increased capital position and secure a lower cost alternative source of long-term funding. The average rate paid on FHLB advances outstanding during the three months ended September 30, 1997 and 1998 declined from 5.91% to 5.63%, respectively.

Interest expense on deposits was $11.1 million for the third quarter of 1998 compared to $11.2 million for the same period in 1997. This decline is reflective of the lower interest rate environment as the weighted average yield on such deposits decreased from 4.62% to 4.47% for the three months ended September 30, 1997 and 1998, respectively.

Net Interest Income

Net interest income increased $2.0 million, or 21.9%, to $11.4 million for the three months ending September 30, 1998, compared to $9.4 million for the same period in 1997. This increase was attributable to the overall growth in interest-earning assets due to the deployment of capital received from the stock offering, the investment of other borrowed funds and the decreased funding costs of deposits and borrowings.

The interest rate spread (the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities) declined from 2.84% for the three months ended September 30, 1997 to 2.74% for the three months ended September 30, 1998. The decline was attributable in part to lower yields on existing loans and on new loan originations caused by the falling interest rate environment. Also contributing to the decline was a greater percentage of earning assets in securities and short-term investments earning lower yields than in higher yielding loans. Much of the net offering proceeds were placed in one-to-three year weighted average life asset-backed securities, two-to-four year weighted average life collateralized mortgage obligations and short-term investments.

The net interest margin (net interest income as a percentage of average interest-earning assets) increased to 3.50% for the three months ended September 30, 1998 from 3.34% for the same quarter in 1997. The increase in the net interest margin is primarily a function of the increase in stockholders' equity originating from the stock offering. This additional equity was used to support an increase in the level of earning assets with no corresponding increase in interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses was $486,000 for the three months ended September 30, 1998 compared to the $605,000 for the same period in 1997. The adequacy of the Bank's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. The quality of the loan portfolio remained high during the third quarter of 1998 with net charge-offs totaling .04% of average loans outstanding compared to .07% for the third quarter of 1997.

Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                         Three months ended September 30,
                                                                       ---------------------------------
                                                                             1998                1997
                                                                       -------------        ------------
                                                                             (Dollars in thousands)
Balance at beginning of period......................................   $       7,350        $      6,166

Net charge-offs:
   Charge-offs......................................................            (298)               (473)
   Recoveries.......................................................              21                  55
                                                                       -------------        ------------
Total net charge-offs...............................................            (277)               (418)
Provision for credit losses.........................................             486                 605
                                                                       -------------        ------------
Balance at end of period............................................   $       7,559        $      6,353
                                                                       =============        ============

Ratio of net charge-offs during the period to
   average loans outstanding during the period......................            0.04%               0.07%
                                                                              ======              ======

Allowance for credit losses to total loans at end of period.........            1.06%               1.01%
                                                                              ======              ======

Allowance for credit losses to non-accruing loans at end of period..          201.10%             330.03%
                                                                              ======              ======

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                     September 30, 1998   December 31, 1997
                                                     ------------------   -----------------
                                                             (Dollars in thousands)
Non-accruing loans:
   One-to-four-family...............................       $     1,263             $  1,126
   Home equity......................................                19                    -
   Commercial real estate and multi-family..........             2,324                1,364
   Consumer and other...............................                58                  235
   Commercial business..............................                95                  322
                                                           -----------              -------
        Total non-accruing loans....................             3,759                3,047

Non-performing assets...............................       $        21             $    223
                                                           -----------              -------

Total non-accruing loans and non-performing assets..       $     3,780             $  3,270
                                                           ===========              =======

Total non-accruing loans and non-performing assets
   as a percentage of total assets..................              0.26%                0.28%
                                                                 =====                =====

Total non-accruing loans to total loans.............              0.53%                0.47%
                                                                 =====                =====

Noninterest Income

Noninterest income is composed of fee income and service charges for bank services, profits from the sale of loans and securities, and other noninterest income. Noninterest income increased to $2.3 million for the three months ended September 30, 1998 from $1.9 million for the same period in 1997.

Noninterest income for the third quarter of 1998, excluding security gains and certain nonrecurring items, increased $745,000 or 46.4%, when compared to the third quarter of 1997. This increase resulted primarily from earnings on bank-owned life insurance of $337,000 and $118,000 in additional commissions received from the sale of third-party annuity and mutual fund products. Also contributing to the increase in noninterest income was a rise in loan origination fees and prepayment penalties collected due to refinancing activity and increased loan growth experienced during the quarter.

Net gains on the sale of securities available for sale of $674,000 for the three months ended September 30, 1997 reflect the realization of gains on marketable equity securities as a result of the strong performance in the stock market. By comparison, there were no sales of securities during the three months ending September 30, 1998. Other income for the third quarter of 1997 includes $372,000 of nonrecurring losses on other real estate and investments in real estate projects. No such losses were incurred during the third quarter of 1998.

Noninterest Expense

Noninterest expense totaled $7.6 million for the third quarter of 1998, reflecting a $953,000, or 14.3% increase over the third quarter of 1997 which totaled $6.7 million.

Salaries and employee benefits increased $759,000 for the three months ended
September 30, 1998 compared to the same period in 1997.   This increase is
primarily attributable to increased expenses associated with normal merit and promotional salary increases, as well as salary and benefit expenses related to the increase in the Bank's full-time equivalent employees from 353 at September 30, 1997 to 390 at September 30, 1998. The increase in personnel resulted primarily from the hiring of staff for three new branches that opened in the second and third quarters of 1998, as well as overall Bank growth. Also contributing to this increase is $170,000 in compensation expense associated with the ESOP which was established in the second quarter of 1998.

Occupancy and equipment expenses increased $254,000 during the third quarter of 1998 compared to the same period in 1997. This increase resulted primarily from depreciation and the cost of the new administrative center, as well as the opening of the three new branches during the second and third quarters of 1998.

The increase in marketing and advertising costs to $549,000 for the third quarter of 1998 compared to $282,000 for the same period in 1997 resulted primarily from promotional events related to the new branch openings as well as an increase in advertising of the Bank's checking accounts.

The decrease in all other noninterest expenses reflects the costs recognized in the third quarter of 1997 for professional fees associated with the implementation of various tax planning strategies, additional charitable contributions, and expenses associated with the anticipated settlement of a real estate tax escrow lawsuit. Partially offsetting these decreases were increases in legal and accounting fees as well as transfer agent and investor relations costs relating to the Company's activities as a publicly traded entity.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

General

Net income for the nine months ended September 30, 1998 increased 19.3% to $10.3 million, excluding the effect of the Company's one-time contribution to the Foundation, compared to $8.6 million for the nine months ended September 30, 1997. Net income was significantly impacted by the contribution to the Foundation that was established during the second quarter of 1998 with a contribution of $4.1 million of the Company's common stock and $2.7 million of cash. This contribution resulted in a $4.0 million charge to earnings, net of tax, which resulted in net income of $6.3 million for the nine month period ended September 30, 1998, as compared to $8.6 million for the corresponding period in 1997.

Interest Income

Total interest income increased $6.5 million, or 10.6%, to $67.8 million for the nine months ended September 30, 1998 compared to $61.3 million for the same period in 1997. The increase was primarily due to an increase in income from securities and short-term investments, as well as an increase in income from loans of $4.0 million and $2.4 million, respectively.

The increased income from loans was primarily attributable to an increase of $55.6 million in the average balance of loans to $664.8 million for the nine months ended September 30, 1998 from $609.2 million for the nine months ended September 30, 1997, and was partially offset by a 22 basis point decrease in the average yield on loans from 8.40% to 8.18%. The average balance of the loan portfolio increased primarily in the one-to-four family and the multi-family and commercial real estate portfolios with increases of $40.8 million and $10.6 million, respectively, reflecting continued efforts to increase market share, as well as increased refinancing activity due to the declining interest rate environment.

Income on federal funds sold and securities purchased under resale agreements increased primarily due to a $47.7 million, or 246.6% increase in the average balance of federal funds sold and repurchase agreements from $19.3 million for the nine months ended September 30, 1997 to $67.0 million for the same period in 1998. This increased liquidity resulted from stock subscriptions received during the Company's initial public offering, as well as investing decisions being influenced by the flat interest rate yield curve with short- term rates providing similar returns to intermediate and longer term instruments which have more interest rate risk. Also contributing to the increase was a decision during the fourth quarter of 1997 to initiate repurchase agreements because of the opportunity to earn better returns on the short-term liquidity position. These repurchase agreements represent $18.5 million of the $47.7 million increase in the average balance of federal funds sold and securities purchased under resale agreements.

The increased income from securities was attributable to an increase in the average balance of investment and mortgage related securities which grew $36.9 million from $461.8 million to $498.7 million for the nine months ended September 30, 1997 and 1998, respectively. Also contributing to the increase in securities income was a 22 basis point increase in the yield on investment securities from 5.67% to 5.89% offset by a 3 basis point decrease in the yield on mortgage related securities from 6.69% to 6.66%. The primary factors impacting these trends were increasing prepayments on mortgage related investments due to the lower interest rate environment and the redeployment of funds into short-term, higher yielding asset-backed investment securities.

Interest Expense

Interest expense totaled $35.4 million for the nine months ended September 30, 1998 compared to $33.3 million for the same period in 1997, increasing $2.1 million, or 6.3%. The increase resulted from an increase in interest expense on interest-bearing checking accounts and other borrowings which was partially offset by a decrease in interest expense on certificates of deposit.

The increase in interest expense on interest-bearing checking accounts was due to an increase of $74.5 million in the average balance on these accounts from $119.0 million for the nine months ended September 30, 1997 to $193.5 million for the same period in 1998. This increase was primarily attributable to the growth of the Bank's money market deposit account product that was first introduced during the second quarter of 1997. The average balance on this account grew $75.0 million when comparing the nine months ended September 30, 1998 to the same period in 1997. Also contributing to the increase in interest expense was a 56 basis point increase in the average rate paid on interest-bearing checking accounts from 2.74% to 3.30% which mainly resulted from the rate being paid on the money market deposit account comparing favorably to the rate paid on money market mutual funds.

Interest expense related to other borrowings increased as a result of a $25.4 million increase in the average balance of other borrowings to $53.3 million for the nine months ended September 30, 1998 from $27.9 million for the same period in 1997. Also contributing to the increase in interest expense on borrowings was a 5 basis point increase in the average borrowing cost to 5.74% from 5.69%.
The increase in the average balance of other borrowings was attributable to obtaining longer term FHLB advances as part of a leveraging strategy to fund asset growth.

The decrease in interest expense for certificates of deposit was primarily due to a decrease of $26.2 million in the average balance of CD's from $508.0 million to $481.7 million due to the migration of these funds into alternative products, including the Bank's money market deposit account and mutual funds.

Net Interest Income

Net interest income increased $4.4 million, or 15.8% to $32.4 million for the nine months ended September 30, 1998, compared to $28.0 million for the same period in 1997. This increase was attributable to the overall growth in interest-earning assets due to the deployment of capital received from the stock offering and increased borrowings, along with the decreasing costs of deposits. Net interest income was also impacted by the flattening of the interest rate yield curve, resulting in lower rates on longer term instruments while rates on short-term instruments remained at fairly consistent levels throughout the period.

The increase in interest income was due to an increase of $144.0 million, or 13.1%, in the average balance of interest-earning assets from $1.097 billion for the nine months ended September 30, 1997 to $1.241 billion for the same period in 1998. The growth in interest-earning assets resulted from the utilization of offering proceeds, deposit growth and the Bank leveraging its strong capital position utilizing borrowings to increase both the security and loan portfolios. Offsetting this increase in average interest-earning assets was a 16 basis point decrease in the average yield on interest-earning assets from 7.45% for the nine months ended September 30, 1997 to 7.29% for the same period in 1998, reflective of mortgage prepayments and refinancings and the lower, more flat yield curve and its impact on the loan portfolio. The increase in interest expense was attributable to a $75.8 million increase in the nine month average of interest-bearing liabilities from $969.0 million as of September 30, 1997 to $1.045 billion for the same nine month period in 1998. The flattening of the yield curve and the short-term nature of the Bank's deposit liabilities resulted in the average rate paid on interest-bearing liabilities declining from 4.60% to 4.54%.

These changes in net interest income reflect the impact of the increase in investable funds obtained from the stock offering as well as other borrowings, resulting in an increase in the net interest margin (net interest income as a percentage of average interest-earning assets) which increased to 3.48% for the nine months ended September 30, 1998 from 3.40% for the same period in 1997. The interest rate spread (the difference between the weighted average yield on interest earning-assets and weighted average cost of interest-bearing liabilities) declined to 2.75% for the nine months ended September 30, 1998 compared to 2.85% for the comparable period in 1997, primarily as a result of the 22 basis point decrease in loan yields.

Noninterest Income

Noninterest income is composed of fee income and service charges for bank services, profits from the sale of loans and securities, and other noninterest income. Noninterest income increased $1.4 million, or 28.9% for the nine months ended September 30, 1998 to $6.4 million compared to $5.0 million for the same period in 1997.

Contributing to the increase in noninterest income was a $465,000, or 57.1% increase in loan origination and servicing fees which totaled $1.3 million for the nine months ended September 1998 compared to $814,000 for the same period in 1997. Increased loan origination and refinancing activity contributed to $251,000 of the increase in fees as loan originations for the first nine months of 1998 totaled $218.3 million compared to $122.0 million originated during the same period in 1997. The refinancing activity also resulted in an additional $84,000 collected in penalties for the early payoff of commercial and multi-family real estate loans.

Bank service charges and fees increased $409,000, or 18.4%. In particular, overdraft fees and other service charges on checking accounts increased $195,000 during the first nine months of 1998 compared to the first nine months of 1997 as a result of the continued promotion of the Bank's checking account products. In addition, growth in acceptance and usage of the Bank's debit card resulted in $161,000 of additional transaction fees for the nine months ended September 30, 1998 compared to the same period in 1997.

Net gains on the sale of securities available for sale decreased to $100,000 for the nine months ended September 30, 1998 compared to $875,000 for the same period in 1997. The 1997 gains resulted from the realization of market value increases on marketable equity securities during 1997 as a result of the strong performance in the stock market.

All other noninterest income increased $1.3 million, or 127.8%, when comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997. This increase resulted primarily from $432,000 in earnings on bank-owned life insurance policies, $169,000 in profits on sold loans, as well as increased commissions of $143,000 on the sale of third party annuities and mutual funds. Additionally, $387,000 for reserves and losses on other real estate and investments in real estate projects were charged against other noninterest income during the first nine months of 1997.

Noninterest Expense

Noninterest expense totaled $28.1 million for the first nine months of 1998, reflecting a $9.7 million, or 52.7% increase over the $18.4 million for the same period in 1997. This significant increase resulted primarily from the one-time $6.8 million contribution expense associated with funding the Foundation. Excluding the effect of this contribution, noninterest expense increased $3.0 million, or 16.1%. This increase in noninterest expense was primarily attributable to an increase of $2.0 million in salaries and employee benefits, $695,000 of additional occupancy and equipment costs, a $340,000 increase in marketing and advertising costs as well as a $114,000 increase in network interchange costs.

Salaries and employee benefits totaled $11.8 million for the nine months ended September 30, 1998 compared to $9.7 million for the same period in 1997. Contributing to this increase was $344,000 in compensation expense associated with the ESOP, increased expenses associated with normal merit and promotional salary increases, as well as salary and benefit expenses related to an increase in the number of full-time equivalent employees. This increase in personnel resulted from the hiring of staff for three new branches that opened in 1998, as well as overall growth in the Bank.

Occupancy and equipment expenses increased to $2.5 million during the nine months ended September 30, 1998 compared to $1.8 million for the nine months ended September 30, 1997. This increase resulted primarily from the depreciation and building expenses associated with the construction of a new administrative center occupied in September of 1997, as well as the opening of three new branches during 1998 and two new branches during 1997.

The increase in marketing and advertising costs to $1.4 million for the first nine months of 1998 compared to $1.0 million for the same period in 1997 resulted primarily from an increase in advertising of the Bank's checking and money market demand accounts.

Network interchange expenses increased to $996,000 for the nine months ended September 30, 1998 compared to $882,000 for the same period in 1997 primarily as a result of costs associated with the increased activity with the Bank's debit card.

Income Taxes

Income tax expense totaled $3.3 million for the first nine months of 1998 compared to $4.9 million for the same period in 1997. This decrease reflects the impact of the contribution to the Foundation during 1998, as well as the implementation of various tax planning strategies during the third quarter of 1997, which lowered the effective tax rate from 36.2% at September 30, 1997 to 34.0% at September 30, 1998.

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

During the second quarter of 1998, $132.4 million of net proceeds from the initial stock offering increased the funds available for investment. Accelerated principal repayments on mortgage related and other available-for-sale securities provided an additional source of liquidity, totaling $104.2 million for the nine months ended September 30, 1998 compared to $29.7 million for the nine months ended September 30, 1997. Other borrowings, reflecting the relatively low borrowing costs, increased $83.0 million during the first nine months of 1998. A net increase in total deposits of $24.5 million was also experienced during the nine months ended September 30, 1998 compared to $71.8 million for the same period in 1997.

The primary investing activities of the Company are the origination of both residential one-to-four family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first nine months of 1998 and 1997, loan originations totaled $218.3 million and $122.0 million, respectively. Purchases of mortgage related securities totaled $149.9 million for the nine months ended September 30, 1998 compared to $67.3 million for the nine months ended September 30, 1997. Purchases of other available for sale securities, primarily short-term asset-backed securities, during the first nine months of 1998 totaled $95.5 million compared to $85.3 million for the same period in 1997.

At September 30, 1998, outstanding loan commitments totaled $85.0 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Bank's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase
agreements and  FHLB advances.   As of September 30, 1998, the total of cash,
interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $81.9 million, or 5.7% of total assets.

Capital

At September 30, 1998, the Bank and the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                               As of September 30, 1998
                                             ---------------------------------------------------------
                                                                     Required       To Be Well Capitalized
                                                                    For Capital     Under Prompt Corrective
                                                   Actual             Adequacy         Action Provisions
                                             ----------------    ------------------ ----------------------
                                               Amount   Ratio      Amount    Ratio       Amount  Ratio
                                             ----------------    ------------------ ----------------------
                                                               (Dollars in thousands)
Total Capital (to risk-weighted assets)...  $  263,467  33.73%   $ 62,496      8.00%   $ 78,120  10.00%
Tier 1 Capital (to risk-weighted assets)..     255,908  32.76      31,248      4.00      46,872   6.00
Leverage Capital (to average assets)......     255,908  18.53      41,430      3.00      69,050   5.00

Year 2000 "Y2K" Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problem commonly referred to as the Year 2000 or Y2K dilemma. The year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calendar dates as two-digit numbers rather than four-digit numbers. This coding presents a potential problem when the year begins with "20", instead of "19". Computer systems may interpret the year as 1900 instead of 2000, thus creating possible system failure or miscalculation of financial data.

The Company utilizes computers for the daily conduct of its business and for information systems processing. Due to the reliance on such systems, the Company is following a comprehensive process modeled from that suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts to date are detailed as follows: Assessment, Validation, Testing and Implementation.

The Assessment Phase has two primary components. The first component defines the scope of the year 2000 problem within the Company, as well as establishes a formal committee responsible for monitoring Y2K progress on a regular basis. The second component assesses the size and complexity of the problem by performing an inventory of both internally developed and externally purchased computer applications. Both components of the Assessment Phase have been substantially completed.

The Validation Phase, 90% complete, compiles the results of vendor confirmations and internal research regarding Y2K readiness. It is during this stage that hardware and software updates, code enhancements, system replacements, vendor certifications, and other associated changes are made.

The Testing Phase, 80% complete, certifies that systems are Year 2000 compliant and have end-user acceptance. The Testing Phase is scheduled to be completed by March 31, 1999. During this phase, the Company has been addressing both Information Technology (IT) and non-IT systems. With respect to IT systems, testing of applications has begun and is scheduled to be substantially completed during the first quarter of 1999. To ensure compliance of non-IT systems where testing is not possible, the Company has obtained a certification from the vendor attesting to Y2K compliance. The Company does not anticipate incurring any material expenses as a result of unpreparedness of its non-IT systems.

The Implementation Phase includes the repair or replacement of systems and computer equipment, as well as the development of contingency plans. The repair and replacement stage is substantially complete. The Company is currently developing a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan will be consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan is scheduled to be completed during the second quarter of 1999.

As of September 30, 1998, the Company has incurred approximately $85,000 in expenses directly related to the Year 2000 issue. In total, the Company estimates incurring approximately $200,000 by December 31, 1999 related to Year 2000 readiness which is in excess of software and hardware maintenance costs, as well as personnel costs associated with testing Year 2000 compliance. These amounts include the cost of additional hardware and software, some of which would have been purchased in the normal course of the Company's business. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue in the event of non-compliance. Based upon efforts to ensure systems will function properly, the Company presently believes that the Year 2000 issue will not result in a material loss in revenue. The Company believes that its most likely worst case Year 2000 scenario is an increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as the potential disruption in financial markets causing liquidity concerns. The Company has attempted to mitigate this risk by identifying both material borrowers and fund providers as well as assessing their respective compliance towards Year 2000 readiness.

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

The model below assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. For adjustable and fixed-rate loans on residential properties, prepayment rates were assumed to range from 7.50% to 24.00% annually. Mortgage related securities were assumed to prepay at rates between 22.08% and 32.58% annually. Savings account cashflows were assumed to decay at 6.82%, 6.82%, 13.63%, 15.12%, 11.98%, 20.15%, and 25.48%; NOW checking account cashflows were assumed to decay at 21.94%, 21.94%, 43.87%, 2.55%, 2.02%, 3.39%, and 4.29%; and money market savings account cashflows were assumed to decay at 77.52%, 2.04%, 4.09%, 16.35%, 0%, 0%, and 0% for the periods of three months or less, three to six months, six to twelve months, one to three years, three to five years, five to ten years and more than ten years, respectively. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

The following sets forth the Company's net income and NPV as of September 30, 1998.

                               Net Income                   Net Portfolio Value
   Change in     ------------------------------------------------------------------
 Interest Rates
 In Basic Points   $ Amount     $ Change   % Change   $ Amount  $ Change   % Change
                 ------------------------------------------------------------------
  (Rate Shock)                           (Dollars in thousands)
 ----------------
 400.............    12,808       (1,975)    (13.4)%   252,865   (38,062)   (13.1)%
 300.............    13,265       (1,518)    (10.3)%   262,906   (28,021)    (9.6)%
 200.............    13,716       (1,067)     (7.2)%   274,790   (16,137)    (5.5)%
 100.............    14,273         (510)     (3.4)%   284,171    (6,756)    (2.3)%
Static...........    14,783            -          -    290,927         -        -
(100)............    15,171          388       2.6%    295,182     4,255      1.5%
(200)............    15,474          691       4.7%    297,048     6,121      2.1%
(300)............    16,436        1,653      11.2%    313,316    22,389      7.7%
(400)............    17,558        2,775      18.8%    322,535    31,608     10.9%

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

Item 2.  Changes in Securities and Use of Proceeds
     Not applicable.

Item 3.  Defaults upon Senior Securities
     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5.  Other Information
     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  The following exhibits are filed as part of this report:

         Exhibit No.
         -----------
            99.1     Summary of Quarterly Financial Data

            27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

              Niagara Bancorp, Inc. filed a Current Report on Form 8-K dated September 15, 1998 disclosing under Item 5 that Lockport Savings Bank had reached an agreement to acquire Warren-Hoffman & Associates insurance agency. Such Current Report, as an Item 7 exhibit also included copies of the Lockport Savings Bank press release dated September 2, 1998.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NIAGARA BANCORP, INC.

Date:  November 12, 1998                    By:  /s/ William E. Swan
                                                 ------------------------------
                                            William E. Swan
                                            President and Chief Executive
                                            Officer

Date:  November 12, 1998                    By:  /s/ Paul J. Kolkmeyer
                                                 ------------------------------
                                            Paul J. Kolkmeyer
                                            Executive Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit
 Number
-------
  99.1      Summary of Quarterly Financial Data.  Filed herewith.

  27.1      Financial Data Schedule.  Filed herewith.