Form 10-K405
period 1998-12-31
NIAGARA BANCORP INC
filed 1999-04-01
CIK 1051741

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from __________________ to _____________________

                         Commission File Number: 0-23975
                                                 -------

                              NIAGARA BANCORP, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                        DELAWARE                                                                 16-1545669
-----------------------------------------------------------------          --------------------------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization                         (I.R.S. Employer Identification Number)

      6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY                                           14095-0514
-----------------------------------------------------------------          --------------------------------------------------------
            (Address of Principal Executive Officer)                                                 (Zip Code)

                                  (716)625-7500
         --------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                          ---------------------------


           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         --------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES     X               NO
     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 22, 1999, there were issued and outstanding, exclusive of treasury shares, 28,268,450 shares of the Registrant's Common Stock.

The aggregate market value of the 12,017,658 shares of voting stock held by non-affiliates of the Registrant was $120,176,580, as computed by reference to the last sales price on March 18, 1999, as reported by the Nasdaq National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-K:




                      Document                                            Part
                      --------                                            ----
Annual Report to Stockholders for the year ended               Part II, Item 6
December 31, 1998                                              Selected Financial Data

                                                               Part II, Item 7
                                                               "Management's Discussion and Analysis of
                                                               Financial Condition and Results of Operations"

                                                               Part II, Item 7a
                                                               "Quantitative and Qualitative Disclosures About
                                                               Market Risk"

                                                               Part II, Item 8
                                                               "Financial Statements and Supplementary Data"

Proxy Statement for the 1999 Annual Meeting of                 Part III, Item 10
Stockholders                                                   "Directors and Executive Officers of the
                                                               Registrant"

                                                               Part III, Item 11
                                                               "Executive Compensation"

                                                               Part III, Item 12
                                                               "Security Ownership of Certain Beneficial Owners
                                                               and Management"

                                                               Part III, Item 13
                                                               "Certain Relationships and Related Transactions"

                                     PART I
ITEM 1.  BUSINESS

GENERAL

NIAGARA BANCORP, INC.
Niagara Bancorp, Inc. (the "Company") is a Delaware corporation organized in December 1997 by Lockport Savings Bank (the "Bank") in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company sold approximately 45.4% of the shares of its common stock to eligible depositors of the Bank (the "offering") and issued approximately 53.3% of the Company's shares of common stock to Niagara Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in the state of New York. Concurrent with the close of the offering, approximately 1.3% of the Company's shares of common stock were issued to establish the Lockport Savings Bank Foundation (the "Foundation"). The Foundation is dedicated exclusively to supporting charitable causes and community development activities throughout Western New York. The reorganization and offering were completed on April 17, 1998. Prior to that date, the Company had no assets and no liabilities.

The business and management of the Company consist primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank and utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands its business in the future.

LOCKPORT SAVINGS BANK
The Bank was organized in 1870 as a New York chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum amount permitted by law. The Bank is a traditional, full-service, community-oriented savings bank engaged primarily in the business of accepting deposits from customers through its eighteen branch offices in the Western New York counties of Niagara, Orleans, Erie and Genesee, and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans, consumer loans, and investment securities. Through its "Person to Person Commitment" approach to retail banking, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in Western New York.

FORWARD LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

MARKET AREA AND COMPETITION

The Company has been, and intends to continue to be, a community-oriented institution offering a variety of financial services to meet the needs of the communities it serves. The Company's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located. The Company's primary lending area has also historically been concentrated in the same Western New York counties.

The Company faces significant competition in both making loans and attracting deposits. The Western New York area has a high density of financial institutions, most of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as a result of, among other things, the elimination of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. The Company originates multi-family residential real estate loans, commercial real estate loans and consumer loans. To a lesser extent the Company also originates construction, home equity and commercial business loans. The Company generally sells in the secondary market a limited amount of 20-30 year monthly and 25-30 year bi-weekly residential mortgage loans, and retains for portfolio all adjustable-rate mortgage loans and fixed-rate monthly residential mortgage loans with maturities of 15 years or less, together with all fixed-rate bi-weekly mortgage loans with maturities of 20 years or less. However, the Company is primarily a portfolio lender and at any one time, the Company holds only a nominal amount of loans identified as held-for-sale. The Company retains the servicing rights on all mortgage loans it sells and realizes monthly service fee income. The Company retains in its portfolio all multi-family residential loans, commercial real estate loans, commercial business loans, and consumer loans that it originates with the exception of education loans which, as they enter their repayment phase, are sold to the Student Loan Marketing Association ("Sallie Mae").

Underwriting Standards. The lending activities of the Company are subject to written underwriting standards and loan origination procedures that are updated and separately reviewed annually by both management and the Company's Board of Directors (the "Board"). In particular, to assure the maximum salability of the residential loan products for possible resale into the secondary mortgage markets, the Company has formally adopted both the underwriting, appraisal, and servicing guidelines of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") as part of its standard loan policy and procedures manual.

The Company requires that a property appraisal be obtained in connection with all mortgage loans. Property appraisals in both the residential and commercial and multi-family real estate areas are performed by an independent appraiser from a list approved by the Board. The appraisals are then reviewed for accuracy and completeness by the appropriate loan underwriting areas of the Company. In conformity with secondary market guidelines, the Company requires that title insurance (except for home equity lines of credit) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

One- to Four-Family Real Estate Lending. The Company's primary lending activity has been the origination, for retention in the Company's portfolio, of mortgage loans to enable borrowers to purchase one- to four-family, owner-occupied properties located in its primary market area. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500,000.

The Company currently offers both fixed, and adjustable, rate conventional and government guaranteed Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Farmers Home Assistance ("FMHA") mortgage loans with terms of 10-30 years that are fully amortizing with monthly or bi-weekly loan payments. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by FNMA and FHLMC secondary market standards. Private mortgage insurance ("PMI") is required for loans with loan-to-value ratios in excess of 80%.

In an effort to provide financing for low and moderate income buyers, the Company actively participates in residential mortgage programs and products sponsored by FNMA, FHLMC, and the State of New York Mortgage Agency ("SONYMA"). The SONYMA mortgage programs provide low and moderate income households with fixed-rate loans which are generally set below prevailing fixed-rate mortgage loans and which allow below-market down payments. These loans are sold by the Company to SONYMA, with the Company retaining the contractual servicing rights.

The Company currently offers several one- to four-family, adjustable-rate mortgage loan ("ARM") products secured by residential properties with rates that adjust every one, three, or seven years. The one- to four-family ARMs are offered with terms of up to 30 years. After origination, the interest rate on one- to four-family ARMs currently offered is reset based upon a contractual spread or margin above the average yield on United States Treasury Securities, adjusted to a Constant Maturity (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board (the "FRB"). The appropriate index utilized at each interest rate change date corresponds to the initial one, three, or seven year adjustment period of the loan.

ARMs are generally subject to limitations on interest rate increases of 2% per adjustment period, and an aggregate adjustment of 6% over the life of the loan. The ARMs require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

The retention of ARMs in the Company's portfolio help to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding 25-30 year fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARM loans which are converted to 25-30 year fixed-rate term loans, to either FNMA or FHLMC.

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office complexes, and commercial and industrial real estate. The commercial real estate loans are predominately secured by nonresidential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent by more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships.

At December 31, 1998, approximately 68% of the Company's commercial real estate and multi-family loans were secured by properties located in its primary market area. The Company's current policy with regard to such loans is to emphasize geographic distribution within its primary market area, diversification of property type and minimization of credit risk.

As part of the Company's ongoing strategic initiatives to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year ARM products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 200 and 300 basis points over the then, current one, three or five year United States Treasury Constant Maturity Index. The maximum term for commercial real estate loans is generally not more than 10 years, with a prepayment schedule based on not more than a 25 year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

The Company also offers commercial real estate and multi-family construction mortgage loans. Most construction loans are made as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and automatic conversion to a permanent loan upon completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction phase of the loan is made on a short-term basis, usually not exceeding two years, with floating interest rate levels generally established at a spread in excess of the prime rate. The construction loan application process includes the same criteria which are required for permanent commercial mortgage loans, as well as a submission to the Company of completed plans, specifications and cost estimates related to the proposed construction. These items are used as an additional basis to determine the appraised value of the subject property.

The Company has increased its emphasis on commercial real estate and multi-family lending desiring to invest in assets bearing interest rates which are generally higher than those obtainable on residential mortgage loans and which are more rate sensitive to changes in market interest rates. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with one- to four-family residential mortgage lending, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios.

Home Equity Lending. The Company offers both fixed-rate, fixed-term, home equity and second mortgage loans, and variable, prime rate home equity lines of credit (HELOCs) in its market area. Both fixed rate and floating rate home equity loans are offered in amounts up to 90%, with mortgage insurance, of the appraised value of the property (including the first mortgage) with a maximum loan amount of $100,000. Fixed-rate home equity loans are offered with repayment terms of up to fifteen years and HELOCs are offered for terms up to thirty years. The line may be drawn upon for ten years, during which principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is amortized over the remaining twenty years.

Consumer and Other Loans. The Company originates a variety of consumer and other loans, including home improvement loans, new and used automobile loans, mobile home loans, education loans, boat and recreational vehicle ( "RV") loans, personal unsecured loans, including both fixed-rate installment loans and prime floating variable rate lines-of-credit, and savings account "passbook" loans.

A large component of consumer loans consists of loans secured by mobile homes. The mobile home units, both new and used, are primarily located in well-managed mobile home parks and are reviewed and inspected by the Company's management team as part of its ongoing underwriting process. Mobile home loans have shorter terms to maturity than traditional 30-year residential loans and higher yields than single-family residential mortgage loans. Although the Company generally offers mobile home loans with fixed-rate, fully amortizing loan terms for 10-20 years, mobile home units manufactured prior to 1991 are restricted to a maximum term of no more than fifteen years.

The Company has contracted with an independent third-party to generate all mobile home loan applications however, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator will, at the request of the Company, contact borrowers who become delinquent in their payments to the Company and, when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services, and as part of the origination and servicing contract, the Company pays the originator a fee at loan funding, of which generally 40% is deposited into a non-interest bearing escrow account, and is under the sole control of the Company to absorb future losses which may be incurred on the loans.

Mobile home lending generally entails greater risk than traditional single-family residential mortgage lending, due to the type and nature of the collateral, which may depreciate over time as compared to the typical appreciation of homes securing single-family residential loans, and because mobile home borrowers often have lower income levels than single-family residential mortgage loan borrowers. In many cases, repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance due to the depreciation or improper repair and maintenance of the underlying security. The Company attempts to minimize such risk through the loss escrow arrangement with the third-party originator.

During 1998, the Company established a lending relationship with a major national RV financing company. This indirect lending program allows the Company to purchase "A paper" quality RV loans. These loans, generally with terms up to fifteen years are underwritten by the Company's consumer lending officers and either retained for portfolio or returned to the financing company. While the Company retains the credit and collateral risk associated with these loans, by contract, repossessions and remarketing is the responsibility of the financing company.

The Company continues to be an active originator of education loans. Substantially all of the loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student graduates, with 98% of the principal guaranteed by NYSHESC. The Company's general practice is to sell these education loans to Sallie Mae as the loans reach repayment status. The Company generally receives a premium of .25% to 1% on the sale of these loans.

Commercial Business Loans. The Company currently offers commercial business loans to existing customers in its market area, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans are made for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific credit loss provisions, the difference is charged against the allowance for credit losses. Any subsequent write-down of REO is charged against earnings.

Classification of Assets. Consistent with regulatory guidelines, the Company provides for the classification of loans and other assets such as investment securities, considered to be of lesser quality as "substandard", "doubtful", or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

When the Company classifies problem assets as either substandard or doubtful, it establishes a general valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Company classifies problem assets as a loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to maintain it at a level which management considers adequate to provide for potential credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

Management's evaluation of the allowance is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from changes in existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations.

INVESTMENT ACTIVITIES

General. At December 31, 1998, all of the Company's investments were classified as available for sale. Presently, the Company does not have a trading or held to maturity portfolio. As of December 31, 1998 the Company's available for sale securities consisted primarily of U.S. Government obligations, mortgage related securities, common stocks, and asset-backed securities ("ABS").

The Company's investment policy, established by the Board, sets forth that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. All transactions are reviewed and approved by the Investment Committee of the Board on a monthly basis.

The Company's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMOs"). Also permitted are investments in ABS, backed by auto loans, credit card receivables, home equity and home improvement loans. The current investment strategy utilizes a risk management approach of diversified investing between three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment yields while managing interest rate risk. To accomplish these objectives, the Company's focus is on investments in mortgage related securities, CMOs and ABSs. In addition, U.S. Government and other non-amortizing securities are utilized for call protection and liquidity purposes.

The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments although the Board has given its approval to enter into these transactions. It does, however, have a limited covered call option program utilizing equity securities intended to generate premium income. Additionally, the Company does not invest in privately issued securities which are rated below investment grade.

Mortgage Related Securities. The Company purchases mortgage related securities primarily to generate positive interest rate spreads with minimal administrative expense, and to minimize credit risk as a result of the guarantees provided by U.S. government agencies and government-sponsored enterprises. The Company invests primarily in mortgage related securities issued or sponsored by FNMA, FHLMC, and GNMA and CMOs issued or sponsored by FNMA and FHLMC, as well as private issuers.

Investments in mortgage related securities involve a risk that actual prepayments will differ from those estimated over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby increasing or reducing the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During this current period of declining mortgage interest rates, refinancing activity has increased and accelerated the prepayment of the underlying mortgages and the related security. The Company continually reviews prepayment estimates for its mortgage related securities to ensure that prepayment assumptions are reasonable considering the current interest rate environment.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage related securities resulting from unexpected prepayment activity. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. It is the Company's practice to limit purchases of privately issued CMOs to securities rated "AAA" by nationally recognized credit rating agencies, investing primarily in the early to intermediate tranches which have the greatest credit support and often greater cashflow reliability.

Other Securities. Other than mortgage related securities, the Company's investment portfolio consists primarily of U.S. Treasury, marketable equity securities and asset-backed securities. As with U.S. mortgage related securities, the Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with terms to maturity in excess of 10 years.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations have historically been additional sources of funds.

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, youth savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately-sized commercial businesses, as well as a low-cost checking account service for low-income customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificates of deposit in excess of $100,000 are accepted by the Company, and may be subject to preferential rates, the Company does not actively solicit such deposits as they are more difficult to retain than core deposits. Historically, the Company has not used brokers to obtain deposits.

Borrowed Funds. Traditionally, the Company made very limited use of borrowings. During 1998 however, management identified the ability to lock-in lower cost funding while leveraging its capital for the purpose of improving its return on equity. Such borrowings consisted of advances and reverse repurchase agreements entered into with the FHLB and with nationally recognized securities brokerage firms. The Company intends to continue to utilize borrowings as a source of funds to leverage the balance sheet.

SAVINGS BANK LIFE INSURANCE

The Company, through its Savings Bank Life Insurance ("SBLI") department, engages in group life insurance coverage for individuals under the SBLI Financial Institution Group Life insurance policy. The SBLI department's activities are segregated from the Company and, while they do not materially affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI department pays its own expenses and reimburses the Company for expenses incurred on its behalf. At December 31, 1998, the SBLI department had policies totaling $2.2 billion in force.

SUBSIDIARIES

LSB Realty, Inc. LSB Realty, Inc. is a wholly-owned real estate development subsidiary of the Company which was established in 1984 for the purpose of investing in and lending to real estate development projects. The portfolio was developed in the 1980's with other New York State savings banks and invested primarily in residential real estate development partnerships in the Hudson Valley region of New York State. At this time, the subsidiary is in the process of divesting its last five projects and selling the remaining properties it has developed. As of December 31, 1998, there is no remaining asset value reflected in the Company's financial statements for these projects.

LSB Associates, Inc. LSB Associates, Inc., a wholly-owned subsidiary of the Company incorporated in 1997, is engaged in the sale of annuities, life insurance, and mutual funds. LSB Associates, Inc. acts as an agent for third party companies to sell their products.

LSB Funding, Inc. LSB Funding, Inc., a wholly-owned real estate investment trust ("REIT"), incorporated in 1997, owns primarily commercial multi-family and real estate mortgage loans originated by the Company. The REIT supplements its holdings of commercial real estate with fixed rate residential mortgages and home equity loans and commercial business loans.

LSB Securities, Inc. LSB Securities, Inc., a wholly-owned subsidiary of the Company incorporated in 1984, is a New York State Article 9A company which is primarily involved in the investment of U.S. Treasury obligations.

Warren-Hoffman & Associates Inc. and Foote-Mandaville Agency, Inc. Warren-Hoffman & Associates Inc. and Foote-Mandaville Agency, Inc. were acquired by the Company as wholly-owned subsidiaries in January of 1999. Both subsidiaries are full service insurance agencies engaged in the sale of insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. As of December 31, 1998, there was no impact on the Company's financial statements for these subsidiaries.

NOVA Healthcare Administrators, Inc. NOVA Healthcare Administrators, Inc. was acquired by the Company in January of 1999 as a wholly-owned subsidiary of the Company providing third-party administration of employee benefit plans. As of December 31, 1998, there was no impact on the Company's financial statements for this subsidiary.

REGULATION

GENERAL

The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the "FRB". The Bank is a New York chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC as its deposit insurer. The Bank is required to file reports with, and is periodically examined by the FDIC and the Superintendent of Banks of the State of New York (the "Superintendent") concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is also a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.

NEW YORK BANK REGULATION

The exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

The Company derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Company, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Company has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that: certain loans must be approved in advance by a majority of the entire Board and the interested party must abstain from participating directly or indirectly in the voting on such loan; the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and; the loan must not involve more than a normal risk of repayment or present other unfavorable features.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

The Company is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

REGULATORY CAPITAL REQUIREMENTS

The FRB and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Company and the Bank are required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide the Company's and the Bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for credit and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

At December 31, 1998, the Bank and the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                   AT DECEMBER 31, 1998
                                              --------------------------------
                                                                PERCENT OF
                                                                 ADJUSTED
                                               AMOUNT         TOTAL ASSETS (1)
                                               ------         ----------------
                                                 (DOLLARS IN THOUSANDS)
LEVERAGE CAPITAL:
     Capital level....................      $   259,294              18.05%
     Requirement (2)..................           43,082               3.00
                                            -----------       ------------
       Excess.........................      $   216,212              16.05%
                                            ===========       ============

RISK-BASED CAPITAL:
     Tier 1 capital level.............      $   259,294              31.67%
     Requirement......................           32,745               4.00
                                            -----------       ------------
       Excess.........................      $   226,549              27.67%
                                            ===========       ============

     Total capital level..............      $   269,177              32.88%
     Requirement......................           65,489               8.00
                                            -----------       ------------
       Excess.........................      $   203,688              24.88%
                                            ===========       ============

(1) Leverage capital levels are shown as a percentage of tangible assets. Risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.
(2) The current leverage capital requirement is 3% of total adjusted assets for banks that receive the highest supervisory rating for safety and soundness and that are not experiencing or anticipating significant growth. The current leverage capital ratio applicable to all other banks is 4% to 5%.

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Based on the foregoing, the Company is currently classified as a "well capitalized" savings institution.

STANDARDS FOR SAFETY AND SOUNDNESS

The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.


LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Company from declaring a dividend which would reduce its capital below the amount required to be maintained by state and federal law and regulations, or the amount of the Company's liquidation account established in connection with the Reorganization.

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, acquiring or retaining a majority interest in a subsidiary; investing as a limited partner in a partnership the sole purpose of which is the direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions; and acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 1998, the Bank had $17.7 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

TRANSACTIONS WITH AFFILIATES

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

HOLDING COMPANY REGULATION

FEDERAL BANK HOLDING COMPANY REGULATION. The Company as the sole shareholder of the Bank, is a bank holding company that is subject to comprehensive regulation and regular examinations by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Company is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Bank.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Under the BHCA, a bank holding company must obtain FRB approval before: acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); acquiring all or substantially all of the assets of another bank or bank holding company; or merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking and Branching. Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The FRB is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. In response to Riegle-Neal, the State of New York enacted laws allowing interstate mergers and branching on a reciprocal basis.

Federal law authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The appropriate federal banking agencies are required to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. The FDIC and FRB have adopted such regulations. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Should the FDIC determine that a bank interstate branch is not reasonably helping to meet the credit needs of the communities serviced by an interstate branch, the FDIC is authorized to close the interstate branch or not permit the bank to open a new branch in the state in which the bank previously opened an interstate branch.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

NEW YORK STATE BANK HOLDING COMPANY REGULATION. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Department is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company would cause it to become such.

ITEM 2.  PROPERTIES

Both the Company and the Bank maintain their executive offices at the Company's Administrative Center, 6950 South Transit Road, Lockport, New York. The Administrative Center has 76,000 square feet of space and was built in 1997. The Company currently conducts its business through eighteen full service banking offices. At December 31, 1998, the Company's premises and equipment had an aggregate net book value of approximately $25.2 million.
The following table sets forth the Company's offices as of December 31, 1998.

LOCATION                                                   LEASED           ORIGINAL           LEASE
                                                          OR OWNED            YEAR            EXPIRES
-----------------------------------------------------------------------------------------------------------------
55 East Avenue, Lockport, NY  14094                         Owned             1968              N/A

80 Washburn Street, Lockport, NY  14094                     Owned             1968              N/A
(Drive Thru Facility)

5737 South Transit Road, Lockport, NY  14094 (1)           Leased             1973            4/30/12

6210 Shimer Drive, Lockport, NY  14094 (1)                 Leased             1993            9/30/12
(Drive Thru Facility)

401 West Main Street, Batavia, NY  14020                    Owned             1977              N/A

1455 French Road, Depew, NY  14043                          Owned             1991              N/A

6409 Transit Road, East Amherst, NY  14051                 Leased             1989           12/31/09

570 Dick Road, Depew, NY  14043                            Leased             1996           12/31/99

2435 Grand Island Boulevard, Grand Island, NY  14072       Leased             1998            4/30/18

5751 South Park Avenue, Hamburg, NY  14075                  Owned             1995              N/A

327 Main Street, Medina, NY  14103                          Owned             1975              N/A

7200 Niagara Falls Blvd., Niagara Falls, NY  14304         Leased             1993            3/31/08

2141 Elmwood Avenue, Buffalo, NY  14207                    Leased             1997            3/31/17

100 River Road, North Tonawanda, NY  14120                  Owned             1994              N/A

3488 Amelia Road, Orchard Park, NY  14127 (1)              Leased             1998            6/30/18

2547 Youngstown/Lockport Rd., Ransomville, NY   14131       Owned             1985              N/A

Sheridan/Delaware Plaza, Tonawanda, NY  14223              Leased             1997            3/31/17

3035 Niagara Falls Blvd., Amherst, NY  14228               Leased             1993            9/30/08

1251 Union Road, West Seneca, NY  14224                    Leased             1996            8/31/06

5910 Sheridan Drive, Williamsville, NY  14221              Leased             1998            6/30/18
---------------------------

(1)      The Company owns the building but leases the land.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders.

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

The common stock of the Company is traded under the symbol of NBCP on the Nasdaq National Market. At March 18, 1999, the Company had 28,268,450 shares of common stock outstanding with and had approximately 12,500 shareholders of record. Between April 20, 1998, the day the common stock of the Company commenced trading on Nasdaq, and December 31, 1998, the high and low price of the common stock was $17.063 and $8.375, respectively. The Company paid a dividend of $.03 per common share on October 13, 1998 to shareholders of record on September 29, 1998 and on January 12, 1999 to shareholders of record on December 29, 1998.

ITEM 6.          SELECTED FINANCIAL DATA

                                                                        DECEMBER 31
                                                 -------------------------------------------------------
                                                    1998        1997       1996       1995       1994
                                                -----------   ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)

SELECTED FINANCIAL CONDITION DATA:

  Total assets........................           $1,508,734   $1,179,026 $1,093,358 $ 994,291  $ 916,185
  Loans, net..........................              744,739      635,396    598,486   535,971    474,191
  Securities available for sale:
    Mortgage related securities.......              392,975      272,955    284,860   261,543    273,280
    Other securities..................              187,776      176,326    124,875    79,941     65,733
  Securities held to maturity.........                   -        17,000     38,000    46,700     43,838
  Deposits............................            1,060,897      995,621    928,845   871,254    829,290
  Borrowed funds......................              142,597       33,717     32,008         -          -
  Stockholders' equity (1)............              263,825      130,471    115,664   107,653     81,322


                                                                  YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------------
                                                    1998        1997       1996       1995       1994
                                                -----------   ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
SELECTED OPERATIONS DATA:

  Interest income.....................           $  92,102    $  82,363  $ 75,062   $  69,856  $  63,144
  Interest expense....................              47,966       44,978     40,655     39,034(2)  31,754
                                                 ---------    ---------  ---------  ---------   --------
    Net interest income...............              44,136       37,385     34,407     30,822     31,390
  Provision for credit losses.........               2,084        1,493      2,187      1,016        948
                                                 ---------    ---------  ---------  ---------  ---------
  Net interest income after
    provision for credit losses.......              42,052       35,892     32,220     29,806     30,442
                                                 ---------    ---------  ---------  ---------  ---------
  Fees and service charges............               5,527        4,232      3,495      2,692      2,283
  Net gain (loss) on sale of
    securities available for sale.....                 138          910        576      1,477       (849)
  Other noninterest income............               3,517        1,654      1,681      1,237        952
                                                 ---------    ---------  ---------  ---------  ---------
    Total noninterest income..........               9,182        6,796      5,752      5,406      2,386
                                                 ---------    ---------  ---------  ---------  ---------
  Noninterest expenses................              35,946 (3)   25,178     20,926     20,143     18,399
                                                 ----------   ---------   --------  ---------   --------
  Income before income taxes and cumulative
    effect of change in accounting
    principle.........................              15,288       17,510     17,046     15,069     14,429
  Income taxes........................               4,906        6,259      6,278      5,144      4,704
  Cumulative effect of change in
    accounting principle..............                   -            -          -         -        (924)(4)
                                                 ---------    ---------  ---------  ---------  ----------
  Net income..........................           $  10,382 (3)$  11,251   $ 10,768  $   9,925   $  8,801
                                                 ==========   =========   ========    =======    =======
---------------------------

(1) Amounts prior to 1998 represent retained earnings and unrealized gains (losses) on securities available for sale only.
(2) Includes $1.25 million paid as a special interest payment in 1995, which was paid on a prorata basis on all interest-bearing savings, NOW, money market and certificate of deposit accounts in recognition of the Company's 125th anniversary.
(3) Noninterest expenses include $6.75 million for the one-time contribution of cash and common stock to fund the Lockport Savings Bank Foundation. Net income has been reduced for the tax effected impact of $3.98 million for this contribution.
(4) Cumulative effect of change in accounting for postretirement health care and life insurance benefits.


                                                      AT OR FOR THE YEAR ENDED DECEMBER 31
                                            --------------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                             ----------- ---------- ---------- ---------- -----------

SELECTED FINANCIAL RATIOS AND OTHER DATA (1):

PERFORMANCE RATIOS:
Return on assets (ratio of net
   income to average total assets)....            0.77%      0.98%      1.03%      1.04%      0.95%
Return on assets (2)..................            1.07       0.98       1.03       1.04       0.95
Return on equity (ratio
  of net income to average equity)....            4.65       9.16       9.84      10.25      10.41
Return on equity (2)..................            6.43       9.16       9.84      10.25      10.41
Interest rate spread information:
  Average during period...............            2.75       2.86       2.87       2.88       3.07
  End of period.......................            2.74       2.87       3.03       2.83       3.18
Net interest margin  (3)..............            3.48       3.39       3.41       3.44       3.50
Noninterest income to
  average total assets (4)............            0.68       0.51       0.50       0.41       0.35
Noninterest expenses to average total assets      2.68       2.20       2.01       2.10       1.99
Noninterest expenses to average total assets (2)  2.18       2.20       2.01       2.10       1.99
Average interest-earning assets
   to average interest-bearing liabilities      119.38     113.12     113.30     113.92     112.30

ASSET QUALITY RATIOS:
Non-performing loans to total loans...            0.43%      0.47%      0.78%      0.74%      0.89%
Non-performing assets to total assets.            0.26       0.28       0.48       0.97       0.56
Allowance for credit losses to non-
  performing loans....................          243.01     227.14     138.60     119.01      99.29
Allowance for credit losses to total loans        1.06       1.08       1.09       0.88       0.88
Net charge-offs during the period
  to average loans outstanding during the
  year................................            0.15       0.18       0.06       0.10       0.17

CAPITAL RATIOS:
Equity to total assets................           17.49%     11.07%     10.58%     10.92%      8.88%
Average equity to average assets......           16.66      10.75      10.55      10.11       9.17

OTHER DATA:
Number of full-service offices........              18         15         13         11         10
Loans serviced for others (in millions)         $170.1     $152.5     $129.0     $110.4      $85.1
Residential loan originations (in millions)     $191.6     $108.2     $110.9     $107.6      $84.1
Full time equivalent employees........           401.5      356.5      325.0      276.5      243.5
---------------------------

(1)  Averages presented are daily averages.
(2) Excludes the one-time contribution of cash and common stock to the Lockport Savings Bank Foundation.
(3)  Net interest income divided by average interest earning assets.
(4) Noninterest income excludes net gain (loss) on sale of securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the consolidated financial statements and related notes. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expenses, charitable contributions and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

OVERVIEW

Net income in 1998 was $10.4 million, or 8%, less than the $11.3 million in 1997. This decrease was significantly effected by the $6.8 million one-time contribution to fund the Lockport Savings Bank Foundation, which consisted of $4.1 million of the Company's common stock and $2.7 million of cash. This contribution resulted in a $4.0 million charge to earnings on an after tax basis. Excluding the effect of this contribution, the 1998 net income was $14.4 million, or 28% higher than 1997 net income. In 1996, net income was $10.8 million. The Company's stock offering was completed on April 17, 1998, therefore a full year of earnings per share is not applicable. Earnings per share for the year ended December 31, 1998, on a proforma basis, was $.50 per share, excluding the Foundation contribution.

Net income represented a return on average assets in 1998 of 0.77%, or 1.07% excluding the one-time contribution, compared to 0.98% in 1997 and 1.03% in 1996. The return on average equity in 1998 was 4.65%, or 6.43% excluding the one-time contribution, compared to 9.16% in 1997 and 9.84% in 1996. The conversion and stock offering, which raised over $132 million in additional capital, was the primary reason for the decrease in the return on average equity in 1998.

Net interest income increased 18% in 1998 to $44.1 million from $37.4 million in 1997. This increase is primarily attributable to an increase of 11% in average loans to $681.2 million in 1998 from $614.6 million in 1997 and an increase in average federal funds sold and securities purchased under resale agreements to $59.6 million in 1998 from $19.1 million in 1997. Similarly, average interest-earning assets increased 15%, to $1.27 billion in 1998 from $1.10 billion in 1997. A 9% increase in average interest-earning assets, primarily loans, in 1997 was the primary factor for the rise in that year's net interest income from $34.4 million in 1996. Average loans and average interest-earning assets in 1996 were $558.6 million and $1.01 billion, respectively. The improvements in the 1998 net interest income resulted from the asset growth and was funded by the stock offering and other borrowings which assisted in increasing the net interest margin expressed as a percentage of average assets. The net interest margin in 1998 was 3.48%, compared to 3.39% in 1997 and 3.41% in 1996.

Net income in 1998 as compared to 1997 also reflected an increase in noninterest income related to fees which was partially offset by increases in the provision for credit losses and noninterest expenses, and a decrease in gains on the sale of available for sale securities. Net income in 1997 as compared to 1996 benefited from an increase in other noninterest income related to fees and service charges on transaction accounts, increased gains on the sale of securities available for sale, and lower provisions for credit losses. The increases were partially offset by an increase in noninterest expenses reflecting the expansion of the Company's branch network.

Average Balance Sheet. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. No tax equivalent adjustments were made. All average balances are average daily balances. Non-accruing loans have been excluded from the yield calculations in this table.

                                                                               YEAR ENDED DECEMBER 31
                                                  ------------------------------------------------------------------------
                                                                    1998                                1997
                                                  ------------------------------------   ---------------------------------
                                                   AVERAGE          INTEREST               AVERAGE      INTEREST
                                                 OUTSTANDING        EARNED/    YIELD/    OUTSTANDING    EARNED/     YIELD/
                                                   BALANCE           PAID       RATE      BALANCE        PAID       RATE
                                                   -------           ----       ----      -------        ----       ----
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Federal funds sold and securities
  purchased under resale agreements ........  $    59,646     $     3,344      5.61%     $  19,123    $    1,079     5.64%
  Investment securities (1) ................      196,571          11,586      5.89        179,379        10,295     5.74
  Mortgage related securities (1) ..........      319,143          21,107      6.61        283,142        18,972     6.70
 Loans (2) .................................      681,164          55,326      8.12        614,596        51,569     8.39
 Other interest-earning assets (3) .........       12,760             739      5.79          6,690           448     6.70
                                              -----------     -----------                ---------     ---------
   Total interest-earning assets ...........    1,269,284          92,102      7.26      1,102,930        82,363     7.47
                                              -----------     -----------                ---------     ---------

Allowance for credit losses ................       (7,444)                                  (6,529)
Other noninterest-earning assets(4)(5)             78,713                                   47,293
                                              -----------                              -----------
   Total assets ............................  $ 1,340,553                              $ 1,143,694
                                              ===========                              ===========


Interest-bearing liabilities:
 Savings accounts ..........................  $   302,313     $     9,575      3.17%   $   302,235    $   10,124     3.35%
 Interest-bearing checking .................      205,326           6,847      3.33        127,876         3,681     2.88
 Certificates of deposit ...................      476,641          27,447      5.76        507,692        29,426     5.80
 Mortgagors' payments held in escrow .......        9,483             165      1.74          9,450           154     1.63
 Borrowed funds ............................       69,485           3,932      5.66         27,766         1,593     5.74
                                              -----------     -----------                ---------     ---------
   Total interest-bearing liabilities ......    1,063,248          47,966      4.51        975,019        44,978     4.61
                                              -----------     -----------                ---------     ---------

Noninterest-bearing demand deposits ........       28,242                                   25,982
Other noninterest-bearing liabilities ......       25,778                                   19,799
                                              -----------                                ---------
   Total liabilities .......................    1,117,268                                1,020,800
Stockholders' equity (4) ...................      223,285                                  122,894
                                              -----------                                ---------

   Total liabilities and stockholders'
        equity .............................  $ 1,340,553                              $ 1,143,694
                                              ===========                              ===========


Net interest income ........................                  $    44,136                             $   37,385
                                                              ===========                             ===========

Net interest rate spread ...................                                   2.75%                                 2.86%
                                                                               ====                                  ====
Net earning assets .........................  $   206,036                              $   127,911
                                              ===========                              ===========


Net interest income as a percentage of
 average interest-earning assets ...........                                   3.48%                                 3.39%
                                                                               ====                                  ====

Ratio of average interest-earning assets
 to average interest-bearing liabilities ...                                 119.38%                               113.12%
                                                                             ======                                ======

                                                             YEAR ENDED DECEMBER 31
                                                  -----------------------------------------
                                                                   1996
                                                  -----------------------------------------
                                                         AVERAGE     INTEREST
                                                       OUTSTANDING   EARNED/    YIELD/
                                                         BALANCE      PAID       RATE
                                                         -------      ----       ----
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Federal funds sold and securities
  purchased under resale agreements .........    $    24,057       $     1,293           5.37%
  Investment securities (1) .................        139,801             7,573           5.42
  Mortgage related securities (1) ...........        280,661            18,547           6.61
 Loans (2) ..................................        558,648            47,285           8.46
 Other interest-earning assets (3) ..........          5,877               364           6.19
                                                 -----------       -----------
   Total interest-earning assets ............      1,009,044            75,062           7.44
                                                 -----------       -----------

Allowance for credit losses .................         (5,657)
Other noninterest-earning assets(4)(5)                40,044
                                                 -----------
   Total assets .............................  $   1,043,431
                                               =============

Interest-bearing liabilities:
 Savings accounts ...........................  $     308,212       $    10,353           3.36%
 Interest-bearing checking ..................        105,524             2,871           2.72
 Certificates of deposit ....................        451,825            26,432           5.85
 Mortgagors' payments held in escrow ........          9,822               158           1.61
 Borrowed funds .............................         15,182               841           5.54
                                               -------------       -----------
   Total interest-bearing liabilities .......        890,565            40,655           4.57
                                                -------------      -----------
Noninterest-bearing demand deposits .........         25,183
Other noninterest-bearing liabilities .......         17,648
                                                ------------
   Total liabilities ........................        933,396
Stockholders' equity (4) ....................        110,035
                                                ------------
   Total liabilities and stockholders'
        equity ..............................  $   1,043,431
                                               =============

Net interest income .........................                      $    34,407
                                                                   ===========

Net interest rate spread ....................                                            2.87%
                                                                                         ====
Net earning assets ..........................  $     118,479
                                               =============

Net interest income as a percentage of
 average interest-earning assets ............                                            3.41%
                                                                                         ====

Ratio of average interest-earning assets
 to average interest-bearing liabilities ....                                           113.3%
                                                                                        =====

(1)  Amounts shown are amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans in process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/(losses) on securities available for sale.
(5) Includes $25,000,000 of bank-owned life insurance purchased in June 1998. As of December 31, 1998, $769,000 of earnings on bank-owned life insurance are reflected in other noninterest income.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                              YEAR ENDED DECEMBER 31
                                              ---------------------------------------------------------------------------------
                                                         1998 VS. 1997                                   1997 VS. 1996
                                              ------------------------------------             --------------------------------
                                                  INCREASE/(DECREASE)    TOTAL                  INCREASE/(DECREASE)   TOTAL
                                                        DUE TO          INCREASE                      DUE TO          INCREASE
                                                  VOLUME       RATE     (DECREASE)              VOLUME       RATE     (DECREASE)
                                                  ------       ----     ----------             -------       ----     ----------
                                                                                 (IN THOUSANDS)
Interest-earning assets:
   Federal funds sold and securities
    purchased under resale agreements.........    $  2,273   $    (8)   $  2,265                $  (277)    $   63      $  (214)
   Investment securities......................       1,007       284       1,291                  2,248        474        2,722
   Mortgage related securities................       2,384      (249)      2,135                    165        260          425
   Loans......................................       5,449    (1,692)      3,757                  4,698       (414)       4,284
   Other interest-earning assets..............         359       (68)        291                     53         31           84
                                                  --------   ---------  --------                -------     ------      -------
        Total interest-earning assets.........      11,472    (1,733)      9,739                  6,887        414        7,301
                                                  ========     =======  ========                =======     ======      =======
Interest-bearing liabilities:
   Savings accounts...........................           3      (552)       (549)                  (200)       (29)        (229)
   Interest-bearing checking..................       2,509       657       3,166                    636        174          810
   Certificates of deposit  ..................      (1,789)     (190)     (1,979)                 3,240       (246)       2,994
   Mortgagors' payments held in escrow........           1        10          11                     (6)         2           (4)
   Borrowed funds.............................       2,361       (22)      2,339                    721         31          752
                                                  --------   -------    --------                -------     ------      -------
        Total interest-bearing liabilities....    $  3,085   $   (97)      2,988                $ 4,391     $  (68)       4,323
                                                  ========   =======    ========                =======     ======      =======
Net interest income..........................                           $  6,751                                        $ 2,978
                                                                        ========                                        =======


LENDING ACTIVITIES

In 1998, the growth in the loan portfolio was primarily in the one- to four-family residential and commercial real estate portfolios, which increased $63.4 million and $21.5 million, respectively, reflecting the Company's continued emphasis on expansion of its real estate lending activities, as well as increased refinancing activity driven by the declining interest rates throughout the year. As part of management's continued asset/liability management efforts, particular emphasis was placed on the origination of one- to four-family residential adjustable rate and bi-weekly real estate mortgage loans which represented 75% of the 1998 residential real estate loan closings. Also contributing to the increase in loans were originations of various indirect lending products, primarily recreational vehicle and automobile loans, as the Company established new relationships with various local and national dealers. Real estate loans increased from $524.4 million at December 31, 1996 to $568.5 million at December 31, 1997, primarily due to increased one- to four-family, bi-weekly residential mortgage loans, an enhanced home equity loan product, and increased originations in commercial real estate loans as the Company emphasized the expansion of real estate lending.

              Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                                          AT DECEMBER 31
                             ------------------------------------------------------------------------------------------------------
                                     1998                   1997                 1996                  1995               1994
                             ---------------------   ------------------   ------------------     ----------------   ---------------
                                 AMOUNT   PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT     AMOUNT   PERCENT   AMOUNT  PERCENT
                                                                        (DOLLARS IN THOUSANDS)

 Real estate loans:
   One- to four-family......   $456,197    60.97%    $392,846    61.47%   $360,573   59.85%     $319,340   59.31%  $277,010   58.12%
   Home equity..............     15,520     2.07       13,587     2.13      11,337    1.88        10,234    1.90     10,729    2.25
   Multi-family.............     72,672     9.71       74,049    11.59      71,397   11.85        71,489   13.28     66,972   14.05
   Commercial...............     98,693    13.19       77,217    12.08      68,601   11.38        62,005   11.52     55,946   11.74
   Construction (1).........     19,476     2.60       10,791     1.69      12,493    2.07         7,891    1.47      3,454    0.72
                                -------  -------     --------  -------    --------  ------      --------  ------   --------  ------
     Total real estate loans    662,558    88.54      568,490    88.96     524,401   87.03       470,959   87.48    414,111   86.88
                                ------- -------      --------  -------    --------  ------      --------  ------    -------  ------

 Consumer and other loans:
   Mobile home..............     24,983     3.34       22,747     3.56      21,406    3.55        20,630    3.83     20,662    4.33
   Recreational vehicle.....      8,906     1.19        1,553     0.24       1,602    0.26         1,517    0.29      1,515    0.32
   Vehicle..................      8,741     1.17        7,306     1.14      18,747    3.11        12,591    2.34      9,391    1.97
   Personal.................     15,642     2.09       15,157     2.37      13,596    2.26        11,485    2.13     10,213    2.14
   Home improvement.........      8,131     1.09        7,609     1.19       6,879    1.14         7,046    1.31      6,517    1.37
   Guaranteed education.....     12,314     1.65       10,975     1.72      10,702    1.78         9,874    1.83      9,951    2.09
   Other consumer...........        342     0.05          321     0.05         335    0.06           181    0.03        326    0.07
                                -------  -------     --------  -------    --------  ------      --------  ------   --------  ------
     Total consumer and
         other loans........     79,059    10.58       65,668    10.27      73,267   12.16        63,324   11.76     58,575   12.29
Commercial business loans...      6,616     0.88        4,893     0.77       4,895    0.81         4,085    0.76      3,948    0.83
                                -------  -------    ---------   ------    --------  ------      --------  ------      -----    ----

    Total loans.............    748,233   100.00%     639,051   100.00%    602,563  100.00%      538,368  100.00%   476,634  100.00%
                                -------  =======     --------  =======    --------  ======      --------  ======   --------  ======

Net deferred costs and
    unearned discounts......      4,516                 3,266                2,462                 2,310              1,749
Allowance for credit losses.     (8,010)               (6,921)              (6,539)               (4,707)            (4,192)
                                --------               ------               ------                ------             ------
    Total loans, net........   $744,739              $635,396             $598,486              $535,971           $474,191
                               ========               ========             ========              ========           ========

---------------------

(1) Includes loans for the construction of one- to four-family residential, multi-family and commercial real estate properties. At December 31, 1998, construction loans included $4,240,000 of one- to four-family loans and $15,236,000 of commercial real estate and multi-family loans.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 1998, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                       ONE
                                                  WITHIN             THROUGH          AFTER
                                                    ONE                FIVE         FIVE
                                                   YEAR               YEARS        YEARS         TOTAL
                                                   ----               -----        -----         -----
                                                                        (IN THOUSANDS)
Real estate loans:
   One- to  four-family.............        $     66,916       $     13,815       $    375,466      $   456,197
   Home equity......................               9,381              1,019              5,120           15,520
   Multi-family.....................              22,220             45,054              5,398           72,672
   Commercial.......................              24,034             37,772             36,887           98,693
   Construction.....................               7,468              4,596              7,412           19,476
                                             -----------        -----------       ------------       ----------
     Total real estate loans........             130,019            102,256            430,283          662,558
                                             -----------        -----------       ------------       ----------

Consumer and other loans............              17,886             22,123             39,050           79,059

Commercial business loans...........               4,069              1,239              1,308            6,616
                                             -----------        -----------       ------------       ----------

     Total loans....................        $    151,974        $   125,618       $    470,641     $    748,233
                                            ============        ===========       ============     ============


Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 1998, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 1999. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                                   DUE AFTER DECEMBER 31, 1999
                                                        ---------------------------------------------
                                                          FIXED         ADJUSTABLE           TOTAL
                                                          -----         ----------           -----
                                                                      (IN THOUSANDS)
Real estate loans:
     One- to four-family.......................       $  372,829        $   16,452       $   389,281
     Home equity...............................            6,139                 -             6,139
     Multi-family..............................           10,847            39,605            50,452
     Commercial................................           31,877            42,782            74,659
     Construction..............................            3,011             8,997            12,008
                                                      ----------        ----------       -----------
         Total real estate loans...............          424,703           107,836           532,539
                                                      ----------        ----------       -----------

Consumer and other loans ......................           61,173                 -            61,173

Commercial business loans......................            2,151               396             2,547
                                                      ----------        ----------       -----------

         Total loans...........................       $  488,027        $  108,232       $   596,259
                                                      ==========        ==========       ===========

At December 31, 1998, the Company's allowance for credit losses as a percentage of total non-performing loans increased to 243%, compared to 227% at December 31, 1997 despite a slight increase in non-performing loans from $3.0 million at December 31, 1997 to $3.3 million at December 31, 1998. At December 31, 1998, the Company's allowance for credit losses as a percentage of total loans was 1.06% compared to 1.08% at December 31, 1997. At December 31, 1996, the Company's allowance for credit losses as a percentage of total non-performing loans was 139% and non-performing loans were $4.7 million. At December 31, 1996, the Company's allowance for credit losses as a percentage of total loans was 1.09%. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets.

                                                                    AT DECEMBER 31
                                                 --------------------------------------------------
                                                  1998        1997       1996       1995       1994
                                                 -------    ---------  ---------  --------   ------
                                                                 (DOLLARS IN THOUSANDS)
Non-accruing loans (1):
   One- to four-family......................     $ 1,459    $ 1,126    $   473    $ 1,100    $   715
   Home equity..............................          13         -          58         34         12
   Commercial real estate and multi-family..       1,706      1,364      1,822      2,436      3,133
   Consumer and other.......................          62        235        257        166        117
   Commercial business......................          56        322      2,108        219        245
                                                 -------    -------    -------    -------    -------
     Total..................................       3,296      3,047      4,718      3,955      4,222
                                                 -------    -------    -------    -------    -------

Non-performing assets:
 Other real estate owned (2):
   One- to four-family......................         175         21        155          -          -
   Commercial real estate and multi-family..         414        202        162        257        259
 Other non-performing assets:
   Investments in affiliates................           -          -        157        264        629
   Nationar receivable (3)..................           -          -          -      5,053          -
                                                 -------    -------    -------    -------    -------
     Total..................................         589        223        474      5,574        888
                                                 -------    -------    -------    -------    -------

Total non-performing assets.................     $ 3,885    $ 3,270    $ 5,192    $ 9,529    $ 5,110
                                                 =======    =======    =======    =======    =======

Total non-performing assets as a percentage
  of total assets...........................        0.26%      0.28%      0.48%      0.97%      0.56%
                                                 =======    =======    =======    =======    =======

Total non-performing loans to total
  loans (4)................................         0.43%      0.47%      0.78%      0.74%      0.89%
                                                 =======    =======    =======    =======    =======
-----------------------

(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
(2)  Other real estate owned balances are shown net of related allowances.
(3) On February 6, 1995, the Superintendent seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. As of December 31, 1995, the Company had $5.7 million in demand deposits held in receivership by the New York State Banking Department. As of December 31, 1996, the Company had received all funds due from Nationar.
(4) Excludes loans that had matured and the Company had not formally extended the maturity date. Regular principal and interest payments continued in accordance with the original terms of the loan. The Company continued to accrue interest on these loans as long as regular payments received were less than 90 days delinquent. These loans totaled $180,000, $3.9 million, $3.1 million, and $2.7 million at December 31, 1998, 1996, 1995 and 1994, respectively. There were no such loans at December 31, 1997.

Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                   YEAR ENDED DECEMBER 31
                                    ---------------------------------------------------
                                       1998       1997       1996       1995       1994
                                    --------     ------     ------     ------     -----
                                                   (DOLLARS IN THOUSANDS)

Balance at beginning of year........  $6,921     $6,539     $4,707     $4,192     $4,030

Charge-offs:
   One- to four- family.............      14         46         28         17          -
   Multi-family.....................     177        173        122        215        223
   Commercial real estate...........     581        198         35        108        460
   Construction.....................       -          -          -          -          -
   Consumer and other...............     428        388        251        216        142
   Commercial business (1)..........      52        557          -          -          -
                                      ------     ------     ------     ------     ------
     Total                             1,252      1,362        436        556        825
                                      ------     ------     ------     ------     ------
Recoveries:
   One- to four- family.............       -          -          -          -          -
   Multi-family.....................       -        149          -          -          -
   Commercial real estate...........     155         21         25          -          -
   Construction.....................       -          -          -          -          -
   Consumer and other...............      98         81         56         55         30
   Commercial business..............       4          -          -          -          9
                                      ------     -------    ------     ------     ------
     Total                               257        251         81         55         39
                                      ------     -------    ------     ------     ------

Net charge-offs.....................     995      1,111        355        501        786
Provision for credit losses.........   2,084      1,493      2,187      1,016        948
                                      ------     -------    ------     ------     ------
Balance at end of year..............  $8,010    $ 6,921     $6,539     $4,707     $4,192
                                      ======    =======     ======     ======     ======

Ratio of net charge-offs during
   the year to average loans
   outstanding during the year......     0.15%      0.18%     0.06%      0.10%      0.17%
                                      =======     ======    ======     ======     ======

Ratio of allowance for credit losses
   to total loans...................     1.06%      1.08%     1.09%      0.88%      0.88%
                                      =======     ======    ======     ======     ======

Ratio of allowance for credit losses
   to non-performing loans..........   243.01%    227.14%   138.60%    119.01%     99.29%
                                      =======     ======    ======     ======     ======

--------------------

(1) Included in commercial business loan charge-offs for 1997 is $496,000 related to a settlement that the Company had reached with a bankruptcy trustee relating to loans to a borrower that had filed for bankruptcy protection.

Allocation of Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category for the periods indicated.

                                                                            AT DECEMBER 31
                                             ------------------------------------------------------------------------------
                                                         1998                  1997                         1996
                                             ------------------------  -----------------------    ------------------------
                                                             PERCENT                   PERCENT                     PERCENT
                                                            OF LOANS                  OF LOANS                     OF LOANS
                                                 AMOUNT      IN EACH      AMOUNT       IN EACH       AMOUNT        IN EACH
                                              OF ALLOWANCE  CATEGORY   OF ALLOWANCE   CATEGORY    OF ALLOWANCE     CATEGORY
                                                   FOR      TO TOTAL        FOR       TO TOTAL         FOR         TO TOTAL
                                             CREDIT LOSSES    LOANS     CREDIT LOSSES   LOANS      CREDIT LOSSES    LOANS
                                             -------------  --------   --------------   -----     --------------    -----
                                                                      (DOLLARS IN THOUSANDS)

One- to four- family........................     $  516       61.34%     $   443        61.96%      $    412        60.77%
Home equity.................................         37        2.06           33         2.12             27         1.88
Commercial real estate and multi-family.....        406       24.70          390        24.46            374        24.38
Consumer and other..........................        390       11.02          359        10.70            385        12.16
Commercial business.........................         14        0.88          218         0.76          1,432         0.81
Unallocated ................................      6,647          -         5,478           -           3,909           -
                                                 ------       -----      -------       ------       --------       ------
          Total.............................     $8,010      100.00%     $ 6,921       100.00%      $  6,539       100.00%
                                                 ======      ======      =======       ======       ========       ======

                                                                            AT DECEMBER 31,
                                                      --------------------------------------------------------
                                                                1995                             1994
                                                       ----------------------           ----------------------
                                                                      PERCENT                          PERCENT
                                                                     OF LOANS                         OF LOANS
                                                         AMOUNT       IN EACH             AMOUNT       IN EACH
                                                      OF ALLOWANCE   CATEGORY          OF ALLOWANCE   CATEGORY
                                                           FOR       TO TOTAL               FOR       TO TOTAL
                                                      CREDIT LOSSES    LOANS           CREDIT LOSSES    LOANS
                                                      -------------    -----           -------------    -----
One- to four- family............................       $    367         60.14%           $   350         58.59%
Home equity.....................................             24          1.90                 26          2.25
Commercial real estate and multi-family.........            630         25.44                736         26.04
Consumer and other..............................            302         11.76                298         12.29
Commercial business.............................            164          0.76                164          0.83
Unallocated ....................................          3,220            -               2,618            -
                                                       --------       -------            -------       -------
         Total..................................       $  4,707        100.00%           $ 4,192        100.00%
                                                       ========       =======            =======       =======

---------------------

INVESTING ACTIVITIES

In 1998, the increase in investment securities and mortgage related securities reflects the investing of funds primarily in one-to-three year weighted average life asset-backed securities and two-to-four year weighted average life collateralized mortgage obligations in the mortgage related securities portfolio which were deemed to offer reduced interest rate risk and more consistent cash flows in this continued low interest rate environment. The flat interest rate yield curve was also the primary factor behind the increase in federal funds sold as rates earned on these short-term investments were comparable to those of longer-term securities that were subject to greater interest rate risk. The increases in these securities were offset by the maturities of $17.0 million of money market preferred stock in the held to maturity portfolio whose yields declined below those of federal funds. Debt, equity and asset-backed investment securities in the available for sale portfolio increased $51.5 million from December 31, 1996 to December 31, 1997. Substantially all of the increase in these securities was attributable to purchases of one- to three-year weighted average life, fixed-rate corporate bonds and asset-backed securities, as well as common stock of corporate issuers. While the rates earned on these securities were lower than rates earned on longer-term securities, the Company's strategy was to shorten its interest rate risk exposure and obtain more consistent cash flows in this low rate, flat yield curve environment. Partially offsetting these increases in investment securities were $21.0 million of maturities in money market preferred stock in the held to maturity portfolio with the Company reinvesting these liquid assets into securities purchased under resale agreements that earned slightly higher yields.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1998. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value.



                                                                             AT DECEMBER 31, 1998
                                  -------------------------------------------------------------------------------------------------
                                                         MORE THAN ONE       MORE THAN FIVE
                                   ONE YEAR OR LESS   YEAR TO FIVE YEARS   YEARS TO TEN YEARS    AFTER TEN YEARS             TOTAL
                                  --------------------------------------------------------------------------------------------------
                                           WEIGHTED              WEIGHTED             WEIGHTED           WEIGHTED          WEIGHTED
                                 CARRYING  AVERAGE   CARRYING    AVERAGE  CARRYING   AVERAGE   CARRYING  AVERAGE  CARRYING  AVERAGE
                                   VALUE    YIELD     VALUE       YIELD     VALUE     YIELD     VALUE     YIELD    VALUE    YIELD
                                  -----    -------   --------    ------    ------     -----    -------    -----  -------    -----
                                                                (DOLLARS IN THOUSANDS)
Available for sale:
  Mortgage related securities:
    FHLMC.......................   $    -     -  %    $33,089     6.43%    $  8,698    6.14%  $ 45,789    7.03%  $ 87,576    6.71%
    GNMA........................        -     -            46     6.89          365    7.91     22,061    7.50     22,472    7.51
    FNMA........................        -     -         2,116     7.01       16,244    6.56        -       -       18,360    6.61
    CMOs........................        -     -         1,363     5.50       21,693    6.20    241,511    6.36    264,567    6.34
                                   ------             -------              --------           --------           --------
      Total mortgage related
          securities............        -     -        36,614     6.43       47,000    6.33    309,361    6.54    392,975    6.50
                                  -------             -------              --------           --------           --------
  Debt securities:
    U.S. treasury...............   35,418    6.45      32,308     6.22            -     -            -     -       67,726    6.34
    States and political
       subdivisions.............      131    4.83         196     5.02            -     -          864    7.03      1,191    6.46
    Corporate bonds.............        -     -         7,108     6.84            -     -            -     -        7,108    6.84
                                  -------             -------              --------           --------           --------
      Total debt securities.....   35,549    6.44      39,612     6.33            -     -          864    7.03     76,025    6.39
                                  -------             -------              --------           --------           --------
  Equity securities:
    Common stock................        -     -             -      -              -     -            -     -       17,733    1.67
                                  -------             -------              --------           --------           --------
      Total equity securities...        -     -             -      -              -     -            -     -       17,733    1.67
                                  -------             -------              --------           --------           --------

  Asset-backed securities........   8,105    5.30       6,783     6.34        4,887    6.36     74,243    6.27     94,018    6.20

     Total securities available
          for sale..............  $43,654    6.23%    $83,009     6.37%    $ 51,887    6.33%  $384,468    6.49%  $580,751    6.29%
                                  =======             =======              ========           ========           ========


FUNDING ACTIVITIES

The Company's borrowed funds increased from $33.7 million at December 31, 1997 to $142.6 million at December 31, 1998, primarily in long-term FHLB advances and reverse repurchase agreements. During 1998, management identified an opportunity to lock-in lower cost funding while leveraging its increased capital position. At December 31, 1998, $94.5 million in long-term, fixed rate borrowings, with a weighted average interest rate of 5.47%, had maturities greater than five years. The Company's borrowed funds increased $1.7 million from $32.0 million at December 31, 1996 to $33.7 million at December 31, 1997. In 1997, the Company obtained two $5.0 million, fifteen year, amortizing FHLB borrowings, one in July 1997 at a rate of 6.59% and one in December 1997 at a rate of 6.37%. The increase in borrowed funds was offset by the repayment of a short-term FHLB advance of $7.0 million, which matured in early January. Other borrowings, primarily in the form of reverse repurchase agreements, declined $1.2 million. These borrowings were used to fund the Company's borrowing/reinvestment program which took advantage of low rate short-term borrowings, typically three- to six-month repos, and invested in one- to two-year securities, primarily U.S. Treasury securities, to earn additional net interest income. The relatively flat yield curve in 1997 made it less attractive to enter into more borrowing/reinvestment transactions due to the very low interest rate spreads the Company could earn.

Borrowings. The following table sets forth certain information as to the Company's borrowings for the periods indicated.

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                    ----------------------------------------------
                                                        1998              1997              1996
                                                     ---------          ---------        ---------
                                                                (DOLLARS IN THOUSANDS)
YEAR-END BALANCE:
FHLB advances...............................       $    65,539        $    14,934      $    12,000
Securities sold under agreements
 to repurchase..............................            77,058             18,783           20,008
                                                   -----------        -----------      -----------
    Total borrowings........................       $   142,597        $    33,717      $    32,008
                                                    ==========         ==========       ==========

MAXIMUM BALANCE:
FHLB advances...............................       $    65,539        $    14,934      $    12,000
Securities sold under agreements
 to repurchase..............................            77,058             28,961           24,675

AVERAGE BALANCE:
FHLB advances...............................       $    21,249        $     7,315      $     4,637
Securities sold under agreements
 to repurchase..............................            48,237             20,451           10,545

WEIGHTED AVERAGE INTEREST RATE:
FHLB advances...............................              5.99%             5.95%             5.71%
Securities sold under agreements
 to repurchase..............................              5.51              5.65              5.46



Total deposits at December 31, 1998 were $1.061 billion, an increase of $65.3 million compared to $995.6 million at December 31, 1997. The impact of the low interest rate yield curve was reflected in the shift in deposit balances from longer-term certificates of deposit, which decreased $44.5 million, into the Company's redesigned, competitively priced money market deposit account first introduced in June of 1997. Balances in these money market accounts grew to $143.7 million at December 31, 1998. Total deposits at December 31, 1996 were $928.8 million. The 1997 increase was primarily due to the introduction of the new money market deposit account, which from a rate perspective was competitive with mutual fund money market accounts, and grew to $47.6 million by December 31, 1997. The Company's certificates of deposit grew from $484.7 million at December 31, 1996 to $502.4 million at December 31, 1997. The increase in certificates of deposit was primarily attributable to the Company's strategy of offering introductory rates on certain certificates of deposit whenever a new branch was opened, as was the case in both March and May of 1997.

Average Deposits and Rates. The following tables set forth information, by various rate categories, regarding the average daily balance of deposits by type for the periods indicated.


                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                 1998                            1997                          1996
                                     -----------------------------  ------------------------------   ---------------------------
                                               PERCENT                         PERCENT                          PERCENT
                                               OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED             OF TOTAL
                                    AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE     AVERAGE   AVERAGE   AVERAGE    AVERAGE
                                    BALANCE    DEPOSITS    RATE     BALANCE    DEPOSITS     RATE     BALANCE   DEPOSITS   BALANCE
                                    -------    --------   ------    -------    --------    -----     -------   --------   -------
                                                                         (DOLLARS IN THOUSANDS)

Money market accounts............   $133,465     13.06%    4.39%  $  66,451      6.83%     3.86%   $  53,696     5.96%    3.57%
Savings accounts.................    302,313     29.58     3.17     302,235     31.05      3.35      308,212    34.22     3.36
NOW accounts.....................     71,861      7.03     1.37      61,425      6.31      1.82       51,828     5.76     1.84
Noninterest-bearing accounts.....     28,242      2.76     -         25,982      2.67      -          25,183     2.80     -
Mortgagors' payments held
     in escrow...................      9,483      0.93     1.74       9,450      0.97      1.63        9,822     1.09     1.61
                                    --------   ------               --------  -------              ---------   ------

  Total..........................    545,364     53.36     3.04     465,543     47.83      3.00      448,741    49.83     2.98
                                    --------   -------            ---------   -------              ---------   ------

Certificates of deposit:
Less than 6 months...............    178,931     17.51     -        188,202     19.34      -         175,444    19.48     -
Over 6 through 12 months.........    128,741     12.60     -        121,338     12.47      -         105,998    11.77     -
Over 12 through 24 months........     63,489      6.21     -         83,515      8.58      -          52,999     5.89     -
Over 24 months...................     20,829      2.04     -         26,857      2.76      -          38,224     4.24     -
Certificates over $100,000.......     84,651      8.28     -         87,780      9.02      -          79,160     8.79     -
                                    --------   -------            ---------   -------              ---------   ------

  Total certificates of deposit..    476,641     46.64     5.76     507,692     52.17      5.80      451,825    50.17     5.85
                                    --------   -------            ---------   -------              ---------   ------

  Total average deposits......... $1,022,005    100.00%    4.31%  $ 973,235   100.00%      4.46%   $ 900,566   100.00%    4.42%
                                  ==========    ======            =========   ======               =========   ======



Maturity Schedule of Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                                      AT DECEMBER 31, 1998
                                               --------------------------------------------------------------
                                                 3 MONTHS    OVER 3 TO 6  OVER 6 TO 12    OVER 12
                                                  OR LESS      MONTHS        MONTHS       MONTHS        TOTAL
                                                  -------      ------        ------       ------        -----
                                                                          (IN THOUSANDS)

Certificates of deposit less than $100,000..    $  103,150    $  80,717   $  131,858   $   61,727   $  377,452
Certificates of deposit of $100,000 or more.        22,858       23,372       21,518       12,745       80,493
                                                ----------    ---------   ----------   ----------   ----------

   Total certificates of deposit............    $  126,008    $ 104,089   $  153,376   $   74,472   $  457,945
                                                ==========    =========   ==========   ==========   ==========

EQUITY ACTIVITIES

Stockholders' equity increased to $263.8 million at December 31, 1998 from $130.5 million at December 31, 1997. This increase was primarily due to the receipt of $132.4 million of net conversion proceeds from the stock offering, the issuance and contribution of $4.1 million of the Company's common stock to the Lockport Savings Bank Foundation, a $2.1 million increase in the unrealized gain on the Company's available for sale portfolio and earnings of $10.4 million. These increases were partially offset by $13.8 million utilized for the acquisition of Company stock for the newly formed employee stock ownership plan and $1.7 million in common stock dividends. Net worth increased from $115.7 million at December 31, 1996 to $130.5 million at December 31, 1997. This increase was the result of net income of $11.3 million and a $3.5 million net unrealized gain on available for sale securities due to lower interest rates at December 31, 1997 which positively affected the market value of the Company's available for sale securities portfolio.

NET INTEREST INCOME

Net interest income increased 18% to $44.1 million in 1998 from $37.4 million in 1997. This was mainly the result of the growth in average interest-earning assets, which increased $166.4 million, or 15% to $1.27 billion in 1998 from

$1.10 billion in 1997, due to the stock offering and wholesale borrowings. Net interest income and average interest-earning assets in 1996 were $34.4 million and $1.01 billion, respectively. The growth in average interest-earning assets in 1998 and 1997 was primarily attributable to increases in average loans outstanding. Average loans totaled $681.2 million in 1998, up 11% from $614.6 million in 1997. Average loans in 1997 increased 10% from $558.6 million in 1996.

Net interest income is impacted by changes in the composition of the interest-earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.75% in 1998, compared with 2.86% in 1997. A slightly lower proportion of loans, which typically yield more than investment securities, in the composition of the interest-earning asset portfolio, as well as the lower interest rate environment in 1998 resulted in the yield on interest-earning assets decreasing to 7.26% in 1998 from 7.47% in 1997. The rate paid on interest-bearing liabilities decreased 10 basis points to 4.51% in 1998 from 4.61% in 1997 due to lower prevailing interest rates and the effect of the new initiatives relating to borrowed funds and the money-market deposit account. In 1996, the net interest spread was 2.87%, the yield on interest-earning assets was 7.44% and the rates paid on interest-bearing liabilities was 4.57%. A slightly greater proportion of loans in the composition of interest-earning assets somewhat mitigated a general increase in market interest rates in 1997 compared with 1996.

Interest-free funds, consisting largely of noninterest-bearing deposits and equity, contributed .73% to net interest margin in 1998, compared with .53% in 1997 and .54% in 1996. Average interest-free funds were $251.5 million in 1998, $148.9 million in 1997 and $135.2 million in 1996. Largely due to the impact of interest-free funds, the Company's net interest margin was 3.48% in 1998, compared with 3.39% in 1997 and 3.41% in 1996.

PROVISION FOR CREDIT LOSSES

The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb future charge-offs of loans deemed non-collectable. In determining the appropriate level of the allowance for credit losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management of the Company assesses the allowance for credit losses on a quarterly basis. Based upon the results of such review, management believes that the allowance for credit losses at December 31, 1998 was adequate to absorb credit losses from existing loans.

The provision for credit losses was $2.1 million in 1998, compared to $1.5 million in 1997 and $2.2 million in 1996. Net charge-offs for 1998 were $1.0 million, compared to $1.1 million in 1997 and $0.4 million in 1996. The quality of the loan portfolio remained high during 1998, with net charge-offs as a percentage of average loans outstanding at .15% in 1998, .18% in 1997, and .06% in 1996. Nonperforming loans totaled $3.3 million or .43% of total loans outstanding at December 31, 1998, compared to $3.0 million or .47% of loans at December 31, 1997, and $4.7 million or .78% at December 31, 1996. The allowance for credit losses was $8.0 million or 1.06% of total loans at the end of 1998, compared to $6.9 million or 1.08% at December 31, 1997 and $6.5 million or 1.09% at December 31, 1996.

NONINTEREST INCOME

Excluding the effect of the net gain on sale of securities available for sale, noninterest income increased 54% to $9.0 million in 1998 from $5.9 million in 1997 which was 14% higher than the $5.2 million earned in 1996.

Banking service charges and fees increased 23% to $3.8 million in 1998 from $3.1 million in 1997 which was a 25% increase from $2.5 million in 1996. Increased customer usage of the debit card product, charges for insufficient funds on checking accounts, as well as a redesigned relationship checking product were the primary contributors to the increased income. Loan fees, which consist of residential mortgage loan servicing income, loan origination and underwriting fees, commercial mortgage prepayment penalties, and other residential and consumer loan-related income increased 51% to $1.7 million in 1998, from $1.1 million in 1997 and $1.0 million in 1996. The low interest rate environment throughout 1998 contributed to increased refinancing activities in the residential and commercial mortgage portfolios, which resulted in significant increases in loan origination, underwriting and document preparation fees, along with commercial mortgage prepayment penalties. Originations of residential mortgage loans were $191.6 million in 1998, $108.2 million in 1997, and $110.9 million in 1996. Loans serviced for others totaled $170.1 million, $152.5 million, and $129.0 million at December 31, 1998, 1997 and 1996, respectively.

All other noninterest income includes insurance services and fees, which represents commissions received on the sale of life insurance as well as fee income on servicing savings bank life insurance products. Income earned on the sale of residential mortgages, recoveries on owned real estate, commissions on the sale of third-party annuities and mutual funds, and other investments such as bank owned life insurance of $769,000 in 1998 contributed to the increase in other noninterest income during 1998.

NONINTEREST EXPENSES

Noninterest expenses totaled $35.9 million in 1998, up from $25.2 million in 1997. Included in the 1998 total was a one-time expense of $6.8 million related to funding the Bank's charitable Foundation. Noninterest expenses totaled $20.9 million in 1996.

Salaries and employee benefits were $15.9 million in 1998, an increase of $2.8 million or 21% from $13.1 million in 1997. The increase was primarily the result of three new branch offices opened in 1998, expansion of the residential real estate function, costs associated with the employee stock ownership plan and merit salary increases. Salary and employee benefit costs in 1997 increased $1.6 million or 14% from $11.5 million in 1996. Factors contributing to this increase were two new branch offices opened in 1997, two additional branch offices in the second half of 1996, and merit salary increases. The number of full-time equivalent employees was 401.5 at December 31, 1998, up from 356.5 at December 31, 1997, and 325.0 at December 31, 1996.

All other noninterest expenses, excluding salaries and employee benefits and charitable contributions, totaled $13.2 million in 1998, up 11% from $11.9 million in 1997, which was up 27% from $9.3 million in 1996. The increase in all other noninterest expenses in 1998 from 1997 was primarily attributable to increased occupancy and equipment costs which resulted from the new branch offices and the Company's new administrative center which opened in the third quarter of 1997, and costs associated with operating as a public company such as transfer agent fees, franchise taxes, and legal and professional expenses. The increase in all other noninterest expenses in 1997 from 1996 were mainly the result of occupancy and equipment costs associated with the new branch offices, the upgrading of technology, communications and information systems, increased customer usage of the Company's debit card, and in 1996 the $600,000 benefit of reversing a provision for possible loss on demand deposit balances held at Nationar, Inc. which had originally been made in 1995.

INCOME TAXES

The provision for income taxes in 1998 was $4.9 million, down from $6.3 million in 1997 and 1996. The effective tax rates were decreased from 36.8% in 1996 to 35.7% in 1997 and 32.1% in 1998. These decreases reflect the benefit of the implementation of various tax planning strategies during the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage related securities and debt and equity securities, as well as borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

During the second quarter of 1998, $132.4 million of net proceeds from the Company's stock offering increased funds available for investment. Accelerated principal repayments on mortgage related and other available for sale securities provided an additional source of liquidity, totaling $154.7 million for the year ended December 31, 1998 compared to $47.4 million for the year ended December 31, 1997. Other borrowings, reflecting the relatively low borrowings costs and the implementation of a leveraging strategy increased to $142.6 million at December 31, 1998 from $33.7 million at December 31, 1997. The net increase in total deposits of $65.3 million during 1998, which is affected by the level of interest rates, rates paid and products offered by local competitors, and other factors, was comparable to the $66.8 million increase during 1997. Loan sales provided an additional source of liquidity, totaling $57.6 million, $39.2 million, and $30.9 million for the years ended December 31, 1998, 1997, and 1996, respectively.

The primary investing activities of the Company are the origination of both residential one- to four-family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. For the years ended December 31, 1998, 1997, and 1996 loan originations totaled $310.3 million, $171.7 million, and $177.1 million, respectively. Purchases of mortgage related securities totaled $214.5 million, $67.3 million, and $85.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. Purchases of other available for sale securities, primarily short-term asset-backed securities, during the years ended December 31, 1998, 1997 and 1996 totaled $99.9 million, $99.0 million, and $91.3 million, respectively.

Loan commitments totaled $65.5 million at December 31, 1998, comprised of $34.5 million at variable rates and $31.0 million at fixed rates. The Company anticipates there will be sufficient funds available to meet current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998, totaled $383.5 million. Based upon experience and current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of December 31, 1998, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreement was $111.3 million, or 7.4% of total assets.

During January of 1999, the Company closed on its acquisition of Warren-Hoffman and Associates, Inc., utilizing existing liquid assets. Additionally, the Company anticipates that it will continue to upgrade its facilities and computer systems and hardware during 1999 at an approximate cost of $1.8 million. Management anticipates it will have sufficient funds available to meet these planned capital expenditures.

YEAR 2000 "Y2K" COMPLIANCE

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problem commonly referred to as the Year 2000 or Y2K dilemma. The Y2K date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calendar dates as two-digit numbers rather than four-digit numbers. This coding presents a potential problem when the year begins with "20", instead of "19". Computer systems may interpret the year as 1900 instead of 2000, thus creating possible system failures or miscalculations of financial data.

The Company utilizes computers for the daily conduct of its business and for information systems processing. Due to the reliance on such systems, the Company is following a comprehensive process modeled from that suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts to date are as follows:

The Assessment Phase has two primary components. The first component defines the scope of the Y2K problem within the Company, as well as establishes a formal committee responsible for monitoring Y2K progress on a regular basis. The second component assesses the size and complexity of the problem by performing an inventory of both internally developed and externally purchased computer applications. Both components of the Assessment Phase have been substantially completed.

The Validation Phase, 94% complete, compiles the results of vendor confirmations and internal research regarding Y2K readiness. It is during this stage that hardware and software updates, code enhancements, system replacements, vendor certifications, and other associated changes are made.

The Testing Phase, 87% complete, certifies that systems are Y2K compliant and have end-user acceptance. The Testing Phase is scheduled to be completed by March 31, 1999. During this phase, the Company has been addressing both Information Technology ("IT") and non-IT systems. With respect to IT systems, testing of applications has begun and is scheduled to be substantially completed during the first quarter of 1999. To ensure compliance of non-IT systems where testing is not possible, the Company has obtained a certification from the vendor attesting to Y2K compliance. The Company does not anticipate incurring any material expenses as a result of unpreparedness of its non-IT systems.

The Implementation Phase includes the repair or replacement of systems and computer equipment, as well as the development of contingency plans. The repair and replacement stage is substantially complete. The Company is currently developing a business resumption contingency plan to help ensure continued operations in the event of Y2K system failures. This contingency plan will be consistent with the Company's disaster recovery plan with modifications for Y2K risks. The business resumption contingency plan is scheduled to be completed during the second quarter of 1999.

The Company could also be adversely affected if its vendors and customers that rely on data processing systems are not Y2K compliant prior to the end of 1999. The Company, therefore, is working with both its vendors and commercial lending customers regarding Y2K issues. Specifically, commercial lending clients have provided designated information that allows the Company to evaluate the status of each relationship relating to their Y2K readiness. Additionally, new or renewing commercial lending customers meeting certain outstanding balance thresholds are required to certify as to their Y2K readiness as part of the loan underwriting and closing process. Approximately 82% of existing commercial lending customers contacted have responded and have been identified as Y2K compliant. The Company has assigned follow up responsibilities to individual lending officers in an effort to evaluate the status of the remaining commercial customers. While management believes the exposure to the Company for customers referred to above is immaterial there remains some risk that the Company's future business operations, financial position and results of operations could be adversely impacted by the failure of such customers' operating systems resulting from Y2K issues.

As of December 31, 1998, the Company has incurred approximately $97,000 in expenses directly related to the Y2K issue. In total, the Company estimates incurring approximately $200,000 by December 31, 1999 related to Y2K readiness which is in excess of software and hardware maintenance costs, as well as personnel costs associated with testing Y2K compliance. These amounts include the cost of additional hardware and software, some of which would have been purchased in the normal course of the Company's business. Due to the uniqueness of the Y2K issue, it is difficult to quantify the potential loss in revenue in the event of non-compliance. Based upon efforts to ensure systems will function properly, the Company presently believes that the Y2K issue will not result in a material loss in revenue. The Company believes that its most likely worst case Y2K scenario is an increase in credit losses due to Y2K problems of the Company's borrowers, as well as the potential disruption in financial markets causing liquidity concerns. The Company has attempted to mitigate this risk by identifying both material borrowers and fund providers as well as assessing their respective compliance towards Y2K readiness.

FOURTH QUARTER RESULTS

The Company reported that net income increased 55% to $4.1 million or $.14 per share, for the fourth quarter of 1998 compared to $2.6 million for the same period in 1997. Net interest income increased 25% to $11.7 million for the quarter as compared to $9.4 million in 1997. This improvement was primarily due to increased loan demand and the investment of the proceeds raised in the stock offering as well as funds obtained through long-term borrowings. Interest income on securities increased 20% to $8.9 million for the fourth quarter of 1998 compared to $7.4 million for the fourth quarter of 1997. Similarly, interest income on loans increased 10% to $14.6 million for the quarter as compared to $13.2 million for the same period in 1997.

The Company's loan portfolio increased 17% during the last twelve months to $752.7 million at December 31, 1998 from $642.3 million at December 31, 1997, mainly due to growth in the residential and commercial real estate portfolios of 16% and 18%, respectively. These increases are a result of the Company's emphasis to expand its real estate lending activities as well as the continued refinancing activity which resulted from the declining interest rate environment.

Consumer loans also increased 20% during 1998 due to increased originations in indirect lending products that are subject to the Company's underwriting standards.

Noninterest income for the quarter ended December 31, 1998 was $2.8 million as compared to $1.8 million for the same period in 1997. The increase in noninterest income is largely due to earnings on bank-owned life insurance, commissions received from the sale of third-party annuity and mutual fund products as well as increased activity on transaction accounts. Total noninterest expense for the fourth quarter of 1998 increased 16% to $7.8 million compared to $6.8 million for the same period in 1997. This increase in noninterest expense was primarily the result of investments made in new branch locations, technological enhancements and increased costs of operating as a public company.

The Company ended December 31, 1998 with total assets of $1.51 billion, a 28% increase from $1.18 billion at December 31, 1997. Total deposits increased 7% in 1998 to $1.06 billion from $995.6 million at year end 1997.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share", effective with the completion of its reorganization and stock offering. This statement replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income consists of net income and net unrealized gains or losses on securities available for sale.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. This statement is effective for fiscal years beginning after December 15, 1997. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131, therefore, has no impact on its financial statements.

On January 1, 1998, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. This statement does not change the method of accounting for such plans.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application encouraged. The adoption of this standard, at this time, does not have an impact on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the

Board's approved guidelines to reduce the vulnerability of operations to changes in interest rates. The asset/liability committee is comprised of senior management and selected banking officers under the direction of the Board, with senior management responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential monthly and bi-weekly fixed-rate mortgage loans having terms to maturity of not more than twenty years, residential and commercial adjustable-rate mortgage loans, and consumer loans consisting primarily of mobile home loans, home equity loans, education loans, and more recently, recreational vehicle loans; (2) selling substantially all newly originated 25-30 year fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. During the latter stages of 1998, the Company began to retain some of the newly originated 25-30 year fixed rate, residential mortgage loans in the portfolio and fund them with long-term borrowings as long as an acceptable spread could be obtained. Shortening the maturities of the Company's interest-earning assets by increasing shorter term investments better matches the maturities of the Company's deposit accounts, in particular its certificates of deposit that mature in one year or less, which, at December 31, 1998 totaled $383.5 million, or 33% of total interest-bearing liabilities. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer term, fixed rate loans and investments. However, management believes that reducing the exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1998, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 9.03%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment. Given the Company's existing liquidity position and its ability to sell securities from its available for sale portfolio, management believes that its negative gap position will not have a material adverse effect on its operating results or liquidity position. If interest rates decrease, there may be a positive effect on the Company's interest rate spread and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. For adjustable and fixed-rate loans on residential properties, prepayment rates were assumed to range from 7.08% to 26.22% annually. Mortgage related securities were assumed to prepay at rates between 22.08% and 32.58% annually. Savings accounts were assumed to decay at 6.02%, 6.02%, 12.06%, 15.78%, 12.50%, 21.03%
and 26.59%; NOW checking accounts were assumed to decay at 22.20%, 22.20%, 44.39%, 2.33%, 1.84%, 3.11% and 3.93%; and money market savings accounts were assumed to decay at 80.79%, 1.75%, 3.49%, 13.97%, 0%, 0%, and 0% for the periods of three months or less, three to six months, six to twelve months, one to three years, three to five years, five to ten years and more than ten years, respectively. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap.

While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                         AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 1998
                                    ----------------------------------------------------------------------------------------------
                                    LESS THAN      3-6      6 MONTHS                                          OVER 10
                                    3 MONTHS      MONTHS    TO 1 YEAR   1-3 YEARS   3-5 YEARS   5-10 YEARS     YEARS       TOTAL
                                    ---------    -------    ---------   ---------   ---------   ----------    -------    ---------
                                                                (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Federal funds sold................ $ 82,200   $      -   $       -     $      -    $      -    $      -    $      -      $82,200
  Mortgage related securities (1)..    38,754     37,099      69,108      144,433      64,249      23,280           -      376,923
  Investment securities (1)........    42,580      8,834      41,125       78,378      10,376           -         774      182,067
  Loans (2)........................    87,738     49,783      94,465      187,569     125,388     168,399      35,959      749,301
  Other (3)........................    10,979          -           -            -           -           -       6,627       17,606
                                     --------   --------   ---------     --------    --------    --------    --------    ---------

   Total interest-earning
          assets...................   262,251     95,716     204,698      410,380     200,013     191,679      43,360    1,408,097
                                     --------   --------   ---------      -------    --------    --------    --------    ---------

Interest-bearing liabilities:
  Savings accounts.................    18,651     18,651      37,740       46,281      36,659      61,679      77,993      297,654
  Interest-bearing checking........   164,898     21,209      42,418       27,294       1,501       2,525       3,193      263,038
  Certificate accounts.............   126,007    104,089     153,376       66,675       4,347       3,451           -      457,945
  Mortgagor's payments held
    in escrow......................     2,856          -       3,491           -            -          -        3,000        9,347
  Other borrowed funds.............     5,217        109         223       16,953      25,619      89,413       5,063      142,597
                                     --------   --------   ---------      -------    --------    --------    --------    ---------

       Total interest-bearing
          liabilities..............   317,629    144,058     237,248      157,203      68,126     157,068      89,249    1,170,581
                                     --------   --------   ---------      -------    --------    --------    --------    ---------

Interest sensitivity gap...........  ($55,378)  ($48,342)   ($32,550)    $253,177    $131,887     $34,611    ($45,889)    $237,516
                                     ========   =========  =========     ========    ========    ========    =========   =========

Cumulative interest rate
  sensitivity gap..................  ($55,378) ($103,720)  ($136,270)    $116,907    $248,794    $283,405    $237,516
                                     ========  =========   =========     ========    ========    ========    ========



Ratio of interest-earning assets to
  interest-bearing liabilities.....   82.56%     66.44%     86.28%       261.05%     293.59%     122.03%      48.58%      120.29%
Ratio of cumulative gap
  to total assets..................   (3.67)%    (6.87)%    (9.03)%       (7.75)%     16.49%      18.78%       15.74%
--------------------------------

  (1)  Amounts shown are amortized cost.
  (2) Amounts shown include principal balance net of deferred loan fees and expenses, unamortized premiums and discounts, and non-accruing loans.
  (3)  Includes demand balances held at correspondent banks and FHLB stock.


Certain shortcomings are inherent in the method of analysis presented in the GAP Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

As a result of these shortcomings, the Company focuses more attention on simulation modeling, such as the Net Income and Portfolio Value Analysis discussed below, rather than Gap Analysis. Even though the Gap Analysis reflects a ratio of cumulative gap to total assets within the Company's targeted range of acceptable limits, the net income and net portfolio value simulation modeling is considered by management to be more informative in forecasting future income and economic value trends.

Net Income and Portfolio Value Analysis. The Company's interest rate sensitivity is also monitored by management through the use of a net income model and a net portfolio value ("NPV") model which generates estimates of the change in the Company's net income and NPV over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the GAP Table. The following sets forth the Company's net income and NPV as of December 31, 1998.


            CHANGE IN                         NET INCOME                              NET PORTFOLIO VALUE
         INTEREST RATES          ------------------------------------       ---------------------------------------
         IN BASIS POINTS           DOLLAR       DOLLAR       PERCENT           DOLLAR        DOLLAR         PERCENT
          (RATE SHOCK)             AMOUNT       CHANGE       CHANGE            AMOUNT        CHANGE         CHANGE
-------------------------        --------      --------     ---------        ---------      ---------       -------
                                                              (DOLLARS IN THOUSANDS)

               400.............  $  16,311     $ (2,082)      (11.3)%        $ 260,922    $ (29,852)      (10.3)%
               300.............     16,858       (1,535)       (8.3)           268,997      (21,777)       (7.5)
               200.............     17,451         (942)       (5.1)           279,055      (11,719)       (4.0)
               100.............     17,941         (452)       (2.5)           286,690       (4,084)       (1.4)
             Static............     18,393            -           -            290,774            -           -
              (100) ...........     18,794          401         2.2            291,331          557         0.2
              (200)............     19,093          700         3.8            293,685        2,911         1.0
              (300)............     19,853        1,460         7.9            312,594       21,820         7.5
              (400)............     21,004        2,611        14.2            317,429       26,655         9.2


As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in Net Income and NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the Net Income and NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the Net Income and NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the consolidated financial statements of Niagara Bancorp, Inc. and subsidiaries are contained in the Company's Annual Report to Shareholders, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 9.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company on pages 3 to 5 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information regarding executive compensation on pages 7 to 9 and 11 to 13 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Information regarding security ownership of certain beneficial owners of the Company's management on pages 2 and 3 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions on page 14 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

         (a)      List of Documents Filed as Part of this Report

                  (1)       Financial Statements

                  The financial statements listed below and the report of Independent Auditors' are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 1998, in Item 8. Page references are to such Annual Report.

                   Financial Statements                                                          Page Reference
                   --------------------                                                          --------------
                   Niagara Bancorp, Inc. and Subsidiaries                                              29

                            Report of Independent Auditors'                                            30

                            Consolidated Statements of Financial Condition                             31

                            Consolidated Statements of Income                                          31

                            Consolidated Statements of Comprehensive Income                            32

                            Consolidated Statements of Stockholders' Equity                            32

                            Consolidated Statements of Cash Flows                                      33

                            Notes to Consolidated Financial Statements                               34-45


                  (2)       Financial Statements Schedules

                  Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 1998, is not deemed to be filed as part of this report, except as expressly provided herein.

         (b)      Reports on Form 8-K

         The Registrant filed no current Report on Form 8-K during the fourth quarter of 1998.




         (c)       Exhibits

         The exhibits listed below are filed herewith or are incorporated by reference to other filings.

          Exhibit Index to Form 10-K
          --------------------------
          Exhibit 3.1                      Articles of Incorporation **

          Exhibit 3.2                      Bylaws **

          Exhibit 10.1                     Form of Employment Agreement **

          Exhibit 10.2                     Lockport Savings Bank Deferred Compensation Plan **

          Exhibit 11                       Calculations  of Basic  Earnings Per Share and Diluted  Earnings Per Share
                                           (See Note 1(k) to Notes to Consolidated Financial Statements)

          Exhibit 13                       Portions of the Annual Report to Stockholders  for the year ended December
                                           31, 1998

          Exhibit 21                       Subsidiaries of Niagara Bancorp, Inc. (See Part I, Item 1 of Form 10-K)

          Exhibit 27.1                     Financial Data Schedule - Fiscal Year End 1998

         ** Incorporated by reference from Niagara Bancorp, Inc., Form S-1, filed on December 22, 1997.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NIAGARA BANCORP, INC.



Date:  March 29, 1999                   By:  /s/ William E. Swan
                                            -------------------------
                                            William E. Swan
                                            President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signatures                                   Title                           Date
       ----------                                   -----                           ----

/s/ William E. Swan                      President, Chief Executive               March 29, 1999
-----------------------                  Officer (Principal Executive
William E. Swan                          Officer) and Director


/s/ Paul J. Kolkmeyer                    Executive Vice President and             March 29, 1999
----------------------                   Chief Financial Officer
Paul J. Kolkmeyer                        (Principal Accounting Officer)


/s/ Gordon P. Assad                      Director             March 29, 1999
--------------------
Gordon P. Assad


/s/ Christa P. Caldwell                  Director             March 29, 1999
-----------------------
Christa P. Caldwell


/s/ James W. Currie                      Director             March 29, 1999
-------------------
James W. Currie


/s Gary B. Fitch                         Director             March 29, 1999
----------------
Gary B. Fitch


/s/ David W. Heinrich                    Director              March 29, 1999
---------------------
David W. Heinrich


/s/ Daniel W. Judge                      Director              March 29, 1999
-------------------
Daniel W. Judge


/s/ B. Thomas Mancuso                    Director              March 29, 1999
---------------------
B. Thomas Mancuso


/s/ James Miklinski                      Director              May 11, 1998
---------------------
James Miklinski


/s/ Barton G. Smith                      Director              March 29, 1999
-------------------
Barton G. Smith


/s/ Robert G. Weber                      Director              March 29, 1999
-------------------
Robert G. Weber

Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[LOGO]

Information relating to the reverse repurchase agreements at December 31, 1998 and 1997 is summarized as follows (in thousands):

Weighted average interest rate of
reverse repurchase agreements               5.35%      5.65%
Maximum outstanding at any
month end                               $ 77,058    $28,961
Average amount outstanding
during the year                         $ 48,237    $20,451
===============================================================================
The average amounts outstanding are computed using daily average balances. Related interest expense for 1998, 1997 and 1996 was $2,658,000, $1,158,000 and $576,000, respectively.

The aggregate maturities of long-term borrowings at December 31, 1998 are as follows (in thousands):

2000          $  10,468
2001              5,499
2002              5,481
2003              10,569
Thereafter       105,031
-------------------------------------------------------------------------------
Total         $  137,048
===============================================================================
(10) Capital

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to riskweighted assets and of Tier 1 capital to average assets. As of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented in the following table (in thousands):

As of December 31, 1998:
Total capital to
risk-weighted assets          $     269,177 32.88%   >=65,489 >=8.00%  >=    81,861  >=10.00%
Tier 1 capital to
risk-weighted assets                259,294 31.67    >=32,745 >=4.00   >=    49,117  >= 6.00
Tier 1 capital to
average assets                      259,294 18.05    >=43,082 >=3.00   >=    71,803   >=5.00
As of December 31, 1997:
Total capital to
risk-weighted assets         $      134,920 21.81%   >=49,490 >=8.00%  >=   $61,863 >= 10.00%
Tier 1 capital to
risk-weighted assets                127,999 20.69    >=24,745 >=4.00   >=    37,118  >= 6.00
Tier 1 capital to
average assets                      127,999  10.96   >=35,050 >=3.00   >=    58,416   > 5.00

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. In December 1998, the Company received regulatory approval from the Banking Department of the State of New York to repurchase up to 1,487,812 shares of common stock, or 5% of total shares outstanding. It is anticipated that repurchases will be made in the open market or in privately negotiated transactions and will be held as treasury stock.

Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[LOGO]

(11) Income Taxes

Total income taxes in 1998, 1997 and 1996 were allocated as follows (in thousands):

Income from operations              $    4,906   $ 6,259   $ 6,278
Stockholders' equity, for
  unrealized gain/loss on
  securities available for sale     $    1,429   $ 2,472   $(1,917)

The components of income taxes attributable to income from operations in 1998, 1997 and 1996 are as follows (in thousands):

Current:
  Federal      $    6,936    $5,858    $5,640
  State               350       725     1,025
----------------------------------------------
                    7,286     6,583     6,665
----------------------------------------------
Deferred:
  Federal           (2,120)    (312)     (387)
  State               (260)     (12)       --
----------------------------------------------
                    (2,380)    (324)     (387)
----------------------------------------------
    Total      $     4,906   $6,259    $6,278
==============================================

Income tax expense attributable to income from operations in 1998, 1997 and 1996 differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

Expected tax expense                $  5,351     $6,129     $5,966
Increase (decrease)
  attributable to:
  State income taxes, net of
    Federal benefit and
      deferred state tax                 (34)       471        666
  Earnings on bank-owned life
    insurance                           (269)        --         --
  Dividends received deduction           (59)      (375)      (434)
  Other                                  (83)        34         80
-------------------------------------------------------------------
  Total                             $  4,906     $6,259     $6,278
===================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented as follows (in thousands):

Deferred tax assets:
  Financial reporting allowance
    for credit losses                           $  3,284       $  2,838
  Charitable contributions                         1,920             --
  Deferred compensation                              915            759
  Post-retirement benefit obligation                 739            678
  Losses on investments in affiliates                520            535
  Other                                              402            659
-------------------------------------------------------------------------
    Total gross deferred tax assets                7,780          5,469
    Valuation allowance                           (1,386)        (1,386)
-------------------------------------------------------------------------
    Net deferred tax assets                        6,394          4,083
-------------------------------------------------------------------------
Deferred tax liabilities:
  Tax allowance for credit losses,
    in excess of base year amount                 (1,721)        (1,905)
  Net unrealized gain on securities
    available for sale                            (3,187)        (1,759)
  Prepaid pension costs                             (269)          (282)
  Other                                             (209)           (81)
-------------------------------------------------------------------------
    Total gross deferred
      tax liabilities                             (5,386)        (4,027)
-------------------------------------------------------------------------
Net deferred tax asset                          $  1,008        $    56
=========================================================================
In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 1998.

At December 31, 1998 and 1997, stockholders' equity included approximately $10.4 million and $11.1million, respectively, representing bad debt deductions taken under the provisions of the Internal Revenue Code. Federal legislation repealed this provision of the Tax Code thereby requiring the Company to recapture additions to the tax bad debt reserve for periods after the 1987 base year. At December31, 1998 and 1997, the deferred tax liability related to the tax allowance for credit losses in excess of the base year amount includes $1.2 million and $1.5 million, respectively, of Federal income taxes which the Company will repay over tax years 1999 through 2003.

[LOGO]

Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Benefit Plans

PENSION PLAN

The reconciliations of the change in the projected benefit obligation, the fair value of the plan assets and the funded status of the Company's pension plan as of December 31, 1998 and 1997 are as follows (in thousands):

Change in projected benefit obligation:
  Projected benefit obligation
    at beginning of year                            $6,936          $ 6,084
  Service cost                                         400              383
  Interest cost                                        488              452
  Actuarial loss                                       731              228
  Benefits paid                                       (248)            (211)
-------------------------------------------------------------------------------
  Projected benefit obligation
    at end of year                                   8,307            6,936
-------------------------------------------------------------------------------
Change in fair value of plan assets:
  Fair value of plan assets at
    beginning of year                                9,195            7,602
  Actual return on plan assets                          12            1,698
  Employer contributions                                --              106
  Benefits paid                                       (248)            (211)
-------------------------------------------------------------------------------
  Fair value of plan assets
    at end of year                                   8,959            9,195
-------------------------------------------------------------------------------
Funded status:
  Plan assets in excess of
    projected benefit obligation
    at end of year                                     652            2,259
  Unrecognized net asset being
    recognized over 10 years                            --              (60)
  Unrecognized net gain                               (136)          (1,653)
  Prior service cost not yet
    recognized in net periodic
    pension costs                                        6               10
-------------------------------------------------------------------------------
Prepaid pension costs,
  included in other assets                         $   522         $   556
===============================================================================
Net pension cost in 1998, 1997, and 1996 is comprised of the following (in thousands):

Service cost, benefits earned
  during the year                 $   400     $  383       $  340
Interest cost on projected
  benefit obligation                  488        452          422
Expected return on plan assets       (725)      (600)        (949)
Net amortization and deferral        (129)       (75)         366
-------------------------------------------------------------------------------
  Net periodic pension cost       $    34     $  160       $  179
===============================================================================

The principal actuarial assumptions used in 1998, 1997 and 1996 were as follows:

Discount rate                      6.50%    7.25%    7.75%
Expected long-term rate of
  return on assets                 8.00%    8.00%    8.00%
Assumed rate of future
compensation increase              4.50%    5.00%   5.50%
===============================================================================

The plan assets are in mutual funds consisting primarily of listed stocks and bonds, government securities and cash equivalents.

OTHER POST-RETIREMENT BENEFITS
In addition to providing pension benefits and the ESOP, the Company provides post-retirement health care and life insurance benefits for substantially all full-time employees and their beneficiaries (and dependents) if they reach normal retirement age while working for the Company.

A reconciliation of the change in the benefit obligation and the accrued benefit cost of the Company's accumulated post-retirement benefit obligation as of December 31, 1998 and 1997 is as follows (in thousands):

Change in accumulated
  post-retirement benefit obligation:
    Accumulated post-retirement
      benefit obligation at
      beginning of year                $1,607   $1,270
    Service cost                           90       64
    Interest cost                         114       99
    Actuarial loss                        211      227
    Benefits paid                         (54)     (53)
--------------------------------------------------------
Accumulated post-retirement benefit
  obligation at end of year            $1,968   $1,607
========================================================
Accrued post-retirement benefit cost:
  Accumulated post-retirement
    benefit obligation in excess
    of plan assets                     $1,968   $1,607
  Unrecognized net actuarial
    gain (loss)                          (164)      46
--------------------------------------------------------
  Accrued post-retirement benefit
    cost at end of year, included
    in other liabilities               $1,804   $1,653
========================================================

Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[LOGO]

The components of net periodic post-retirement benefit cost for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

Service cost                       $  90       $  64          $   64
Interest cost                        114          99             105
Net amortization and deferral         --         (11)             --
---------------------------------------------------------------------
  Total                            $ 204       $ 152          $  169
=====================================================================

The post-retirement benefit obligation was determined using a discount rate of 6.50% for 1998 and 7.25% for 1997. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation initially ranged from 6.0% to 15.0% in 1999, depending on the specific plan, and was decreased to 5.0% in the year 2004 and thereafter, over the projected payout of benefits. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 1998 would have increased by 3.5%, and the aggregate of service and interest cost would increase by 2.3%. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 1998 would have decreased by 3.1%, and the aggregate of service and interest cost would have decreased by 2.4%. However, the plan limits the increase in the Company's annual contributions to the plan for most participants to the increase in base compensation for active employees.

401(K) PLAN
All employees are also eligible to participate in a Company sponsored 401(k) plan. Participants may make contributions to the Plan in the form of salary reductions of up to 15% of their eligible compensation subject to the Internal Revenue Code limit. The Company contributes an amount to the Plan equal to 50% of employee contributions, up to a maximum of 6% of the employee's eligible compensation. The Company's contribution was $254,000, $196,000 and $169,000 in 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
In connection with the reorganization and conversion, the Bank established an ESOP. All employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21, are eligible to participate. The ESOP was authorized to purchase up to 8%, or 1,080,124 shares, of the common stock sold in the initial stock offering. Since only 549,594 shares were available in the offering, the ESOP subsequently purchased an additional 530,530 shares in the open market. The purchase of the shares was funded by a loan from the Company payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are funded by cash contributions from the Bank and dividends on Company stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares. Compensation expense of $493,000 was recognized for the year ended December 31, 1998 in connection with the 39,406 shares allocated to participants during the year.

OTHER PLANS
The Company also sponsors two non-qualified compensation plans, one for officers and one for employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans were $1,181,000, $1,153,000 and $1,202,000 in 1998, 1997 and 1996, respectively. The Company also maintains a supplemental benefit plan for certain executive officers that is funded by the Company through life insurance contracts.

(13) Fair Value of Financial
Instruments The carrying value and estimated fair value of the Company's financial instruments, all of which are non-trading, are as follows (in thousands):

Financial assets:
  Cash and cash equivalents           $  111,263         $  111,263
  Securities available for sale          580,751            580,751
  Loans                                  744,739            757,619
  Other assets                            40,192             40,276
Financial liabilities:
  Deposits                            $1,060,897         $1,063,775
  Borrowed funds                         142,597            146,526
  Other liabilities                        1,008              1,008
Unrecognized financial instruments:
 Commitments to extend  credit        $   65,469         $   65,469

[LOGO]

Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets:
  Cash and cash equivalents          $   36,613               $  36,613
  Securities available for sale         449,281                 449,281
  Securities held to maturity            17,000                  17,000
  Loans                                 635,396                 646,988
  Other assets                           13,477                  13,477
Financial liabilities:
  Deposits                           $  995,621               $ 998,296
  Borrowed funds                         33,717                  33,917
  Other liabilities                         615                     615
Unrecognized financial instruments:
  Commitments to extend credit       $   44,152               $  44,152

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates. Fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CASH AND CASH EQUIVALENTS
The carrying value approximates the fair value because the instruments have original maturities of 90 days or less.

SECURITIES
The carrying value and fair value are estimated based on quoted market prices.

LOANS
Residential revolving home equity and personal and commercial open ended lines of credit reprice as the prime rate changes. Therefore, the carrying values of such loans, totaling $16.3 million and $16.1 million at December 31, 1998 and 1997, respectively, approximated their fair value.

The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through the estimated maturity using current origination rates. The estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

DEPOSITS
The fair value of deposits with no stated maturity, such as savings, money market, checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, using rates currently offered for deposits of similar remaining maturities.

BORROWED FUNDS
The fair value of borrowed funds is calculated by discounting scheduled cash flows through the estimated maturity using current market rates.

OTHER ASSETS AND LIABILITIES
The fair value of accrued interest receivable on loans and investments and accrued interest payable on deposits and borrowings approximates the carrying value because all interest is receivable or payable in 90 to 120 days. The fair value of bank-owned life insurance is calculated by discounting scheduled cash flows through the estimated maturity using current market rates. FHLB stock carrying value approximates fair value.

COMMITMENTS TO EXTEND CREDIT
The fair value of commitments to extend credit approximates the notional amount of the agreements because of the short-term (90 to 120 days) commitment period or because they reprice as market rates change.

(14) Dividend Declaration

On December 15, 1998, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of three cents ($0.03) per common share. The dividend was paid on January 12, 1999 to shareholders of record as of December 29, 1998. At December 31, 1998, $861,000 is included in other liabilities related to the dividend.

[LOGO]
Niagara Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  Acquisition of Warren-Hoffman & Associates, Inc.

In January 1999, the Company acquired Warren-Hoffman & Associates, Inc., one of the largest full service insurance agencies in Western New York and three of its affiliated companies. The companies provide insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. The transaction included one affiliated company that provides third party administration of employee benefit plans. The acquired companies will operate as three wholly-owned subsidiaries of the Bank.

(16)  Condensed Parent Company Only Financial Statements

The following condensed statement of condition as of December 31, 1998 and the condensed statement of income and statement of cash flows for the period from April 17, 1998 through December 31, 1998 should be read in conjunction with the Consolidated Financial Statements and related notes (in thousands):

Assets:
  Cash and cash equivalents                               $  6,672
  Securities available for sale                             46,516
  Loan receivable from ESOP                                 13,941
  Investment in Lockport Savings Bank                      195,899
  Other assets                                               2,297
-------------------------------------------------------------------------------
                                                          $265,325
===============================================================================
Liabilities                                               $  1,500
Stockholders' equity                                       263,825
-------------------------------------------------------------------------------
                                                          $265,325
===============================================================================
Income                                                    $  2,985
Expenses                                                     4,373
-------------------------------------------------------------------------------
  Loss before income taxes and
    equity in earnings of Bank                              (1,388)
Income tax benefit                                             625
-------------------------------------------------------------------------------
  Loss before equity in earnings of Bank                      (763)
Equity in earnings of Bank                                  11,145
-------------------------------------------------------------------------------
  Net income                                              $ 10,382
===============================================================================
Cash flows from operating activities:
  Net income                                              $ 10,382
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Charitable contribution of Niagara
      Bancorp, Inc. common stock to
      Lockport Savings Bank Foundation                       4,051
    Accretion of fees and discounts, net                        (5)
    Equity in earnings of Bank                             (11,145)
    Deferred income taxes                                   (1,140)
    Increase in other assets                                (1,234)
    Increase in liabilities                                    640
--------------------------------------------------------------------------------
        Net cash provided by operating activities            1,549
--------------------------------------------------------------------------------
Cash flow from investing activities:
  Purchases of securities available for sale               (47,648)
  Principal payments on securities
    available for sale                                       1,328
  Purchase of Lockport Savings Bank
    common stock                                           (66,245)
  Funding of ESOP loan receivable,
    net of repayments                                      (13,941)
--------------------------------------------------------------------------------
        Net cash used for investing activities            (126,506)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   132,490
  Dividends paid on common stock                              (861)
--------------------------------------------------------------------------------
        Net cash provided by financing activities          131,629
--------------------------------------------------------------------------------
        Net increase in cash and cash equivalents            6,672
  Cash and cash equivalents at  beginning of period
--------------------------------------------------------------------------------
  Cash and cash equivalents at end of period              $  6,672
===============================================================================

[LOGO] N I A G A R A   B A N C O R P,  I N C .

DIRECTORS:

Gordon P. Assad
President and Chief Executive Officer
Erie & Niagara Insurance Association

Christa R. Caldwell
Retired Director
Lockport Public Library

James W. Currie
President
Ag Pak, Inc.

Gary B. Fitch
Owner-Manager
Ontario Orchards, Inc.

David W. Heinrich
Retired President
Heinrich Chevrolet Corp.

Daniel W. Judge
President and Chief Executive Officer
I.D. ONE, Inc.

B. Thomas Mancuso
President
Joseph L.Mancuso & Sons,Inc.

James Miklinski
General Manager
Niagara Milk Cooperative

Barton G. Smith
Retired Insurance Executive
Paul Garrick, Inc.

William E. Swan
President and Chief Executive Officer
Niagara Bancorp, Inc.

Robert G. Weber
Retired Managing Partner
KPMG LLP


[PHOTO OF DIRECTORS]

Outside: Clockwise from far right: Daniel W. Judge, William E. Swan, David W. Heinrich, Robert G. Weber, Gordon P. Assad, Gary B. Fitch, James Miklinski, B. Thomas Mancuso. Inside: Clockwise from far left: Christa R. Caldwell, Barton G. Smith, James W. Currie.

D I R E C T O R S   A N D   O F F I C E R S        [LOGO]

Officers:

Lockport Savings Bank

William E. Swan
President and
Chief Executive Officer

Paul J. Kolkmeyer
Executive Vice President and
Chief Financial Officer

Diane Allegro
Senior Vice President-
Retail Banking

G. Gary Berner
Senior Vice President
and Chief Lending Officer

Kathleen P. Monti
Senior Vice President-Human
Resources and Administration

Patricia Barry-Connolly
SeniorVice President-
Customer and
Community Affairs

Richard N. Bernecki
Vice President-
Retail Delivery Systems

Marylou Borowiak
Vice President-
Retail Team Leader

Theodore J. Buonanno
Vice President-Accounting

Charles D. Clark, Jr.
Vice President-Marketing

Robert N. Murphy
Vice President-
Compliance Officer and
Corporate Secretary

David J. Nasca
Vice President-Treasurer

Frank J. Polino
Vice President-
Information Technology

Stephanie J. Rockwood
Vice President-Operations

James L. Rykowski
Vice President-
Commercial Lending

Richard J. Sapia
Vice President-
Residential Mortgage

Ann M. Segarra
Vice President-Finance and
Investor Relations

Paul M. Taylor
Vice President-
Commercial Lending

Maureen A. Wendt
Vice President-
Retail Team Leader

Michael G. Wydysh
Vice President-
Retail Team Leader

Robert J. Zabel
Vice President-
Consumer Loans

Joseph F. Kapsiak
Auditor

John D. Hoffman
Chief Executive Officer
Warren-Hoffman and
Affiliated Companies

Michael C. Tylwalk
President-Warren-Hoffman
and Associates Inc.
President-Foote-Mandaville
Agency, Inc.

Larry Thompson
President-Nova Healthcare
Administrators, Inc.




Officers:

Niagara Bancorp, Inc.

William E. Swan
President and
Chief Executive Officer

Paul J. Kolkmeyer
Executive Vice President
and Chief Financial Officer

Diane Allegro
Senior Vice President

G. Gary Berner
Senior Vice President

Kathleen P. Monti
Senior Vice President

Robert N. Murphy
Vice President-Compliance Officer
and Corporate Secretary

Ann M. Segarra
Vice President-Finance
and Investor Relations

[LOGO]

N I A G A R A   B A N C O R P,  I N C .

Our Values

              Lockport Savings Bank is a company of people committed to being the best in all we do. It is a company where all employees have an opportunity to grow, learn and contribute to our success. Our corporate values and beliefs are:

              We believe that people are our most important asset.

              We believe that people should be respected, treated fairly, listened to and involved.

              We believe that diversity is a strength and we will be successful through the contribution of men and women of diverse backgrounds, talents and perspectives.

              We believe that encouraging creativity and innovation and increasing responsibility through empowerment are essential elements in developing people to their full potential.

              We believe that open, non-threatening and responsible communication among people at all levels is vital to our success.

              We believe that our organization should be managed through a participative, teamwork-oriented process.

              We believe that providing superior customer service is the reason why we exist as a community bank.

              We believe in celebration, having fun and recognition of people and their excellent work.

              We believe that a commitment to excellence and striving to be the best in all we do is the way to differentiate ourselves from the competition.

              We believe that being open to change, being accountable for our actions and learning from our mistakes is fundamental to our future success.

              We believe in a balanced personal and business life.

              We believe in encouraging worthwhile community involvement allowing us to share our financial and human resources to enrich the communities we live and work in.

              We believe that integrity is the most important ingredient in all we do.

              Lockport Savings Bank is a community bank which expects excellence and, through our Person to Person Commitment, promotes respect of each and everyone, both customer and employee alike. That's what makes this bank different!

N I A G A R A  B A N C O R P,  I N C .
[LOGO]

Investor Information

COMMON STOCK LISTING:

Niagara Bancorp, Inc. began
trading on the NASDAQ National
Market System on April 20,1998
under the symbol NBCP.

STOCK DATA:

As of March 22, 1999, the Company had approximately 12,500 common shareholders of record. The Company paid a dividend of $.03 per common share on October 13, 1998 to shareholders of record on September 29, 1998 and on January 12, 1999 to shareholders of record on December 29, 1998. Set forth below are the high, low and closing prices for the Company's common shares by quarter. Data was supplied by NASDAQ.

         December 31,1998
         High      Low      Close
Fourth   11.50     8.38     10.50
Third    14.75     8.75      9.81
Second   17.06    14.38     14.75

TRANSFER AGENT:

ChaseMellon Shareholder Services
85 Challenger Rd., Overpeck Center
Ridgefield Park, NJ 07660
Phone: 888-451-0181
Website: chasemellon.com

FORM 10-K AVAILABLE:

A copy of Niagara Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, will be furnished without charge to shareholders upon written request to:
Niagara Bancorp, Inc.
Attn: Ann M.Segarra,Vice President-
Finance & Investor Relations
P.O.Box 514, 6950 South Transit Road
Lockport, NY 14095-0514

ANNUAL MEETING
OF SHAREHOLDERS:

The Annual Shareholders Meeting
will be held on Tuesday, April 27, 1999
at 10:00 a.m. at: Pendleton House
6886 South Transit Road
Lockport, NY 14094

[LOGO]
NIAGARA BANCORP, INC.

ADMINISTRATIVE CENTER
P.O. BOX 514,6950 SOUTH TRANSIT ROAD,LOCKPORT, NY  14095-0514
PHONE: (716) 625-7500  o  WEBSITE: niagarabancorp.com