Form 10-Q
period 1999-03-31
NIAGARA BANCORP INC
filed 1999-05-14
CIK 1051741

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-23975


                             NIAGARA BANCORP, INC.
            (exact name of registrant as specified in its charter)


          DELAWARE                                        16-1545669
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY         14095-0514
---------------------------------------------------         ----------
     (Address of principal executive offices)               (Zip Code)


                                 (716)625-7500
                                 -------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No  ___
                                        -

The Registrant had 28,223,450 shares of Common Stock, $.01 par value, outstanding as of May 12, 1999.
================================================================================

                             NIAGARA BANCORP, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


Item Number                                                                  Page Number
-----------                                                                  -----------
                        PART I - FINANCIAL INFORMATION

1. Financial Statements

     Condensed Consolidated Statements of Condition as of
      March 31, 1999 (unaudited) and December 31, 1998.....................      3

     Condensed Consolidated Statements of Income for the
      three months ended March 31, 1999 and 1998 (unaudited)...............      4

     Condensed Consolidated Statements of Comprehensive Income for the
      three months ended March 31, 1999 and 1998 (unaudited)...............      5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1999 and 1998 (unaudited).......      6

     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1999 and 1998 (unaudited)...............      7

     Notes to Condensed Consolidated Financial Statements (unaudited)......      8

2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................     10

3. Quantitative and Qualitative Disclosures about Market Risk..............     18

                          PART II - OTHER INFORMATION

1. Legal Proceedings.......................................................     19

2. Changes in Securities and Use of Proceeds...............................     19

3. Defaults upon Senior Securities.........................................     19

4. Submission of Matters to a Vote of Security Holders.....................     19

5. Other Information.......................................................     19

6. Exhibits and Reports on Form 8-K........................................     19

Signatures.................................................................     19

Exhibit Index..............................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Niagara Bancorp, Inc. and Subsidiaries
                Condensed Consolidated Statements of Condition

                                                                              March 31,               December 31,
                                                                                1999                      1998
                                                                        ------------------        ------------------
                                                                             (unaudited)
                                                                                    (Dollars in thousands)
                              Assets
                              ------
Cash and cash equivalents:
    Cash and due from banks........................................     $           20,357        $           29,063
    Federal funds sold and securities purchased
       under resale agreements.....................................                  8,700                    82,200
                                                                        ------------------        ------------------
           Total cash and cash equivalents.........................                 29,057                   111,263

Securities available for sale......................................                677,749                   580,751
Loans, net.........................................................                784,895                   744,739
Premises and equipment, net........................................                 25,999                    25,247
Accrued interest receivable and other assets.......................                 73,300                    46,734
                                                                        ------------------        ------------------
                                                                        $        1,591,000        $        1,508,734

                                                                        ==================        ==================

               Liabilities and Stockholders' Equity
               ------------------------------------
Liabilities:
    Deposits.......................................................     $        1,064,994        $        1,060,897
    Borrowings.....................................................                245,640                   142,597
    Other liabilities..............................................                 31,110                    41,415
                                                                        ------------------        ------------------
                                                                                 1,341,744                 1,244,909
                                                                        ------------------        ------------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued....................................                      -                         -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued.......................                    298                       298
    Additional paid-in capital.....................................                136,076                   136,114
    Retained earnings, substantially restricted....................                140,014                   136,602
    Accumulated other comprehensive income.........................                  2,494                     4,587
    Common stock held by ESOP......................................                (13,599)                  (13,776)
    Treasury stock, at cost, 1,487,800 shares......................                (16,027)                        -
                                                                        ------------------        ------------------
                                                                                   249,256                   263,825
                                                                        ------------------        ------------------
                                                                        $        1,591,000        $        1,508,734
                                                                        ==================        ==================

                    Niagara Bancorp, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                             ------------------------------------------
                                                                     1999                    1998
                                                             ------------------      ------------------
                                                                        (Dollars in thousands)
Interest income:
   Loans................................................     $           15,033      $           13,177
   Investment securities................................                  9,003                   7,410
   Federal funds sold and securities purchased
       under resale agreements..........................                    591                     526
   Other................................................                    314                     151
                                                             ------------------      ------------------
            Total interest income.......................                 24,941                  21,264

Interest expense:
   Deposits.............................................                 10,473                  10,965
   Borrowings...........................................                  2,404                     564
                                                             ------------------      ------------------
            Total interest expense......................                 12,877                  11,529
                                                             ------------------      ------------------
Net interest income.....................................                 12,064                   9,735
Provision for credit losses.............................                    821                     257
                                                             ------------------      ------------------
            Net interest income after provision
                for credit losses.......................                 11,243                   9,478
                                                             ------------------      ------------------

Noninterest income:
   Banking service charges and fees.....................                  1,065                     824
   Loan fees............................................                    450                     406
   Insurance services and fees..........................                  4,000                     251
   Bank-owned life insurance earnings...................                    330                       -
   Annuity and mutual fund sales commissions............                    323                     107
   Net gain on sales of securities available for sale...                    178                       -
   Other................................................                    574                     183
                                                             ------------------      ------------------
            Total noninterest income....................                  6,920                   1,771
                                                             ------------------      ------------------

Noninterest expense:
   Salaries and employee benefits.......................                  6,486                   3,783
   Occupancy and equipment..............................                  1,141                     825
   Technology and communications........................                    894                     748
   Marketing and advertising............................                    508                     399
   Goodwill amortization................................                    374                       -
   Other................................................                  1,892                     998
                                                             ------------------      ------------------
            Total noninterest expense...................                 11,295                   6,753
                                                             ------------------      ------------------

             Income before income taxes.................                  6,868                   4,496

Income tax expense......................................                  2,363                   1,550
                                                             ------------------      ------------------

             Net income.................................     $            4,505      $            2,946
                                                             ==================      ==================

Earnings per common share:
             Basic......................................                   0.16                       -
             Diluted....................................                   0.16                       -

Cash dividends per common share.........................                   0.04                       -

Weighted average common shares outstanding:
             Basic......................................                 27,888                       -
             Diluted....................................                 27,888                       -

                    Niagara Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                                  (unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                        1999            1998
                                                                   -----------      -----------
                                                                       (Dollars in thousands)
Net income.....................................................    $     4,505      $     2,946

Other comprehensive income, net of income taxes:
        Net unrealized gains (losses) on securities available
             for sale..........................................         (1,988)             798
        Less: Reclassification adjustment for gains included
             in net income.....................................            105                -
                                                                   -----------      -----------
                   Total other comprehensive income (loss).....         (2,093)             798
                                                                   -----------      -----------
                        Total comprehensive income.............    $     2,412      $     3,744
                                                                   ===========      ===========

                    Niagara Bancorp, Inc. and Subsidiaries
     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)


                                                            Additional                              Other
                                                  Common      paid-in     Retained     ESOP      comprehensive  Treasury
                                                  stock       capital     earnings    shares         income      stock     Total
                                                 --------  ------------- ----------  ---------   -------------  --------  --------
                                                                            (Dollars in thousands)
Balances at January 1, 1998..................... $      -  $          - $  127,941  $       -   $     2,530   $       -  $130,471

   Net income...................................        -             -      2,946          -             -           -     2,946
   Unrealized gain on securities available
      for sale, net of reclassification
       adjustment...............................        -             -          -          -           798           -       798
                                                 --------  ------------ ----------  ---------   -----------   ---------  --------

Balances at March 31, 1998...................... $      -  $          - $  130,887  $       -   $     3,328   $       -  $134,215
                                                 ========  ============ ==========  =========   ===========   =========  ========



Balances at January 1, 1999..................... $    298  $    136,114 $  136,602  $ (13,776)  $     4,587   $       -  $263,825

   Net income...................................        -             -      4,505          -             -           -     4,505
   Unrealized loss on securities available
      for sale, net of reclassification
       adjustment...............................        -             -          -          -        (2,093)          -    (2,093)
   Purchase of treasury stock
      (1,487,800 shares)........................        -             -          -                        -     (16,027)  (16,027)
   ESOP shares committed to be released
      (13,431 shares)...........................        -           (38)         -        177             -           -       139
   Common stock dividend of $.04 per share......        -             -     (1,093)         -             -           -    (1,093)
                                                 --------  ------------ ----------  ---------   -----------   ---------  --------

Balances at March 31, 1999...................... $    298  $    136,076 $  140,014  $ (13,599)  $     2,494   $ (16,027) $249,256
                                                 ========  ============ ==========  =========   ===========   =========  ========

                     Niagara Bancorp, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                         ----------------------------
                                                                                              1999           1998
                                                                                         -------------    -----------
                                                                                            (Dollars in thousands)
Net cash provided by operating activities...................................               $      689     $    1,915

Cash flows from investing activities:
   Proceeds from sales of securities available for sale.....................                    5,338              -
   Proceeds from maturities of securities:
       Available for sale...................................................                    5,040            635
       Held to maturity.....................................................                        -         17,000
   Principal payments on securities available for sale......................                   57,258         23,772
   Purchases of securities available for sale...............................                 (182,167)       (64,497)
   Net increase in loans....................................................                  (40,734)        (4,946)
   Purchase of Warren-Hoffman & Associates, Inc., net of cash acquired......                  (11,260)             -
   Other....................................................................                   (6,623)          (834)
                                                                                           ----------     ----------
               Net cash used by investing activities........................                 (173,148)       (28,870)
                                                                                           ----------     ----------

Cash flows from financing activities:
  Net increase in deposits.................................................                     4,097        136,145
  Proceeds from short-term borrowings......................................                    39,897            229
  Proceeds from long-term borrowings.......................................                    63,260          4,948
  Repayments of long-term borrowings.......................................                      (114)           (84)
  Repurchase of common stock...............................................                   (16,027)             -
  Dividends paid on common stock...........................................                      (860)             -
                                                                                           ----------     ----------
               Net cash provided by financing activities...................                    90,253        141,238
                                                                                           ----------     ----------
               Net increase (decrease) in cash and cash equivalents........                   (82,206)       114,283

Cash and cash equivalents at beginning of period...........................                   111,263         36,613
                                                                                           ----------     ----------
Cash and cash equivalents at end of period.................................                $   29,057     $  150,896
                                                                                           ==========     ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes.....................................................                $    6,150     $    3,054
          Interest expense.................................................                    12,499         11,302
                                                                                           ==========     ==========

Supplemental disclosure of noncash investing activities:
  Acquisition of Warren-Hoffman & Associates, Inc.:
          Fair value of:
             Assets acquired...............................................                $    2,889
             Liabilities assumed...........................................                     3,655
             Purchase price payable........................................                     2,919
                                                                                           ==========

                    Niagara Bancorp, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(1)  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassification adjustments were made to the 1998 financial statements to conform them to the 1999 presentation.


(2)  Business

Niagara Bancorp, Inc. (the "Company") is a Delaware corporation organized in December 1997 by Lockport Savings Bank (the "Bank") in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business and management of the Company consist primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not have any employees but utilizes certain officers and the support staff of the Bank from time to time. Employees will be hired as appropriate to the extent the Company expands its business in the future.

The Bank is a traditional, full-service, community-oriented savings bank engaged primarily in the business of accepting deposits from customers through its eighteen branch offices in the Western New York counties of Niagara, Orleans, Erie and Genesee, and investing those deposits, together with funds generated from operations and borrowings, in various loan and investment products.

In addition, as fully described in Note 4, the Company completed the acquisition of Warren-Hoffman and Associates, Inc. ("WHA") and three of its affiliated companies. The companies offer insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. Also, the transaction included one affiliated company, which provides third-party administration of employee benefit plans.


(3)  Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the period presented. Earnings per share is not presented for the period ended March 31, 1998 since the Company completed its initial stock offering on April 17, 1998 and, accordingly, such data is not applicable. The Company's "basic" and "diluted" earnings per share computations are identical in the period presented, as there is, currently, no dilution effect. The computation of basic and diluted earnings per share for the three months ended March 31, 1999 is as follows:

     Net income available to common stockholders...........................    $   4,505,000
                                                                                 -----------

     Weighted average shares outstanding:
           Total shares issued.............................................       29,756,250
           Unallocated ESOP shares.........................................       (1,040,718)
           ESOP shares committed to be released during the period..........              149
           Treasury shares.................................................         (827,489)
                                                                                 -----------
     Total weighted average shares outstanding.............................       27,888,192
                                                                                 -----------

     Basic/diluted earnings per share for the period.......................    $        0.16
                                                                                 ===========

(4)  Acquisition of Warren-Hoffman & Associates, Inc.

In January 1999, the Company completed the acquisition of 100% of the common stock of WHA, one of the largest full-service insurance agencies in Western New York and three of its affiliated companies.

The acquired companies operate as wholly-owned subsidiaries of the Bank. The acquisition has been accounted for as a purchase transaction, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed, has been recorded by the Company as goodwill. Approximately $14.9 million of such goodwill is being amortized on a straight-line basis over a period of ten years. Approximately 80% of the purchase price was paid in cash at closing with the remaining 20% accrued in other liabilities and to be paid in equal annual installments through 2004.


(5)  Treasury Stock

During the quarter ended March 31, 1999, the Company completed the purchase of 1,487,800 shares, or approximately 5% of its common stock outstanding, in a repurchase program approved by the Superintendent of Banks of the State of New York in December 1998. The purchases were made in the open market and through negotiated transactions at an average cost of $10.77 per share. In addition, the Board of Directors of the Company has approved another 5% stock repurchase plan for up to 1,413,422 shares. No time limit was established for completion of this program.


(6)  Dividend Declaration

On March 16, 1999, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of four cents ($0.04) per common share. The dividend was paid on April 13, 1999 to shareholders of record as of March 30, 1999.


(7)  Borrowings

During the third quarter of 1998, the Company implemented a strategy to leverage its higher level of capital and to lock-in low funding rates utilizing Federal Home Loan Bank advances and reverse repurchase agreements. Borrowings increased to $245.6 million at March 31, 1999 from $142.6 million at December 31, 1998 reflecting the continuation of the program. The rates paid on these new borrowings range from 4.97% to 6.08% with varying maturities extending through 2015.

(8)  Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of selected segment information in reports issued to stockholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. This statement was effective for interim financial statements for fiscal years beginning after December 15, 1998. Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities conducted through WHA and the Savings Bank Life Insurance department ("SBLI"). Information about the Company's segments is presented in the following table for the three month period ended March 31, 1999 (amounts in thousands):

                                                                      Banking             Insurance
                                                                    Activities           Activities             Total
                                                                 ----------------     ----------------     ----------------
          Net interest income..............................      $        12,060      $             4      $        12,064
          Provision for credit losses......................                  821                    -                  821
                                                                 ----------------     ----------------     ----------------
             Net interest income after provision
              for credit losses............................               11,239                    4               11,243
          Noninterest income...............................                2,742                4,000                6,742
          Net securities gains.............................                  178                    -                  178
          Noninterest expense..............................                8,216                3,079               11,295
                                                                 ----------------     ----------------     ----------------
             Income before income taxes....................                5,943                  925                6,868
          Income tax expense...............................                1,856                  507                2,363
                                                                 ----------------     ----------------     ----------------
             Net income....................................      $         4,087      $           418      $         4,505
                                                                 ================     ================     ================

For the quarterly period ended March 31, 1998, the Company's insurance activities consisted solely of its business conducted through SBLI. These activities totaled $251,000 of noninterest income during the period. There were no other revenues or expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expenses, and other expenses.

OVERVIEW
--------

Net income increased 53% to $4.5 million, or $.16 per share for the quarter ended March 31, 1999, compared to $2.9 million for the first quarter of 1998. The Company's initial stock offering was completed on April 17, 1998, therefore earnings per share is not applicable for the quarter ended March 31, 1998. Return on average assets was 1.20% for the quarter ended March 31, 1999 compared to .98% for the same period in 1998. The return on average equity for the first quarter of 1999 was 7.10% compared to 8.84% for the same period in 1998. The additional capital raised as a result of the stock offering was the primary factor for the decrease in the return on average equity for the first quarter of 1999.

Net interest income increased 24% to $12.1 million for the quarter ended March 31, 1999 as compared to $9.7 million in 1998. This improvement was primarily attributable to asset growth in both loans and securities and was funded by proceeds from borrowings and the stock offering. Similarly, average interest-earning assets increased 23% to $1.42 billion for the first quarter of 1999 as compared to $1.15 billion for the comparable period in 1998 while interest-bearing liabilities increased 17% to $1.20 billion for the first quarter of 1999 compared to $1.02 billion for the first quarter of 1998.

Net income for the first quarter of 1999 also reflects an increase in noninterest income and expense resulting primarily from our new insurance activities. During the past twelve months, the implementation of various noninterest income-related programs has been a strategic focus of the Company. These programs are being incorporated in order to put less reliance on net interest income as the primary vehicle for increasing net income.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Average Balance Sheet. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances. Non-accruing loans have been excluded from the yield calculations in these tables.

                                                                 Three Months Ended March 31,
                                                       -----------------------------------------------
                                                                            1999
                                                       -----------------------------------------------
                                                          Average        Interest
                                                        Outstanding        Earned/          Yield/
                                                          Balance         Expensed           Rate
                                                       -------------    -------------    -------------
                                                                   (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.............   $      47,406    $         591            5.06%
   Investment securities (1)........................         187,728            2,701            5.76
   Mortgage related securities (1)..................         397,589            6,302            6.34
   Loans (2)........................................         768,244           15,033            7.83
   Other interest-earning assets (3)................          18,812              314            6.77
                                                       -------------      -----------
         Total interest-earning assets..............       1,419,779           24,941            7.03
                                                       -------------      -----------

Allowance for credit losses.........................          (8,338)
Other noninterest-earning assets (4)................         110,563(5)
                                                       -------------
         Total assets...............................   $   1,522,004
                                                       =============

Interest-bearing liabilities:
   Savings accounts.................................   $     296,859    $       2,201            3.01%
   Interest-bearing checking accounts...............         270,779            2,260            3.38
   Certificates of deposit..........................         448,487            5,978            5.41
   Mortgagors' payments held in escrow..............           8,173               34            1.69
   Other borrowed funds.............................         175,386            2,404            5.56
                                                       -------------      -----------
         Total interest-bearing liabilities.........       1,199,684           12,877            4.35
                                                       -------------      -----------

Noninterest-bearing demand deposits.................          30,574
Other noninterest-bearing liabilities...............          34,499
                                                       -------------
         Total liabilities..........................       1,264,757
Stockholders' equity (4)............................         257,247
                                                       -------------
         Total liabilities and stockholders' equity.   $   1,522,004
                                                       =============

Net interest income.................................                    $      12,064
                                                                          ===========

Net interest rate spread............................                                             2.68%
                                                                                         =============

Net earning assets                                     $     220,095
                                                       =============

Net interest income as a percentage of
   average interest-earning assets..................                             3.45%
                                                                          ===========

Ratio of average interest-earning assets
   to average interest-bearing liabilities..........                           118.35%
                                                                          ===========

                                                            Three Months Ended March 31,
                                                     ----------------------------------------
                                                                        1998
                                                     ----------------------------------------
                                                        Average       Interest
                                                      Outstanding      Earned/       Yield/
                                                        Balance       Expensed        Rate
                                                     -------------   ----------    ----------
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements............. $      37,568  $      526         5.68%
   Investment securities (1)........................       188,771       2,802         5.94
   Mortgage related securities (1)..................       274,842       4,608         6.71
   Loans (2)........................................       640,485      13,177         8.23
   Other interest-earning assets (3)................         9,132         151         6.71
                                                       -----------  ----------
         Total interest-earning assets..............     1,150,798      21,264         7.39
                                                       -----------  ----------

Allowance for credit losses.........................        (7,088)
Other noninterest-earning assets (4)................        61,655
                                                       -----------
         Total assets............................... $   1,205,365
                                                       ===========

Interest-bearing liabilities:
   Savings accounts................................. $     308,913  $    2,446         3.21%
   Interest-bearing checking accounts...............       171,628       1,328         3.14
   Certificates of deposit..........................       497,517       7,162         5.84
   Mortgagors' payments held in escrow..............         7,220          29         1.63
   Other borrowed funds.............................        37,318         564         6.13
                                                       -----------  ----------
         Total interest-bearing liabilities......... $   1,022,596      11,529         4.57
                                                       -----------  ----------

Noninterest-bearing demand deposits.................        25,854
Other noninterest-bearing liabilities...............        23,653
                                                       -----------
         Total liabilities..........................     1,072,103
Stockholders' equity (4)............................       133,262
                                                       -----------
         Total liabilities and stockholders' equity. $   1,205,365
                                                       ===========

Net interest income.................................                 $    9,735
                                                                     ==========

Net interest rate spread............................                                   2.82%
                                                                                 ==========

Net earning assets                                   $     128,202
                                                       ===========

Net interest income as a percentage of
   average interest-earning assets..................                      3.43%
                                                                    ==========

Ratio of average interest-earning assets
   to average interest-bearing liabilities..........                    112.54%
                                                                    ==========

_______________________________

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loans fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.
(5) Includes $25.9 million of bank-owned life insurance. For the three months ended March 31, 1999, $330,000 of earnings on bank-owned life insurance are included in other noninterest income.

LENDING ACTIVITIES

Total loans increased 5.4% to $788.8 million at March 31, 1999 from $748.2 million at December 31, 1998, primarily in the one- to four-family residential and commercial real estate portfolios, reflecting the Company's continued emphasis on the expansion of its real estate lending activities. As part of management's continued asset/liability management efforts, particular emphasis was placed on the origination of one- to four-family residential adjustable rate and bi-weekly real estate mortgage loans and commercial real estate loans that generally reprice every one, three or five years. Consumer and other loans also increased reflecting the Company's strategic initiative focused on indirect lending products, primarily recreational vehicle and automobile loans.


Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                                March 31, 1999                         December 31, 1998
                                                      ----------------------------------       ----------------------------------
                                                          Amount             Percent               Amount             Percent
                                                      ---------------    ---------------       ---------------    ---------------
                                                                                (Dollars in thousands)
Real estate loans:
------------------
   One-to four-family...............................  $       477,363              60.51%      $       456,197            60.97%
   Home equity......................................           16,255               2.06                15,520             2.07
   Multi-family.....................................           73,142               9.27                72,672             9.71
   Commercial real estate...........................          105,009              13.31                98,693            13.19
   Construction (1).................................           22,486               2.85                19,476             2.60
                                                      ---------------    ---------------       ---------------    ---------------
      Total real estate loans.......................          694,255              88.00               662,558            88.54
                                                      ---------------    ---------------       ---------------    ---------------

Consumer and other loans:
-------------------------
      Mobile home...................................           25,309               3.21                24,983             3.34
      Recreational Vehicle..........................           12,981               1.65                 8,906             1.19
      Vehicle.......................................           11,633               1.47                 8,741             1.17
      Personal......................................           15,349               1.95                15,642             2.09
      Home improvement..............................            7,518               0.95                 8,131             1.09
      Guaranteed student............................           13,967               1.77                12,314             1.65
      Other consumer................................              324               0.04                   342             0.05
                                                      ---------------    ---------------       ---------------    ---------------
         Total consumer and other loans.............           87,081              11.04                79,059            10.58
   Commercial business loans........................            7,503               0.96                 6,616             0.88
                                                      ---------------    ---------------       ---------------    ---------------
         Total loans................................          788,839             100.00%              748,233           100.00%
                                                      ---------------    ===============       ---------------    ===============

      Net deferred costs and
          unearned discounts........................            4,786                                    4,516
      Allowance for credit losses...................           (8,730)                                  (8,010)
                                                      ---------------                          ---------------
         Total loans, net...........................  $       784,895                          $       744,739
                                                      ===============                          ===============

_____________________
(1) Includes loans for the construction of one-to four-family residential, multi-family and commercial real estate properties. At March 31, 1999, construction loans included $4.5 million of one-to four-family loans and $18.0 million of commercial real estate and multi-family loans.

The credit quality of the Company's loan portfolio remained high, which is reflected in a 32% decrease in non-accruing loans when comparing the quarter ended March 31, 1999 to the same quarter in 1998. As a result, the Company's allowance for credit losses as a percentage of total non-performing loans was 434% at March 31, 1999, compared to 239% at March 31, 1998. The Company's allowance for credit losses as a percentage of total loans was 1.10% at the end of both periods. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                                March 31, 1999           December 31, 1998
                                                                              -------------------       -------------------
                                                                                         (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family....................................................        $       1,162             $       1,459
   Home equity...........................................................                   71                        13
   Commercial real estate and multi-family...............................                  597                     1,706
   Consumer and other....................................................                   57                        62
   Commercial business...................................................                  123                        56
                                                                                 -------------             -------------
        Total............................................................                2,010                     3,296
                                                                                 -------------             -------------

Non-performing assets....................................................        $         955             $         589
                                                                                 -------------             -------------

Total non-accruing loans and non-performing assets.......................        $       2,965             $       3,885
                                                                                 =============             =============

Total non-accruing loans and non-performing assets
   as a percentage of total assets.......................................                 0.19%                     0.26%
                                                                                 =============             =============

Total non-accruing loans to total loans..................................                 0.26%                     0.43%
                                                                                 =============             =============

____________________
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.



Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                                                                          Three months ended March 31,
                                                                                  ------------------------------------------------

                                                                                         1999                               1998
                                                                                  -------------                      -------------
                                                                                               (Dollars in thousands)
Balance at beginning of period...............................................     $       8,010                      $       6,921

Net charge-offs:
   Charge-offs...............................................................              (129)                              (204)
   Recoveries................................................................                28                                114
                                                                                  -------------                      -------------
Total net charge-offs........................................................              (101)                               (90)
Provision for credit losses..................................................               821                                257
                                                                                  -------------                      -------------
Balance at end of period.....................................................     $       8,730                      $       7,088
                                                                                  =============                      =============

Ratio of net charge-offs during the period to
   average loans outstanding during the period...............................              0.01%                              0.01%
                                                                                  =============                      =============

Allowance for credit losses to total loans at end of period..................              1.10%                              1.10%
                                                                                  =============                      =============

Allowance for credit losses to non-accruing loans at end of period...........            434.31%                            239.06%
                                                                                  =============                      =============

INVESTING ACTIVITIES

The investment of funds obtained primarily through borrowings and the redeployment of federal funds sold resulted in a 17% increase in investments in the available for sale portfolio at March 31, 1999 compared to December 31, 1998. The increase is primarily in two-to-four year weighted average life collaterized mortgage obligations ("CMOs") which were deemed to offer reduced interest rate risk and more consistent cash flows in this continued low interest rate environment. Additionally, certain ten-to-twelve year weighted average life CMOs were purchased as part of the Company's leveraging strategy and were funded with comparable weighted average life borrowings to mitigate interest rate risk. CMOs, which totaled $367.6 million at March 31, 1999 compared to $250.7 million at December 31, 1998, are a debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of securities with varying maturities and amortization schedules, which attempt to moderate risks associated with conventional mortgage related securities resulting from unexpected prepayment activity.

The Company completed the acquisition of Warren-Hoffman & Associates, Inc. during the first quarter of 1999 utilizing $11.3 million previously invested in federal funds sold.

FUNDING ACTIVITIES

During the third quarter of 1998, the Company implemented a strategy to leverage its higher level of capital and to lock-in low funding rates utilizing Federal Home Loan Bank advances and reverse repurchase agreements. Borrowings increased to $245.6 million at March 31, 1999 from $142.6 million at December 31, 1998 reflecting the continuation of the program. The rates paid on these new borrowings range from 4.97% to 6.08% with varying maturities extending through 2015.

EQUITY ACTIVITIES

Stockholders' equity decreased to $249.3 million for the period ended March 31, 1999 as compared to $263.8 million at December 31, 1998. The decrease was primarily attributable to the completion of a stock repurchase program for 1,487,800 shares, or approximately 5% of the common stock outstanding. The purchases were made in the open market and through negotiated transactions at an average cost of $10.77 per share.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME

Net interest income increased 24% to $12.1 million for the quarter ended March 31, 1999, compared to $9.7 million for the same period in 1998. Interest income on loans increased 14% to $15.0 million for the 1999 quarter from $13.2 million for the same period in 1998. The increase resulted from a $127.8 million increase in average loans outstanding during the first quarter of 1999 compared to the first quarter of 1998, the benefits of which were partially offset by a 40 basis point decrease in the average yield on loans over the same time periods. Interest income on investment securities and mortgage related securities in the available for sale portfolio increased $1.6 million to $9.0 million for the quarter ending March 31, 1999 compared to $7.4 million for the same quarter in 1998, resulting from a $121.7 million increase in the average balance of these securities, partially offset by a 24 basis point decrease in the average yield earned on these investments.

Interest expense on deposits decreased $492,000 to $10.5 million for the period ending March 31,1999 from $11.0 million for the same period in 1998, resulting from a 36 basis point decrease in the average rate paid on interest-bearing deposits, offset by a $39.0 million increase in the average balance of interest-bearing deposits. The interest expense on borrowed funds increased to $2.4 million for the period ended March 31,1999 compared to $564,000 for the same period in 1998, resulting primarily from the increase in average borrowed funds outstanding. This increase was partially offset by a 57 basis point decline in the average rate paid for these borrowings during the comparable periods.

The net interest margin (net interest income as a percentage of average interest-earning assets) was 3.45% for the three months ended March 31, 1999 compared to 3.43% for the same quarter in 1998. The increase in net earning assets, resulting primarily from proceeds generated by the stock offering, was partially offset by a narrowing of the interest rate spread (the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities), which declined from 2.82% for the three months ended March 31, 1998 to 2.68% for the three months ended March 31, 1999. The decrease in the interest rate spread reflects the general decline in market yields on interest-earning assets and the additional funding costs of borrowed funds and interest-bearing checking accounts, primarily money market demand accounts, which carry a market-based cost of funds that is slightly higher than the other interest-bearing liabilities of the Company.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $821,000 for the three months ended March 31, 1999 compared to the $257,000 for the same period in 1998 reflecting the growth in the loan portfolio, in particular, the multi-family and commercial real estate portfolios, which generally carry a higher degree of risk. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.

NONINTEREST INCOME

Noninterest income increased to $6.9 million for the three months ended March 31, 1999 from $1.8 million for the same period in 1998. Approximately $3.7 million of noninterest income was recognized during the first quarter of 1999 relating to the new insurance activities. Also contributing to the increase was premium income generated by a newly implemented covered call option program, tax-exempt earnings on bank-owned life insurance purchased during the second quarter of 1998, increased commissions received from the sales of third-party annuity and mutual fund products, as well as fees generated from a revised relationship checking account product.

NONINTEREST EXPENSE

Noninterest expense totaled $11.3 million for the first quarter of 1999 reflecting a $4.5 million increase over the first quarter of 1998 total of $6.8 million. Approximately $2.7 million of this increase, primarily in salaries and benefits and occupancy and equipment costs and $374,000 of goodwill amortization, is due to the operation and acquisition of the new insurance subsidiaries. Also contributing to the increase were costs associated with three new branch locations opened during 1998, compensation expenses for the employee stock ownership plan and the growing residential and commercial loan origination sales forces, various expenses relating to the Company's operation as a publicly traded entity and maintenance and depreciation costs connected with upgrading of the Company's technology and communications equipment.

INCOME TAXES

Income tax expense totaled $2.4 million for the first three months of 1999 compared to $1.6 million for the same period in 1998. This increase relates to the additional income earned as the Company's effective tax rate remained at approximately 34% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borowings, proceeds from the principal and interest payments on loans, mortgage related and debt and equity securities, as well as proceeds from the limited sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by market interest rates, economic conditions and competition.

Accelerated principal repayments on mortgage related and other available-for-sale securities provided an additional source of liquidity, totaling $57.3 million for the three months ended March 31, 1999 compared to $23.8 million for the three months ended March 31, 1998. Other borrowings, reflecting the leveraging strategy and the relatively low borrowing costs, increased $103.0 million during the first three months of 1999.

The primary investing activities of the Company are the origination of both residential one-to-four family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first three months of 1999 and 1998, loan originations totaled $83.7 million and $43.7 million, respectively. Purchases of mortgage related securities, primarily CMOs, totaled $167.2 million for the three months ended March 31, 1999 compared to $44.4 million for the three months ended March 31, 1998. Purchases of other available for sale securities, primarily short-term asset-backed securities and equity securities, during the first three months of 1999 totaled $15.0 million compared to $20.1 million for the same period in 1998. Also during the first quarter of 1999, the Company closed on the acquisition of WHA utilizing existing liquid assets.

At March 31, 1999, outstanding loan commitments totaled $72.2 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse
repurchase agreements and FHLB advances.   As of March 31, 1999, the total of
cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $29.1 million, or 1.8% of total assets.

At March 31, 1999, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                              As of March 31, 1999
                                                   -------------------------------------------------------------------------
                                                                                 Required           To Be Well Capitalized
                                                                               For Capital          Under Prompt Corrective
                                                          Actual                 Adequacy                     Action
                                                   ---------------------   -------------------     -------------------------
                                                     Amount      Ratio      Amount      Ratio        Amount          Ratio
                                                   ---------    --------   --------    -------     ----------     -----------
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets).........  $  243,001    27.29%     $ 71,226      8.00%      $ 89,033          10.00%
Tier 1 Capital (to risk-weighted assets)........     232,241    26.08        35,613      4.00         53,420           6.00
Leverage Capital (to average assets)............     232,241    15.30        26,710      3.00         44,516           5.00

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

Assessment, Validation, Testing and Implementation.

The Assessment Phase has two primary components. The first component defines the scope of the year 2000 problem within the Company, as well as establishes a formal committee responsible for monitoring Y2K progress on a regular basis. The second component assesses the size and complexity of the problem by performing an inventory of both internally developed and externally purchased computer applications. Both components of the Assessment Phase are complete.

The Validation Phase, 98% complete, compiles the results of vendor confirmations and internal research regarding Y2K readiness. It is during this stage that hardware and software updates, code enhancements, system replacements, vendor certifications, and other associated changes are made.

The Testing Phase, 95% complete, certifies that systems are Year 2000 compliant and have end-user acceptance. The Testing Phase is scheduled to be completed by June 30, 1999. During this phase, the Company has been addressing both information technology (IT) and non-IT systems. With respect to IT systems, testing of applications has begun and is scheduled to be substantially completed during the first quarter of 1999. To ensure compliance of non-IT systems where testing is not possible, the Company has obtained a certification from the vendor attesting to Y2K compliance. The Company does not anticipate incurring any material expenses as a result of unpreparedness of its non-IT systems.

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

The Company has incurred approximately $170,000 in expenses directly related to the Year 2000 issue, with $73,000 incurred during the quarter ended March 31, 1999. In total, the Company estimates incurring approximately $200,000 by December 31, 1999 related to Year 2000 readiness which is in addition to software and hardware maintenance costs, as well as personnel costs associated with testing Year 2000 compliance. These amounts include the cost of additional hardware and software, some of which would have been purchased in the normal course of the Company's business. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue in the event of non-compliance. Based upon efforts to ensure systems will function properly, the Company presently believes that the Year 2000 issue will not result in a material loss in revenue. The Company believes that its most likely worst case Year 2000 scenario is an increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as the potential disruption in financial markets causing liquidity concerns. The Company has attempted to mitigate this risk by identifying both material borrowers and funds providers as well as assessing their respective compliance towards Year 2000 readiness.

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

The model below assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. For adjustable and fixed-rate loans on residential properties, prepayment rates were assumed to range from 7.98% to 22.74% annually. Mortgage related securities were assumed to prepay at rates between 27.00% and 43.62% annually. Savings account cashflows were assumed to decay at 5.05%, 5.05%, 10.10%, 16.59%, 13.14%, 22.11%, and 27.96%; NOW checking account cashflows were assumed to decay at 21.99%, 21.99%, 43.96%, 2.51%, 1.99%, 3.34%, and 4.22%; and money market savings account cashflows were assumed to decay at 83.87%, 1.47%, 2.93%, 11.73%, 0%, 0%, and 0% for the periods of three months or less, three to six months, six to twelve months, one to three years, three to five years, five to ten years and more than ten years, respectively. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.


The following sets forth the Company's net income and NPV as of March 31, 1999.


                                                          Net Income                               Net Portfolio Value
               Change in                    -----------------------------------------    ----------------------------------------
             Interest Rates
            In Basis Points                  $ Amount      $ Change       % Change        $ Amount      $ Change      % Change
              (Rate Shock)                  ------------  ------------   ------------    ------------  ------------  ------------
                                                                             (Dollars in thousands)
----------------------------------------
 400....................................       14,478        (3,370)        (18.9)%        250,640       (32,360)       (11.4)%
 300....................................       15,358        (2,490)        (14.0)%        259,197       (23,802)        (8.4)%
 200....................................       16,226        (1,622)         (9.1)%        268,070       (14,930)        (5.3)%
 100....................................       17,025          (823)         (4.6)%        277,556        (5,443)        (1.9)%
Static..................................       17,848             -             -          282,999             -            -
(100)...................................       18,555           707           4.0%         284,646         1,647          0.6%
(200)...................................       19,158         1,310           7.3%         287,420         4,421          1.6%
(300)...................................       20,207         2,359          13.2%         292,910         9,911          3.5%
(400)...................................       21,723         3,875          21.7%         301,180        18,180          6.4%

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith or are incorporated by reference to other filings:

         Exhibit No.
         -----------
             99.1  Summary of Quarterly Financial Data

             27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

         Niagara Bancorp, Inc. filed a Current Report on Form 8-K dated January 8, 1999, which disclosed that Lockport Savings Bank completed the acquisition of Warren-Hoffman & Associates, Inc. insurance agencies. Such Current Report, as an Item 7 exhibit also included copies of the Lockport Savings Bank press release dated January 11, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NIAGARA BANCORP, INC.


Date:  May 12, 1999       By:  /s/ William E. Swan
                               -------------------------------------------------
                                   William E. Swan
                                   President and Chief Executive Officer


Date:  May 12, 1999        By:  /s/ Paul J. Kolkmeyer
                                ------------------------------------------------
                                    Paul J. Kolkmeyer
                                    Executive Vice President and Chief Financial
                                    Officer

                                 EXHIBIT INDEX


   Exhibit
   Number
------------

     99.1    Summary of Quarterly Financial Data.  Filed herewith.

     27.1    Financial Data Schedule.  Filed herewith.