Form 10-Q
period 1999-06-30
NIAGARA BANCORP INC
filed 1999-08-13
CIK 1051741

================================================================================

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   _________________________________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-23975


                             NIAGARA BANCORP, INC.
             (exact name of registrant as specified in its charter)


               Delaware                                 16-1545669
              ----------                                ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


   6950 South Transit Road, P.O. Box 514, Lockport, NY         14095-0514
   ---------------------------------------------------         ----------
        (Address of principal executive offices)               (Zip Code)


                                 (716)625-7500
                                 -------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X                        No
     -------------                      -------------


The Registrant had 27,418,200 shares of common stock, $.01 par value, outstanding as of August 12, 1999.

================================================================================

                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 1999

                                TABLE OF CONTENTS

  Item Number                                                        Page Number
  -----------                                                        -----------
                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

     Condensed Consolidated Statements of Condition as of
       June 30, 1999 (unaudited) and December 31, 1998......................  3

     Condensed Consolidated Statements of Income for the
       three and six months ended June 30, 1999 and 1998 (unaudited)........  4

     Condensed Consolidated Statements of Comprehensive Income for the
       three and six months ended June 30, 1999 and 1998 (unaudited)........  5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the six months ended June 30, 1999 and 1998 (unaudited)..........  6

     Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 1999 and 1998 (unaudited)..................  7

     Notes to Condensed Consolidated Financial Statements (unaudited).......  8

2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................  11

3.  Quantitative and Qualitative Disclosures about Market Risk.............  21


                           PART II - OTHER INFORMATION

1.  Legal Proceedings......................................................  22

2.  Changes in Securities and Use of Proceeds..............................  22

3.  Defaults upon Senior Securities........................................  22

4.  Submission of Matters to a Vote of Security Holders....................  22

5.  Other Information......................................................  22

6.  Exhibits and Reports on Form 8-K.......................................  23

Signatures.................................................................  23

Exhibit Index..............................................................  24

                         PART I. FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS


                     Niagara Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                      June 30,      December 31,
                                                        1999           1998
                                                    -------------  -------------
                                                     (unaudited)

                                                        (Dollars in thousands)
                            Assets
                            ------
Cash and cash equivalents:
    Cash and due from banks ....................... $    22,996    $    29,063
    Federal funds sold and securities purchased
       under resale agreements ....................       2,200         82,200
                                                     ----------     ----------
           Total cash and cash equivalents ........      25,196        111,263


Securities available for sale .....................     642,613        580,751
Loans, net ........................................     860,873        744,739
Premises and equipment, net .......................      25,614         25,247
Accrued interest receivable and other assets ......      78,722         46,734
                                                     ----------     ----------
                                                    $ 1,633,018    $ 1,508,734
                                                     ==========     ==========

       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
    Deposits ...................................... $ 1,088,318    $ 1,060,897
    Borrowings ....................................     271,532        142,597
    Other liabilities .............................      33,659         41,415
                                                     ----------     ----------
                                                      1,393,509      1,244,909
                                                     ----------     ----------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
        shares authorized, none issued ............           -              -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued ......         298            298
    Additional paid-in capital ....................     136,035        136,114
    Retained earnings, substantially restricted ...     143,659        136,602
    Accumulated other comprehensive income (loss) .      (2,090)         4,587
    Common stock held by ESOP .....................     (13,421)       (13,776)
    Treasury stock, at cost, 2,338,050 shares .....     (24,972)             -
                                                     ----------     ----------
                                                        239,509        263,825
                                                     ----------     ----------
                                                    $ 1,633,018    $ 1,508,734
                                                     ==========     ==========

                     Niagara Bancorp, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                          --------------------    -------------------
                                                             1999        1998        1999       1998
                                                          ---------   --------    --------   --------
                                                                    (Dollars in thousands)
Interest income:
   Loans...............................................   $  15,967   $ 13,553    $ 31,000   $ 26,730
   Investment securities...............................      10,052      7,700      19,055     15,110
   Federal funds sold and securities purchased
       under resale agreements.........................         244      1,548         835      2,074
   Other...............................................         316        141         630        292
                                                          ---------   --------    --------   --------
            Total interest income......................      26,579     22,942      51,520     44,206

Interest expense:
   Deposits............................................      10,332     11,116      20,805     22,081
   Borrowings..........................................       3,520        579       5,924      1,143
                                                          ---------   --------    --------   --------
            Total interest expense.....................      13,852     11,695      26,729     23,224
                                                          ---------   --------    --------   --------

Net interest income....................................      12,727     11,247      24,791     20,982
Provision for credit losses............................         547        346       1,368        603
                                                          ---------   --------    --------   --------

            Net interest income after provision
                for credit losses......................      12,180     10,901      23,423     20,379
                                                          ---------   --------    --------   --------

Noninterest income:
   Bank service charges and fees.......................       1,201        899       2,266      1,723
   Loan fees...........................................         465        432         915        838
   Insurance services and fees.........................       3,951        252       7,951        503
   Bank-owned life insurance earnings..................         335         95         664         95
   Annuity and mutual fund commissions.................         373        174         697        281
   Net gain on sales of investment securities..........           4        100         182        100
   Other...............................................         521        316       1,095        499
                                                          ---------   --------    --------   --------
            Total noninterest income...................       6,850      2,268      13,770      4,039
                                                          ---------   --------    --------   --------

Noninterest expense:
   Salaries and employee benefits......................       6,802      3,872      13,288      7,655
   Occupancy and equipment.............................       1,103        788       2,244      1,613
   Technology and communications.......................         922        739       1,816      1,487
   Marketing and advertising...........................         511        409       1,019        808
   Goodwill amortization...............................         374          -         747          -
   Charitable contributions............................          23      6,765          82      6,803
   Other...............................................       1,962      1,164       3,796      2,124
                                                          ---------   --------    --------   --------
            Total noninterest expense..................      11,697     13,737      22,992     20,490
                                                          ---------   --------    --------   --------

            Income (loss) before income taxes..........       7,333       (568)     14,201      3,928

Income tax expense (benefit)...........................       2,633       (214)      4,996      1,336
                                                          ---------   --------    --------   --------

            Net income (loss)..........................  $    4,700   $   (354)   $  9,205   $  2,592
                                                          =========   ========    ========   ========

Earnings per common share:
            Basic......................................         .17          -         .33          -
            Diluted....................................         .17          -         .33          -

Cash dividends per common share........................         .04          -         .08          -

Weighted average common shares outstanding:
            Basic......................................      27,026          -      27,455          -
            Diluted....................................      27,026          -      27,455          -

                     Niagara Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                                  (unaudited)



                                                               Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                             ---------------------    -------------------
                                                                 1999         1998       1999       1998
                                                             ---------     -------    --------    -------
                                                                         (Dollars in thousands)

Net income (loss).........................................   $   4,700     $  (354)   $  9,205    $ 2,592

Other comprehensive income (loss), net of income taxes:
        Net unrealized gains (losses) on securities
         available for sale...............................      (4,582)        (77)     (6,570)       721
        Less: Reclassification adjustment for gains
         included in net income...........................           2          59         107         59
                                                             ---------     -------    --------    -------
                   Total other comprehensive income (loss)      (4,584)       (136)     (6,677)       662
                                                             ---------     -------    --------    -------
                        Total comprehensive income (loss).   $     116     $  (490)   $  2,528    $ 3,254
                                                             =========     =======    ========    =======

                    Niagara Bancorp, Inc. and Subsidiaries
     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)




                                                       Additional                     Other
                                           Common       paid-in       Retained    comprehensive      ESOP     Treasury
                                           stock        capital       earnings    income (loss)     shares      stock        Total
                                          --------   ------------    ----------  ---------------  ---------  ----------    ---------

                                                                          (Dollars in thousands)

Balances at January 1, 1998.............. $      -   $          -    $  127,941  $         2,530  $       -  $        -   $ 130,471

   Net income............................        -              -         2,592                -          -           -       2,592
   Unrealized gain on securities
    available for sale, net of
      reclassification adjustment........        -              -             -              662          -           -         662
   Net proceeds of stock offering and
    issuance of common stock (29,351,204
      shares)............................      298        132,092             -                -          -           -     132,390
   Charitable contribution of common
    stock to the Lockport Savings Bank
      Foundation (405,046 shares)........        -          4,051             -                -          -           -       4,051
   Common stock acquired by ESOP
      (1,080,124 shares).................        -              -             -                -    (14,298)          -     (14,298)
   ESOP shares committed to be released
      (11,122 shares)....................        -             27             -                -        147           -         174
                                          --------   ------------    ----------  ---------------  ---------  ----------   ---------

Balances at June 30, 1998................ $    298   $    136,170    $  130,533  $         3,192  $ (14,151) $        -   $ 256,042
                                          ========   ============    ==========  ===============  =========  ==========   =========



Balances at January 1, 1999.............. $    298   $    136,114    $  136,602  $         4,587  $ (13,776) $        -   $ 263,825

   Net income............................        -              -         9,205                -          -           -       9,205
   Unrealized loss on securities
    available for sale, net of
      reclassification adjustment........        -              -             -           (6,677)         -           -      (6,677)
      ESOP shares committed to be released
      (26,885 shares)....................        -            (79)            -                -        355           -         276
      Purchase of treasury stock
      (2,338,050 shares).................        -              -             -                -          -     (24,972)    (24,972)
   Common stock dividend of $.04 per
    share................................        -              -        (2,148)               -          -           -      (2,148)

                                          --------   ------------    ----------  ---------------  ---------  ----------   ---------

Balances at June 30, 1999................ $    298   $    136,035    $  143,659  $        (2,090) $ (13,421) $  (24,972)  $ 239,509
                                          ========   ============    ==========  ===============  =========  ==========   =========

                    Niagara Bancorp, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                            Six Months Ended June 30,
                                                                          ---------------------------
                                                                             1999              1998
                                                                          ---------         ---------
                                                                           (Dollars in thousands)

Net cash provided by operating activities .............................   $   9,165         $  11,426

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...............      10,175               204
   Proceeds from maturities of securities:
       Available for sale .............................................      10,040               635
       Held to maturity ...............................................           -            17,000
   Principal payments on securities available for sale ................     114,089            63,891
   Purchases of securities available for sale .........................    (221,651)         (129,067)
   Net increase in loans ..............................................    (117,121)          (45,184)
   Purchase of bank-owned life insurance ..............................           -           (25,000)
   Purchase of Warren-Hoffman & Associates, Inc., net of cash acquired.     (11,260)                -
   Other ..............................................................      (8,934)           (3,101)
                                                                          ---------         ---------

               Net cash used by investing activities ..................    (224,662)         (120,622)
                                                                          ---------         ---------
Cash flows from financing activities:
   Net increase in deposits ...........................................      27,421            11,128
   Proceeds from issuance of common stock .............................           -           132,390
   Purchase of shares of common stock by ESOP .........................           -           (14,298)
   Proceeds from (repayment of) short-term borrowings .................      39,890              (312)
   Proceeds from long-term borrowings .................................      89,260            24,456
   Repayments of long-term borrowings .................................        (216)             (118)
  Purchase of treasury stock ..........................................     (24,972)                -
  Payment of dividends on common stock ................................      (1,953)                -
                                                                          ---------         ---------
               Net cash provided by financing activities ..............     129,430           153,246
                                                                          ---------         ---------
               Net increase (decrease) in cash and cash equivalents ...     (86,067)           44,050

Cash and cash equivalents at beginning of period ......................     111,263            36,613
                                                                          ---------         ---------

Cash and cash equivalents at end of period ............................   $  25,196         $  80,663
                                                                          ---------         ---------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes ................................................   $   7,868         $   3,054
          Interest expense ............................................      26,105            23,131
                                                                          =========         =========
Supplemental disclosure of noncash financing and investing activities:
   Charitable contribution of Niagara Bancorp, Inc. common stock to
          to the Lockport Savings Bank Foundation .....................   $       -         $   4,051
                                                                          =========         =========
   Acquisition of Warren-Hoffman & Associates, Inc.:
          Fair value of:
               Assets acquired.........................................  $    2,889         $       -
               Liabilities assumed.....................................       3,655                 -
               Purchase price payable..................................       2,919                 -
                                                                         ==========         =========

                    Niagara Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassification adjustments were made to the 1998 financial statements to conform them to the 1999 presentation.


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

In addition, through the acquisition of Warren-Hoffman and Associates, Inc. ("WHA") and three of its affiliated companies in the first quarter of 1999, the Company offers insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as provides third-party administration of employee benefit plans.


(3)  Borrowings

The Company is continuing to leverage its higher level of capital and locking in lower funding rates by utilizing Federal Home Loan Bank advances and reverse repurchase agreements. As a result, borrowings increased to $271.5 million at June 30, 1999 from $142.6 million at December 31, 1998. The rates paid on these new borrowings range from 5.15% to 6.53% with varying maturities extending through 2015.


(4)  Treasury Stock

On April 20, 1999, the Company received authorization from the Board of Directors to repurchase up to 1,413,422 shares, or 5% of its common stock outstanding through open market and privately negotiated transactions as management deems appropriate. During the quarter ended June 30, 1999, the Company repurchased 850,250 shares at an average cost of $10.52 per share. On a year-to-date basis, 2,901,235 shares have been authorized to be repurchased of which the Company has purchased 2,338,050 shares at an average cost of $10.68 per share.


(5)  Dividend Declaration

On June 15, 1999, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of four cents ($0.04) per common share. The dividend was paid on July 13, 1999 to shareholders of record as of June 29, 1999.

(6)  Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's basic and diluted earnings per share calculations are identical in the periods presented, as there is, currently, no dilutive effect. The computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 is as follows:

                                                                               Three Months                     Six Months
                                                                                   Ended                          Ended
                                                                               June 30, 1999                   June 30, 1999
                                                                           -----------------                 -----------------

Net income available to common stockholders......................          $       4,700,000                 $       9,205,000
                                                                           -----------------                 -----------------

Weighted average shares outstanding:
      Total shares issued........................................                 29,756,250                        29,756,250
      Unallocated ESOP shares....................................                 (1,040,718)                       (1,040,718)
      ESOP shares committed to be released.......................                     13,579                             6,901
      Treasury shares............................................                 (1,703,108)                       (1,267,717)
                                                                           -----------------                 -----------------
Total weighted average shares outstanding........................                 27,026,003                        27,454,716
                                                                           -----------------                 -----------------

Basic/diluted earnings per share.................................          $             .17                 $             .33
                                                                           =================                 =================


(7)  Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of selected segment information in reports issued to stockholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. This statement was effective for interim financial statements for fiscal years beginning after December 15, 1997. Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities conducted through WHA and the Savings Bank Life Insurance department ("SBLI"). Information about the Company's segments is presented in the following table for the three and six month periods ended June 30, 1999:

                                                  Three Months Ended                          Six Months Ended
                                                    June 30, 1999                              June 30, 1999
                                       --------------------------------------     --------------------------------------
                                                                     (Dollars in thousands)

                                          Banking       Insurance                    Banking       Insurance
                                         Activities     Activities     Total        Activities     Activities     Total
                                       ------------   ------------   --------     ------------   ------------   --------

Net interest income.................   $     12,718   $          9   $ 12,727     $     24,778   $         13   $ 24,791
Provision for credit losses.........            547              -        547            1,368              -      1,368
                                       ------------   ------------   --------     ------------   ------------   --------
   Net interest income after
   provision for credit losses......         12,171              9     12,180           23,410             13     23,423
Noninterest income..................          2,895          3,951      6,846            5,637          7,951     13,588
Net securities gains................              4              -          4              182              -        182
Noninterest expense.................          8,360          3,337     11,697           16,576          6,416     22,992
                                       ------------   ------------   --------     ------------   ------------   --------
     Income before income taxes.....          6,710            623      7,333           12,653          1,548     14,201
Income tax expense..................          2,264            369      2,633            4,120            876      4,996
                                       ------------   ------------   --------     ------------   ------------   --------
     Net income.....................   $      4,446   $        254   $  4,700     $      8,533   $        672   $  9,205
                                       ============   ============   ========     ============   ============   ========

For the three and six month periods ended June 30, 1998, the Company determined that its business was comprised of a single operating segment and that SFAS No. 131, therefore, had no impact on its financial statements prior to the first quarter of 1999.

(8)  1999 Stock Option Plan and Recognition and Retention Plan

The Company's Stock Option Plan (the "Stock Option Plan") and Recognition and Retention Plan (the "Restricted Stock Plan") were approved at the annual meeting of stockholders held during the second quarter of 1999.

Under the Stock Option Plan, 1,390,660 shares of the Company's common stock have been reserved for issuance to officers, directors, key employees and other persons providing services to the Company. On May 20, 1999, 789,750 options were granted under the Stock Option Plan at an exercise price of $10.75 per share, the fair market value of the common stock of the Company on that date. Shares issued upon the exercise of a stock option may either be authorized or unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available under the Stock Option Plan. The options awarded vest in equal installments over a five year period, with the first installment becoming exercisable on May 20, 2000 and succeeding installments on each anniversary thereafter through May 20, 2004. The Company will account for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense was recognized by the Company since the stock options granted to these employees were at an exercise price equal to the fair market value of the Company's common stock on the date the options were granted.

Under the Restricted Stock Plan, 556,264 shares of the Company's common stock have been reserved for issuance as restricted stock for any director, officer or key employee of the Company to encourage such individuals to remain with the Company and provide further incentive to achieve established corporate objectives. On May 20, 1999, 179,500 shares were awarded under the Restricted Stock Plan which will vest primarily in equal installments over a five year period beginning May 20, 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.75 per share. During the quarter ended June 30, 1999, the Company recognized $35,000 in expense related to this plan.

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

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses; investment activities; loan origination; sale and servicing activities; service charges and fees collected on deposit accounts; and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expenses, and other expenses.

Analysis of Financial Condition
-------------------------------

Average Balance Sheet.   The following tables present, for the periods
indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as interest expense on average interest-bearing liabilities and the rates paid. All average balances are average daily balances with no tax equivalent adjustments. In addition, non-accruing loans have been excluded from the yield calculations in these tables.

                                                                         Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                1999                                          1998
                                                 --------------------------------------     ---------------------------------------
                                                   Average        Interest                     Average        Interest
                                                 Outstanding       Earned/      Yield/       Outstanding       Earned/      Yield/
                                                   Balance        Expensed       Rate          Balance        Expensed       Rate
                                                 ------------    ----------     ------      -------------    ----------     ------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.......   $     20,482    $      244       4.78%     $     110,623    $    1,548       5.61%
   Investment securities (1)..................        192,806         2,741       5.69            191,994         2,766       5.76
   Mortgage related securities (1)............        461,418         7,311       6.34            294,616         4,934       6.70
   Loans (2)..................................        824,140        15,967       7.75            660,880        13,553       8.20
   Other interest-earning assets (3)..........         19,545           316       6.48              9,846           141       5.74
                                                 ------------    ----------                 -------------    ----------     ------
         Total interest-earning assets........      1,518,391        26,579       7.00%         1,267,959        22,942       7.24%
                                                 ------------    ----------                 -------------    ----------     ------

Allowance for credit losses...................         (9,034)                                     (7,295)
Other noninterest-earning assets (4)..........        108,682                                      67,827
                                                 ------------                               -------------
         Total assets.........................   $  1,618,039                               $   1,328,491
                                                 ============                               =============

Interest-bearing liabilities:
   Savings accounts...........................   $    307,312    $    2,304       3.01%     $     313,663    $    2,530       3.24%
   Interest-bearing checking accounts.........        299,028         2,530       3.39            193,987         1,588       3.28
   Certificates of deposit....................        430,283         5,454       5.08            481,609         6,959       5.80
   Mortgagors' payments held in escrow........         10,528            44       1.68              9,539            39       1.64
   Other borrowed funds.......................        257,693         3,520       5.48             41,278           579       5.63
                                                 ------------    ----------                 -------------    ----------
         Total interest-bearing liabilities...      1,304,844        13,852       4.26%         1,040,076        11,695       4.51%
                                                 ------------    ----------                 -------------    ----------

Noninterest-bearing demand deposits...........         31,511                                      29,059
Other noninterest-bearing liabilities.........         32,792                                      23,516
                                                 ------------                               -------------
         Total liabilities....................      1,369,147                                   1,092,651
Stockholders' equity (4)......................        248,892                                     235,840
                                                 ------------                               -------------
         Total liabilities and stockholders'
          equity..............................   $  1,618,039                               $   1,328,491
                                                 ============                               =============
Net interest income...........................                   $   12,727                                  $   11,247
                                                                 ==========                                  ==========
Net interest rate spread......................                                    2.74%                                       2.73%
                                                                                ------                                      ------

Net earning assets............................   $    213,547                               $     227,883
                                                 ============                               =============
Net interest income as a percentage of
   average interest-earning assets............                         3.36%                                       3.56%
                                                                 ----------                                  ----------

Ratio of average interest-earning assets
    to average interest-bearing liabilities....                      116.37%                                     121.91%
                                                                  ---------                                   ---------

                                                                            Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                   1999                                          1998
                                                 --------------------------------------      --------------------------------------
                                                    Average       Interest                      Average       Interest
                                                  Outstanding      Earned/       Yield/       Outstanding      Earned/       Yield/
                                                    Balance       Expensed        Rate          Balance       Expensed        Rate
                                                 -------------    ---------       -----      -------------   ----------      ------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.......   $      33,870    $      835       4.97%     $      74,297   $    2,074       5.63%

   Investment securities (1)..................         190,281         5,442       5.72            190,391        5,568       5.85
   Mortgage related securities (1)............         429,680        13,613       6.34            284,784        9,542       6.70
   Loans (2)..................................         796,365        31,000       7.79            650,740       26,730       8.22
   Other interest-earning assets (3)..........          19,180           630       6.62              9,491          292       6.20
                                                 -------------    ----------                 -------------   ----------      -----
         Total interest-earning assets........       1,469,376        51,520       7.01%         1,209,703       44,206       7.31%
                                                 -------------    ----------                 -------------   ----------      -----
Allowance for credit losses...................          (8,688)                                     (7,192)
Other noninterest-earning assets (4)..........         109,599                                      64,757
                                                 -------------                               -------------
         Total assets.........................   $   1,570,287                               $   1,267,268
                                                 =============                               =============
Interest-bearing liabilities:
   Savings accounts...........................   $     302,114    $    4,505       3.01%     $     311,301   $    4,976       3.22%
   Interest-bearing checking accounts.........         284,981         4,790       3.39            182,869        2,916       3.22
   Certificates of deposit....................         439,335        11,432       5.25            489,519       14,121       5.82
   Mortgagors' payments held in escrow........           9,357            78       1.68              8,385           68       1.64
   Other borrowed funds.......................         216,767         5,924       5.51             39,309        1,143       5.86
                                                 -------------    ----------                 -------------   ----------
         Total interest-bearing liabilities...       1,252,554        26,729       4.30%         1,031,383       23,224       4.54%
                                                 -------------    ----------                 -------------   ----------
Noninterest-bearing demand deposits...........          31,046                                      27,465
Other noninterest-bearing liabilities.........          33,641                                      23,585
                                                 -------------                               -------------
         Total liabilities....................       1,317,241                                   1,082,433
Stockholders' equity (4)......................         253,046                                     184,835
                                                 -------------                               -------------
         Total liabilities and stockholders'
           equity..............................  $   1,570,287                               $   1,267,268
                                                 =============                               =============
Net interest income...........................                    $   24,791                                 $   20,982
                                                                  ==========                                 ==========
Net interest rate spread......................                                     2.71%                                      2.77%
                                                                                   ----                                      -----
Net earning assets............................   $     216,822                               $     178,320
                                                 =============                               =============
Net interest income as a percentage of
   average interest-earning assets............                          3.40%                                      3.50%
                                                                  ----------                                 ----------
Ratio of average interest-earning assets
   to average interest-bearing liabilities....                        117.31%                                    117.29%
                                                                  ----------                                 ----------

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.

Lending Activities

Total loans increased 16% to $865.1 million at June 30, 1999 from $748.2 million at December 31, 1998, primarily in the one- to four-family residential and commercial real estate portfolios, reflecting the Company's emphasis on the expansion of its real estate lending activities. In addition, as part of the Company's asset/liability management, particular emphasis was placed on the origination of one-to four-family residential adjustable rate and bi-weekly real estate mortgage loans, which represented 68% of the year-to-date residential mortgage originations, as well as originations of commercial real estate loans that generally reprice every one, three or five years. Also, the creation of a Small Business Lending Unit during the latter stages of the fourth quarter of 1998 has positioned the Company as a viable competitor in the small business commercial lending market and has resulted in a 108% increase in its commercial business lending portfolio. For the period ended June 30, 1999, consumer and other loans increased 21% reflecting the Company's continued focus on indirect lending products, primarily recreational vehicle and automobile loans.

Approximately $25.4 million of the $77.7 million one-to four-family residential loan growth is attributable to the purchase of mortgages previously serviced by the Company from the Saving Bank Life Insurance Fund (the "Fund"). Such mortgages were underwritten by the Company and were repurchased in conjunction with the anticipated reorganization of the Fund. The Company anticipates purchasing an additional $27.5 million during the third quarter of 1999 in connection with the Fund reorganization.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                             June 30, 1999    December 31, 1998
                                         ------------------   ------------------
                                          Amount    Percent    Amount    Percent
                                         --------  --------   --------   -------
                                                    (Dollars in thousands)
Real estate loans:
   One-to four-family .................  $533,915    61.72%   $456,197    60.97%
   Home equity ........................    17,873     2.07      15,520     2.07
   Multi-family .......................    72,886     8.43      72,672     9.71
   Commercial real estate .............   113,248    13.09      98,693    13.19
   Construction .......................    17,425     2.01      19,476     2.60
                                         --------  -------    --------   ------
      Total real estate loans .........   755,347    87.32     662,558    88.54
                                         --------  -------    --------   ------

Consumer and other loans:
      Mobile home .....................    25,559     2.95      24,983     3.34
      Recreational Vehicle ............    16,457     1.90       8,906     1.19
      Automobile ......................    16,358     1.89       8,741     1.17
      Personal ........................    15,802     1.83      15,642     2.09
      Home improvement ................     7,928     0.92       8,131     1.09
      Guaranteed student ..............    13,522     1.56      12,314     1.65
      Other consumer ..................       296     0.03         342     0.05
                                         --------  -------    --------   ------
       Total consumer and other loans..    95,922    11.08      79,059    10.58
   Commercial business loans ..........    13,784     1.60       6,616     0.88
                                         --------  -------    --------   ------
         Total loans ..................   865,053   100.00%    748,233   100.00%
                                         --------  =======    --------   ======

      Net deferred costs and
          unearned discounts...........     4,938                4,516
      Allowance for credit losses......    (9,118)              (8,010)
                                         --------             --------
          Total loans, net.............  $860,873             $744,739
                                         ========             ========

The credit quality of the Company's portfolio remained high, which is reflected in a 42% decrease in non-accruing loans when comparing the period ended June 30, 1999 to the same period in 1998. As a result, the Company's allowance for credit losses as a percentage of total non-performing loans was 475.1% at June 30, 1999, compared to 189.2% at June 30, 1998. The Company's allowance for credit losses as a percentage of total loans was 1.05% for the second quarter of 1999 compared to 1.07% for the same period in 1998. Despite the continued low level of non-performing loans, the Company has increased its allowance for credit losses by providing $821,000 and $547,000, respectively, as a charge to earnings for the first and second quarters of 1999. Management deemed it prudent to increase the allowance in light of the continued increase in the Company's loan portfolio, specifically in higher risk categories such as
commercial real estate, commercial loans and indirect consumer loans.   While
management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions and/or other conditions.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.


                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
                                                      (Dollars in thousands)
Non-accruing loans:
   One-to four-family............................  $    895        $   1,459
   Home equity...................................        71               13
   Commercial real estate and multi-family.......       693            1,706
   Consumer and other............................        76               62
   Commercial business...........................       184               56
                                                   --------        ---------
        Total....................................     1,919            3,296
                                                   --------        ---------

Non-performing assets............................  $  1,039        $     589
                                                   --------        ---------

Total non-accruing loans and non-performing
   assets........................................  $  2,958        $   3,885
                                                   ========        =========
Total non-accruing loans and non-performing
   assets as a percentage of total assets........      0.18%            0.26%
                                                   --------        ---------

Total non-accruing loans to total loans.........       0.22%            0.43%
                                                   --------        ---------




Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                       (Dollars in thousands)

Balance at beginning of period ..................   $ 8,730          $ 7,088
Net charge-offs:
   Charge-offs ..................................      (173)            (110)
   Recoveries ...................................        14               26
                                                    -------          -------
Total net charge-offs ...........................      (159)             (84)
Provision for credit losses .....................       547              346
                                                    -------          -------
Balance at end of period ........................   $ 9,118          $ 7,350
                                                    =======          =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period ..      0.02%            0.01%
                                                    -------          -------
Allowance for credit losses to total loans
   at end of period .............................      1.05%            1.07%
                                                    -------          -------
Allowance for credit losses to non-accruing loans
   at end of period..............................    475.14%          189.19%
                                                    -------          -------

Investing Activities

The investment of funds obtained primarily through borrowings and the redeployment of federal funds sold resulted in a 11% increase in the securities available for sale portfolio to $642.6 million at June 30, 1999 compared to $580.8 million at December 31, 1998. The growth is primarily in two-to-four year weighted average life collaterized mortgage obligations ("CMOs") which were deemed to offer reduced interest rate risk and more consistent cash flows in this continued low interest rate environment. Additionally, certain ten-to-twelve year weighted average life CMOs were purchased as part of the Company's leveraging strategy and were funded with comparable weighted average life borrowings to mitigate interest rate risk. CMOs, totaling $324.5 million at June 30, 1999 compared to $250.7 million at December 31, 1998, are a debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of securities with varying maturities and amortization schedules.

On June 21, 1999, the Company entered into a $10 million notional amount interest-rate swap agreement with a third-party that matures June 21, 2001. Under this agreement, the Company pays at an annual fixed rate of 5.97% and receives a floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its money market demand deposit product and also to provide greater flexibility in achieving a desired interest rate risk profile.


Funding Activities

The Company continued to focus on its strategic initiative to leverage its higher level of capital and to lock-in lower funding rates utilizing Federal Home Loan Bank advances and reverse repurchase agreements. Borrowings increased to $271.5 million at June 30, 1999 from $142.6 million at December 31, 1998 reflecting the continuation of the program. The rates paid on these new borrowings range from 5.15% to 6.53% with varying maturities extending through 2015.


Equity Activities

Stockholders' equity decreased to $239.5 million for the period ended June 30, 1999 as compared to $263.8 million at December 31, 1998. The decrease was primarily attributable to the repurchase of 2,338,050 shares of the Company's common stock as part of a stock repurchase program initiated during the first quarter of 1999. The purchases were made in the open market and through negotiated transactions at an average cost of $10.68 per share. The Company received approval from its Board of Directors to repurchase 2,901,234 shares on a year-to-date basis. In addition, as a result of the increase in the overall interest rate environment during the first half of 1999, the market value of the Company's available for sale investment portfolio decreased $6.7 million, net of applicable taxes, during the period.


Results of Operations for the Three Months Ended June 30, 1999
--------------------------------------------------------------

Overview

After excluding the $4.0 million after-tax effect of the Company's contribution to the charitable foundation, net income increased 30% to $4.7 million, or $.17 per share, for the quarter ended June 30, 1999, compared to $3.6 million for the second quarter of 1998. This increase was due to a 13% increase in net interest income related to a 16% increase in interest-earning assets, as well as income generated by the Company's new insurance activities which contributed $254,000
to net income.   The return on average assets was 1.17% for the quarter ended
June 30, 1999 compared to 1.09% for the same period in 1998. The return on average equity for the second quarter of 1999 was 7.57% compared to 6.16% for the same period in 1998. The 1998 earnings are exclusive of a one-time contribution of $4.0 million, net of applicable income taxes, to fund the establishment of the Lockport Savings Bank Foundation.


Net Interest Income

Net interest income increased 13% to $12.7 million for the quarter ended
June 30, 1999, compared to $11.2 million for the same period in 1998. Interest income on loans increased 18% to $16.0 million for the 1999 quarter from $13.6 million for the same period in 1998. The increase resulted from a $163.3 million increase in average loans outstanding during the second quarter of 1999 compared to the second quarter of 1998, the benefits of which were partially offset by a 45 basis point decrease in the average yield on loans over the same time periods. Interest income on investment and mortgage related securities in the available for sale portfolio increased $2.4 million to $10.1 million for the quarter ending
June 30, 1999 compared to $7.7 million for the same quarter in 1998, resulting from a $167.6 million increase in the average balance of these securities, partially offset by a 18 basis point decrease in the average yield earned on these investments.

Interest expense on deposits decreased $784,000 to $10.3 million for the period ending June 30,1999 from $11.1 million for the same period in 1998, resulting from a 50 basis point decrease in the average rate paid on interest-bearing deposits, offset by a $48.4 million increase in the average balance of interest-bearing deposits. The interest expense on borrowed funds increased to $3.5 million for the period ended June 30,1999 compared to $579,000 for the same period in 1998, resulting primarily from the increase in average borrowed funds outstanding. This increase was partially offset by a 15 basis point decline in the average rate paid for these borrowings during the comparable periods. The net interest margin (net interest income as a percentage of average interest-earning assets) declined to 3.36% for the three months ended June 30, 1999 compared to 3.56% for the same quarter in 1998. This decline primarily reflects the decrease in the Company's net interest-earning assets when comparing the two periods. Funds previously available for investment in interest-earning assets were utilized to fund the Company's stock buy-back programs and to purchase bank-owned life insurance, earnings on which are recognized as noninterest income.


Provision for Credit Losses

The provision for credit losses totaled $547,000 for the three months ended
June 30, 1999 compared to $346,000 for the same period in 1998 reflecting the growth in the loan portfolio, in particular, the commercial real estate, commercial business and consumer lending portfolios, which generally carry a higher degree of risk. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Noninterest income increased to $6.9 million for the three months ended June 30, 1999 from $2.3 million for the same period in 1998. Approximately $3.7 million of noninterest income was recognized during the second quarter of 1999 relating to the new insurance activities. Also contributing to the increase was fee revenue associated with the Company's revised relationship checking account product, as well as continued growth in the usage of the debit card product. In addition, noninterest income was generated through various investment initiatives, including premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on bank-owned life insurance purchased during the second quarter of 1998, and increased commissions received on the sale of third-party annuities and mutual funds.


Noninterest Expense

Noninterest expense totaled $11.7 million for the second quarter of 1999 reflecting a $4.7 million increase over the second quarter of 1998 total of $7.0 million, exclusive of the one-time charitable contribution made in 1998. Approximately $3.3 million of this increase, primarily in salaries and benefits and occupancy and equipment costs and $374,000 of goodwill amortization, is due to the operation and acquisition of the new insurance subsidiaries. Also contributing to the increase were costs associated with three new branch locations opened during 1998, compensation expenses relating to stock incentive plans, newly developed sales incentive programs, the growing residential and commercial loan origination sales forces, various expenses relating to the Company's operation as a publicly traded entity, as well as maintenance and depreciation costs connected with upgrading of the Company's technology and communications equipment.


Income Taxes

Income tax expense totaled $2.6 million for the quarter ended June 30, 1999, reflecting an effective tax rate of 36%. The net loss recognized during the second quarter of 1998 was attributable to the charitable contribution to the foundation and resulted in a tax benefit of $214,000 during that period.

Results of Operations for the Six Months Ended June 30, 1999
------------------------------------------------------------

Overview

Net income increased 40% to $9.2 million, or $.33 per share, for the six month period ended June 30, 1999 compared to $6.6 million for the same period in 1998. The 1998 earnings are exclusive of a one-time contribution of $4.0 million, net of applicable income taxes, to fund the establishment of the Lockport Savings Bank Foundation. This increase was driven by the Company's new insurance activities, as well as growth in the securities and loan portfolios. The return on average assets was 1.18% for the six months ended June 30, 1999 compared to 1.04% for the same period in 1998. The return on average equity for the first six months of 1999 was 7.34% compared to 7.12% for the same period of 1998.


Net Interest Income

Net interest income increased 18% to $24.8 million for the six months ended
June 30, 1999, compared to $21.0 million for the same period in 1998. Interest income on loans increased 16% to $31.0 million for the 1999 quarter from $26.7 million for the same period in 1998. The increase resulted from a $145.6 million increase in average loans outstanding during the first six months of 1999 compared to the same period in 1998, the benefits of which were partially offset by a 43 basis point decrease in the average yield on loans over the same time periods. Interest income on investment and mortgage related securities in the available for sale portfolio increased $4.0 million to $19.1 million for the six months ending June 30, 1999 compared to $15.1 million for the same period in 1998, resulting from a $144.8 million increase in the average balance of these securities, partially offset by a 21 basis point decrease in the average yield earned on these investments.

Interest expense on deposits decreased $1.3 million to $20.8 million for the six months ending June 30,1999 from $22.1 million for the same period in 1998, resulting from a 43 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by a $43.7 million increase in the average balance of interest-bearing deposits. The interest expense on borrowed funds increased to $5.9 million for the six months ended June 30,1999 compared to $1.1 million for the same period in 1998, resulting primarily from the increase in average borrowed funds outstanding. This increase was partially offset by a 35 basis point decline in the average rate paid for these borrowings during the comparable periods.

The net interest margin (net interest income as a percentage of average interest-earning assets) was 3.40% for the six months ended June 30, 1999 compared to 3.50% for the same period in 1998. The narrowing of the net interest margin resulted primarily from a 6 basis point decline in the interest rate spread (the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities) from 2.77% for the six months ended June 30, 1998 to 2.71% for the same period in 1999. The decrease in the interest rate spread reflects the general decline in market yields on interest-earning assets and the additional funding costs of borrowed funds and interest-bearing checking accounts, primarily money market demand accounts, which carry a market-based cost of funds that is slightly higher than the other interest-bearing liabilities of the Company. The decline in the interest rate spread was partially offset by an increase in net interest-earning assets when comparing the two periods. Net interest-earning assets increased primarily due to the proceeds generated by the Company's stock offering during the second quarter of 1998 partially offset by decreases in interest-earning assets resulting from funds utilized for the stock-buy back programs and the investment in bank-owned life insurance.


Provision for Credit Losses

The provision for credit losses totaled $1.4 million for the six months ended June 30, 1999 compared to the $603,000 for the same period in 1998 reflecting the growth in the loan portfolio, in particular, the commercial real estate, commercial business and consumer lending portfolios, which generally carry a higher degree of risk. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Noninterest income increased to $13.8 million for the six months ended June 30, 1999 from $4.0 million for the same period in 1998. Approximately $7.4 million of noninterest income was recognized during the first six months of 1999 relating to the new insurance activities. Fees generated from a revised relationship checking account product and continued growth in the usage of the debit card product also contributed to the increase in noninterest income during the period ended June 30, 1999. In addition, premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on bank-owned life insurance purchased during the second quarter of 1998, as well as increased commissions received from the sales of third-party annuity and mutual fund products had a positive impact on year-to-date noninterest income.


Noninterest Expense

Noninterest expense totaled $23.0 million for the second quarter of 1999 reflecting a $9.3 million increase over the second quarter of 1998 total of $13.7 million, exclusive of the one-time charitable contribution made in 1998. Approximately $6.4 million of this increase, primarily in salaries and benefits and occupancy and equipment costs and $747,000 of goodwill amortization, is due to the operation and acquisition of the new insurance subsidiaries. Also contributing to the increase were costs associated with three new branch locations opened during 1998, compensation expenses relating to stock incentive plans, newly developed sales incentive programs, and the growing residential and commercial loan origination sales forces, various expenses relating to the Company's operation as a publicly traded entity and maintenance and depreciation costs connected with upgrading of the Company's technology and communications equipment.


Income Taxes

Income tax expense totaled $5.0 million for the first six months of 1999 compared to $1.3 million for the same period in 1998. This increase is due primarily to the benefits received during the second quarter of 1998 related to a one-time contribution of $6.8 million to the Lockport Savings Bank Foundation. The Company's effective tax rate increased to 35% for the six months ending June 30, 1999 compared to 34% for the same period in 1998 resulting from the nondeductible goodwill amortization.


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, proceeds from the principal and interest payments on loans, mortgage related and debt and equity securities, as well as proceeds from the limited sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by market interest rates, economic conditions and competition.

Accelerated principal repayments on mortgage related and other available-for-sale securities provided an additional source of liquidity, totaling $114.1 million for the six months ended June 30, 1999 compared to $63.9 million for the six months ended June 30, 1998. Other borrowings, reflecting the leveraging strategy and the relatively low borrowing costs, increased $128.9 million during the first six months of 1999.

The primary investing activities of the Company are the origination of both residential one-to four-family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first six months of 1999 and 1998, loan originations totaled $183.4 million and $135.5 million, respectively. Purchases of mortgage related securities, primarily CMOs, totaled $172.2 million for the six months ended June 30, 1999 compared to $65.2 million for the six months ended June 30, 1998. Purchases of other available for sale securities, primarily short-term asset-backed securities and equity securities, during the first six months of 1999 totaled $49.5 million compared to $63.8 million for the same period in 1998. Also during the first six months of 1999, the Company closed on the acquisition of WHA utilizing existing liquid assets and made purchases of $25.4 million of one-to four-family residential mortgages.

At June 30, 1999, outstanding loan commitments totaled $85.6 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse
repurchase agreements and FHLB advances.   As of June 30, 1999, the total of
cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements was $25.2 million, or 1.5% of total assets.

At June 30, 1999, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.



                                                               As of June 30, 1999
                                               ---------------------------------------------------------
                                                                    Required     To Be Well Capitalized
                                                                   For Capital   Under Prompt Corrective
                                                   Actual           Adequacy             Action
                                               ---------------    -------------- -----------------------
                                               Amount    Ratio     Amount  Ratio     Amount   Ratio
                                               ------    -----    -------  -----     ------   -----
                                                                (Dollars in thousands)

Total Capital (to risk-weighted assets) ...  $ 238,859   25.29%  $ 75,545   8.00%  $ 94,431  10.00%
Tier 1 Capital (to risk-weighted assets) ..    227,447   24.09     37,773   4.00     56,659   6.00
Leverage Capital (to average assets) ......    227,447   14.19     48,077   3.00     80,129   5.00

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

The Company utilizes computers for the daily conduct of its business and for information systems processing. Due to the reliance on such systems, the Company has followed a comprehensive process modeled from that suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts to date are detailed as follows:

Assessment, Validation, Testing and Implementation.

The Assessment Phase had two primary components. The first component defined the scope of the year 2000 problem within the Company, as well as established a formal committee responsible for monitoring Y2K progress on a regular basis. The second component assessed the size and complexity of the problem by performing an inventory of both internally developed and externally purchased computer applications. Both components of the Assessment Phase are complete.

The Validation Phase, compiled the results of vendor confirmations and internal research regarding Y2K readiness. It was during this stage that hardware and software updates, code enhancements, system replacements, vendor certifications, and other associated changes were made. This component was completed during the second quarter of 1999.

The Testing Phase certified that systems are Year 2000 compliant and had end-user acceptance. The Testing Phase was completed during the second quarter of 1999. During this phase, the Company addressed both information technology (IT) and non-IT systems. With respect to IT systems, testing of applications has been substantially completed during the second quarter of 1999. To ensure compliance of non-IT systems where testing is not possible, the Company has obtained a certification from the vendor attesting to Y2K compliance. The Company does not anticipate incurring any material expenses as a result of unpreparedness of its non-IT systems.

The Implementation Phase included the repair or replacement of systems and computer equipment, as well as the development of contingency plans. The repair and replacement stage is complete. The Company has developed a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan is consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The
business resumption contingency plan was finalized as of June 30, 1999.   In
addition, the Company has recognized the importance of customer awareness and has developed a series of statement inserts and notifications to further educate our customers on the Y2K issue, as well as our progress in addressing the related potential risks.

The Company could also be adversely affected if its vendors and customers that rely on data processing systems are not Y2K compliant prior to the end of 1999. The Company, therefore, is working with both its vendors and commercial lending customers regarding Y2K issues. Specifically, commercial lending clients have provided designated information that allows the Company to evaluate the status of each relationship relating to their Y2K readiness. Approximately 87% of existing commercial lending customers contacted have responded and have been identified as Y2K compliant. The Company has assigned follow up responsibilities to individual lending officers in an effort to evaluate the status of the remaining commercial customers. Additionally, new or renewing commercial lending customers meeting certain outstanding balance thresholds are required to certify as to their Y2K readiness as part of the loan underwriting and closing process. While management believes the exposure to the Company for customers referred to above is immaterial there remains some risk that the Company's future business operations, financial position and results of operations could be adversely impacted by the failure of such customers' operating systems resulting from Y2K issues.

The Company has incurred approximately $182,000 in expenses directly related to the Year 2000 issue, with $11,900 incurred during the quarter ended June 30, 1999. In total, the Company estimates incurring approximately $200,000 by December 31, 1999 related to Year 2000 readiness which is in addition to software and hardware maintenance costs, as well as personnel costs associated with testing Year 2000 compliance. These amounts include the cost of additional hardware and software, some of which would have been purchased in the normal course of the Company's business. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue in the event of non-compliance. Based upon efforts to ensure systems will function properly, the Company presently believes that the Year 2000 issue will not result in a material loss in revenue. The Company believes that its most likely worst case Year 2000 scenario is an increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as the potential disruption in financial markets causing liquidity concerns. The Company has attempted to mitigate this risk by identifying both material borrowers and funds providers as well as assessing their respective compliance towards Year 2000 readiness.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Quantitative and qualitative disclosures about the Company's market risk were presented in the 1998 Annual Report on pages 25 through 28. As of June 30, 1999, there have been no material changes in the disclosures about market risk from those presented in the 1998 Annual Report filed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Stockholders of Niagara Bancorp, Inc. was held on April 27, 1999 and adjourned with respect to certain matters to May 17, 1999. The Annual Meeting was conducted for the purpose of considering and acting upon the election of four directors for a three year term, the approval of the Niagara Bancorp, Inc. 1999 Stock Option Plan, the approval of the Niagara Bancorp, Inc. 1999 Recognition and Retention Plan, and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 1999. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 1999 Annual Meeting.

                                                                            Number of Votes
                                                          ---------------------------------------------------
                     Matter Considered                          For              Against           Withheld
------------------------------------------------------    --------------    ---------------    --------------

(1)    Election of Directors

             Nominees
      ----------------------
       James W. Currie                                      24,904,094                  -           330,374
       David W. Heinrich                                    24,896,499                  -           337,969
       B. Thomas Mancuso                                    24,889,344                  -           345,124
       Robert G. Weber                                      24,887,771                  -           346,697

(2)    Approval of the Niagara Bancorp, Inc. 1999
       Stock Option Plan                                     6,559,856          1,421,594           158,312

(3)    Approval of the Niagara Bancorp, Inc. 1999
       Recognition and Retention Plan                        6,387,261          1,544,590           207,911

(4)    Ratification of KPMG LLP as independent
       auditors for the Company for the year ending
       December 31, 1999                                    25,039,581             72,156           122,731



Item 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EHIBITS AND REPORTS ON FORM 8-K

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


                                    NIAGARA BANCORP, INC.


Date:  August 12, 1999      By:  /s/ William E. Swan
                                 ---------------------------------------
                                     William E. Swan
                                     President and Chief Executive Officer


Date:  August 12, 1999      By:  /s/ Paul J. Kolkmeyer
                                 ---------------------------------------
                                     Paul J. Kolkmeyer
                                     Executive Vice President and Chief
                                     Financial Officer

                                 EXHIBIT INDEX


 Exhibit
  Number
----------

   99.1  Summary of Quarterly Financial Data. Filed herewith.

   27.1  Financial Data Schedule. Filed herewith.

Exhibit 99.1
Summary of Quarterly Financial Data (1)


                                                                                                                Second Quarter
                                                       1999                                1998                  1999 vs 1998
                                            -------------------------   ---------------------------------------  -------------
                                               Second         First        Fourth         Third        Second          %
                                               Quarter       Quarter       Quarter       Quarter       Quarter       Change
                                            -----------   -----------   -----------   -----------   -----------  -------------
Selected Quarterly Average Balances
(Amounts in thousands)
Total assets.............................   $ 1,618,039   $ 1,522,004   $ 1,440,938   $ 1,384,346   $ 1,328,491     21.8%
Total interest-earning assets............     1,518,391     1,419,779     1,353,495     1,302,282     1,267,959     19.8
Securities, at amortized cost............       654,224       585,317       566,285       544,897       486,610     34.4
Loans (2)................................       826,239       771,219       733,561       696,343       664,351     24.4
Interest-bearing deposits................     1,047,151     1,024,298     1,001,754       990,393       998,798      4.8
Short-term borrowings....................        45,461         6,737         8,022        24,732        18,469    146.1
Long-term borrowings.....................       212,232       168,649       109,500        56,086        22,809    830.5
Total interest-bearing liabilities.......     1,304,844     1,199,684     1,119,276     1,071,211     1,040,076     25.5
Noninterest-bearing deposits.............        31,511        30,574        29,060        27,651        29,059      8.4
Total deposits...........................     1,078,662     1,054,872     1,030,814     1,018,044     1,027,857      4.9
Stockholders' equity.....................   $   248,892   $   257,247   $   263,448   $   258,769   $   235,840      5.5
Common shares outstanding
     Basic...............................        27,026        27,888        28,701        28,687        28,792     (6.1)
     Diluted.............................        27,026        27,888        28,701        28,687        28,792     (6.1)%

Asset Quality Data
(Amounts in thousands)
Non-performing loans.....................   $     1,919   $     2,010   $     3,296   $     3,759   $     3,885    (50.6)%
Other non-performing assets..............         1,039           955           589            21            21      N/M/(4)/
                                            -----------   -----------   -----------   -----------   -----------  ---------
Total non-performing assets..............         2,958         2,965         3,885         3,780         3,906    (24.3)
Allowance for credit losses..............         9,118         8,730         8,010         7,559         7,350     24.1
Net loan charge-offs.....................   $       159   $       101   $       995   $       451   $       174     (8.6)%
Total non-performing assets
     as percentage of total assets.......          0.18%         0.19%         0.26%         0.26%         0.29%       -
Total non-performing loans to total loans          0.22          0.26          0.43          0.53          0.57        -
Net charge-offs to average loans.........          0.02          0.01          0.07          0.04          0.01        -
Allowance for credit losses to total
 loans...................................          1.05          1.10          1.06          1.06          1.07        -
Allowance for credit losses
     to non-performing loans.............        475.14%       434.31%       243.02%       201.10%       189.19%       -





                                                                         Average                                    Period-end
                                             Average for Six Months    1999 vs 1998         As of June 30,         1999 vs 1998
                                            -----------------------    ------------  ---------------------------   -------------
                                                1999         1998        % Change       1999            1998         % Change
                                            -----------   ---------    ------------  -----------     -----------   -------------
Selected Financial Data
(Amounts in thousands)
Total assets.............................  $  1,570,287   $ 1,267,268     23.9%      $  1,633,018    $ 1,345,187      21.4%
Total interest-earning assets............     1,469,376     1,209,703     21.5          1,535,963      1,267,128      21.2
Securities, at amortized cost............       619,961       475,175     30.5            646,155        509,293      26.9
Loans (2)................................       798,881       653,993     22.2            869,991        687,462      26.6
Interest-bearing deposits................     1,035,787       992,074      4.4          1,055,568        977,522       8.0
Short-term borrowings....................        26,206        17,322     51.3             45,453         18,471     146.1
Long-term borrowings.....................       190,561        21,987    766.7            226,078         39,272     475.7
Total interest-bearing liabilities.......     1,252,554     1,031,383     21.4          1,327,100      1,035,264      28.2
Noninterest-bearing deposits.............        31,046        27,465     13.0             32,750         29,228      12.1
Total deposits...........................     1,066,833     1,019,539      4.6          1,088,318      1,006,750       8.1
Stockholders' equity.....................       253,046       184,835     36.9            239,509        256,042      (6.5)
Fair value adjustment included in
      stockholders' equity...............  $      2,378   $     3,201    (25.7)      $     (2,090)   $     3,192    (165.5)
Common shares outstanding
     Basic...............................        27,455        28,792     (4.6)            26,404         28,687      (8.0)
     Diluted.............................        27,455        28,792     (4.6)%           26,404         28,687      (8.0)%
Equity to assets.........................         16.11%        14.59%       -              14.67%         19.03%        -
Risk-weighted capital ratios:
     Tier 1 capital......................             -             -        -              24.09          34.62         -
     Total capital.......................             -             -        -              25.29          35.63         -
     Leverage capital....................             -             -        -              14.19          19.10         -

Exhibit 99.1, (Cont'd.)
Summary of Quarterly Financial Data (1)


                                                  1999                         1998                     Six Months Ended June 30,
                                         ----------------------  ---------------------------------   ------------------------------
                                           Second      First     Fourth     Third     Second                               %
                                           Quarter    Quarter    Quarter   Quarter    Quarter          1999       1998      Change
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------    ------

Selected Operations Data
(Amounts in thousands)
Interest income.......................   $  26,579  $  24,941  $  24,269  $  23,627  $  22,942      $  51,520   $ 44,206       16.5%
Interest expense......................      13,852     12,877     12,526     12,216     11,695         26,729     23,224       15.1
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Net interest income...................      12,727     12,064     11,743     11,411     11,247         24,791     20,982       18.2
Provision for credit losses...........         547        821        995        486        346          1,368        603      126.9
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Net interest income after provision...      12,180     11,243     10,748     10,925     10,901         23,423     20,379       14.9
Net securities gains..................           4        178         38          -        100            182        100       82.0
Other noninterest income..............       6,846      6,742      2,755      2,350      2,168         13,588      3,939      245.0
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Total noninterest income..............       6,850      6,920      2,793      2,350      2,268         13,770      4,039      240.9
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Salaries and employee benefits........       6,802      6,486      4,130      4,115      3,872         13,288      7,655       73.6
Other noninterest expense.............       4,895      4,809      3,694      3,517      9,865          9,704     12,835      (24.4)
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Total noninterest expense.............      11,697     11,295      7,824      7,632     13,737         22,992     20,490       12.2
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Income (loss) before income taxes.....       7,333      6,868      5,717      5,643       (568)        14,201      3,928      261.5
Income taxes (benefit)................       2,633      2,363      1,652      1,918       (214)         4,996      1,336      274.0
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------
Net income (loss).....................   $   4,700  $   4,505  $   4,065  $   3,725  $   (354)/(3)/     9,205   $  2,592/(3)/ 255.1%
                                         ---------  ---------  ---------  ---------  ---------      ---------   --------

Per Share Data
Net income
     Basic............................        0.17        0.16        0.14        0.13      (0.01)/(3)/   0.33        .09/(3)/    -
     Diluted..........................        0.17        0.16        0.14        0.13      (0.01)/(3)/   0.33        .09/(3)/    -
Cash dividends........................        0.04        0.04        0.03        0.03          -         0.08          -         -
Dividend Payout Ratio.................       23.00%      24.76%      21.19%      23.11%         -        23.86%         -         -
Book value............................        9.07        9.15        9.19        9.09       8.93         9.07       8.93         -
Market price (NASDAQ: NBCP):
     High.............................       10.94       11.13       11.50       14.75      17.06        11.13      17.06         -
     Low..............................        9.00        9.25        8.38        8.75      14.38         9.00      14.38         -
     Close............................       10.63       10.00       10.50        9.81      14.75        10.63      14.75         -

Performance Ratios (Annualized)
Return on average assets..............        1.17%       1.20%       1.13%       1.08%     (0.11)%/(3)/  1.18%      0.41%/(3)/   -
Return on average equity..............        7.57        7.10        6.17        5.76      (0.60)/(3)/   7.34       2.81/(3)/    -

Yield on interest-earning assets......        7.00        7.03        7.17        7.26       7.24         7.01       7.31         -
Rate on interest-bearing liabilities..        4.26        4.35        4.44        4.52       4.51         4.30       4.54         -
                                          --------    --------    --------    --------   --------     --------   --------   -------
Net interest rate spread..............        2.74        2.68        2.73        2.74       2.73         2.71       2.77         -

Net interest margin as a percent of
interest-earning assets...............        3.36        3.45        3.44        3.50       3.56         3.40       3.50         -

As a percentage of average assets:
     Noninterest income...............        1.70        1.84        0.78        0.68       0.68         1.75       0.64         -
     Noninterest expense..............        2.90        3.01        2.17        2.21       4.14/(3)/    2.95       3.23/(3)/    -
                                          --------    --------    --------    --------   --------     --------   --------   -------
     Net overhead.....................        1.20        1.17        1.39        1.53       3.46/(3)/    1.20       2.59/(3)/    -


Efficiency ratio......................       59.76%      60.06%      53.97%      55.46%    102.40%/(3)/  59.91%     82.22%/(3)/   -

--------------------------------------

(1) The reorganization of Lockport Savings Bank from a mutual savings bank to a stock form of organization was effective April 17, 1998. All amounts prior to this date are reflective of the consolidated financial results of Lockport Savings Bank and subsidiaries.
(2) Net of deferred loan fees and expenses, loan discounts and loans-in-process.
(3) During the second quarter of 1998, Niagara Bancorp, Inc. contributed $4.0 million, net of applicable taxes, to the Lockport Savings Bank
     Foundation. The following data excludes the effect of this contribution:

                                       Three Months Ended     Six Months Ended
                                          June 30, 1998         June 30, 1998
                                      --------------------- --------------------

Net Income..............................  $  3,630              $    6,576
Basic earnings per share................      0.13                    0.23
Diluted earnings per share..............      0.13                    0.23
Return on average assets................      1.09 %                  1.04 %
Return on average equity................      6.16 %                  7.12 %
As a percentage of average assets:
  Noninterest expense...............          2.10 %                  2.17 %
  Net Overhead..........................      1.42 %                  1.53 %
Efficiency Ratio........................     52.08 %                 55.13 %

(4)  N/M-not meaningful