Form 10-Q
period 1999-09-30
NIAGARA BANCORP INC
filed 1999-11-15
CIK 1051741

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

               For the quarterly period ended September 30, 1999

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
Yes   X        No
    -----        -----

The Registrant had 26,887,700 shares of common stock, $.01 par value, outstanding as of November 12, 1999.

================================================================================

                             NIAGARA BANCORP, INC.
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 1999

                               TABLE OF CONTENTS

Item Number                                                                 Page Number
-----------                                                                 -----------
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

        Condensed Consolidated Statements of Condition as of
          September 30, 1999 (unaudited) and December 31, 1998 ................  3

        Condensed Consolidated Statements of Income for the
          three and nine months ended September 30, 1999 and 1998 (unaudited) .  4

        Condensed Consolidated Statements of Comprehensive Income for the
          three and nine months ended September 30, 1999 and 1998 (unaudited) .  5

        Condensed Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended September 30, 1999 and 1998 (unaudited) ...  6

        Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998 (unaudited) ...........  7

        Notes to Condensed Consolidated Financial Statements (unaudited) ......  8

2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations ............................................... 11

3.   Quantitative and Qualitative Disclosures about Market Risk ............... 21

                          PART II - OTHER INFORMATION

1.   Legal Proceedings ........................................................ 22

2.   Changes in Securities and Use of Proceeds ................................ 22

3.   Defaults upon Senior Securities .......................................... 22

4.   Submission of Matters to a Vote of Security Holders ...................... 22

5.   Other Information ........................................................ 22

6.   Exhibits and Reports on Form 8-K ......................................... 22

Signatures .................................................................... 22

Exhibit Index ................................................................. 23

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     Niagara Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                         September 30,      December 31,
                                                                             1999              1998
                                                                         -------------      ------------
                                                                          (unaudited)

                                                                              (Dollars in thousands)
                                Assets
                                ------
Cash and cash equivalents:
    Cash and due from banks .......................................  $         24,167    $       29,063
    Federal funds sold and securities purchased
       under resale agreements ....................................             1,400            82,200
                                                                      ---------------     -------------
           Total cash and cash equivalents ........................            25,567           111,263

Securities available for sale .....................................           599,605           580,751
Loans, net ........................................................           937,491           744,739
Premises and equipment, net .......................................            25,114            25,247
Accrued interest receivable and other assets ......................            92,310            46,734
                                                                      ---------------     -------------
                                                                     $      1,680,087    $    1,508,734
                                                                      ===============     =============

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:
    Deposits ......................................................  $      1,099,764    $    1,060,897
    Borrowings ....................................................           300,221           142,597
    Other liabilities .............................................            44,412            41,415
                                                                      ---------------     -------------
                                                                            1,444,397         1,244,909
                                                                     ----------------    --------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued ...................................                 -                 -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued ......................               298               298
    Additional paid-in capital ....................................           135,999           136,114
    Retained earnings, substantially restricted ...................           148,449           136,602
    Accumulated other comprehensive income (loss) .................            (6,002)            4,587
    Common stock held by ESOP .....................................           (13,240)          (13,776)
    Treasury stock, at cost, 2,802,550 shares .....................           (29,814)                -
                                                                     ----------------    --------------
                                                                              235,690           263,825
                                                                      ---------------     -------------
                                                                     $      1,680,087    $    1,508,734
                                                                      ===============     =============

                     Niagara Bancorp, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                              September 30,          September 30,
                                                          --------------------   -------------------
                                                             1999        1998       1999       1998
                                                          ---------   --------   --------   --------
                                                                     (Dollars in thousands)
Interest income:
   Loans...............................................   $  17,693   $ 14,042   $ 48,694   $ 40,772
   Investment securities...............................       9,714      8,659     28,770     23,769
   Federal funds sold and securities purchased
       under resale agreements.........................         132        758        966      2,832
   Other...............................................         353        168        982        460
                                                          ---------   --------   --------   --------
            Total interest income......................      27,892     23,627     79,412     67,833

Interest expense:
   Deposits............................................      10,659     11,069     31,464     33,150
   Borrowings..........................................       4,213      1,147     10,137      2,290
                                                          ---------   --------   --------   --------
            Total interest expense.....................      14,872     12,216     41,601     35,440
                                                          ---------   --------   --------   --------

Net interest income....................................      13,020     11,411     37,811     32,393
Provision for credit losses............................         554        486      1,922      1,089
                                                          ---------   --------   --------   --------

            Net interest income after provision
                for credit losses......................      12,466     10,925     35,889     31,304
                                                          ---------   --------   --------   --------

Noninterest income:
   Bank service charges and fees.......................       1,258        909      3,524      2,632
   Loan fees...........................................         379        441      1,294      1,279
   Insurance services and fees.........................       3,961        248     11,911        751
   Bank-owned life insurance earnings..................         419        337      1,083        432
   Annuity and mutual fund commissions.................         354        200      1,051        482
   Net gain on sales of investment securities..........           1          -        183        100
   Premiums from covered-call options..................         428          -      1,225          -
   Other...............................................         229        215        528        713
                                                          ---------   --------   --------   --------
            Total noninterest income...................       7,029      2,350     20,799      6,389
                                                          ---------   --------   --------   --------

Noninterest expense:
   Salaries and employee benefits......................       7,234      4,115     20,522     11,770
   Occupancy and equipment.............................       1,105        864      3,348      2,477
   Technology and communications.......................       1,132        912      3,276      2,609
   Marketing and advertising...........................         462        549      1,480      1,357
   Goodwill amortization...............................         374          -      1,121          -
   Charitable contributions............................          17         25         99      6,828
   Other...............................................       1,805      1,167      5,274      3,081
                                                          ---------   --------   --------   --------
            Total noninterest expense..................      12,129      7,632     35,120     28,122
                                                          ---------   --------   --------   --------

             Income before income taxes................       7,366      5,643     21,568      9,571

Income tax expense.....................................       2,580      1,918      7,577      3,254
                                                          ---------   --------   --------   --------

             Net income................................  $    4,786   $  3,725   $ 13,991   $  6,317
                                                          =========   ========   ========   ========

Earnings per common share:
             Basic.....................................        0.18       0.13       0.52          -
             Diluted...................................        0.18       0.13       0.52          -

Cash dividends per common share........................           -       0.03       0.08          -

Weighted average common shares outstanding:
             Basic.....................................      26,225     28,687     27,040          -
             Diluted...................................      26,225     28,687     27,040          -

                     Niagara Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                                  (unaudited)


                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,          September 30,
                                                             ---------------------   --------------------
                                                               1999            1998         1999         1998
                                                             ---------      ---------    ---------    ---------
                                                                         (Dollars in thousands)
Net income................................................  $    4,786    $    3,725    $   13,991   $    6,317

Other comprehensive income (loss), net of income taxes:
        Net unrealized gains (losses) on securities
         available for sale...............................      (3,911)        1,738       (10,481)       2,459
        Less: Reclassification adjustment for gains
         included in net income...........................           1             -           108           59
                                                             ---------     ---------     ---------    ---------
                   Total other comprehensive income (loss)      (3,912)        1,738       (10,589)       2,400
                                                             ---------     ---------     ---------    ---------
                        Total comprehensive income........  $      874    $    5,463    $    3,402   $    8,717
                                                             =========     =========     =========    =========

                     Niagara Bancorp, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)



                                                       Additional                        Other
                                            Common       paid-in       Retained      comprehensive        ESOP       Treasury
                                            stock        capital       earnings      income (loss)       shares        stock
                                          --------   ------------    ----------    ---------------    ---------    ----------
                                                                       (Dollars in thousands)
Balances at January 1, 1998............   $      -   $          -    $  127,941    $         2,530    $       -    $        -

   Net income..........................          -              -         6,317                  -            -             -
   Unrealized gain on securities
    available for sale, net of
       reclassification adjustment.....          -              -             -              2,400            -             -
   Net proceeds of stock offering and
    issuance of common stock
    (29,351,204 shares)................        298        132,092             -                  -            -             -
   Charitable contribution of common
    stock to the Lockport Savings Bank
       Foundation (405,046 shares).....          -          4,051             -                  -            -             -
   Common stock acquired by ESOP
      (1,080,124 shares)...............          -              -             -                  -      (14,298)            -
   ESOP shares committed to be released
      (25,227 shares)..................          -             10             -                  -          334             -
   Common stock dividend of $.03 per
    share..............................          -              -          (893)                 -            -             -
                                          --------   ------------    ----------    ---------------    ---------    ----------

Balances at September 30, 1998.........   $    298   $    136,153    $  133,365    $         4,930    $ (13,964)   $        -
                                          ========   ============    ==========    ===============    =========    ==========



Balances at January 1, 1999............   $    298   $    136,114    $  136,602    $         4,587    $ (13,776)   $        -

   Net income..........................          -              -        13,991                  -            -             -
   Unrealized loss on securities
    available for sale, net of
       reclassification adjustment.....          -              -             -            (10,589)           -             -
   ESOP shares committed to be released
      (40,564 shares) .................          -           (115)            -                  -          536             -
   Purchase of treasury stock
     (2,802,550 shares)................          -              -             -                  -            -       (29,814)
   Common stock dividend of $.08 per
    share..............................          -              -        (2,144)                 -            -             -
                                          --------   ------------    ----------    ---------------    ---------    ----------

Balances at September 30, 1999.........   $    298   $    135,999    $  148,449    $        (6,002)   $ (13,240)   $  (29,814)
                                          ========   ============    ==========    ===============    =========    ==========

                                             Total
                                           ---------

Balances at January 1, 1998............    $ 130,471

   Net income..........................        6,317
   Unrealized gain on securities
    available for sale, net of
       reclassification adjustment.....        2,400
   Net proceeds of stock offering and
    issuance of  common stock
       (29,351,204 shares).............      132,390
   Charitable contribution of common
    stock to the Lockport Savings Bank
       Foundation (405,046 shares).....        4,051
   Common stock acquired by ESOP
      (1,080,124 shares)...............      (14,298)
   ESOP shares committed to be released
      (25,227 shares)..................          344
   Common stock dividend of $.03 per
    share..............................         (893)
                                           ---------

Balances at September 30, 1998.........    $ 260,782
                                           =========

Balances at January 1, 1999............    $ 263,825

   Net income..........................       13,991
   Unrealized loss on securities
    available for sale, net of
       reclassification adjustment.....      (10,589)
   ESOP shares committed to be released
      (40,564 shares) .................          421
   Purchase of treasury stock
     (2,802,550 shares)................      (29,814)
   Common stock dividend of $.08 per
    share..............................       (2,144)
                                           ---------

Balances at September 30, 1999.........    $ 235,690
                                           =========

                     Niagara Bancorp, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                          1999         1998
                                                                        ---------    ---------
                                                                       (Dollars in thousands)
Net cash provided by operating activities ...........................   $  28,366    $  23,905

Cash flows from investing activities:
   Proceeds from sales of securities available for sale .............      15,605          204
   Proceeds from maturities of securities:
       Available for sale ...........................................      15,040       21,212
       Held to maturity .............................................          --       17,000
   Principal payments on securities available for sale ..............     152,200      104,199
   Purchases of securities available for sale .......................    (233,948)    (245,323)
   Net increase in loans ............................................    (194,216)     (70,776)
  Purchase of bank-owned life insurance .............................     (10,000)     (25,000)
  Purchase of Warren-Hoffman & Associates, Inc., net of cash acquired     (11,260)          --
  Other .............................................................     (11,156)      (5,749)
                                                                        ---------    ---------

               Net cash used by investing activities ................    (277,735)    (204,233)
                                                                        ---------    ---------
Cash flows from financing activities:
  Net increase in deposits ..........................................      38,867       24,501
  Proceeds from issuance of common stock ............................          --      132,390
  Purchase of shares of common stock by ESOP ........................          --      (14,298)
  Proceeds from (repayment of) short-term borrowings ................      39,890       (8,251)
  Proceeds from long-term borrowings ................................     118,060       91,553
  Repayments of long-term borrowings ................................        (326)        (289)
  Purchase of treasury stock ........................................     (29,814)          --
  Payment of dividends on common stock ..............................      (3,004)          --
                                                                        ---------    ---------

               Net cash provided by financing activities ............     163,673      225,606
                                                                        ---------    ---------
               Net increase (decrease) in cash and cash equivalents .     (85,696)      45,278

Cash and cash equivalents at beginning of period ....................     111,263       36,613
                                                                        ---------    ---------

Cash and cash equivalents at end of period ..........................   $  25,567    $  81,891
                                                                        =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes ..............................................   $   8,588    $   3,554
          Interest expense ..........................................      40,637       35,132
                                                                        =========    =========
Noncash financing  and investing activities:
   Charitable contribution of Niagara Bancorp, Inc. common stock to
          to the Lockport Savings Bank Foundation ...................   $      --    $   4,051
                                                                        =========    =========
    Acquisition of Warren-Hoffman & Associates, Inc.:
          Fair value of:
               Assets acquired ......................................   $   2,889    $      --
               Liabilities assumed ..................................       3,655           --
               Purchase price payable ...............................       2,919           --
                                                                        =========    =========

                     Niagara Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain reclassification adjustments were made to the 1998 financial statements to conform them to the 1999 presentation.


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


(3)  Other Assets

For the period ended September 30, 1999, accrued interest receivable and other assets increased to $92.3 million from $46.7 million at December 31, 1998. This increase is related primarily to the $13.8 million of goodwill recorded by the Company in connection with the WHA acquisition, $10.0 million of bank-owned life insurance purchased during the third quarter of 1999, as well as the purchase of $8.2 million of Federal Home Loan Bank stock.


(4)  Borrowings

In order to leverage its higher level of capital and better match interest rates and maturities of certain assets and liabilities, the Company is continuing to utilize Federal Home Loan Bank advances and reverse repurchase agreements. At September 30, 1999, borrowings increased to $300.2 million from $142.6 million at December 31, 1998. The borrowings, with varying maturities extending through 2015, have interest rates ranging from 5.25% to 6.53%.


(5)  Treasury Stock

The Company has received authorization from the Board of Directors and bank regulatory agencies to repurchase up to 2,901,235 shares of its common stock outstanding. During the quarter ended September 30, 1999, the Company repurchased 464,500 shares at an average cost of $10.49 per share. On a year-to-date basis, the Company has purchased 2,802,550 shares at an average cost of $10.64 per share.

(6)  Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's basic and diluted earnings per share calculations are identical in the periods presented, as there is, currently, no dilutive effect. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 is as follows:

                                                          Three Months           Nine Months
                                                              Ended                 Ended
                                                       September 30, 1999     September 30, 1999
                                                       ------------------     ------------------
Net income available to common stockholders..........  $      4,786,000         $   13,991,000
                                                          -------------         --------------
Weighted average shares outstanding:
      Total shares issued............................        29,756,250             29,756,250
      Unallocated ESOP shares........................        (1,040,718)            (1,040,718)
      ESOP shares committed to be released...........            27,034                 13,686
      Treasury shares................................        (2,517,420)            (1,688,682)
                                                          -------------         --------------
Total weighted average shares outstanding............        26,225,146             27,040,355
                                                          -------------         --------------

Basic/diluted earnings per share.....................     $        0.18         $         0.52
                                                          =============         ==============

(7)  Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities conducted through WHA and the Savings Bank Life Insurance department ("SBLI"). Information about the Company's segments is presented in the following table for the three and nine month periods ended September 30, 1999:

                                                  Three Months Ended                         Nine Months Ended
                                                  September 30, 1999                         September 30, 1999
                                       --------------------------------------     --------------------------------------
                                                                     (Dollars in thousands)

                                          Banking       Insurance                    Banking       Insurance
                                         Activities     Activities     Total        Activities     Activities     Total
                                       ------------   ------------   --------     ------------   ------------   --------
Net interest income.................   $     13,012   $          8   $ 13,020     $     37,790   $         21   $ 37,811
Provision for credit losses.........            554              -        554            1,922              -      1,922
                                       ------------   ------------   --------     ------------   ------------   --------
   Net interest income after
    provision for credit losses.....         12,458              8     12,466           35,868             21     35,889
Noninterest income..................          3,067          3,961      7,028            8,705         11,911     20,616
Net securities gains................              1              -          1              183              -        183
Noninterest expense.................          8,506          3,623     12,129           25,082         10,038     35,120
                                       ------------   ------------   --------     ------------   ------------   --------
     Income before income taxes.....          7,020            346      7,366           19,674          1,894     21,568
Income tax expense..................          2,307            273      2,580            6,427          1,150      7,577
                                       ------------   ------------   --------     ------------   ------------   --------
     Net income.....................   $      4,713   $         73   $  4,786    $      13,247   $        744   $ 13,991
                                       ============   ============   ========     ============   ============   ========

For the three and nine month periods ended September 30, 1998, the Company determined that its business was comprised of a single operating segment and that SFAS No. 131, therefore, had no impact on its financial statements prior to the first quarter of 1999.

(8)  1999 Stock Option Plan and Recognition and Retention Plan

The Company's Stock Option Plan (the "Stock Option Plan") and Recognition and Retention Plan (the "Restricted Stock Plan") were approved during the second quarter of 1999. Under the Stock Option Plan, 1,390,660 shares of the Company's common stock have been reserved for issuance to officers, directors, key employees and other persons providing services to the Company. The Company accounts for the Stock Option Plan using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense was recognized by the Company since the stock options granted under the Stock Option Plan were at an exercise price equal to the fair market value of the Company's common stock on the date the options were granted. Under the Restricted Stock Plan, 556,264 shares of the Company's common stock have been reserved for issuance as restricted stock for any director, officer or key employee of the Company to encourage such individuals to remain with the Company and provide further incentive to achieve established corporate objectives. During the three and nine months ended September 30, 1999, the Company recognized $106,000 and $142,000, respectively, in expense related to this plan.


(9)  Recent Developments

In an effort to increase market share, the Company announced during the third quarter of 1999 that it is expanding into the neighboring Rochester, New York market. A definitive merger agreement was signed to acquire all of the outstanding common stock of Albion Banc Corp. ("Albion"), the holding company for Albion Federal Savings and Loan Association. As a result, the savings and loan association, with assets of $78.0 million, will merge the operation of its two branch locations into the Bank's branch network. Under the terms of the agreement, the Company will pay $15.75 per share in cash for each of the 753,058 outstanding shares of Albion common stock. The aggregate purchase price is approximately $12.4 million, which includes exercising all outstanding stock options. The transaction, which will be accounted for under the purchase method and is subject to approval by Albion's shareholders and various regulatory agencies, is expected to close in the first quarter of 2000.

Also during the third quarter of 1999, the Company announced an agreement to acquire Empire National Leasing, Inc. and its affiliate, Empire National Auto Leasing, Inc., nationwide providers of equipment lease financing. The transaction, which is expected to close in the first quarter of 2000, will further enhance the Company's commercial lending client base, as well as provide additional fee-based revenue. The acquired companies will operate as wholly owned subsidiaries of the Bank.

During the third quarter, the Company revised the timing of its dividend declaration to coincide with the Company's Board of Directors review of quarterly results. Therefore, on October 19, 1999, the Board of Directors approved and declared a regular quarterly dividend of six cents ($.06) per common share, which represented an increase from four cents ($.04) per common share paid in previous quarters. The dividend will be paid on November 16, 1999 to shareholders of record as of November 2, 1999.

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

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses; investment activities; loan origination, sale and servicing activities; service charges and fees collected on deposit accounts; and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expenses, and other expenses.

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

                                                                               Three Months Ended September 30,
                                                 ----------------------------------------------------------------------------------
                                                                    1999                                       1998
                                                 ---------------------------------------    ---------------------------------------
                                                      Average        Interest                  Average        Interest
                                                    Outstanding       Earned/     Yield/     Outstanding       Earned/     Yield/
                                                      Balance        Expensed      Rate        Balance        Expensed      Rate
                                                 ----------------   ----------    ------    -------------    ----------    --------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.......   $         10,092   $      132      5.19%   $      52,611    $      758       5.72%
   Investment securities (1)..................            201,356        2,882      5.73          212,107         3,168       5.97
   Mortgage related securities (1)............            425,903        6,832      6.42          332,790         5,491       6.60
   Loans (2)..................................            915,656       17,693      7.73          692,508        14,042       8.11
   Other interest-earning assets (3)..........             27,675          353      5.06           12,266           168       5.43
                                                 ----------------   ----------              -------------    ----------
         Total interest-earning assets........          1,580,682       27,892      7.06%       1,302,282        23,627       7.26%
                                                 ----------------   ----------              -------------    ----------

Allowance for credit losses...................             (9,457)                                 (7,490)
Other noninterest-earning assets (4)..........             99,840                                  89,554
                                                 ----------------                           -------------
         Total assets.........................   $      1,671,065                           $   1,384,346
                                                 ================                           =============

Interest-bearing liabilities:
   Savings accounts...........................   $        308,467   $    2,338      3.01%   $     296,049    $    2,394       3.21%
   Interest-bearing checking accounts.........            320,868        2,955      3.65          214,357         1,855       3.43
   Certificates of deposit....................            423,590        5,297      4.96          466,410         6,761       5.75
   Mortgagors' payments held in escrow........             15,191           69      1.80           13,577            59       1.72
   Other borrowed funds.......................            296,739        4,213      5.63           80,818         1,147       5.63
                                                 ----------------   ----------              -------------    ----------
         Total interest-bearing liabilities...          1,364,855       14,872      4.32%       1,071,211        12,216       4.52%
                                                 ----------------   ----------              -------------    ----------

Noninterest-bearing demand deposits...........             31,839                                  27,651
Other noninterest-bearing liabilities.........             36,189                                  26,715
                                                 ----------------                           -------------
         Total liabilities....................          1,432,883                               1,125,577
Stockholders' equity (4)......................            238,182                                 258,769
                                                 ----------------                           -------------
         Total liabilities and stockholders'
          equity..............................   $      1,671,065                           $   1,384,346
                                                 ================                           =============

Net interest income...........................                      $   13,020                               $   11,411
                                                                    ==========                               ==========

Net interest rate spread......................                                      2.74%                                     2.74%
                                                                                  ------                                   -------

Net interest-earning assets...................   $        215,827                           $     231,071
                                                 ================                           =============

Net interest income as a percentage of
   average interest-earning assets............                            3.27%                                    3.48%
                                                                    ==========                               ==========

Ratio of average interest-earning assets
   to average interest-bearing liabilities....                          115.81%                                  121.57%
                                                                    ==========                               ==========

                                                                               Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                     1999                                       1998
                                                 -----------------------------------------   ---------------------------------------

                                                       Average        Interest                   Average       Interest
                                                    Outstanding       Earned/     Yield/      Outstanding      Earned/     Yield/
                                                      Balance         Expensed     Rate         Balance        Expensed     Rate
                                                 ----------------   ----------  ----------   -------------   ----------  -----------

                                                                                   (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements.......   $         25,857   $      966      4.99%    $      66,989   $    2,832       5.65%
   Investment securities (1)..................            194,013        8,325      5.72           197,710        8,736       5.89
   Mortgage related securities (1)............            428,407       20,445      6.36           300,962       15,033       6.66
   Loans (2)..................................            836,564       48,694      7.76           664,818       40,772       8.18
   Other interest-earning assets (3)..........             22,043          982      5.96            10,426          460       5.90
                                                 ----------------   ----------               -------------   ----------
         Total interest-earning assets........          1,506,884       79,412      7.03%        1,240,905       67,833       7.29%
                                                 ----------------   ----------               -------------   ----------

Allowance for credit losses...................             (8,947)                                  (7,292)
Other noninterest-earning assets (4)..........            106,312                                   73,110
                                                 ----------------                            -------------
         Total assets.........................   $      1,604,249                            $   1,306,723
                                                 ================                            =============

Interest-bearing liabilities:
   Savings accounts...........................   $        304,255   $    6,843      3.01%    $     306,162   $    7,370       3.22%
   Interest-bearing checking accounts.........            297,075        7,745      3.49           193,480        4,771       3.30
   Certificates of deposit....................            434,028       16,730      5.15           481,731       20,882       5.80
   Mortgagors' payments held in escrow........             11,323          146      1.72            10,135          127       1.68
   Other borrowed funds.......................            243,717       10,137      5.56            53,297        2,290       5.74
                                                 ----------------   ----------               -------------   ----------
         Total interest-bearing liabilities...          1,290,398       41,601      4.31%        1,044,805       35,440       4.54%
                                                 ----------------   ----------               -------------   ----------

Noninterest-bearing demand deposits...........             31,314                                   27,529
Other noninterest-bearing liabilities.........             34,500                                   24,639
                                                 ----------------                            -------------
         Total liabilities....................          1,356,212                                1,096,973
Stockholders' equity (4)......................            248,037                                  209,750
                                                 ----------------                            -------------
         Total liabilities and stockholders'
          equity..............................   $      1,604,249                            $   1,306,723
                                                 ================                            =============

Net interest income...........................                      $   37,811                               $   32,393
                                                                    ==========                               ==========

Net interest rate spread......................                                      2.72%                                     2.75%
                                                                                 -------                                  --------

Net interest-earning assets...................   $        216,486                            $     196,100
                                                 ================                            =============

Net interest income as a percentage of
   average interest-earning assets............                            3.35%                                    3.49%
                                                                    ----------                               ----------

Ratio of average interest-earning assets
   to average interest-bearing liabilities....                          116.78%                                  118.77%
                                                                    ----------                               ----------

(1)  Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.

Lending Activities

The Company continued to demonstrate solid loan growth as the total lending portfolio increased 26% to $941.4 million at September 30, 1999 from $748.2 million at December 31, 1998. The increase was reflective of growth in all portfolios during the nine month period. As a result of the Company's continued focus on indirect lending products, total consumer and other loans increased 30% to $102.5 million for the period ended September 30, 1999, primarily in the recreational vehicle and automobile portfolios, which represented 57% of the total consumer loans originated for the same period. As the Company expanded its presence in the commercial lending market, by offering a variety of commercial-based products and services, the commercial real estate lending portfolio increased 19% while the commercial business portfolio increased 190%. In addition, the Company's asset/liability management team continued to focus on the origination of commercial real estate loans that generally reprice every one, three, or five years, as well as one-to four-family adjustable rate and biweekly real estate loans, which represented 69% of the year-to-date residential loan originations. The one-to four-family residential loan portfolio grew $134.0 million, or 29% to $590.2 million, representing 35% of total assets for the period ended September 30, 1999. Partially contributing to this loan growth was the repurchase of approximately $51.6 million of mortgages from the Savings Bank Life Insurance Fund ("Fund"). These mortgages were previously underwritten by the Company and were repurchased in conjunction with the reorganization of the Fund in order to retain the servicing function on these loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                      September 30, 1999               December 31, 1998
                                                     Amount         Percent           Amount         Percent
                                                ----------------  -----------     ---------------  -----------
                                                                     (Dollars in thousands)
Real estate loans:
   One-to four-family.........................  $        590,184       62.69%     $       456,197       60.97%
   Home equity................................            20,124        2.14               15,520        2.07
   Multi-family...............................            71,703        7.62               72,672        9.71
   Commercial real estate.....................           117,230       12.45               98,693       13.19
   Construction...............................            20,453        2.17               19,476        2.60
                                                ----------------  ----------      ---------------   ---------
      Total real estate loans.................           819,694       87.07              662,558       88.54
                                                ----------------  ----------      ---------------   ---------

Consumer and other loans:
      Mobile home.............................            25,991        2.76               24,983        3.34
      Recreational vehicle....................            19,304        2.05                8,906        1.19
      Automobile..............................            20,419        2.17                8,741        1.17
      Personal................................            15,841        1.68               15,642        2.09
      Home improvement........................             8,292        0.88                8,131        1.09
      Guaranteed student......................            12,275        1.31               12,314        1.65
      Other consumer..........................               384        0.04                  342        0.05
                                                ----------------  ----------      ---------------   ---------
         Total consumer and other loans.......           102,506       10.89               79,059       10.58
   Commercial business loans..................            19,209        2.04                6,616        0.88
                                                ----------------  ----------      ---------------   ---------
         Total loans..........................           941,409      100.00%             748,233      100.00%
                                                ================  ==========      ===============   =========

      Net deferred costs and
          unearned discounts..................             5,608                            4,516
      Allowance for credit losses.............            (9,526)                          (8,010)
                                                ----------------                  ---------------
          Total loans, net....................  $        937,491                  $       744,739
                                                ================                  ===============

There was a 47% decrease in total non-performing loans, when comparing the period ended September 30, 1999 to the same period in 1998. This decrease in total non-performing loans was achieved despite the growth sustained in the lending portfolio over the past year. As a result, the Company's allowance for credit losses as a percentage of total non-performing loans was 477.3% at September 30, 1999, compared to 201.1% at September 30, 1998. The allowance for credit losses as a percentage of total loans decreased to 1.01% for the first nine months of 1999 compared to 1.06% for the period ended September 30, 1998. The Company increased its allowance for credit losses by providing $1.9 million. Management deemed it prudent to increase the provision in light of the continued increase in the Company's loan portfolio, specifically in higher risk categories such as commercial real estate, commercial loans and indirect consumer loans. While management uses available information to recognize losses on loans, future provisions may be necessary based on changes in economic conditions and/or other conditions.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.


                                                                              September 30, 1999      December 31, 1998
                                                                           -----------------------  --------------------
                                                                                        (Dollars in thousands)
Non-accruing loans:
   One-to four-family...............................................           $         926          $      1,459
   Home equity......................................................                     132                    13
   Commercial real estate and multi-family..........................                     641                 1,706
   Consumer and other...............................................                     145                    62
   Commercial business..............................................                     152                    56
                                                                               -------------          ------------
        Total.......................................................                   1,996                 3,296

Non-performing assets...............................................                   1,017                   589
                                                                               -------------          ------------

Total non-accruing loans and non-performing assets..................           $       3,013          $      3,885
                                                                               =============          ============

Total non-accruing loans and non-performing assets
   as a percentage of total assets..................................                    0.18%                 0.26%
                                                                               -------------          ------------

Total non-accruing loans to total loans.............................                    0.21%                 0.43%
                                                                               -------------          ------------

Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                            Three Months Ended September 30,
                                                                          ----------------------------------
                                                                               1999                 1998
                                                                          --------------        -----------
                                                                                (Dollars in thousands)

Balance at beginning of period.........................................   $      9,118          $     7,350

Net charge-offs:
   Charge-offs.........................................................           (159)                (298)
   Recoveries..........................................................             13                   21
                                                                          ------------          -----------
Total net charge-offs..................................................           (146)                (277)
Provision for credit losses............................................            554                  486
                                                                          ------------          -----------
Balance at end of period...............................................   $      9,526          $     7,559
                                                                          ============          ===========

Ratio of net charge-offs during the period to
   average loans outstanding during the period.........................           0.02%                0.04%
                                                                          ------------          -----------
Allowance for credit losses to total loans at end of period............           1.01%                1.06%
                                                                          ------------          -----------
Allowance for credit losses to non-accruing loans at end of period.....         477.26%              201.10%
                                                                          ------------          -----------

Investing Activities

During the first nine months of 1999, the Company redeployed its significant December 31, 1998 federal funds sold position primarily into higher yielding loan portfolios and other investment vehicles. The Company's securities available for sales portfolio increased 3% from $580.8 million at December 31, 1998 to $599.6 million at September 30, 1999. The Company purchased $220.0 million of investment and mortgage-related securities during the first nine months of 1999. Approximately $139.2 million of collarterized mortgage obligations with three-to-ten year weighted average lives were purchased as part of the Company's leveraging strategy utilizing Federal Home Loan Bank advances with comparable maturities. Approximately $80.8 million in securities, primarily one-to-three weighted average life asset-backed securities backed by home equity loans, U.S. agency bonds and equity securities were purchased with $152.2 million in mortgage-related securities prepayments which were accelerated by the lower interest rate environment during the first half of the year. The remaining prepayments were utilized to fund the expanding loan portfolios.

During the nine months ended September 30, 1999, the Company entered into two $10 million notional amount interest-rate swap agreements with a third party. Under these agreements, the Company pays an annual fixed rate of 5.97% and 6.23% and receives a floating three month U.S. dollar LIBOR rate. The Company entered into these transactions to match more closely the repricing of its money market demand product and also to provide greater flexibility in achieving a desired interest rate risk profile.


Funding Activities

The Company has continued utilizing Federal Home Loan Bank advances and reverse repurchase agreements in order to leverage its higher level of capital and to lock-in lower long-term funding rates. This is evidenced by an increase in borrowings to $300.2 million at September 30, 1999 from $142.6 million at December 31, 1998 reflecting the continuation of the program. The rates paid on these borrowings range from 5.25% to 6.53% with varying maturities extending through 2015.


Equity Activities

Stockholders' equity decreased to $235.7 million for the period ended September 30, 1999 as compared to $263.8 million at December 31, 1998. The decrease was primarily attributable to the repurchase of 2,802,550 shares of the Company's common stock as part of two stock repurchase programs during the first nine months of 1999. The purchases were made at an average cost of $10.64 per share. The Company has received regulatory approval to repurchase up to 2,901,235 shares. In addition, as a result of the increase in the overall interest rate environment during the first nine months of 1999, the market value of the Company's available for sale investment portfolio decreased $10.6 million, net of applicable taxes, during the period.



Results of Operations for the Three Months Ended September 30, 1999
-------------------------------------------------------------------

Overview

The Company recorded earnings of $4.8 million for the quarter ended September 30, 1999, an increase of 28% from $3.7 million for the third quarter of 1998. Additionally, earnings per share for the third quarter of 1999 increased 38% to $.18 per share from $.13 per share for the third quarter of 1998. This increase primarily reflects the Company's efforts to increase fee-based sources of revenue. Net interest income increased 14% during the quarter ended September 30, 1999, primarily related to a 21% increase in average interest-earning assets. The return on average assets was 1.14% for the quarter ended September 30, 1999 compared to 1.08% for the same period in 1998. The return on average equity for the third quarter of 1999 was 7.97% compared to 5.76% for the third quarter of 1998.


Net Interest Income

Net interest income, reflecting the growth in the Company's higher yielding loan portfolio, increased 14% to $13.0 million for the quarter ended September 30, 1999, compared to $11.4 million for the same period in 1998. Interest income on loans increased 26% to $17.7 million for the 1999 quarter from $14.0 million for the same period in 1998. The increase resulted from a $223.2 million increase in average loans outstanding during the third quarter of 1999 compared to the third quarter of 1998, the benefits of which were partially offset by a 38 basis point decrease in the average yield on loans over the same periods. Interest income on investment and mortgage related securities in the available for sale portfolio increased $1.0 million to $9.7 million for the quarter ending September 30, 1999 compared to $8.7 million for the same quarter in 1998, resulting from an $82.4 million increase in the average balance of these securities, partially offset by a 16 basis point decrease in the average yield earned on these investments.

Interest expense on deposits continued to reflect the lower market rates paid on deposits, decreasing $410,000 to $10.7 million for the period ending September 30,1999 from $11.1 million for the same period in 1998. This decrease resulted from a 47 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by a $77.7 million increase in the average balance of interest-bearing deposits. The interest expense on borrowed funds increased to $4.2 million for the period ended September 30,1999 compared to $1.1 million for the same period in 1998, resulting primarily from the increase in average borrowed funds outstanding. While the net interest rate spread remained the same for both periods, the net interest margin declined to 3.27% for the three months ended September 30, 1999 compared to 3.48% for the same quarter in 1998. This decline primarily reflects the decrease in the Company's net interest-earning assets when comparing the two periods. Funds previously available for investment in interest-earning assets during the 1998 period were utilized to fund the Company's stock buy-back programs and to purchase bank-owned life insurance, earnings on which are recognized as noninterest income.


Provision for Credit Losses

The provision for credit losses totaled $554,000 for the three months ended September 30, 1999 compared to $486,000 for the same period in 1998 reflecting the growth in the loan portfolio, in particular, the commercial real estate, commercial business and indirect consumer lending portfolios, which generally carry a higher degree of risk. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Reflecting the Company's efforts to place less reliance on net interest income as its primary source of revenue, noninterest income increased to $7.0 million for the three months ended September 30, 1999 from $2.4 million for the same period in 1998. Approximately $4.0 million of noninterest income was recognized during the third quarter of 1999 relating to insurance subsidiary activities. In addition, noninterest income was generated through various investment initiatives, including premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on additional bank-owned life insurance purchased during the third quarter of 1999, and increased commissions received on the sale of third-party annuities and mutual funds. Also contributing to the increase was fee revenue associated with the Company's relationship checking account product, as well as continued growth in the usage of the debit card product.


Noninterest Expense

Noninterest expense totaled $12.1 million for the third quarter of 1999 reflecting a $4.5 million increase over the third quarter of 1998 total of $7.6
million.   Approximately $3.6 million of this increase, primarily in salaries and benefits, occupancy and equipment costs and goodwill amortization, is due to the operation of the insurance subsidiaries, which were acquired during the first quarter of 1999. Also contributing to the increase were compensation expenses related to various incentive plans, newly developed sales commission programs, the growing loan origination and telephone banking sales forces, legal and professional fees, as well as costs connected to the implementation of a new home banking and electronic bill payment service.

Income Taxes

Income tax expense totaled $2.6 million for the quarter ended September 30, 1999, which resulted in an effective tax rate of 35% compared to income tax expense of $1.9 million for the same period in 1998, reflecting an effective tax rate of 34%. The increase in tax expense is largely related to the increase in net income, while the increase in the effective rate resulted primarily from the amortization of nondeductible goodwill related to the insurance subsidiary acquisition.

Results of Operations for the Nine Months Ended September 30, 1999
------------------------------------------------------------------

Overview

Net income increased 36% to $14.0 million, or $.52 per share, for the nine month period ended September 30, 1999 compared to $10.3 million for the same period in 1998. The 1998 earnings are exclusive of a one-time contribution of $4.0 million, net of applicable income taxes, to fund the establishment of the Lockport Savings Bank Foundation. This increase was driven by growth in the securities and loan portfolios, as well as an emphasis on developing additional sources of noninterest income. The return on average assets was 1.17% for the nine months ended September 30, 1999 compared to 1.05% for the same period in 1998. The return on average equity for the first nine months of 1999 was 7.54% compared to 6.55% for the same period of 1998.


Net Interest Income

Net interest income increased 17% to $37.8 million for the nine months ended September 30, 1999, compared to $32.4 million for the same period in 1998, reflecting an increase in net interest-earning assets, primarily as a result of the Company's stock offering during the second quarter of 1998. Interest income on loans increased 19% to $48.7 million for the 1999 period from $40.8 million for the same period in 1998. The increase resulted from a $171.7 million increase in average loans outstanding during the first nine months of 1999 compared to the same period in 1998, the benefits of which were partially offset by a 42 basis point decrease in the average yield on loans over the same time periods. Interest income on investment and mortgage related securities in the available for sale portfolio increased $5.0 million to $28.8 million for the nine months ending September 30, 1999 compared to $23.8 million for the same period in 1998, resulting from a $123.7 million increase in the average balance of these securities, partially offset by a 19 basis point decrease in the average yield earned on these investments.

Interest expense on deposits decreased $1.7 million to $31.5 million for the nine months ending September 30,1999 from $33.2 million for the same period in 1998, resulting from a 45 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by a $55.2 million increase in the average balance of interest-bearing deposits. The interest expense on borrowed funds increased to $10.1 million for the nine months ended September 30,1999 compared to $2.3 million for the same period in 1998, resulting primarily from the increase in average borrowed funds outstanding. This increase was partially offset by a 18 basis point decline in the average rate paid for these borrowings during the comparable periods.

The net interest margin was 3.35% for the nine months ended September 30, 1999 compared to 3.49% for the same period in 1998. The narrowing of the net interest margin resulted primarily from a 3 basis point decrease in the interest rate spread to 2.72% for the nine months ended September 30, 1999 from 2.75% for the
same period in 1999.    The decrease in the interest rate spread reflects the
general decline in market yields on interest-earning assets and the additional funding costs of borrowed funds, as well as interest-bearing checking accounts, primarily money market demand accounts, which carry a market-based cost of funds that is slightly higher than the other interest-bearing liabilities of the Company. The decline in the interest rate spread was partially offset by a 10% increase in net interest-earning assets when comparing the two periods. Net interest-earning assets increased primarily due to the proceeds generated by the Company's stock offering, but was offset by decreases in interest-earning assets resulting from the utilization of funds for the Company's two stock-buy back programs, the purchase of the WHA insurance subsidiaries and investments in bank-owned life insurance, earnings on which are recognized as noninterest income.


Provision for Credit Losses

Reflecting growth in the loan portfolio, the provision for credit losses increased to $1.9 million for the nine months ended September 30, 1999 compared to the $1.1 million for the same period in 1998. The growth experienced in the lending portfolio is primarily concentrated in the commercial real estate, commercial business and consumer lending portfolios, which generally carry a higher degree of risk. The provision for credit losses is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given on such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-performing loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision.


Noninterest Income

Noninterest income increased to $20.8 million for the nine months ended September 30, 1999 from $6.4 million for the same period in 1998. Approximately $11.1 million of noninterest income was recognized during the first nine months of 1999 relating to the insurance subsidiary activities. In addition, premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on bank-owned life insurance, as well as increased commissions received from the sales of third-party annuity and mutual fund products had a positive impact on year-to-date noninterest income. Fees generated from a revised relationship checking account product and continued growth in the usage of the debit card product also contributed to the increase in noninterest income during the nine-month period ended September 30, 1999.


Noninterest Expense

Noninterest expense totaled $35.1 million for the nine months ended September 30, 1999 reflecting a $13.7 million increase over the nine months ended September 30, 1998 total of $21.4 million, exclusive of the one-time charitable contribution made in 1998. Approximately $10.0 million of the noninterest expense for the nine months ended 1999 was related to the operation and acquisition of the insurance subsidiaries, primarily in salaries and benefits, occupancy and equipment costs and $1.1 million of goodwill amortization. Also contributing to the increase were costs associated with the recognition of compensation expenses related to new stock incentive and benefit plans, newly developed sales commission programs, the growing residential and commercial loan origination and telephone banking sales forces, various expenses relating to the Company's operation as a publicly traded entity and maintenance and depreciation costs connected to the Company's ongoing upgrade of technology and communications equipment.


Income Taxes

Income tax expense totaled $7.6 million for the first nine months of 1999 compared to $3.3 million for the same period in 1998. The Company's effective tax rate increased to 35% for the nine months ending September 30, 1999 compared to 34% for the same period in 1998 resulting primarily from the nondeductible goodwill related to the insurance subsidiary acquisition.


Liquidity and Capital Resources

In addition to the Company's primary funding sources of deposits and borrowings, additional funding is provided from the principal and interest payments on loans, mortgage related and debt and equity securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by market interest rates, economic conditions and competition.

Accelerated principal repayments on mortgage related and other available-for-sale securities provided an additional source of liquidity, totaling $152.2 million for the nine months ended September 30, 1999 compared to $104.2 million for the nine months ended September 30, 1998. Other borrowings, as a result of the leveraging strategy, increased $157.6 million during the first nine months of 1999.

The primary investing activities of the Company are the origination of residential one-to four-family mortgages, commercial real estate loans, consumer loans, as well as the purchase of mortgage related and debt and equity securities. During the first nine months of 1999 and 1998, loan originations totaled $282.2 million and $218.3 million, respectively. Purchases of mortgage related securities, primarily CMOs, totaled $144.3 million for the nine months ended September 30, 1999 compared to $149.9 million for the nine months ended September 30, 1998. Purchases of other available for sale securities, primarily short-term asset-backed securities and equity securities, during the first nine months of 1999 totaled $75.7 million compared to $95.5 million for the same period in 1998. Also during the first nine months of 1999, the Company closed on the acquisition of WHA utilizing existing liquid assets and purchased $51.6 million of one-to four-family residential mortgages funded by FHLB advances.

At September 30, 1999, outstanding loan commitments totaled $83.8 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements, short-term advances from the Federal Reserve Bank and
FHLB advances.   As of September 30, 1999, the total of cash, demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements was $25.6 million, or 1.5% of total assets.

At September 30, 1999, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.



                                                                          As of September 30, 1999
                                            ---------------------------------------------------------------------------
                                                                              Required           It To Be Well Capitalized
                                                                             For Capital          Under Prompt Corrective
                                                       Actual                   Adequacy                   Action
                                            ----------------------      -------------------      ----------------------
                                                 Amount      Ratio         Amount     Ratio          Amount      Ratio
                                            -------------  -------      ----------  -------      ------------  --------
                                                                            (Dollars in thousands)

Total Capital (to risk-weighted assets)...  $     239,051    24.00%     $   79,687     8.00%     $     99,608    10.00%
Tier 1 Capital (to risk-weighted assets)..        227,913    22.88          39,843     4.00            59,765     6.00
Leverage Capital (to average assets)......       227,9131    13.71          49,861     3.00            83,102     5.00

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

The Testing Phase certified that systems are Year 2000 compliant and had end-user acceptance. The Testing Phase was completed during the second quarter of 1999. During this phase, the Company addressed both information technology (IT) and non-IT systems. With respect to IT systems, the testing of applications was completed during the second quarter of 1999. To ensure compliance of non-IT systems where testing is not possible, the Company has obtained a certification from the vendor attesting to Y2K compliance. The Company does not anticipate incurring any material expenses as a result of unpreparedness of its non-IT systems.

The Implementation Phase included the repair or replacement of systems and computer equipment, as well as the development of contingency plans. The repair and replacement stage is complete. The Company has developed a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan is consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan was finalized during the second quarter of
1999.   In addition, the Company has recognized the importance of customer awareness and has developed a series of statement inserts and notifications to further educate customers on the Y2K issue, as well as the Company's progress in addressing the related potential risks.

The Company could also be adversely affected if its vendors and customers that rely on data processing systems are not Y2K compliant prior to the end of 1999. The Company, therefore, has worked with both its vendors and commercial lending customers regarding Y2K issues. Specifically, commercial lending clients have provided designated information that allows the Company to evaluate the status of each relationship relating to their Y2K readiness. Additionally, new or renewing commercial lending customers meeting certain outstanding balance thresholds are required to certify as to their Y2K readiness as part of the loan underwriting and closing process. While management believes the exposure to the Company for customers referred to above is not significant there remains some risk that the Company's future business operations, financial position and results of operations could be adversely impacted by the failure of such customers' operating systems resulting from Y2K issues.

The Company has incurred approximately $182,000 in expenses directly related to the Year 2000 issue. These expenses include the additional hardware and software, some of which would have been purchased in the normal course of the Company's business. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue in the event of non-compliance. Based upon efforts to ensure systems will function properly, the Company presently believes that the Year 2000 issue will not result in a material loss in revenue. The Company believes that its most likely worst case Year 2000 scenario is an increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as the potential disruption in financial markets causing liquidity concerns. The Company has attempted to mitigate this risk by identifying both material borrowers and funds providers, as well as assessing their respective compliance towards Year 2000 readiness.



Item 3.  Quantitative and Qualitative Disclosure about Market Risk


Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The company monitors this interest rate sensitivity partially through the use of a net income model, which generates estimates of changes in net income over a range of interest rate scenarios.

The Asset-Liability Committee, which includes members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate swap agreements.

The accompanying table as of September 30, 1999 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

        Changes in         Calculated increase (decrease) at September 30, 1999
      interest rates               Net Income         Net Portfolio Value
    ------------------          ----------------   -------------------------

      +200 basis points             (1,790)                  (27,412)
      +100 basis points               (881)                  (13,615)
      -100 basis points                805                     9,010
      -200 basis points              1,561                    14,196

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


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed herewith or are incorporated by reference to other filings:

     Exhibit No.
     -----------
         99.1  Summary of Quarterly Financial Data

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K

     Niagara Bancorp, Inc. filed a Current Report on Form 8-K dated August 30, 1999 disclosing under Item 5 that Lockport Savings Bank had reached an agreement to acquire Albion Banc Corp. Such Current Report, as an Item 7 exhibit also included the Agreement and Plan of Merger dated August 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NIAGARA BANCORP, INC.


Date:  November 12, 1999       By:  /s/ William E. Swan
                                    -------------------------------------------
                                        William E. Swan
                                        President and Chief Executive Officer


Date:  November 12, 1999       By:  /s/ Paul J. Kolkmeyer
                                    -------------------------------------------
                                        Paul J. Kolkmeyer
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit
  Number
----------

27.1        Financial Data Schedule.  Filed herewith.

99.1        Summary of Quarterly Financial Data.  Filed herewith.