Form 10-K
period 1999-12-31
NIAGARA BANCORP INC
filed 2000-03-30
CIK 1051741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transaction period from ______________ to __________________

                         Commission File Number: 0-23975
                                                 -------

                              NIAGARA BANCORP, INC.
        ---------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            DELAWARE                                    16-1545669
----------------------------------       ---------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization

6950 SOUTH TRANSIT ROAD, P.O. BOX 514, LOCKPORT, NY            14095-0514
---------------------------------------------------    -------------------------
    (Address of Principal Executive Officer)                   (Zip Code)

                                  (716)625-7500
        ---------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                          ----------------------------


           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
        ---------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES     X    NO
     ------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 22, 2000, there were issued and outstanding, exclusive of treasury shares, 26,298,900 shares of the Registrant's Common Stock.

The aggregate market value of the 9,806,351 shares of voting stock held by non-affiliates of the Registrant was $92,179,700, as computed by reference to the last sales price on March 22, 2000, as reported by the Nasdaq National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding stock have been deemed to be affiliates.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES


                             DOCUMENTS INCORPORATED
                                  BY REFERENCE


The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy Statement:




                      Document                                                             Part
------------------------------------------------------    -----------------------------------------------------------------
Proxy Statement for the 2000 Annual Meeting of            Part III, Item 10
Stockholders                                              "Directors and Executive Officers of the Registrant"

                                                          Part III, Item 11
                                                          "Executive Compensation"

                                                          Part III, Item 12
                                                          "Security Ownership of Certain Beneficial Owners and Management"

                                                          Part III, Item 13
                                                          "Certain Relationships and Related Transactions"

                                TABLE OF CONTENTS

     ITEM                                                                                                           PAGE
    NUMBER                                                                                                         NUMBER
----------------                                                                                               -------------

                                                                  PART I

       1         Business..................................................................................          4

       2         Properties................................................................................          23

       3         Legal Proceedings.........................................................................          24

       4         Submission of Matters to Vote of Security Holders.........................................          24


                                                                 PART II

       5         Market for Registrant's Common Equity and Related Stockholder Matters.....................          24

       6         Selected Financial Data...................................................................          25

       7         Management's Discussion and Analysis of Financial Condition and Results of Operations.....          27

      7A         Quantitative and Qualitative Disclosure about Market Risk.................................          35

       8         Financial Statements and Supplementary Data...............................................          38

       9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......          68


                                                                 PART III

      10         Directors and Executive Officers of the Registrant........................................          68

      11         Executive Compensation....................................................................          68

      12         Security Ownership of Certain Beneficial Owners and Management............................          68

      13         Certain Relationships and Related Transactions............................................          68


                                                                     PART IV

      14         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................          69

      Signatures...........................................................................................          70

                                     PART I

ITEM 1.  BUSINESS

GENERAL

NIAGARA BANCORP, INC.
Niagara Bancorp, Inc. (the "Company") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank (the "Bank"), formerly Lockport Savings Bank. Approximately 38.7% of the shares of the Company's common stock is held by the public and approximately 60.0% of its shares are held by Niagara Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in the state of New York. Approximately 1.3% of the Company's shares of common stock were issued to establish the First Niagara Bank Foundation (the "Foundation"), which is dedicated exclusively to supporting charitable causes and community development activities throughout Western New York.

The business and management of the Company consist primarily of the business and management of the Bank. The Company neither owns nor leases any property, but uses the premises, equipment and furniture of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank and utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands its business in the future.

Pending shareholder approval at the Company's 2000 Annual Meeting, the name of the holding company will be changed to First Niagara Financial Group, Inc. The name change will link the entire organization under a common brand focused on providing a unique array of financial services.

FIRST NIAGARA BANK (FORMERLY LOCKPORT SAVINGS BANK)
The Bank was organized in 1870 as a New York chartered mutual savings bank. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum amount permitted by law. The Bank operates as a wholly-owned subsidiary of the Company and is a full-service, community-oriented savings bank that emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its traditional market area in the Western New York counties of Niagara, Orleans, Erie and Genesee. The Bank's business is primarily accepting deposits from customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans, consumer loans, and investment securities.

During 1999, the Bank expanded its strategic focus in both product offerings and market area. To further enhance its growth as a complete financial services provider, the Bank completed the acquisition of Warren-Hoffman & Associates, Inc. ("WHA") and three of its affiliated companies in the first quarter of 1999. These companies offer insurance products, on an agency basis, including personal and business insurance, surety bonds, risk management, life, disability and long-term coverage, as well as provides third-party administration of employee benefit plans. Additionally, to supplement its product offerings to its commercial business customers, the Bank acquired Empire National Leasing, Inc. and Empire National Auto Leasing, Inc. (collectively "ENL") during January of 2000. ENL is a nationwide provider of equipment lease financing through a network of well-established manufacturers, distributors, vendors and customers in a variety of industries. Each operates as wholly-owned subsidiaries of the Bank.

The Bank also recognized an opportunity to expand its market area beyond its traditional Western New York counties. The Bank opened a loan production office in Rochester during 1999 and a full service branch location during the first quarter of 2000. To further this expansion, the Bank closed on its acquisition of Albion Banc Corp. on March 24, 2000, merging the two branches of its subsidiary, Albion Federal Savings and Loan, into the Bank's branch system. As a supplement to this market expansion and to further enhance customer convenience, the Bank implemented a home banking system during the third quarter of 1999.

In recognition of this expansion in geographic scope, as well as the continued diversification of its financial services product offerings, the Bank received approval from the New York Banking Department to change its name to First Niagara Bank, effective February 21, 2000.

CORTLAND SAVINGS BANK
Relative to the expansion into the adjacent Rochester market during the fourth quarter of 1999, the Company announced that it had reached an agreement to acquire all of the stock of CNY Financial Corporation, the holding company for Cortland Savings Bank ("CSB"). CSB, which was founded in 1866 and is headquartered in Cortland, New York, engages in full service community banking primarily to individuals and small-to-medium sized businesses through its three branch locations in Cortland County and loan production offices in

Liverpool, Onondaga County and Ithaca, Tompkins County. After the acquisition is completed, which is expected to be during the second quarter of 2000, CSB will operate as a wholly-owned, independently operated subsidiary of the Company.


FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.


MARKET AREA AND COMPETITION

The Company has been, and intends to continue to be, a holding company of community-oriented institutions that offer a variety of financial services to meet the needs of the communities where its full service banking offices are located. The Company's primary lending area has also historically been concentrated in the same counties as its branch offices.

The Company faces significant competition in both making loans and attracting deposits. The Western and Central New York regions have a high density of financial institutions, most of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as a result of, among other things, Internet banking, the elimination of restrictions on the interstate operations of financial institutions, and the passage in November 1999 of financial modernization legislation that permits affiliations between banks, securities firms and insurance companies.


LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination, for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. The Company also originates multi-family residential real estate loans, commercial real estate loans, consumer loans, construction and commercial business loans. The Company generally sells in the secondary market a limited amount of 20-30 year monthly and 25-30 year bi-weekly residential mortgage loans, and retains for its portfolio adjustable-rate and fixed-rate monthly residential mortgage loans with maturities of 15 years or less, together with fixed-rate bi-weekly mortgage loans with maturities of 20 years or less. However, the Company is primarily a portfolio lender and at any one time, the Company holds only a nominal amount of loans identified as held-for-sale. The Company retains the servicing rights on all mortgage loans it sells and realizes monthly service fee income. The Company retains in its portfolio all multi-family residential loans, commercial real estate loans, commercial business loans, and consumer loans that it originates with the exception of education loans which, as they enter their repayment phase, are sold to the Student Loan Marketing Association ("Sallie Mae").

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                                           AT DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                       1999                  1998                1997                 1996               1995
                                 ----------------      -----------------   -----------------    -----------------  ----------------
                                 AMOUNT   PERCENT      AMOUNT    PERCENT   AMOUNT   PERCENT     AMOUNT   PERCENT   AMOUNT   PERCENT
                                 ------   -------      ------    -------   ------   -------     ------   -------   ------   -------
                                                                         (DOLLARS IN THOUSANDS)

  Real estate loans:
      One- to four-family       $609,742    61.55%   $ 456,197    60.97%  $ 392,846   61.47%  $ 360,573   59.85%  $319,340   59.31%
      Home equity..........       22,499     2.27       15,520     2.07      13,587    2.13      11,337    1.88     10,234    1.90
      Multi-family.........       74,652     7.54       72,672     9.71      74,049   11.59      71,397   11.85     71,489   13.28
      Commercial...........      120,758    12.19       98,693    13.19      77,217   12.08      68,601   11.38     62,005   11.52
      Construction.........       28,413     2.87       19,476     2.60      10,791    1.69      12,493    2.07      7,891    1.47
                                 -------    -----      -------    -----     -------   -----     -------   -----    -------   -----
        Total real estate loans  856,064    86.42      662,558    88.54     568,490   88.96     524,401   87.03    470,959   87.48
                                 -------    -----      -------    -----     -------   -----     -------   -----    -------   -----


  Consumer loans:
      Mobile home..........       25,957     2.62       24,983     3.34      22,747    3.56      21,406    3.55     20,630    3.83
      Recreational vehicle.       23,389     2.36        8,906     1.19       1,553    0.24       1,602    0.26      1,517    0.29
      Vehicle..............       24,289     2.45        8,741     1.17       7,306    1.14      18,747    3.11     12,591    2.34
      Personal.............       15,771     1.59       15,642     2.09      15,157    2.37      13,596    2.26     11,485    2.13
      Home improvement.....        7,983     0.81        8,131     1.09       7,609    1.19       6,879    1.14      7,046    1.31
      Guaranteed education.       12,564     1.27       12,314     1.65      10,975    1.72      10,702    1.78      9,874    1.83
      Other consumer.......          280     0.03          342     0.05         321    0.05         335    0.06        181    0.03
                                 -------    -----      -------    -----     -------   -----     -------   -----    -------   -----
        Total consumer loans     110,233    11.13       79,059    10.58      65,668   10.27      73,267   12.16     63,324   11.76
                                 -------    -----      -------    -----     -------   -----     -------   -----    -------   -----


  Commercial business loans       24,301     2.45        6,616     0.88       4,893    0.77       4,895    0.81      4,085    0.76
                                 -------    -----      -------    -----     -------   -----     -------   -----    -------   -----


        Total loans........      990,598   100.00%     748,233   100.00%    639,051  100.00%    602,563  100.00%   538,368  100.00%
                                 -------   ======     --------   ======     -------  ======     -------  ======    -------  ======


  Net deferred costs and
        unearned discounts.         4,892                4,516                3,266               2,462              2,310
  Allowance for credit losses      (9,862)              (8,010)              (6,921)             (6,539)            (4,707)
                                 --------             --------             --------            --------          ---------
        Total loans, net...      $985,628             $744,739             $635,396            $598,486          $ 535,971
                                 ========             ========             ========            ========          =========



One- to Four-Family Real Estate Lending. The Company's primary lending activity has been the origination, for retention in the Company's portfolio, of mortgage loans to enable borrowers to purchase one- to four-family, owner-occupied properties located in its primary market area. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500,000. Over 61%, or $371.5 million, of the Company's residential portfolio consists of fixed rate bi-weekly mortgages, which feature an accelerated payment structure.

The Company currently offers both fixed, and adjustable rate conventional and government guaranteed Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Farmers Home Assistance ("FMHA") mortgage loans with terms of 10-30 years that are fully amortizing with monthly or bi-weekly loan payments. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") secondary market standards. Private mortgage insurance ("PMI") is required for loans with loan-to-value ratios in excess of 80%.

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

The Company currently offers several one- to four-family, adjustable-rate mortgage loan ("ARMs") products secured by residential properties with rates that adjust every one, three, or seven years. The one- to four-family ARMs are offered with terms of up to 30 years. After origination, the interest rate on one- to four-family ARMs is reset based upon a contractual spread or margin above the average yield on United States Treasury Securities, adjusted to a Constant Maturity (the "U.S. Treasury Constant Maturity Index"), as published weekly by the Federal Reserve Board (the "FRB"). The appropriate index utilized at each interest rate change date corresponds to the initial one, three, or seven year adjustment period of the loan.

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

The retention of ARMs in the Company's portfolio help to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding 25-30 year fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARMs, which are converted to 25-30 year fixed-rate term loans, to either FNMA or FHLMC.

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office complexes, and commercial and industrial real estate. The commercial real estate loans are predominately secured by nonresidential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships.

At December 31, 1999, approximately 76% of the Company's commercial real estate and multi-family loans were secured by properties located in the Western New York market area. The Company's current policy with regard to such loans is to emphasize geographic distribution within its primary market area, diversification of property type and minimization of credit risk.

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

The Company also offers commercial real estate and multi-family construction mortgage loans. Most construction loans are made as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and automatic conversion to a permanent loan upon completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction phase of the loan is made on a short-term basis, usually not exceeding two years, with floating interest rate levels generally established at a spread in excess of either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for permanent commercial mortgage loans, as well as a submission to the Company of completed plans, specifications and cost estimates related to the proposed construction. These items are used as an additional basis to determine the appraised value of the subject property.

The Company has increased its emphasis on commercial real estate and multi-family lending desiring to invest in assets bearing interest rates which are generally higher than those obtainable on residential mortgage loans and which are more sensitive to changes in market interest rates. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with one- to four-family residential mortgage lending, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios.

Home Equity Lending. The Company offers both fixed-rate, fixed-term, home equity and second mortgage loans, and variable, prime rate home equity lines of credit (HELOCs) in its market area. Both fixed rate and floating rate home equity loans are offered in amounts up to 90%, with mortgage insurance, of the appraised value of the property (including the first mortgage) with a maximum loan amount of

$100,000. Fixed-rate home equity loans are offered with repayment terms of up to fifteen years and HELOCs are offered for terms up to thirty years. The line may be drawn upon for ten years, during which principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining twenty years.

Consumer Loans. The Company originates a variety of consumer loans, including home improvement loans, new and used automobile loans, mobile home loans, education loans, boat and recreational vehicle ("RV") loans, personal unsecured loans, including both fixed-rate installment loans and prime-based variable rate lines-of-credit, and savings account "passbook" loans.

Mobile home loans have shorter terms to maturity than traditional 30-year residential loans and higher yields than single-family residential mortgage loans. The Company generally offers mobile home loans with fixed-rate, fully amortizing loan terms of 10-20 years. The mobile home units, both new and used, are located in well-managed mobile home parks, primarily located throughout New York State and are reviewed and inspected by the Company's management team as part of its ongoing underwriting process.

The Company has contracted with an independent third-party to generate all mobile home loan applications. However, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator will, at the request of the Company, contact borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services, and as part of the origination and servicing contract, the Company pays the originator a fee at loan funding, of which generally 40% is deposited into a noninterest bearing escrow account, and is under the sole control of the Company to absorb future losses which may be incurred on the loans.

The Company also participates in indirect lending programs with local Western New York auto dealerships, a major national RV financing company, as well as an auto leasing company, which allows the Company to purchase "A paper" quality RV loans and auto leases. These loans are underwritten by the Company's consumer lending officers in accordance with Company policy. The RV loans generally carry a term of up to fifteen years and the auto leases generally have terms up to 36 months. While the Company retains the credit and collateral risk associated with these loans and leases, by contract, repossessions and remarketing is the responsibility of the financing and leasing companies.

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

Commercial Business Loans. In an effort to expand its capacity to generate more interest sensitive loan products, the Company has recently established a small business lending unit, which offers commercial business loans to existing customers in its market area, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans are made for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate.

During 1999, the Company began purchasing installment leases through its relationship with ENL. These leases, generally in amounts up to $100,000 with terms no greater than 60 months are guaranteed by the principals of the lessee and collaterized by the equipment.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 1999, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which the final contractual repayment is due.


                                                                     ONE
                                                   WITHIN          THROUGH           AFTER
                                                     ONE            FIVE             FIVE
                                                    YEAR            YEARS            YEARS            TOTAL
                                                ------------     ------------     -----------      -----------
                                                                        (IN THOUSANDS)

              Real estate loans:
                  One- to  four-family.....    $     61,311     $     20,685     $   527,746      $   609,742
                  Home equity..............          14,434            1,284           6,781           22,499
                  Multi-family.............          28,077           38,905           7,670           74,652
                  Commercial...............          31,536           38,427          50,795          120,758
                  Construction.............          18,692            2,439           7,282           28,413
                                                ------------     ------------     -----------      -----------
                     Total real estate loans        154,050          101,740         600,274          856,064
                                                ------------     ------------     -----------      -----------

              Consumer loans...............          22,224           32,416          55,593          110,233

              Commercial business loans....          15,315            7,236           1,750           24,301
                                                ------------     ------------     -----------      -----------

                     Total loans...........    $    191,589     $    141,392     $   657,617      $   990,598
                                                ============     ============     ===========      ===========




Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 1999, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2000. Adjustable and floating-rate loans are included based on the next repricing date.




                                                                    DUE AFTER DECEMBER 31, 2000
                                                       ------------------------------------------------------
                                                            FIXED            ADJUSTABLE            TOTAL
                                                       ----------------    ---------------     --------------
                                                                          (IN THOUSANDS)

                     Real estate loans:
                         One- to  four-family.....     $       514,680     $       33,751      $     548,431
                         Home equity..............               8,065                  -              8,065
                         Multi-family.............              12,695             33,880             46,575
                         Commercial...............              37,750             51,472             89,222
                         Construction.............               3,402              6,319              9,721
                                                          -------------       ------------        -----------
                            Total real estate loans            576,592            125,422            702,014
                                                          -------------       ------------        -----------

                     Consumer loans...............              88,009                  -             88,009

                     Commercial business loans....               8,783                203              8,986
                                                          -------------       ------------        -----------

                            Total loans...........     $       673,384     $      125,625      $     799,009
                                                          =============       ============        ===========

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets.

                                                                           AT DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                              1999               1998             1997              1996              1995
                                         --------------    ---------------   --------------    --------------     -------------
                                                                        (DOLLARS IN THOUSANDS)

      Non-accruing loans (1):
        Real estate:
           One- to four-family........     $      974        $    1,459        $    1,126        $      473        $     1,100
           Home equity................            130                13                 -                58                 34
           Commercial and multi-family            640             1,706             1,364             1,822              2,436
        Consumer .....................             33                62               235               257                166
        Commercial business...........            152                56               322             2,108                219
                                           -----------       -----------       -----------       -----------       ------------
             Total....................          1,929             3,296             3,047             4,718              3,955
                                           -----------       -----------       -----------       -----------       ------------

      Non-performing assets:
        Other real estate owned (2):
           One- to four-family........            238               175                21               155                  -
           Commercial and multi-family            835               414               202               162                257
        Other non-performing assets:
           Investments in affiliates..              -                 -                 -               157                264
           Nationar receivable (3)....              -                 -                 -                 -              5,053
                                           -----------       -----------       -----------       -----------       ------------
             Total....................          1,073               589               223               474              5,574
                                           -----------       -----------       -----------       -----------       ------------

      Total non-performing assets.....     $    3,002        $    3,885        $    3,270        $    5,192        $     9,529
                                           ===========       ===========       ===========       ===========       ============

      Total non-performing assets as
        a percentage of total assets..           0.18%             0.26%             0.28%             0.48%              0.97%
                                           ===========       ===========       ===========       ===========       ============

      Total non-performing loans to
        total loans (4) ..............           0.19%             0.43%             0.47%             0.78%              0.74%
                                           ===========       ===========       ===========       ===========       ============

     -----------------------

     (1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
     (2) Other real estate owned balances are shown net of related allowances.
     (3) On February 6, 1995, the Superintendent seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. As of December 31, 1995, the Company had $5.7 million in demand deposits held in receivership by the New York State Banking Department. As of December 31, 1996, the Company had received all funds due from Nationar.
     (4) Excludes loans that had matured and the Company had not formally extended the maturity date. Regular principal and interest payments continued in accordance with the original terms of the loan. The Company continued to accrue interest on these loans as long as regular payments received were less than 90 days delinquent. These loans totaled $377,000, $180,000, $3.9 million, and $3.1 million at December 31, 1999, 1998, 1996 and 1995, respectively. There were no such loans at December 31, 1997.

Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the carrying value of the loan, the difference is charged against the allowance for credit losses. Any subsequent write-down of REO is charged against earnings.

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

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                              1999            1998           1997            1996          1995
                                           ----------      ----------     ----------      ----------     --------
                                                                       (DOLLARS IN THOUSANDS)

     Balance at beginning of year.....    $    8,010      $    6,921     $    6,539      $    4,707     $  4,192

     Charge-offs:
       Real estate:
          One- to four- family........           101              14             46              28           17
          Home equity.................            35               -              -               -            -
          Multi-family................            84             177            173             122          215
          Commercial..................            62             581            198              35          108
          Construction................             -               -              -               -            -
       Consumer ......................           447             428            388             251          216
       Commercial business............             6              52            557               -            -
                                           ----------      ----------     ----------      ----------     --------
            Total.....................           735           1,252          1,362             436          556
                                           ----------      ----------     ----------      ----------     --------

     Recoveries:
       Real estate:
          One- to four- family........             -               -              -               -            -
          Home equity.................             -               -              -               -            -
          Multi-family................            37               -            149               -            -
          Commercial..................             4             155             21              25            -
          Construction................             -               -              -               -            -
       Consumer.......................            80              98             81              56           55
       Commercial business............             -               4              -               -            -
                                           ----------      ----------     ----------      ----------     --------
            Total.....................           121             257            251              81           55
                                           ----------      ----------     ----------      ----------     --------

     Net charge-offs..................           614             995          1,111             355          501
     Provision for credit losses......         2,466           2,084          1,493           2,187        1,016
                                           ----------      ----------     ----------      ----------     --------
     Balance at end of year...........    $    9,862      $    8,010     $    6,921      $    6,539     $  4,707
                                           ==========      ==========     ==========      ==========     ========

     Ratio of net charge-offs to
       average loans outstanding during
       the year........................         0.07%           0.15%          0.18%           0.06%        0.10%
                                           ==========      ==========     ==========      ==========     ========

     Ratio of allowance for credit
       losses to total loans...........         0.99%           1.06%          1.08%           1.09%        0.88%
                                           ==========      ==========     ==========      ==========     ========

     Ratio of allowance for credit losses
       to non-performing loans........       511.27%         243.02%        227.14%         138.60%      119.01%
                                           ==========      ==========     ==========      ==========     ========

Allocation of Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category for the periods indicated.

                                                                          AT DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
                                                  1999                          1998                            1997
                                        ----------------------        ------------------------        --------------------------
                                                     PERCENT                          PERCENT                         PERCENT
                                                     OF LOANS                         OF LOANS                       OF LOANS
                                        AMOUNT OF    IN EACH          AMOUNT OF       IN EACH         AMOUNT OF      IN EACH
                                        ALLOWANCE    CATEGORY         ALLOWANCE       CATEGORY        ALLOWANCE      CATEGORY
                                        FOR CREDIT   TO TOTAL         FOR CREDIT      TO TOTAL       FOR CREDIT      TO TOTAL
                                          LOSSES       LOANS            LOSSES         LOANS           LOSSES         LOANS
                                         --------    --------         -----------    --------         ----------     --------
                                                                            (DOLLARS IN THOUSANDS)

   One- to four- family................ $  1,522       62.15  %      $     1,155       61.34  %      $      955        61.95  %
   Home equity.........................      352        2.26                 237        2.06                204         2.12
   Commercial real estate and
     multi-family......................    1,944       21.67               1,809       24.70              1,578        24.47
   Consumer ...........................    1,739       11.58               1,177       11.02              1,040        10.70
   Commercial business.................    1,790        2.34                 599        0.88                666         0.76
   Unallocated.........................    2,515           -               3,033           -              2,478            -
                                         --------    --------         -----------    --------         ----------     --------
      Total............................ $  9,862      100.00  %      $     8,010      100.00  %      $    6,921       100.00  %
                                         ========    ========         ===========    ========         ==========     ========


                                                                              AT DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                                   1996                              1995
                                                       ------------------------------    -----------------------------
                                                                           PERCENT                          PERCENT
                                                                           OF LOANS                        OF LOANS
                                                           AMOUNT OF       IN EACH        AMOUNT OF         IN EACH
                                                           ALLOWANCE       CATEGORY       ALLOWANCE        CATEGORY
                                                          FOR CREDIT       TO TOTAL       FOR CREDIT       TO TOTAL
                                                            LOSSES          LOANS           LOSSES           LOANS
                                                          ------------    -----------    -------------    ------------
                                                                            (DOLLARS IN THOUSANDS)

   One- to four- family................                   $       893       60.62  %     $        795        59.93  %
   Home equity.........................                           169        1.87                 150         1.89
   Commercial real estate and
     multi-family......................                         1,571       24.13               1,609        25.21
   Consumer ...........................                         1,130       12.57                 928        12.21
   Commercial business.................                         1,628        0.81                 482         0.76
   Unallocated.........................                         1,148           -                 743            -
                                                              --------    --------           ---------    ---------
      Total............................                   $     6,539      100.00  %     $      4,707       100.00  %
                                                              ========    ========           =========    =========


The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to maintain a level which management considers adequate to provide for potential credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

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

INVESTMENT ACTIVITIES

General. The Company's investment policy, established by its Board of Directors ("Board"), provides that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. All transactions are reviewed and approved by the Investment Committee of the Board on a monthly basis.

The Company's current policies generally limit securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMOs"). Also permitted are investments in asset-backed securities ("ABSs"), backed by auto loans, credit card receivables, home equity and home improvement loans. The current investment strategy utilizes a risk management approach of diversified investing between short-, intermediate- and long-term categories in order to increase overall investment yields in addition to managing interest rate risk. To accomplish these objectives, the Company's focus is on investments in mortgage related securities, CMOs and ABSs, while U.S. Government and other non-amortizing securities are utilized for call protection and liquidity purposes. As with U.S. mortgage related securities, the Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with terms to maturity in excess of 10 years. Additionally, the Company has a limited covered call option program utilizing equity securities intended to generate premium income. The Company does not invest in privately issued securities, which are rated below investment grade.

Securities Portfolio. At December 31, 1999, all of the Company's security investments were classified as available for sale in order to maintain flexibility in satisfying future investment and lending requirements. Presently, the Company does not have a trading or held to maturity portfolio. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated.

                                                       1999                          1998                          1997
                                           ----------------------------   -------------------------     --------------------------
                                            AMORTIZED         FAIR         AMORTIZED        FAIR         AMORTIZED        FAIR
                                              COST            VALUE          COST           VALUE          COST           VALUE
                                           -----------     ------------   -----------    ----------     -----------    -----------
                                                                         (DOLLARS IN THOUSANDS)
Investment securities:
Securities held to maturity:
  Money market preferred stock .........    $       -       $       -      $       -      $       -      $  17,000      $  17,000
                                            ---------       ---------      ---------      ---------      ---------      ---------
     Total securities held to maturity .            -               -              -              -         17,000         17,000
                                            ---------       ---------      ---------      ---------      ---------      ---------

Debt securities available for sale:
  U.S. Treasury ........................       47,446          47,406         66,463         67,726         84,877         85,751
  U.S. government agencies .............       14,976          14,739              -              -              -              -
  Corporate ............................        6,985           6,996          6,958          7,108          6,933          7,054
  States and political subdivisions ....        2,449           2,336          1,095          1,191          1,760          1,870
                                            ---------       ---------      ---------      ---------      ---------      ---------
     Total debt securities available
       for sale ........................       71,856          71,477         74,516         76,025         93,570         94,675
                                            ---------       ---------      ---------      ---------      ---------      ---------

Asset-backed securities available
  for sale .............................       85,768          84,133         94,015         94,018         74,973         74,922
                                            ---------       ---------      ---------      ---------      ---------      ---------

Equity securities available for sale:
  Common stock .........................       19,028          23,534         13,570         17,733          5,693          6,729
                                            ---------       ---------      ---------      ---------      ---------      ---------
     Total equity securities
      available for sale ...............       19,028          23,534         13,570         17,733          5,693          6,729
                                            ---------       ---------      ---------      ---------      ---------      ---------


Total investment securities ............    $ 176,652       $ 179,144      $ 182,101      $ 187,776      $ 191,236      $ 193,326
                                            =========       =========      =========      =========      =========      =========

Average remaining life of investment
  securities (1) .......................   2.79 years                     1.42 years                    1.61 years
                                           ==========                     ==========                    =========

Mortgage related securities:
  Available for sale:
    Freddie Mac ........................    $  66,930       $  65,299      $  86,492      $  87,576      $ 114,922      $ 115,909
    GNMA ...............................       15,246          15,323         21,732         22,472         31,515         32,599
    FNMA ...............................       13,379          13,074         18,126         18,360         24,282         24,483
    CMOs ...............................      306,339         290,633        264,524        264,567        100,037         99,964
                                            ---------       ---------      ---------      ---------      ---------      ---------
     Total mortgage related securities
       available for sale ..............    $ 401,894       $ 384,329      $ 390,874      $ 392,975      $ 270,756      $ 272,955
                                            =========       =========      =========      =========      =========      =========

Average remaining life of mortgage
  related securities ...................   5.19 years                     2.75 years                    4.92 years
                                           ==========                     ==========                    ==========

Net unrealized gains (losses) on
 available for sale securities .........    $ (15,073)                     $   7,776                     $   4,289
                                            ---------                      ---------                     ---------

Total securities .......................    $ 563,473       $ 563,473      $ 580,751      $ 580,751      $ 466,281      $ 466,281
                                            =========       =========      =========      =========      =========      =========

Average remaining life of
  securities (1) .......................   4.68 years                    2.33 years                      3.55 years
                                           ==========                    ==========                      ==========

-----------------------------

(1)      Average remaining life does not include common stock.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and estimated maturities, including prepayment assumptions, of the Company's available for sale securities portfolio as of December 31, 1999. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value.





                                                                             AT DECEMBER 31, 1999
                                        --------------------------------------------------------------------------------------------
                                                            MORE THAN ONE       MORE THAN FIVE
                                        ONE YEAR OR LESS  YEAR TO FIVE YEARS  YEARS TO TEN YEARS   AFTER TEN YEARS        TOTAL
                                        ----------------- ------------------  ------------------  ---------------- -----------------
                                        WEIGHTED            WEIGHTED          WEIGHTED            WEIGHTED         WEIGHTED
                                        CARRYING  AVERAGE   CARRYING AVERAGE  CARRYING  AVERAGE   CARRYING AVERAGE CARRYING  AVERAGE
                                          VALUE    YIELD      VALUE   YIELD     VALUE    YIELD      VALUE   YIELD    VALUE    YIELD
                                        --------- -------   -------- -------  --------  -------   -------- ------- --------  -------
                                                                              (DOLLARS IN THOUSANDS)
Mortgage related securities:
  FHLMC ..............................   $  3,028   5.18%   $ 40,912   6.66%   $  8,148   7.13%   $ 13,211   7.12%  $ 65,299   6.74%
  GNMA ...............................          4   7.18       5,361   7.70       2,855   8.40       7,103   8.31     15,323
  FNMA ...............................          -      -      13,074   6.70           -      -           -      -     13,074
  CMOs ...............................     34,729   6.71     161,178   6.54      27,717   6.84      67,009   6.50    290,633   6.58
                                         --------           --------           --------           --------          --------
     Total mortgage related securities     37,761   6.59     220,525   6.60      38,720   7.02      87,323   6.74    384,329   6.68
                                         --------           --------           --------           --------          --------
Debt securities:
  U.S. Treasury ......................     21,510   6.25      25,896   5.98           -      -           -      -     47,406   6.10
  U.S. agency bonds ..................          -      -      14,739   5.57           -      -           -      -     14,739   5.57
  States and political subdivisions ..        146   5.00         614   8.66       1,324   4.70         252   4.25      2,336   5.71
  Corporate bonds ....................      6,000   6.93         996   6.33           -      -           -      -      6,996   6.84
                                         --------           --------           --------           --------          --------

     Total debt securities ...........     27,656   6.39      42,245   5.88       1,324   4.70         252   4.25     71,477   6.05
                                         --------           --------           --------           --------          --------
Equity securities:
  Common stock .......................          -      -           -      -           -      -           -      -     23,534   1.63
                                         --------           --------           --------           --------          --------

     Total equity securities .........          -      -           -      -           -      -           -      -     23,534   1.63
                                         --------           --------           --------           --------          --------

Asset-backed securities ..............     31,345   6.20      21,666   6.36      31,122   6.97           -      -     84,133   6.53
                                         --------           --------           --------           --------          --------


Total securities available for sale ..   $ 96,762   6.41%   $284,436   6.48%   $ 71,166   6.95%   $ 87,575   6.74%  $563,473   6.36%
                                         ========           ========           ========           ========          ========

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

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, youth savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small-to-moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers.

During 1999, the Company entered into interest rate swap agreements with third parties with notional amounts totaling $30 million. Under these agreements, the Company pays an annual fixed rate of 5.97% and 6.23% and receives a floating three-month U.S. dollar LIBOR rate. The Company entered into these transactions to match more closely the repricing of its money market demand product, as well as provide greater flexibility in achieving a desired interest rate risk profile.

Average Deposits and Rates. The following tables set forth information, by various rate categories, regarding the average daily balance of deposits by type for the periods indicated.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                 1999                           1998                          1997
                                       -----------------------------  ------------------------------  ------------------------------
                                                  PERCENT                        PERCENT                          PERCENT
                                                  OF TOTAL  WEIGHTED             OF TOTAL   WEIGHTED              OF TOTAL  WEIGHTED
                                        AVERAGE   AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE     AVERAGE   AVERAGE    AVERAGE
                                        BALANCE   DEPOSITS   RATE      BALANCE   DEPOSITS    RATE       BALANCE   DEPOSITS    RATE
                                       -----------------------------  ------------------------------  ------------------------------
                                                                        (DOLLARS IN THOUSANDS)

Money market accounts .............   $  221,800    20.44%   4.38%   $  133,465    13.06%     4.39%   $   66,451     6.83%    3.86%
Savings accounts ..................      302,583    27.88    3.01       302,313    29.58      3.17       302,235    31.05     3.35
NOW accounts ......................       84,828     7.82    1.40        71,861     7.03      1.37        61,425     6.31     1.82
Noninterest-bearing accounts ......       31,921     2.94       -        28,242     2.76         -        25,982     2.67        -
Mortgagors' payments held in escrow       10,834     1.00    1.79         9,483     0.93      1.74         9,450     0.97     1.63
                                      ----------   ------            ----------   ------              ----------   ------

  Total ...........................      651,966    60.08    3.10       545,364    53.36      3.04       465,543    47.83     3.00
                                      ----------   ------            ----------   ------              ----------   ------

Certificates of deposit:
Less than 6 months ................      164,474    15.16       -       178,931    17.51         -       188,202    19.34        -
Over 6 through 12 months ..........      107,122     9.87       -       128,741    12.60         -       121,338    12.47        -
Over 12 through 24 months .........       76,627     7.06       -        63,489     6.21         -        83,515     8.58        -
Over 24 months ....................       15,248     1.41       -        20,829     2.04         -        26,857     2.76        -
Over $100,000 .....................       69,697     6.42       -        84,651     8.28         -        87,780     9.02        -
                                      ----------   ------            ----------   ------              ----------   ------

  Total certificates of deposit ...      433,168    39.92    5.12       476,641    46.64      5.76       507,692    52.17     5.80
                                      ----------   ------            ----------   ------              ----------   ------

  Total average deposits ..........   $1,085,134   100.00%   3.91%   $1,022,005   100.00%     4.31%   $  973,235   100.00%    4.46%
                                      ==========   ======            ==========   ======              ==========   ======

Maturity Schedule of Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1999.

                                                                      AT DECEMBER 31, 1999
                                                --------------------------------------------------------------
                                                 3 MONTHS    OVER 3 TO 6  OVER 6 TO 12   OVER 12
                                                  OR LESS      MONTHS        MONTHS       MONTHS        TOTAL
                                                ----------    ---------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)

Certificates of deposit less than $100,000..    $   64,316    $  59,983   $  157,949   $   81,901   $  364,149
Certificates of deposit of $100,000 or more.         9,369        9,994       27,447       16,221       63,031
                                                ----------    ---------   ----------   ----------   ----------

   Total certificates of deposit............    $   73,685    $  69,977   $  185,396   $   98,122   $  427,180
                                                ==========    =========   ==========   ==========   ==========


Borrowed Funds. Traditionally, the Company has made very limited use of borrowings. During the latter stages of 1998 and into 1999 however, management identified the ability to utilize borrowings to lock-in lower cost funding, better match interest rates and maturities of certain assets and liabilities and leverage its capital for the purpose of improving its return on equity. Such borrowings consisted of advances and reverse repurchase agreements entered into with the FHLB and with nationally recognized securities brokerage firms. The following table sets forth certain information as to the Company's borrowings for the years indicated.


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        1999              1998              1997
                                                    ----------         ----------       ----------
                                                                 (DOLLARS IN THOUSANDS)

Year-end balance:
-----------------
FHLB advances...............................       $   224,697        $    65,539      $    14,934
Securities sold under agreements
 to repurchase..............................           110,948             77,058           18,783
                                                    ----------         ----------       ----------
    Total borrowings........................       $   335,645        $   142,597      $    33,717
                                                    ==========         ==========       ==========

Maximum balance:
---------------
FHLB advances...............................       $   224,697        $    65,539      $    14,934
Securities sold under agreements
 to repurchase..............................           111,948             77,058           28,961

Average balance:
---------------
FHLB advances...............................           167,279             21,249            7,315
Securities sold under agreements
 to repurchase..............................       $    94,236        $    48,237      $    20,451

Weighted average interest rate:
------------------------------
FHLB advances...............................              5.81%             5.99%             5.95%
Securities sold under agreements
 to repurchase..............................              5.53%             5.51%             5.65%


SAVINGS BANK LIFE INSURANCE

Prior to December 31, 1999, the Company engaged in the sale of group life insurance coverage for individuals, through its Savings Bank Life Insurance ("SBLI") servicing center. Effective January 1, 2000, SBLI reorganized into a mutual life insurance company. The Company, by contract with SBLI, will continue to provide life insurance policy servicing and will receive premium income related to life insurance sales by the Company. The Company does not expect that this reorganization will materially affect the Company's earnings.

SUBSIDIARIES

LSB ASSOCIATES, INC. LSB Associates, Inc., a wholly-owned subsidiary of the Company incorporated in 1997, is engaged in the sale of annuities, mutual funds and the sale and servicing of life insurance. LSB Associates, Inc. acts as an agent for third party companies to sell and service their products.

FIRST NIAGARA FUNDING, INC. (FORMERLY LSB FUNDING, INC.) First Niagara Funding, Inc., a wholly-owned real estate investment trust ("REIT"), incorporated in 1997, owns primarily commercial multi-family and real estate mortgage loans that it originates. The REIT supplements its holdings of commercial real estate with fixed rate residential mortgages and home equity loans and commercial business loans.

FIRST NIAGARA SECURITIES, INC. (FORMERLY LSB SECURITIES, INC.) First Niagara Securities, Inc., a wholly-owned subsidiary of the Company incorporated in 1984, is a New York State Article 9A company which is primarily involved in the investment in U.S. Treasury obligations.

FIRST NIAGARA REALTY, INC. (FORMERLY LSB REALTY, INC.) First Niagara Realty, Inc. is a wholly-owned real estate development subsidiary of the Company which was established in 1984 for the purpose of investing in and lending to real estate development projects. The portfolio was developed in the 1980's with other New York State savings banks and invested primarily in residential real estate development partnerships in the Hudson Valley region of New York State. At this time, the subsidiary is in the process of divesting its last five projects and selling the remaining properties it has developed. As of December 31, 1999, there is no remaining asset value reflected in the Company's financial statements for these projects.

WARREN-HOFFMAN & ASSOCIATES INC. AND FOOTE-MANDAVILLE AGENCY, INC. Warren-Hoffman & Associates Inc. and Foote-Mandaville Agency, Inc. were acquired by the Company as wholly-owned subsidiaries in January of 1999. Both subsidiaries are full service insurance agencies engaged in the sale of insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. Prior to January of 1999, there was no impact on the Company's financial statements for these subsidiaries.

NOVA HEALTHCARE ADMINISTRATORS, INC. NOVA Healthcare Administrators, Inc. was acquired by the Company in January of 1999 as a wholly-owned subsidiary of the Company providing third-party administration of employee benefit plans. Prior to January of 1999, there was no impact on the Company's financial statements for this subsidiary.

EMPIRE NATIONAL LEASING, INC. AND EMPIRE NATIONAL AUTO LEASING, INC. Empire National Leasing, Inc. and Empire National Auto Leasing, Inc. were acquired by the Company as wholly-owned subsidiaries in January 2000. Both subsidiaries provide point-of-sale financing in the national, commercial small ticket lease market to the equipment industry. Prior to 2000, there was no impact on the Company's financial statements for these subsidiaries.


REGULATION

GENERAL
The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the FRB. The Bank is a New York chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the BIF. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC as its deposit insurer. The Bank is required to file reports with, and is periodically examined by the FDIC and the Superintendent of Banks of the State of New York (the "Superintendent") concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is also a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System.

NEW YORK BANK REGULATION
The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department. The exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank are substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC
The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

At December 31, 1999, the Bank and the Company substantially exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in footnote #11 of the Company's Financial Statements, which is submitted herewith as an exhibit in Item 8.

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

Based on the foregoing, the Bank is currently classified as a "well capitalized" savings institution.

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

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under New York law the Bank is prohibited from paying a dividend in excess of its income for the year and the two preceding years, without the approval of the Superintendent.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Bank, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 1999, the Bank had $23.5 million of securities pursuant to this exception. As a savings bank, the Bank may also continue to sell savings bank life insurance.

TRANSACTIONS WITH AFFILIATES
Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates. At December 31, 1999 there were $11.4 million of loans outstanding from the Bank to the Company.


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

Under the BHCA, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); acquiring all or substantially all of the assets of another bank or bank holding company; or merging or consolidating with another bank holding company.

Under the Federal Change in Bank Control Act, a prior notice must be submitted to the FRB if any person or group acting in concert seeks to acquire 10% or more of the Company's common stock. Under the BHCA, any company would be required to obtain prior approval from the FRB before obtaining control of the Company, which is defined to include the acquisition of 25% or more of any class of voting securities of the Company. In addition, a bank holding company, which does not qualify as a "financial holding company" under the recently enacted Gramm-Leach-Bliley Financial Services Modernization Act, is generally prohibited from engaging in, or acquiring direct or indirect control of, any company engaged in non-banking activities. One of the principal exceptions to the prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be permissible are the making or servicing of loans; performing certain data processing services; providing discount brokerage services; acting as fiduciary, investment or financial advisor; leasing personal or real property; making investments in corporations or projects designed primarily to promote community welfare; and acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incidental to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if each of its depository institution subsidiaries is "well-capitalized;" each of its depository institution subsidiaries is "well-managed;" each of its depository institution subsidiaries has at least a "satisfactory" CRA rating at its most recent examination; and the bank holding company has filed a certification with the FRB that it elects to become a financial holding company.

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

NEW YORK STATE BANK HOLDING COMPANY REGULATION. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company", for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Department is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Both the Company and the Bank maintain their executive offices at the Company's Administrative Center, 6950 South Transit Road, Lockport, New York. The Administrative Center has 76,000 square feet of space and was built in 1997. The Company, as of December 31, 1999, conducts its business through eighteen full service banking offices. At December 31, 1999, the Company's premises and equipment had an aggregate net book value of approximately $25.9 million. The following table sets forth the Company's offices as of December 31, 1999.

                                                           LEASED           ORIGINAL           LEASE
                             LOCATION                     OR OWNED            YEAR            EXPIRES
-------------------------------------------------------------------------------------------------------
BRANCH LOCATIONS:
   55 East Avenue, Lockport, NY  14094                      Owned             1968              N/A

   80 Washburn Street, Lockport, NY  14094                  Owned             1968              N/A
   (Drive Thru Facility)

   5737 South Transit Road, Lockport, NY  14094 (1)        Leased             1973            4/30/12

   6210 Shimer Drive, Lockport, NY  14094 (1)              Leased             1993            9/30/12
   (Drive Thru Facility)

   401 West Main Street, Batavia, NY  14020                 Owned             1977              N/A

   1455 French Road, Depew, NY  14043                       Owned             1991              N/A

   6409 Transit Road, East Amherst, NY  14051              Leased             1989           12/31/09

   570 Dick Road, Depew, NY  14043                         Leased             1996           12/31/09

   2435 Grand Island Boulevard, Grand Island, NY  14072    Leased             1998            4/30/18

   5751 South Park Avenue, Hamburg, NY  14075               Owned             1995              N/A

   327 Main Street, Medina, NY  14103                       Owned             1975              N/A

   7200 Niagara Falls Blvd., Niagara Falls, NY  14304      Leased             1993            3/31/08

   2141 Elmwood Avenue, Buffalo, NY  14207                 Leased             1997            3/31/17

   100 River Road, North Tonawanda, NY  14120               Owned             1994              N/A

   3488 Amelia Drive, Orchard Park, NY  14127 (1)          Leased             1998            6/30/18

   2547 Youngstown/Lockport Rd., Ransomville, NY  14131     Owned             1985              N/A

   Sheridan/Delaware Plaza, Tonawanda, NY  14223           Leased             1997            3/31/17

   3035 Niagara Falls Blvd., Amherst, NY  14228            Leased             1993            9/30/08

   1251 Union Road, West Seneca, NY  14224                 Leased             1996            8/31/06

   5190 Sheridan Drive, Williamsville, NY  14221           Leased             1998            6/30/18

INSURANCE LOCATIONS:
   170 Northpointe Parkway, Amherst, NY  14228             Leased             1999            1/31/10

   256 Third Street, Niagara Falls, NY  14303              Leased             1999            4/14/04

   2680 Grand Island Boulevard, Grand Island, NY  14072    Leased             1999           12/31/01

   2473 Main Street, Newfane, NY  14108                    Leased             1999           12/31/03

OTHER LOCATIONS:
   301 Cayuga Drive, Cheektowaga, NY  14225                Leased             1995            5/31/05
   (Item Processing Center)

   190 Linden Oaks Drive, Rochester, NY  14625             Leased             1999            1/31/00
   (Loan Production Office)

   ---------------------

   (1)   The Company owns the building but leases the land.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The common stock of the Company is traded under the symbol of NBCP on the Nasdaq National Market. At March 22, 2000, the Company had 26,298,900 shares of common stock outstanding and had approximately 10,800 shareholders of record. During 1999, the high and low closing sales price of the common stock was $11.13 and $9.00, respectively. The Company paid dividends of $0.14 per common share during the year ended December 31, 1999. During the third quarter of 1999, the Company revised its dividend payment schedule to better coincide with the Company's Board of Director's review of quarterly results. As a result, the Company declared the 1999 fourth quarter dividend of $0.06 per common share on January 26, 2000, which was payable on February 23, 2000 to shareholders of record on February 9, 2000.

ITEM 6.    SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                        AS OF DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1999         1998       1997       1996      1995
                                                      ----------   ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
----------------------------------

  Total assets...................................    $1,711,712   $1,508,734 $1,179,026 $1,093,358  $ 994,291
  Securities available for sale:
    Mortgage related.............................       384,329      392,975    272,955    284,860    261,543
    Other........................................       179,144      187,776    176,326    124,875     79,941
  Securities held to maturity....................            -            -      17,000     38,000     46,700
  Loans, net.....................................       985,628      744,739    635,396    598,486    535,971
  Deposits.......................................     1,113,302    1,060,897    995,621    928,845    871,254
  Borrowings.....................................       335,645      142,597     33,717     32,008          -
  Stockholders' equity (1).......................     $ 232,616    $ 263,825  $ 130,471  $ 115,664  $ 107,653
  Treasury shares repurchased....................         3,111            -          -          -          -
  Common shares outstanding:
     Basic.......................................        25,658       28,716          -          -          -
     Diluted.....................................        25,658       28,716          -          -          -
  Ratio of stockholder's equity to total assets           13.59%       17.49%     11.07%     10.58%     10.83%

                                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                        1999       1998          1997       1996       1995
                                                      --------   --------      --------   --------   --------
                                                                       (IN THOUSANDS)
SELECTED OPERATIONS DATA:
------------------------
  Interest income ..............................      $107,814   $ 92,102      $ 82,363   $ 75,062   $ 69,856
  Interest expense .............................        57,060     47,966        44,978     40,655     39,034
                                                      --------   --------      --------   --------   --------
     Net interest income .......................        50,754     44,136        37,385     34,407     30,822
  Provision for credit losses ..................         2,466      2,084         1,493      2,187      1,016
                                                      --------   --------      --------   --------   --------
  Net interest income after provision                   48,288     42,052        35,892     32,220     29,806
                                                      --------   --------      --------   --------   --------
     Total noninterest income ..................        27,688      9,182         6,796      5,752      5,406
                                                      --------   --------      --------   --------   --------
  Noninterest expenses .........................        47,643     35,946(2)     25,178     20,926     20,143
                                                      --------   --------      --------   --------   --------
  Income before income taxes ...................        28,333     15,288        17,510     17,046     15,069
  Income taxes .................................         9,893      4,906         6,259      6,278      5,144
                                                      --------   --------      --------   --------   --------
  Net income ...................................      $ 18,440   $ 10,382(2)   $ 11,251   $ 10,768   $  9,925
                                                      ========   ========      ========   ========   ========



                                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                    1999          1998          1997       1996        1995
                                                 -----------    ---------    --------    --------    --------
                                                                       (DOLLARS IN THOUSANDS)
STOCK AND RELATED PER SHARE DATA:
--------------------------------
  Net income per share:
    Basic....................................... $    0.69      $   -  (2)   $      -    $      -    $      -
    Diluted.....................................      0.69          -  (2)          -           -           -
  Cash dividends................................      0.14 (3)  $  0.06      $      -    $      -    $      -
  Dividend payout ratio.........................     20.30%(3)    16.60%            -           -           -
  Book value.................................... $    9.07      $   9.19     $      -    $      -    $      -
  Market price (NASDAQ:NBCP):
    High........................................     11.13         17.06            -           -           -
    Low.........................................      9.00          8.38            -           -           -
    Close....................................... $   10.25      $  10.50     $      -    $      -    $      -

                                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                     1999           1998              1997            1996          1995
                                                  ---------      ---------         ---------      ---------      ---------
                                                                            (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA (4):
---------------------------------------------
PERFORMANCE RATIOS:
Return on average assets ....................          1.13%          0.77%(2)          0.98%          1.03%          1.04%
Return on average equity ....................          7.52           4.65 (2)          9.16           9.84          10.25
Net interest rate spread:
  Average during period .....................          2.72           2.75              2.86           2.87           2.88
  End of period .............................          2.80           2.74              2.87           3.03           2.83
Net interest margin as a percent of interest-
  earning assets ............................          3.33           3.48              3.39           3.41           3.44
As a percentage of average assets:
  Noninterest income (5) ....................          1.67           0.68              0.51           0.50           0.41
  Noninterest expense .......................          2.93           2.68(2)           2.20           2.01           2.10
                                                  ---------      ---------         ---------      ---------      ---------
  Net overhead ..............................          1.26           2.00(2)           1.69           1.51           1.69
Average interest-earning assets
   to average interest-bearing liabilities ..        116.10         119.38            113.12         113.30         113.92
Efficiency ratio ............................         61.11%         67.59%(2)         58.19%         52.87%         57.96%

ASSET QUALITY RATIOS:
Total non-performing loans ..................     $   1,929      $   3,296         $   3,047      $   4,718      $   3,955
Other non-performing assets .................         1,073            589               223            474          5,574
Allowance for credit losses .................         9,862          8,010             6,921          6,539          4,707
Net loan charge-offs ........................     $     614      $     995         $   1,111      $     355      $     501
Total non-performing loans to total loans ...          0.19%          0.43%             0.47%          0.78%          0.74%
Total non-performing assets as percentage of
   total assets .............................          0.18           0.26              0.28           0.48           0.97
Allowance for credit losses to non-
  performing loans ..........................        511.27         243.02            227.14         138.60         119.01
Allowance for credit losses to total loans ..          0.99           1.06              1.08           1.09           0.88
Net charge-offs to average loans ............          0.07%          0.15%             0.18%          0.06%          0.10%

OTHER DATA:
Number of full-service offices ..............            18             18                15             13             11
Full time equivalent employees ..............         624.5          401.5             356.5          325.0          276.5


---------------------------

(1) Amounts prior to 1998 represent retained earnings and unrealized gains/losses on securities available for sale only.
(2) During the second quarter of 1998, Niagara Bancorp, Inc. contributed $4.0 million, net of applicable income taxes to the First Niagara Bank Foundation. Noninterest expense includes $6.75 million for the one-time contribution of cash and common stock. The following excludes the effect of the contribution, and the earnings per share calcuation includes proforma earnings of $0.10 per share for the period January 1, 1998 through April 17, 1998. Such calculations of proforma per share data do not include the effect of estimated earnings on the proceeds raised from the Offering. (Dollars in thousands):

                                       As of December 31, 1998
                                       -----------------------

         Net income........................    $   14,366
         Net income per share:
             Basic.........................    $    0.50
             Diluted.......................    $    0.50
         Return on average assets..........         1.07%
         Return on average equity..........         6.43%
         As a percentage of average assets:
             Noninterest expense...........         2.18%
             Net overhead..................         1.50%
         Efficiency ratio..................        54.90%

(3) The dividend declaration date for the third and fourth quarters of 1999 was scheduled during the fourth quarter of 1999 and first quarter of 2000, respectively, which coincided with the Company's Board of Director's review of quarterly and/or yearly results. For 1999, three quarterly dividends were declared.
(4)   Averages presented are daily averages.
(5)   Excluding net gain/loss on sale of securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW
Total assets increased 13% from $1.5 billion at December 31, 1998 to $1.7 billion at December 31, 1999. Asset growth was realized primarily due to substantial loan growth of $242.4 million. The increase in the loan portfolio was funded with an additional $193.0 million in borrowings, as well as a $52.0 million, or 5% increase in deposits. Similarly, total assets for the year ended December 31, 1998 increased 28% from $1.2 billion at December 31, 1997, primarily related to the proceeds generated from the Offering.

LENDING ACTIVITIES
The total loan portfolio increased 32% to $990.6 million at December 31, 1999 from $748.2 million at December 31, 1998. This increase resulted from growth in all portfolios, but primarily in the one- to four-family residential and commercial real estate portfolios, which increased $153.5 million and $22.1 million, respectively, as the Company continued to emphasize the expansion of its real estate lending activities. As part of management's continued asset/liability management efforts, particular emphasis was placed on the origination of one- to four-family residential adjustable rate and bi-weekly mortgage loans which represented 68% of the 1999 residential real estate loan closings. In addition, approximately $53.6 million of the residential growth is attributable to the repurchase of mortgages originally sold to the Savings Bank Life Insurance Fund ("Fund"). These mortgages were repurchased as a result of the reorganization of the Fund. Additionally, as a result of the Company's continued focus on indirect lending products, total consumer loans increased 39% to $110.2 million for the year ended December 31, 1999, primarily in the recreational vehicle and automobile portfolios, which represented 61% of the total consumer loans originated for the same period. During 1999, the Company also established a Small Business Lending Unit that resulted in a 26%, or $17.7 million increase in commercial business loans, primarily in lines of credit and the purchase of small ticket equipment leases.

The Company's focus on lending activities was also evident in 1998 as real estate loans increased from $568.5 million at December 31, 1997 to $662.6 million at December 31, 1998, primarily in the one- to four-family residential and commercial real estate portfolios, which increased $63.4 million and $21.5 million, respectively, during 1998. This increase was reflective of the Company's emphasis on the expansion of its real estate lending activities, the development of indirect lending products, primarily recreational vehicle and automobile loans, as well as increased refinancing activity driven by the declining interest rates throughout the year.

The loan growth during the last two years has been achieved without compromising the credit quality of the Company's loan portfolio. At December 31, 1999, the Company's allowance for credit losses as a percentage of total non-performing loans increased to 511%, compared to 243% and 227% at December 31, 1998 and December 31, 1997. Non-performing loans decreased from $3.3 million and $3.0 million at December 31, 1998 and 1997, respectively to $1.9 million at December 31, 1999. At December 31, 1999, the Company's allowance for credit losses as a percentage of total loans was 0.99% compared to 1.06% and 1.08% at December 31, 1998 and 1997, respectively. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

INVESTING ACTIVITIES
The Company's securities available for sale portfolio decreased slightly from $580.8 million at December 31, 1998 to $563.5 million at December 31, 1999. The Company purchased $287.7 million of investment and mortgage related securities during 1999. Approximately, $171.8 million of CMOs with three-to-ten year weighted average lives were purchased as part of the Company's leveraging strategy utilizing FHLB advances with comparable maturities. Approximately $116.0 million in securities purchases were primarily in one-to-three year weighted average life asset-backed securities backed by home equity loans, U.S. agency bonds and equity securities. These purchases were funded with $179.7 million in mortgage related securities prepayments, which were accelerated by the lower interest rate environment during the first half of 1999. The remaining prepayments were utilized to fund the expanding loan portfolio.

During 1998, the 29% increase in the securities available for sale portfolio reflects the investing of funds primarily in one-to-three year weighted average life asset-backed securities and two-to-four year weighted average life CMOs in the mortgage related securities portfolio which were deemed to offer reduced interest rate risk and more consistent cash flows in the low interest rate environment. The flat interest rate yield curve was also the primary factor behind the increase in federal funds sold as rates earned on these short-term investments were comparable to those of longer-term securities that were subject to greater interest rate risk. This increase in these securities was offset by the maturities of $17.0 million of money market preferred stock in the held to maturity portfolio whose yields declined below those of federal funds.

OTHER ACTIVITIES
During 1999, the Company redeployed its significant December 31, 1998 federal funds sold position primarily into higher yielding loan portfolios and other investment vehicles, such as the WHA acquisition and the purchase of an additional $10.0 million purchase of bank-owned life insurance. Additionally, the Company purchased $10.0 million in FHLB stock related to the increased borrowings.

FUNDING ACTIVITIES
The Company's borrowed funds increased from $142.6 million at December 31, 1998 to $335.6 million at December 31, 1999. During 1999 the Company continued a borrowing/reinvestment program initially begun in 1998 as management identified an opportunity to utilize borrowings to lock-in lower cost funding, better match its assets and liabilities, while leveraging its increased capital position. Using FHLB advances and reverse repurchase agreements, the rates paid on these additional borrowings range from 5.25% to 6.65% with varying maturities extending through 2015.

Total deposits at December 31, 1999 were $1.113 billion, an increase of $52.4 million compared to $1.061 billion at December 31, 1998. The impact of the continued lower interest rate yield curve during the first nine months of 1999 was reflected in the shift of deposit balances from longer-term certificates of deposit, which decreased $30.8 million, into the Company's competitively priced money market deposit account first introduced in June of 1997. Balances in these money market accounts grew $72.3 million during 1999. Total deposits grew $65.3 million during 1998 from $995.6 million at December 31, 1997, primarily in the money market demand accounts.

EQUITY ACTIVITIES
Stockholders' equity decreased to $232.6 million at December 31, 1999 from $263.8 million at December 31, 1998. Despite net income of $18.4 million, the decrease was primarily attributable to the repurchase of 3,110,850 shares of treasury stock as part of capital management buy-back programs approved for total repurchases of 3,457,499 shares. The purchases were made at an average cost of $10.61 per share. In addition, as a result of the increase in overall interest rates during the latter part of 1999, the market value of the Company's available for sale investment portfolio decreased $13.5 million, net of applicable taxes, during the year. Stockholders' equity increased during 1998 from $130.5 million at December 31, 1997, primarily due to the proceeds generated from the Offering and an increase in the unrealized gain on the Company's available for sale securities portfolio, as well as earnings of $10.4 million.

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

                                                                              YEAR  ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------------
                                                                  1999                                        1998
                                            ------------------------------------------    ----------------------------------------
                                               AVERAGE          INTEREST                     AVERAGE        INTEREST
                                             OUTSTANDING         EARNED/        YIELD/     OUTSTANDING       EARNED/        YIELD/
                                               BALANCE            PAID          RATE         BALANCE          PAID           RATE
                                            -------------     -------------     ------    ------------    -------------     ------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and securities
    purchased under resale agreements ...   $      21,804     $       1,104      5.06%    $      59,646   $       3,344       5.61%
  Investment securities(1) ..............         191,222            10,972      5.74           196,571          11,586       5.89
  Mortgage related securities(1) ........         422,952            27,004      6.38           319,143          21,107       6.61
  Loans(2) ..............................         867,630            67,398      7.77           681,164          55,326       8.12
  Other interest-earning assets(3) ......          22,750             1,336      5.87            12,760             739       5.79
                                            -------------     -------------               -------------   -------------
    Total interest-earning assets .......       1,526,358           107,814      7.06%        1,269,284          92,102       7.26%
                                            -------------     -------------               -------------   -------------

Allowance for credit losses .............          (9,160)                                       (7,444)
Other noninterest-earning assets(4)(5) ..         109,851                                        78,713
                                            -------------                                 -------------
    Total assets ........................   $   1,627,049                                 $   1,340,553
                                            =============                                 =============

Interest-bearing liabilities:
  Savings accounts ......................   $     302,583     $       9,098      3.01%    $     302,313   $       9,575       3.17%
  Interest-bearing checking .............         306,628            10,908      3.56           205,326           6,847       3.33
  Certificates of deposit ...............         433,168            22,193      5.12           476,641          27,447       5.76
  Mortgagors' payments held in escrow ...          10,834               194      1.79             9,483             165       1.74
  Borrowed funds ........................         261,515            14,667      5.61            69,485           3,932       5.66
                                            -------------     -------------               -------------   -------------

    Total interest-bearing liabilities ..       1,314,728            57,060      4.34%        1,063,248          47,966       4.51%
                                            -------------     -------------               -------------   -------------

Noninterest-bearing demand deposits .....          31,921                                        28,242
Other noninterest-bearing liabilities ...          35,301                                        25,778
                                            -------------                                 -------------
    Total liabilities ...................       1,381,950                                     1,117,268
Stockholders' equity(4) .................         245,099                                       223,285
                                            -------------                                 -------------
    Total liabilities and stockholders'
      equity ............................   $   1,627,049                                 $   1,340,553
                                            =============                                 =============

Net interest income .....................                     $      50,754                               $      44,136
                                                              =============                               =============

Net interest rate spread ................                                        2.72%                                        2.75%
                                                                              =======                                     ========
Net earning assets ......................   $     211,630                                 $     206,036
                                            =============                                 =============

Net interest income as a percentage of
  average interest-earning assets .......                              3.33%                                       3.48%
                                                              =============                               =============

Ratio of average interest-earning assets
  to average interest-bearing liabilities                            116.10%                                     119.38%
                                                              =============                               =============

                                                        YEAR  ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                               1997
                                            ----------------------------------------------
                                              AVERAGE         INTEREST
                                             OUTSTANDING       EARNED/              YIELD/
                                               BALANCE          PAID                 RATE
                                            -------------   -------------           ------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and securities
    purchased under resale agreements ...   $      19,123   $       1,079            5.64%
  Investment securities(1) ..............         179,379          10,295            5.74
  Mortgage related securities(1) ........         283,142          18,972            6.70
  Loans(2) ..............................         614,596          51,569            8.39
  Other interest-earning assets(3) ......           6,690             448            6.70
                                            -------------   -------------
    Total interest-earning assets .......       1,102,930          82,363            7.47%
                                            -------------   -------------

Allowance for credit losses .............          (6,529)
Other noninterest-earning assets(4)(5) ..          47,293
                                            -------------
    Total assets ........................   $   1,143,694
                                            =============

Interest-bearing liabilities:
  Savings accounts ......................   $     302,235   $      10,124            3.35%
  Interest-bearing checking .............         127,876           3,681            2.88
  Certificates of deposit ...............         507,692          29,426            5.80
  Mortgagors' payments held in escrow ...           9,450             154            1.63
  Borrowed funds ........................          27,766           1,593            5.74
                                            -------------   -------------

    Total interest-bearing liabilities ..         975,019          44,978            4.61%
                                            -------------   -------------

Noninterest-bearing demand deposits .....          25,982
Other noninterest-bearing liabilities ...          19,799
                                            -------------
    Total liabilities ...................       1,020,800
Stockholders' equity(4) .................         122,894
                                            -------------
    Total liabilities and stockholders'
      equity ............................   $   1,143,694
                                            =============

Net interest income .....................                   $      37,385
                                                            =============

Net interest rate spread ................                                            2.86%
                                                                             =============
Net earning assets ......................   $     127,911
                                            =============

Net interest income as a percentage of
  average interest-earning assets .......                            3.39%
                                                            =============

Ratio of average interest-earning assets
  to average interest-bearing liabilities                          113.12%
                                                            =============

---------------------------

(1)      Amounts shown are amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans in process and non-accruing loans.
(3)      Includes FHLB stock and interest-bearing demand accounts.
(4)      Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

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


                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                    1999 VS. 1998                         1998 VS. 1997
                                          ----------------------------------  ---------------------------------
                                             INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                                  DUE TO             TOTAL           DUE TO             TOTAL
                                          ---------------------    INCREASE   ------------------      INCREASE
                                            VOLUME       RATE     (DECREASE)   VOLUME      RATE      (DECREASE)
                                            ------       ----     ----------   ------      ----      ----------
                                                                   (IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and securities
    purchased under resale agreements.    $ (1,946)   $   (294)   $ (2,240)   $  2,273    $     (8)   $  2,265
  Investment securities ..............        (311)       (303)       (614)      1,007         284       1,291
  Mortgage related securities ........       6,651        (754)      5,897       2,384        (249)      2,135
  Loans...............................      14,576      (2,504)     12,072       5,449      (1,692)      3,757
  Other interest-earning assets ......         587          10         597         359         (68)        291
                                          --------    --------    --------    --------    --------    --------
    Total interest-earning assets ....      19,557      (3,845)     15,712      11,472      (1,733)      9,739
                                          ========    ========    ========    ========    ========    ========

Interest-bearing liabilities:
  Savings accounts ...................           9        (487)       (478)          3        (552)       (549)
  Interest-bearing checking ..........       3,578         484       4,062       2,509         657       3,166
  Certificates of deposit ............      (2,378)     (2,876)     (5,254)     (1,789)       (190)     (1,979)
  Mortgagors' payments held in escrow.          24           5          29           1          10          11
  Borrowed funds......................      10,770         (35)     10,735       2,361         (22)      2,339
                                          --------    --------    --------    --------    --------    --------
    Total interest-bearing liabilities    $ 12,003    $ (2,909)      9,094    $  3,085    $    (97)      2,988
                                          ========    ========    ========    ========    ========    ========
        Net interest income...........                            $  6,618                            $  6,751
                                                                  ========                            ========

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
1998

NET INCOME
Net income increased 28% to $18.4 million, or $0.69 per share for the year ended December 31, 1999 compared to $14.4 million for the same period in 1998. The 1998 earnings are exclusive of a one-time, after-tax contribution of $4.0 million to fund the establishment of the First Niagara Bank Foundation during 1998.

Net income represented a return on average assets in 1999 of 1.13% compared to 1.07% in 1998, excluding the one-time contribution. The return on average equity in 1999 was 7.52% compared to 6.43% in 1998, excluding the one-time contribution. The increase in the return on average equity in 1999 was enhanced by the impact of treasury stock repurchases.

NET INTEREST INCOME
Net interest income, which is impacted by changes in the composition of the interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates and spreads, increased 15% to $50.8 million in 1999 from $44.1 million in 1998. This was mainly the result of the growth in average interest-earning assets, which increased $257.1 million, or 20% to $1.526 billion in 1999 from $1.269 billion in 1998. Interest income on loans increased 22% to $67.4 million for the 1999 period from $55.3 million for the same period in 1998. The increase resulted from a 27% increase in average loans outstanding during 1999 compared to the same period in 1998, the benefits of which more than offset a 35 basis point decrease in the average yield on loans over the same periods. Interest income on investment and mortgage related securities in the available for sale portfolio increased $5.3 million to $38.0 million for the year ended December 31, 1999 compared to $32.7 million for the same period in 1998, resulting from a $98.5 million increase in the average balance of these securities, partially offset by a 16 basis point decrease in the average yield earned on these investments.

Interest expense on deposits decreased $1.6 million to $42.4 million for the year ended December 31, 1999 from $44.0 million for the same period in 1998. A 41 basis point decrease in the average rate paid on deposits offset a $59.5 million increase in the average balances. Interest expense on borrowed funds increased to $14.7 million for the year ended December 31, 1999, compared to $3.9 million for the same period in 1998, as a result of significant additional borrowings used to fund the loan growth.

The net interest margin was 3.33% for the year ended December 31, 1999 compared to 3.48% for the same period in 1998. The narrowing of the margin resulted primarily from a 3 basis point decrease in the average interest rate spread to 2.72% in 1999 from 2.75% in 1998. The decrease in the average interest rate spread, or the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, reflects the general decline in market yields early in 1999 on average interest-earning assets and the additional funding costs of borrowed funds, as well as interest-bearing checking accounts, primarily money market demand accounts, which carry a market-based cost of funds that is slightly higher than the other interest-bearing liabilities of the Company. The decline in the average interest rate spread was partially offset by a 3% increase in average net interest-earning assets when comparing the two periods.

PROVISION FOR CREDIT LOSSES
Reflecting the growth in the loan portfolio, specifically in higher risk categories such as commercial real estate, commercial loans and indirect consumer loans, the provision for credit losses increased to $2.5 million in 1999 compared to $2.1 million in 1998. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb future charge-offs of loans deemed non-collectable. However, the quality of the portfolio remained high during 1999. Net charge-offs for 1999 totaled $614,000 compared to $1.0 million in 1998, with net charge-offs as a percentage of average loans outstanding decreasing to 0.07% in 1999 from 0.15% in 1998. The provision is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of nonperforming loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision. Based upon the results of such review, management believes that the allowance for credit losses at December 31, 1999 was adequate to absorb credit losses from existing loans.

NONINTEREST INCOME
Noninterest income increased 201% to $27.7 million in 1999 from $9.2 million in 1998. Several factors, primarily the acquisition of the insurance subsidiaries and the implementation of various treasury initiatives, furthered the Company's efforts to be less reliant on net interest income. Approximately, $14.5 million of noninterest income was recognized during 1999 relating to the new insurance subsidiary activities. Additionally, premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on bank-owned life insurance, as well as increased commissions received from the sale of third party annuity and mutual fund products had a positive impact on the year to date noninterest income. The Company's focus on generating core checking accounts, fees associated with a revised relationship checking account product, and continued growth in debit card usage also contributed to the increase in fee income.

NONINTEREST EXPENSES
Noninterest expenses totaled $47.6 million for the year ended December 31, 1999 reflecting an $11.7 million increase over the year ended December 31, 1998 total of $35.9 million. Included in the 1998 total was a one-time expense of $6.8 million related to funding the Bank's charitable Foundation. Approximately $13.6 million of the noninterest expense for the year ended December 31, 1999 was attributable to the operation and acquisition of the insurance subsidiaries, primarily in salaries and benefits, occupancy and equipment costs, as well as goodwill amortization of $1.5 million. Salaries and employee benefits were $27.7 million in 1999, an increase of $11.8 million or 74% from $15.9 million in 1998. In addition to the insurance subsidiary costs, salaries and benefits increased due to newly implemented sales and incentive programs, new stock option award plans and increased staffing related to the expansion of the residential and commercial loan origination sales forces. The number of full-time equivalent employees was 624.5 at December 31, 1999, up from 401.5 at December 31, 1998, 200 of which were in the insurance subsidiaries. Other increases relate to the Company's ongoing upgrade of technology and communications systems, particularly the implementation of a home banking product in 1999, expenses incurred for the opening of two new branch locations scheduled for opening in early 2000, and professional and legal costs related to the analysis of potential acquisitions.

INCOME TAXES
The effective tax rate increased to 34.9% in 1999 from 32.1% in 1998, primarily due to the nondeductible goodwill related to the insurance subsidiary acquisition.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31,
1997

NET INCOME
Net income in 1998 was $10.4 million, or 8% less than the $11.3 million in 1997. This decrease resulted from the $6.8 million one-time contribution to fund the First Niagara Bank Foundation, which consisted of $4.1 million of the Company's common stock and $2.7 million of cash. This contribution resulted in a $4.0 million charge to earnings on an after tax basis. Excluding the effect of this contribution, the 1998 net income was $14.4 million, or 28% higher than 1997 net income.

Net income represented a return on average assets in 1998 of 0.77%, or 1.07% excluding the one-time contribution, compared to 0.98% in 1997. The return on average equity in 1998 was 4.65%, or 6.43% excluding the one-time contribution, compared to 9.16% in 1997. The conversion and Offering, which raised over $132.4 million in additional capital, was the primary reason for the decrease in the return on average equity in 1998.

NET INTEREST INCOME
The growth in average interest-earning assets, which increased $166.4 million, or 15% to $1.27 billion in 1998 from $1.10 billion in 1997, was a result of proceeds generated from the Offering, as well as the increase in utilizing wholesale borrowings. This increase was the primary factor that contributed to an 18% increase in net interest income. The growth in average interest-earning assets in 1998 was primarily attributable to increases in average loans outstanding. Average loans totaled $681.2 million in 1998, up 11% from $614.6 million in 1997 reflective of the Company's strategic focus on increasing loan originations.

The net interest spread was 2.75% in 1998, compared with 2.86% in 1997. A slightly lower proportion of loans, which typically yield more than investment securities, in the composition of the interest-earning asset portfolio, as well as the lower interest rate environment in 1998 resulted in the yield on interest-earning assets decreasing to 7.26% in 1998 from 7.47% in 1997. The rate paid on interest-bearing liabilities decreased 10 basis points to 4.51% in 1998 from 4.61% in 1997 due to lower prevailing interest rates and the effect of the new initiatives relating to borrowed funds and the money-market deposit account.

Interest-free funds, consisting largely of noninterest-bearing deposits and equity, contributed 0.73% to the net interest margin in 1998, compared with 0.53% in 1997. Average interest-free funds were $251.5 million in 1998 and $148.9 million in 1997. Largely due to the impact of interest-free funds, the Company's net interest margin was 3.48% in 1998, compared with 3.39% in 1997.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $2.1 million in 1998, compared to $1.5 million in 1997. Net charge-offs for 1998 were $1.0 million, compared to $1.1 million in 1997. Net charge-offs as a percentage of average loans outstanding at 0.15% in 1998 and 0.18% in 1997. Nonperforming loans totaled $3.3 million or 0.43% of total loans outstanding at December 31, 1998, compared to $3.0 million or 0.47% of loans at December 31, 1997. The allowance for credit losses was $8.0 million or 1.06% of total loans at the end of 1998, compared to $6.9 million or 1.08% at December 31, 1997.

NONINTEREST INCOME
Noninterest income increased 35.1% to $9.2 million in 1998 from $6.8 million in 1997. Banking service charges and fees increased 23% to $3.8 million in 1998 from $3.1 million in 1997. Increased customer usage of the debit card product, charges for insufficient funds on checking accounts, as well as a redesigned relationship checking product were the primary contributors to the increased income. Loan fees, which consist of residential mortgage loan servicing income, loan origination and underwriting fees, commercial mortgage prepayment penalties, and other residential and consumer loan-related income increased 51% to $1.7 million in 1998, from $1.1 million in 1997. The low interest rate environment throughout 1998 contributed to increased refinancing activities in the residential and commercial mortgage portfolios, which resulted in significant increases in loan origination, underwriting and document preparation fees, along with commercial mortgage prepayment penalties.

All other noninterest income increased in 1998 due to insurance services and fees relating to the servicing of savings bank life insurance products, income earned on the sale of residential mortgages, recoveries on owned real estate, commissions on the sale of third-party annuities and mutual funds, and other investments such as bank owned life insurance all contributed to the increase in other noninterest income during 1998.

NONINTEREST EXPENSES
Noninterest expenses totaled $35.9 million in 1998, up from $25.2 million in 1997. Included in the 1998 total was the one-time charge of $6.8 million related to funding the Bank's charitable Foundation. Salaries and employee benefits were $15.9 million in 1998, an increase of $2.8 million or 21% from $13.1 million in 1997. The increase was primarily the result of three new branch offices opened in 1998, expansion of the residential real estate function, costs associated with the employee stock ownership plan and normal merit salary increases. The number of full-time equivalent employees was 401.5 at December 31, 1998, up from
356.5 at December 31, 1997.

All other noninterest expenses, excluding salaries and employee benefits and charitable contributions, totaled $13.2 million in 1998, up 11% from $11.9 million in 1997. The increase in all other noninterest expenses in 1998 from 1997 was primarily attributable to increased occupancy and equipment costs which resulted from the new branch offices and the Company's new administrative center which opened in the third quarter of 1997, and costs associated with operating as a public company such as transfer agent fees, franchise taxes, and legal and professional expenses.

INCOME TAXES
The effective tax rate decreased from 35.7% in 1997 to 32.1% in 1998. These decreases reflect the benefit of the implementation of various tax planning strategies during the second half of 1997.


LIQUIDITY AND CAPITAL RESOURCES
In addition to the Company's primary funding sources of deposits and borrowings, additional funding is provided from the principal and interest payments on loans, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

Accelerated principal repayments on mortgage related and other available for sale securities provided an additional source of liquidity, totaling $179.7 million for the year ended December 31, 1999 compared to $154.7 million and $47.4 million for the years ended December 31, 1998 and 1997, respectively. Other borrowings, as a result of the implementation of the Company's asset/liability and leveraging strategies, increased to $335.6 million during the twelve month period ended December 31, 1999 compared to $142.6 million for 1998 and $33.7 million for 1997.

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial real estate loans, consumer loans, as well as the purchase of mortgage related and debt and equity securities. During 1999, loan originations totaled $372.1 million compared to $310.3 million and $171.7 million for 1998 and 1997, respectively. Purchases of mortgage related securities, primarily CMOs, totaled $177.9 million at December 31, 1999 compared to $214.5 million and $67.3 million for the years ended December 31, 1998 and 1997, respectively. Purchases of other available for sale securities, primarily short-term asset-backed and equity securities, during the years ended December 31, 1999, 1998 and 1997 totaled $109.8 million, $99.9 million, and $99.0 million, respectively. Also during the first quarter 1999, the Company closed on the acquisition of WHA, utilizing existing liquid assets and purchased $53.6 million from SBLI of one- to-four family residential mortgages funded by FHLB advances with similar maturities.

At December 31, 1999, outstanding loan commitments totaled $74.8 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of December 31, 1999, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreement was $41.9 million, or 2.5% of total assets.

IMPACT OF NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement originally effective for fiscal years beginning after June 15, 1999 has been delayed to fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of this standard, at this time, will not have a significant impact on the Company's financial condition or results of operations.

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets", which addresses new rules governing the accounting for business combinations that will limit the accounting for all future acquisitions to the purchase method. Additionally, new restrictions are being proposed on the allowable amortization period of any related goodwill and purchased intangibles recognized as a result of a business combination. The proposal also includes disclosure requirements that would include a cash basis earnings and earnings per share presentation that would exclude the impact of goodwill amortization and other intangibles on earnings. Since the Company has accounted for all previous acquisitions using the purchase method and intends to use it for all acquisitions in process, the adoption of these new rules as they are being proposed, currently do not impact the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential monthly and bi-weekly fixed-rate mortgage loans having terms to maturity of not more than twenty years, residential and commercial adjustable-rate mortgage loans, and consumer loans consisting primarily of mobile home loans, home equity loans, education loans, and more recently, recreational vehicle loans; (2) selling substantially all newly originated 25-30 year fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. During the latter stages of 1998, the Company began to retain some of the newly originated 25-30 year fixed rate, residential mortgage loans in the portfolio and fund them with long-term borrowings as long as an acceptable spread could be obtained. Shortening the maturities of the Company's interest-earning assets by increasing shorter term investments better matches the maturities of the Company's deposit accounts, in particular its certificates of deposit that mature in one year or less, which, at December 31, 1999 totaled $329.1 million, or 23% of total interest-bearing liabilities. During 1999, the Company, on a limited basis, began entering into interest rate swap agreements with a third party to match more closely the repricing of its money market demand product. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset/liability management process. These strategies may adversely impact net interest income due to lower initial yields on these investments in comparison to longer term, fixed rate loans and investments. However, management believes that reducing the exposure to interest rate fluctuations will enhance long-term profitability.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1999, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 18.61%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment. Given the Company's existing liquidity position and its ability to sell securities from its available for sale portfolio, management believes that its negative gap position will not have a material adverse effect on its operating results or liquidity position. If interest rates decrease, there may be a positive effect on the Company's interest rate spread and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                          AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 1999
                                           ------------------------------------------------------------------------------------
                                           LESS THAN         3-6         6 MONTHS
                                           3 MONTHS        MONTHS        TO 1 YEAR      1-3 YEARS      3-5 YEARS     5-10 YEARS
                                           ----------     ----------     ----------     ----------     ----------    ----------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold ....................  $   17,500     $     --       $     --       $     --       $     --      $     --
  Mortgage related securities(1) ........      21,163         20,504         45,311        187,999        107,616        19,301
  Investment securities(1) ..............      34,604         20,360         21,337         72,706         21,551         4,293
  Loans(2) ..............................     115,932         44,999        111,861        217,457        159,984       251,188
  Other(1)(3) ...........................       5,260           --             --             --             --            --
                                           ----------     ----------     ----------     ----------     ----------    ----------
    Total interest-earning assets .......     194,459         85,863        178,509        478,162        289,151       274,782
                                           ----------     ----------     ----------     ----------     ----------    ----------
Interest-bearing liabilities:
  Savings accounts ......................       9,450          9,450         19,340         53,487         42,367        71,281
  Interest-bearing checking .............     243,734         22,518         45,035         24,079          1,734         2,918
  Certificate accounts ..................      73,686         69,976        185,396         91,236          3,579         3,293
  Mortgagors' payments held in escrow ...       3,939           --            4,815           --             --            --
  Other borrowed funds ..................      71,114          8,653         10,238         19,549         17,606       134,701
                                           ----------     ----------     ----------     ----------     ----------    ----------
    Total interest-bearing liabilities ..     401,923        110,597        264,824        188,351         65,286       212,193
                                           ----------     ----------     ----------     ----------     ----------    ----------
Interest sensitivity gap ................  ($ 207,464)    ($  24,734)    ($  86,315)    $  289,811     $  223,865    $   62,589
                                           ==========     ==========     ==========     ==========     ==========    ==========
Cumulative interest rate sensitivity gap.  ($ 207,464)    ($ 232,198)    ($ 318,513)    ($  28,702)    $  195,163    $  257,752
                                           ==========     ==========     ==========     ==========     ==========    ==========
Ratio of interest-earning assets to
  interest-bearing liabilities ..........       48.38%         77.64%         67.41%        253.87%        442.90%       129.50%
Ratio of cumulative gap to total assets .      (12.12)%       (13.57)%       (18.61)%        (1.68)%       11.40%        15.06%

                                AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 1999
                                -----------------------------------------------------
                                            OVER 10
                                             YEARS          TOTAL
                                           ----------     ----------
                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold ....................  $     --       $   17,500
  Mortgage related securities(1) ........        --          401,894
  Investment securities(1) ..............       1,801        176,652
  Loans(2) ..............................      92,140        993,561
  Other(1)(3) ...........................      16,595         21,855
                                           ----------     ----------
    Total interest-earning assets .......     110,536      1,611,462
                                           ----------     ----------
Interest-bearing liabilities:
  Savings accounts ......................      90,136        295,511
  Interest-bearing checking .............       3,690        343,708
  Certificate accounts ..................          14        427,180
  Mortgagors' payments held in escrow ...       3,000         11,754
  Other borrowed funds ..................      73,785        335,646
                                           ----------     ----------
    Total interest-bearing liabilities ..     170,625      1,413,799
                                           ----------     ----------
Interest sensitivity gap ................  ($  60,089)    $  197,663
                                           ==========     ==========
Cumulative interest rate sensitivity gap.  $  197,663
                                           ==========
Ratio of interest-earning assets to
  interest-bearing liabilities ..........       64.78%        113.98%
Ratio of cumulative gap to total assets .       11.55%

--------------------------------
  (1) Amounts shown are amortized cost.
  (2) Amounts shown include principal balance net of deferred loan fees and expenses, unamortized premiums and discounts, and non-accruing loans.
  (3) Includes demand balances held at correspondent banks and FHLB stock.


Certain shortcomings are inherent in the method of analysis presented in the GAP Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

Net Income and Portfolio Value Analysis. The accompanying table as of December 31, 1999 and 1998 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.


                                                        CALCULATED INCREASE (DECREASE) AT
                                          ---------------------------------------------------------------
                                               DECEMBER 31, 1999                 DECEMBER 31, 1998
                                          -----------------------------    ------------------------------
                                                              NET                               NET
                      CHANGES IN                           PORTFOLIO                         PORTFOLIO
                    INTEREST RATES        NET INCOME         VALUE         NET INCOME          VALUE
                  --------------------    -----------     -------------    ------------     -------------
                                                              (DOLLARS IN THOUSANDS)

                   +200 basis points      $  (2,105)      $   (25,301)     $     (942)      $   (11,719)
                   +100 basis points         (1,038)          (13,193)           (452)           (4,084)
                   -100 basis points            986             8,518             401               557
                   -200 basis points      $   1,878       $    14,057      $      700       $     2,911


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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Niagara Bancorp, Inc.:


We have audited the accompanying consolidated statements of condition of Niagara Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niagara Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                  [LOGO KPMG]

January 11, 2000
Buffalo, New York

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Condition

                           December 31, 1999 and 1998
                             (Dollars in thousands)

                               ASSETS                                    1999           1998
                                                                  -----------    -----------

Cash and cash equivalents:
  Cash and due from banks                                         $    24,449         29,063
  Federal funds sold and securities purchased under
     resale agreements                                                 17,500         82,200
                                                                  -----------    -----------

            Total cash and cash equivalents                            41,949        111,263

Securities available for sale                                         563,473        580,751
Loans, net                                                            985,628        744,739
Premises and equipment, net                                            25,886         25,247
Other assets                                                           94,776         46,734
                                                                  -----------    -----------

                                                                  $ 1,711,712      1,508,734
                                                                  ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                          1,113,302      1,060,897
  Short-term borrowings                                                90,005          5,549
  Long-term borrowings                                                245,640        137,048
  Other liabilities                                                    30,149         41,415
                                                                  -----------    -----------

                                                                    1,479,096      1,244,909
                                                                  -----------    -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued                                                         --             --
  Common stock, $.01 par value, 45,000,000 shares authorized,
     29,756,250 shares issued and outstanding                             298            298
  Additional paid-in capital                                          135,964        136,114
  Retained earnings                                                   151,341        136,602
  Accumulated other comprehensive income (loss)                        (8,893)         4,587
  Common stock held by ESOP                                           (13,076)       (13,776)
  Treasury stock, at cost, (3,110,850 shares)                         (33,018)          --
                                                                  -----------    -----------
                                                                      232,616        263,825
                                                                  -----------    -----------
                                                                  $ 1,711,712      1,508,734
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                         1999       1998       1997
                                                      --------   --------   --------
Interest income:
  Real estate loans                                   $ 57,669     47,860     44,540
  Other loans                                            9,729      7,466      7,029
  Securities                                            37,976     32,693     29,267
  Federal funds sold and securities purchased
     under resale agreements                             1,104      3,344      1,079
  Other                                                  1,336        739        448
                                                      --------   --------   --------

            Total interest income                      107,814     92,102     82,363

Interest expense:
  Deposits                                              42,393     44,034     43,385
  Borrowings                                            14,667      3,932      1,593
                                                      --------   --------   --------
            Total interest expense                      57,060     47,966     44,978
                                                      --------   --------   --------

            Net interest income                         50,754     44,136     37,385
Provision for credit losses                              2,466      2,084      1,493
                                                      --------   --------   --------

            Net interest income after provision
                for credit losses                       48,288     42,052     35,892
                                                      --------   --------   --------
Noninterest income:
  Banking service charges and fees                       4,816      3,791      3,085
  Loan fees                                              1,684      1,736      1,147
  Insurance services and fees                           15,723      1,120      1,007
  Bank-owned life insurance income                       1,581        769       --
  Annuity and mutual fund commissions                    1,382        741        433
  Covered call option premium                            1,378       --         --
  Net gain on sale of securities available for sale        478        138        910
  Other                                                    646        887        214
                                                      --------   --------   --------
            Total noninterest income                    27,688      9,182      6,796
                                                      --------   --------   --------

Noninterest expense:
  Salaries and employee benefits                        27,708     15,900     13,119
  Occupancy and equipment                                4,506      3,388      2,587
  Technology and communications                          4,481      3,577      3,464
  Marketing and advertising                              1,893      1,543      1,398
  Goodwill amortization                                  1,494       --         --
  Charitable contributions                                 122      6,849        176
  Other                                                  7,439      4,689      4,434
                                                      --------   --------   --------

            Total noninterest expense                   47,643     35,946     25,178
                                                      --------   --------   --------

            Income before income taxes                  28,333     15,288     17,510

Income taxes                                             9,893      4,906      6,259
                                                      --------   --------   --------

            Net income                                $ 18,440     10,382     11,251
                                                      ========   ========   ========

Earnings per common share (see note 14):

  Basic and diluted                                       0.69       --         --
Cash dividends per common share                           0.14       --         --
Weighted average common shares outstanding
  Basic and diluted                                     26,744       --         --

See accompanying notes to consolidated financial statements.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                            1999        1998       1997
                                                          --------    --------   --------
Net income                                                $ 18,440      10,382     11,251

Other comprehensive income (loss), net of income taxes:
   Unrealized gains (losses) on securities available
     for sale                                              (13,198)      2,138      4,093
   Less:  Reclassification adjustment for gains
     included in net income                                    282          81        537
                                                          --------    --------   --------

        Total other comprehensive income (loss)            (13,480)      2,057      3,556
                                                          --------    --------   --------

        Total comprehensive income                        $  4,960      12,439     14,807
                                                          ========    ========   ========

See accompanying notes to consolidated financial statements.

                             NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                    ADDITIONAL                       OTHER
                                                      COMMON         PAID-IN        RETAINED      COMPREHENSIVE        ESOP
                                                       STOCK         CAPITAL        EARNINGS       INCOME (LOSS)      SHARES
                                                    ------------   ------------    ------------    ------------    ------------
Balances at December 31, 1996                       $       --             --           116,690          (1,026)           --

Net income                                                  --             --            11,251            --              --
Unrealized gain on securities available for sale,
   net of reclassification adjustment                       --             --              --             3,556            --
                                                    ------------   ------------    ------------    ------------    ------------

Balances at December 31, 1997                       $       --             --           127,941           2,530            --

Net income                                                  --             --            10,382            --              --
Unrealized gain on securities available for
    sale, net of reclassification adjustment                --             --              --             2,057            --
Issuance of common stock (29,351,204 shares)                 298        132,092            --              --              --
Charitable contribution of common stock to
   First Niagara Bank Foundation
   (405,046 shares)                                         --            4,051            --              --              --
Common stock acquired by ESOP
   (1,080,124 shares)                                       --             --              --              --           (14,298)
ESOP shares released (39,406 shares)                        --              (29)           --              --               522
Common stock dividends of $.03 per share                    --             --            (1,721)           --              --
                                                    ------------   ------------    ------------    ------------    ------------

Balances at December 31, 1998                       $        298        136,114         136,602           4,587         (13,776)

Net income                                                  --             --            18,440            --              --
Unrealized loss on securities available
   for sale, net of reclassification adjustment             --             --              --           (13,480)           --
ESOP shares released (52,908 shares)                        --             (150)           --              --               700
Purchase of treasury stock
   (3,110,850 shares)                                       --             --              --              --              --
Common stock dividend of $.14 per share                     --             --            (3,701)           --              --
                                                    ------------   ------------    ------------    ------------    ------------
Balances at December 31, 1999                       $        298        135,964         151,341          (8,893)        (13,076)
                                                    ============   ============    ============    ============    ============

                                                            TREASURY
                                                             STOCK             TOTAL
                                                        ------------    ------------
Balances at December 31, 1996                                   --           115,664

Net income                                                      --            11,251
Unrealized gain on securities available for sale,
   net of reclassification adjustment                           --             3,556
                                                        ------------    ------------

Balances at December 31, 1997                                   --           130,471

Net income                                                      --            10,382
Unrealized gain on securities available for
    sale, net of reclassification adjustment                    --             2,057
 Issuance of common stock (29,351,204 shares)                   --           132,390
Charitable contribution of common stock to
   First Niagara Bank Foundation
   (405,046 shares)                                             --             4,051
Common stock acquired by ESOP
   (1,080,124 shares)                                           --           (14,298)
ESOP shares released (39,406 shares)                            --               493
Common stock dividends of $.03 per share                        --            (1,721)
                                                        ------------    ------------

Balances at December 31, 1998                                   --           263,825

Net income                                                      --            18,440
Unrealized loss on securities available
   for sale, net of reclassification adjustment                 --           (13,480)
ESOP shares released (52,908 shares)                            --               550
Purchase of treasury stock
   (3,110,850 shares)                                        (33,018)        (33,018)
Common stock dividend of $.14 per share                         --            (3,701)
                                                        ------------    ------------
Balances at December 31, 1999                                (33,018)        232,616
                                                        ============    ============


See accompanying notes to consolidated financial statements.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                        1999         1998         1997
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                         $  18,440       10,382       11,251
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization (accretion) of fees and discounts, net                 894          519         (279)
       Depreciation of premises and equipment                            3,139        2,482        2,256
       Provision for credit losses                                       2,466        2,084        1,493
       Amortization of goodwill                                          1,494         --           --
       Other provisions for losses (recoveries)                             94          (48)         339
       Net gain on sale of securities available for sale                  (478)        (138)        (910)
       ESOP compensation expense                                           550          493         --
       Charitable contribution to First Niagara Bank Foundation           --          4,051         --
       Deferred income taxes                                              (191)      (2,380)        (324)
       Increase in other assets                                         (1,659)      (1,302)      (3,234)
       Increase (decrease) in other liabilities                         (4,838)       7,385        2,378
                                                                     ---------    ---------    ---------

              Net cash provided by operating activities                 19,911       23,528       12,970
                                                                     ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                  67,212        5,266       75,158
  Proceeds from maturities of securities:
     Available for sale                                                 35,040       26,212       11,175
     Held to maturity                                                     --         17,000      220,100
  Principal payments received on securities available for sale         179,705      154,692       47,379
  Purchases of securities:
     Available for sale                                               (301,078)    (300,443)    (166,345)
     Held to maturity                                                     --           --       (199,100)
  Net increase in loans                                               (243,100)    (110,438)     (36,394)
  Purchase of bank-owned life insurance                                (10,000)     (25,000)        --
  Purchase of Warren-Hoffman & Associates, Inc.,
     net of cash acquired                                              (11,260)        --           --
  Other, net                                                           (14,816)      (7,554)     (13,034)
                                                                     ---------    ---------    ---------

              Net cash used by investing activities                   (298,297)    (240,265)     (61,061)
                                                                     ---------    ---------    ---------

Cash flows from financing activities:
  Net increase in deposits                                              52,405       65,276       66,776
  Proceeds from (repayments) of short-term borrowings                   84,427      (13,234)     (13,173)
  Proceeds from long-term borrowings                                   109,060      122,509       14,948
  Repayments of long-term borrowings                                      (439)        (395)         (66)
  Net proceeds from issuance of common stock                              --        132,390         --
  Purchase of common stock by ESOP                                        --        (14,298)        --
  Purchase of treasury stock                                           (31,820)        --           --
  Dividends paid on common stock                                        (4,561)        (861)        --
                                                                     ---------    ---------    ---------

              Net cash provided by financing activities                209,072      291,387       68,485
                                                                     ---------    ---------    ---------

              Net increase (decrease) in cash and cash equivalents     (69,314)      74,650       20,394

Cash and cash equivalents at beginning of year                         111,263       36,613       16,219
                                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year                             $  41,949      111,263       36,613
                                                                     =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                                    $  16,013        3,554        3,870
     Interest expense                                                   55,317       49,589       44,693
                                                                     =========    =========    =========

  Treasury stock purchases not settled                               $   1,198         --           --
                                                                     =========    =========    =========

  Acquisition of Warren-Hoffman & Associates, Inc.:
     Fair value of:
       Assets acquired                                               $   2,889         --           --
       Liabilities assumed                                               3,655         --           --
       Purchase price payable                                            2,919         --           --
                                                                     =========    =========    =========


See accompanying notes to consolidated financial statements.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997



(1)    BASIS OF PRESENTATION

       Niagara Bancorp, Inc. (the Company), a Delaware incorporated bank holding company, is the parent of First Niagara Bank (formerly Lockport Savings Bank (the Bank)), a New York chartered FDIC insured savings bank, and subsidiaries. The accounting and reporting policies of the Company conform to general practices within the banking industry and to generally accepted accounting principles. The following is a description of the more significant accounting policies.

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company, and the Bank and its subsidiaries: LSB Associates, Inc., an agent for third party mutual fund and annuity sales; First Niagara Realty, Inc. (formerly LSB Realty, Inc.), a real estate development company; First Niagara Funding, Inc. (formerly LSB Funding, Inc.), a real estate investment trust; First Niagara Securities, Inc. (formerly LSB Securities, Inc.), a securities investment company; Warren-Hoffman and Associates, Inc. and Foote Mandaville Agency, Inc., full service commercial and personal insurance agencies, and NOVA Healthcare Administrators, Inc., a provider of third-party administration of employee benefit plans. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include cash on hand, amounts due from banks, federal funds generally sold for one day and securities purchased under resale agreements generally sold within 90 days.

       (c)    INVESTMENT SECURITIES

              All debt and marketable equity securities are classified as available for sale. The securities are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of accumulated other comprehensive income. Realized gains and losses are included in the consolidated statement of income and are determined using the specific identification method.

       (d)    LOANS

              Loans are stated at the principal amount outstanding, adjusted for net unamortized deferred fees and costs which are accrued to income on the interest method. Accrual of interest income on loans is discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. In those instances where there is doubt as to the collectibility of principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance, generally six months, has been demonstrated.

              Purchased loans are recorded at cost with realized premiums or discounts amortized to expense or accreted to income using the interest method over the estimated life of the loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market. Net unrealized losses are recognized through a valuation allowance by charges to earnings.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       (e)    REAL ESTATE OWNED

              Real estate owned consists of property acquired in settlement of loans which are initially valued at the lower of cost or fair value based on appraisals at foreclosure and are periodically adjusted to the lower of adjusted cost or net realizable value throughout the holding period.

       (f)    ALLOWANCE FOR CREDIT LOSSES

              The allowance for credit losses is established through charges to earnings. Management's determination of the amount of the allowance is based on many factors, including credit evaluation of the loan portfolio, current and expected economic conditions and past loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

              A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement. Such loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent. The Company excludes smaller-balance homogeneous loans that are collectively evaluated for impairment, including one- to four-family residential mortgage loans, student loans and consumer loans, other than those modified in a troubled debt restructuring.

       (g)    PREMISES AND EQUIPMENT

              Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term.

       (h)    GOODWILL

              The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. All of the Company's goodwill is being amortized on a straight-line basis over ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the acquired entities.

       (i)    EMPLOYEE BENEFITS

              The Company maintains a non-contributory, qualified, defined benefit pension plan that covers substantially all full time employees of the Bank. The actuarially determined pension benefits in the form of a life annuity are based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


              The Company also provides certain post-retirement benefits, principally health care and group life insurance, to employees and their beneficiaries and dependents. The Company accrues for the expected cost of providing these post-retirement benefits during an employee's active years of service.

       (j)    STOCK-BASED COMPENSATION

              During 1999, the Company adopted a fixed award stock option plan and a restricted stock plan for certain officers, directors, key employees and other persons providing services to the Company. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretation, in accounting for its fixed plan stock options. As such, compensation expense would have been recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

              Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

              Compensation expense equal to the market value of the Company's stock on the grant date is accrued ratably over the vesting period for shares granted under the restricted stock plan.

       (k)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       (l)    EARNINGS PER SHARE

              Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS is only presented in these financial statements for 1999 since the Company completed its offering on April 17, 1998.

       (m)    NEW ACCOUNTING STANDARDS

              In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement, originally effective for fiscal years beginning after June 15, 1999, has been delayed to fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of this standard, at this time, does not have a material impact on the Company's financial condition or results of operations.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997



       (n)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    REORGANIZATION AND STOCK OFFERING

       The Company was organized in December 1997 by the Bank in connection with the conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The Company was formed for the purpose of acquiring all of the capital stock of the Bank upon completion of the reorganization. As part of the reorganization, the Company sold approximately 43.5% of the shares of its common stock to eligible depositors of the Bank (the Offering) and issued approximately 53.3% of the Company's shares of common stock to Niagara Bancorp, MHC (the MHC), a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, 1.9% of the shares were issued to the Bank's employee stock ownership plan (ESOP) and 1.3% of the shares were issued to the First Niagara Bank Foundation (the Foundation). The reorganization and offering were completed on April 17, 1998. Prior to that date, the Company had no assets and no liabilities.

       Completion of the Offering resulted in the issuance of 29,756,250 shares of common stock at $10.00 per share. Costs related to the Offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $2.5 million. Net offering proceeds were $132.4 million. The Company used 50% of that amount, or $66.2 million, to purchase all of the common stock of the Bank. The remaining proceeds were used to fund a $14.3 million loan to the ESOP and to acquire $51.9 million in short-term investments.

       The Foundation is dedicated exclusively to supporting charitable causes and community development activities in Western New York. In addition to the $4.1 million (405,046 shares) of common stock contributed by the Company, the Bank contributed $2.7 million in cash to the Foundation. As a result, a one-time charge of $6.8 million is reflected in the 1998 consolidated statement of income for this contribution, which is tax deductible, subject to an annual limitation based upon the Company's taxable income.

       The Bank established a liquidation account, as of the date of conversion, in the amount of $126.7 million, equal to its net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at the Bank after the date of conversion. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $54.4 million at December 31, 1999. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account at December 31, 1999.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


(3)    RECENT AND PENDING ACQUISITIONS

       In January 1999, the Company completed the acquisition of 100% of the common stock of Warren-Hoffman & Associates, Inc. (WHA), one of the largest full-service insurance agencies in Western New York and three of its affiliated companies. The acquisition has been accounted for as a purchase transaction, with the $14.9 million excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed recorded as goodwill and amortized on a straight-line basis over ten years.

       In August 1999, the Company reached a definitive agreement to purchase all of the outstanding common stock of Albion Banc Corp. ("Albion"), the holding company for Albion Federal Savings and Loan Association for $15.75 per share resulting in an aggregate purchase price of approximately $12.4 million. Albion, with assets of approximately $80.2 million and two branch locations will merge its operations with the Bank's branch network. The transaction will be accounted for using the purchase method of accounting and is scheduled to close in the first quarter of 2000.

       In January 2000, the Company acquired all of the common stock of Empire National Leasing, Inc. and Empire National Auto Leasing, Inc., nationwide providers of equipment lease financing. The acquisition will be accounted for using the purchase method, with the $4.6 million excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed recorded as goodwill. The acquired companies will operate as wholly-owned subsidiaries of the Bank.

       In December 1999, the Company reached a definitive agreement to acquire all the stock of CNY Financial Corporation ("CNY"), the holding company for Cortland Savings Bank. Cortland Savings Bank, with approximately $296.3 million in assets, will retain its current name and charter and operate as a wholly owned subsidiary of the Company. The Company will pay $18.75 per share in cash for each of outstanding shares of CNY common stock with an aggregate purchase price of $87.9 million. The acquisition, which will be accounted for using the purchase method of accounting, is scheduled to be completed during the second quarter of 2000 and is subject to approval by CNY shareholders and various regulatory agencies.


(4)    SECURITIES PURCHASED UNDER RESALE AGREEMENTS

       The Company enters into agreements with large securities dealers to purchase residential and commercial mortgage loans, mortgage-backed securities and U.S. Treasury Notes and to resell substantially identical securities, generally within 90 days. However, no such agreements were in place at December 31, 1999. At December 31, 1998, $15.0 million of these agreements were outstanding and consisted of mortgage loans and U.S. Treasury Notes, having a weighted average rate of 5.95% and original maturities of 90 days or less.

       The securities underlying the agreements are book-entry securities and were delivered into the Company's account maintained at the Federal Home Loan Bank of New York, or into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. Mortgage loans underlying the agreements are held in safekeeping by the seller on behalf of the Company. Securities purchased under resale agreements averaged approximately $3.3 million during 1999 and $18.0 million during 1998. The maximum amount outstanding at any month-end during 1999 and 1998 was $51.0 million and $25.0 million, respectively.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


(5)    SECURITIES AVAILABLE FOR SALE

       The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale at December 31, 1999 are summarized as follows (in thousands):

                                                        AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                          COST             GAINS            LOSSES            VALUE
                                                     -------------     -------------    -------------     -------------

       Debt securities:
           U.S. Treasury                            $     47,446                61             (101)           47,406
           U.S. government agencies                       14,976                --             (237)           14,739
           Corporate                                       6,985                17               (6)            6,996
           States and political subdivisions               2,449                70             (183)            2,336
                                                     -------------     -------------    -------------     -------------

                                                          71,856               148             (527)           71,477
                                                     -------------     -------------    -------------     -------------

       Mortgage-backed securities:
           Collateralized mortgage obligations           306,339                --          (15,706)          290,633
           Freddie Mac                                    66,930                52           (1,683)           65,299
           Government National Mortgage
              Association                                 15,246               204             (127)           15,323
           Federal National Mortgage
              Association                                 13,379                --             (305)           13,074
                                                     -------------     -------------    -------------     -------------

                                                         401,894               256          (17,821)          384,329
                                                     -------------     -------------    -------------     -------------

       Asset-backed securities:
           Home equity                                    80,271                --           (1,608)           78,663
           Student Loans                                   5,497                --              (27)            5,470
                                                     -------------     -------------    -------------     -------------

                                                          85,768                --           (1,635)           84,133
                                                     -------------     -------------    -------------     -------------

       Equity securities - common stock                   19,028             6,486           (1,980)           23,534
                                                     -------------     -------------    -------------     -------------

                                                   $     578,546             6,890          (21,963)          563,473
                                                     =============     =============    =============     =============

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       Scheduled contractual maturities of debt securities, at December 31, 1999 are as follows (in thousands):

                                                                            AMORTIZED              FAIR
                                                                              COST                 VALUE
                                                                       -----------------     ----------------

           Within one year                                           $         31,475                31,456
           After one year through five years                                   69,064                68,389
           After five years through ten years                                  35,677                34,966
           After ten years                                                    423,302               405,128
                                                                       -----------------     ----------------

                                                                     $        559,518               539,939
                                                                       =================     ================

       The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale at December 31, 1998 are summarized as follows (in thousands):

                                                        AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                          COST             GAINS            LOSSES            VALUE
                                                     -------------     -------------    -------------     -------------

       Debt securities:
           U.S. Treasury                           $      66,463             1,263               --            67,726
           Corporate                                       6,958               150               --             7,108
           States and political subdivisions               1,095                99               (3)            1,191
                                                     -------------     -------------    -------------     -------------

                                                          74,516             1,512               (3)           76,025
                                                     -------------     -------------    -------------     -------------

       Mortgage-backed securities:
           Collateralized mortgage obligations           264,524               867             (824)          264,567
           Freddie Mac                                    86,492             1,109              (25)           87,576
           Government National Mortgage
              Association                                 21,732               741               (1)           22,472
           Federal National Mortgage
               Association                                18,126               234               --            18,360
                                                     -------------     -------------    -------------     -------------

                                                         390,874             2,951             (850)          392,975
                                                     -------------     -------------    -------------     -------------

       Asset-backed securities:
           Home equity                                    86,571               136              (60)           86,647
           Student Loans                                   7,444                --              (73)            7,371
                                                     -------------     -------------    -------------     -------------

                                                          94,015               136             (133)           94,018
                                                     -------------     -------------    -------------     -------------

       Equity securities - common stock                   13,570             4,563             (400)           17,733
                                                     -------------     -------------    -------------     -------------

                                                   $     572,975             9,162           (1,386)          580,751
                                                     =============     =============    =============     =============

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       Gross realized gains and losses on sales of securities available for sale are summarized as follows (in thousands):

                                                   1999                   1998                   1997
                                            ------------------     ------------------     ------------------

                 Realized gains          $            2,157                    138                  1,195
                 Realized losses                     (1,679)                    --                   (285)
                                           ===================    ===================    ===================

       At December 31, 1999, approximately $5.0 million of U.S. Treasury Notes were pledged under a collateral agreement with the Federal Reserve Treasury, Tax and Loan Program and $5.0 million of U.S. Treasury Notes and $177.8 million of mortgage related securities were pledged as collateral under reverse repurchase agreements.

(6)    LOANS

       Loans receivable at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                              1999                 1998
                                                                       -----------------     ------------------
           Real estate:
                Residential conventional                             $        609,742               456,197
                Residential home equity                                        22,499                15,520
                Commercial and multifamily                                    195,410               171,365
                Construction                                                   28,413                19,476
                                                                       -----------------     ------------------

                    Total real estate loans                                   856,064               662,558

           Consumer installment                                               110,233                79,059
           Commercial business                                                 24,301                 6,616
                                                                       -----------------     ------------------
                    Total loans                                               990,598               748,233

           Net deferred costs and discounts                                     4,892                 4,516
           Allowance for credit losses                                         (9,862)               (8,010)
                                                                       -----------------     ------------------

                    Loans, net                                       $        985,628               744,739
                                                                       =================     ==================

       Non-accrual loans amounted to $1,929,000, $3,296,000 and $3,047,000 at
       December 31, 1999, 1998, and 1997, respectively, representing .19%, .43% and .47% of total loans. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $161,000, $286,000 and $245,000 in 1999, 1998 and 1997,
       respectively.

       Mortgages serviced for others by the Bank amounted to $124.6 million and $170.1 million at December 31, 1999 and 1998, respectively. Mortgage loans sold amounted to $28.6 million, $52.2 million and $33.8 million for the years ending December 31, 1999, 1998, and 1997, respectively. Servicing fee income, net of mortgage servicing rights amortization, included in loan fees in the consolidated statements of income amounted to $352,000, $482,000 and $424,000 in 1999, 1998, and 1997, respectively.

       During 1999, $53.6 million of one-to-four family residential real estate loans serviced by the Bank for the Savings Bank Life Insurance Fund ("Fund") were repurchased. These loans were underwritten by the Bank and were repurchased in conjunction with the reorganization of the Fund in order to retain the servicing function on these loans.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       At December 31, 1999, the Company had outstanding commitments to originate loans of approximately $74.8 million with $20.7 million at fixed rates and $54.1 million at variable rates.

       Changes in the allowance for credit losses in 1999, 1998 and 1997 were as follows (in thousands):

                                                            1999                  1998                  1997
                                                     ------------------    ------------------    -----------------

         Balance, beginning of year                $          8,010                 6,921                 6,539
         Provision for credit losses                          2,466                 2,084                 1,493
         Charge-offs                                           (735)               (1,252)               (1,362)
         Recoveries                                             121                   257                   251
                                                     ------------------    ------------------    -----------------
         Balance, end of year                      $          9,862                 8,010                 6,921
                                                     ==================    ==================    ==================

       Approximately 97% of the Company's mortgage and consumer loans are in New York State. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this primary market area.


(7)    PREMISES AND EQUIPMENT

       A summary of premises and equipment at December 31, 1999 and 1998 follows (in thousands):

                                                                              1999                 1998
                                                                       -----------------     ----------------

           Land                                                       $         1,049                 1,049
           Buildings and improvements                                          19,861                19,281
           Furniture and equipment                                             21,867                17,127
           Property under capital leases                                        1,365                   963
                                                                       -----------------     ----------------

                                                                               44,142                38,420
           Less accumulated depreciation and
                amortization                                                   18,256                13,173
                                                                       -----------------     ----------------

           Premises and equipment, net                               $         25,886                25,247
                                                                       =================     =================

       Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 1999 were $1.3 million in 2000 and 2001; $1.2 million in 2002 and 2003; $1.1 million in 2004 and
       $7.3 million in years thereafter through 2022. Real estate taxes, insurance and maintenance expenses related to these leases that are obligations of the Company. Rent expense was $1.1 million, $597,000 and $534,000 in 1999, 1998, and 1997, respectively, and is included in occupancy and equipment expense.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

(8)    OTHER ASSETS

       A summary of accrued interest receivable and other assets at December 31, 1999 and 1998 follows (in thousands):

                                                                              1999                 1998
                                                                       -----------------     -----------------

                    Bank owned life insurance                        $         37,349                25,769
                    Goodwill, net                                              13,450                   -
                    Federal Home Loan Bank stock                               16,595                 6,627
                    Net deferred tax assets                                    10,589                 1,008
                    Accrued interest receivable                                 7,677                 7,796
                    Other                                                       9,116                 5,534
                                                                       -----------------     -----------------
                                                                     $         94,776                46,734
                                                                       =================     =================

(9)    DEPOSITS

       Deposits consist of the following at December 31, 1999 and 1998 (in thousands):

                                                        1999                                    1998
                                         --------------------------------        ---------------------------------
                                                              WEIGHTED                                  WEIGHTED
                                                               AVERAGE                                   AVERAGE
                                              BALANCE           RATE                  BALANCE             RATE
                                              -------           ----                  -------             ----

       Savings accounts                $      295,511             3.00%                 297,654            3.00%

       Certificates maturing:
           Within one year                    329,058             5.02                  383,472            5.53
           After one  year, through
               two years                       81,727             5.14                   51,133            5.53
           After two years, through
               three years                      9,509             5.27                   15,542            5.94
           After three years, through
               four years                       1,826             5.20                    3,555            5.43
           After four years, through
               five years                       1,753             6.04                      792            5.38
           After five years                     3,307             5.25                    3,451            5.84
                                         ---------------                         -----------------

                                              427,180             5.06                  457,945            5.54
                                         ---------------                         -----------------
       Checking accounts:
           Non-interest bearing                35,149               --                   32,914              --
           Interest-bearing:
             NOW accounts                      89,658             1.50                   81,249            1.50
             Money market accounts            254,050             4.63                  181,789            4.25
                                         ---------------                         -----------------

                                              378,857                                   295,952
                                         ---------------                         -----------------

       Mortgagors' payments held in
           escrow                              11,754             2.00                    9,346            2.00
                                         ---------------                         -----------------

                                       $    1,113,302            3.94%                1,060,897            4.0%
                                         ===============    ===========          =================   ==============

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       Interest rates on certificates of deposit generally range from 4.16% to 8.55% at December 31, 1999. Interest expense on deposits in 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                   1999                   1998                   1997
                                           --------------------   --------------------   ---------------------

         Certificates of deposit                      22,193                 27,447                 29,426
         Money market accounts                         9,726                  5,863                  2,561
         Savings accounts                $             9,097                  9,575                 10,124
         NOW accounts                                  1,183                    984                  1,120
         Mortgagors' payments
              held in escrow                             194                    165                    154
                                           --------------------   --------------------   ---------------------
                                         $            42,393                 44,034                 43,385
                                           ====================   ====================   =====================

       Certificates of deposit issued in amounts over $100,000 amounted to $63.0 million, $80.5 million and $88.6 million at December 31, 1999, 1998 and 1997, respectively. Interest expense thereon approximated $3.3 million, $4.9 million and $5.2 million in 1999, 1998 and 1997, respectively.

       During 1999 the Company entered into interest rate swap agreements with third parties with notional amounts totaling $30 million. Under these agreements, the Company pays an annual fixed rate of 5.97% to 6.23% and receives a floating three month U.S. dollar LIBOR rate. The Company entered into these transactions to hedge the repricing of its money market accounts. During 1999, $21,000 of interest expense related to these swaps was reflected in money market account interest. At December 31, 1999 the fair value of these swaps was $278,000.

(10)   OTHER BORROWED FUNDS

       Information relating to outstanding borrowings at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                                                    1999                1998
                                                                             ------------------    ---------------

           Short-term borrowings:
               Current portion of long-term FHLB advances                  $          51,005                   439
               Reverse repurchase agreements                                          39,000                 5,110
                                                                             ------------------    ------------------

                                                                            $         90,005                 5,549
                                                                             ==================    ==================
           Long-term borrowings:
               Long-term FHLB advances, excluding current
                  portion, bearing fixed interest rates ranging
                  from 5.04% to 6.65% at December 31, 1999                  $        173,692                65,100
               Reverse repurchase agreements                                          71,948                71,948
                                                                             ------------------    ------------------

                                                                            $        245,640               137,048
                                                                             ==================    ==================

       The Company has a $420.8 million line of credit with the Federal Home Loan Bank (FHLB), secured by the residential mortgage portfolio, which provides a secondary funding source for lending, liquidity, and asset/liability management. The Company has $196.1 million available under this line at December 31, 1999.

       The Company also pledged, to the FHLB and to broker-dealers, U.S. Treasury Notes and various mortgage related securities as collateral under reverse repurchase agreements. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       to resell to the Bank the same securities at the maturities of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements.

       Information relating to the reverse repurchase agreements as of and for the years ended December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                                                    1999                  1998
                                                                             ------------------    ------------------
           Weighted average interest rate at year end                                  5.53%                 5.35%
           Maximum amount outstanding at any month end                     $         111,948                77,058
           Average amount outstanding during the year                                 94,236                48,237
                                                                             ==================    ==================

       The average amounts outstanding are computed using daily average balances. Related interest expense in 1999, 1998 and 1997 was $5,513,000, $2,658,000 and $1,158,000, respectively.

       The aggregate maturities of long-term borrowings at December 31, 1999 are as follows (in thousands):

                                          2001                        $ 9,000
                                          2002                          7,981
                                          2003                          2,568
                                          2004                         17,606
                                          Thereafter                  208,485
                                                                  --------------

                                                                  $   245,640
                                                                  ==============
(11)   CAPITAL

       The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       The Company's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                 TO BE WELL
                                                                              CAPITALIZED UNDER
                                                          FOR CAPITAL         PROMPT CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                             -------------------      ------------------     ------------------
                             AMOUNT        RATIO      AMOUNT       RATIO     AMOUNT       RATIO
                             ------        -----      ------       -----     ------       -----
As of December 31, 1999:
 Total capital to
     risk-weighted assets    $239,992      23.56%   * 81,483     * 8.00%  * 101,854    * 10.00%
 Tier 1 capital to
      risk-weighted assets    228,102      22.40    * 40,741     * 4.00   *  61,112    *  6.00
 Tier 1 capital to
    average assets            228,102      13.51    * 50,634     * 3.00   *  84,390    *  5.00

As of December 31, 1998:
 Total capital to
     risk-weighted assets    $269,177      32.88%   * 65,489     * 8.00%  *  81,861    * 10.00%
 Tier 1 capital to
     risk-weighted assets     259,294      31.67    * 32,745     * 4.00   *  49,117    *  6.00
 Tier 1 capital to
     average assets           259,294      18.05    * 43,082     * 3.00   *  71,803    *  5.00

* greater than or equal too

       In 1999, the Company received authorization from its Board of Directors and bank regulatory agencies to repurchase up to 3,457,500 shares of its common stock outstanding. During 1999, the Company purchased 3,110,850 shares at an average cost of $10.61 per share.

(12)   STOCK BASED COMPENSATION

       In 1999, the Company adopted a stock option plan pursuant to which the Company's Board of Directors may grant options to officers and key employees. The plan authorizes grants of options to purchase up to 1,390,660 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All options have a 10-year term and become fully vested and exercisable after 5 years from the grant date.

       At December 31, 1999, there were 783,250 shares granted pursuant to the plan and 600,910 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during 1999 was $4.28 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
       1999 expected dividend yield of 1.86%, risk-free interest rate of 5.58%, an expected life of 7.5 years, and expected volatility of 35.3%. The Company also deducted 10% to reflect an estimate of the probability of forfeiture prior to vesting.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                      1999
                                                                                -----------------
                           Net income                As reported           $        18,493,704
                                                     Pro forma                      18,263,010

                           Earnings per share        As reported           $              0.69
                                                     Pro forma                            0.68

         Stock option activity during 1999 is as follows:

                                                          Number of              Weighted average
                                                           shares                 exercise price
                                                     ------------------         -------------------
              Balance at January 1, 1999                        --         $                 --
                  Granted                                  789,750                         10.75
                  Exercised                                     --                           --
                  Forfeited                                  6,500                         10.75
                  Expired                                       --                           --
                                                     ------------------         -------------------
              Balance at December 31, 1999                 783,250                        10.75
                                                     ==================         ===================

       At December 31, 1999, none of the options are exercisable.

       During 1999, the Company allocated 556,264 shares for issuance under the Restricted Stock Plan. Shares granted in 1999 totaled 179,500 and are due to vest as follows: 39,585 shares in 2000; 36,235 shares in 2001; and 34,560 shares in 2002 through 2004. Compensation expense related to this plan amounted to $248,000 in 1999.

(13)   INCOME TAXES

       Total income taxes in 1999, 1998 and 1997 were allocated as follows (in thousands):


                                             1999             1998            1997
                                          ------------     -----------      ----------
Income from operations                        $ 9,893           4,906           6,259
Stockholders' equity, for  unrealized
  gain/loss on securities available for sale  (9,367)           1,429           2,472
                                          ============     ===========      ==========

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       The components of income taxes attributable to income from operations in 1999, 1998 and 1997 are as follows (in thousands):

                                                              1999                  1998                  1997
                                                       ------------------    ------------------    ------------------

                      Current:
                             Federal                 $           9,430                 6,936                 5,858
                             State                                 654                   350                   725
                                                       ------------------    ------------------    ------------------

                                                                10,084                 7,286                 6,583
                                                       ------------------    ------------------    ------------------

                      Deferred:
                             Federal                              (330)               (2,120)                 (312)
                             State                                 139                  (260)                  (12)
                                                       ------------------    ------------------    ------------------

                                                                  (191)               (2,380)                 (324)
                                                       ------------------    ------------------    ------------------

                                                     $           9,893                 4,906                 6,259
                                                       ==================    ==================    ==================


         Income tax expense attributable to income from operations in 1999, 1998 and 1997 differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                               1999                  1998                  1997
                                                       ------------------    ------------------    ------------------

         Expected tax expense                        $           9,917                 5,351                 6,129
         Increase (decrease) attributable to:
             State income taxes, net of
                Federal benefit and deferred
                state tax                                          564                   (34)                  471
             Bank-owned life
                insurance income                                  (553)                 (269)                   --
             Goodwill amortization                                 523                    --                    --
             Dividends received deduction                          (65)                  (59)                 (375)
             Decrease in valuation allowance
               for deferred tax assets                            (552)                   --                    --
             Other                                                  59                   (83)                   34
                                                       ------------------    ------------------    ------------------

                                                     $           9,893                 4,906                 6,259
                                                       ==================    ==================    ==================

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                                                     1999                  1998
                                                                             ------------------    ------------------
         Deferred tax assets:
             Unrealized loss on securities available for sale                         $6,180                  --
             Financial reporting allowance for credit losses                           4,043                 3,284
             Charitable contributions                                                    739                 1,920
             Deferred compensation                                                     1,047                   915
             Post-retirement benefit obligation                                          817                   739
             Losses on investments in affiliates                                         502                   520
             Purchase accounting adjustment                                               23                    --
             Other                                                                       393                   402
                                                                             ------------------    ------------------
                    Total gross deferred tax assets                                   13,744                 7,780
                    Valuation allowance                                                 (834)               (1,386)
                                                                             ------------------    ------------------

                    Net deferred tax assets                                           12,910                 6,394
                                                                             ------------------    ------------------

         Deferred tax liabilities:
             Tax allowance for credit losses, in excess
                of base year amount                                                   (1,341)               (1,721)
             Unrealized gain on securities available for sale                             --                (3,187)
             Excess of tax depreciation over financial reporting
                depreciation                                                            (331)                 (128)
             Prepaid pension costs                                                      (164)                 (269)
             Gains under covered call options                                           (349)                   --
             Other                                                                      (136)                  (81)
                                                                             ------------------    ------------------
                    Total gross deferred tax liabilities                              (2,321)               (5,386)
                                                                             ------------------    ------------------

                    Net deferred tax asset                                 $          10,589                 1,008
                                                                             ==================    ==================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 1999.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

(14)     EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the year ended December 31, 1999 is as follows:

         Net income available to common shareholders                        $     18,439,704

         Weighted average shares outstanding:
             Total shares issued                                                  29,756,250
             Unallocated ESOP shares                                              (1,040,573)
             ESOP shares committed to be released                                     20,349
             Treasury shares                                                      (1,992,167)
                                                                             ----------------
         Total weighted average shares outstanding                                26,743,859
                                                                             ---------------

         Basic/diluted earnings per share                                   $           0.69
                                                                             ===============

 (15)    BENEFIT PLANS

         PENSION PLAN

         The reconciliations of the change in the projected benefit obligation, the fair value of the plan assets and the funded status of the Company's pension plan as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                              1999                 1998
                                                                       -----------------     -----------------
           Change in projected benefit obligation:
               Projected benefit obligation at beginning
                  of year                                            $          8,307                 6,936
               Service cost                                                       413                   400
               Interest cost                                                      554                   488
               Actuarial (gain) loss                                           (1,023)                  731
               Benefits paid                                                     (284)                 (248)
                                                                       -----------------     -----------------

               Projected benefit obligation at end of year                      7,967                 8,307
                                                                       -----------------     -----------------

           Change in fair value of plan assets:
               Fair value of plan assets at beginning
                  of year                                                       8,959                 9,195
               Actual return on plan assets                                     1,609                    12
               Benefits paid                                                     (284)                 (248)
                                                                       -----------------     -----------------

               Fair value of plan assets at end of year                        10,284                 8,959
                                                                       -----------------     -----------------

           Funded status:
               Plan assets in excess of projected
                  benefit obligation at end of year                             2,317                   652
               Unrecognized net gain                                           (2,062)                 (136)
               Prior service cost not yet recognized in
                  net periodic pension costs                                        2                     6
                                                                       -----------------     -----------------

            Prepaid pension costs, included in other assets          $            257                   522
                                                                       =================     =================

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997



       Net pension cost in 1999, 1998, and 1997 is comprised of the following (in thousands):

                                                              1999                  1998                  1997
                                                       ------------------    ------------------    ------------------

         Service cost, benefits earned during
             the year                                $             413                   400                   383
         Interest cost on projected benefit
             obligation                                            544                   488                   452
         Expected return on plan assets                           (706)                 (725)                 (600)
         Net amortization and deferral                               4                  (129)                  (75)
                                                       ------------------    ------------------    ------------------

                Net periodic pension cost            $             265                    34                   160
                                                       ==================    ==================    ==================

       The principal actuarial assumptions used in 1999, 1998 and 1997 were as follows:

                                                              1999                  1998                  1997
                                                       ------------------    ------------------    ---------------

         Discount rate                                         7.75%                6.50%                 7.25%
         Expected long-term rate of return
             on assets                                         8.00%                8.00%                 8.00%
         Assumed rate of future
             compensation increase                             5.50%                4.50%                 5.00%
                                                      ===================    ==================   =================

       The plan assets are in mutual funds consisting primarily of listed stocks and bonds, government securities and cash equivalents.

       OTHER POST-RETIREMENT BENEFITS

       In addition to providing pension and other benefits, the Company provides post-retirement health care and life insurance benefits for substantially all full-time employees of the Bank and their beneficiaries (and dependents) if they reach normal retirement age while working for the Company.

       A reconciliation of the change in the benefit obligation and the accrued benefit cost of the Company's accumulated post-retirement benefit obligation as of December 31, 1999 and 1998 is as follows (in thousands):

                                                                              1999                 1998
                                                                       -----------------     -----------------
           Change  in  accumulated   post-retirement   benefit
           obligation
                  Accumulated post-retirement benefit
                     obligation at beginning of year                 $          1,968                 1,607
                  Service cost                                                    126                    90
                  Interest cost                                                   126                   114
                  Plan participants contributions                                   5                    --
                  Actuarial (gain) loss                                          (274)                  211
                  Benefits paid                                                   (66)                  (54)
                                                                       -----------------     -----------------

           Accumulated post-retirement benefit obligation at
               end of year                                           $          1,885                 1,968
                                                                       =================     =================

           Accrued post-retirement benefit cost:
               Accrued post-retirement benefit cost
                  at beginning of year                               $          1,885                 1,968
           Unrecognized net actuarial (gain) loss                                 109                  (164)
                                                                       -----------------     -----------------

           Accrued post-retirement benefit cost
                  at end of year, included in other liabilities      $          1,994                 1,804
                                                                       =================     =================

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       The components of net periodic post-retirement benefit cost for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                            1999                  1998                  1997
                                                     -------------------   -------------------   --------------------

         Service cost                                $             126                    90                    64
         Interest cost                                             126                   114                    99
         Net amortization and deferral                              --                    --                   (11)
                                                       ------------------    ------------------    ------------------

                 Total cost                          $             252                   204                   152
                                                       ==================    ==================    ==================

       The post-retirement benefit obligation was determined using a discount rate of 7.75% for 1999 and 6.50% for 1998. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation initially ranged from 5.5% for healthcare maintenance organizations to 13.0% for the traditional medical coverage in 2000, both of which decreased to 5.0% in the year 2004 and thereafter, over the projected payout of benefits. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 1999 would have increased by 13.9%, and the aggregate of service and interest cost would increase by 17.5%. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 1999 would have decreased by 14.9%, and the aggregate of service and interest cost would have decreased by 15.6%.

       401(k) PLAN

       All employees are also eligible to participate in Company sponsored 401(k) plans. Participants may make contributions to the Plan in the form of salary reductions of up to 15% of their eligible compensation subject to the Internal Revenue Code limit. The Company contributes an amount to the Plan equal to 25% or 50% of employee contributions, dependent upon the specific plan, up to a maximum of 6% of the employee's eligible compensation. The Company's contribution was $421,000, $254,000 and $196,000 in 1999, 1998 and 1997, respectively.

       EMPLOYEE STOCK OWNERSHIP PLAN

       In 1998, the Bank established an ESOP and accounts for the plan in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". All Bank employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21, are eligible to participate. The ESOP holds 1,080,124 shares of the Company's common stock with 549,954 shares purchased in the Offering, and 530,530 shares purchased in the open market. The purchased shares were funded by a loan from the Company payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are funded by cash contributions from the Bank and dividends on Company stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares during the respective quarterly period. Compensation expense of $550,000 and $493,000 was recognized for the years ended December 31, 1999 and 1998, respectively, in connection with the 52,908 and 39,406 shares allocated to participants during each year.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


       OTHER PLANS

       The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans were $1,540,000, $1,181,000 and $1,153,000 in 1999, 1998 and 1997, respectively.

       The Company also maintains a supplemental benefit plan for certain executive officers that is funded by the Company through life insurance contracts.

(16)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value and estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                                         CARRYING           ESTIMATED FAIR
                                                                           VALUE                 VALUE
                                                                           -----                 -----
                December 31, 1999:
                    Financial assets:
                         Cash and cash equivalents                 $         41,949                41,949
                         Securities available for sale                      563,473               563,473
                         Loans                                              985,628               960,479
                         Other assets                                        61,621                61,475

                    Financial liabilities:
                         Deposits                                  $      1,113,302             1,113,140
                         Borrowings                                         335,645               326,155
                         Other liabilities                                    2,751                 2,751

                    Unrecognized financial instruments:
                         Interest rate swaps                        $            --                   278
                         Commitments to extend credit                        74,779                74,779

                December 31, 1998:
                    Financial assets:
                         Cash and cash equivalents                 $        111,263               111,263
                         Securities available for sale                      580,751               580,751
                         Loans                                              744,739               757,619
                         Other assets                                        40,192                40,276

                    Financial liabilities:
                         Deposits                                  $      1,060,897             1,063,775
                         Borrowings                                         142,597               146,526
                         Other liabilities                                    1,008                 1,008

                    Unrecognized financial instruments:
                         Commitments to extend credit              $          65,469                65,469

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

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


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

       LOANS

       Residential revolving home equity and personal and commercial open ended lines of credit reprice as the prime rate changes. Therefore, the carrying values of such loans approximates their fair value.

       The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through estimated maturity using current origination rates. The estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

       DEPOSITS

       The fair value of deposits with no stated maturity, such as savings, money market, checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, using rates currently offered for deposits of similar remaining maturities.

       BORROWINGS

       The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity using current market rates.

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

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


(17)   SEGMENT INFORMATION

       Based on the "Management Approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities conducted through WHA and the Savings Bank Life Insurance ("SBLI") department. Information about the Company's segments is presented in the following table for the year ended December 31, 1999:

                                                           BANKING              INSURANCE
                                                         ACTIVITIES            ACTIVITIES               TOTAL
                                                         ----------            ----------               -----

         Net interest income                         $          50,727                    27                50,754
         Provision for credit losses                             2,466                    --                 2,466
                                                       ------------------    ------------------    -----------------
              Net interest income after
              provision for credit losses                       48,261                    27                48,288
         Noninterest income                                     11,487                15,723                27,210
         Net securities gains                                      478                    --                   478
         Noninterest expense                                    33,995                13,648                47,643
                                                       ------------------    ------------------    -----------------
              Income before income taxes                        26,231                 2,102                28,333
         Income tax expense                                      8,528                 1,365                 9,893
                                                       ------------------    ------------------    -----------------

                 Net income                          $          17,703                   737                18,440
                                                       ==================    ==================    =================

         For the years ending December 31, 1998 and 1997, the Company determined that its business was comprised of banking activities only.

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


18)    CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

       The following condensed statements of condition as of December 31, 1999 and 1998 and the condensed statements of income and statements of cash flows for the year ended December 31, 1999 and for the period from April 17, 1998 through December 31, 1998 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                                                 DECEMBER 31,
                                                                       ----------------------------
         Condensed Statements of Condition                                 1999                1998
                                                                       -------------      -------------

                Assets:
                   Cash and cash equivalents                          $      3,733              6,672
                   Securities available for sale                            37,151             46,516
                   Loan receivable from ESOP                                13,464             13,941
                   Investment in Bank                                      190,580            195,899
                   Other assets                                              1,736              2,297
                                                                       -------------      -------------
                                                                      $    246,665            265,325
                                                                       =============      =============

                Liabilities:
                   Accounts payable and other liabilities                    2,641              1,500
                   Loan payable to Bank                                     11,408                 --
                Stockholders' equity                                       232,616            263,825
                                                                       -------------      -------------
                                                                      $    246,665            265,325
                                                                       =============      =============

         Condensed Statements of Income

                Interest income                                       $      3,911              2,985
                Dividend received from Bank                                 10,000                 --
                                                                       -------------      -------------
                   Interest income                                          13,911              2,985
                Interest expense                                               238                 --
                                                                       -------------      -------------
                   Net interest income                                      13,673              2,985
                Net loss on securities available for sale                      (33)                --
                Noninterest expenses                                           781              4,373
                                                                       -------------      -------------
                        Income (loss) before income taxes
                           and equity in earnings of Bank                   12,859             (1,388)

                Income tax expense (benefit)                                 1,148               (625)
                                                                       -------------      -------------

                        Income (loss) before equity in
                           earnings of Bank                                 11,711               (763)

                Net income of Bank                                          16,729             11,145
                Less dividend received from Bank                           (10,000)                --
                                                                       -------------      -------------
                Equity in undisbursed income of Bank                         6,729             11,145
                                                                       -------------      -------------
                        Net income                                    $     18,440             10,382
                                                                       =============      =============

                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


                              NIAGARA BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


           Condensed Statements of Cash Flows                                        1999                1998
                                                                                  -----------        -------------

                Cash flows from operating activities:
                   Net income                                                    $     18,440             10,382
                   Adjustments to reconcile net income to net
                      cash provided by operating activities:
                          Charitable contribution of Niagara Bancorp,
                             Inc. common stock to First Niagara
                             Bank Foundation                                               --              4,051
                          Accretion of fees and discounts, net                             (6)                (5)
                          Equity in undisbursed earnings of Bank                       (6,729)           (11,145)
                          Net loss on securities available for sale                        33                 --
                          Deferred income taxes                                           284             (1,140)
                          (Increase) decrease in other assets                             889             (1,234)
                          Increase in liabilities                                         190                640
                                                                                  -------------      --------------

                             Net cash provided by operating activities                 13,101              1,549
                                                                                  -------------      --------------

                Cash flow from investing activities:
                   Proceeds from sales of securities available for sale                 3,968                 --
                   Purchases of securities available for sale                          (5,965)           (47,648)
                   Principal payments on securities available for sale                 10,453              1,328
                   Purchase of Bank common stock                                           --            (66,245)
                   Funding of ESOP loan receivable                                         --            (14,298)
                   Repaymets of ESOP loan receivable                                      477                357
                                                                                  -------------      --------------

                             Net cash provided by (used for) investing
                             activities                                                 8,933           (126,506)
                                                                                  -------------      --------------

                Cash flows from financing activities:
                   Proceeds from issuance of common stock                                  --            132,490
                   Purchase of treasury stock                                         (31,820)                --
                   Proceeds from loan from the Bank                                    11,408                 --
                   Dividends paid on common stock                                      (4,561)              (861)
                                                                                  -------------      --------------

                             Net cash provided (used) by financing
                               activities                                             (24,973)           131,629
                                                                                  -------------      --------------

                             Net increase (decrease) in cash and cash
                               equivalents                                             (2,939)             6,672

                Cash and cash equivalents at beginning of period                        6,672                 --
                                                                                  -------------      --------------

                Cash and cash equivalents at end of period                       $      3,733              6,672
                                                                                  =============      ==============

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     Information regarding directors and executive officers of the Company on pages 3 to 6 of the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     Information regarding executive compensation on pages 8 to 10 and 11 to 15 of the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners of the Company's management on page 3 of the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     Information regarding certain relationships and related transactions on pages 16 to 17 of the Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Reports on Form 8-K

     Niagara Bancorp, Inc. filed on January 11, 2000 a Current Report on Form 8-K dated December 28, 1999 disclosing under Item 5 that Niagara Bancorp, Inc. had reached an agreement to acquire CNY Financial Corporation. Such Current Report, as an Item 7 exhibit also included the Agreement and Plan of Merger dated December 28, 1999.

(b)  Exhibits

         The exhibits listed below are filed herewith or are incorporated by reference to other filings.

        Exhibit Index to Form 10-K
        --------------------------

        Exhibit 3.1                        Articles of Incorporation **
        Exhibit 3.2                        Bylaws **
        Exhibit 10.1                       Form of Employment Agreement **
        Exhibit 10.2                       First Niagara Bank Deferred Compensation Plan **
        Exhibit 11                         Calculations  of Basic  Earnings Per Share and Diluted  Earnings Per Share
                                           (See Note 14 to Notes to Consolidated Financial Statements)
        Exhibit 21                         Subsidiaries of Niagara Bancorp, Inc. (See Part I, Item 1 of Form 10-K)
        Exhibit 27.1                       Financial Data Schedule - Fiscal Year End 1999

         ** Incorporated by reference from Niagara Bancorp, Inc., Form S-1, filed on December 22, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NIAGARA BANCORP, INC.



Date:  March 29, 2000                 By:  /s/ William E. Swan
                                           -------------------------------------
                                           William E. Swan
                                           President and Chief Executive Officer

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


           Signatures                                     Title                                   Date
           ----------                                     -----                                   ----
/s/ William E. Swan                   President, Chief Executive Officer                     March 29, 2000
-----------------------               (Principal Executive Officer)and Director
William E. Swan


/s/ Paul J. Kolkmeyer                 Executive Vice President and Chief Financial           March 29, 2000
----------------------                Officer (Principal Accounting Officer)
Paul J. Kolkmeyer

/s/ Gordon P. Assad                                     Director                             March 29, 2000
--------------------
Gordon P. Assad

/s/ Christa P. Caldwell                                 Director                             March 29, 2000
-----------------------
Christa P. Caldwell

/s/ James W. Currie                                     Director                             March 29, 2000
-------------------
James W. Currie

/s Gary B. Fitch                                        Director                             March 29, 2000
----------------
Gary B. Fitch

/s/ David W. Heinrich                                   Director                             March 29, 2000
---------------------
David W. Heinrich

/s/ Daniel W. Judge                                     Director                             March 29, 2000
-------------------
Daniel W. Judge

/s/ B. Thomas Mancuso                                   Director                             March 29, 2000
---------------------
B. Thomas Mancuso

/s/ James Miklinski                                     Director                             March 29, 2000
-------------------
James Miklinski

/s/ Barton G. Smith                                     Director                             March 29, 2000
-------------------
Barton G. Smith

/s/ Robert G. Weber                                     Director                             March 29, 2000
-------------------
Robert G. Weber