Form 10-Q
period 2000-03-31
NIAGARA BANCORP INC
filed 2000-05-15
CIK 1051741

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

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23975


                              NIAGARA BANCORP, INC.
             (exact name of registrant as specified in its charter)


            Delaware                                  16-1545669
          ------------                               ------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


6950 South Transit Road, P.O. Box 514, Lockport, NY           14095-0514
---------------------------------------------------           ----------
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
Yes   X          No
     ---             ---


The Registrant had 25,688,900 shares of Common Stock, $.01 par value, outstanding as of May 12, 2000.

================================================================================

                              NIAGARA BANCORP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2000


                                TABLE OF CONTENTS


Item Number                                                                       Page Number
-----------                                                                       -----------

                         PART I - FINANCIAL INFORMATION
1.   Financial Statements

         Condensed Consolidated Statements of Condition as of
           March 31, 2000 (unaudited) and December 31, 1999..........................   3

         Condensed Consolidated Statements of Income for the
           three months ended March 31, 2000 and 1999 (unaudited)....................   4

         Condensed Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 2000 and 1999 (unaudited)....................   5

         Condensed Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended March 31, 2000 and 1999 (unaudited)............   6

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999 (unaudited)....................   7

         Notes to Condensed Consolidated Financial Statements (unaudited)............   8

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................................  12

3.   Quantitative and Qualitative Disclosures about Market Risk......................  19


                           PART II - OTHER INFORMATION

1.   Legal Proceedings...............................................................  20

2.   Changes in Securities and Use of Proceeds.......................................  20

3.   Defaults upon Senior Securities.................................................  20

4.   Submission of Matters to a Vote of Security Holders.............................  20

5.   Other Information...............................................................  20

6.   Exhibits and Reports on Form 8-K................................................  20

Signatures...........................................................................  20

Exhibit Index........................................................................  21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                     Niagara Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                  March 31,         December 31,
                                                                     2000              1999
                                                                --------------     --------------
                                                                 (unaudited)

                                                                     (Amounts in thousands)

                          Assets
                          ------
Cash and cash equivalents:
    Cash and due from banks ...............................      $    24,215            24,449
    Federal funds sold and securities purchased
       under resale agreements ............................                -            17,500
                                                                  ----------       -----------
           Total cash and cash equivalents ................           24,215            41,949

Securities available for sale .............................          539,365           563,473
Loans, net ................................................        1,076,434           985,628
Premises and equipment, net ...............................           27,060            25,886
Other assets ..............................................          111,395            94,776
                                                                  ----------       -----------
                                                                 $ 1,778,469         1,711,712
                                                                  ==========       ===========

           Liabilities and Stockholders' Equity
           ------------------------------------
Liabilities:
  Deposits ................................................      $ 1,200,649         1,113,302
  Short-term borrowings ...................................           74,588            90,005
  Long-term borrowings ....................................          239,931           245,640
  Other liabilities .......................................           33,354            30,149
                                                                  ----------       -----------
                                                                   1,548,522         1,479,096
                                                                  ----------       -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued ...........................                -                 -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued ..............              298               298
    Additional paid-in capital ............................          135,913           135,964
    Retained earnings .....................................          154,478           151,341
    Accumulated other comprehensive loss ..................           (8,300)           (8,893)
    Common stock held by ESOP .............................          (12,900)          (13,076)
    Treasury stock, at cost, 3,767,350 and 3,110,850 shares
      in 2000 and 1999, respectively ......................          (39,542)          (33,018)
                                                                  ----------       -----------
                                                                     229,947           232,616
                                                                  ----------       -----------

                                                                 $ 1,778,469         1,711,712
                                                                  ==========       ===========

                     Niagara Bancorp, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
                                                                   (Amounts in thousands)
Interest income:
   Loans ...................................................      $ 19,547         15,033
   Investment securities ...................................         8,837          9,003
   Federal funds sold and securities purchased
       under resale agreements .............................           166            591
   Other ...................................................           409            314
                                                                  --------       --------
            Total interest income ..........................        28,959         24,941

Interest expense:
   Deposits ................................................        11,044         10,473
   Borrowings ..............................................         4,715          2,404
                                                                  --------       --------
            Total interest expense .........................        15,759         12,877
                                                                  --------       --------

Net interest income ........................................        13,200         12,064
Provision for credit losses ................................           417            821
                                                                  --------       --------

            Net interest income after provision
                for credit losses ..........................        12,783         11,243
                                                                  --------       --------

Noninterest income:
   Banking service charges and fees ........................         1,484          1,065
   Loan fees ...............................................           327            450
   Insurance services and fees .............................         3,982          4,000
   Bank-owned life insurance earnings ......................           482            330
   Annuity and mutual fund sales commissions ...............           295            323
   Covered call option premium .............................           282            504
   Net gain (loss) on sales of securities available for sale           (24)           178
   Leasing income ...........................................          298              -
   Other ...................................................           350             70
                                                                  --------       --------
            Total noninterest income .......................         7,476          6,920
                                                                  --------       --------

Noninterest expense:
   Salaries and employee benefits ..........................         7,594          6,486
   Occupancy and equipment .................................         1,279          1,141
   Technology and communications ...........................         1,209          1,044
   Marketing and advertising ...............................           693            508
   Goodwill amortization ...................................           451            374
   Other ...................................................         1,961          1,742
                                                                  --------       --------
             Total noninterest expense .....................        13,187         11,295
                                                                  --------       --------

             Income before income taxes ....................         7,072          6,868

Income tax expense .........................................         2,416          2,363
                                                                  --------       --------

             Net income ....................................      $  4,656          4,505
                                                                  ========       ========

Earnings per common share:
             Basic and diluted .............................      $   0.18           0.16

Cash dividends per common share ............................      $   0.06           0.04


Weighted average common shares outstanding:
             Basic and diluted .............................        25,377         27,888

                     Niagara Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             2000          1999
                                                                           -------       -------
                                                                           (Amounts in thousands)

Net income ..........................................................      $ 4,656         4,505

Other comprehensive income (loss), net of income taxes:
        Net unrealized gains (losses) on securities available
             for sale arising during the period .....................          579        (1,988)
        Less: Reclassification adjustment for realized gains (losses)
             included in net income .................................          (14)          105
                                                                           -------       -------
                   Total other comprehensive income (loss) ..........          593        (2,093)
                                                                           -------       -------
                        Total comprehensive income ..................      $ 5,249         2,412
                                                                           =======       =======

                     Niagara Bancorp, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                              Additional                      Other
                                                                  Common       paid-in       Retained     comprehensive       ESOP
                                                                  stock        capital       earnings         income         shares
                                                                --------      --------       --------       --------       --------
                                                                                         (Amounts in thousands)

Balances at January 1, 1999 ..............................      $    298       136,114        136,602          4,587        (13,776)
   Net income ............................................             -             -          4,505              -              -
   Unrealized loss on securities
      available for sale, net of
      reclassification adjustment ........................             -             -              -         (2,093)             -
   Purchase of treasury stock
      (1,487,800 shares) .................................             -             -              -              -              -
   ESOP shares committed to be released
      (13,431 shares) ....................................             -           (38)             -              -            177
   Common stock dividend of $0.04 per
      share ..............................................             -             -         (1,093)             -              -
                                                                --------      --------       --------       --------       --------

Balances at March 31, 1999 ...............................      $    298       136,076        140,014          2,494        (13,599)
                                                                ========      ========       ========       ========       ========

Balances at January 1, 2000 ..............................      $    298       135,964        151,341         (8,893)       (13,076)
   Net income ............................................             -             -          4,656              -              -
   Unrealized gain on securities
      available for sale, net of reclassification
      adjustment .........................................             -             -              -            593              -
   Purchase of treasury stock
      (656,500 shares) ...................................             -             -              -              -              -
   ESOP shares committed to be released
      (13,317 shares) ....................................             -           (51)             -              -            176
   Common stock dividend of $0.06 per
      share ..............................................             -             -         (1,519)             -              -
                                                                --------      --------       --------       --------       --------

Balances at March 31, 2000 ...............................      $    298       135,913        154,478         (8,300)       (12,900)
                                                                ========      ========       ========       ========       ========

                                                                Treasury
                                                                 stock          Total
                                                                --------      --------
Balances at January 1, 1999 ..............................             -       263,825
   Net income ............................................             -         4,505
   Unrealized loss on securities
      available for sale, net of
      reclassification adjustment ........................             -        (2,093)
   Purchase of treasury stock
      (1,487,800 shares) .................................       (16,027)      (16,027)
   ESOP shares committed to be released
      (13,431 shares) ....................................             -           139
   Common stock dividend of $0.04 per
      share ..............................................             -        (1,093)
                                                                --------      --------

Balances at March 31, 1999 ...............................       (16,027)      249,256
                                                                ========      ========

Balances at January 1, 2000 ..............................       (33,018)      232,616
   Net income ............................................             -         4,656
   Unrealized gain on securities
      available for sale, net of reclassification
      adjustment .........................................             -           593
   Purchase of treasury stock
      (656,500 shares) ...................................        (6,524)       (6,524)
   ESOP shares committed to be released
      (13,317 shares) ....................................             -           125
   Common stock dividend of $0.06 per
      share ..............................................             -        (1,519)
                                                                --------      --------
Balances at March 31, 2000 ...............................       (39,542)      229,947
                                                                ========      ========

                     Niagara Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              Three Months Ended March 31,
                                                                                            -------------------------------
                                                                                               2000                  1999
                                                                                             --------             ---------
                                                                                                  (Amounts in thousands)

  Net cash provided by operating activities ....................................            $   6,335                   689

  Cash flows from investing activities:
     Proceeds from sales of securities available for sale ......................                8,132                 5,338
     Proceeds from maturities of securities available for sale .................                1,545                 5,040
     Principal payments received on securities available for sale ..............               22,398                57,258
     Purchases of securities available for sale ................................               (7,641)             (182,167)
     Net increase in loans .....................................................              (29,468)              (40,734)
     Acquisitions , net of cash acquired:
       Warren-Hoffman & Associates, Inc. .......................................                    -               (11,260)
       Empire National Leasing, Inc. ...........................................               (3,633)                    -
       Albion Banc Corp, Inc. ..................................................               (2,627)                    -
     Other, net ................................................................               (1,109)               (6,623)
                                                                                             --------             ---------
                 Net cash used by investing activities .........................              (12,403)             (173,148)
                                                                                             --------             ---------

Cash flows from financing activities:
  Net increase in deposits .....................................................               25,669                 4,097
  Proceeds from (repayments of) short-term borrowings ..........................              (32,200)               39,897
  Proceeds from long-term borrowings ...........................................                    -                63,260
  Repayments of long-term borrowings ...........................................                 (114)                 (114)
  Purchase of treasury stock ...................................................               (3,502)              (16,027)
  Dividends paid on common stock ...............................................               (1,519)                 (860)
                                                                                             --------             ---------
               Net cash provided by (used for) financing activities ............              (11,666)               90,253
                                                                                             --------             ---------
               Net decrease in cash and cash equivalents .......................              (17,734)              (82,206)
                                                                                             --------             ---------
Cash and cash equivalents at beginning of period ...............................               41,949               111,263
                                                                                             --------             ---------
Cash and cash equivalents at end of period .....................................            $  24,215                29,057
                                                                                             --------             ---------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes .........................................................             $    192                 6,150
          Interest expense .....................................................               15,622                12,499
                                                                                             --------             ---------
   Treasury stock purchases not settled ........................................             $  3,022                     -
                                                                                             --------             ---------
   Acquisition of banks and financial services companies:
       Fair value of:
         Assets acquired (noncash) .............................................             $ 65,146                 2,889
         Liabilities assumed ...................................................               74,454                 3,655
         Purchase price payable ................................................             $  1,200                 2,919
                                                                                             ========              ========

                     Niagara Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassification adjustments were made to the 1999 financial statements to conform them to the 2000 presentation.


(2)  Business

Niagara Bancorp, Inc., (the "Company"), is a Delaware corporation organized in December 1997 by First Niagara Bank (the "Bank"), formerly Lockport Savings Bank. The Company was organized in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business and management of the Company consist primarily of the business and management of the Bank. Currently, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not have any employees but utilizes certain officers and the support staff of the Bank. Employees will be hired as appropriate to the extent the Company expands its business in the future. During 2000, the Company expects to become a multi-bank holding company through its pending acquisitions of community banks that will continue to maintain their own identities by operating as wholly owned subsidiaries of the Company under the direction of their own management teams and Boards of Directors.

The Bank operates as a wholly owned subsidiary of the Company and is a traditional, full-service, community-oriented savings bank. The Bank's business is primarily accepting deposits from customers through its twenty-two branch offices in the Western New York counties of Niagara, Orleans, Erie, Genesee and Monroe and investing those deposits, together with funds generated from operations and borrowings, in various loan and investment products. Additionally, the Bank provides consumer, commercial and electronic banking services, as well as a variety of insurance, leasing and investment products and services.

In recognition of the expansion in geographic scope, as well as the continued diversification of its financial service and product offerings, the Bank received approval from the New York State Banking Department to change its name to First Niagara Bank, effective February 21, 2000. In order to link the entire organization under a common brand focused on providing a unique array of financial services, the Company, at its 2000 Annual Meeting, received shareholder approval to change its name to First Niagara Financial Group, Inc., which will become effective May 16, 2000.


(3)  Acquisitions

In January 2000, the Bank completed the acquisition of 100% of the common stock of Empire National Leasing, Inc. and First Niagara Leasing, Inc. (collectively "ENL"), nationwide providers of equipment lease financing. The acquired companies operate as wholly owned subsidiaries of the Bank. The transaction further enhances the Company's commercial lending client base, as well as provides additional fee-based revenue. The acquisition has been accounted for as a purchase transaction, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed, has been recorded by the Company as goodwill. Approximately, $4.6 million of such goodwill is being amortized on a straight-line basis over a period of fifteen years.

On March 24, 2000, the Company acquired all of the common stock of Albion Banc Corp, Inc. ("Albion") for an aggregate purchase price of approximately $11.9 million and merged Albion's subsidiary bank, Albion Federal Savings and Loan Association, and its two branch locations into First Niagara Bank's branch network. Acquired assets, loans and deposits of Albion totaled approximately $79.3 million, $63.8 million and $61.7 million, respectively. The transaction has been accounted for using

                     Niagara Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


as a purchase transaction and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed, has been recorded by the Company as goodwill. Approximately, $7.9 million of such goodwill will be amortized on a straight-line basis over a period of fifteen years.

Presented below is certain pro forma information as if Albion had been acquired on January 1, 1999. These results combine the historical data of Albion into the Company's consolidated statement of income, and while certain adjustments were made for the acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.

                                                            Pro Forma
                                                -------------------------------
                                                   Three Months Ended March 31,
                                                -------------------------------
                                                      2000             1999
                                                   ---------         --------
                                                      (Amounts in thousands)

Net income .....................................   $   4,768            4,585
                                                   =========         ========

Basic/diluted earnings per share ...............   $    0.18             0.16
                                                   =========         ========


In December 1999, the Company reached a definitive agreement to acquire all the stock of CNY Financial Corporation ("CNY"), with approximately $284 million in assets, and its subsidiary bank, Cortland Savings Bank ("CSB"). CSB, a full service community bank headquartered in Cortland, New York, which has three branch locations and two loan production offices, will retain its current name and charter and operate as a wholly owned subsidiary of the Company. The Company will pay $18.75 per share in cash for each of the outstanding shares and options of CNY common stock with an aggregate purchase price of approximately $87.9 million. The acquisition, subject to approval by various regulatory agencies, will be accounted for using the purchase method of accounting and is scheduled to be completed during the second quarter of 2000.

The Company continued to increase its presence in Central New York State by also announcing during the first quarter of 2000 that it had signed a definitive merger agreement to acquire all of the stock of Iroquois Bancorp, Inc. ("Iroquois"). Iroquois, with over $595 million in assets, is the holding company of Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. As a result, Cayuga Bank will become a wholly owned subsidiary of the Company and operate as a state chartered commercial bank. The Company intends to either sell or merge the branches of Homestead Savings into Cayuga Bank's branch network. Under the terms of the agreement, the Company will pay $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.3 million. The transaction, which will be accounted for under the purchase method of accounting and is subject to approval by Iroquois' shareholders and various regulatory agencies, is expected to close in the third quarter of 2000.

In order to further the Company's strategic focus to become a complete financial services organization, the Company announced during the first quarter of 2000 that it had signed an agreement to acquire 100% of the common stock of Niagara Investment Advisors, Inc. ("NIA"). NIA, which will operate as a wholly owned subsidiary of the Bank, provides investment advisory and management services to individuals, pension plans, corporations and charitable instituations. The transaction is expected to close in the second quarter of 2000.


(4)  Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is, currently, no dilution effect. Set forth below is the computation of basic and diluted earnings per share for the periods indicated (amounts in thousands):

                    Niagara Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                                                             Three Months Ended March 31,
                                                                          ---------------------------------
                                                                              2000                 1999
                                                                          ------------         ------------
Net income available to common stockholders .........................     $  4,656,000            4,505,000
                                                                          ------------         ------------

Weighted average shares outstanding:
      Total shares issued ...........................................       29,756,250           29,756,250
      Unallocated ESOP shares .......................................         (987,810)          (1,040,718)
      ESOP shares committed to be released during the period ........              146                  149
      Treasury shares ...............................................       (3,391,855)            (827,489)
                                                                          ------------         ------------
Total weighted average shares outstanding ...........................       25,376,731           27,888,192
                                                                          ------------         ------------

Basic/diluted earnings per share for the period .....................     $       0.18                 0.16
                                                                          ============         ============

(5)  Treasury Stock

During the quarter ended March 31, 2000, the Company repurchased 656,500 shares of common stock outstanding at an average cost of $9.94 per share as part of the Company's stock buyback programs. During the first quarter of 2000, the New York State Banking Department approved an additional repurchase of up to 5% of total shares outstanding, or 1.3 million shares of common stock. The Company has repurchased approximately 3.8 million shares of common stock outstanding since the beginning of 1999. The purchases were made in the open market at an average cost of $10.50 per share.


(6)  Dividends

In conjunction with the Company's Board of Director's (the "Board") review of fourth quarter 1999 results on January 26, 2000, the Board approved and declared a regular quarterly cash dividend of $0.06 (six cents) per common share. The dividend was paid on February 23, 2000 to shareholders of record as of February 9, 2000.

On April 14, 2000, the Board reviewed the Company's first quarter 2000 results and approved and declared a regular quarterly dividend of $0.07 (seven cents) per common share. The dividend will be paid on May 12, 2000 to shareholders of record as of April 28, 2000.


(7)  Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the quarterly period ended March 31, 1999, the Company's insurance activities consisted of those conducted through its Warren-Hoffman & Associates, Inc. ("WHA") and Nova Healthcare Administrators, Inc. ("NOVA") subsidiaries, as well as through the Company's relationship with Saving Bank Life Insurance ("SBLI"). Effective January 1, 2000, as a result of the reorganization of SBLI into a mutual insurance company, the Company's insurance activities through SBLI have been limited to the servicing of life insurance policies and the collection of income generated by insurance sales. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):


                                                                          Three Months Ended March 31,
                                         -------------------------------------------------------------------------------------------

                                                             2000                                              1999
                                         --------------------------------------------     ------------------------------------------

                                           Banking         Insurance                         Banking        Insurance
                                          activities      activities         Total          activities      activities       Total
                                         -------------    ------------    -----------      ------------    ------------    ---------


Net interest income ....................     $ 13,194               6          13,200            12,060              4        12,064
Provision for credit losses ............          417               -             417               821              -           821
                                             --------        --------        --------          --------       --------      --------

   Net interest income after provision
       for credit losses ...............       12,777               6          12,783            11,239              4        11,243
Noninterest income .....................        3,515           3,990            7505             2,742          4,000         6,742
Net securities gains (losses) ..........          (24)              -             (24)              178              -           178
Noninterest expense ....................        9,500           3,691          13,191             8,216          3,079        11,295
                                             --------        --------        --------          --------       --------      --------

     Income before income taxes ........        6,768             305           7,073             5,943            925         6,868
Income tax expense .....................        2,147             270           2,417             1,856            507         2,363
                                             --------        --------        --------          --------       --------      --------

     Net income ........................     $  4,621              35           4,656             4,087            418         4,505
                                             ========        ========        ========          ========       ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


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


                                                                       Three Months Ended March 31,
                                              -----------------------------------------------------------------------------
                                                                2000                                      1999
                                              ------------------------------------     ------------------------------------
                                               Average        Interest                   Average        Interest
                                             Outstanding       Earned/       Yield/    Outstanding       Earned/      Yield/
                                               Balance          Paid          Rate       Balance          Paid         Rate
                                              ----------      ----------    ------     ----------        -------      -----
                                                                          (Amounts in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale agreements ...  $    12,587     $       166      5.29%        47,406            591       5.06
   Investment securities (1) ..............      170,722           2,373      5.56        187,728          2,701       5.76
   Mortgage related securities (1) ........      394,257           6,464      6.56        397,589          6,302       6.34
   Loans (2) ..............................    1,009,601          19,547      7.74        768,244         15,033       7.83
   Other interest-earning assets (3) ......       24,403             409      6.71         18,812            314       6.77
                                              ----------      ----------               ----------        -------
         Total interest-earning assets ....    1,611,570     $    28,959      7.19%     1,419,779         24,941       7.03
                                              ----------      ----------               ----------        -------

Allowance for credit losses ...............      (10,173)                                  (8,338)
Other noninterest-earning assets (4) (5) ..      113,089                                  110,563
                                              ----------                               ----------
         Total assets .....................  $ 1,714,486                                1,522,004
                                              ==========                               ==========
Interest-bearing liabilities:
   Savings accounts .......................  $   296,016     $     2,220      3.01%       296,859          2,201       3.01
   Interest-bearing checking ..............      348,709           3,265      3.76        270,779          2,260       3.38
   Certificates of deposit ................      431,696           5,513      5.12        448,487          5,978       5.41
   Mortgagors' payments held in escrow ....       10,201              46      1.81          8,173             34       1.69
   Borrowed funds .........................      327,999           4,715      5.77        175,386          2,404       5.56
                                              ----------      ----------               ----------        -------
         Total interest-bearing liabilities    1,414,621     $    15,759      4.47%     1,199,684         12,877       4.35
                                              ----------      ----------               ----------        -------

Noninterest-bearing demand deposits .......       33,005                                   30,574
Other noninterest-bearing liabilities .....       36,051                                   34,499
                                              ----------                               ----------
         Total liabilities ................    1,483,677                                1,264,757
Stockholders' equity (4) ..................      230,809                                  257,247
                                              ----------                               ----------
         Total liabilities and
            stockholders' equity ..........  $ 1,714,486                                1,522,004
                                              ==========                               ==========

Net interest income .......................                  $    13,200                                  12,064
                                                             ===========                                 =======
Net interest rate spread ..................                                   2.72%                                    2.68
                                                                            ======                                   ======
Net earning assets ........................  $   196,949                                  220,095
                                              ==========                               ==========
Net interest income as a percentage of
   average interest-earning assets ........                         3.29%                                   3.45
                                                             ===========                                 =======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                        113.92%                                 118.35
                                                             ===========                                 =======


-------------------------------------------
(1)  Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

The Company continued to demonstrate consistent loan growth as the total lending portfolio increased 9% to $1.08 billion at March 31, 2000 from $990.6 million at December 31, 1999. Partially contributing to this loan growth was the purchase of approximately $63.8 million of loans resulting from the Albion acquisition completed during the first quarter of 2000. The acquired portfolio included $53.4 million of one-to four-family residential real estate loans, $8.0 million of fixed and variable rate home equity loans and $2.4 million of commercial and consumer loans. Additionally, during the first quarter of 2000, the Company expanded its presence in the small business commercial lending market with a variety of commercial-based products and services. This expansion resulted in the commercial real estate and business lending portfolios increasing 9% during the three month period ending March 31, 2000.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.


                                                           March 31, 2000                  December 31, 1999
                                                     -----------------------           ---------------------
                                                        Amount        Percent            Amount       Percent
                                                     -----------     -------           ---------     -------
                                                                       (Amounts in thousands)
Real estate loans:
------------------
   One-to four-family .........................      $   673,913       62.19%            609,742       61.55
   Home equity ................................           32,285        2.98              22,499        2.27
   Multi-family ...............................           77,738        7.17              74,652        7.54
   Commercial real estate .....................          131,112       12.10             120,758       12.19
   Construction ...............................           28,794        2.66              28,413        2.87
                                                     -----------     -------           ---------     -------
      Total real estate loans .................          943,842       87.10             856,064       86.42
                                                     -----------     -------           ---------     -------
Consumer loans:
---------------
      Mobile home .............................           25,337        2.34              25,957        2.62
      Recreational Vehicle ....................           24,765        2.29              23,389        2.36
      Vehicle .................................           25,476        2.35              24,289        2.45
      Personal ................................           15,349        1.42              15,771        1.59
      Home improvement ........................            7,885        0.73               7,983        0.81
      Guaranteed education ....................           14,483        1.34              12,564        1.27
      Other consumer ..........................              332        0.03                 280        0.03
                                                     -----------     -------           ---------     -------
         Total consumer loans .................          113,627       10.48             110,233       11.13
   Commercial business loans ..................           26,237        2.42              24,301        2.45
                                                     -----------     -------           ---------     -------
         Total loans ..........................        1,083,706      100.00%            990,598      100.00
                                                     -----------     =======           ---------     =======
   Net deferred costs and
          unearned discounts ..................            3,231                           4,892
    Allowance for credit losses ...............          (10,503)                         (9,862)
                                                     -----------                       ---------
         Total loans, net .....................      $ 1,076,434                         985,628
                                                     ===========                       =========

Reflective of the growth realized in the Company's lending portfolio, total non-performing loans, when comparing the periods ended March 31, 2000 to March 31, 1999, increased from $2.0 million to $2.2 million, respectively. Correspondingly, total non-performing loans as a percentage of total loans decreased slightly from 0.26% at March 31, 1999 to 0.21% at March 31, 2000. Additionally, as a result of the high credit quality of the portfolio, the allowance for credit losses as a percentage of total non-performing loans increased to 469.93% at March 31, 2000 compared to 434.31% at March 31, 1999. The significant portfolio growth combined with this high credit quality resulted in the allowance for credit losses as a percentage of total loans decreasing to 0.97% at March 31, 2000 compared to 1.10% at March 31, 1999. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.


                                                                                    March 31, 2000    December 31, 1999
                                                                                    ---------------   -----------------
                                                                                          (Amounts in thousands)
Non-accruing loans (1):
   One-to four-family ............................................................    $  1,325                 974
   Home equity ...................................................................          54                 130
   Commercial real estate and multi-family .......................................         627                 640
   Consumer ......................................................................          70                  33
   Commercial business ...........................................................         159                 152
                                                                                       -------             -------
        Total ....................................................................       2,235               1,929
                                                                                       -------             -------

Non-performing assets ............................................................    $    436               1,073
                                                                                       -------             -------
Total non-accruing loans and non-performing assets ...............................    $  2,671               3,002
                                                                                       =======             =======

Total non-accruing loans and non-performing assets
   as a percentage of total assets ...............................................        0.15%               0.18
                                                                                       =======             =======
Total non-accruing loans to total loans ..........................................        0.21%               0.19
                                                                                       =======             =======

--------------------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.




Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                        2000                1999
                                                                                       -------             -------
                                                                                         (Amounts in thousands)
Balance at beginning of period ...................................................    $  9,862               8,010

Net charge-offs:
   Charge-offs ...................................................................        (161)               (129)
   Recoveries ....................................................................          85                  28
                                                                                       -------             -------
Total net charge-offs ............................................................         (76)               (101)
Provision for credit losses ......................................................         417                 821
Allowance obtained through acquisition of Albion .................................         300                   -
                                                                                       -------             -------
Balance at end of period .........................................................    $ 10,503               8,730
                                                                                       -------             -------
Ratio of net charge-offs during the period to
   average loans outstanding during the period ...................................        0.01%               0.01
                                                                                       =======             =======
Allowance for credit losses to total loans at end of period ......................        0.97%               1.10
                                                                                       =======             =======
Allowance for credit losses to non-accruing loans at end of period ...............      469.93%             434.31
                                                                                       =======             =======

Investing Activities

The Company's investment securities portfolio decreased slightly from $563.5 million at December 31, 1999 to $539.4 million at March 31, 2000. This decrease resulted primarily from principal payments received on asset-backed and mortgage related securities, which totaled $22.4 million, during the first quarter of 2000. Reflecting the continued increase in market interest rates, these payments represented a 61%, or $34.9 million, decrease from the total payments received in the first quarter of 1999. The amounts received from these payments and from funds previously invested in federal funds sold were utilized to fund loan growth, the Albion and ENL acquisitions, and repay matured borrowings.


Funding Activities

Total deposits increased $87.3 million during the first quarter of 2000, primarily as a result of $61.7 million in deposit liabilities acquired from Albion. Additionally, deposits increased due to increased activity and usage of the new home banking product and the opening of two new branch locations by the Bank.

Other borrowed funds decreased to $314.5 million at March 31, 2000 from $335.6 million at December 31, 1999 due to the scheduled maturities of various FHLB advances and repurchase agreements.


Equity Activities

Stockholders' equity decreased to $229.9 million for the period ended March 31, 2000 as compared to $232.6 million at December 31, 1999. The decrease was primarily attributable to the continuation of the Company's stock repurchase programs. During the quarter ended March 31, 2000, the Company repurchased 656,500 shares of common stock at an average cost per share of $9.94. Additionally, the New York State Banking Department, during the first quarter of 2000, approved a fourth repurchase plan of up to 1.3 million shares of common stock, or 5% of total shares outstanding.

Results of Operations

Net Income

The Company recorded earnings of $4.7 million for the quarter ended March 31, 2000, an increase of 3% from $4.5 million for the first quarter of 1999. Additionally, earnings per share for the first quarter of 2000 increased 13% to $0.18 per share from $0.16 per share for the first quarter of 1999. This increase primarily reflects the Company's efforts to increase fee-based sources of revenue and minimize the risk associated with the fluctuations in interest rates. Net income represented a return on average assets of 1.09% for the quarter ended March 31, 2000 compared to 1.20% for the same period in 1999. The return on average equity for the first quarter of 2000 increased to 8.11% compared to 7.10% for the first quarter of 1999.


Net Interest Income

The net interest margin declined to 3.29% for the three months ended March 31, 2000 compared to 3.45% for the same quarter in 1999. The decline primarily reflects a $23.1 million decrease in the Company's average net interest-earning assets when comparing the two quarters. Funds previously available for investment in interest-earning assets were utilized to fund the Company's stock buyback programs and the acquisitions of ENL and Albion.

Interest income increased $4.0 million, or 16%, for the period ending March 31, 2000 compared to the period ending March 31, 1999. This increase reflects the $191.8 million, or 14%, increase in average interest-earning assets to $1.61 billion for the first quarter of 2000 from $1.42 billion for the first quarter of 1999. The increased interest-earning assets were funded primarily by the Company's leverage program, primarily implemented in the first quarter of 1999.

The increase in interest income also reflects a 16 basis point increase in the overall yield on interest-earning assets from 7.03% for the three months ended March 31, 1999 to 7.19% for the same period in 2000. The increase in overall yield resulted primarily from the redeployment of funds from the lower yielding federal funds sold and investment and mortgage related securities into the higher yielding loan portfolio. The average balance of loans outstanding increased 31% from the first quarter of 1999 to the first quarter of 2000. Correspondingly, interest income on loans increased 30% to $19.6 million for the quarter ended March 31, 2000 from $15.0 million for the same period in 1999. The benefits of this increase, however, were partially offset by a 9 basis point decrease in the average yield on loans over the same time periods.

Interest expense increased 22% from the first quarter of 1999 to the first quarter of 2000, primarily due to the $152.6 million increase in average borrowed funds under the Company's leverage program. Also contributing to the increase was the 21 basis point increase paid on these borrowed funds when comparing the two periods, as well as an inflow of deposits into the money market demand deposit account product, which carries a market-based cost of funds that is slightly higher than the other interest-bearing deposits of the Company.


Provision for Credit Losses

Despite the significant increase in the loan portfolio, the management of the Company deemed the decrease in the provision for credit losses to be appropriate in light of the high credit quality of the loan portfolio, as reflected by the low non-performing loan to total loans ratio and the high non-performing loan to allowance for credit losses ratio. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Noninterest income increased to $7.5 million for the three months ended March 31, 2000 from $6.9 million for the same period in 1999. Factors contributing to the increase in fee-based income were primarily the commissions and lease residual income from the Company's new leasing activities through ENL, bank service charges and fees related to the continued focus on generating core checking accounts, growth in debit card usage, and increased earnings generated by an additional purchase of bank-owned life insurance. These increases were partially offset by a decrease in gains on the sales of investment securities and a market related decrease in premiums earned on the Company's covered call option program, as well as a reduction in income from insurance activities due to revised estimates for contingent commissions.

Noninterest Expense

Noninterest expense totaled $13.2 million for the first quarter of 2000 reflecting a $1.9 million increase over the first quarter of 1999 total of $11.3 million. This increase was primarily in salaries and benefits related to the expansion of the Company's lending and leasing activities and the staffing of the two new branch locations opened during the quarter. Similarly, salaries and benefits expense increased related to third party administration activities due to a 20% growth in anticipated volume. Additionally, benefit expense was incurred for the restricted stock plan implemented in the second quarter of 1999. Occupancy and equipment costs increased as a result of the new branches and the relocation of some of the insurance activities to larger premises. Third party processing charges for the increased debit card usage are reflected in the increase in technology and communication expenses, and the higher costs were incurred for marketing and advertising related to the Company's corporate branding campaign and name change.


Income Taxes

Income tax expense totaled $2.4 million, and the effective tax rate was 34%, for the first three months of 2000 and 1999.


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

Principal repayments on loans and mortgage related and other available for sale securities provided $32.7 million and $22.4 million, respectively, of liquidity for the three months ended March 31, 2000 compared to $34.9 million and $57.3 million, respectively, for the three months ended March 31, 1999.

The primary investing activities of the Company are the origination of both residential one- to four-family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first three months of 2000 and 1999, loan originations totaled $71.6 million and $83.7 million, respectively. Purchases of investment securities totaled $7.6 million for the three months ended March 31, 2000 compared to $182.2 million for the three months ended March 31, 1999. For the first quarter of 1999, such purchases were funded by FHLB advances and repurchase agreements as part of the Company's leveraging strategy and by the redeployment of funds from federal funds sold. During the first quarter of 2000, $32.2 million of liquidity was utilized to repay matured borrowings and $6.3 million was used to complete the acquisitions of ENL and Albion.

At March 31, 2000, outstanding loan commitments totaled $110.3 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of March 31, 2000, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $24.2 million, or 1.4% of total assets.

At March 31, 2000, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.



                                                                                   As of March 31, 2000
                                                        ---------------------------------------------------------------------
                                                                                         Required         To Be Well Capitalized
                                                                                        For Capital      Under Prompt Corrective
                                                                 Actual              Adequacy Purposes      Action Provisions
                                                        ----------------------      ------------------     ------------------
                                                           Amount       Ratio       Amount       Ratio      Amount      Ratio
                                                        ----------      ------      -------      -----     -------      -----
                                                                                    (Amounts in thousands)
Total Capital (to risk-weighted assets) ...........     $  225,857      21.33%      84,714        8.00     105,892      10.00
Tier 1 Capital (to risk-weighted assets) ..........        212,709      20.09       42,357        4.00      63,535       6.00
Leverage Capital (to average assets) ..............     $  212,709      12.62%      50,567        3.00      84,278       5.00

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
--------------------------------------------------------------------------------


Net Income and Net Portfolio Value Analysis

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

The accompanying table as of March 31, 2000 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.


                                             Calculated increase (decrease) at March 31, 2000
               Changes in                ----------------------------------------------------------
             interest rates                       Net Income                 Net Portfolio Value
         ------------------------        ----------------------------    --------------------------
                                           $ Change        % Change        $ Change      % Change
                                         ------------    ------------    -----------   ------------
                                                          (Amounts in thousands)
            +200 basis points            $   (2,277)        (10.1)%        (24,606)        (11.3)
            +100 basis points                (1,109)         (4.9)         (12,366)         (5.7)
            -100 basis points                 1,096           4.8            7,941           3.6
            -200 basis points            $     2,059          9.1%          12,620           5.8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

         There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------------------------------------

         Not applicable.

Item 3.  Defaults upon Senior Securities
--------------------------------------------------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

         Not applicable.

Item 5.  Other Information
--------------------------------------------------------------------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

         (a) The following exhibits are filed herewith or are incorporated by reference to other filings:

         Exhibit No.
         -----------
              99.1  Summary of Quarterly Financial Data

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company filed on April 10, 2000 a Current Report on Form 8-K dated March 26, 2000, which disclosed that it had reached an agreement to acquire Iroquois Bancorp, Inc. The Company also disclosed that the acquisition of Albion Banc Corp. and its wholly owned subsidiary, Albion Federal Savings and Loan Association was completed on March 24, 2000. Such Current Report, as an Item 7 exhibit included the Agreement and Plan of Merger dated April 6, 2000 and copies of the Company's press release dated March 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NIAGARA BANCORP, INC.


Date:  May 12, 2000             By:  /s/ William E. Swan
                                     -------------------------------------------
                                         William E. Swan
                                         President and Chief Executive Officer


Date:  May 12, 2000             By:  /s/ Paul J. Kolkmeyer
                                     -------------------------------------------
                                         Paul J. Kolkmeyer
                                         Executive Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX


  Exhibit
   Number
-------------

    99.1      Summary of Quarterly Financial Data.  Filed herewith.

    27.1      Financial Data Schedule.  Filed herewith.