Form 10-Q
period 2000-06-30
NIAGARA BANCORP INC
filed 2000-08-14
CIK 1051741

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

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23975


                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)


                           Delaware                                                  16-1545669
                           --------                                                  ----------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


     6950 South Transit Road, P.O. Box 514, Lockport, NY                             14095-0514
     ---------------------------------------------------                             ----------
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

The Registrant had 25,585,320 shares of Common Stock, $.01 par value, outstanding as of August 11, 2000.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2000



                                TABLE OF CONTENTS

Item Number                                                                                     Page Number
-----------                                                                                     -----------
                         PART I - FINANCIAL INFORMATION

1.       Financial Statements

         Condensed Consolidated Statements of Condition as of
           June 30, 2000 (unaudited) and December 31, 1999.......................................   3

         Condensed Consolidated Statements of Income for the
           three and six months ended June 30, 2000 and 1999 (unaudited).........................   4

         Condensed Consolidated Statements of Comprehensive Income for the
           three and six months ended June 30, 2000 and 1999 (unaudited).........................   5

         Condensed Consolidated Statements of Changes in Stockholders' Equity
           for the three and six months ended June 30, 2000 and 1999 (unaudited).................   6

         Condensed Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 2000 and 1999 (unaudited).........................   7

         Notes to Condensed Consolidated Financial Statements (unaudited)........................   8

2.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................  12

3.       Quantitative and Qualitative Disclosures about Market Risk..............................  22


                           PART II - OTHER INFORMATION

1.       Legal Proceedings.......................................................................  23

2.       Changes in Securities and Use of Proceeds...............................................  23

3.       Defaults upon Senior Securities.........................................................  23

4.       Submission of Matters to a Vote of Security Holders.....................................  23

5.       Other Information.......................................................................  23

6.       Exhibits and Reports on Form 8-K........................................................  24

Signatures.......................................................................................  24

Exhibit Index....................................................................................  25

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                             June 30,            December 31,
                                                                              2000                   1999
                                                                          --------------       ----------------
                                                                            (unaudited)

                                                                                 (Amounts in thousands)
                                Assets
                                ------
Cash and cash equivalents:
    Cash and due from banks.......................................        $        26,518                24,449
    Federal funds sold and securities purchased
       under resale agreements....................................                 24,400                17,500
                                                                          ----------------      ----------------
           Total cash and cash equivalents........................                 50,918                41,949

Securities available for sale.....................................                474,578               563,473
Loans, net........................................................              1,133,948               985,628
Premises and equipment, net.......................................                 26,501                25,886
Goodwill..........................................................                 27,917                13,450
Other assets......................................................                 87,001                81,326
                                                                          ----------------      ----------------
                                                                          $     1,800,863             1,711,712
                                                                          ================      ================

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:
  Deposits........................................................        $     1,223,326             1,113,302
  Short-term borrowings...........................................                 75,180                90,005
  Long-term borrowings............................................                237,510               245,640
  Other liabilities...............................................                 35,852                30,149
                                                                          ----------------      ----------------
                                                                                1,571,868             1,479,096
                                                                          ----------------      ----------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued...................................                      -                     -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued......................                    298                   298
    Additional paid-in capital....................................                135,881               135,964
    Retained earnings.............................................                157,611               151,341
    Accumulated other comprehensive loss..........................                 (8,844)               (8,893)
    Common stock held by ESOP.....................................                (12,722)              (13,076)
    Treasury stock, at cost, 4,140,930 and 2,338,050 shares
      in 2000 and 1999, respectively..............................                (43,229)              (33,018)
                                                                          ----------------      ----------------
                                                                                  228,995               232,616
                                                                          ----------------      ----------------
                                                                          $     1,800,863             1,711,712
                                                                          ================      ================

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                              -----------------------------  ----------------------------
                                                                  2000           1999            2000           1999
                                                               ------------  --------------  -------------  -------------
                                                                                (Amounts in thousands)
Interest income:
   Loans.................................................     $    21,953           15,967        41,500          31,000
   Investment securities.................................           8,161           10,052        16,998          19,055
   Federal funds sold and securities purchased
       under resale agreements...........................             344              244           510             835
   Other.................................................             378              316           787             630
                                                              ------------    -------------  ------------    ------------
            Total interest income........................          30,836           26,579        59,795          51,520

Interest expense:
   Deposits..............................................          12,181           10,332        23,225          20,805
   Borrowings............................................           4,546            3,520         9,261           5,924
                                                              ------------    -------------  ------------    ------------
            Total interest expense.......................          16,727           13,852        32,486          26,729
                                                              ------------    -------------  ------------    ------------

Net interest income......................................          14,109           12,727        27,309          24,791
Provision for credit losses..............................             554              547           971           1,368
                                                              ------------    -------------  ------------    ------------

            Net interest income after provision
                for credit losses........................          13,555           12,180        26,338          23,423
                                                              ------------    -------------  ------------    ------------

Noninterest income:
   Banking service charges and fees......................           1,678            1,201         3,162           2,266
   Loan fees.............................................             422              465           750             915
   Insurance services and fees...........................           4,349            3,951         8,331           7,951
   Bank-owned life insurance earnings....................             504              335           986             664
   Annuity and mutual fund sales commissions.............             421              373           716             697
   Covered call option premium...........................             308              293           590             797
   Leasing income........................................             369                -           667               -
   Net gain (loss) on sales of securities available for
     sale................................................               7                4          (17)             182
   Other.................................................             275              228           624             298
                                                              ------------    -------------  ------------    ------------
            Total noninterest income.....................           8,333            6,850        15,809          13,770
                                                              ------------    -------------  ------------    ------------

Noninterest expense:
   Salaries and employee benefits........................           8,021            6,802        15,614          13,288
   Occupancy and equipment...............................           1,329            1,103         2,608           2,244
   Technology and communications.........................           1,271              922         2,479           1,816
   Marketing and advertising.............................             886              511         1,579           1,019
   Goodwill amortization.................................             609              374         1,061             747
   Other.................................................           2,257            1,985         4,219           3,878
                                                              ------------    -------------  ------------    ------------
            Total noninterest expense....................          14,373           11,697        27,560          22,992
                                                              ------------    -------------  ------------    ------------

             Income before income taxes..................           7,515            7,333        14,587          14,201

Income tax expense ......................................           2,653            2,633         5,069           4,996
                                                              ------------    -------------  ------------    ------------

             Net income .................................     $     4,862            4,700         9,518           9,205
                                                              ============    =============  ============    ============

Earnings per common share:
             Basic and diluted...........................     $      0.20             0.17          0.38            0.33

Cash dividends per common share..........................     $      0.07             0.04          0.13            0.08


Weighted average common shares outstanding:
       Basic.............................................          24,739           27,026        25,058          27,455
       Diluted...........................................          24,753           27,026        25,065          27,455

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                 -----------------------------    ----------------------------
                                                                      2000             1999            2000            1999
                                                                 ------------     ------------    ------------    ------------
                                                                                      (Amounts in thousands)

Net income...............................................        $     4,862            4,700           9,518           9,205

Other comprehensive income (loss), net of income taxes:
    Net unrealized gains (losses) on securities available
       for sale arising during the period.................              (540)          (4,582)             39          (6,570)

    Less: Reclassification adjustment for gains
       (losses) included in net income....................                 4                2             (10)            107
                                                                 ------------     ------------    ------------    ------------

         Total other comprehensive income (loss) .........              (544)          (4,584)             49          (6,677)
                                                                 ------------     ------------    ------------    ------------
               Total comprehensive income.................       $     4,318              116           9,567           2,528
                                                                 ============     ============    ============    ============

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                        Additional                   Other
                                              Common      paid-in     Retained   comprehensive      ESOP      Treasury
                                              stock       capital     earnings   income (loss)     shares       stock       Total
                                           ----------- ------------ -----------  ------------- ------------- ----------- -----------
                                                                           (Amounts in thousands)
Balances at January 1, 1999............    $      298      136,114     136,602          4,587      (13,776)           -     263,825
   Net income..........................             -            -       9,205              -             -           -       9,205
   Unrealized loss on securities
     available for sale, net of
     reclassification adjustment.......             -            -           -         (6,677)            -           -      (6,677)
   Purchase of treasury stock
     (2,338,050 shares)................             -            -           -              -             -     (24,972)    (24,972)
   ESOP shares committed to be
     released (26,885 shares)..........             -          (79)          -              -           355           -         276
   Common stock dividend of $0.04 per
     share.............................             -            -      (2,148)             -             -           -      (2,148)
                                           ----------- ------------ -----------  ------------- ------------- ----------- -----------

Balances at June 30, 1999..............    $      298      136,035     143,659         (2,090)      (13,421)    (24,972)    239,509
                                           =========== ============ ===========  ============= ============= =========== ===========

Balances at January 1, 2000............    $      298      135,964     151,341         (8,893)      (13,076)    (33,018)    232,616

   Net income..........................             -            -       9,518              -             -           -       9,518
   Unrealized gain on securities
     available for sale, net of
     reclassification adjustment.......             -            -           -             49             -           -          49
   Purchase of treasury stock
     (1,063,300 shares)................             -            -           -              -             -     (10,550)    (10,550)
   ESOP shares committed to be
     released (26,775 shares)..........             -         (101)          -              -           354           -         253
   Vested restricted stock plan awards
     (33,220 shares) ..................             -           18           -              -             -         339         357
   Common stock dividend of $0.13 per
     share.............................             -            -      (3,248)             -             -           -      (3,248)
                                           ----------- ------------ -----------  ------------- ------------- ----------- -----------
Balances at June 30, 2000..............    $      298      135,881     157,611        (8,844)      (12,722)    (43,229)     228,995
                                           =========== ============ ===========  ============= ============= =========== ===========


              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------
                                                                         (Amounts in thousands)
Net cash provided by operating activities:...........................  $ 17,741           9,165

Cash flows from investing activities:
   Proceeds from sales of securities available for sale..............    51,398          10,175
   Proceeds from maturities of securities available for sale.........    15,545          10,040
   Principal payments received on securities available for sale......    41,656         114,089
   Purchases of securities available for sale........................   (20,281)       (221,651)
   Net increase in loans.............................................   (87,812)       (117,121)
   Acquisitions, net of cash acquired:
     Warren-Hoffman & Associates, Inc................................         -         (11,260)
     Empire National Leasing, Inc....................................    (3,566)              -
     Albion Banc Corp, Inc...........................................    (2,598)              -
     Niagara Investment Advisors, Inc................................    (1,666)              -
   Other, net........................................................    (1,875)         (8,934)
                                                                       ---------       ---------
               Net cash used by investing activities.................    (9,199)       (224,662)
                                                                       ---------       ---------

Cash flows from financing activities:
  Net increase in deposits...........................................    48,346          27,421
  Proceeds from (repayments of) short-term borrowings................   (33,891)         39,890
  Proceeds from long-term borrowings.................................         -          89,260
  Repayments of long-term borrowings.................................      (230)           (216)
  Purchase of treasury stock.........................................   (10,550)        (24,972)
  Dividends paid on common stock.....................................    (3,248)         (1,953)
                                                                       ---------       ---------
               Net cash provided by financing activities.............       427         129,430
                                                                       ---------       ---------
               Net increase (decrease) in cash and cash equivalents..     8,969         (86,067)

Cash and cash equivalents at beginning of period.....................    41,949         111,263
                                                                       ---------       ---------
Cash and cash equivalents at end of period...........................  $ 50,918          25,196
                                                                       =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes...............................................  $  5,413           7,868
          Interest expense...........................................    32,123          26,105
                                                                       =========       =========


Acquisition of banks and financial services companies:
  Fair value of:
    Assets acquired (noncash)........................................  $ 65,218           2,889
    Liabilities assumed..............................................    75,541           3,655
    Purchase price payable...........................................  $  2,320           2,919
                                                                       =========       =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)      Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassification adjustments were made to the 1999 financial statements to conform them to the 2000 presentation.


(2)      Business

First Niagara Financial Group, Inc., formerly Niagara Bancorp, Inc., (the "Company"), is a Delaware corporation organized in December 1997 by First Niagara Bank (the "Bank"). The Company was organized in connection with the conversion of the Bank from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business and management of the Company consist primarily of the business and management of the Bank. Currently, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not have any employees but utilizes certain officers and support staff of the Bank. Employees will be hired as appropriate to the extent the Company expands its business in the future. During the second half of 2000, the Company will become a multi-bank holding company through its acquisitions of community banks that will continue to maintain their own identities by operating as wholly owned subsidiaries of the Company under the direction of their own management teams and Boards of Directors.

The Bank operates as a wholly owned subsidiary of the Company and is a traditional, full-service, community-oriented savings bank. The Bank's business is primarily accepting deposits from customers through its twenty-two branch offices in the Western New York counties of Niagara, Orleans, Erie, Genesee and Monroe and investing those deposits, together with funds generated from operations and borrowings, in various loan and investment products. Additionally, the Bank provides consumer, commercial, investment advisory and electronic banking services, as well as a variety of insurance, leasing and investment products.

In recognition of the Company's anticipated multi-bank holding company structure, as well as the continued diversification of its financial service and product offerings, the Company, at its 2000 Annual Meeting, received shareholder approval to change its name to First Niagara Financial Group, Inc., which became effective May 16, 2000.


(3)      Acquisitions

On May 31, 2000, the Bank completed the acquisition of 100% of the common stock of Niagara Investment Advisors, Inc. ("NIA"). NIA, which will operate as a wholly owned subsidiary of the Bank, provides investment advisory and management services to individuals, pension plans, corporations and charitable institutions. This acquisition further enhances the Company's ability to provide a unique array of financial services, as well as provides an additional source of fee-based revenue. The acquisition has been accounted for as a purchase transaction, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed, has been recorded by the Company as goodwill. Approximately, $2.7 million of such goodwill is being amortized on a straight-line basis over a period of ten years.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


On July 7, 2000, the Company acquired all of the common stock of CNY Financial Corporation ("CNY") with approximately $282 million in assets, and its subsidiary bank, Cortland Savings Bank ("Cortland"). Cortland, a full service community bank headquartered in Cortland, New York, which has three branch locations and two loan production offices, will retain its current name and charter and operates as a wholly owned subsidiary of the Company. The Company paid $18.75 per share in cash for each of the outstanding shares and options of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition further emphasizes the Company's commitment to become a multi-community bank holding company and will be accounted for as a purchase transaction.

During the first quarter of 2000, the Company continued to increase its presence in Central New York State and announced that it had signed a definitive merger agreement to acquire all of the stock of Iroquois Bancorp, Inc. ("Iroquois"). Iroquois, with over $615 million in assets, is the holding company of Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. The Company intends to merge the branches of Homestead Savings into Cayuga Bank's branch network. As a result, Cayuga Bank will become a wholly owned subsidiary of the Company and operate as a state chartered commercial bank. Under the terms of the agreement, the Company will pay $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.3 million. The transaction, which will be accounted for under the purchase method of accounting, was approved by Iroquois' shareholders on July 27, 2000 and is subject to approval by various regulatory agencies, is expected to close in the fourth quarter of 2000.


(4)      Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's "basic" and "diluted" earnings per share computations are presented below.


Set forth below is the computation of basic earnings per share for the periods indicated.

                                                                  Three Months Ended June 30,       Six Months Ended June, 30
                                                                 ------------------------------    -----------------------------
                                                                     2000             1999             2000             1999
                                                                 ------------     -------------    ------------     ------------
Net income available to common stockholders................      $ 4,861,845         4,700,043       9,517,881        9,204,925
                                                                 ------------     -------------    ------------     ------------

Weighted average shares outstanding:
      Total shares issued.................................        29,756,250        29,756,250      29,756,250       29,756,250
      Unallocated ESOP shares.............................         (987,810)       (1,040,718)       (987,810)      (1,040,718)
      ESOP shares committed to be released during the                17,754            13,579           8,950            6,901
        period............................................
      Treasury shares.....................................       (4,062,370)       (1,703,108)     (3,727,113)      (1,267,717)
      Vested restricted stock awards......................            15,332                 -           7,666                -
                                                                 ------------     -------------    ------------     ------------
Total weighted average shares outstanding..................       24,739,156        27,026,003      25,057,943       27,454,716
                                                                 ------------     -------------    ------------     ------------

Basic earnings per share for the period....................      $      0.20              0.17            0.38             0.33
                                                                 ============     =============    ============     ============

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Set forth below is the computation of diluted earnings per share for the periods indicated:

                                                                  Three Months Ended June 30,       Six Months Ended June, 30
                                                                 ------------------------------    -----------------------------
                                                                     2000             1999             2000             1999
                                                                 ------------     -------------    ------------     ------------
Net income available to common stockholders................      $ 4,861,845         4,700,043       9,517,881        9,204,925
                                                                 ------------     -------------    ------------     ------------

Weighted average shares outstanding:
      Total shares issued.................................        29,756,250        29,756,250      29,756,250       29,756,250
      Unallocated ESOP shares.............................         (987,810)       (1,040,718)       (987,810)      (1,040,718)
      ESOP shares committed to be released during the
         period...........................................            17,754            13,579           8,950            6,901
      Treasury shares.....................................       (4,062,370)       (1,703,108)     (3,727,113)      (1,267,717)
      Vested restricted stock awards......................            15,332                 -           7,666                -
      Incremental shares from assumed conversion of
         stock options.....................................            9,182                 -           4,591                -
      Incremental shares from assumed conversion of
         restricted stock awards...........................            4,868                 -           2,434                -
                                                                 ------------     -------------    ------------     ------------
Total weighted average shares outstanding..................       24,753,206        27,026,003      25,064,968       27,454,716
                                                                 ------------     -------------    ------------     ------------

Diluted earnings per share for the period..................      $      0.20              0.17            0.38             0.33
                                                                 ============     =============    ============     ============


(5)      Treasury Stock

The Company repurchased 406,800 shares of common stock outstanding at an average cost of $9.90 per share as part of the Company's stock buyback programs during the quarter ended June 30, 2000. Under several buyback programs, the Company has repurchased approximately 4.2 million shares of common stock outstanding since the beginning of 1999. The purchases were made in the open market at an average cost of $10.43 per share.


(6)      Dividends

On July 18, 2000, the Board reviewed the Company's second quarter 2000 results and approved and declared a regular quarterly dividend of $0.07 (seven cents) per common share. The dividend will be paid on August 15, 2000 to shareholders of record as of August 1, 2000.


(7)     Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three and six month periods ended June 30, 1999, the Company's insurance activities consisted of those conducted through its Warren-Hoffman & Associates, Inc. ("WHA") and Nova Healthcare Administrators, Inc. ("NOVA") subsidiaries, as well as through the Company's relationship with Saving Bank Life Insurance ("SBLI"). Effective January 1, 2000, as a result of the reorganization of SBLI into a mutual insurance company, the Company's insurance activities through SBLI have been limited to the servicing of life insurance policies and the collection of income generated by insurance sales. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                               Three Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                2000                                        1999
                                              ------------------------------------------  -----------------------------------------
                                                Banking       Insurance                     Banking      Insurance
                                               activities    activities       Total       activities    activities        Total
                                              -------------  ------------  -------------  ------------  ------------   ------------
Net interest income......................     $     14,105             4         14,109        12,718             9         12,727
Provision for credit losses .............              554             -            554           547             -            547
                                              -------------  ------------  -------------  ------------  ------------   ------------
   Net interest income after provision
       for credit losses.................           13,551             4         13,555        12,171             9         12,180
Noninterest income.......................            4,005         4,321          8,326         2,895         3,951          6,846
Net securities gains.....................                7             -              7             4             -              4
Noninterest expense......................           10,611         3,762         14,373         8,360         3,337         11,697
                                              -------------  ------------  -------------  ------------  ------------   ------------
     Income before income taxes..........            6,952           563          7,515         6,710           623          7,333
Income tax expense.......................            2,265           388          2,653         2,264           369          2,633
                                              -------------  ------------  -------------  ------------  ------------   ------------
     Net income..........................     $      4,687           175          4,862         4,446           254          4,700
                                              =============  ============  =============  ============  ============   ============


                                                                                Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                2000                                        1999
                                              ------------------------------------------  -----------------------------------------
                                                Banking       Insurance                     Banking      Insurance
                                               activities    activities       Total       activities    activities        Total
                                              -------------  ------------  -------------  ------------  ------------   ------------
Net interest income......................     $     27,299            10         27,309        24,778            13         24,791
Provision for credit losses .............              971             -            971         1,368             -          1,368
                                              -------------  ------------  -------------  ------------  ------------   ------------
   Net interest income after provision
       for credit losses.................           26,328            10         26,338        23,410            13         23,423
Noninterest income.......................            7,542         8,284         15,826         5,637         7,951         13,588
Net securities gains (losses)............             (17)             -           (17)           182             -            182
Noninterest expense......................           20,112         7,448         27,560        16,576         6,416         22,992
                                              -------------  ------------  -------------  ------------  ------------   ------------
     Income before income taxes..........           13,741           846         14,587        12,653         1,548         14,201
Income tax expense.......................            4,410           659          5,069         4,120           876          4,996
                                              -------------  ------------  -------------  ------------  ------------   ------------
     Net income..........................     $      9,331           187          9,518         8,533           672          9,205
                                              =============  ============  =============  ============  ============   ============

Item  2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


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

                                                                            Three Months Ended June 30,
                                                        ------------------------------------------------------------------
                                                                       2000                                1999
                                                        --------------------------------  --------------------------------
                                                            Average    Interest             Average    Interest
                                                          Outstanding   Earned/   Yield/  Outstanding  Earned/     Yield/
                                                            Balance      Paid      Rate     Balance      Paid       Rate
                                                          -----------  --------   -----   -----------  --------    ------
                                                                               (Dollars in thousands)
 Interest-earning assets:
   Federal funds sold and securities purchased
     under resale agreements .......................      $    20,886  $    344     6.61%      20,482       244    4.78
 Investment securities (1) .........................          150,886     2,138     5.67      192,806     2,741    5.69
 Mortgage related securities (1) ...................          365,068     6,023     6.60      461,418     7,311    6.34
 Loans (2) .........................................        1,112,401    21,953     7.89      824,140    15,967    7.75
 Other interest-earning assets (3) .................           20,689       378     7.33       19,545       316    6.48
                                                          -----------  --------            ----------   -------
    Total interest-earning assets ..................        1,669,930  $ 30,836     7.39%   1,518,391    26,579    7.00
                                                          -----------  --------            ----------   -------
 Allowance for credit losses .......................          (10,854)                         (9,034)
 Other noninterest-earning assets (4) (5) ..........          127,554                         108,682
                                                          -----------                      ----------
     Total assets ..................................      $ 1,786,630                       1,618,039
                                                          ===========                      ==========

 Interest-bearing liabilities:
   Savings accounts ................................      $   311,953  $  2,195     2.82%     307,312     2,304    3.01
   Interest-bearing checking .......................          378,951     3,765     3.99      299,028     2,530    3.39
   Certificates of deposit .........................          467,648     6,167     5.29      430,283     5,454    5.08
   Mortgagors' payments held in escrow .............           12,738        54     1.70       10,528        44    1.68
   Borrowed funds ..................................          317,183     4,546     5.75      257,693     3,520    5.48
                                                          -----------  --------            ----------   -------
     Total interest-bearing liabilities ............        1,488,473  $ 16,727     4.51%   1,304,844    13,852    4.26
                                                          -----------  --------            ----------   -------

 Noninterest-bearing demand deposits ...............           35,504                          31,511
 Other noninterest-bearing liabilities .............           35,461                          32,792
                                                          -----------                      ----------
     Total liabilities .............................        1,559,438                       1,369,147
 Stockholders' equity (4) ..........................          227,192                         248,892
                                                          -----------                      ----------
     Total liabilities and stockholders'
       equity ......................................      $ 1,786,630                       1,618,039
                                                          ===========                      ==========

 Net interest income ...............................                   $ 14,109                          12,727
                                                                       ========                         =======
 Net interest rate spread                                                           2.88%                          2.74
                                                                                   =====                          =====
 Net earning assets ................................      $   181,457                         213,547
                                                          ===========                      ==========
 Net interest income as a percentage of average
 interest-earning assets ...........................                       3.39%                           3.36
                                                                       ========                         =======
 Ratio of average interest-earning assets to
   average interest-bearing liabilities ............                     112.19%                         116.37
                                                                       ========                         =======

                                                                      Six Months Ended June 30,
                                                   -----------------------------------------------------------------
                                                                2000                             1999
                                                   -----------------------------   ---------------------------------
                                                     Average    Interest             Average     Interest
                                                   Outstanding   Earned/  Yield/   Outstanding    Earned/     Yield/
                                                     Balance      Paid     Rate      Balance       Paid        Rate
                                                   -----------  --------  ------   -----------   --------     ------
                                                                        (Dollars in thousands)
 Interest-earning assets:
 Federal funds sold and securities purchased
   under resale agreements......................   $    16,736  $    510    6.11%       33,870        835       4.97
 Investment securities (1)......................       160,804     4,511    5.61       190,281      5,442       5.72
 Mortgage related securities (1)................       379,662    12,487    6.58       429,680     13,613       6.34
 Loans (2)......................................     1,061,001    41,500    7.82       796,365     31,000       7.79
 Other interest-earning assets (3)..............        22,546       787    7.00        19,180        630       6.62
                                                   -----------  --------           -----------   --------
 Total interest-earning assets..................     1,640,749 $  59,795    7.29%    1,469,376     51,520       7.01
                                                   -----------  --------           -----------   --------


 Allowance for credit losses....................       (10,513)                         (8,688)
 Other noninterest-earning  assets (4) (5)......       120,322                         109,599
                                                   -----------                     -----------
 Total assets...................................   $ 1,750,558                       1,570,287
                                                   ===========                     ===========

 Interest-bearing liabilities:
 Savings accounts...............................   $   303,985  $  4,415    2.91%      302,114      4,505       3.01
 Interest-bearing checking......................       363,830     7,030    3.88       284,981      4,790       3.39
 Certificates of deposit........................       449,672    11,680    5.21       439,335     11,432       5.25
 Mortgagors' payments held in escrow............        11,470       100    1.75         9,357         78       1.68
 Borrowed funds.................................       322,591     9,261    5.76       216,767      5,924       5.51
                                                   -----------  --------           -----------   --------
 Total interest-bearing liabilities.............     1,451,548  $ 32,486    4.49%    1,252,554     26,729       4.30
                                                   -----------  --------           -----------   --------

 Noninterest-bearing demand deposits............        34,254                          31,046
 Other noninterest-bearing liabilities..........        35,756                          33,641
                                                   -----------                     -----------
 Total liabilities..............................     1,521,558                       1,317,241
 Stockholders' equity (4).......................       229,000                         253,046
                                                   -----------                     -----------
 Total liabilities and stockholders' equity.....   $ 1,750,558                       1,570,287
                                                   ===========                     ===========

 Net interest income............................                $ 27,309                           24,791
                                                                ========                         ========
 Net interest rate spread.......................                            2.80%                               2.71
                                                                           =====                               =====

 Net earning assets.............................   $   189,201                         216,822
                                                   ===========                     ===========
 Net interest income as a percentage of
   average interest-earning assets..............                    3.36%                            3.40
                                                                ========                         ========
 Ratio of average interest-earning assets to
   average interest-bearing liabilities.........                  113.03%                          117.31
                                                                ========                         ========

-------------------------------
(1)  Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains (losses) on securities available for sale.
(5) Includes bank-owned life insurance earnings on which are reflected in other noninterest income.

Lending Activities

The total lending portfolio increased 15% to $1.14 billion at June 30, 2000 from $990.6 million at December 31, 1999. The purchase of approximately $63.8 million of loans resulting from the Albion acquisition during the first quarter of 2000 partially contributed to this loan growth. The residential real estate and home equity lending portfolios increased a combined 15%, or $92.8 million, since the year ended December 31, 1999, with $61.4 million of one-to four-family residential real estate and fixed and variable rate home equity loans acquired through the Albion transaction. The Company continued to expand its presence in the small business commercial lending market with a variety of commercial-based products and services during the second quarter of 2000. This expansion resulted in the commercial real estate and business lending portfolios increasing 32% during the six month period ending June 30, 2000.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                       June 30, 2000           December 31, 1999
                                     ------------------        ------------------
                                     Amount     Percent        Amount     Percent
                                     ------     -------        ------     -------
                                               (Dollars in thousands)
 Real estate loans:
 -----------------
   One-to four-family...........  $  690,811      60.49%       609,742      61.55
   Home equity..................      34,220       3.00         22,499       2.27
   Multi-family.................      79,372       6.95         74,652       7.54
   Commercial real estate.......     158,156      13.85        120,758      12.19
   Construction.................      24,908       2.18         28,413       2.87
                                  ----------     ------        -------     ------
 Total real estate loans........     987,467      86.47        856,064      86.42
                                  ----------     ------        -------     ------

 Consumer loans:
 --------------
   Mobile home..................      24,351       2.13         25,957       2.62
   Recreational vehicle.........      26,837       2.35         23,389       2.36
   Vehicle......................      32,472       2.84         24,289       2.45
   Personal.....................      15,230       1.33         15,771       1.59
   Home improvement.............       7,925       0.69          7,983       0.81
   Guaranteed education.........      14,041       1.23         12,564       1.27
   Other consumer...............         665       0.06            280       0.03
                                  ----------     ------        -------     ------
    Total consumer loans........     121,521      10.63        110,233      11.13
   Commercial business loans and
    leases......................      33,013       2.90         24,301       2.45
                                  ----------     ------        -------     ------
    Total loans.................   1,142,001     100.00%       990,598     100.00
                                  ----------     ======        -------     ======
   Net deferred costs and unearned
    discounts...................       2,938                     4,892
   Allowance for credit losses..     (10,991)                   (9,862)
                                  ----------                   -------
 Total loans, net...............  $1,133,948                   985,628
                                  ==========                   =======

Despite the significant growth in the Company's lending portfolio total non-performing loans as a percentage of total loans decreased from 0.22% at June 30, 1999 to 0.17% at June 30, 2000. The allowance for credit losses as a percentage of total non-performing loans increased to 553.15% at June 30, 2000 compared to 475.14% at June 30, 1999. The positive trend in credit quality in the loan portfolio allowed management to reduce the provision for credit losses to $971,000 for the six month period ended June 30, 2000 compared to $1.4 million for the same period in 1999. The allowance for credit losses as a percentage of total loans decreased to 0.96% at June 30, 2000 compared to 1.05% at June 30, 1999. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                           June 30, 2000                June 30, 1999
                                                                           -------------                -------------
                                                                                      (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family............................................            $      1,209                        895
   Home equity...................................................                      17                         71
   Commercial real estate and multi-family.......................                     487                        693
   Consumer .....................................................                      42                         76
   Commercial business...........................................                     232                        184
                                                                             ------------               -------------
        Total....................................................                   1,987                      1,919
                                                                             ------------               ------------
Non-performing assets............................................            $        237                      1,039
                                                                             ------------               ------------
Total non-accruing loans and non-performing assets...............            $      2,225                      2,958
                                                                             ============               ============
Total non-accruing loans and non-performing assets
   as a percentage of total assets...............................                    0.12%                      0.18
                                                                             ============               ============
Total non-accruing loans to total loans .........................                    0.17%                      0.22
                                                                             ============               ============

---------------------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.


Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                                      Six months ended June 30,
                                                                             ----------------------------------------
                                                                                 2000                           1999
                                                                             ------------                ------------
                                                                                        (Dollars in thousands)
Balance at beginning of period.......................................        $      9,862                       8,010

Net charge-offs:
   Charge-offs.......................................................                (304)                       (302)
   Recoveries........................................................                 162                          42
                                                                             ------------                ------------
Total net charge-offs................................................                (142)                       (260)
Provision for credit losses..........................................                 971                       1,368
Allowance obtained through acquisitions..............................                 300                           -
                                                                             ------------                ------------
Balance at end of period.............................................        $     10,991                       9,118
                                                                             ============                ============
Ratio of net charge-offs during the period to
   average loans outstanding during the period.......................               0.01%                        0.03
                                                                             ============                ============
Allowance for credit losses to total loans at end of period..........               0.96%                        1.05
                                                                             ============                ============
Allowance for credit losses to non-accruing loans at end of period...             553.15%                      475.14
                                                                             ============                ============

Investing Activities

The Company's investment securities portfolio decreased from $563.5 million at December 31, 1999 to $474.6 million at June 30, 2000. Approximately, $66.9 million of sales and maturities, primarily in the collaterized mortgage obligations, mortgage-backed and asset-backed securities portfolios and $41.7 million of principal payments resulted in $108.6 million in available funds during the first six months of 2000. These amounts were utilized to fund loan growth, repay matured borrowings and consummate the various acquisition activities initiated by the Company. The six month principal payment amount represents a 63%, or $72.4 million decrease from the same six month period in 1999 reflecting the general increase in market interest rates.


Funding Activities

Total deposits increased $110.0 million during the first six months of 2000, primarily as a result of $61.7 million in deposit liabilities acquired from Albion. Additionally, deposits increased due to increased activity and usage of the online home banking product and the opening of two new branch locations by the Bank.

Other borrowed funds decreased to $312.7 million at June 30, 2000 from $335.6 million at December 31, 1999 due to the scheduled maturities of various FHLB advances and repurchase agreements that were originally booked as part of the Company's leveraging program.


Equity Activities

Stockholders' equity decreased to $229.0 million for the period ended June 30, 2000 as compared to $232.6 million at December 31, 1999. The decrease was primarily attributable to the continuation of the Company's stock repurchase program. During the six month period ended June 30, 2000, the Company repurchased 1,063,300 shares of common stock at an average cost per share of $9.92.

Results of Operations for the Three Months Ended June 30, 2000
--------------------------------------------------------------

Net Income

The Company recorded earnings of $4.9 million for the quarter ended June 30, 2000, an increase of 3% from $4.7 million for the same quarter in 1999. Additionally, earnings per share for the second quarter of 2000 increased 18% to $0.20 per share from $0.17 per share for the second quarter of 1999. This increase primarily reflects the Company's efforts to increase fee-based sources of revenue and income associated with strong loan growth. Net income represented a return on average assets of 1.09% for the quarter ended June 30, 2000 compared to 1.17% for the same period in 1999. The return on average equity for the second quarter of 2000 increased to 8.61% compared to 7.57% for the second quarter of 1999.


Net Interest Income

The net interest margin as a percentage of average interest-earning assets increased slightly to 3.39% for the three months ended June 30, 2000 compared to 3.36% for the same quarter in 1999. The Company's net interest-earning assets, when comparing the same two quarters, decreased by $32.1 million as funds previously available for investment in interest-earning assets were utilized to fund the Company's stock buyback programs and various acquisitions.

Interest income increased $4.3 million, or 16%, for the three month period ending June 30, 2000 compared to the three month period ending June 30, 1999. This increase reflects the $151.5 million, or 10%, increase in average interest-earning assets to $1.67 billion for the second quarter of 2000 from $1.52 billion for the second quarter of 1999. The increased interest-earning assets resulted primarily from investments and loans funded through the Company's leverage program. Due to the increase in market borrowing rates during the first six months of 2000, the Company did not continue its leveraging program.

The increase in interest income also reflects a 39 basis point increase in the overall yield on interest-earning assets from 7.00% for the three months ended June 30, 1999 to 7.39% for the same period in 2000. The increase in overall yield resulted primarily from the overall general increase in market interest rates and the redeployment of funds from the lower yielding investment and mortgage related securities into the higher yielding loan portfolio. The average balance of loans outstanding increased 35% from the second quarter of 1999 to the second quarter of 2000. Correspondingly, interest income on loans increased 37% to $22.0 million for the quarter ended June 30, 2000 from $16.0 million for the same period in 1999.

Interest expense increased 21% from the second quarter of 1999 to the second quarter of 2000, primarily due to the $183.6 million increase in average interest-bearing liabilities. This increase resulted primarily from deposits and borrowings acquired through the acquisition of Albion in addition to borrowings entered into by the Company as part of its leverage program. Also contributing to the increase in interest expense was the 27 basis point increase paid on deposits and borrowings resulting from the overall general increase in market interest rates, as well as an inflow of deposits into the money market deposit account product, which carries a market-based cost of funds that is slightly higher than the other interest-bearing deposits of the Company.


Provision for Credit Losses

Despite the significant increase in the loan portfolio balances, management of the Company deemed the slight increase in the provision for credit losses to be appropriate in light of the high credit quality of the loan portfolio, as reflected by the low non-performing loan to total loans ratio and the high non-performing loan to allowance for credit losses ratio. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Noninterest income increased to $8.3 million for the three months ended June 30, 2000 from $6.9 million for the same period in 1999. This 22% increase is reflective of the Company's efforts to become less reliant on net interest income and the inherent risks associated with fluctuating market interest rates and to diversify its product and service offerings to include insurance, third-party benefit administration, leasing and most recently, investment advisory services. In addition to these activities, conducted primarily through subsidiary companies acquired during 1999 and 2000, service charges on checking accounts, as well as tax-exempt earnings on additional purchases of bank owned life insurance contributed to the increase in noninterest income.

Noninterest Expense

Noninterest expense totaled $14.4 million for the second quarter of 2000 reflecting a $2.7 million increase over the second quarter of 1999 total of $11.7 million. This increase was primarily in salaries and benefits related to the expansion of the Company's lending, leasing and insurance activities, as well as the addition of four branch locations. Occupancy and equipment costs increased as a result of the new branches and the relocation of some of the insurance and leasing activities to larger premises. Computer hardware and software and data communication costs associated with the new branches, as well as third party processing charges for the increased debit card usage are reflected in the increase in technology and communication expenses. Costs incurred as a result of the Company's corporate branding campaign and name change and amortization of goodwill associated with the Company's most recent acquisitions are also reflected in the increase in noninterest expenses.


Results of Operations for the Six Months Ended June 30, 2000
------------------------------------------------------------

Net Income

Net income increased to $9.5 million, or $0.38 per share for the six month period ended June 30, 2000 compared to $9.2 million for the same period in 1999. This increase was driven by growth sustained in the loan portfolios, as well as a continued emphasis on the development of additional sources of noninterest income. The return on average assets was 1.09% for the six months ended June 30, 2000 compared to 1.18% for the same period in 1999. The return on average equity for the first six months of 2000 was 8.36% compared to 7.34% for the same period in 1999.


Net Interest Income

Net interest income increased 10% to $27.3 million for the six months ended June 30, 2000 compared to $24.8 million for the same period in 1999 despite a $27.6 million decrease in the average net interest-earning assets between the two periods. The decrease in average net interest-earning assets, which resulted primarily from previously held assets being utilized to fund the Company's stock buy-back program and recent acquisitions, was offset by a 9 basis point increase in the net interest rate spread from 2.71% at June 30, 1999 to 2.80% at June 30, 2000. The increase is reflective of the general increase in market interest rates and the redeployment of funds into the higher yielding loan portfolio.

Interest income, which increased 16% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, reflects a $10.5 million increase in interest income on loans resulting from the shift of funds into this higher yielding loan portfolio. Interest expense, which increased $5.8 million, or 22%, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, was also impacted by the increase in market interest rates, the Company's leverage program, as well as deposit and borrowing liabilities acquired in the Albion acquisition.

The net interest margin was 3.36% for the first six months of 2000 compared to 3.40% for the same period in 1999. Net interest-earning assets increased primarily due to increased loan activity, but was partially offset by decreases in interest-earning assets resulting from the utilization of funds for the Company's stock buyback program, the purchase of the ENL, Albion and NIA subsidiaries, as well as investments in bank-owned life insurance, earnings on which are recognized as noninterest income.


Provision for Credit Losses

Despite the growth sustained in the loan portfolio, the provision for credit losses decreased slightly to $1.3 million for the six months ended June 30, 2000 compared to $1.4 million for the same period in 1999, reflecting the high credit quality of the portfolio. The provision for credit losses is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given on such interrelated factors as the composition and inherent risk within the loan portfolio, the level of nonperforming loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision.

Noninterest Income

Noninterest income increased 15% to $15.8 million for the six months ended June 30, 2000 from $13.8 million for the same period in 1999. The increase in noninterest income recognized during the first six months of 2000 was primarily related to the insurance, leasing and investment advisory activities. Tax-exempt earnings on additional purchases of bank-owned life insurance, increased bank service charges and fees related to checking accounts and continued growth in debit card usage contributed to the additional noninterest income realized by the Company. These increases were partially offset by a decrease in gains on the sale of securities available for sale and a market related decrease in premiums earned on the Company's covered call option program.

Noninterest Expense

Noninterest expense totaled $27.6 million for the period ended June 30, 2000 reflecting a $4.6 million increase over the second quarter of 1999 total of $23.0 million. The increases in salaries and benefits, occupancy and equipment costs, as well as goodwill amortization are primarily resultant from the acquisitions of ENL, Albion and NIA and expansion of the Bank's branch network. Additionally, the Company has incurred approximately $662,700 associated with the corporate branding initiative and name change, which began in February 2000.


Income Taxes

Income tax expense totaled $5.1 million and $5.0 million for the six month periods ended June 30, 2000 and 1999, respectively, with an effective tax rate of 35% for both periods.


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

Principal repayments on loans and mortgage related and other available for sale securities provided $80.7 million and $41.7 million, respectively, of liquidity for the six months ended June 30, 2000 compared to $114.1 million and $75.5 million, respectively, for the six months ended June 30, 1999. The decrease in prepayments reflects the general increase in market interest rates that has resulted in a significant slow down in refinancing activity.

The primary investing activities of the Company are the origination of both residential one- to four-family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first six months of 2000 and 1999, loan originations totaled $187.9 million and $183.4 million, respectively. Purchases of investment securities totaled $20.3 million for the six months ended June 30, 2000 compared to $221.7 million for the six months ended June 30, 1999. For the first six months of 1999, such purchases were funded by FHLB advances and repurchase agreements as part of the Company's leveraging strategy and by the redeployment of funds from federal funds sold. Due to the increase in market borrowing rates during the first six months of 2000, the Company did not continue its leveraging program. During the first six months of 2000, $33.9 million of liquidity was utilized to repay matured borrowings and $7.8 million was used to complete the acquisitions of ENL, Albion and NIA.

At June 30, 2000, outstanding loan commitments totaled $110.2 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of June 30, 2000, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $50.9 million, or 2.8% of total assets.

On July 7, 2000, the Company funded its $86.3 million acquisition of CNY utilizing existing cash and cash equivalents and short-term borrowings. The short-term borrowings were subsequently repaid from the cash and cash equivalents obtained from CNY. The Company intends to fund the $80.3 million purchase price for its acquisition of Iroquois with currently held cash and cash equivalents, sales of available for sale securities and short-term borrowings during the fourth quarter of 2000.

At June 30, 2000, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                           As of June 30, 2000
                                             ------------------------------------------------------------------------------
                                                                               Required             To Be Well Capitalized
                                                                             For Capital            Under Prompt Corrective
                                                      Actual              Adequacy Purposes           Action Provisions
                                             ----------------------      ------------------        ------------------------
                                                 Amount     Ratio         Amount      Ratio          Amount         Ratio
                                             ----------    ---------     --------     -----         --------       --------
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)....  $   222,588     20.68  %     86,112       8.00          107,639         10.00
Tier 1 Capital (to risk-weighted assets)...      209,919     19.50        43,056       4.00           64,584          6.00
Leverage Capital (to average assets).......  $   209,919     11.99  %     52,518       3.00           87,530          5.00

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

The accompanying table as of June 30, 2000 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.



                            Calculated increase (decrease) at June 30, 2000
      Changes in       ---------------------------------------------------------
    interest rates             Net Income                 Net Portfolio Value
  ------------------  ---------------------------      -------------------------
                        $ Change        % Change        $ Change       % Change
                      ------------     ----------      ----------     ----------
                                        (Dollars in thousands)

   +200 basis points   $   (2,293)       (9.8)  %        (28,379)         (12.5)
   +100 basis points       (1,110)       (4.7)           (14,311)          (6.3)
   -100 basis points        1,099         4.7             10,085            4.5
   -200 basis points   $    2,101         8.9  %          17,484            7.7

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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

          The 2000 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 2, 2000. The Annual Meeting was conducted for the purpose of considering and acting upon the election of four directors for a three year term, the approval of an amendment to the Company's certificate of incorporation to change its name to First Niagara Financial Group, Inc., the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2000 and a shareholder proposal to take necessary steps to achieve a sale or merger of the Company. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2000 Annual Meeting.

                                                                                                Number of Votes
                                                                                  -------------------------------------------------
                                 Matter Considered                                   For             Against             Withheld
          ----------------------------------------------------------              ----------         -------            -----------

          (1)     Election of Directors

                       Nominees
                  -------------------
                  Christa R. Caldwell                                             23,874,198                  -            385,753
                  Gary B. Fitch                                                   23,908,306                  -            351,645
                  Daniel W. Judge                                                 23,910,198                  -            349,753
                  James Miklinski                                                 23,911,281                  -            348,670

          (2)     Approval of the amendment of the certificate of
                  incorporation of Niagara Bancorp to change the name
                  to First Niagara Financial Group, Inc.                          24,029,195            115,105            115,650

          (3)     Ratification of KPMG LLP as independent
                  auditors for the Company for the year ending
                  December 31, 2000                                               24,108,060             27,471            114,419

          (4)     Stockholder proposal to take the necessary steps to
                  achieve a sale or merger of the Company                          1,209,383         21,038,342            161,533

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

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

          (a) The following exhibits are filed herewith or are incorporated by reference to other filings:

          Exhibit No.
          -----------
             99.1  Summary of Quarterly Financial Data

             27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

          The Company filed on July 24, 2000 a Current Report on Form 8-K dated July 7, 2000, which disclosed that the acquisition of CNY Financial Corporation and its wholly owned subsidiary, Cortland Savings Bank was completed on July 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST NIAGARA FINANCIAL GROUP, INC.


Date:  August 11, 2000       By:  /s/ William E. Swan
                                  ------------------------------------
                                    William E. Swan
                                    President and Chief Executive Officer


Date:  August 11, 2000       By:  /s/ Paul J. Kolkmeyer
                                  ------------------------------------
                                    Paul J. Kolkmeyer
                                    Executive Vice President and Chief Operating
                                    Officer

                                  EXHIBIT INDEX


  Exhibit
   Number
-------------

    99.1      Summary of Quarterly Financial Data.  Filed herewith.

    27.1      Financial Data Schedule.  Filed herewith.