Form 10-Q
period 2000-09-30
NIAGARA BANCORP INC
filed 2000-11-14
CIK 1051741

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

               For the quarterly period ended September 30, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-23975


                      FIRST NIAGARA FINANCIAL GROUP, INC.
            (exact name of registrant as specified in its charter)

            Delaware                                 16-1545669
            --------                                 ----------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

    6950 South Transit Road,
   P.O. Box 514, Lockport, NY                        14095-0514
   --------------------------                        ----------
     (Address of principal                           (Zip Code)
       executive offices)

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
Yes        X               No
     -------------             ---------------

The Registrant had 25,585,320 shares of Common Stock, $.01 par value, outstanding as of November 13, 2000.

================================================================================

                      FIRST NIAGARA FINANCIAL GROUP, INC.
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 2000



                               TABLE OF CONTENTS


Item Number                                                                                     Page Number
-----------                                                                                     -----------
                        PART I - FINANCIAL INFORMATION
1.       Financial Statements

           Condensed Consolidated Statements of Condition as of
             September 30, 2000 (unaudited) and December 31, 1999..................................   3

           Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 2000 and 1999 (unaudited)...................   4

           Condensed Consolidated Statements of Comprehensive Income for the
             three and nine months ended September 30, 2000 and 1999 (unaudited)...................   5

           Condensed Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 2000 and 1999 (unaudited).....................   6

           Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 1999 (unaudited).............................   7

           Notes to Condensed Consolidated Financial Statements (unaudited)........................   8

2.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................  13

3.       Quantitative and Qualitative Disclosures about Market Risk................................  23


                          PART II - OTHER INFORMATION

1.       Legal Proceedings.........................................................................  24

2.       Changes in Securities and Use of Proceeds.................................................  24

3.       Defaults upon Senior Securities...........................................................  24

4.       Submission of Matters to a Vote of Security Holders.......................................  24

5.       Other Information.........................................................................  24

6.       Exhibits and Reports on Form 8-K..........................................................  24

Signatures.........................................................................................  24

Exhibit Index......................................................................................  25

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Condition



                                                                           September 30,           December 31,
                                                                               2000                    1999
                                                                           -------------           ------------
                                                                             (unaudited)


                                                                                   (Amounts in thousands)
                                    Assets
                                    ------
Cash and cash equivalents:
    Cash and due from banks.......................................     $           27,069                24,449
    Federal funds sold and securities purchased
       under resale agreements....................................                      -                17,500
                                                                       ------------------     -----------------
           Total cash and cash equivalents........................                 27,069                41,949
Securities available for sale.....................................                479,980               563,473
Loans, net........................................................              1,364,937               985,628
Premises and equipment, net.......................................                 30,414                25,886
Goodwill..........................................................                 44,316                13,450
Other assets......................................................                 94,240                81,326
                                                                       ------------------     -----------------
                                                                       $        2,040,956             1,711,712
                                                                       ==================     =================
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:
  Deposits........................................................     $        1,427,304             1,113,302
  Short-term borrowings...........................................                 58,103                90,005
  Long-term borrowings............................................                273,826               245,640
  Other liabilities...............................................                 45,702                30,149
                                                                       ------------------      ----------------
                                                                                1,804,935             1,479,096
                                                                       ------------------      ----------------
Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
        authorized, none issued...................................                      -                     -
    Common stock, $0.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued......................                    298                   298
    Additional paid-in capital....................................                135,827               135,964
    Retained earnings.............................................                161,005               151,341
    Accumulated other comprehensive loss..........................                (5,064)               (8,893)
    Common stock held by ESOP.....................................               (12,542)              (13,076)
    Treasury stock, at cost, 4,170,930 and 3,110,850 shares
      in 2000 and 1999, respectively..............................               (43,503)              (33,018)
                                                                       ------------------       ---------------
                                                                                  236,021               232,616
                                                                       ------------------       ---------------
                                                                       $        2,040,956             1,711,712
                                                                       ==================       ===============

             First Niagara Financial Group, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                              -----------------------------  ----------------------------
                                                                    2000            1999           2000            1999
                                                                ------------   --------------  ------------   -------------
                                                                                  (Amounts in thousands)
Interest income:
   Loans.................................................  $       26,714           17,693        68,214          48,694
   Investment securities.................................           8,114            9,714        25,112          28,770
   Federal funds sold and securities purchased
       under resale agreements...........................             167              132           677             966
   Other.................................................             415              353         1,202             982
                                                              ------------    -------------  ------------    ------------
            Total interest income........................          35,410           27,892        95,205          79,412

Interest expense:
   Deposits..............................................          14,809           10,659        38,034          31,464
   Borrowings............................................           5,127            4,213        14,388          10,137
                                                              ------------    -------------  ------------    ------------
            Total interest expense.......................          19,936           14,872        52,422          41,601
                                                              ------------    -------------  ------------    ------------

Net interest income......................................          15,474           13,020        42,783          37,811
Provision for credit losses..............................             544              554         1,515           1,922
                                                              ------------    -------------  ------------    ------------

            Net interest income after provision
                for credit losses........................          14,930           12,466        41,268          35,889
                                                              ------------    -------------  ------------    ------------

Noninterest income:
   Banking service charges and fees......................           1,941            1,258         5,103           3,524
   Loan fees.............................................             498              379         1,248           1,294
   Insurance services and fees...........................           4,244            3,961        12,576          11,911
   Bank-owned life insurance earnings....................             515              419         1,500           1,083
   Annuity and mutual fund sales commissions.............             380              354         1,096           1,051
   Covered call option premium...........................             211              428           801           1,225
   Leasing income........................................             277                -           943               -
   Net gain on sales of securities available for sale....              36                1            19             183
   Other.................................................             601              229         1,226             528
                                                              ------------    -------------  ------------    ------------
            Total noninterest income.....................           8,703            7,029        24,512          20,799
                                                              ------------    -------------  ------------    ------------

Noninterest expense:
   Salaries and employee benefits........................           8,896            7,234        24,510          20,522
   Occupancy and equipment...............................           1,446            1,105         4,054           3,348
   Technology and communications.........................           1,459            1,132         3,939           3,276
   Marketing and advertising.............................             522              462         2,101           1,480
   Goodwill amortization.................................             864              374         1,924           1,121
   Other.................................................           2,434            1,822         6,653           5,373
                                                              ------------    -------------  -----------     ------------
            Total noninterest expense....................          15,621           12,129        43,181          35,120
                                                              ------------    -------------  ------------    ------------
            Income before income taxes...................           8,012            7,366        22,599          21,568

Income tax expense ......................................           2,895            2,580         7,964           7,577
                                                              ------------    -------------  ------------    ------------
            Net income ..................................  $        5,117            4,786        14,635          13,991
                                                              ============    =============  ============    ============
Earnings per common share:
       Basic and diluted.................................  $         0.21             0.18          0.59            0.52

Cash dividends per common share..........................  $         0.07                -          0.20            0.08

Weighted average common shares outstanding:
       Basic.............................................          24,632           26,225        24,913          27,040
       Diluted...........................................          24,643           26,225        24,923          27,040

             First Niagara Financial Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                                  (unaudited)



                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                 -----------------------------    ----------------------------
                                                                       2000             1999            2000            1999
                                                                 ------------     ------------    ------------    ------------
                                                                                      (Amounts in thousands)

Net income...............................................     $        5,117            4,786          14,635          13,991

Other comprehensive income (loss), net of income taxes:
    Net unrealized gains (losses) on securities available
       for sale arising during the period.................             3,779          (3,911)           3,818        (10,481)

    Less: Reclassification adjustment for gains
       (losses) included in net income....................               (1)                1            (11)             108
                                                                 ------------     ------------    ------------    ------------

         Total other comprehensive income (loss) .........             3,780          (3,912)           3,829        (10,589)
                                                                 ------------     ------------    ------------    ------------
               Total comprehensive income.................    $        8,897              874          18,464           3,402
                                                                 ============     ============    ============    ============

             First Niagara Financial Group, Inc. and Subsidiaries
     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)



                                                       Additional                       Other
                                           Common        paid-in       Retained     comprehensive        ESOP        Treasury
                                           stock         capital       earnings     income (loss)       shares         stock
                                        ------------- -------------- -------------  --------------- --------------- ------------
                                                                              (Amounts in thousands)

Balances at January 1, 1999............$         298        136,114       136,602            4,587        (13,776)            -

   Net income..........................            -              -        13,991                -               -            -
   Unrealized loss on securities
    available for sale, net of
    reclassification adjustment........            -              -             -         (10,589)               -            -
   Purchase of treasury stock
      (2,802,550 shares)...............            -              -             -                -               -     (29,814)
   ESOP shares committed to be
     released  (40,564 shares).........            -          (115)             -                -             536            -
   Common stock dividend of $0.08 per
    share..............................            -              -       (2,144)                -               -            -
                                        ------------- -------------- -------------  --------------- --------------- ------------

Balances at September 30, 1999.........$         298        135,999       148,449          (6,002)        (13,240)     (29,814)
                                        ============= ============== =============  =============== =============== ============


Balances at January 1, 2000............$         298        135,964       151,341          (8,893)        (13,076)     (33,018)

   Net income..........................            -              -        14,635                -               -            -
   Unrealized gain on securities
     available for sale, net
     of reclassification adjustment....            -              -             -            3,829               -            -
   Purchase of treasury stock
      (1,093,300 shares)...............            -              -             -                -               -     (10,824)
   ESOP shares committed to be
      released (40,366 shares).........            -          (155)             -                -             534            -
   Vested restricted stock plan awards
    (33,220 shares) ...................            -             18             -                -               -          339
   Common stock dividend of $0.20 per
    share..............................            -              -       (4,971)                -               -            -
                                        ------------- -------------- -------------  --------------- --------------- ------------

Balances at September 30, 2000.........$         298        135,827       161,005          (5,064)        (12,542)     (43,503)
                                        ============= ============== =============  =============== =============== ============


                                           Total
                                        ------------


Balances at January 1, 1999............     263,825

   Net income..........................      13,991
   Unrealized loss on securities
     available for sale, net of
     reclassification adjustment.......    (10,589)
   Purchase of treasury stock
      (2,802,550 shares)...............    (29,814)
   ESOP shares committed to be
      released (40,564 shares).........        421
   Common stock dividend of $0.08 per
    share..............................     (2,144)
                                        ------------

Balances at September 30, 1999.........     235,690
                                        ============


Balances at January 1, 2000............     232,616

   Net income..........................      14,635
   Unrealized gain on securities
     available for sale, net
     of reclassification adjustment....       3,829
   Purchase of treasury stock
      (1,093,300 shares)...............    (10,824)
   ESOP shares committed to be
      released (40,366 shares).........         379
   Vested restricted stock plan awards
    (33,220 shares) ...................         357
   Common stock dividend of $0.20 per
    share..............................     (4,971)
                                        ------------

Balances at September 30, 2000.........     236,021
                                        ============

             First Niagara Financial Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                  -------------------------------------
                                                                                        2000                  1999
                                                                                  ---------------        --------------
                                                                                           (Amounts in thousands)
  Net cash provided by operating activities................................       $        28,487               28,366
                                                                                  ---------------         ------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale.....................                62,790               15,605
  Proceeds from maturities of securities available for sale................                25,045               15,040
  Principal payments received on securities available for sale.............                60,192              152,200
  Purchases of securities available for sale...............................              (22,453)            (233,948)
  Net increase in loans....................................................             (144,966)            (194,216)
  Purchase of bank-owned life insurance....................................                     -             (10,000)
  Acquisitions, net of cash acquired:
       Warren-Hoffman & Associates, Inc. ..................................                     -             (11,260)
       Albion Banc Corp, Inc. .............................................                 1,022                    -
       Empire National Leasing, Inc. ......................................               (3,395)                    -
       Niagara Investment Advisors, Inc. ..................................               (1,648)                    -
       CNY Financial, Inc..................................................              (26,025)                    -
  Other, net...............................................................               (3,623)             (11,156)
                                                                                   --------------         ------------
                 Net cash used by investing activities.....................              (53,061)            (277,735)
                                                                                   --------------         ------------
Cash flows from financing activities:
  Net increase in deposits.................................................                56,162               38,867
  Proceeds from (repayments of) short-term borrowings......................              (62,225)               39,890
  Proceeds from long-term borrowings.......................................                41,900              118,060
  Repayments of long-term borrowings.......................................              (10,348)                (326)
  Purchase of treasury stock...............................................              (10,824)             (29,814)
  Dividends paid on common stock...........................................               (4,971)              (3,004)
                                                                                   --------------         ------------
               Net cash provided by financing activities...................                 9,694              163,673
                                                                                   --------------         ------------
               Net decrease in cash and cash equivalents...................              (14,880)             (85,696)
Cash and cash equivalents at beginning of period...........................                41,949              111,263
                                                                                   --------------         ------------
Cash and cash equivalents at end of period.................................        $       27,069               25,567
                                                                                   ==============         ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes.....................................................        $        7,644                8,588
          Interest expense.................................................                52,434               40,637
                                                                                   ==============         ============
   Acquisition of banks and financial services companies:
       Fair value of:
         Assets acquired (noncash) ........................................        $      297,228                2,889
         Liabilities assumed...............................................               296,867                3,655
         Purchase price payable............................................        $        2,320                2,919
                                                                                   ==============          ===========

             First Niagara Financial Group, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


(1)  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassification adjustments were made to the 1999 financial statements to conform them to the 2000 presentation.


(2)  Business

First Niagara Financial Group, Inc. (the "Company"), the parent holding company of First Niagara Bank ("First Niagara") and Cortland Savings Bank ("Cortland"), is a Delaware corporation organized in December 1997. The Company was organized in connection with the conversion of First Niagara from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business and management of the Company consist primarily of the business and management of its banking subsidiaries. Currently, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of First Niagara. At the present time, the Company does not have any employees but utilizes certain officers and support staff of First Niagara. Employees will be hired as appropriate to the extent the Company expands its business in the future. As of July 7, 2000, the Company became a multi-bank holding company through its acquisition of Cortland, which will continue to maintain its own identity by operating as a wholly owned subsidiary of the Company under the direction of its own management team and Board of Directors. On November 3, 2000, the Company expanded its multi-bank holding company structure by closing on the acquisition of Iroquois Bancorp, Inc. ("Iroquois") and its subsidiary, Cayuga Bank ("Cayuga"). The Company intends to operate Cayuga as a wholly owned subsidiary of the Company under the direction of its own management and Board of Directors (see Note 3).

First Niagara and Cortland (collectively, the "Banks") operate as wholly owned subsidiaries of the Company and are traditional, full-service, community-oriented savings banks. The Banks' business is primarily accepting deposits from customers through its twenty-five branch locations in the Western and Central New York counties of Niagara, Orleans, Erie, Genesee, Monroe, Cortland, Onondaga and Tompkins and investing those deposits, together with funds generated from operations and borrowings, in various loan and investment products. Additionally, the Banks provide consumer, commercial and electronic banking services, as well as a variety of insurance, leasing and investment products.


(3)  Acquisitions

During the third quarter of 2000, the Company acquired all of the common stock of CNY Financial Corporation ("CNY") and its subsidiary bank, Cortland. Cortland, headquartered in Cortland, New York, has three branch locations and two loan production offices. The Company paid $18.75 per share in cash for each of the outstanding shares and options of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition has been accounted for as a purchase transaction and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded by the Company as goodwill. Approximately, $17.0 million of such goodwill is being amortized on a straight-line basis over a period of twenty years.

On November 3, 2000, the Company continued to increase its presence in Central New York State by acquiring all of the stock of Iroquois. The Company paid $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.2 million. The transaction will be accounted for under the purchase method of accounting. Iroquois, with over $610 million in assets, is the holding company of Cayuga Bank, of Auburn, New York and

             First Niagara Financial Group, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


The Homestead Savings FA, of Utica, New York. Upon the closing of the transaction, the Company merged the branches of Homestead Savings into Cayuga's branch network. As a result, Cayuga has eleven branch locations and one loan production office.

Presented below is certain pro forma information as if the Albion Banc Corp, Inc. and CNY acquisitions, which occurred in 2000, had all been consummated on January 1, 1999. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired these entities on January 1, 1999. The effect of Empire National Leasing, Inc. and Niagara Investment Advisors, Inc. was not deemed material, and therefore, has not been included in this pro forma information.


                                                                                 Pro Forma
                                                               ----------------------------------------------
                                                                      Nine months ended September 30,
                                                               ----------------------------------------------
                                                                      2000                     1999
                                                               --------------------    ----------------------
                                                                           (Amounts in thousands)
                Net interest income...............        $                 48,351                    46,625
                                                               --------------------    ----------------------

                Noninterest income................        $                 25,184                    21,868
                                                               --------------------    ----------------------

                Net income........................        $                 15,622                    14,625
                                                               ====================    ======================

                Basic/diluted earnings per share..        $                   0.63                      0.54
                                                               ====================    ======================

(4)      Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2000 and 1999. The Company's "basic" and "diluted" earnings per share computations are presented below.

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                               --------------------------------    ------------------------------
                                                                    2000               1999            2000              1999
                                                               -------------      -------------    ------------      ------------
Net income available to common stockholders................  $        5,117              4,786          14,635            13,991
                                                               -------------      -------------    ------------      ------------

Weighted average shares outstanding:
      Total shares issued.................................           29,756             29,756          29,756            29,756
      Unallocated ESOP shares.............................             (988)            (1,041)           (988)           (1,041)
      ESOP shares committed to be released during the
      period..............................................               27                 27              14                14
      Treasury shares.....................................           (4,197)            (2,517)         (3,885)           (1,689)
      Vested restricted stock awards......................               34                  -              16                 -
                                                               -------------      -------------    ------------      ------------

Total weighted average shares outstanding..................          24,632             26,225          24,913            27,040
                                                               -------------      -------------    ------------      ------------

Basic earnings per share for the period....................  $         0.21               0.18            0.59              0.52
                                                               =============      =============    ============      ============

             First Niagara Financial Group, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


                                                                      Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                 ------------------------------    -----------------------------
                                                                     2000              1999            2000             1999
                                                                 ------------     -------------    ------------     ------------
Net income available to common stockholders...............   $         5,117             4,786          14,635           13,991
                                                                 ------------     -------------    ------------     ------------
Weighted average shares outstanding:
      Total shares issued.................................            29,756            29,756          29,756           29,756
      Unallocated ESOP shares.............................             (988)           (1,041)           (988)          (1,041)
      ESOP  shares  committed  to be  released  during the                27                27              14               14
       period.............................................
      Treasury shares.....................................            (4,197)           (2,517)         (3,885)          (1,689)
      Vested restricted stock awards......................                34                 -              16                -
      Incremental shares from assumed conversion of
       stock options......................................                  8                 -               7                -
      Incremental shares from assumed conversion of
       restricted stock awards............................                  3                 -               3                -
                                                                 ------------     -------------    ------------     ------------
Total weighted average shares outstanding.................            24,643            26,225          24,923           27,040
                                                                 ------------     -------------    ------------     ------------
Diluted earnings per share for the period.................   $          0.21              0.18            0.59             0.52
                                                                 ============     =============    ============     ============

(5)  Treasury Stock

During the quarter ended September 30, 2000, the Company repurchased 30,000 shares of common stock outstanding at an average cost of $9.13 per share as part of the Company's stock buyback strategy. The Company has repurchased approximately 4.2 million shares of common stock outstanding since the beginning of 1999 under several approved buyback programs. These purchases were made in the open market at an average cost of $10.43 per share.


(6)  Dividends

The Board approved and declared a regular quarterly dividend of $0.08 (eight cents) per common share on October 18, 2000. The dividend will be paid on November 14, 2000 to shareholders of record as of November 1, 2000. Dividends totaling $0.28 per share have been declared during 2000.


(7)  Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. For the three and nine month periods ended September 30, 1999, the Company's insurance activities consisted of those conducted through its Warren-Hoffman & Associates, Inc. ("WHA") and Nova Healthcare Administrators, Inc. ("NOVA") subsidiaries, as well as through the Company's relationship with Saving Bank Life Insurance ("SBLI"). Effective January 1, 2000, as a result of the reorganization of SBLI into a mutual insurance company, the Company's insurance activities through SBLI have been limited to the servicing of life insurance policies and the collection of income generated by insurance sales. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


                                                     Three Months Ended September 30,
                                              ----------------------------------------------
                                                                  2000
                                              ----------------------------------------------
                                                Banking         Insurance
                                               activities      activities         Total
                                              -------------    ------------    -------------
Net interest income......................  $        15,474               -           15,474
Provision for credit losses .............              544               -              544
                                              -------------    ------------    -------------
   Net interest income after provision
       for credit losses.................           14,930               -           14,930
Noninterest income.......................            4,423           4,244            8,667
Net securities gains.....................               36               -               36
Noninterest expense......................           11,847           3,774           15,621
                                              -------------    ------------    -------------
     Income before income taxes..........            7,542             470            8,012
Income tax expense.......................            2,603             292            2,895
                                              -------------    ------------    -------------
     Net income..........................  $         4,939             178            5,117
                                              =============    ============    =============

                                                   ---------------------------------------------
                                                                       1999
                                                   ---------------------------------------------
                                                     Banking        Insurance
                                                   activities      activities          Total
                                                   ------------    ------------     ------------
Net interest income......................  $            13,012               8           13,020
Provision for credit losses .............                  554               -              554
                                                   ------------    ------------     ------------
   Net interest income after provision
       for credit losses.................               12,458               8           12,466
Noninterest income.......................                3,067           3,961            7,028
Net securities gains.....................                    1               -                1
Noninterest expense......................                8,506           3,623           12,129
                                                   ------------    ------------     ------------
     Income before income taxes..........                7,020             346            7,366
Income tax expense.......................                2,307             273            2,580
                                                   ------------    ------------     ------------
     Net income..........................  $             4,713              73            4,786
                                                   ============    ============     ============

                                                        Nine Months Ended September 30,
                                              ----------------------------------------------
                                                                  2000
                                              ----------------------------------------------
                                                Banking         Insurance
                                               activities      activities         Total
                                              -------------    ------------    -------------
Net interest income......................  $        42,773              10           42,783
Provision for credit losses .............            1,515               -            1,515
                                              -------------    ------------    -------------
   Net interest income after provision
       for credit losses.................           41,258              10           41,268
Noninterest income.......................           11,915          12,578           24,493
Net securities gains.....................               19               -               19
Noninterest expense......................           31,959          11,222           43,181
                                              -------------    ------------    -------------
     Income before income taxes..........           21,233           1,366           22,599
Income tax expense.......................            6,992             972            7,964
                                              -------------    ------------    -------------
     Net income..........................  $        14,241             394           14,635
                                              =============    ============    =============

                                                  ---------------------------------------------
                                                                      1999
                                                  ---------------------------------------------
                                                    Banking        Insurance
                                                  activities      activities          Total
                                                  ------------    ------------     ------------
Net interest income......................  $           37,790              21           37,811
Provision for credit losses .............               1,922               -            1,922
                                                  ------------    ------------     ------------
   Net interest income after provision
       for credit losses.................              35,868              21           35,889
Noninterest income.......................               8,705          11,911           20,616
Net securities gains.....................                 183               -              183
Noninterest expense......................              25,082          10,038           35,120
                                                  ------------    ------------     ------------
     Income before income taxes..........              19,674           1,894           21,568
Income tax expense.......................               6,427           1,150            7,577
                                                  ------------    ------------     ------------
     Net income..........................  $           13,247             744           13,991
                                                  ============    ============     ============

(8)  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard also requires an entity to establish a method, consistent with its approach to managing risk, that it will use to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for fiscal years beginning after June 15, 2000 with earlier application encouraged. The adoption of this standard, at this time, will not have a significant impact on the Company's financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revises the standards related to the accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but carries over most of the provisions of

                     First Niagara Financial Group, Inc. and
       Subsidiaries Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

SFAS No. 125 without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and exinguishments of liabilities of the company occurring after March 31, 2001. However, the provisions of SFAS No. 140 concerning the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral are effective for the Company for the year ending December 31, 2000. This statement is to be applied prospectively with certain exceptions. Adoption is not expected to have a material impact on the Company's financial statements.

In March 2000, FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" was issued. This interpretation clarifies the application of certain issues of APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44, which was effective July 1, 2000, did not have a material impact on the Company's financial statements.

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

The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, technology and communication expenses, and goodwill amortization.

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

                                                                       Three Months Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                                2000                                        1999
                                               ---------------------------------------      --------------------------------------
                                                 Average       Interest                       Average      Interest
                                               Outstanding      Earned/      Yield/         Outstanding     Earned/      Yield/
                                                 Balance         Paid         Rate            Balance        Paid         Rate
                                               -----------     --------      ------         -----------    --------      ------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale
      agreements ..........................   $      9,930   $        167       6.67%            10,092           132     5.19
   Investment securities (1)...............        142,791          2,055       5.76            201,356         2,882     5.73
   Mortgage related securities (1).........        368,646          6,059       6.57            425,903         6,832     6.42
   Loans (2)...............................      1,347,421         26,714       7.93            915,656        17,693     7.73
   Other interest-earning assets (3).......         24,623            415       6.69             27,675           353     5.06
                                               -----------     ----------                   -----------      --------
         Total interest-earning assets.....      1,893,411   $     35,410       7.48%         1,580,682        27,892     7.06
                                               -----------     ----------                   -----------      --------
Allowance for credit losses................       (13,710)                                      (9,457)
Other noninterest-earning assets (4)(5)....        164,536                                       99,840
                                               -----------                                  -----------
         Total assets......................   $  2,044,237                                    1,671,065
                                               ===========                                  ===========
Interest-bearing liabilities:
   Savings accounts........................   $    354,858   $      2,373       2.65%           308,467         2,338     3.01
   Interest-bearing checking...............        425,986          4,389       4.09            320,868         2,955     3.65
   Certificates of deposit.................        577,313          7,960       5.47            423,590         5,297     4.96
   Mortgagors' payments held in escrow.....         19,671             87       1.75             15,191            69     1.80
   Borrowed funds..........................        341,811          5,127       5.95            296,739         4,213     5.63
                                               -----------     ----------                   -----------      --------    -----
         Total interest-bearing
          liabilities......................      1,719,639   $     19,936       4.60%         1,364,855        14,872     4.32
                                               -----------     ----------                   -----------      --------

Noninterest-bearing demand deposits........         48,980                                       31,839
Other noninterest-bearing liabilities......         42,594                                       36,189
                                               -----------                                  -----------
         Total liabilities.................      1,811,213                                    1,432,883
Stockholders' equity (4)...................        233,024                                      238,182
                                               -----------                                  -----------
         Total liabilities and
           stockholders' equity............   $  2,044,237                                    1,671,065
                                               ===========                                  ===========
Net interest income........................                  $     15,474                                      13,020
                                                               ==========                                    ========
Net interest rate spread...................                                     2.88%                                     2.74
                                                                             =======                                   =======
Net earning assets.........................   $    173,772                                      215,827
                                               ===========                                  ===========
Net interest income as a percentage of
   average interest-earning assets.........                          3.24%                                       3.27
                                                               ==========                                    ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.                        110.11%                                     115.81%
                                                               ==========                                    ========

                                                                  Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------------
                                                          2000                                        1999
                                        ----------------------------------------      ---------------------------------------
                                           Average       Interest                       Average      Interest
                                         Outstanding      Earned/      Yield/         Outstanding     Earned/      Yield/
                                           Balance         Paid         Rate            Balance        Paid         Rate
                                         -----------     --------      ------         -----------    --------      ------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and securities
      purchased under resale
      agreements......................  $     14,451   $        677       6.24%            25,857           966     4.99
   Investment securities (1)..........       154,756          6,565       5.66            194,013         8,325     5.72
   Mortgage related securities (1)....       375,963         18,547       6.58            428,407        20,445     6.36
   Loans (2)..........................     1,157,173         68,214       7.86            836,564        48,694     7.76
   Other interest-earning assets (3)..        23,243          1,202       6.89             22,043           982     5.96
                                         -----------     ----------                   -----------    ----------
         Total interest-earning assets     1,725,586   $     95,205       7.36%         1,506,884        79,412     7.03
                                         -----------     ----------                   -----------    ----------

Allowance for credit losses...........      (11,587)                                      (8,947)
Other noninterest-earning assets (4)(5)      135,167                                      106,312
                                         -----------                                  -----------
         Total assets.................  $  1,849,166                                    1,604,249
                                         ===========                                  ===========
Interest-bearing liabilities:
   Savings accounts...................  $    321,066   $      6,788       2.82%           304,255         6,843     3.01
   Interest-bearing checking..........       384,700         11,419       3.95            297,075         7,745     3.49
   Certificates of deposit............       492,530         19,640       5.31            434,028        16,730     5.15
   Mortgagors' payments held in escrow        14,224            187       1.75             11,323           146     1.72
   Borrowed funds.....................       329,044         14,388       5.82            243,717        10,137     5.56
                                         -----------     ----------                   -----------    ----------
         Total interest-bearing
            liabilities...............     1,541,564   $     52,422       4.53%         1,290,398        41,601     4.31
                                         -----------     ----------                   -----------    ----------
Noninterest-bearing demand deposits...        39,199                                       31,314
Other noninterest-bearing liabilities.        38,052                                       34,500
                                         -----------                                  -----------
     Total liabilities................     1,618,815                                    1,356,212
Stockholders' equity (4)..............       230,351                                      248,037
                                         -----------                                  -----------
     Total liabilities and
         stockholders' equity.........  $  1,849,166                                    1,604,249
                                         ===========                                  ===========
Net interest income...................                 $     42,783                                      37,811
                                                         ==========                                  ==========
Net interest rate spread..............                                    2.83%                                     2.72
                                                                       =======                                   =======
Net earning assets....................  $    184,022                                      216,486
                                         ===========                                  ===========
Net interest income as a percentage of
   average interest-earning assets....                         3.30%                                       3.35
                                                         ==========                                  ==========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities........................        111.94%                                     116.78
                                          ==========                                  ==========

-----------------------------------------
(1)  Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loans-in-process and non-accruing loans.
(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4)  Includes unrealized gains (losses) on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

The acquisition of Cortland and Albion, the latter of which occurred on March 24, 2000, resulted in the lending portfolio increasing 39% to $1.38 billion at September 30, 2000 from $990.6 million at December 31, 1999. The acquisitions contributed approximately $178.3 million and $63.8 million, respectively, to this loan growth. The residential real estate and home equity lending portfolios grew a combined 35%, or $219.0 million, since the year ended December 31, 1999, with $172.2 million of one-to four-family residential real estate and fixed and variable rate home equity loans acquired through both transactions. The Company's continued focus on the small business commercial lending market coupled with the acquisitions closed also resulted in the commercial real estate and business lending portfolios increasing 64% during the nine month period ending September 30, 2000.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                         September 30, 2000                     December 31, 1999
                                                ---------------------------------        -------------------------------
                                                       Amount           Percent              Amount            Percent
                                                -----------------     -----------         -------------       ----------
                                                                          (Dollars in thousands)
Real estate loans:
------------------
   One-to four-family.....................      $         805,569           58.52%              609,742            61.55
   Home equity............................                 45,633            3.31                22,499             2.27
   Multi-family...........................                 87,970            6.39                74,652             7.54
   Commercial real estate.................                191,137           13.88               120,758            12.19
   Construction...........................                 32,655            2.37                28,413             2.87
                                                -----------------     -----------         -------------       ----------
      Total real estate loans.............              1,162,964           84.47               856,064            86.42
                                                -----------------     -----------         -------------       ----------
Consumer loans:
---------------
      Mobile home.........................                 23,457            1.70                25,957             2.62
      Recreational vehicle................                 32,657            2.37                23,389             2.36
      Vehicle.............................                 66,374            4.82                24,289             2.45
      Personal............................                 21,689            1.58                15,771             1.59
      Home improvement....................                  7,484            0.54                 7,983             0.81
      Guaranteed education................                 14,283            1.04                12,564             1.27
      Other consumer......................                    995            0.07                   280             0.03
                                                -----------------     -----------         -------------       ----------
         Total consumer loans.............                166,939           12.12               110,233            11.13
Commercial business loans and leases......                 46,794            3.41                24,301             2.45
                                                -----------------     -----------         -------------       ----------
         Total loans......................              1,376,697          100.00%              990,598           100.00
                                                -----------------     ===========         -------------       ==========
    Net deferred costs and unearned
       discounts..........................                 1,885                                 4,892

    Allowance for credit losses...........               (13,645)                               (9,862)
                                                -----------------                         -------------
         Total loans, net.................      $       1,364,937                               985,628
                                                =================                         =============

Total non-performing loans as a percentage of total loans increased slightly from 0.21% at September 30, 1999 to 0.26% at September 30, 2000. Additionally, the allowance for credit losses as a percentage of total non-performing loans decreased to 382.85% at September 30, 2000 compared to 477.26% at September 30, 1999. The continued positive performance of recoveries has allowed management to reduce the provision for credit losses to $1.5 million for the nine month period ended September 30, 2000 compared to $1.9 million for the same period in 1999. The allowance for credit losses as a percentage of total loans also decreased to 0.99% at September 30, 2000 compared to 1.01% at September 30, 1999. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management utilizes available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses calculation and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                         September 30, 2000              September 30, 1999
                                                                        --------------------            --------------------
                                                                                      (Dollars in thousands)
Non-accruing loans:
   One-to four-family............................................            $      2,536                        926
   Home equity...................................................                      47                        132
   Commercial real estate and multi-family.......................                     551                        641
   Consumer .....................................................                     164                        145
   Commercial business...........................................                     266                        152
                                                                              -----------                 ----------
        Total....................................................                   3,564                      1,996
                                                                              -----------                 ----------
Non-performing assets............................................            $        507                      1,017
                                                                              -----------                 ----------
Total non-accruing loans and non-performing assets...............            $      4,071                      3,013
                                                                              ===========                 ==========
Total non-accruing loans and non-performing assets
   as a percentage of total assets...............................                    0.20%                      0.18
                                                                              ===========                 ==========
Total non-accruing loans to total loans .........................                    0.26%                      0.21
                                                                              ===========                 ==========

Analysis of the Allowance For Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                                   Nine months ended September 30,
                                                                             -------------------------------------------
                                                                                 2000                             1999
                                                                             ------------                    -----------
                                                                                        (Dollars in thousands)
Balance at beginning of period.......................................        $      9,862                          8,010
Net charge-offs:
   Charge-offs.......................................................                (658)                          (461)
   Recoveries........................................................                 230                             55
                                                                             ------------                    -----------
Total net charge-offs................................................                (428)                          (406)
Provision for credit losses..........................................               1,515                          1,922
Allowance obtained through acquisitions..............................               2,696                              -
                                                                             ------------                    -----------
Balance at end of period.............................................        $     13,645                          9,526
                                                                             ============                    ===========
Percentage of net charge-offs during the period to
   average loans outstanding during the period.......................                0.04%                          0.05
                                                                             ============                    ===========
Allowance for credit losses to total loans at end of period..........                0.99%                          1.01
Allowance for credit losses to non-accruing loans at end of period...              382.85%                        477.26
                                                                             ============                    ===========

Investing Activities

The Company's securities available for sale portfolio decreased to $480.0 million, net of $36.8 million in securities acquired through the CNY acquisition, at September 30, 2000 from $563.5 million at December 31, 1999. Approximately, $87.8 million of sales and maturities, primarily in the collaterized mortgage obligations, mortgage- and asset-backed and U. S. Treasury securities portfolios and $60.2 million of principal repayments resulted in $148.0 million of available funds during the first nine months of 2000. These amounts were utilized to consummate the various acquisition activities initiated by the Company, fund loan growth, and repay matured borrowings. The $60.2 million in principal repayments received on securities available for sale represents a 60%, or $92.0 million, decrease from the same nine month period in 1999 reflective of the general increase in the market interest rates and the corresponding effect on prepayment speeds.


Funding Activities

Total deposits increased 28%, or $314.0 million, during the first nine months of 2000, primarily as a result of five branch locations obtained by the Company through the various acquisitions completed during the first nine months of 2000. These transactions contributed $196.2 million and $61.7 million in deposit liabilities from Cortland and Albion, respectively. Additionally, deposits grew due to the two de-novo branch locations opened by First Niagara during the first quarter of 2000.

Other borrowed funds decreased slightly to $331.9 million at September 30, 2000 from $335.6 million at December 31, 1999 due to the scheduled maturities of various FHLB advances and repurchase agreements that were originally recorded as part of the Company's leveraging program. The repayments, primarily in short-term borrowings totaling $72.6 million, were partially offset by $26.7 million in borrowings acquired in the Cortland and Albion transactions and $41.9 million in new long-term borrowings to lock-in lower long-term rates in this period of an inverted interest rate yield curve.


Equity Activities

Stockholders' equity increased to $236.0 million for the period ended September 30, 2000 as compared to $232.6 million at December 31, 1999. The increase was attributable to the $14.6 million in net income earned by the Company and a $3.8 million improvement of the unrealized gain/loss in the Company's available for sale investment portfolio. The increases were offset by $5.0 million in dividends paid by the Company during the period in addition to the $10.8 million in treasury stock purchases made by the Company as part of its capital management program.

Results of Operations for the Three Months Ended September 30, 2000
-------------------------------------------------------------------

Net Income

The Company recorded earnings of $5.1 million for the quarter ended September 30, 2000, an increase of 6% from $4.8 million for the same quarter in 1999. Additionally, earnings per share for the third quarter of 2000 increased 17% to $0.21 per share from $0.18 per share for the third quarter of 1999. This increase primarily reflects the Company's efforts to change the mix of its assets from investment securities to the lending portfolio and to increase fee-based sources of revenue. Net income represented a return on average assets of 1.00% for the quarter ended September 30, 2000 compared to 1.14% for the same period in 1999. The return on average equity for the third quarter of 2000 increased to 8.74% compared to 7.97% for the third quarter of 1999.

Net Interest Income

The net interest margin as a percentage of average interest-earning assets decreased slightly to 3.24% for the three months ended September 30, 2000 compared to 3.27% for the same quarter in 1999. This decrease resulted from the Company's net interest-earning assets declining by $42.1 million as funds previously available for investment in interest-earning assets were utilized to fund the Company's acquisition activity.

Interest income increased $7.5 million, or 27%, for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999. This increase reflects the $312.7 million, or 20%, increase in average interest-earning assets to $1.89 billion for the third quarter of 2000 from $1.58 billion for the third quarter of 1999. This increase in average interest-earning assets resulted primarily from additional loans obtained through the Company's acquisitions and continued emphasis on loan originations.

The increase in interest income also reflects a 42 basis point increase in the overall yield on interest-earning assets to 7.48% for the three months ended September 30, 2000 from 7.06% for the same period in 1999. The increase in overall yield resulted primarily from the general increase in market interest rates, as well as the redeployment of funds from the lower yielding investment and mortgage related securities into the higher yielding loan portfolio. The average balance of loans outstanding increased 47% when comparing the third quarter of 1999 to the same quarter in 2000. Correspondingly, interest income on loans increased 51% to $26.7 million for the quarter ended September 30, 2000 from $17.7 million for the same period in 1999.

Interest expense increased 34% from the third quarter of 1999 when compared to the third quarter of 2000, primarily due to the $354.8 million increase in average interest-bearing liabilities. This increase resulted primarily from the deposits and borrowings obtained through the Company's acquisitions. Also contributing to the increase in interest expense was the 28 basis point increase paid on deposits and borrowings resulting from the overall general increase in market interest rates. An increase of 41% in the money market deposit account product, which typically carries a market-based cost of funds that is slightly higher than other interest-bearing deposits offered by the Company, also negatively impacted interest expense when comparing the third quarters of 1999 and 2000. Partially offsetting these increases was a 36 basis point decrease in the rate paid on savings accounts resulting from the acquisition of $60.1 million of savings accounts obtained in the Cortland acquisition that carry a lower market-based rate than the Company's existing savings accounts offered through First Niagara.


Provision for Credit Losses

Despite the significant increase in the loan portfolio balances, the Company's management team slightly decreased the provision for credit losses from $554,000 in the third quarter of 1999 to $544,000 in the third quarter of 2000 as a result of the high credit quality of the loan portfolio. The Company's acquisitions partially contributed to the increase in non-performing loan to total loans ratio and the decrease in the non-performing loan to allowance for credit losses ratio. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.


Noninterest Income

Noninterest income increased to $8.7 million for the three months ended September 30, 2000 from $7.0 million for the same period in 1999. This 24%, or $1.7 million, increase is reflective of the Company's efforts to become less reliant on net interest income, to offset the inherent risks associated with fluctuating market interest rates and to expand its financial product and service offerings. The acquisition of a commercial leasing company and an investment advisory company provided an additional $683,000 of noninterest income when comparing the two quarters. Increased revenues from the Company's insurance and third-party benefit administration activities, increased fees and service charges collected on checking accounts and electronic banking products, as well as tax exempt earnings on additional bank owned life insurance purchased during the third quarter of 1999 also contributed to the increase in noninterest income.

Noninterest Expense

Noninterest expense totaled $15.6 million for the third quarter of 2000 reflecting a $3.5 million increase over the third quarter of 1999 total of $12.1 million. Approximately $2.3 million of this increase, primarily salaries and benefits, occupancy and equipment costs and goodwill amortization, is directly attributable to the operations of Cortland and the leasing and investment advisory companies acquired during 2000. Additionally, costs associated with the two branch locations and goodwill amortization relating to the Albion acquisition and two de-novo branches opened by First Niagara during the first quarter of 2000 contributed to the increase in noninterest expenses.


Income Tax Expense

Income tax expense totaled $2.9 million and $2.6 million for the three month periods ended September 30, 2000 and 1999, respectively. The Company's effective tax rate increased during the quarter to 36.1% from 35.0% for the same period in 1999 reflecting the impact of goodwill, substantially all of which is not tax deductible.


Results of Operations for the Nine Months Ended September 30, 2000
------------------------------------------------------------------

Net Income

Net income increased to $14.6 million, or $0.59 per share for the nine month period ended September 30, 2000 compared to $14.0 million, or $0.52 per share for the same period in 1999. This increase was driven by growth realized in the loan portfolios, as well as a continued emphasis on the development of additional sources of noninterest income. The return on average assets was 1.06% for the nine months ended September 30, 2000 compared to 1.17% for the same period in 1999. The return on average equity for the first nine months of 2000 was 8.49% compared to 7.54% for the same period in 1999.


Net Interest Income

Net interest income increased 13% to $42.8 million for the nine months ended September 30, 2000 compared to $37.8 million for the same period in 1999 despite a $32.5 million decrease in the average net interest-earning assets between the two periods. The decrease in average net interest-earning assets, which resulted primarily from previously held investments being utilized to fund the Company's acquisitions and stock buy-back program, was offset by a 11 basis point increase in the net interest rate spread from 2.72% for the 1999 period to 2.83% for the 2000 period. This increase is reflective of the general increase in market interest rates and the redeployment of funds invested in securities into the higher yielding loan portfolio.

Interest income, which increased 20% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, reflects a $19.5 million increase in interest income earned on loans resulting from the investment of funds into the higher yielding loan portfolio. Interest expense, which increased $10.8 million, or 26%, for the nine month period ended September 30, 2000 compared to the same period ended September 30, 1999, was also impacted by the increase in market interest rates, the Company's leverage program initially implemented in early 1999, as well as deposit and borrowing liabilities acquired through the Cortland and Albion acquisitions.

The net interest margin was 3.30% for the first nine months of 2000 compared to 3.35% for the same period in 1999. Interest-earning assets increased primarily due to increased loan activity, but was partially offset by decreases in interest-earning assets resulting from the utilization of funds for the Company's stock buyback program, the purchase of the Cortland, Albion and the commercial leasing and investment advisory subsidiaries, as well as investments in bank-owned life insurance, earnings on which are recognized as noninterest income.


Provision for Credit Losses

Despite the growth in the loan portfolio, the provision for credit losses was decreased slightly to $1.5 million for the nine months ended September 30, 2000 compared to $1.9 million for the same period in 1999, reflecting the high credit quality of the portfolio. The provision for credit losses is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given on such interrelated factors as the composition and inherent risk within the loan portfolio, the level of nonperforming loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision.

Noninterest Income

Noninterest income increased 18% to $24.5 million for the nine months ended September 30, 2000 from $20.8 million for the same period in 1999. When comparing the two periods, the acquisition of the commercial leasing company and investment advisory company provided an additional $1.5 million of noninterest income. Increased fees and service charges collected on checking accounts and electronic banking products, as well as tax-exempt earnings on additional third quarter 1999 purchases of bank-owned life insurance also contributed to the increase. These increases were partially offset by a decrease in gains on the sale of securities available for sale and a market related decrease in premiums earned on the Company's covered call option program.


Noninterest Expense

Noninterest expense totaled $43.2 million for the period ended September 30, 2000 reflecting an $8.1 million increase over the September 30, 1999 total of $35.1 million. Approximately, $3.2 million of the increase, primarily salaries and benefits, occupancy and equipment expenses and goodwill amortization, is directly attributable to the operations of Cortland and the commercial leasing and investment advisory companies acquired during 2000. Additional costs have been incurred as a result of the acquisition of the Albion branches, including the related goodwill amortization, the opening of two de-novo branches and the Company's corporate branding campaign and name change initiated during the first quarter of 2000.

Income Taxes

Income tax expense totaled $8.0 million and $7.6 million for the nine month periods ended September 30, 2000 and 1999, respectively, with the effective tax rate remaining consistent at 35% for both periods.


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

Principal repayments on loans and mortgage related and other available for sale securities contributed $132.7 million and $60.2 million, respectively, of liquidity for the nine months ended September 30, 2000 compared to $112.0 million and $152.2 million, respectively, for same period in 1999. The decrease in prepayments reflects the general increase in market interest rates that has resulted in a significant slow down in refinancing activity.

The primary investing activities of the Company are the origination of both residential one- to four-family and commercial real estate loans and the purchase of mortgage related and debt and equity securities. During the first nine months of 2000 and 1999, loan originations totaled $310.9 million and $282.2 million, respectively, reflecting the Company's emphasis on originating these higher yielding assets. The Company also funded four acquisitions during the nine months ended September 30, 2000 requiring approximately $30.0 million of net cash outflow. Purchases of investment securities totaled $22.5 million for the nine months ended September 30, 2000 compared to $233.9 million for the nine months ended September 30, 1999. For the first nine months of 1999, such purchases were funded by FHLB advances and repurchase agreements as part of the Company's leveraging strategy and by the redeployment of funds from federal funds sold. Due to the increase in market borrowing rates during the first half of 2000, the Company discontinued its leveraging program and utilized $30.7 million to repay matured borrowings.

At September 30, 2000, outstanding loan commitments totaled $127.9 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold and securities purchased under resale agreements are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of September 30, 2000, the total of cash, interest-bearing demand accounts, federal funds sold and securities purchased under resale agreements was $27.1 million, or 1.3% of total assets.

On July 7, 2000, the Company funded its $86.3 million acquisition of CNY utilizing existing cash and cash equivalents and short-term borrowings. The short-term borrowings were subsequently repaid from the cash and cash equivalents obtained from CNY. The Company funded the $80.2 million purchase price for its fourth quarter of 2000 acquisition of Iroquois with currently held cash and cash equivalents, sales of available for sale securities and short-term borrowings.

At September 30, 2000, the Company exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.


                                                                         As of September 30, 2000
                                              --------------------------------------------------------------------------------
                                                                               Required             To Be Well Capitalized
                                                                             For Capital            Under Prompt Corrective
                                                      Actual              Adequacy Purposes          Action Provisions
                                              ------------------------  -----------------------  ----------------------------
                                                 Amount     Ratio         Amount      Ratio         Amount        Ratio
                                              ----------- ------------  ----------- -----------  -----------  ---------------
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)....  $   212,105      16.98%        99,903   8.00           124,878       10.00
Tier 1 Capital (to risk-weighted assets)...      196,843      15.76         49,951   4.00            74,927        6.00
Leverage Capital (to average assets).......  $   196,843       9.81%        60,204   3.00           100,340        5.00

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

The accompanying table as of September 30, 2000 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                           Changes in                  Calculated increase (decrease) at September 30, 2000
                                                     ----------------------------------------------------------
                         interest rates                      Net Income                 Net Portfolio Value
                     ------------------------        ----------------------------    --------------------------
                                                      $ Change        % Change        $ Change       % Change
                                                     ------------    ------------    -----------    -----------
                                                                      (Dollars in thousands)
                        +200 basis points         $      (2,717)      (10.8)%          (30,317)         (12.7)
                        +100 basis points                (1,338)       (5.3)           (14,866)          (6.2)
                        -100 basis points                 1,405         5.6             12,906            5.4
                        -200 basis points         $       2,726        10.8%            22,111            9.2


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

Item 5. Other Information
--------------------------------------------------------------------------------

          On November 3, 2000, the Company completed its acquisition of Iroquois Bancorp, Inc., the holding company for Cayuga Bank and The Homestead Savings (FA). The Homestead Savings was merged into Cayuga Bank with its five locations becoming Cayuga Bank branches. Cayuga Bank will retain its name and operate as a subsidiary of First Niagara Financial Group, Inc. The transaction was accounted for using the purchase method. The financial statements and pro forma information required to be filed by this Item will be filed as an amendment when the information becomes available; however, in no event will such information be filed any later than 60 days from the last date on which this Form 10-Q was required to be filed.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

          (a) The following exhibits are filed herewith or are incorporated by reference to other filings:

          Exhibit No.
          ----------
               99.1 Summary of Quarterly Financial Data

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

                                        FIRST NIAGARA FINANCIAL GROUP, INC.

Date:  November 13, 2000          By:  /s/ William E. Swan
                                ------------------------------------------------
                                           William E. Swan
                                           President and Chief Executive Officer

Date:  November 13, 2000          By:  /s/ Paul J. Kolkmeyer
                                ------------------------------------------------
                                           Paul J. Kolkmeyer
                                           Executive Vice President and Chief
                                           Operating Officer

Date:  November 13, 2000          By:  /s/ Daniel A. Dintino, Jr.
                                ------------------------------------------------
                                           Daniel A. Dintino, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX


  Exhibit
   Number
-------------

    27.1      Financial Data Schedule.  Filed herewith.

    99.1      Summary of Quarterly Financial Data.  Filed herewith.