Form 10-K
period 2000-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2001-03-29
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                   -------------------------------------------
                    (Exact Name of Registrant as specified in
                                  its Charter)

             Delaware                                   16-1545669
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization

 6950 South Transit Road, P.O. Box 514,
             Lockport, NY                                14095-0514
----------------------------------------    ------------------------------------
(Address of Principal Executive Officer)                 (Zip Code)

                                 (716) 625-7500
                   -------------------------------------------
                    (Registrant's Telephone Number Including
                                   Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                               -------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                   -------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

As of March 19, 2001, there were issued and outstanding, exclusive of treasury shares, 25,547,100 shares of the Registrant's Common Stock.

The aggregate market value of the 8,848,820 shares of voting stock held by non-affiliates of the Registrant was $102,867,500, as computed by reference to the last sales price on March 19, 2001, as reported by the NASDAQ National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are beneficial owners of more than 10% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy Statement:

              Document                                 Part
-----------------------------------    ----------------------------------------
Proxy Statement for the 2001 Annual    Part III, Item 10
Meeting of Stockholders                "Directors and Executive Officers of the
                                       Registrant"

                                       Part III, Item 11
                                       "Executive Compensation"

                                       Part III, Item 12
                                       "Security Ownership of Certain Beneficial
                                       Owners and Management"

                                       Part III, Item 13
                                       "Certain Relationships and Related
                                       Transactions"

                                TABLE OF CONTENTS

   ITEM                                                                    PAGE
  NUMBER                                                                  NUMBER
  ------                                                                  ------

                                     PART I

    1   Business..........................................................   4

    2   Properties........................................................   25

    3   Legal Proceedings.................................................   25

    4   Submission of Matters to a Vote of Security Holders...............   25

                                     PART II

    5   Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   25

    6   Selected Financial Data...........................................   26

    7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   29

    7A  Quantitative and Qualitative Disclosure about Market Risk.........   40

    8   Financial Statements and Supplementary Data.......................   43

    9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   77

                                    PART III

    10  Directors and Executive Officers of the Registrant................   77

    11  Executive Compensation............................................   77

    12  Security Ownership of Certain Beneficial Owners and Management....   77

    13  Certain Relationships and Related Transactions....................   77

                                     PART IV

    14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   78

    Signatures.............................................................  79

                                     PART I

ITEM 1. BUSINESS

GENERAL

First Niagara Financial Group, Inc. (formerly Niagara Bancorp, Inc.)

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, the "Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." Formerly known as Niagara Bancorp, Inc., FNFG underwent a name change during 2000 following shareholder and regulatory approval as part of an overall branding initiative designed to more accurately reflect its expanded scope and services. FNFG was organized by First Niagara in connection with the conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. FNFG was formed for the purpose of acquiring all of the capital stock of First Niagara upon completion of the reorganization. As part of the reorganization, FNFG sold approximately 43.5% of the shares of its common stock to eligible depositors of First Niagara (the "Offering") and issued approximately 53.3% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, 1.9% of the shares were issued to the Company's employee stock ownership plan and 1.3% of the shares were issued to the First Niagara Bank Foundation (the "Foundation"). At December 31, 2000, approximately 32.3% of the shares of FNFG's common stock are held by the public and approximately 61.9% of its shares are held by the MHC. The remaining 5.8% of FNFG's shares of common stock are held by the Foundation and the Company's employee stock ownership plan.

The business of FNFG consists of the management of its community banks and non-bank entities. The Banks' business is primarily accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family and commercial real estate loans, commercial business loans, consumer loans, and investment securities. Additionally, through its subsidiaries, FNFG has expanded its product offerings to include insurance agency services, third-party employee benefit plan administration, investment brokerage services, investment advisory services and trust services.

This community bank holding company structure allows each of the banks to focus on and more effectively serve the communities in which they operate. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in suburban areas of Western and Central New York.

FNFG neither owns nor leases any property, but uses the premises and equipment of First Niagara. At the present time, FNFG does not employ any persons, but rather, utilizes the support staff of First Niagara from time to time. Additional employees will be hired as appropriate to the extent FNFG expands its business in the future.

During 2000, the Company continued to expand its strategic focus in both product offerings and market area. On January 1, 2000, First Niagara acquired Empire National Leasing, Inc. and its affiliate (collectively "ENL"). ENL is a nationwide provider of equipment lease financing through a network of well-established manufacturers, distributors, vendors and customers in a variety of industries. Subsequent to the acquisition, Empire National Leasing, Inc.'s affiliate changed its name to First Niagara Leasing, Inc. ("FNL"). Additionally, on May 31, 2000, First Niagara acquired Niagara Investment Advisors, Inc. ("NIA"), a provider of investment supervisory services, which has approximately $200 million in assets under management. ENL and NIA operate as wholly-owned subsidiaries of First Niagara. However, their products and services are also available to customers of Cayuga and Cortland.

First Niagara Bank (formerly Lockport Savings Bank)

First Niagara was organized in 1870 as a New York State chartered mutual savings bank. First Niagara operates as a wholly-owned subsidiary of FNFG and is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses located in the Western New York counties of Niagara, Orleans, Erie, Monroe and Genesee. First Niagara has also expanded its market area beyond its traditional Western New York counties through new and acquired branch locations and a loan production office in the Rochester market area. On March 24, 2000, FNFG acquired Albion Banc Corp. ("Albion") and merged the two branches of its subsidiary, Albion Federal Savings and Loan, into First Niagara's branch system.

First Niagara Bank Subsidiaries

First Niagara Financial Services, Inc. (formerly LSB Associates, Inc.) First Niagara Financial Services, Inc., a wholly-owned subsidiary incorporated in 1997, is engaged in the sale of annuities, mutual funds and life insurance. First Niagara Financial Services, Inc. acts as an agent for third-party companies to sell and service their products.

First Niagara Funding, Inc. (formerly LSB Funding, Inc.) First Niagara Funding, Inc., is a wholly-owned real estate investment trust ("REIT"), incorporated in 1997, that primarily owns commercial mortgage loans. This REIT supplements its holdings of commercial real estate loans with fixed rate residential mortgages, home equity loans and commercial business loans.

First Niagara Securities, Inc. (formerly LSB Securities, Inc.) First Niagara Securities, Inc., a wholly-owned subsidiary incorporated in 1984, is a New York State Article 9A company which is primarily involved in the investment in U.S. Treasury obligations.

Warren-Hoffman & Associates, Inc. and Foote-Mandaville Agency, Inc. Warren-Hoffman & Associates, Inc. ("WHA") and Foote-Mandaville Agency, Inc. were acquired on January 1, 1999. Both subsidiaries are full service insurance agencies engaged in the sale of insurance products including personal and business insurance, surety bonds, risk management, life, disability and long-term care coverage. WHA was founded in 1968 and serves commercial firms and personal clients throughout the United States and Canada. During 2000, WHA and Foote-Mandaville Agency, Inc. had premium revenue of approximately $8.5 million and employed 85 personnel. Effective January 1, 2001, Foote-Mandaville Agency, Inc. was merged into WHA. In January 2001, WHA completed its acquisition of Allied Claim Services, Inc. ("Allied"), an independent insurance adjusting firm and third party administrator.

NOVA Healthcare Administrators, Inc. NOVA Healthcare Administrators, Inc. ("NOVA") was acquired on January 1, 1999 and provides third-party administration of employee benefit plans.

Empire National Leasing, Inc. and First Niagara Leasing, Inc. Empire National Leasing, Inc. and First Niagara Leasing, Inc. were acquired on January 1, 2000. Both subsidiaries provide point-of-sale financing in the commercial small ticket lease market to the equipment industry. Effective January 1, 2001 FNL was merged into ENL.

Niagara Investment Advisors, Inc. NIA, is an investment supervisory services firm that was acquired on May 31, 2000. NIA specializes in equity, fixed-income and balanced portfolio accounts for individuals, pension plans, corporations and charitable institutions and serves a client base primarily located in Western New York. However, since the acquisition of Cayuga and Cortland, services are also marketed to consumers in Central New York.

Cortland Savings Bank

In order to implement its community bank holding company strategy and expand its presence in Central New York, on July 7, 2000 FNFG acquired all of the common stock of CNY Financial Corporation, the holding company for Cortland Savings Bank. Cortland, which is a New York State chartered savings bank founded in 1866 and headquartered in Cortland, New York, operates as a wholly-owned subsidiary of FNFG. Cortland provides full service community banking to individuals and businesses through its branch network in Cortland County and loan production offices in Onondaga and Tompkins Counties.

Cortland Savings Bank Subsidiary

Cortland REIT Corp. Cortland REIT Corp., is a wholly-owned real estate investment trust that owns residential mortgage loans. This REIT supplements its holdings of residential real estate loans with commercial mortgage, home equity and commercial real estate loans.

Cayuga Bank

Continuing its community bank holding company strategy and expansion into Central New York, on November 3, 2000 FNFG acquired all of the common stock of Iroquois Bancorp, Inc., the holding company of Cayuga Bank and The Homestead Savings FA ("Homestead"). Upon closing of the transaction, FNFG merged Homestead into Cayuga. As a result, Cayuga is a wholly-owned subsidiary of FNFG that operates as a New York State chartered commercial bank. Cayuga provides community banking services to consumers and businesses primarily located in Cayuga, Oswego and Oneida Counties.

Cayuga Bank Subsidiaries

Cayuga Financial Services and H.S. Service Corp. Cayuga Financial Services and H.S. Service Corp. are engaged in the sale of annuities, mutual funds and insurance. Cayuga Financial Services and H.S. Service Corp., act as agents for third party companies to sell and service their products. Effective January 1, 2001, all activities previously conducted by H.S. Services Corp. have been transferred to Cayuga Financial Services.

Cayuga Funding Corp. Cayuga Funding Corp., is a wholly-owned real estate investment trust that owns residential mortgage loans.

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

MARKET AREA AND COMPETITION

The Company has been, and intends to continue to operate under a community-oriented bank holding company structure to meet the financial services needs of the communities where its full service banking offices are located. The Company's primary lending areas have also historically been concentrated in the same counties as its branch offices.

The Company faces significant competition in both making loans and attracting deposits. The Western and Central New York regions have a high density of financial institutions, most of which are significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as a result of, among other things, Internet banking, the elimination of restrictions on the interstate operations of financial institutions, and legislation that permits affiliations between banks, securities firms and insurance companies.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market areas. The Company generally sells in the secondary market 15-30 year monthly and 20-30 year bi-weekly fixed rate residential mortgage loans, and retains for its portfolio adjustable-rate loans and fixed-rate monthly 10 year residential mortgage loans, together with fixed-rate bi-weekly mortgage loans with maturities of 15 years or less. The Company retains the servicing rights on all mortgage loans it sells and realizes monthly service fee income. The Company also originates for retention in its portfolio, multi-family residential loans, home equity loans, commercial real estate loans, commercial business loans, and consumer loans that it originates, with the exception of education loans which, as they enter their repayment phase, are sold to the Student Loan Marketing Association ("Sallie Mae").

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts, purchase accounting adjustments and allowances for credit losses) as of the dates indicated.

                                                                                       At December 31,
                                   -------------------------------------------------------------------------------------------------
                                            2000                     1999                     1998                     1997
                                   ---------------------    ---------------------    ---------------------    ---------------------
                                      Amount     Percent      Amount      Percent       Amount     Percent      Amount      Percent
                                   -----------   -------    -----------   -------    -----------   -------    -----------   -------
                                                                                   (Dollars in thousands)
Real estate loans:
      One- to four-family ........ $ 1,089,607     59.21%   $   609,742     61.55%   $   456,197     60.97%   $   392,846     61.47%
      Home equity ................     104,254      5.67         22,499      2.27         15,520      2.07         13,587      2.13
      Multi-family ...............     111,668      6.07         74,652      7.54         72,672      9.71         74,049     11.59
      Commercial .................     217,759     11.83        120,758     12.19         98,693     13.19         77,217     12.08
      Construction ...............      35,059      1.91         28,413      2.87         19,476      2.60         10,791      1.69
                                   -----------    ------    -----------    ------    -----------    ------    -----------    ------
         Total real estate loans .   1,558,347     84.69        856,064     86.42        662,558     88.54        568,490     88.96
                                   -----------    ------    -----------    ------    -----------    ------    -----------    ------

Consumer loans:
      Mobile home ................      22,987      1.25         25,957      2.62         24,983      3.34         22,747      3.56
      Recreational vehicle .......      31,246      1.70         23,389      2.36          8,906      1.19          1,553      0.24
      Vehicle ....................      71,044      3.85         24,289      2.45          8,741      1.17          7,306      1.14
      Personal ...................      38,024      2.06         15,771      1.59         15,642      2.09         15,157      2.37
      Home improvement ...........       8,973      0.49          7,983      0.81          8,131      1.09          7,609      1.19
      Guaranteed education .......      14,242      0.77         12,564      1.27         12,314      1.65         10,975      1.72
      Other consumer .............       1,613      0.09            280      0.03            342      0.05            321      0.05
                                   -----------    ------    -----------    ------    -----------    ------    -----------    ------
         Total consumer loans ....     188,129     10.21        110,233     11.13         79,059     10.58         65,668     10.27
                                   -----------    ------    -----------    ------    -----------    ------    -----------    ------
Commercial business loans ........      93,730      5.10         24,301      2.45          6,616      0.88          4,893      0.77
                                   -----------    ------    -----------    ------    -----------    ------    -----------    ------

         Total loans .............   1,840,206    100.00%       990,598    100.00%       748,233    100.00%       639,051    100.00%
                                   -----------    ======    -----------    ======    -----------    ======    -----------    ======

Net deferred costs and
       unearned discounts ........         714                    4,892                    4,516                    3,266
Allowance for credit losses ......     (17,746)                  (9,862)                  (8,010)                  (6,921)
                                   -----------              -----------              -----------              -----------
         Total loans, net ........ $ 1,823,174              $   985,628              $   744,739              $   635,396
                                   ===========              ===========              ===========              ===========


                                         At December 31,
                                       ---------------------
                                               1996
                                       ---------------------
                                         Amount      Percent
                                       -----------   -------
                                       (Dollars in thousands)
Real estate loans:
      One- to four-family ........     $   360,573     59.85%
      Home equity ................          11,337      1.88
      Multi-family ...............          71,397     11.85
      Commercial .................          68,601     11.38
      Construction ...............          12,493      2.07
                                       -----------    ------
         Total real estate loans .         524,401     87.03
                                       -----------    ------

Consumer loans:
      Mobile home ................          21,406      3.55
      Recreational vehicle .......           1,602      0.26
      Vehicle ....................          18,747      3.11
      Personal ...................          13,596      2.26
      Home improvement ...........           6,879      1.14
      Guaranteed education .......          10,702      1.78
      Other consumer .............             335      0.06
                                       -----------    ------
         Total consumer loans ....          73,267     12.16
                                       -----------    ------
Commercial business loans ........           4,895      0.81
                                       -----------    ------

         Total loans .............         602,563    100.00%
                                       -----------    ======

Net deferred costs and
       unearned discounts ........           2,462
Allowance for credit losses ......          (6,539)
                                       -----------
         Total loans, net ........     $   598,486
                                       ===========

One- to Four-Family Real Estate Lending. The Company's primary lending activity has been the origination of mortgage loans to enable borrowers to finance one- to four-family, owner-occupied properties located in its primary market areas. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500,000. Approximately 35%, or $380.0 million, of the Company's residential portfolio consists of bi-weekly mortgages, which feature an accelerated payment structure.

The Company currently offers both fixed, and adjustable rate conventional and government guaranteed Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") secondary market standards. Private mortgage insurance ("PMI") is required for loans with loan-to-value ratios in excess of 80%.

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

The Company currently offers several one- to four-family and adjustable-rate mortgage loan ("ARMs") products secured by residential properties. The one- to four-family ARMs are offered with terms up to 30 years, with rates that adjust every one, three, five, seven or ten years. After origination, the interest rate on one- to four-family ARMs is reset based upon a contractual spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index).

ARMs are generally subject to limitations on interest rate increases of up to 2% per adjustment period and an aggregate adjustment of up to 6% over the life of the loan. The ARMs require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

The retention of ARMs in the Company's portfolio helps to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because, as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARMs, which are converted to 15 to 30 year fixed-rate term loans, to either FNMA or FHLMC.

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office complexes, and commercial and industrial real estate. The commercial real estate loans are predominately secured by nonresidential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships. The Company's current policy with regard to such loans is to emphasize geographic distribution within its market area, diversification of property type and minimization of credit risk.

As part of the Company's ongoing strategic initiatives to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year ARM products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 200 and 300 basis points over the then, current one, three or five year United States Treasury Constant Maturity Index. The maximum term for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

The Company also offers commercial real estate and multi-family construction mortgage loans. Most construction loans are made as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and automatic conversion to a permanent loan upon completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction phase of the loan is made on a short-term basis, usually not exceeding 2 years, with floating interest rate levels generally established at a spread in excess of either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for permanent commercial mortgage loans, as well as a submission to the Company of completed plans, specifications and cost estimates related to the proposed construction. These items are used as an additional basis to determine the appraised value of the subject property. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

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

Home Equity Lending. The Company offers fixed-rate, fixed-term, home equity and second mortgage loans, and variable rate home equity lines of credit ("HELOCs") in its market areas. During the second half of 2000, the Company expanded its product offerings to include a fixed-rate bi-weekly home equity loan due to the popularity of its bi-weekly mortgage product. Both fixed-rate and floating rate home equity products are offered in amounts up to 90% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $150,000. Mortgage insurance is required for HELOCs with loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered for terms up to 30 years. The line may be drawn upon for 10 years, during which principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining 20 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less.

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including home improvement loans, new and used automobile loans, mobile home loans, education loans, boat and recreational vehicle ("RV") loans, and personal secured and unsecured loans.

Mobile home loans have shorter terms to maturity than traditional 30-year residential loans and higher yields than single-family residential mortgage loans. The Company generally offers mobile home loans in New York and New Jersey with fixed-rate, fully amortizing loan terms of 10 to 20 years. The Company has contracted with an independent third-party to generate all mobile home loan applications. However, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator will, at the request of the Company, contact borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services, and as part of the origination and servicing contract, the Company pays the originator a fee at loan funding, of which generally 50% is deposited into a noninterest bearing escrow account, and is under the sole control of the Company to absorb future losses which may be incurred on the loans.

The Company participates in indirect automobile lending programs with Western and Central New York auto dealerships. These loans are underwritten by the Company's consumer lending officers in accordance with Company policy. The Company also purchases "A" quality lease paper through a third-party finance company. While the Company retains the credit risk associated with the auto leases, by contract, residual risk, repossessions and remarketing is the responsibility of the financing company. Auto loans have terms up to 72 months while auto leases have terms up to 40 months. As of December 31, 2000, Cayuga and Cortland accounted for approximately $25.0 million of the $71.0 million vehicle loans outstanding.

The Company originates personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of the loans range from 6 to 80 months and generally do not exceed $25,000. Secured loans are collateralized by savings accounts, certificates of deposits, vehicles or real estate. Unsecured loans are only approved for more creditworthy customers. Unsecured personal loans totaled $13.0 million or 34% of the personal loan category at December 31, 2000. Included in this amount are $3.0 million of unsecured credit card loans acquired from Cayuga and Cortland that management intends to sell during 2001. As of December 31, 2000, Cayuga and Cortland accounted for approximately $23.0 million of the $38.0 million personal loans outstanding.

The Company continues to be an active originator of education loans. Substantially all of the loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student graduates, with 98% of the principal guaranteed by NYSHESC. The Company's general practice is to sell these education loans to Sallie Mae as the loans reach repayment status. The Company generally receives a premium of .25% to .75% on the sale of these loans.

Commercial Business Loans. The Company offers commercial business loans to small to medium size companies in its market area, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans are made for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. The Company has recently increased its strategic focus to allocate a greater portion of available funds to both the commercial middle income and small business lending markets. To facilitate the Company's expansion of these areas, the Company has added commercial business products such as cash management, merchant services and internet banking, together with credit scoring to enhance customer service to the small business client.

The Company also offers installment direct financing leases through its ENL subsidiary. These leases, generally in amounts up to $100,000 with terms no greater than 60 months, are guaranteed by the principals of the lessee and collaterized by the equipment.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower's business, while secured commercial business loans may be secured by collateral that is not readily marketable.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2000, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which the final contractual repayment is due. No adjustments have been made for amortization or prepayment of principal.

                                                                                  One
                                                             Within              Through               After
                                                              One                 Five                 Five
                                                              Year                Years                Years                 Total
                                                           ----------           ----------           ----------           ----------
                                                                                         (In thousands)
Real estate loans:
    One- to  four-family .......................           $  150,424           $   89,328           $  849,855           $1,089,607
    Home equity ................................               47,568               15,070               41,616              104,254
    Multi-family ...............................               31,746               68,042               11,880              111,668
    Commercial .................................               53,875               97,083               66,801              217,759
    Construction ...............................               26,768                4,105                4,186               35,059
                                                           ----------           ----------           ----------           ----------

       Total real estate loans .................              310,381              273,628              974,338            1,558,347
                                                           ----------           ----------           ----------           ----------

Consumer loans .................................               34,685               85,077               68,367              188,129

Commercial business loans ......................               59,989               22,403               11,338               93,730
                                                           ----------           ----------           ----------           ----------

       Total loans .............................           $  405,055           $  381,108           $1,054,043           $1,840,206
                                                           ==========           ==========           ==========           ==========

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2000, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2001. Adjustable and floating-rate loans are included based on the next repricing date.

                                            Due After December 31, 2001
                                      ------------------------------------------
                                         Fixed        Adjustable        Total
                                      ----------      ----------      ----------
                                                    (In thousands)
Real estate loans:
    One- to  four-family .......      $  830,420      $  108,763      $  939,183
    Home equity ................          56,686              --          56,686
    Multi-family ...............          20,734          59,188          79,922
    Commercial .................          55,420         108,464         163,884
    Construction ...............           3,571           4,720           8,291
                                      ----------      ----------      ----------

       Total real estate loans .         966,831         281,135       1,247,966
                                      ----------      ----------      ----------

Consumer loans .................         153,444              --         153,444

Commercial business loans ......          33,729              12          33,741
                                      ----------      ----------      ----------

       Total loans .............      $1,154,004      $  281,147      $1,435,151
                                      ==========      ==========      ==========

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets.

                                                                                       At December 31,
                                                         --------------------------------------------------------------------------
                                                          2000             1999             1998             1997             1996
                                                         ------           ------           ------           ------           ------
                                                                                  (Dollars in thousands)
Non-accruing loans (1):
  Real estate:
     One- to four-family ......................          $3,543           $  974           $1,459           $1,126           $  473
     Home equity ..............................             641              130               13               --               58
     Commercial and multi-family...............             926              640            1,706            1,364            1,822
  Consumer ....................................             515               33               62              235              257
  Commercial business .........................             858              152               56              322            2,108
                                                         ------           ------           ------           ------           ------

       Total ..................................           6,483            1,929            3,296            3,047            4,718
                                                         ------           ------           ------           ------           ------

Non-performing assets:
  Other real estate owned (2):
     One- to four-family ......................             615              238              175               21              155
     Commercial and multi-family ..............             142              835              414              202              162
  Other non-performing assets:
     Investments in affiliates ................              --               --               --               --              157
                                                         ------           ------           ------           ------           ------

       Total ..................................             757            1,073              589              223              474
                                                         ------           ------           ------           ------           ------

Total non-performing assets ...................          $7,240           $3,002           $3,885           $3,270           $5,192
                                                         ======           ======           ======           ======           ======

Total  non-performing  assets as
  a percentage of total assets ................            0.28%            0.18%            0.26%            0.28%            0.48%
                                                         ======           ======           ======           ======           ======

Total non-accruing loans to
  total loans (3) .............................            0.35%            0.19%            0.43%            0.47%            0.78%
                                                         ======           ======           ======           ======           ======

----------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.
(3) Excludes loans that have matured and the Company has not formally extended the maturity date. Regular principal and interest payments continue in accordance with the original terms of the loan. The Company continued to accrue interest on these loans as long as regular payments received were less than 90 days delinquent. These loans totaled $221,000, $377,000, $180,000 and $3.9 million at December 31, 2000, 1999, 1998 and 1996 respectively. There were no such loans at December 31, 1997.

Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. As of December 31, 2000, Cayuga and Cortland accounted for $3.7 million of non-accruing loans, of which $1.9 million related to one- to four-family real estate loans and $641,000 related to home equity loans.

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

When the Company classifies problem assets as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Company classifies problem assets as a loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the years indicated.

                                                                                       Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                             2000            1999            1998            1997             1996
                                                            -------         -------         -------         -------         -------
                                                                                      (Dollars in thousands)
Balance at beginning of year .......................        $ 9,862         $ 8,010         $ 6,921         $ 6,539         $ 4,707

Charge-offs:
  Real estate:
     One- to four- family ..........................            175             101              14              46              28
     Home equity ...................................             28              35              --              --              --
     Multi-family ..................................             53              84             177             173             122
     Commercial ....................................             78              62             581             198              35
  Consumer .........................................            534             447             428             388             251
  Commercial business ..............................            204               6              52             557              --
                                                            -------         -------         -------         -------         -------
       Total .......................................          1,072             735           1,252           1,362             436
                                                            -------         -------         -------         -------         -------
Recoveries:
  Real estate:
     One- to four- family ..........................             22              --              --              --              --
     Home equity ...................................             13              --              --              --              --
     Multi-family ..................................             30              37              --             149              --
     Commercial ....................................              1               4             155              21              25
  Consumer .........................................            224              80              98              81              56
  Commercial business ..............................             47              --               4              --              --
                                                            -------         -------         -------         -------         -------
       Total .......................................            337             121             257             251              81
                                                            -------         -------         -------         -------         -------
Net charge-offs ....................................            735             614             995           1,111             355
Provision for credit losses ........................          2,258           2,466           2,084           1,493           2,187
Allowance obtained through acquisitions ............          6,361              --              --              --              --
                                                            -------         -------         -------         -------         -------
Balance at end of year .............................        $17,746         $ 9,862         $ 8,010         $ 6,921         $ 6,539
                                                            =======         =======         =======         =======         =======
Ratio of net  charge-offs to average
  loans outstanding during the year ................           0.06%           0.07%           0.15%           0.18%           0.06%
                                                            =======         =======         =======         =======         =======
Ratio of allowance for credit losses
  to total loans ...................................           0.96%           0.99%           1.06%           1.08%           1.09%
                                                            =======         =======         =======         =======         =======
Ratio of allowance for credit losses
  to non-accruing loans ............................         273.73%         511.27%         243.02%         227.14%         138.60%
                                                            =======         =======         =======         =======         =======

Allocation of Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated.

                                                                               At December 31,
                                            ----------------------------------------------------------------------------------------
                                                      2000                           1999                           1998
                                            -------------------------       ------------------------       -------------------------
                                                            Percent                         Percent                        Percent
                                                            of Loans                        of Loans                       of Loans
                                            Amount of       in Each         Amount of       in Each        Amount of       in Each
                                            Allowance       Category        Allowance       Category       Allowance       Category
                                            For Credit     To Total         For Credit      To Total       For Credit      To Total
                                             Losses          Loans            Losses         Loans           Losses          Loans
                                            ----------     ----------       ----------     ---------       ----------     ----------
                                                                          (Dollars in thousands)
One- to four-family ...................      $ 3,248             59%        $ 1,522             62%        $ 1,155             61%
Home equity ...........................          885              6             352              2             237              2
Commercial real estate and
  multi-family ........................        4,027             19           1,944             22           1,809             25
Consumer ..............................        3,014             11           1,739             12           1,177             11
Commercial business ...................        4,307              5           1,790              2             599              1
Unallocated ...........................        2,265             --           2,515             --           3,033             --
                                             -------        -------         -------        -------         -------        -------
   Total ..............................      $17,746            100%        $ 9,862            100%        $ 8,010            100%
                                             =======        =======         =======        =======         =======        =======

                                                                                              At December 31,
                                                                       ------------------------------------------------------------
                                                                                 1997                                1996
                                                                       -------------------------          -------------------------
                                                                                        Percent                              Percent
                                                                                        of Loans                            of Loans
                                                                       Amount of        in Each           Amount of          in Each
                                                                       Allowance        Category          Allowance         Category
                                                                       For Credit       To Total          For Credit        To Total
                                                                         Losses           Loans             Losses            Loans
                                                                       ----------       --------          ----------         ------
                                                                                            (Dollars in thousands)
One- to four-family ..........................................           $  955               62%           $  893               61%
Home equity ..................................................              204                2               169                2
Commercial real estate and multi-family ......................            1,578               24             1,571               24
Consumer .....................................................            1,040               11             1,130               12
Commercial business ..........................................              666                1             1,628                1
Unallocated ..................................................            2,478               --             1,148               --
                                                                         ------           ------            ------           ------
   Total .....................................................           $6,921              100%           $6,539              100%
                                                                         ======           ======            ======           ======

The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the losses inherent in the loan portfolio. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to maintain a level which management considers adequate to provide for credit losses inherent in the loan portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

Management's evaluation of the allowance is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonaccruing, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from changes in existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations.

INVESTMENT ACTIVITIES

General. The Company's investment policy, established by the Boards of Directors of the Banks, provides that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-backed securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMOs"). Also permitted are investments in asset-backed securities ("ABSs"), backed by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The current investment strategy utilizes a risk management approach of diversified investing between short-, intermediate- and long-term categories in order to increase overall investment yields in addition to managing interest rate risk. To accomplish these objectives, the Company's focus is on investments in mortgage-backed securities, CMOs and ABSs, while U.S. Government and other non-amortizing securities are utilized for call protection and liquidity purposes. As with U.S. mortgage-backed securities, the Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with expected terms to maturity in excess of 10 years. Additionally, the Company has a limited covered call option program utilizing equity securities intended to generate premium income. The Company had investments in mortgage-backed securities issued by Bank of America Mortgage Securities, Norwest Asset Securities Corporation and PNC Mortgage Securities Corp. that exceeded 10% of stockholders' equity at December 31, 2000. The aggregate fair value of these securities at December 31, 2000 were $36.1 million, $25.1 million and $34.9 million, respectively. No other investment in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity at December 31, 2000.

Securities Portfolio. At December 31, 2000, all of the Company's security investments were classified as available for sale in order to maintain flexibility in satisfying future investment and lending requirements. Presently, the Company does not have a trading or held to maturity portfolio. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated.

                                                                                       At December 31,
                                                         ---------------------------------------------------------------------------
                                                                  2000                      1999                       1998
                                                         ----------------------    -----------------------    ----------------------
                                                         Amortized      Fair       Amortized       Fair       Amortized      Fair
                                                           Cost         Value        Cost          Value        Cost         Value
                                                         ---------    ---------    ---------     ---------    ---------    ---------
                                                                                   (Dollars in thousands)
Investment securities available for sale:

Debt securities:
   U.S. Treasury ....................................    $  37,970    $  38,216    $  47,446     $  47,406    $  66,463    $  67,726
   U.S. government agencies .........................       56,379       56,928       14,976        14,739           --           --
   Corporate ........................................        8,209        8,193        6,985         6,996        6,958        7,108
   States and political subdivisions ................       23,548       23,948        2,449         2,336        1,095        1,191
                                                         ---------    ---------    ---------     ---------    ---------    ---------

      Total debt securities .........................      126,106      127,285       71,856        71,477       74,516       76,025
                                                         ---------    ---------    ---------     ---------    ---------    ---------

Asset-backed securities .............................       41,783       42,007       85,768        84,133       94,015       94,018
                                                         ---------    ---------    ---------     ---------    ---------    ---------

Equity securities ...................................       23,547       25,764       19,028        23,534       13,570       17,733
                                                         ---------    ---------    ---------     ---------    ---------    ---------

  Other securities ..................................        4,453        4,444           --            --           --           --
                                                         ---------    ---------    ---------     ---------    ---------    ---------

Total investment securities .........................    $ 195,889    $ 199,500    $ 176,652     $ 179,144    $ 182,101    $ 187,776
                                                         =========    =========    =========     =========    =========    =========

Average remaining life of investment
   securities (1) ...................................    3.75 years                2.79 years                 1.42 years
                                                         ==========                ==========                 ==========

Mortgage-backed securities:
     Freddie Mac ....................................    $  48,891    $  49,526    $  66,930     $  65,299    $  86,492    $  87,576
     GNMA ...........................................       22,645       23,016       15,246        15,323       21,732       22,472
     FNMA ...........................................       18,668       19,447       13,379        13,074       18,126       18,360
     CMOs ...........................................      215,181      210,345      306,339       290,633      264,524      264,567
                                                         ---------    ---------    ---------     ---------    ---------    ---------

     Total mortgage-backed securities ...............    $ 305,385    $ 302,334    $ 401,894     $ 384,329    $ 390,874    $ 392,975
                                                         =========    =========    =========     =========    =========    =========

Average remaining life of mortgage-
   backed securities ................................    6.41 years                5.19 years                 2.75 years
                                                         ==========                ==========                 ==========

Net unrealized gains (losses) on available
  for sale securities ...............................    $     560                 $ (15,073)                 $   7,776
                                                         ---------                 ---------                  ---------

Total securities available for sale .................    $ 501,834    $ 501,834    $ 563,473     $ 563,473    $ 580,751    $ 580,751
                                                         =========    =========    =========     =========    =========    =========

Average remaining life of
   securities (1) ...................................    5.46 years                4.68 years                 2.33 years
                                                         ==========                ==========                 ==========

----------
(1) Average remaining life does not include common stock or other securities available for sale and is computed utilizing estimated maturities and prepayment assumptions.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and estimated maturities, including prepayment assumptions, of the Company's available for sale securities portfolio as of December 31, 2000. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included based upon the weighted average life date. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value.

                                                                       At December 31, 2000
                                        --------------------------------------------------------------------------
                                                              More Than One    More Than Five
                                        One Year or Less   Year to Five Years Years to Ten Years  After Ten Years
                                        -----------------  -----------------  -----------------  -----------------
                                        Weighted           Weighted           Weighted           Weighted
                                        Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average
                                          Value    Yield    Value     Yield     Value    Yield    Value     Yield
                                        --------  -------  --------  -------  --------  -------  --------  -------
                                                                       (Dollars in thousands)
Mortgage-backed securities:
   FHLMC .............................  $    373   6.15%   $ 26,905   6.52%   $ 16,659   6.54%   $  5,589   6.95%
   GNMA ..............................        99   5.35      12,032   7.08       7,266   7.31       3,619   8.18
   FNMA ..............................       209   8.88       7,018   6.70      11,960   6.14         260   6.21
   CMOs ..............................    15,285   6.40      74,660   6.51      49,573   6.59      70,827   6.50
                                        --------           --------           --------           --------

      Total mortgage-backed securities    15,966   6.42     120,615   6.58      85,458   6.58      80,295   6.61
                                        --------           --------           --------           --------

Debt securities:
   U.S. treasury .....................    28,072   5.95      10,144   6.68          --     --          --     --
   U.S. agency bonds .................    20,613   5.92      36,315   6.00          --     --          --     --
   States and political subdivisions .     7,098   4.85       4,235   5.23      12,459   4.66         156   4.55
   Corporate bonds ...................        --     --       5,391   7.75       2,344   8.11         458   8.25
                                        --------           --------           --------           --------

      Total debt securities ..........    55,783   5.80      56,085   6.23      14,803   5.21         614   7.31
                                        --------           --------           --------           --------

Common stock (1) .....................        --     --          --     --          --     --          --     --

Asset-backed securities ..............     1,708   6.17       6,997   6.51      31,400   6.72       1,902   6.87

Other securities (1) .................        --     --          --     --          --     --          --     --
                                        --------           --------           --------           --------

Total securities available for sale ..  $ 73,457   5.94%   $183,697   6.47%   $131,661   6.46%   $ 82,811   6.62%
                                        ========           ========           ========           ========


                                        At December 31, 2000
                                        -------------------

                                               Total
                                         ------------------
                                         Weighted
                                         Carrying   Average
                                          Value     Yield
                                         --------   -------
                                       (Dollars in thousands)
Mortgage-backed securities:
   FHLMC .............................   $ 49,526   6.57%
   GNMA ..............................     23,016   7.32
   FNMA ..............................     19,447   6.37
   CMOs ..............................    210,345   6.52
                                         --------

      Total mortgage-backed securities    302,334   6.58
                                         --------

Debt securities:
   U.S. treasury .....................     38,216   6.14
   U.S. agency bonds .................     56,928   5.97
   States and political subdivisions .     23,948   4.82
   Corporate bonds ...................      8,193   7.88
                                         --------

      Total debt securities ..........    127,285   5.93
                                         --------

Common stock (1) .....................     25,764   1.80

Asset-backed securities ..............     42,007   6.67

Other securities (1) .................      4,444   6.66
                                         --------

Total securities available for sale ..   $501,834   6.18%
                                         ========

----------
(1) Estimated maturities do not include common stock or other securities available for sale.

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

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for commercial businesses, as well as a low-cost checking account service for low-income customers. Additionally, with the addition of Cayuga Bank, the Company now has the authority to accept municipal deposits. Such deposits amounted to $63.0 million at December 31, 2000.

The Company has entered into interest rate swap agreements with third parties with notional amounts totaling $50 million at December 31, 2000. Under these agreements, the Company pays an annual fixed rate ranging from 5.97% to 7.10% and receives a floating three-month U.S. dollar LIBOR rate. The Company entered into these transactions to match more closely the repricing of its money market demand product, as well as provide greater flexibility in achieving a desired interest rate risk profile.

Average Deposits and Rates. The following tables set forth information regarding the average daily balance and rate of deposits by type for the periods indicated.

                                                           For the Year Ended December 31,
                                          ----------------------------------------------------------------
                                                        2000                            1999
                                          -------------------------------  -------------------------------
                                                      Percent                           Percent
                                                      of Total   Weighted               of Total  Weighted
                                           Average    Average     Average   Average     Average    Average
                                           Balance    Deposits     Rate     Balance     Deposits    Rate
                                          ----------  --------   --------  ----------   --------  --------
                                                             (Dollars in thousands)
Money market accounts .................   $  295,588    21.56%     5.02%   $  221,800    20.44%     4.38%
Savings accounts ......................      338,475    24.69      2.77       302,583    27.88      3.01
NOW accounts ..........................      116,190     8.48      1.02        84,828     7.82      1.40
Noninterest-bearing accounts ..........       46,799     3.41        --        31,921     2.94        --
Mortgagors' payments held in escrow ...       14,959     1.09      1.74        10,834     1.00      1.79
                                          ----------   ------              ----------   ------

   Total ..............................      812,011    59.23      3.16       651,966    60.08      3.10
                                          ----------   ------              ----------   ------

Certificates of deposit:
Less than 6 months ....................      201,279    14.67        --       164,474    15.16        --
Over 6 through 12 months ..............      168,686    12.31        --       107,122     9.87        --
Over 12 through 24 months .............       83,437     6.09        --        76,627     7.06        --
Over 24 months ........................       18,046     1.32        --        15,248     1.41        --
Over $100,000 .........................       87,412     6.38        --        69,697     6.42        --
                                          ----------   ------              ----------   ------

   Total certificates of deposit ......      558,860    40.77      5.47       433,168    39.92      5.12
                                          ----------   ------              ----------   ------

   Total average deposits .............   $1,370,871   100.00%     4.10%   $1,085,134   100.00%     3.91%
                                          ==========   ======              ==========   ======

                                           For the Year Ended December 31,
                                           -------------------------------
                                                        1998
                                           -------------------------------
                                                       Percent
                                                       of Total   Weighted
                                            Average    Average    Average
                                            Balance    Deposits     Rate
                                           ----------  --------   --------
                                               (Dollars in thousands)
Money market accounts .................    $  133,465    13.06%     4.39%
Savings accounts ......................       302,313    29.58      3.17
NOW accounts ..........................        71,861     7.03      1.37
Noninterest-bearing accounts ..........        28,242     2.76        --
Mortgagors' payments held in escrow ...         9,483     0.93      1.74
                                           ----------   ------

   Total ..............................       545,364    53.36      3.04
                                           ----------   ------

Certificates of deposit:
Less than 6 months ....................       178,931    17.51        --
Over 6 through 12 months ..............       128,741    12.60        --
Over 12 through 24 months .............        63,489     6.21        --
Over 24 months ........................        20,829     2.04        --
Over $100,000 .........................        84,651     8.28        --
                                           ----------   ------

   Total certificates of deposit ......       476,641    46.64      5.76
                                           ----------   ------

   Total average deposits .............    $1,022,005   100.00%     4.31%
                                           ==========   ======

Maturity Schedule of Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                                           At December 31, 2000
                                                                --------------------------------------------------------------------
                                                                3 Months      Over 3 to 6   Over 6 to 12     Over 12
                                                                 or Less        Months         Months         Months          Total
                                                                --------       --------       --------       --------       --------
                                                                                            (In thousands)
Certificates of deposit less than $100,000 ..............       $144,417       $124,827       $261,738       $151,152       $682,134
Certificates of deposit of $100,000 or more .............         70,340         24,970         41,802         25,303        162,415
                                                                --------       --------       --------       --------       --------

    Total certificates of deposit .......................       $214,757       $149,797       $303,540       $176,455       $844,549
                                                                ========       ========       ========       ========       ========

Borrowed Funds. Borrowings are utilized to lock-in lower cost funding, better match interest rates and maturities of certain assets and liabilities and leverage capital for the purpose of improving return on equity. Such borrowings consisted of advances and reverse repurchase agreements entered into with the FHLB, with nationally recognized securities brokerage firms and with commercial customers. Additionally, in connection with the funding of the Cayuga acquisition, FNFG borrowed $6.0 million from the MHC and $10.0 million from a commercial bank. The following table sets forth certain information as to the Company's borrowings for the years indicated.

                                                                                               For the Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                     2000                1999                1998
                                                                                   --------            --------            --------
                                                                                               (Dollars in thousands)
Year-end balance:
FHLB advances ..........................................................           $294,876            $224,697            $ 65,539
Securities sold under agreements to repurchase .........................            118,691             110,948              77,058
Loan payable to First Niagara Financial Group, MHC .....................              6,000                  --                  --
Commercial bank loan ...................................................             10,000                  --                  --
                                                                                   --------            --------            --------

     Total borrowings ..................................................           $429,567            $335,645            $142,597
                                                                                   ========            ========            ========

Maximum balance:
FHLB advances ..........................................................           $314,043            $224,697            $ 65,539
Securities sold under agreements to repurchase .........................            137,365             111,948              77,058
Loan payable to First Niagara Financial Group, MHC .....................              6,000                  --                  --
Commercial bank loan ...................................................             10,000                  --                  --

Average balance:
FHLB advances ..........................................................           $224,014            $167,279            $ 21,249
Securities sold under agreements to repurchase .........................            121,339              94,236              48,237
Loan payable to First Niagara Financial Group, MHC .....................                967                  --                  --
Commercial bank loan ...................................................              1,639                  --                  --

Weighted average interest rate:
FHLB advances ..........................................................               6.05%               5.81%               5.99%
Securities sold under agreements to repurchase .........................               5.77%               5.53%               5.51%
Loan payable to First Niagara Financial Group, MHC .....................               9.50%                 --                  --
Commercial bank loan ...................................................               8.12%                 --                  --

SEGMENT INFORMATION

Information about the Company's business segments is included in note 15 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." Based on the "Management Approach" model, the Company has determined that it has two primary business segments, its banking and its insurance activities. For the year ended December 31, 1999, the Company's insurance activities consisted of those conducted through WHA and NOVA, as well as through the Company's relationship with Saving Bank Life Insurance ("SBLI"). Effective January 1, 2000, as a result of the reorganization of SBLI into a mutual insurance company, the Company's insurance activities through SBLI have been limited to the servicing of life insurance policies and the collection of income generated by insurance sales. Beginning January 1, 2001, the Company reduced its relationship with SBLI further to include insurance sales only.

REGULATION

General

FNFG, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB"). First Niagara and Cortland are New York State chartered stock savings banks, while Cayuga operates as a commercial bank, chartered as a New York State trust company. The Banks are subject to extensive regulation by the New York State Banking Department (the "Department"), as their chartering agency, and by the Federal Deposit Insurance Corporation ("FDIC") as their deposit insurer. The Banks are required to file reports with, and are periodically examined by the FDIC and the Superintendent of Banks of the State of New York (the "Superintendent") concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Banks are also members of the FHLB of New York and are subject to certain regulations by the Federal Home Loan Bank System.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.

New York Bank Regulation

The Banks derive their lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department. The exercise by a FDIC-insured bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured bank are substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

Insurance of Accounts and Regulation by the FDIC

The Banks are members of the Bank Insurance Fund ("BIF"), which is administered by the FDIC. While the majority of the Banks deposits are insured by the BIF, the deposits acquired from Albion and Homestead are insured by the Savings Association Insurance Fund ("SAIF"). Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk. The FDIC also has the authority to initiate enforcement actions against banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. The Banks are also subject to certain FRB regulations for the maintenance of reserves in cash or in non-interest bearing accounts, the effect of which is to increase the cost of funds.

During 2000, the Company paid annual insurance premiums of $276,000 compared with $126,000 in 1999. The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to supervisory subgroups within each capital group, based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance for both BIF and SAIF currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on earnings.

Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the BIF. Until December 31, 1999, the rate of assessment for BIF-assessable deposits was one-fifth of the rate imposed on deposits insured by the SAIF. Full pro-rata sharing of the FICO bond payments commenced January 1, 2000. The annual rate of assessments for the payments on the FICO bonds is 0.0122%.

Regulatory Capital Requirements

The FRB and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks under their supervision. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. FNFG and the Banks are required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for credit and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At December 31, 2000, FNFG and the Banks substantially exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for FNFG and the Banks are detailed in note 9 of the Company's Financial Statements, which is submitted herewith as an exhibit in Item 8.

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

Based on the foregoing, FNFG, First Niagara and Cayuga are classified as "well capitalized" institutions at December 31, 2000. Cortland was classified as "adequately capitalized" at December 31, 2000, as its total risk-based capital ratio of 9.91%, was below the 10.0% required to be considered "well capitalized."

Standards for Safety and Soundness

The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted additions to the Guidelines that require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by federal law. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under New York law, the Banks are prohibited from paying a dividend in excess of its income for the year and the two preceding years without the approval of the Superintendent. During 2000, the Superintendent and the Board of Directors of First Niagara approved the payment of $75.0 million in dividends from First Niagara to FNFG in order to fund the Cayuga and Cortland acquisitions.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Banks, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2000, the Banks had $25.8 million of securities pursuant to this exception.

Savings bank life insurance activities are permitted if (1) the FDIC does not decide that such activities pose a significant risk to the applicable deposit insurance fund, (2) the insurance underwriting is conducted through a division that meets the definition of a separate department under FDIC regulations, and
(3) disclosures are made to the purchasers of life insurance policies and other products that they are not insured by the FDIC, among other things.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to or guarantees acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with nonaffiliates.

Holding Company Regulation

Federal Bank Holding Company Regulation. FNFG, as the sole shareholder of the Banks, is a bank holding company that is subject to comprehensive regulation and regular examinations by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

FNFG is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Banks.

Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to engage in transactions involving interstate acquisitions and mergers if the holding company and banking institution are adequately capitalized. However, under the BHCA, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); acquiring all or substantially all of the assets of another bank or bank holding company; or merging or consolidating with another bank holding company.

Under the Federal Change in Bank Control Act, a prior notice must be submitted to the FRB if any person or group acting in concert seeks to acquire 10% or more of FNFG's common stock. Under the BHCA, any company would be required to obtain prior approval from the FRB before obtaining control of FNFG, which is defined to include the acquisition of 25% or more of any class of voting securities of FNFG. In addition, a bank holding company, which does not qualify as a "financial holding company" under the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB Act"), is generally prohibited from engaging in, or acquiring direct or indirect control of, any company engaged in non-banking activities. One of the principal exceptions to the prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be permissible are the making or servicing of loans; performing certain data processing services; providing discount brokerage services; acting as fiduciary, investment or financial advisor; leasing personal or real property; making investments in corporations or projects designed primarily to promote community welfare; and acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incidental to activities which are financial in nature, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Bank holding companies may qualify to become a financial holding company if each of its depository institution subsidiaries is "well-capitalized;" each of its depository institution subsidiaries is "well-managed;" each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act ("CRA") rating at its most recent examination; and the bank holding company has filed a certification with the FRB that it elects to become a financial holding company.

During 2000, the FDIC and the New York State Insurance Department issued final regulations to implement the consumer privacy provisions of the GLB Act. On July 1, 2001, compliance with such regulations becomes mandatory for all financial and insurance institutions. The regulations require such institutions to disclose their policies and practices to protect the privacy of consumers' nonpublic personal financial and health information. Currently, the Company is in the process of implementing a corporate-wide program designed to achieve and maintain compliance with the consumer privacy regulations. This program will be fully implemented by July 1, 2001.

Bank holding companies and their subsidiary banks are also subject to the provisions of the CRA. Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate- income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA that are applicable to New York-chartered banks.

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

RISK FACTORS

In addition to the various risks and uncertainties discussed throughout this Form 10-K, the Company is also subject to the following risk factors.

Potential Effects of Changes in Interest Rates and the Current Interest Rate Environment

The results of operations and financial condition of the Company are significantly affected by changes in interest rates. The Company's results of operations are dependent on net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Because as a general matter the Company's interest-bearing liabilities reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income. See Part II Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular the Company's investment securities. Generally, the value of investment securities fluctuates inversely with changes in interest rates. At December 31, 2000, the securities portfolio totaled $501.8 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders' equity, net of applicable taxes, and amounted to $336,000 at December 31, 2000. Decreases in the fair value of securities available for sale therefore could have an adverse affect on stockholders' equity. See the "Investment Activities" section of Part I Item 1 "Business."

The Company is also subject to reinvestment risk relating to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that reinvestment of such prepayments can not be made at rates that are comparable to the rates on maturing loans or securities.

Minority Public Ownership and Certain Anti-Takeover Provisions

Voting Control of the Mutual Company. Under New York law, FNFG's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan of Reorganization"), and governing corporate instruments, at least 51% of FNFG's voting shares must be owned by the MHC. The MHC will be controlled by its board of trustees, who will consist of persons who are members of the board of directors of FNFG. The MHC will elect all members of the board of directors of FNFG, and as a general matter, will control the outcome of all matters presented to the stockholders of FNFG for resolution by vote, except for matters that require a vote greater than a majority. The MHC, acting through its board of trustees, will be able to control the business and operations of FNFG and its subsidiaries and will be able to prevent any challenge to the ownership or control of FNFG by stockholders other than the MHC. Accordingly, a change in control of FNFG cannot occur unless the MHC first converts to the capital stock form of organization. Although New York law, applicable regulations and the Plan of Reorganization permit the MHC to convert from the mutual to the capital stock form of organization, a conversion of the MHC is not anticipated at the present time. There can be no assurance when, if ever, a conversion of the MHC will occur.

Provisions in the Governing Instruments. In addition, certain provisions of FNFG's certificate of incorporation and bylaws, particularly a provision limiting voting rights, as well as certain federal and state regulations, assist FNFG in maintaining its status as an independent publicly owned corporation. These provisions provide for, among other things, supermajority voting, staggered boards of directors, noncumulative voting for directors, limits on the calling of special meetings of stockholders, and limits on the ability of stockholders to vote common stock in excess of 5% of the issued and outstanding shares (inclusive of shares issued to the MHC).

Dividend Waivers by the MHC

In connection with its approval of the reorganization, the FRB imposed a condition requiring the MHC to obtain prior FRB approval before it may waive any dividends paid by FNFG on its common stock. As of the date hereof, management does not believe the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested its approval. To date the MHC has not requested approval for or waived any dividends. If the MHC converts to capital stock form in the future, assets held by the MHC, including cash held by the MHC, would reduce the percentage of the converted company's shares of common stock issued to stockholders.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

Both FNFG and First Niagara maintain their executive offices at the Administrative Center, located at 6950 South Transit Road, Lockport, New York. The Administrative Center, built in 1997, has 76,000 square feet of space and is owned by First Niagara. In addition to its branch network, First Niagara leases nine offices and owns one building that it utilizes for its non-banking subsidiaries, back office operations, training and storage. The total square footage for these facilities is approximately 104,000 square feet and are located in Erie and Niagara Counties.

In addition to its branch network, Cayuga owns four office buildings in Cayuga and Oneida Counties. The total square footage of these facilities is approximately 66,000 square feet and is utilized for administrative offices, back office operations and training.

In addition to its branch network, Cortland owns three buildings in Cortland County that are utilized for administrative offices, back office operations and storage. The total square footage of these facilities is approximately 30,000 square feet.

The Company, as of December 31, 2000, conducts its business through 36 full-service banking offices, 4 loan production offices and 55 ATM locations. Of the 36 branches, 12 are located in Erie County, 5 each in Niagara, Cayuga and Oneida Counties, 3 in Cortland County, 2 each in Monroe and Orleans Counties and 1 each in Oswego and Genesee Counties. Additionally, 25 of the branches are owned and 11 are leased. The loan production offices are located in Rochester, Ithaca, Liverpool and Old Forge and are leased by the Banks.

At December 31, 2000, the Company's premises and equipment had an aggregate net book value of approximately $40.1 million. See note 5 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment and operating leases. All of these properties are in generally good condition and are appropriate for their intended use.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The common stock of FNFG is traded under the symbol of FNFG on the NASDAQ National Market. At March 19, 2001, FNFG had 25,547,100 shares of common stock outstanding and had approximately 7,100 shareholders of record. During 2000, the high and low closing sales price of the common stock was $11.06 and $8.25, respectively. FNFG paid dividends of $0.28 per common share during the year ended December 31, 2000. During the third quarter of 1999, FNFG revised its dividend payment schedule to better coincide with the FNFG's Board of Director's review of quarterly results. As a result, FNFG declared the 1999 fourth quarter dividend of $0.06 per common share on January 26, 2000, which was payable on February 23, 2000 to shareholders of record on February 9, 2000.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                       As of December 31,
                                                             ----------------------------------------------------------------------
                                                                2000           1999           1998           1997           1996
                                                             ----------     ----------     ----------     ----------     ----------
                                                                           (Dollars and share amounts in thousands)
Selected Financial Condition Data:

Total assets ............................................    $2,624,686     $1,711,712     $1,508,734     $1,179,026     $1,093,358
Securities available for sale:
    Mortgage-backed .....................................       302,334        384,329        392,975        272,955        284,860
    Other ...............................................       199,500        179,144        187,776        176,326        124,875
Securities held to maturity .............................            --             --             --         17,000         38,000
Loans, net ..............................................     1,823,174        985,628        744,739        635,396        598,486
Deposits ................................................     1,906,351      1,113,302      1,060,897        995,621        928,845
Borrowings ..............................................       429,567        335,645        142,597         33,717         32,008
Stockholders' equity (1) ................................    $  244,540     $  232,616     $  263,825     $  130,471     $  115,664
Treasury shares repurchased .............................         1,098          3,111             --             --             --
Common shares outstanding:
      Basic .............................................        24,667         25,658         28,716             --             --
      Diluted ...........................................        24,686         25,658         28,716             --             --
Ratio of stockholders' equity to total assets ...........          9.32%         13.59%         17.49%         11.07%         10.58%

                                                                                     Year ended December 31,
                                                         ---------------------------------------------------------------------------
                                                           2000            1999            1998               1997            1996
                                                         --------        --------        --------           --------        --------
                                                                                      (In thousands)
Selected Operations Data:

Interest income .................................        $137,040        $107,814        $ 92,102           $ 82,363        $ 75,062
Interest expense ................................          76,862          57,060          47,966             44,978          40,655
                                                         --------        --------        --------           --------        --------
    Net interest income .........................          60,178          50,754          44,136             37,385          34,407
Provision for credit losses .....................           2,258           2,466           2,084              1,493           2,187
                                                         --------        --------        --------           --------        --------
Net interest income after provision .............          57,920          48,288          42,052             35,892          32,220
Noninterest income ..............................          34,090          27,688           9,182              6,796           5,752
Noninterest expenses ............................          61,518          47,643          35,946(2)          25,178          20,926
                                                         --------        --------        --------           --------        --------
Income before income taxes ......................          30,492          28,333          15,288             17,510          17,046
Income taxes ....................................          10,973           9,893           4,906              6,259           6,278
                                                         --------        --------        --------           --------        --------

Net income ......................................        $ 19,519        $ 18,440        $ 10,382(2)        $ 11,251        $ 10,768
                                                         ========        ========        ========           ========        ========

                                                                                 As of and for the year ended December 31,
                                                                    ----------------------------------------------------------------
                                                                     2000          1999            1998           1997         1996
                                                                    ------        ------           -----         ------       ------
Stock and Related Per Share Data:

Net income per share:
    Basic ...................................................       $ 0.79        $ 0.69           $   --(2)     $   --       $   --
    Diluted .................................................         0.79          0.69               --(2)         --           --
Cash dividends ..............................................       $ 0.28        $ 0.14(3)        $ 0.06        $   --       $   --
Dividend payout ratio .......................................        35.44%        20.30%(3)        16.60%           --           --
Book value ..................................................       $ 9.91        $ 9.07           $ 9.19        $   --       $   --
Market price (NASDAQ:FNFG):
    High ....................................................        11.06         11.13            17.06            --           --
    Low .....................................................         8.25          9.00             8.38            --           --
    Close ...................................................       $10.81        $10.25           $10.50        $   --       $   --

                                                                                As of and for the year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                   2000          1999          1998             1997          1996
                                                                  ------        ------        ------           ------        ------
                                                                                     (Dollars in thousands)
Selected Financial Ratios and Other Data (4):

Performance Ratios:
Return on average assets ..................................         0.98%         1.13%         0.77%(2)         0.98%         1.03%
Return on average equity ..................................         8.38          7.52          4.65(2)          9.16          9.84
Net interest rate spread ..................................         2.82          2.72          2.75             2.86          2.87
Net interest margin as a percent of interest-
   earning assets .........................................         3.26          3.33          3.48             3.39          3.41
As a percentage of average assets:
   Noninterest income (5) .................................         1.73          1.67          0.68             0.51          0.50
   Noninterest expense ....................................         3.09          2.93          2.68(2)          2.20          2.01
                                                                  ------        ------        ------           ------        ------
   Net overhead ...........................................         1.36          1.26          2.00(2)          1.69          1.51
Average interest-earning assets
    to average interest-bearing liabilities ...............       110.45        116.10        119.38           113.12        113.30
Efficiency ratio ..........................................        65.02%        61.11%        67.59%(2)        58.19%        52.87%


Asset Quality Data:
Total non-accruing loans ..................................   $    6,483    $    1,929    $    3,296       $    3,047    $    4,718
Other non-performing assets ...............................          757         1,073           589              223           474
Allowance for credit losses ...............................       17,746         9,862         8,010            6,921         6,539
Net loan charge-offs ......................................   $      735    $      614    $      995       $    1,111    $      355
Total non-accruing loans to total loans ...................         0.35%         0.19%         0.43%            0.47%         0.78%
Total non-performing assets as percentage of
    total assets ..........................................         0.28          0.18          0.26             0.28          0.48
Allowance for credit losses to non-
   accruing loans .........................................       273.73        511.27        243.02           227.14        138.60
Allowance for credit losses to total loans ................         0.96          0.99          1.06             1.08          1.09
Net charge-offs to average loans ..........................         0.06%         0.07%         0.15%            0.18%         0.06%


Other Data:
Number of full-service offices ............................           36            18            18               15            13
Full time equivalent employees ............................          930           625           402              357           325

                                                                 2000                                         1999
                                                ----------------------------------------    ----------------------------------------
                                                Fourth      Third     Second      First     Fourth      Third     Second      First
                                                Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                                -------    -------    -------    -------    -------    -------    -------    -------
                                                                       (In thousands except per share amounts)
Selected Quarterly Data:

Interest income ............................    $41,835    $35,410    $30,836    $28,959    $28,401    $27,893    $26,579    $24,941
Interest expense ...........................     24,441     19,936     16,727     15,759     15,458     14,873     13,852     12,877
                                                -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income ...................     17,394     15,474     14,109     13,200     12,943     13,020     12,727     12,064
Provision for credit losses ................        743        544        554        417        544        554        547        821
                                                -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income after
         provision .........................     16,651     14,930     13,555     12,783     12,399     12,466     12,180     11,243
Noninterest income .........................      9,578      8,703      8,333      7,476      6,890      7,028      6,850      6,920
Noninterest expense ........................     17,210     14,757     13,764     12,735     12,149     11,756     11,323     10,921
Goodwill amortization ......................      1,126        864        609        452        374        372        374        374
                                                -------    -------    -------    -------    -------    -------    -------    -------
     Net income before income
         taxes .............................      7,893      8,012      7,515      7,072      6,766      7,366      7,333      6,868
Income taxes ...............................      3,009      2,895      2,653      2,416      2,317      2,580      2,633      2,363
                                                -------    -------    -------    -------    -------    -------    -------    -------

     Net income ............................    $ 4,884    $ 5,117    $ 4,862    $ 4,656    $ 4,449    $ 4,786    $ 4,700    $ 4,505
                                                =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
     Basic .................................    $  0.20    $  0.21    $  0.20    $  0.18    $  0.17    $  0.18    $  0.17    $  0.16
     Diluted ...............................       0.20       0.21       0.20       0.18       0.17       0.18       0.17       0.16

Market price (NASDAQ:FNFG):
     High ..................................    $ 11.06    $  9.75    $ 10.16    $ 10.38    $ 11.00    $ 10.94    $ 10.94    $ 11.13
     Low ...................................       8.75       8.50       9.00       8.25      10.13       9.69       9.00       9.25
     Close .................................      10.81       9.25       9.38       9.75      10.25      10.44      10.63      10.00

Cash Dividends .............................    $  0.08    $  0.07    $  0.07    $  0.06    $  0.06(3) $    --(3) $  0.04    $  0.04

----------
(1) Amounts prior to 1998 represent retained earnings and unrealized gains/losses on securities available for sale only.
(2) During the second quarter of 1998, FNFG contributed $4.0 million, net of applicable income taxes to the First Niagara Foundation. Noninterest expense includes $6.8 million for the one-time contribution of cash and common stock. The following presentation excludes the effect of the contribution, and the earnings per share calculation includes proforma earnings of $0.10 per share for the period January 1, 1998 through April 17, 1998. (Dollars in thousands except per share amounts):

                                                         As of December 31, 1998
                                                         -----------------------

Net income ...............................................     $   14,366
Net income per share:
     Basic ...............................................     $     0.50
     Diluted .............................................     $     0.50
Return on average assets .................................           1.07%
Return on average equity .................................           6.43%
As a percentage of average assets:
     Noninterest expense .................................           2.18%
     Net overhead ........................................           1.50%
Efficiency ratio .........................................          54.90%

(3) The dividend declaration date for the third and fourth quarters of 1999 was scheduled during the fourth quarter of 1999 and first quarter of 2000, respectively, which coincided with FNFG's Board of Director's review of quarterly and/or yearly results. For 1999, three quarterly dividends were declared.
(4)   Averages presented are daily averages.
(5)   Excluding net gain/loss on sale of securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The following discussion should be read in conjunction with the consolidated financial statements and related notes. The Company's results of operations are dependent primarily on net interest income. Results of operations are also affected by the provision for credit losses, investment activities, loan and lease originations, sales and servicing activities, service charges and fees collected on deposit accounts, insurance services and fees and investment and fiduciary services income. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, technology and communications expenses, marketing expenses, and goodwill amortization. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

ANALYSIS OF FINANCIAL CONDITION

Overview

The following tables set forth certain information relating to the Company's consolidated statements of condition and income and illustrates the effects of the Cayuga, Cortland, Albion, ENL and NIA acquisitions (collectively, "the acquisitions") that occurred in 2000. The assets/liabilities acquired are as of the respective acquisitions effective date, while the income from acquired companies represents income contributed since the effective date of the respective acquisition (In thousands).

                                                            December 31,     Assets/Liabilities                         December 31,
                                                                1999             Acquired          2000 Activity           2000
                                                            -----------         -----------         -----------         -----------
Assets
Cash and cash equivalents ..........................        $    41,949         $    94,408         $   (73,542)        $    62,815
Securities available for sale ......................            563,473             128,440            (190,079)            501,834
Loans (1)
   One- to four-family residential .................            618,696             456,178              19,335           1,094,209
   Home equity .....................................             22,499              70,443              11,312             104,254
   Commercial and multi-family
        real estate ................................            215,717              71,463              68,873             356,053
   Consumer ........................................            115,256              46,789              32,726             194,771
   Commercial business loans .......................             23,322              48,050              20,261              91,633
                                                            -----------         -----------         -----------         -----------

          Total loans ..............................            995,490             692,923             152,507           1,840,920
Allowance for credit losses ........................             (9,862)             (6,361)             (1,523)            (17,746)
                                                            -----------         -----------         -----------         -----------

          Total loans, net .........................            985,628             686,562             150,984           1,823,174

Premises and equipment, net ........................             25,886              13,805                 403              40,094
Goodwill ...........................................             13,450              74,556              (3,051)             84,955
Other assets .......................................             81,326              43,653             (13,165)            111,814
                                                            -----------         -----------         -----------         -----------

         Total assets ..............................        $ 1,711,712         $ 1,041,424         $  (128,450)        $ 2,624,686
                                                            ===========         ===========         ===========         ===========

Liabilities
Deposits:
   Savings .........................................        $   295,511         $   166,176         $   (44,044)        $   417,643
   Certificates of deposits ........................            427,180             387,005              30,364             844,549
   Money market accounts ...........................            254,050              57,275              54,511             365,836
   Demand deposits .................................            136,561             122,212              19,550             278,323
                                                            -----------         -----------         -----------         -----------

         Total deposits ............................          1,113,302             732,668              60,381           1,906,351

Borrowings .........................................            335,645             103,211              (9,289)            429,567
Other liabilities ..................................             30,149              18,351              (4,272)             44,228
                                                            -----------         -----------         -----------         -----------

          Total liabilities ........................        $ 1,479,096         $   854,230         $    46,820         $ 2,380,146
                                                            ===========         ===========         ===========         ===========

----------
(1)   Loans are shown net of deferred costs and unearned discounts.

                                                                                                      Consolidated     Consolidated
                                                                                                         Income           Income
                                                                 First Niagara                            for              for
                                                                   and FNFG         Income from        Year Ended       Year Ended
                                                                   Excluding          Acquired         December 31,     December 31,
                                                                  Acquisitions      Companies (1)         2000              1999
                                                                  ------------      -------------     -------------    -------------
Interest income
   Loans ...................................................        $ 88,567          $ 13,258          $101,825          $ 67,398
   Investment securities ...................................          30,816             2,033            32,849            37,976
   Other ...................................................           2,066               300             2,366             2,440
                                                                    --------          --------          --------          --------

       Total interest income ...............................         121,449            15,591           137,040           107,814

Interest expense
   Deposits ................................................          49,290             6,982            56,272            42,393
   Borrowings ..............................................          19,396             1,194            20,590            14,667
                                                                    --------          --------          --------          --------

        Total interest expense .............................          68,686             8,176            76,862            57,060

          Net interest income ..............................          52,763             7,415            60,178            50,754
Provision for credit losses ................................           2,037               221             2,258             2,466
                                                                    --------          --------          --------          --------

          Net interest income after
             provision for credit losses ...................          50,726             7,194            57,920            48,288
                                                                    --------          --------          --------          --------

Noninterest income
   Banking service charges and fees ........................           6,585               672             7,257             4,816
   Lending and leasing income ..............................           1,660             1,445             3,105             1,684
   Insurance services and fees .............................          16,673                12            16,685            15,723
   Bank-owned life insurance ...............................           2,024                46             2,070             1,581
   Annuity and mutual fund
         commissions .......................................           1,326                22             1,348             1,382
   Investment and security gains ...........................           1,673               156             1,829             1,901
   Investment and fiduciary services
         income ............................................              --               965               965                --
   Other ...................................................             756                75               831               601
                                                                    --------          --------          --------          --------

        Total noninterest income ...........................          30,697             3,393            34,090            27,688

Noninterest expense
   Salaries and employee benefits ..........................          30,368             3,856            34,224            27,708
   Occupancy and equipment .................................           5,154               581             5,735             4,506
   Technology and communications ...........................           4,999               734             5,733             4,481
   Goodwill amortization ...................................           1,870             1,181             3,051             1,494
   Other ...................................................          11,514             1,261            12,775             9,454
                                                                    --------          --------          --------          --------

        Total noninterest expense ..........................          53,905             7,613            61,518            47,643

          Income before income taxes .......................          27,518             2,974            30,492            28,333

Income tax expense .........................................           9,551             1,422            10,973             9,893
                                                                    --------          --------          --------          --------

          Net income .......................................        $ 17,967          $  1,552          $ 19,519          $ 18,440
                                                                    ========          ========          ========          ========

----------
(1) Includes income from Cayuga since November 3, 2000, Cortland since July 7, 2000, NIA since May 31, 2000 and ENL since January 1, 2000. FNFG merged Albion's two branch locations into First Niagara's branch network upon acquisition. Therefore, separate income and expense amounts are not available for Albion and are included in the "First Niagara and FNFG Excluding Acquisitions" totals. The effects of not including Albion in the above disclosures is not deemed material.

Total assets increased $913.0 million, or 53%, from $1.7 billion at December 31, 1999 to $2.6 billion at December 31, 2000. Asset growth was realized primarily due to the acquisitions during the year, which contributed over $1.0 billion of assets comprised mostly of loans, which totaled $693.0 million. Additionally, the Company's continued emphasis on loan originations caused loans to increase $152.5 million excluding loans acquired. This loan growth was partially offset by a net decrease in securities available for sale of $61.6 million, which served as the main funding source for the acquisitions. Total liabilities increased $901.1 million, or 61%, from $1.5 billion at December 31, 1999 to $2.4 billion at December 31, 2000. Approximately $870.2 million of this increase was attributable to the acquisitions and includes $16.0 million of additional borrowings utilized to fund the Cayuga acquisition in the fourth quarter. Total assets increased 13% from $1.5 billion at December 31, 1998 to $1.7 billion at December 31, 1999, primarily due to loan growth of $242.4 million.

Lending Activities

Total loans increased $845.4 million, or 85%, to $1.8 billion at December 31, 2000 from $995.5 million at December 31, 1999. This increase is mainly attributable to the acquisitions, which added approximately $693.0 million of loans to the portfolio, and increased the Company's loan origination capacity. This increase occurred across all loan categories, but was primarily in one- to four-family residential real estate loans, which increased $475.5 million, despite the sale of $15.1 million of residential real estate loans in the fourth quarter, to help fund the Cayuga acquisition. Similarly, home equity and commercial business loans increased $81.8 million and $68.3 million, respectively, or 363% and 293%. This significant growth occurred not only as a result of the acquisitions, but also due to the Company's emphasis on originating higher yielding loans to diversify the loan portfolio and improve net interest margins. This emphasis also resulted in the Company's commercial and multi-family real estate and consumer loan portfolios increasing $140.3 million and $79.5 million, respectively. The increase in consumer loans was mainly due to automobile loans, which increased $46.8 million as a result of the expansion of the Company's indirect lending programs and the acquisitions.

The Company's focus on lending activities was also evident in 1999 as loans increased 32% from $752.7 million at December 31, 1998 to $995.5 million at December 31, 1999, primarily in the one- to four-family residential and commercial real estate portfolios, which increased $153.5 million and $22.1 million, respectively. This increase was reflective of the Company's continued emphasis on the expansion of its real estate lending activities, indirect lending products, primarily recreational vehicle and automobile loans, as well as the establishment of a Small Business Lending Unit to focus on commercial business loans.

Non-accruing loans increased to $6.5 million at December 31, 2000 from $1.9 million and $3.3 million at December 31, 1999 and 1998, respectively. Approximately, $3.7 million of this $4.6 million increase is attributable to the Cayuga and Cortland acquisitions, and not a deterioration in the credit quality of the Company's loan portfolio. The Company's ratio of non-accruing loans to total loans increased to 0.35% at December 31, 2000, from 0.19% at December 31, 1999, but was still below the 0.43% at December 31, 1998. The Company's allowance for credit losses decreased slightly as a percentage of total loans to 0.96% at December 31, 2000, compared to 0.99% and 1.06% at December 31, 1999 and 1998, respectively. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination. Management believes that the allowance for credit losses is adequate to absorb credit losses from existing loans.

Investing Activities

The Company's securities available for sale portfolio decreased $61.6 million, or 11%, from $563.5 million at December 31, 1999 to $501.8 million at December 31, 2000. During 2000 the Company acquired investment securities totaling $128.4 million from its bank acquisitions, which primarily consisted of mortgage-backed, U.S. government agency and municipal securities of $52.9 million, $32.2 million, and $21.1 million, respectively. However, this increase was more than offset by the sale and maturity of mortgage-backed, asset-backed and U.S. Treasury securities, used to fund the acquisitions and expanding loan portfolio, and resulted in a decrease in investment securities of $190.1 million. This decrease is consistent with management's strategy of investing the proceeds from the 1998 initial public offering in higher earning assets, such as loans, and companies that provide noninterest income. As a result, securities available for sale only comprised 19% of total assets at December 31, 2000 compared to 33% at December 31, 1999, while loans comprised 70% and 58% of total assets, respectively.

Securities available for sale decreased slightly from $580.8 million at December 31, 1998 to $563.5 million at December 31, 1999. This decrease was primarily a result of the WHA acquisition and loan growth, partially offset by the Company's leveraging strategy of utilizing FHLB advances to purchase higher yielding CMOs with comparable maturities. During 2000, the Company discontinued the leveraging strategy due to the increase in market borrowing rates during the first half of 2000.

Other Activities

In addition to the loans and investments obtained through acquisitions during the year, the Company also acquired $7.9 million of FHLB stock, $5.4 million of bank-owned life insurance and $5.0 million of accrued interest receivable. These were the primary contributors to the increase in other assets of $30.5 million from $81.3 million at December 31, 1999 to $111.8 million at December 31, 2000. Additionally, the Company acquired $13.8 million of premises and equipment and recorded $74.6 million of goodwill as a result of the acquisitions. During 1999, the Company purchased $10.0 million of bank-owned life insurance and $10.0 million of FHLB stock.

Funding Activities

The Company's borrowed funds increased $93.9 million, or 28%, from $335.6 million at December 31, 1999 to $429.6 million at December 31, 2000. This increase was almost exclusively attributable to the acquisition of the three banks during 2000, which added $103.2 million of FHLB advances and reverse repurchase agreements to the balance sheet. Additionally, in order to help fund the Cayuga acquisition, FNFG borrowed $16.0 million from the MHC and a commercial bank under short-term variable rate loan agreements. These increases were offset by the repayment of borrowings during the year, which were not replaced as the cash on hand, increase in deposits and sale and maturity of investment securities were more than adequate to meet the operational funding needs of the Company. Total borrowings increased $193.0 million during 1999, as a result of a continuation of the Company's borrowing/reinvestment program begun in 1998.

Total deposits at December 31, 2000 were $1.9 billion, an increase of $793.0 million, or 71%, when compared to the $1.1 billion of deposits at December 31, 1999. This increase is primarily the result of eighteen branch locations obtained by the Company through the three bank acquisitions and opening of two de-novo branch locations by First Niagara during 2000. The bank acquisitions contributed $732.7 million of funding through deposits, which were primarily comprised of certificates of deposits, savings accounts and demand deposits of $387.0 million, $166.2 million and $122.2 million, respectively. Additionally, the Company's money market accounts and certificates of deposits increased $54.5 million and $30.4 million, excluding acquired balances, respectively. This was a result of the Company competitively pricing its money market accounts in order to compete with larger banks and mutual fund companies, and the higher interest rate environment during the first half of 2000 which caused money to flow from short-term lower rate savings accounts to longer-term higher rate certificates of deposits. Total deposits grew $52.4 million during 1999, primarily in the money market demand accounts.

Equity Activities

The increase in stockholders' equity of $11.9 million, or 5%, to $244.5 million at December 31, 2000 from $232.6 million at December 31, 1999 was primarily attributable to net income of $19.5 million. Additionally, the Company's accumulated other comprehensive income increased $9.2 million as a result of the increase in the unrealized gain/loss on securities available for sale, due to the declining interest rate environment during the second half of 2000, which caused the Company's fixed rate debt, mortgage-backed and asset-backed securities to appreciate in value. These increases were partially offset by FNFG's repurchase of common stock and payment of dividends, which caused stockholders' equity to decrease $10.9 million and $7.0 million, respectively. A total of 1,098,300 shares were repurchased during 2000 at an average price of $9.90 per share as part of the capital management buy-back program started in 1999. As a result of the acquisition activity during 2000, repurchases of common stock have slowed considerably, as capital has been utilized to expand the Company's strategic and competitive positions in the retail banking market. Stockholders' equity decreased $31.2 million from $263.8 million at December 31, 1998 to $232.6 million at December 31, 1999, as a result of the capital management buy-back program.

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

                                                                    Year ended December 31,
                                           ----------------------------------------------------------------------------
                                                         2000                                   1999
                                           -----------------------------------    -----------------------------------
                                             Average        Interest                Average        Interest
                                           Outstanding       Earned/     Yield/   Outstanding       Earned/     Yield/
                                             Balance          Paid        Rate      Balance          Paid        Rate
                                           -----------     -----------    ----    -----------     -----------    ----
                                                                    (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and securities
  purchased under resale agreements ....   $    12,312     $       771    6.26%   $    21,804     $     1,104    5.06%
  Investment securities (1) ............       159,268           8,859    5.56        191,222          10,972    5.74
  Mortgage-backed securities (1) .......       362,086          23,990    6.63        422,952          27,004    6.38
  Loans (2) ............................     1,288,931         101,825    7.90        867,630          67,398    7.77
  Other interest-earning assets (3) ....        24,185           1,595    6.59         22,750           1,336    5.87
                                           -----------     -----------    ----    -----------     -----------    ----

        Total interest-earning assets ..     1,846,782     $   137,040    7.42%     1,526,358     $   107,814    7.06%
                                           -----------     -----------    ----    -----------     -----------    ----

Allowance for credit losses ............       (12,766)                                (9,160)
Other noninterest-earning assets (4)(5)        158,016                                109,851
                                           -----------                            -----------

        Total assets ...................   $ 1,992,032                            $ 1,627,049
                                           ===========                            ===========

Interest-bearing liabilities:
  Savings accounts .....................   $   338,475     $     9,380    2.77%   $   302,583     $     9,098    3.01%
  Interest-bearing checking ............       411,778          16,038    3.89        306,628          10,908    3.56
  Certificates of deposit ..............       558,860          30,593    5.47        433,168          22,193    5.12
  Mortgagors' payments held in escrow ..        14,959             261    1.74         10,834             194    1.79
  Borrowed funds .......................       347,959          20,590    5.92        261,515          14,667    5.61
                                           -----------     -----------    ----    -----------     -----------    ----

      Total interest-bearing liabilities     1,672,031     $    76,862    4.60%     1,314,728     $    57,060    4.34%
                                           -----------     -----------    ----    -----------     -----------    ----

Noninterest-bearing demand deposits ....        46,799                                 31,921
Other noninterest-bearing liabilities ..        40,253                                 35,301
                                           -----------                            -----------

      Total liabilities ................     1,759,083                              1,381,950

Stockholders' equity (4) ...............       232,949                                245,099
                                           -----------                            -----------
      Total liabilities and
        stockholders' equity ...........   $ 1,992,032                            $ 1,627,049
                                           ===========                            ===========

Net interest income ....................                   $    60,178                            $    50,754
                                                           ===========                            ===========

Net interest rate spread ...............                                  2.82%                                  2.72%
                                                                          ====                                   ====
Net earning assets .....................   $   174,751                            $   211,630
                                           ===========                            ===========

Net interest income as a percentage of
  average interest-earning assets ......                          3.26%                                  3.33%
                                                           ===========                            ===========

Ratio of average interest-earning assets
  to average interest-bearing liabilities       110.45%                                116.10%
                                           ===========                            ===========

                                                   Year ended December 31,
                                           -----------------------------------
                                                          1998
                                           -----------------------------------
                                            Average         Interest
                                           Outstanding       Earned/     Yield/
                                             Balance          Paid        Rate
                                           -----------     -----------    ----
                                                 (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and securities
  purchased under resale agreements ....   $    59,646     $     3,344    5.61%
  Investment securities (1) ............       196,571          11,586    5.89
  Mortgage-backed securities (1) .......       319,143          21,107    6.61
  Loans (2) ............................       681,164          55,326    8.12
  Other interest-earning assets (3) ....        12,760             739    5.79
                                           -----------     -----------    ----

        Total interest-earning assets ..     1,269,284     $    92,102    7.26%
                                           -----------     -----------    ----

Allowance for credit losses ............        (7,444)
Other noninterest-earning assets (4)(5)         78,713
                                           -----------

        Total assets ...................   $ 1,340,553
                                           ===========

Interest-bearing liabilities:
  Savings accounts .....................   $   302,313     $     9,575    3.17%
  Interest-bearing checking ............       205,326           6,847    3.33
  Certificates of deposit ..............       476,641          27,447    5.76
  Mortgagors' payments held in escrow ..         9,483             165    1.74
  Borrowed funds .......................        69,485           3,932    5.66
                                           -----------     -----------    ----

      Total interest-bearing liabilities     1,063,248     $    47,966    4.51%
                                           -----------     -----------    ----

Noninterest-bearing demand deposits ....        28,242
Other noninterest-bearing liabilities ..        25,778
                                           -----------

      Total liabilities ................     1,117,268

Stockholders' equity (4) ...............       223,285
                                           -----------
      Total liabilities and
        stockholders' equity ...........   $ 1,340,553
                                           ===========

Net interest income ....................                   $    44,136
                                                           ===========

Net interest rate spread ...............                                  2.75%
                                                                          ====
                                           $   206,036
Net earning assets .....................   ===========


Net interest income as a percentage of                            3.48%
  average interest-earning assets ......                   ===========


Ratio of average interest-earning assets        119.38%
  to average interest-bearing liabilities  ===========

----------
(1)   Amounts shown are amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loan purchase accounting adjustments, loans in process and non-accruing loans.
(3)   Includes FHLB stock and interest-bearing demand accounts.
(4)   Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

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

                                                                            Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                            2000 vs. 1999                             1999 vs. 1998
                                                --------------------------------------    --------------------------------------
                                                 Increase/(Decrease)                       Increase/(Decrease)
                                                         Due to                Total               Due to                Total
                                                -----------------------       Increase    -----------------------       Increase
                                                 Volume          Rate        (Decrease)    Volume          Rate        (Decrease
                                                --------       --------       --------    --------       --------       --------
                                                                               (In thousands)
Interest-earning assets:
  Federal funds sold and securities
    purchased under resale agreements ....      $   (554)      $    221       $   (333)      $ (1,946)      $   (294)      $ (2,240)
  Investment securities ..................        (1,786)          (327)        (2,113)          (311)          (303)          (614)
  Mortgage-backed securities ..............       (4,002)           988         (3,014)         6,651           (754)         5,897
  Loans ..................................        33,264          1,163         34,427         14,576         (2,504)        12,072
  Other interest-earning assets ..........            87            172            259            587             10            597
                                                --------       --------       --------       --------       --------       --------

        Total interest-earning assets ....        27,009          2,217         29,226         19,557         (3,845)        15,712
                                                ========       ========       ========       ========       ========       ========

Interest-bearing liabilities:
  Savings accounts .......................         1,027           (745)           282              9           (487)          (478)
  Interest-bearing checking ..............         4,019          1,111          5,130          3,578            484          4,062
  Certificates of deposit ................         6,796          1,604          8,400         (2,378)        (2,876)        (5,254)
  Mortgagors' payments held in escrow ....            72             (5)            67             24              5             29
  Borrowed funds .........................         5,077            846          5,923         10,770            (35)        10,735
                                                --------       --------       --------       --------       --------       --------

        Total interest-bearing liabilities      $ 16,991       $  2,811       $ 19,802       $ 12,003       $ (2,909)      $  9,094
                                                ========       ========       ========       ========       ========       ========

          Net interest income ............                                    $  9,424                                     $  6,618
                                                                              ========                                     ========

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
1999

Net Income

Net income increased $1.1 million to $19.5 million, or $0.79 per share for the year ended December 31, 2000 compared, to $18.4 million, or $0.69 per share for the same period in 1999. Net income represented a return on average assets in 2000 of 0.98% compared to 1.13% in 1999. The return on average equity in 2000 was 8.38% compared to 7.52% in 1999. The increase in the return on average equity in 2000 was enhanced by the impact of treasury stock repurchases.

Net Interest Income

Net interest income rose $9.4 million, or 19%, to $60.2 million for the year ended December 31, 2000 from $50.8 million for the year ended December 31, 1999. Additionally, the net interest margin was 3.26% for 2000 compared to 3.33% for 1999. The narrowing of the margin resulted primarily from a $36.9 million, or 17%, decline in average net earning assets to $174.8 million in 2000 compared to $211.6 million in 1999, as funds previously available for investment in interest-earning assets were utilized to fund the Company's acquisition activity. This decrease was partially offset by a 10 basis point increase in the net interest rate spread, which can be attributed to the general increase in market interest rates, as well as the redeployment of funds from lower yielding investment securities into the higher yielding loan portfolio.

Interest income rose $29.2 million, or 27%, from $107.8 million in 1999 to $137.0 million in 2000. This was mainly a result of the growth in average interest-earning assets, which increased $320.4 million, or 21%, to $1.8 billion in 2000, as well as an increase in the interest rate earned on those assets of 36 basis points for the same period. Interest income on loans increased $34.4 million or 51% to $101.8 million for 2000 from $67.4 million for 1999. This increase resulted from a 49% increase in average loans outstanding during 2000 compared to 1999, as well as a 13 basis point increase in the average yield on loans over the same period. This increase was partially offset by a decrease in interest earned on investment and mortgage-backed securities of $5.1 million to $32.8 million for the year ended December 31, 2000 compared to $38.0 million for the same period in 1999, partially offset by a 12 basis point increase in the average yield earned on these investments. The increase in average yields earned on loans and investments can be attributed to the higher interest rate environment in 2000 compared to 1999 and the change in the Company's asset and loan portfolio composition to higher yielding commercial and consumer loans.

Interest expense increased $19.8 million, or 35%, to $76.9 million for 2000 from $57.1 million for 1999. This increase is primarily attributable to interest expense on deposits, which increased $13.9 million for the same period. This was a result of a 22 basis point increase in the average rate paid on deposits, in addition to a $270.9 million increase in the average balances. Interest expense on borrowed funds increased to $20.6 million for the year ended December 31, 2000, compared to $14.7 million for the same period in 1999. This increase was a result of an increase in the average balance of borrowed funds of $86.4 million, in addition to an increase in the average rate paid on borrowed funds of 31 basis points when comparing the year ending December 31, 2000 to the year ending December 31, 1999. The increase in the average rate paid on deposits and investments can be attributed to the higher interest rate environment in 2000 compared to 1999 and the change in liability and deposit mix to certificates of deposits and the Company's competitively priced money market accounts which generally bear higher rates of interest.

Provision for Credit Losses

Even with the significant increase in loans during 2000 and the shift in portfolio mix to higher risk categories such as commercial real estate, commercial loans and indirect consumer loans, the Company did not experience a significant increase in net charge-offs. Net charge-offs for 2000 increased to $735,000 compared to $614,000 in 1999 and $995,000 in 1998. However, as a
percentage of average loans outstanding, net charge-offs decreased to 0.06% for 2000, from 0.07% in 1999 and 0.15% in 1998. Given this, and the fact that the quality of the loan portfolio remains high, the Company reduced the provision for credit losses to $2.3 million for the year ending December 31, 2000, from $2.5 million and $2.1 million in 1999 and 1998, respectively. The provision is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

Noninterest income increased $6.4 million, or 23%, to $34.1 million in 2000 from $27.7 million in 1999, as a result of the Company's efforts to become less reliant on net interest income. Revenue associated with acquisitions, excluding Albion, resulted in $3.4 million of additional noninterest income for the year, of which $2.0 million related to the investment advisory and commercial leasing subsidiaries acquired in 2000. Other factors that contributed to the increase included third-party benefit administration fees, bank-owned life insurance income, debit card, credit card and deposit account fees and income from investments in limited partnerships. Noninterest income continues to be a stable source of earnings for the Company, and represented 36% of total revenue during 2000.

Noninterest Expenses

Noninterest expenses totaled $61.5 million for the year ended December 31, 2000 reflecting a $13.9 million, or 29%, increase over the year ended December 31, 1999 total of $47.6 million. Approximately $7.6 million, or 55%, of the increase in noninterest expense was attributable to the acquired companies, excluding Albion, and was primarily in salaries and employee benefits. As a result, salaries and employee benefits were $34.2 million in 2000, an increase of $6.5 million, or 24%, from $27.7 million in 1999. During 2000, the Company's noninterest expense also continued to be impacted by the increased amortization of goodwill associated with its acquisitions, which increased $1.6 million when compared to the same period in 1999. Other increases related to the Company's ongoing upgrade of technology and communications systems, expenses incurred for operating two new branch locations opened in early 2000, and increased costs due to integration efforts of the acquired companies. Management anticipates the integration of the acquisitions will be completed during 2001.

Income Taxes

The effective tax rate increased to 36.0% in 2000 from 34.9% in 1999, primarily due to the nondeductible goodwill related to the acquisitions.

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

Net Interest Income

Net interest income increased 15% to $50.8 million in 1999 from $44.1 million in 1998. This was mainly the result of the growth in average interest-earning assets, which increased $257.1 million, or 20% to $1.5 billion in 1999 from $1.3 billion in 1998. Interest income on loans increased 22% to $67.4 million for the 1999 period from $55.3 million for the same period in 1998. The increase resulted from a 27% increase in average loans outstanding during 1999 compared to the same period in 1998, the benefits of which more than offset a 35 basis point decrease in the average yield on loans over the same periods. Interest income on investment and mortgage-backed securities in the available for sale portfolio increased $5.3 million to $38.0 million for the year ended December 31, 1999 compared to $32.7 million for the same period in 1998, resulting from a $98.5 million increase in the average balance of these securities, partially offset by a 16 basis point decrease in the average yield earned on these investments.

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

The net interest margin was 3.33% for the year ended December 31, 1999 compared to 3.48% for the same period in 1998. The narrowing of the margin resulted primarily from a 3 basis point decrease in the average interest rate spread to 2.72% in 1999 from 2.75% in 1998. The decrease in the average interest rate spread reflects the general decline in market yields early in 1999 on average interest-earning assets and the additional funding costs of borrowed funds, as well as interest-bearing checking accounts, primarily money market demand accounts, which carry a market-based cost of funds that is slightly higher than the other interest-bearing liabilities of the Company. The decline in the average interest rate spread was partially offset by a 3% increase in average net interest-earning assets when comparing the two periods.

Provision for Credit Losses

The provision for credit losses increased to $2.5 million in 1999 compared to $2.1 million in 1998. Net charge-offs for 1999 totaled $614,000 compared to $1.0 million in 1998, with net charge-offs as a percentage of average loans outstanding decreasing to 0.07% in 1999 from 0.15% in 1998.

Noninterest Income

Noninterest income increased 201% to $27.7 million in 1999 from $9.2 million in 1998. Several factors, primarily the acquisition of the insurance subsidiaries, which contributed $14.5 million of noninterest income during 1999, and the implementation of various treasury initiatives, furthered the Company's efforts to be less reliant on net interest income. Additionally, premium income generated by a newly implemented equity covered call option program, tax-exempt earnings on bank-owned life insurance, as well as increased commissions received from the sale of third-party annuity and mutual fund products had a positive impact on the year to date noninterest income. The Company's focus on generating core checking accounts, fees associated with a revised relationship checking account product, and continued growth in debit card usage also contributed to the increase in fee income.

Noninterest Expenses

Noninterest expenses totaled $47.6 million for the year ended December 31, 1999 reflecting an $11.7 million increase over the year ended December 31, 1998 total of $35.9 million. Included in the 1998 total was a one-time expense of $6.8 million related to funding the Foundation. Approximately $13.6 million of the noninterest expense for the year ended December 31, 1999 was attributable to the operation and acquisition of the insurance subsidiaries, primarily in salaries and benefits, occupancy and equipment costs, as well as goodwill amortization of $1.5 million. Salaries and employee benefits were $27.7 million in 1999, an increase of $11.8 million or 74% from $15.9 million in 1998. In addition to the insurance subsidiary costs, salaries and employee benefits increased due to newly implemented sales and incentive programs, new stock option award plans and increased staffing related to the expansion of the residential and commercial loan origination sales forces. Other increases relate to the Company's ongoing upgrade of technology and communications systems, particularly the implementation of a home banking product in 1999, expenses incurred for the opening of two new branch locations scheduled for opening in early 2000, and professional and legal costs related to the analysis of potential acquisitions.

Income Taxes

The effective tax rate increased to 34.9% in 1999 from 32.1% in 1998, primarily due to the nondeductible goodwill related to the insurance subsidiary acquisition.

LIQUIDITY AND CAPITAL RESOURCES

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, additional funding is provided from the principal and interest payments on loans, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial and multi-family real estate loans, consumer loans, as well as the purchase of mortgage-backed, debt and equity securities. During 2000, loan originations totaled $419.5 million compared to $372.1 million and $310.3 million for 1999 and 1998, respectively, while purchases of investment securities totaled $37.1 million, $301.1 million and $300.4 million for the same periods. The reduction in investment security purchases was due to the Company funding five acquisitions during 2000 that required $90.9 million of net cash outflow compared to only $11.3 million in 1999 and none in 1998. The increased amount of security purchases in 1999 and 1998 were a result of the Company's leveraging program in 1999 and investment of funds received from the 1998 initial public offering.

The sales, maturity and principal payments on investment securities, as well as deposit growth and existing liquid assets were used to fund the above investing activities. During 2000 cash flow provided by the sale and maturity of securities available for sale amounted to $241.2 million compared to $282.0 million and $203.2 million in 1999 and 1998. Deposit growth, primarily the Company's competitively priced money market and certificates of deposit accounts, provided $60.4 million, $52.4 million and $65.3 million of funding for the years ending December 31, 2000, 1999 and 1998, respectively. Additionally, with the addition of Cayuga, the Company now has the ability to accept municipal deposits, which totaled $63.0 million at December 31, 2000. In addition to the sales of investment securities and deposit growth, FNFG borrowed $16.0 million of funds from the MHC and a commercial bank in the fourth quarter to help fund the Cayuga acquisition. However, borrowings, excluding amounts acquired, decreased only slightly from 1999 as the increase in deposits and sale and maturity of investment securities were more than adequate to meet the funding needs of the Company.

At December 31, 2000, outstanding loan commitments totaled $155.7 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and federal funds sold are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of December 31, 2000, the total of cash, interest-bearing demand accounts and federal funds sold was $62.8 million, or 2.4% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2000 was $4.9 million, up from $4.4 million for the same period in 1999. Earnings per share increased 18% to $0.20 per share for the fourth quarter of 2000 compared to $0.17 per share for the corresponding quarter in 1999.

For the quarter ended December 31, 2000, total loans increased $462.3 million to $1.8 billion as compared to $1.4 billion for the quarter ended September 30, 2000. During the quarter, the Company obtained approximately $453.8 million of loans as a result of the Cayuga acquisition. The remainder of the increase is attributable to the continued focus on loan origination efforts, partially offset by $15.1 million in loan sales during the fourth quarter in order to fund the Cayuga purchase. Correspondingly, interest income on loans increased to $33.6 million for the fourth quarter of 2000 from $18.7 million for the same period in 1999. The Company's net interest rate spread, the difference in the interest earned on interest-earning assets and interest paid on interest-bearing liabilities, also improved due to the increase in the loan portfolio, as well as a change in asset mix from lower yielding investments to higher yielding loans. For the three-month period ended December 31, 2000, the spread improved 12 basis points to 2.87% as compared to 2.75% for the fourth quarter of 1999.

In the fourth quarter of 2000, the Company had $9.6 million in noninterest income, an increase of 39% over the $6.9 million for the same period in 1999. Revenue associated with bank acquisitions resulted in $932,000 of additional noninterest income for the quarter. Further, income related to the Company's investment advisory services, commercial leasing activities and third-party benefit administration fees contributed $912,000 of income. Other factors included debit and credit card fees, service charges on deposit accounts and income from investments in limited partnerships

Noninterest expenses for the quarter ended December 31, 2000 increased to $18.3 million from $12.5 million for the corresponding period in 1999. Expenses increased approximately $3.8 million as a result of additional operating costs, primarily salaries and employee benefits, as well as occupancy and technology costs related to the Cortland and Cayuga operations. Similarly, the investment advisory and commercial leasing subsidiaries contributed $634,000 to the increase. The Company's noninterest expenses also continue to be impacted by the increased amortization of goodwill associated with its recent acquisitions which totaled $1.1 million for the fourth quarter of 2000 compared to $374,000 for the same period in 1999.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No.
133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognizes all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal years beginning after June 15, 2000. As of January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138, which did not significantly impact the Company's financial condition or results of operations. However, the Company anticipates that adoption of SFAS No. 133 and SFAS No. 138 could increase the volatility of reported earnings and/or stockholders' equity in future periods.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards related to the accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. However, the provisions of SFAS No. 140 concerning the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral were effective for the Company for the year ended December 31, 2000. This statement is to be applied prospectively with certain exceptions. Adoption of the remaining provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial statements as the Company generally does not enter into the types of transactions covered by this pronouncement.

In March 2000, FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation was issued. This interpretation clarifies the application of certain issues of APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44, which was effective July 1, 2000, did not have a material impact on the Company's financial statements.

In February 2001, the FASB issued an Exposure Draft of a proposed Statement, Business Combinations and Intangible Assets - Accounting for Goodwill. If issued, the Statement would require all business combinations to be accounted for using the purchase method of accounting. Acquired intangible assets (other than goodwill) would be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment. The goodwill and intangible asset provisions would be effective for the first fiscal quarter beginning after the Statement's issuance. However, there are no assurances that the FASB will issue a new accounting pronouncement or that if issued, it will contain the guidance discussed above. At December 31, 2000, the Company had $85.0 million of goodwill, and recorded $3.1 million of goodwill amortization expense during 2000.

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

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential monthly and bi-weekly fixed-rate mortgage loans having terms to maturity of not more than twenty years, residential and commercial adjustable-rate mortgage loans, and consumer loans consisting primarily of mobile home loans, home equity loans, education loans, and recreational vehicle loans; (2) selling substantially all newly originated 15-30 year monthly and 20-30 year bi-weekly fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. Shortening the maturities of the Company's interest-earning assets by increasing shorter term investments better matches the maturities of the Company's deposit accounts, in particular its certificates of deposits that mature in one year or less, which, at December 31, 2000 totaled $668.1 million, or 30% of total interest-bearing liabilities. The Company, on a limited basis, also enters into interest rate swap agreements with a third party to match more closely the repricing of its money market demand product. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset/liability management process.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 24.19%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment. Given the Company's existing liquidity position and its ability to sell securities from its available for sale portfolio, management believes that its negative gap position will not have a material adverse effect on its operating results or liquidity position. If interest rates decrease, there may be a positive effect on the Company's interest rate spread and corresponding operating results.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. One- to four-family residential loans were projected to repay at rates between 5% and 10% annually, while mortgage-backed securities were projected to prepay at rates between 15% and 35% annually. Non-core savings and negotiable order of withdrawal ("NOW") accounts were assumed to decay, or run-off, at 11% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                               Amounts Maturing or Repricing as of December 31, 2000
                                                   ------------------------------------------------------------------------
                                                    Less Than        3-6          6 Months
                                                    3 Months        Months        to 1 Year      1-3 Years     3-5 Years
                                                   ----------     ----------     ----------     ----------     ----------
                                                                               (Dollars in thousands)
Interest-earning assets:
    Federal funds sold .........................   $   10,900     $       --     $       --     $       --     $       --
    Mortgage-backed securities (1) .............       12,629         13,477         28,731        127,097         93,060
    Investment securities (1) ..................       46,484         14,803         30,532         60,221         19,992
    Loans (2) ..................................      267,063        104,482        201,744        424,536        304,383
    Other (1)(3) ...............................        4,224             --             --             --             --
                                                   ----------     ----------     ----------     ----------     ----------

              Total interest-earning assets ....      341,300        132,762        261,007        611,854        417,435
                                                   ----------     ----------     ----------     ----------     ----------

Interest-bearing liabilities:
    Savings accounts ...........................       24,432         23,777         47,554         67,918         57,147
    Interest-bearing checking accounts .........      375,681         31,025         62,050         28,445         10,602
    Certificates of deposit ....................      214,757        149,797        303,540        155,871         17,737
    Mortgagors' payments held in escrow ........        3,892          3,892          7,784             --             --
    Other borrowed funds .......................       65,165         19,399         37,239         86,553         82,182
                                                   ----------     ----------     ----------     ----------     ----------

              Total interest-bearing liabilities      683,927        227,890        458,167        338,787        167,668
                                                   ----------     ----------     ----------     ----------     ----------

Interest rate sensitivity gap ..................   ($ 342,627)    ($  95,128)    ($ 197,160)    $  273,067     $  249,767
                                                   ==========     ==========     ==========     ==========     ==========

Cumulative interest rate sensitivity gap .......   ($ 342,627)    ($ 437,755)    ($ 634,915)    ($ 361,848)    ($ 112,081)
                                                   ==========     ==========     ==========     ==========     ==========

Ratio of interest-earning assets to
    interest-bearing liabilities ...............        49.90%         58.26%         56.97%        180.60%        248.97%
Ratio of cumulative gap to total assets ........       (13.05%)       (16.68%)       (24.19%)       (13.79%)        (4.27%)

                                             Amounts Maturing or Repricing as of December 31, 2000
                                             -----------------------------------------------------
                                                                    Over 10
                                                    5-10 Years       Years         Total
                                                    ----------    ----------    ----------
                                                            (Dollars in thousands)
Interest-earning assets:
    Federal funds sold .........................    $       --    $       --    $   10,900
    Mortgage-backed securities (1) .............        30,000           391       305,385
    Investment securities (1) ..................        16,655         7,202       195,889
    Loans (2) ..................................       389,066       142,574     1,833,848
    Other (1)(3) ...............................            --        24,668        28,892
                                                    ----------    ----------    ----------

              Total interest-earning assets ....       435,721       174,835     2,374,914
                                                    ----------    ----------    ----------

Interest-bearing liabilities:
    Savings accounts ...........................       109,511        87,304       417,643
    Interest-bearing checking accounts .........        24,828         6,524       539,155
    Certificates of deposit ....................         2,803            44       844,549
    Mortgagors' payments held in escrow ........            --         3,201        18,769
    Other borrowed funds .......................       119,880        19,149       429,567
                                                    ----------    ----------    ----------

              Total interest-bearing liabilities       257,022       116,222     2,249,683
                                                    ----------    ----------    ----------

Interest rate sensitivity gap ..................    $  178,699    $   58,613    $  125,231
                                                    ==========    ==========    ==========

Cumulative interest rate sensitivity gap .......    $   66,618    $  125,231
                                                    ==========    ==========


Ratio of interest-earning assets to
    interest-bearing liabilities ...............        169.53%       150.43%       105.57%
Ratio of cumulative gap to total assets ........          2.54%         4.77%

----------
(1)   Amounts shown are amortized cost.
(2) Amounts shown include principal balance net of deferred loan fees and expenses, unamortized premiums and discounts, and non-accruing loans.
(3)   Includes demand balances held at correspondent banks and FHLB stock.

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

Net Income and Portfolio Value Analysis. The accompanying table as of December 31, 2000 and 1999 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the Gap Analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                                Calculated increase (decrease) at
                     --------------------------------------------------------
                         December 31, 2000              December 31, 1999
                     -------------------------      -------------------------
   Changes in           Net        Net Portfolio       Net        Net Portfolio
 Interest rates       Income           Value         Income           Value
-----------------    --------       ----------      ---------      ----------
                                           (In thousands)

+200 basis points    $ (2,738)      $  (50,176)     $  (2,105)     $  (25,301)
+100 basis points      (1,353)         (23,595)        (1,038)        (13,193)
-100 basis points       1,289           23,691            986           8,518
-200 basis points    $  2,493       $   39,408      $   1,878      $   14,057

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net income and NPV requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net income and NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net income and NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                          Independent Auditors' Report

The Board of Directors
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ KPMG LLP

January 26, 2001
Buffalo, New York

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Condition

                           December 31, 2000 and 1999
                (In thousands except share and per share amounts)

                                  Assets                               2000             1999
                                                                    -----------      ---------
Cash and cash equivalents:
   Cash and due from banks                                          $    51,915         24,449
   Federal funds sold                                                    10,900         17,500
                                                                    -----------      ---------
         Total cash and cash equivalents                                 62,815         41,949

Securities available for sale                                           501,834        563,473
Loans, net                                                            1,823,174        985,628
Premises and equipment, net                                              40,094         25,886
Goodwill, net                                                            84,955         13,450
Other assets                                                            111,814         81,326
                                                                    -----------      ---------
         Total assets                                               $ 2,624,686      1,711,712
                                                                    ===========      =========

                  Liabilities and Stockholders' Equity

Liabilities:
   Deposits                                                         $ 1,906,351      1,113,302
   Short-term borrowings                                                121,803         90,005
   Long-term borrowings                                                 307,764        245,640
   Other liabilities                                                     44,228         30,149
                                                                    -----------      ---------
         Total liabilities                                            2,380,146      1,479,096
                                                                    -----------      ---------

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized,
      none issued                                                            --             --
   Common stock, $0.01 par value, 45,000,000 shares
      authorized, 29,756,250 shares issued                                  298            298
   Additional paid-in capital                                           135,776        135,964
   Retained earnings                                                    163,836        151,341
   Accumulated other comprehensive income (loss)                            336         (8,893)
   Common stock held by ESOP                                            (12,378)       (13,076)
   Treasury stock, at cost, 4,154,180 and 3,110,850 shares
      in 2000 and 1999, respectively                                    (43,328)       (33,018)
                                                                    -----------      ---------

         Total stockholders' equity                                     244,540        232,616
                                                                    -----------      ---------

         Total liabilities and stockholders' equity                 $ 2,624,686      1,711,712
                                                                    ===========      =========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2000, 1999 and 1998
                    (In thousands except per share amounts)

                                                         2000       1999       1998
                                                       --------   --------   --------
Interest income:
     Real estate loans                                 $ 85,213     57,669     47,860
     Other loans                                         16,612      9,729      7,466
     Investment securities                               32,849     37,976     32,693
     Federal funds sold and securities purchased
        under resale agreements                             771      1,104      3,344
     Other                                                1,595      1,336        739
                                                       --------   --------   --------
                 Total interest income                  137,040    107,814     92,102

Interest expense:
     Deposits                                            56,272     42,393     44,034
     Borrowings                                          20,590     14,667      3,932
                                                       --------   --------   --------
                 Total interest expense                  76,862     57,060     47,966
                                                       --------   --------   --------
                 Net interest income                     60,178     50,754     44,136
Provision for credit losses                               2,258      2,466      2,084
                                                       --------   --------   --------
                 Net interest income after provision
                     for credit losses                   57,920     48,288     42,052
                                                       --------   --------   --------
Noninterest income:
     Banking service charges and fees                     7,257      4,816      3,791
     Lending and leasing income                           3,105      1,684      1,736
     Insurance services and fees                         16,685     15,723      1,120
     Bank-owned life insurance income                     2,070      1,581        769
     Annuity and mutual fund commissions                  1,348      1,382        741
     Investment and security gains                        1,829      1,901        161
     Investment and fiduciary services income               965         --         --
     Other                                                  831        601        864
                                                       --------   --------   --------
                 Total noninterest income                34,090     27,688      9,182
                                                       --------   --------   --------
Noninterest expense:
     Salaries and employee benefits                      34,224     27,708     15,900
     Occupancy and equipment                              5,735      4,506      3,388
     Technology and communications                        5,733      4,481      3,577
     Marketing and advertising                            2,603      1,893      1,543
     Goodwill amortization                                3,051      1,494         --
     Other                                               10,172      7,561     11,538
                                                       --------   --------   --------
                 Total noninterest expense               61,518     47,643     35,946
                                                       --------   --------   --------
                 Income before income taxes              30,492     28,333     15,288
Income tax expense                                       10,973      9,893      4,906
                                                       --------   --------   --------
                 Net income                            $ 19,519     18,440     10,382
                                                       ========   ========   ========
Earnings per common share (see note 12):
     Basic                                             $   0.79       0.69         --
     Diluted                                               0.79       0.69         --

Cash dividends per common share                        $   0.28       0.14         --

Weighted average common shares outstanding:
     Basic                                               24,847     26,744         --
     Diluted                                             24,858     26,744         --

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                               2000      1999       1998
                                                             -------   -------    -------
Net income                                                   $19,519    18,440     10,382
                                                             -------   -------    -------

Other comprehensive income (loss), net of income taxes:
     Net unrealized gains (losses) on securities available
        for sale arising during the year                       9,433   (13,198)     2,138
     Less:  Reclassification adjustment for gains
        included in net income                                   204       282         81
                                                             -------   -------    -------

            Total other comprehensive income (loss)            9,229   (13,480)     2,057
                                                             -------   -------    -------

            Total comprehensive income                       $28,748     4,960     12,439
                                                             =======   =======    =======

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998
               (In thousands except share and per share amounts)

                                                                                     Accumulated     Common
                                                            Additional                  other        stock
                                                  Common     paid-in     Retained   comprehensive   held by   Treasury
                                                  stock      capital     earnings   income (loss)     ESOP     stock      Total
                                                 --------   --------     --------     --------      --------  --------   --------
Balances at December 31, 1997                    $     --         --      127,941        2,530            --        --    130,471

Net income                                             --         --       10,382           --            --        --     10,382
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                        --         --           --        2,057            --        --      2,057
Issuance of common stock (29,351,204 shares)          298    132,092           --           --            --        --    132,390
Charitable contribution of common stock to
    First Niagara Bank Foundation
    (405,046 shares)                                   --      4,051           --           --            --        --      4,051
Common stock acquired by ESOP
    (1,080,124 shares)                                 --         --           --           --       (14,298)       --    (14,298)
ESOP shares released
    (39,406 shares)                                    --        (29)          --           --           522        --        493
Common stock dividends of $.03 per share               --         --       (1,721)          --            --        --     (1,721)
                                                 --------   --------     --------     --------      --------  --------   --------

Balances at December 31, 1998                    $    298    136,114      136,602        4,587       (13,776)       --    263,825

Net income                                             --         --       18,440           --            --        --     18,440
Unrealized loss on securities available for
     sale, net of taxes and reclassification
     adjustment                                        --         --           --      (13,480)           --        --    (13,480)
Purchase of treasury stock
    (3,110,850 shares)                                 --         --           --           --            --   (33,018)   (33,018)
ESOP shares released
    (52,908 shares)                                    --       (150)          --           --           700        --        550
Common stock dividends of $.14 per share               --         --       (3,701)          --            --        --     (3,701)
                                                 --------   --------     --------     --------      --------  --------   --------

Balances at December 31, 1999                    $    298    135,964      151,341       (8,893)      (13,076)  (33,018)   232,616

Net income                                             --         --       19,519           --            --        --     19,519
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                        --         --           --        9,229            --        --      9,229
Purchase of treasury stock
    (1,098,300 shares)                                 --         --           --           --            --   (10,871)   (10,871)
ESOP shares released
    (52,727 shares)                                    --       (204)          --           --           698        --        494
Vested restricted stock plan awards
    (54,970 shares)                                    --         16           --           --            --       561        577
Common stock dividends of $.28 per share               --         --       (7,024)          --            --        --     (7,024)
                                                 --------   --------     --------     --------      --------  --------   --------

Balances at December 31, 2000                    $    298    135,776      163,836          336       (12,378)  (43,328)   244,540
                                                 ========   ========     ========     ========      ========  ========   ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                                      2000         1999         1998
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                                     $  19,519       18,440       10,382
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization (accretion) of fees and discounts, net                           (271)         894          519
          Depreciation of premises and equipment                                       3,665        3,139        2,482
          Provision for credit losses                                                  2,258        2,466        2,084
          Amortization of goodwill                                                     3,051        1,494           --
          Net (increase) decrease in loans held for sale                              (1,751)      (3,154)       4,132
          Net (gain) loss on sale of securities available for sale                       339         (478)        (138)
          ESOP compensation expense                                                      494          550          493
          Charitable contribution to First Niagara Bank Foundation                        --           --        4,051
          Deferred income taxes                                                          420         (191)      (2,380)
          (Increase) decrease in other assets                                          8,589       (1,565)      (1,350)
          Increase (decrease) in other liabilities                                    (4,120)      (4,838)       7,385
                                                                                   ---------    ---------    ---------

                   Net cash provided by operating activities                          32,193       16,757       27,660
                                                                                   ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                             135,556       67,212        5,266
    Proceeds from maturities of securities:
       Available for sale                                                             32,595       35,040       26,212
       Held to maturity                                                                   --           --       17,000
    Principal payments received on securities available for sale                      73,044      179,705      154,692
    Purchases of securities available for sale                                       (37,116)    (301,078)    (300,443)
    Net increase in loans                                                           (152,589)    (239,946)    (114,570)
    Purchase of bank-owned life insurance                                                 --      (10,000)     (25,000)
    Acquisitions, net of cash acquired                                               (90,865)     (11,260)          --
    Other, net                                                                        (5,018)     (14,816)      (7,554)
                                                                                   ---------    ---------    ---------

                   Net cash used by investing activities                             (44,393)    (295,143)    (244,397)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                                                          60,381       52,405       65,276
    Proceeds from (repayments) of short-term borrowings                              (41,850)      84,427      (13,234)
    Proceeds from long-term borrowings                                                42,900      109,060      122,509
    Repayments of long-term borrowings                                               (10,470)        (439)        (395)
    Net proceeds from issuance of common stock                                            --           --      132,390
    Purchase of common stock by ESOP                                                      --           --      (14,298)
    Purchase of treasury stock                                                       (10,871)     (31,820)          --
    Dividends paid on common stock                                                    (7,024)      (4,561)        (861)
                                                                                   ---------    ---------    ---------

                   Net cash provided by financing activities                          33,066      209,072      291,387
                                                                                   ---------    ---------    ---------

                   Net increase (decrease) in cash and cash equivalents               20,866      (69,314)      74,650

Cash and cash equivalents at beginning of year                                        41,949      111,263       36,613
                                                                                   ---------    ---------    ---------

Cash and cash equivalents at end of year                                           $  62,815       41,949      111,263
                                                                                   =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Income taxes                                                                $   9,661       16,013        3,554
       Interest expense                                                               75,886       55,317       49,589
                                                                                   =========    =========    =========

    Treasury stock purchases not settled                                           $      --        1,198           --
                                                                                   =========    =========    =========

    Acquisition of banks and financial services companies:
       Fair value of:
          Assets acquired (noncash)                                                $ 872,460        2,889           --
          Liabilities assumed                                                        854,230        3,655           --
          Purchase price payable                                                       1,120        2,919           --
                                                                                   =========    =========    =========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

1)    Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG"), the holding company of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga"), is a Delaware incorporated bank holding company organized in December 1997. FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." The Company provides financial services to individuals and businesses in Western and Central New York. The Company's business is primarily accepting deposits from customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans, consumer loans, and investment securities. Additionally, the Company offers insurance products and services, as well as fiduciary and investment services.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to generally accepted accounting principles. Certain reclassification adjustments were made to the 1999 and 1998 financial statements to conform them to the 2000 presentation. The following is a description of the more significant accounting policies.

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of FNFG and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due from banks, federal funds generally sold for one day and securities purchased under resale agreements generally sold within 90 days.

      (c)   Investment Securities

            All debt and marketable equity securities are classified as available for sale. The securities are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of accumulated other comprehensive income. Realized gains and losses are included in the consolidated statement of income and are determined using the specific identification method. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis. Premiums and discounts on investment securities are amortized/accreted to interest income utilizing a method that approximates the level-yield method.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      (d)   Loans

            Loans are stated at the principal amount outstanding, adjusted for net unamortized deferred fees and costs, which are accrued to income on the interest method. Accrual of interest income on loans is discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. In those instances where there is doubt as to the collectibility of principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance, generally six months, has been demonstrated.

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized through a valuation allowance by charges to earnings.

      (e)   Real Estate Owned

            Real estate owned consists of property acquired in settlement of loans which are initially valued at the lower of cost or fair value based on appraisals at foreclosure and are periodically adjusted to the lower of adjusted cost or net realizable value throughout the holding period.

      (f)   Allowance for Credit Losses

            The allowance for credit losses is established through charges to earnings. Management's determination of the amount of the allowance is based on many factors, including credit evaluation of the loan portfolio, current and expected economic conditions and past loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

      (h)   Goodwill

            The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. All of the Company's goodwill is being amortized on a straight-line basis over a period of ten to twenty years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment is measured using estimates of future discounted cash flows or earnings potential of the acquired entities.

      (i)   Employee Benefits

            During 2000, the Company maintained a non-contributory, qualified, defined benefit pension plan that covered substantially all employees of First Niagara, excluding subsidiaries acquired in 1999 and 2000, who meet certain age and service requirements. The actuarially determined pension benefits in the form of a life annuity are based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations. Effective January 1, 2001 substantially all full time employees of the Company became eligible to participate in the defined benefit pension plan.

            The Company maintains various defined contribution plans and accrues contributions due under these plans as earned by employees.

            The Company also provides certain post-retirement benefits, principally health care and group life insurance, to employees and their beneficiaries and dependents. Expected cost of providing these post-retirement benefits are accrued during an employee's active years of service.

      (j)   Stock-Based Compensation

            The Company maintains a fixed award stock option plan and a restricted stock plan for certain officers, directors, key employees and other persons providing services to the Company. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed award stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

            Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has only adopted the disclosure requirements of SFAS No. 123.

            Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted under the restricted stock plan.

      (k)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

      (l)   Earnings Per Share

            Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS is only presented in these financial statements for 2000 and 1999 since FNFG completed its initial public offering of stock on April 17, 1998. See note 16 for further details on FNFG's initial public offering.

      (m)   Investment and Fiduciary Services

            Assets held in fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on the fair value of assets administered.

      (n)   New Accounting Standards

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognizes all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal years beginning after June 15, 2000. As of January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138, which did not significantly impact the Company's financial condition or results of operations. However, the Company anticipates that adoption of SFAS No. 133 and SFAS No. 138 could increase the volatility of reported earnings and/or stockholders' equity in future periods.

            In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards related to the accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but carries over most of the provisions of SFAS

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

            No. 125 without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. However, the provisions of SFAS No. 140 concerning the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral were effective for the Company for the year ended December 31, 2000. See note 8 for disclosure of investment securities pledged under reverse repurchase agreements. This statement is to be applied prospectively with certain exceptions. Adoption of the remaining provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial statements as the Company generally does not enter into the types of transactions covered by this pronouncement.

            In March 2000, FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation was issued. This interpretation clarifies the application of certain issues of APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44, which was effective July 1, 2000, did not have a material impact on the Company's financial statements.

      (o)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)   Acquisitions

      On November 3, 2000, FNFG acquired all of the stock of Iroquois Bancorp, Inc. ("Iroquois") and its wholly owned subsidiaries Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. FNFG paid $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.2 million. The transaction was accounted for under the purchase method of accounting and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Approximately, $43.8 million of such goodwill is being amortized on a straight-line basis over twenty years. Upon closing of the transaction, FNFG merged the branches of Homestead Savings into Cayuga's branch network, which is being operated as a wholly owned subsidiary of FNFG.

      On July 7, 2000, FNFG acquired all of the common stock of CNY Financial Corporation ("CNY") and its subsidiary bank, Cortland. FNFG paid $18.75 per share in cash for each of the outstanding shares and options of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition has been accounted for as a purchase transaction and accordingly, approximately $17.0 million of goodwill has been recorded and is being amortized on a straight-line basis over twenty years. Cortland is being operated as a wholly owned subsidiary of FNFG.

      On May 31, 2000, First Niagara completed the acquisition of all of the common stock of Niagara Investment Advisors, Inc. ("NIA"), an investment advisory services firm. The acquisition has been accounted for as a purchase transaction and accordingly, approximately $2.8 million of goodwill has been recorded and is being amortized on a straight-line basis over ten years. The acquired company operates as a wholly owned subsidiary of First Niagara.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      On March 24, 2000, FNFG acquired all of the common stock of Albion Banc Corp, Inc. ("Albion"). FNFG paid $15.75 per share in cash resulting in an aggregate purchase price of approximately $11.9 million and merged Albion's subsidiary bank, Albion Federal Savings and Loan Association, and its two branch locations into First Niagara's branch network. The transaction has been accounted for as a purchase transaction and accordingly, approximately $7.6 million of goodwill has been recorded and is being amortized on a straight-line basis over a period of fifteen years.

      On January 1, 2000, First Niagara acquired all of the common stock of Empire National Leasing, Inc. and its affiliate ("ENL"), nationwide providers of equipment lease financing. The acquisition has been accounted for as a purchase transaction and accordingly, approximately $3.5 million of goodwill has been recorded and is being amortized on a straight-line basis over a period of fifteen years. The acquired companies operate as wholly-owned subsidiaries of First Niagara.

      Presented below is certain unaudited pro forma information as if the Albion, CNY, and Iroquois acquisitions, which occurred in 2000, had all been consummated on January 1, 1999. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired these entities on January 1, 1999. The effect of ENL and NIA, were not deemed material, and therefore, have not been included in this pro forma information.

                                          Pro Forma (Unaudited)
                                         Year ended December 31,
                                         -----------------------
                                           2000           1999
                                         -------        -------
                                           (In thousands except
                                            per share amounts)

            Net interest income          $76,202         77,364
                                         -------        -------

            Noninterest income           $38,104         33,648
                                         -------        -------

            Net income                   $19,490         18,590
                                         =======        =======

            Basic/diluted earnings
              per share                  $   .78            .70
                                         =======        =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(3)   Securities Available for Sale

      The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2000 are summarized as follows (in thousands):

                                                     Amortized   Unrealized    Unrealized       Fair
                                                       cost         gains        losses         value
                                                     --------     --------      --------      --------
      Debt securities:
           U.S. Treasury                             $ 37,970          251            (5)       38,216
           U.S. government agencies                    56,379          585           (36)       56,928
           Corporate                                    8,209           20           (36)        8,193
           States and political subdivisions           23,548          427           (27)       23,948
                                                     --------     --------      --------      --------

                                                      126,106        1,283          (104)      127,285
                                                     --------     --------      --------      --------

      Mortgage-backed securities:
           Collateralized mortgage obligations        215,181          177        (5,013)      210,345
           Freddie Mac                                 48,891          741          (106)       49,526
           Government National Mortgage
              Association                              22,645          385           (14)       23,016
           Federal National Mortgage Association       18,668          781            (2)       19,447
                                                     --------     --------      --------      --------

                                                      305,385        2,084        (5,135)      302,334
                                                     --------     --------      --------      --------

      Asset-backed securities:
           Non-U.S. government agencies                35,684          288           (83)       35,889
           U.S. government agencies                     6,099           19            --         6,118
                                                     --------     --------      --------      --------

                                                       41,783          307           (83)       42,007
                                                     --------     --------      --------      --------

      Equity securities - common stock                 23,547        6,447        (4,230)       25,764
      Other                                             4,453           --            (9)        4,444
                                                     --------     --------      --------      --------
                                                     $501,274       10,121        (9,561)      501,834
                                                     ========     ========      ========      ========

      Scheduled contractual maturities of debt securities, at December 31, 2000 are as follows (in thousands):

                                             Amortized      Fair
                                               cost         value
                                             --------     --------

      Within one year                        $ 48,183       48,265
      After one year through five years        59,073       59,836
      After five years through ten years       11,682       11,944
      After ten years                           7,168        7,240
                                             --------     --------
                                              126,106      127,285

      Mortgage-backed securities              305,385      302,334
      Asset-backed securities                  41,783       42,007
                                             --------     --------
                                             $473,274      471,626
                                             ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      The contractual maturities of mortgage and asset-backed securities available for sale generally exceed ten years. However, the effective lives are expected to be shorter due to anticipated prepayments.

      The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale at December 31, 1999 are summarized as follows (in thousands):

                                                     Amortized   Unrealized    Unrealized       Fair
                                                       cost         gains        losses         value
                                                     --------     --------      --------      --------
      Debt securities:
           U.S. Treasury                             $ 47,446           61          (101)       47,406
           U.S. government agencies                    14,976           --          (237)       14,739
           Corporate                                    6,985           17            (6)        6,996
           States and political subdivisions            2,449           70          (183)        2,336
                                                     --------     --------      --------      --------

                                                       71,856          148          (527)       71,477
                                                     --------     --------      --------      --------

      Mortgage-backed securities:
           Collateralized mortgage obligations        306,339           --       (15,706)      290,633
           Freddie Mac                                 66,930           52        (1,683)       65,299
           Government National Mortgage
              Association                              15,246          204          (127)       15,323
           Federal National Mortgage Association       13,379           --          (305)       13,074
                                                     --------     --------      --------      --------

                                                      401,894          256       (17,821)      384,329
                                                     --------     --------      --------      --------

      Asset-backed securities:
           Non-U.S. government agencies                80,271           --        (1,608)       78,663
           U.S. government agencies                     5,497           --           (27)        5,470
                                                     --------     --------      --------      --------

                                                       85,768           --        (1,635)       84,133
                                                     --------     --------      --------      --------

      Equity securities - common stock                 19,028        6,486        (1,980)       23,534
                                                     --------     --------      --------      --------

                                                     $578,546        6,890       (21,963)      563,473
                                                     ========     ========      ========      ========

      Gross realized gains and losses on sales of securities available for sale are summarized as follows (in thousands):

                                                  2000       1999       1998
                                                -------    -------    -------

            Gross realized gains                $ 1,295      2,157        138
            Gross realized losses                (1,634)    (1,679)        --
                                                -------    -------    -------

                Net realized gains (losses)     $  (339)       478        138
                                                =======    =======    =======

      At December 31, 2000, $209.0 million of securities were pledged to secure borrowings from the Federal Home Loan Bank, repurchase agreements, municipal deposits and interest rate swap agreements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(4)   Loans

      Loans receivable at December 31, 2000 and 1999 consist of the following (in thousands):

                                                      2000           1999
                                                  -----------    -----------
      Real estate:
           Residential conventional               $ 1,089,607        609,742
           Home equity                                104,254         22,499
           Commercial and multi-family                329,427        195,410
           Construction:
                 Commercial                            29,195         22,131
                 Residential                            5,864          6,282
                                                  -----------    -----------

                 Total real estate loans            1,558,347        856,064

      Consumer installment                            188,129        110,233
      Commercial business                              93,730         24,301
                                                  -----------    -----------
                 Total loans                        1,840,206        990,598

      Net deferred costs and unearned discounts           714          4,892
      Allowance for credit losses                     (17,746)        (9,862)
                                                  -----------    -----------

                 Loans, net                       $ 1,823,174        985,628
                                                  ===========    ===========

      Included in commercial business loans are approximately $10.7 million and $5.7 million of direct financing leases at December 31, 2000 and 1999, respectively. Under direct financing leases, the Company leases equipment to small businesses with terms ranging from two to five years. Income on direct financing leases is recognized by a method that produces a constant periodic rate of return on the outstanding investment in the lease. During 2000, approximately $13.4 million of equipment leases were originated by the Company, of which approximately $8.0 million were sold to third party brokers. The remainder of the leases originated were retained by the Company.

      Non-accrual loans amounted to $6,483,000, $1,929,000 and $3,296,000 at
      December 31, 2000, 1999, and 1998, respectively, representing 0.35%, 0.19% and 0.43% of total loans. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $273,000, $161,000 and $286,000 in 2000, 1999 and 1998,
      respectively. Residential real estate owned at December 31, 2000 and 1999 was $757,000 and $1.1 million, respectively.

      Residential mortgage loans held for sale were $4.9 million at December 31, 2000 and $3.2 million at December 31, 1999 and are included in the table above. Mortgages serviced for others by the Company amounted to $190.1 million and $124.6 million at December 31, 2000 and 1999, respectively. Mortgage loans sold amounted to $56.3 million, $28.6 million and $52.2 million for the years ending December 31, 2000, 1999, and 1998, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      At December 31, 2000, the Company had outstanding commitments to originate loans of approximately $155.7 million with $27.0 million at fixed rates and $128.7 million at variable rates. Commitments to sell residential mortgages amounted to $10.3 million and $1.9 million at December 31, 2000 and 1999, respectively.

      Changes in the allowance for credit losses in 2000, 1999 and 1998 were as follows (in thousands):

                                           2000        1999        1998
                                         --------    --------    --------

      Balance, beginning of year         $  9,862       8,010       6,921
      Provision for credit losses           2,258       2,466       2,084
      Allowance obtained through
          acquisitions                      6,361          --          --
      Charge-offs                          (1,072)       (735)     (1,252)
      Recoveries                              337         121         257
                                         --------    --------    --------

      Balance, end of year               $ 17,746       9,862       8,010
                                         ========    ========    ========

      Virtually all of the Company's mortgage and consumer loans are to customers located in Upstate New York. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in this market area.

(5)   Premises and Equipment

      A summary of premises and equipment at December 31, 2000 and 1999 follows (in thousands):

                                                        2000         1999
                                                      -------      -------

      Land                                            $ 3,531        1,049
      Buildings and improvements                       29,421       19,861
      Furniture and equipment                          27,698       21,867
      Property under capital leases                     1,365        1,365
                                                      -------      -------

                                                       62,015       44,142
      Less accumulated depreciation and
           amortization                                21,921       18,256
                                                      -------      -------

      Premises and equipment, net                     $40,094       25,886
                                                      =======      =======

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2000 were $1.5 million in 2001; $1.3 million in 2002 and 2003; $1.2 million in 2004; $1.1 million in
      2005 and $8.2 million in years thereafter through 2021. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company. Rent expense was $1.3 million, $1.1 million, and $597,000 in 2000, 1999, and 1998, respectively, and is included in occupancy and equipment expense.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(6)   Other Assets

      A summary of other assets at December 31, 2000 and 1999 follows (in thousands):

                                                     2000       1999
                                                   --------   --------

            Bank owned life insurance              $ 44,848     37,349
            Federal Home Loan Bank stock             24,668     16,595
            Net deferred tax assets                  11,665     10,589
            Accrued interest receivable              13,445      7,677
            Other receivables and prepaid assets      6,947      2,054
            Other                                    10,241      7,062
                                                   --------   --------

                                                   $111,814     81,326
                                                   ========   ========

(7)   Deposits

      Deposits consist of the following at December 31, 2000 and 1999 (in thousands):

                                                              2000                            1999
                                                 ----------------------------    -----------------------------
                                                                     Weighted                        Weighted
                                                                      Average                         Average
                                                   Balance             Rate        Balance             Rate
                                                 ----------          --------    ----------          ---------
      Savings accounts                           $  417,643            2.63%     $  295,511            3.00%

      Certificates maturing:
           Within one year                          668,094            5.87         329,058            5.02
           After one year, through two years        136,219            6.06          81,727            5.14
           After two years, through
               three years                           19,652            5.63           9,509            5.27
           After three years, through
               four years                            10,304            5.86           1,826            5.20
           After four years, through
               five years                             7,433            6.35           1,753            6.04
           After five years                           2,847            5.33           3,307            5.25
                                                 ----------                      ----------

                                                    844,549            5.90         427,180            5.06
                                                 ----------                      ----------
      Checking accounts:
           Non-interest bearing                      86,235              --          35,149              --
           Interest-bearing:
             NOW accounts                           173,319            0.98          89,658            1.50
             Money market accounts                  365,836            5.07         254,050            4.63
                                                 ----------                      ----------

                                                    625,390                         378,857
                                                 ----------                      ----------
      Mortgagors' payments held in
           escrow                                    18,769            2.00          11,754            2.00
                                                 ----------                      ----------

                                                 $1,906,351            4.27%     $1,113,302            3.94%
                                                 ==========                      ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      Interest rates on certificates of deposit generally range from 4.11% to 7.75% at December 31, 2000. Interest expense on deposits in 2000, 1999 and 1998 is summarized as follows (in thousands):

                                  2000      1999      1998
                                -------   -------   -------

      Certificates of deposit   $30,593    22,193    27,447
      Money market accounts      14,848     9,726     5,863
      Savings accounts            9,380     9,097     9,575
      NOW accounts                1,190     1,183       984
      Mortgagors' payments
           held in escrow           261       194       165
                                -------   -------   -------
                                $56,272    42,393    44,034
                                =======   =======   =======

      Certificates of deposit issued in amounts over $100,000 amounted to $162.4 million, $63.0 million and $80.5 million at December 31, 2000, 1999 and 1998, respectively. Interest expense thereon approximated $4.8 million, $3.3 million and $4.9 million in 2000, 1999 and 1998, respectively.

      The carrying value of investment securities pledged as collateral for municipal deposits at December 31, 2000 was $65.6 million. There were no municipal deposits at December 31, 1999.

      As of December 31, 2000, the Company had outstanding interest rate swap agreements with third parties with notional amounts totaling $50.0 million. Under these agreements, the Company pays an annual fixed rate ranging from 5.97% to 7.10% and receives a floating three-month U.S. dollar LIBOR rate. The Company entered into these transactions to manage the interest rate risk related to the repricing of its money market accounts. During 2000 and 1999, $94,000 and ($21,000) of interest income (expense) relating to these swaps was reflected in money market account interest, respectively. These swaps had an unrealized loss of $309,000 at December 31, 2000.

(8)   Other Borrowed Funds

      Information relating to outstanding borrowings at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                               2000       1999
                                                             --------   --------
            Short-term borrowings:
                Current portion of long-term FHLB advances   $ 95,060     51,005
                Reverse repurchase agreements                  10,743     39,000
                Loan payable to First Niagara
                    Financial Group, MHC                        6,000         --
                Commercial bank loan                           10,000         --
                                                             --------   --------

                                                             $121,803     90,005
                                                             ========   ========
            Long-term borrowings:
                Long-term FHLB advances, excluding current
                    portion                                  $199,816    173,692
                Reverse repurchase agreements                 107,948     71,948
                                                             --------   --------

                                                             $307,764    245,640
                                                             ========   ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      FHLB advances bear fixed interest rates ranging from 4.91% to 7.71% at December 31, 2000. Reverse repurchase agreements bear fixed interest rates ranging from 3.94% to 6.75% at December 31, 2000.

      In order to fund the Cayuga acquisition, FNFG borrowed $6.0 million from First Niagara Financial Group, MHC ("the MHC"), the majority shareholder of FNFG, and $10.0 million from a commercial bank. The MHC loan is payable on November 3, 2001 and bears an interest rate equal to the prime rate. The commercial bank loan ("the loan") is payable in quarterly installments commencing on February 2, 2001 and ending on November 2, 2001. The loan bears an interest rate equal to the LIBOR rate plus 150 basis points that resets every 30, 60 or 90 days based upon FNFG's election. As part of the loan agreement, FNFG pledged 1,000 shares of Cortland's common stock and 10,000,000 shares of Cayuga's common stock. At December 31, 2000, FNFG is in compliance with all covenants of the loan agreement.

      Interest expense on borrowings in 2000, 1999 and 1998 is summarized as follows (in thousands):

                                        2000      1999      1998
                                      -------   -------   -------

      FHLB and FRB advances           $13,099     9,514     1,274
      Reverse repurchase agreements 7,253 5,153 2,658 Loan payable to First Niagara
        Financial Group, MHC               90        --        --
      Commercial bank loan                148        --        --
                                      -------   -------   -------

                                      $20,590    14,667     3,932
                                      =======   =======   =======

      The Company has a line of credit with the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB), that provide a secondary funding source for lending, liquidity, and asset/liability management. At December 31, 2000, the FHLB line of credit totaled $653.0 million, under which $295.0 million was utilized. The FRB line of credit totaled $11.1 million, under which there were no borrowings outstanding as of December 31, 2000. The Company is required to pledge loans or investment securities as collateral for these borrowing facilities. Approximately $324.0 million of residential mortgage and multifamily loans were pledged to secure the amount outstanding under the FHLB line of credit at December 31, 2000.

      The Company pledged to the FHLB and to broker-dealers, available for sale securities with a carrying value of $141.0 million as collateral under reverse repurchase agreements at December 31, 2000. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturities of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      The aggregate maturities of long-term borrowings at December 31, 2000 are as follows (in thousands):

                        2002              $   49,861
                        2003                  36,692
                        2004                  26,305
                        2005                  55,877
                        Thereafter           139,029
                                          ----------

                                          $  307,764
                                          ==========

(9)   Capital

      FNFG and each of its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNFG and each of its banking subsidiaries must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require FNFG and each of its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets (leverage ratio), of 8.0%, 4.0% and 3.0%, respectively. As of December 31, 2000, FNFG and each of its banking subsidiaries meet all minimum capital adequacy requirements to which it is subject.

      The most recent notification from the Federal Deposit Insurance Corporation categorized FNFG and each of its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. In order to be considered well capitalized FNFG and each of its banking subsidiaries must maintain total and Tier 1 capital to risk-weighted assets and leverage ratios of 10.0%, 6.0% and 5.0%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of FNFG, Cayuga or First Niagara. Cortland was classified as "adequately capitalized" at December 31, 2000, as its total risk-based capital ratio of 9.91%, was below the 10.0% required to be considered "well capitalized."

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      The actual capital amounts and ratios for FNFG and its significant banking subsidiaries are presented in the following table (in thousands):

                                 First Niagara
                                    Financial     First
                                   Group, Inc.   Niagara      Cayuga    Cortland
                                   -----------   -------      ------    --------
      As of December 31, 2000
      Total capital
           Amount                   $178,183     117,965      40,419     15,708
           Ratio                      11.13%      10.93%      11.36%      9.91%
           Minimum Required          128,065      86,374      28,463     12,678

      Tier 1 capital
           Amount                    159,439     105,173      36,663     13,722
           Ratio                       9.96%       9.74%      10.31%      8.66%
           Minimum Required           64,032      43,187      14,231      6,339

      Leverage
           Amount                    159,439     105,173      36,663     13,722
           Ratio                       6.78%       6.15%       6.20%      5.84%
           Minimum Required           70,542      51,340      17,746      7,047

      As of December 31, 1999
      Total capital
           Amount                   $239,992     197,263          --         --
           Ratio                      23.56%      19.61%          --         --
           Minimum Required           81,483      80,493          --         --

      Tier 1 capital
           Amount                    228,102     185,297          --         --
           Ratio                      22.40%      18.42%          --         --
           Minimum Required           40,741      40,247          --         --

      Leverage
           Amount                    228,102     185,297          --         --
           Ratio                      13.51%      11.19%          --         --
           Minimum Required           50,634      49,677          --         --

      During 2000 and 1999, FNFG received authorization from its Board of Directors and bank regulatory agencies to repurchase up to 4,848,160 shares of its common stock outstanding. During 2000 and 1999, FNFG purchased 1,098,300 and 3,110,850 shares at an average cost of $9.90 and $10.61 per share, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(10)  Stock Based Compensation

      The Company has a stock option plan pursuant to which options may be granted to officers, directors and key employees. The plan authorizes grants of options to purchase up to 1,390,660 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's market value at the date of grant. All options have a 10-year term and become fully vested and exercisable over 5 years from the grant date.

      At December 31, 2000, there were 1,238,500 shares granted and 152,160 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during 2000 and 1999 were $7.20 and $4.28 on the date of grant, respectively, using the Black Scholes option-pricing model. The following weighted-average assumptions were utilized: 2000 and 1999 expected dividend yield of 3.13% and 1.86%, risk-free interest rate of 6.44% and 5.58%, expected life of 7.5 years for both years, and expected volatility of 14.42% and 35.3%, respectively. The Company also deducted 10% in each year to reflect an estimate of the probability of forfeiture prior to vesting.

      The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at the grant date for the stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the amount of options outstanding (in thousands except per share amounts):

                                                    2000           1999
                                                 ----------     ----------

      Net income   As reported                   $   19,519       18,440
                   Pro forma                         18,906       18,209

      Basic and
      diluted EPS  As reported                   $     0.79         0.69
                   Pro forma                           0.76         0.68

            Stock option activity is as follows:

                                                 Number of   Weighted average
                                                   shares     exercise price
                                                 ----------  ----------------
      Balance at January 1, 1999                         --     $       --

           Granted                                  789,750          10.75
           Exercised                                     --             --
           Forfeited                                  6,500          10.75
           Expired                                       --             --
                                                 ----------     ----------
      Balance at December 31, 1999                  783,250          10.75

           Granted                                  471,500           9.07
           Exercised                                     --             --
           Forfeited                                 16,250          10.08
           Expired                                       --             --
                                                 ----------     ----------
      Balance at December 31, 2000                1,238,500     $    10.12
                                                 ==========     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      At December 31, 2000, options outstanding had exercise prices ranging from $9.03 to $10.75. Of the options outstanding, 223,180 shares were exercisable at a weighted average exercise price of $10.56. There were no options exercisable at December 31, 1999. The weighted average remaining contractual life for options outstanding at December 31, 2000 and 1999 were 8.8 and 9.4 years, respectively.

      During 1999, the Company allocated 556,264 shares for issuance under the Restricted Stock Plan. The plan grants shares of FNFG's stock to executive management and members of the Board of Directors. The restricted stock generally becomes fully vested over 5 years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted.

      Shares granted under the Restricted Stock Plan in 2000 and 1999 totaled 139,250 and 179,500, respectively, and had a weighted average market value on the date of grant of $9.06 and $10.75, respectively. Compensation expense related to this plan amounted to $663,000 and $248,000 in 2000 and 1999, respectively. Shares outstanding as of December 31, 2000 are due to vest as follows: 59,400 shares in 2001 through 2004 and 26,180 shares in 2005.

(11)  Income Taxes

      Total income taxes in 2000, 1999 and 1998 were allocated as follows (in thousands):

                                             2000      1999       1998
                                           -------   -------    -------

            Income from operations         $10,973   $ 9,893      4,906
            Stockholders' equity, for
               change in unrealized
               gain (loss) on securities
               available for sale            6,404    (9,367)     1,429
                                           =======   =======    =======

      The components of income taxes attributable to income from operations in 2000, 1999 and 1998 are as follows (in thousands):

                                     2000        1999        1998
                                   --------    --------    --------
            Current:
                    Federal        $ 10,207       9,430       6,936
                    State               346         654         350
                                   --------    --------    --------

                                     10,553      10,084       7,286
                                   --------    --------    --------
            Deferred:
                    Federal             166        (330)     (2,120)
                    State               254         139        (260)
                                   --------    --------    --------

                                        420        (191)     (2,380)
                                   --------    --------    --------

                                   $ 10,973       9,893       4,906
                                   ========    ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      Income tax expense attributable to income from operations in 2000, 1999 and 1998 differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                 2000        1999        1998
                                                -------    --------    --------

      Expected tax expense                      $10,672       9,917       5,351
      Increase (decrease) attributable to:
          State income taxes, net of
             Federal benefit and deferred
             state tax                              479         564         (34)
          Bank-owned life
             insurance income                      (724)       (553)       (269)
          Goodwill amortization                   1,016         523          --
          Dividends received deduction              (79)        (65)        (59)
          Decrease in valuation allowance for
             deferred tax assets                   (542)       (552)         --
          Other                                     151          59         (83)
                                                -------    --------    --------
                                                $10,973       9,893       4,906
                                                =======    ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                                  2000        1999
                                                                --------    --------
      Deferred tax assets:
          Unrealized loss on securities available for sale      $     --       6,180
          Financial reporting allowance for credit losses          7,081       4,043
          Net purchase discount on acquired companies              2,290          --
          Charitable contributions                                    14         739
          Deferred compensation                                    2,164       1,047
          Post-retirement benefit obligation                       1,454         817
          Losses on investments in affiliates                        521         502
          Branch purchase intangible                                 863          --
          Other                                                      729         416
                                                                --------    --------
                   Total gross deferred tax assets                15,116      13,744
                   Valuation allowance                              (292)       (834)
                                                                --------    --------
                   Net deferred tax assets                        14,824      12,910
                                                                --------    --------
      Deferred tax liabilities:
          Tax allowance for credit losses, in excess
             of base year amount                                  (1,155)     (1,341)
          Unrealized gain on securities available for sale          (224)         --
          Excess of tax depreciation over financial reporting
             depreciation                                           (499)       (331)
          Prepaid pension costs                                     (123)       (164)
          Gains on securities held for sale                         (813)       (349)
          Other                                                     (345)       (136)
                                                                --------    --------
                   Total gross deferred tax liabilities           (3,159)     (2,321)
                                                                --------    --------
                   Net deferred tax asset                       $ 11,665      10,589
                                                                ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2000.

(12)  Earnings Per Share

      The computation of basic and diluted earnings per share for the years ended December 31, 2000 and 1999 are as follows (in thousands except per share amounts):

                                                                  2000        1999
                                                                --------    --------
      Net income available to common shareholders               $ 19,519      18,440

      Weighted average shares outstanding, basic and diluted:
          Total shares issued                                     29,756      29,756
          Unallocated ESOP shares                                   (988)     (1,040)
          ESOP shares committed to be released                        20          20
          Treasury shares                                         (3,965)     (1,992)
          Vested restricted stock awards                              24          --
                                                                --------    --------

      Total basic weighted average shares outstanding             24,847      26,744
                                                                --------    --------

          Incremental shares from assumed conversion
             of stock options                                          9          --
          Incremental shares from assumed conversion
             of restricted stock awards                                2          --
                                                                --------    --------

      Total diluted weighted average shares outstanding           24,858      26,744
                                                                --------    --------

      Basic earnings per share                                  $   0.79        0.69
                                                                ========    ========

      Diluted earnings per share                                $   0.79        0.69
                                                                ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(13)  Benefit Plans

      Pension Plan

      The reconciliation of the change in the projected benefit obligation, the fair value of plan assets and the funded status of the Company's pension plan as of December 31, 2000 and 1999 are as follows (in thousands):

                                                          2000        1999
                                                        --------    --------
      Change in projected benefit obligation:
          Projected benefit obligation at beginning
              of year                                   $  7,967       8,307
          Service cost                                       408         413
          Interest cost                                      621         554
          Actuarial gain                                    (357)     (1,023)
          Benefits paid                                     (300)       (284)
                                                        --------    --------

          Projected benefit obligation at end of year      8,339       7,967
                                                        --------    --------

      Change in fair value of plan assets:
          Fair value of plan assets at beginning
              of year                                     10,284       8,959
          Actual return on plan assets                     1,769       1,609
          Benefits paid                                     (300)       (284)
                                                        --------    --------

          Fair value of plan assets at end of year        11,753      10,284
                                                        --------    --------

      Funded status:
          Plan assets in excess of projected
              benefit obligation at end of year            3,414       2,317
          Unrecognized net gain                           (3,249)     (2,062)
          Prior service cost not yet recognized in
              net periodic pension costs                      --           2
                                                        --------    --------

      Prepaid pension costs, included in other assets   $    165         257
                                                        ========    ========

      Net pension cost in 2000, 1999, and 1998 is comprised of the following (in thousands):

                                                       2000     1999     1998
                                                      -----    -----    -----

      Service cost, benefits earned during the year   $ 408      413      400
      Interest cost on projected benefit
          obligation                                    621      554      488
      Expected return on plan assets                   (862)    (706)    (725)
      Net amortization and deferral                     (75)       4     (129)
                                                      -----    -----    -----

             Net periodic pension cost                $  92      265       34
                                                      =====    =====    =====

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      The principal actuarial assumptions used in 2000, 1999 and 1998 were as follows:

                                                     2000    1999    1998
                                                     ----    ----    ----
      Discount rate                                  8.00%   7.75%   6.50%
      Expected long-term rate of return on assets 9.00% 8.00% 8.00% Assumed rate of future
          compensation increase                      5.00%   5.50%   4.50%
                                                     ====    ====    ====

      The plan assets are in mutual funds consisting primarily of listed stocks and bonds, government securities and cash equivalents.

      Other Post-retirement Benefits

      The Company maintains various post-retirement health care and life insurance plans, which cover substantially all full-time employees and their beneficiaries (and dependents) that meet certain age and service requirements. A reconciliation of the change in the benefit obligation and the accrued benefit cost of the Company's accumulated post-retirement benefit obligation under its various plans as of December 31, 2000 and 1999 are as follows (in thousands):

                                                            2000       1999
                                                          -------    -------
      Change in accumulated post-retirement
          benefit obligation:
              Accumulated post-retirement benefit
                  obligation at beginning of year         $ 1,885      1,968
              Service cost                                     95        126
              Interest cost                                   140        126
              Plan participants contributions                  --          5
              Actuarial gain                                 (291)      (274)
              Benefits paid                                   (86)       (66)
              Benefit obligation acquired                   1,513         --
                                                          -------    -------
      Accumulated post-retirement benefit obligation at
          end of year                                     $ 3,256      1,885
                                                          =======    =======
      Accrued post-retirement benefit cost:
          Accrued post-retirement benefit cost
              at end of year                              $ 3,256      1,885
          Unrecognized net actuarial loss                     388        109
                                                          -------    -------
      Accrued post-retirement benefit cost
          at end of year, included in other liabilities   $ 3,644      1,994
                                                          =======    =======

      The components of net periodic post-retirement benefit cost for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                 2000       1999      1998
                                                -----      -----     -----
      Service cost                              $  95        126        90
      Interest cost                               140        126       114
      Net amortization and deferral               (12)        --        --
                                                -----      -----     -----

           Total cost                           $ 223        252       204
                                                =====      =====     =====

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      The post-retirement benefit obligation was determined using a discount rate of 8.00% for 2000 and 7.75% for 1999. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.5% for 2001, and gradually decreased to 5.0% in the year 2004 and thereafter, over the projected payout of benefits. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2000 would have increased by 4.5% and the aggregate of service and interest cost would increase by 14.6%. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2000 would have decreased by 3.9% and the aggregate of service and interest cost would have decreased by 10.9%.

      Effective January 19, 2001, the Company has modified all of its post-retirement health care and life insurance plans so that participation in the plans will be closed to those employees who do not meet the retirement eligibility requirements on December 31, 2001.

      401(k) Plan

      Substantially all employees are eligible to participate in Company sponsored 401(k) plans. As a result of the Company's acquisitions, various plans were in effect during 2000. The Company's contribution to these plans amounted to $524,000, $421,000 and $254,000 in 2000, 1999 and 1998,
      respectively. During 2001 the Company plans to merge the assets of its various 401(k) plans into one plan. Substantially all employees are eligible to participate in this plan as of January 1, 2001. Under the new plan participants may make contributions, in the form of salary reductions, up to 15% of their eligible compensation subject to the Internal Revenue Code limit. The Company contributes an amount to the plan equal to 75% of the employee contributions up to a maximum of 6% of the employee's eligible compensation.

      Employee Stock Ownership Plan

      The Company's ESOP plan is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." All First Niagara employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21, are eligible to participate. The ESOP holds 1,080,124 shares of FNFG common stock with 549,954 shares purchased in the 1998 initial public offering and 530,530 shares purchased in the open market. The purchased shares were funded by a loan from FNFG payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are funded by cash contributions from First Niagara and dividends on FNFG stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares during the respective quarterly period. Compensation expense of $494,000, $550,000 and $493,000 was recognized for the years ended December 31, 2000, 1999 and 1998, respectively, in connection with the 52,727, 52,908 and 39,406 shares allocated to participants during each year. Effective January 1, 2001 substantially all full time employees of the Company became eligible to participate in the ESOP plan.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans were $1,251,000, $1,540,000 and $1,181,000 in 2000, 1999 and 1998, respectively. The
      Company also maintains supplemental benefit plans for certain executive officers.

(14)  Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                     Carrying   Estimated fair
                                                       value        value
                                                    ----------  --------------
            December 31, 2000:
              Financial assets:
                   Cash and cash equivalents        $   62,815       62,815
                   Securities available for sale       501,834      501,834
                   Loans                             1,823,174    1,821,540
                   Other assets                         82,961       83,058

              Financial liabilities:
                   Deposits                         $1,906,351    1,905,445
                   Borrowings                          429,567      431,201
                   Other liabilities                     3,727        3,727

              Unrecognized financial instruments:
                   Interest rate swaps              $       --         (309)

            December 31, 1999:
              Financial assets:
                   Cash and cash equivalents        $   41,949       41,949
                   Securities available for sale       563,473      563,473
                   Loans                               985,628      960,479
                   Other assets                         61,621       61,475

              Financial liabilities:
                   Deposits                         $1,113,302    1,113,140
                   Borrowings                          335,645      326,155
                   Other liabilities                     2,751        2,751

              Unrecognized financial instruments:
                   Interest rate swaps              $       --          278

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

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

      Securities

      The carrying value and fair value are estimated based on quoted market prices. See note 3 for the amortized cost of securities available for sale.

      Loans

      Residential revolving home equity and personal and commercial open ended lines of credit reprice as the prime rate changes. Therefore, the carrying value of such loans approximates their fair value.

      The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through estimated maturity using current origination rates. The estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonaccruing loans is based on carrying value, which does not exceed recent external appraisals of any underlying collateral.

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

      Interest Rate Swaps

      The fair value of interest rate swaps is calculated by discounting expected future cash flows through maturity using current market rates.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      Off-Balance Sheet Commitments. The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table. These instruments generate fees that approximate those currently charged to originate similar commitments.

(15)  Segment Information

      Based on the "Management Approach" model, the Company has determined that it has two primary business segments, its banking activities and its insurance activities. For the year ended December 31, 1999, the Company's insurance activities consisted of those conducted through WHA and NOVA Healthcare Administrators, Inc. ("NOVA"), as well as through the Company's relationship with Saving Bank Life Insurance ("SBLI"). Effective January 1, 2000, as a result of the reorganization of SBLI into a mutual insurance company, the Company's insurance activities through SBLI have been limited to the servicing of life insurance policies and the collection of income generated by insurance sales. Information about the Company's segments is presented in the following table (in thousands):

                                           Banking   Insurance
                                         Activities  Activities      Total
                                         ----------  ----------    -------
      Year ended December 31, 2000
      Net interest income                  $60,168          10      60,178
      Provision for credit losses            2,258          --       2,258
                                           -------     -------     -------
           Net interest income after
           provision for credit losses      57,910          10      57,920
      Noninterest income                    17,402      16,688      34,090
      Noninterest expense                   46,589      14,929      61,518
                                           -------     -------     -------
           Income before income taxes       28,723       1,769      30,492
      Income tax expense                     9,686       1,287      10,973
                                           -------     -------     -------

               Net income                  $19,037         482      19,519
                                           =======     =======     =======

      Year ended December 31, 1999
      Net interest income                  $50,727          27      50,754
      Provision for credit losses            2,466          --       2,466
                                           -------     -------     -------
           Net interest income after
           provision for credit losses      48,261          27      48,288
      Noninterest income                    11,965      15,723      27,688
      Noninterest expense                   33,995      13,648      47,643
                                           -------     -------     -------
           Income before income taxes       26,231       2,102      28,333
      Income tax expense                     8,528       1,365       9,893
                                           -------     -------     -------

               Net income                  $17,703         737      18,440
                                           =======     =======     =======

      For the year ending December 31, 1998, the Company determined that its business was comprised of banking activities only.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(16)  Reorganization and Stock Offering

      FNFG was organized in December 1997 by First Niagara in connection with the conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank and the reorganization to a two-tiered mutual holding company. FNFG was formed for the purpose of acquiring all of the capital stock of First Niagara upon completion of the reorganization. As part of the reorganization, FNFG sold approximately 43.5% of the shares of its common stock to eligible depositors of First Niagara (the "Offering") and issued approximately 53.3% of FNFG's shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a state-chartered mutual holding company incorporated in New York. Concurrent with the close of the offering, 1.9% of the shares were issued to the Company's employee stock ownership plan and 1.3% of the shares were issued to the First Niagara Bank Foundation (the "Foundation").

      Completion of the Offering on April 17, 1998, resulted in the issuance of 29,756,250 shares of common stock at $10.00 per share. Costs related to the Offering, primarily marketing fees paid to investment banking firms, professional fees, registration fees, and printing and mailing costs, were $2.5 million. Net offering proceeds were $132.4 million. FNFG used 50% of that amount, or $66.2 million, to purchase all of the common stock of the First Niagara. The remaining proceeds were used to fund a $14.3 million loan to the ESOP and to acquire $51.9 million in short-term investments.

      The Foundation is dedicated exclusively to supporting charitable causes and community development activities throughout the communities that the Company serves. In addition to the $4.1 million (405,046 shares) of common stock contributed by FNFG, First Niagara contributed $2.7 million in cash to the Foundation. As a result, a one-time charge of $6.8 million is reflected in other noninterest expense of the 1998 consolidated statement of income for this contribution, which is tax deductible, subject to an annual limitation based upon the Company's taxable income.

      First Niagara established a liquidation account, as of the date of conversion, in the amount of $126.7 million, equal to its net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at First Niagara after the date of conversion. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $43.3 million at December 31, 2000 and $54.4 million at December 31, 1999. Similarly, Cortland maintains a liquidation account in connection with its reorganization into a New York State chartered stock savings bank on October 6, 1998. Cortland's liquidation account totaled $10.9 million at December 31, 2000.

      In the event of a complete liquidation of either bank, each eligible account holder of the applicable bank will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the applicable bank. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account at December 31, 2000 and 1999.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

(17)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition as of December 31, 2000 and 1999 and the condensed statements of income and statements of cash flows for the years ended December 31, 2000, 1999 and for the period from April 17, 1998 through December 31, 1998 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                               December 31,
                                                          ---------------------
      Condensed Statements of Condition                     2000         1999
                                                          --------     --------
         Assets:
           Cash and cash equivalents                      $  1,193        3,733
           Securities available for sale                     7,000       37,151
           Loan receivable from ESOP                        12,988       13,464
           Investment in subsidiaries                      241,129      190,580
           Other assets                                      4,099        1,736
                                                          --------     --------
                                                          $266,409      246,664
                                                          ========     ========
         Liabilities:
           Accounts payable and other liabilities         $    660        2,640
           Short-term borrowings                            15,209           --
           Short-term loan payable to related parties        6,000       11,408
         Stockholders' equity                              244,540      232,616
                                                          --------     --------
                                                          $266,409      246,664
                                                          ========     ========

      Condensed Statements of Income                      2000          1999          1998
                                                        --------      --------      --------
         Interest income                                $  3,538         3,911         2,985
         Dividend received from subsidiaries              95,000        10,000            --
                                                        --------      --------      --------
              Interest income                             98,538        13,911         2,985
         Interest expense                                    415           238            --
                                                        --------      --------      --------
              Net interest income                         98,123        13,673         2,985
         Net loss on securities available for sale          (422)          (33)           --
         Noninterest expenses                              1,244           781         4,373
                                                        --------      --------      --------
                Income (loss) before income taxes
                    and undisbursed (overdisbursed)
                    income of subsidiaries                96,457        12,859        (1,388)

         Income tax expense (benefit)                        587         1,148          (625)
                                                        --------      --------      --------

                Income (loss) before undisbursed
                     (overdisbursed) income of
                     subsidiaries                         95,870        11,711          (763)

         Net income of subsidiaries                       18,649        16,729        11,145
         Less dividend received from
                subsidiaries                             (95,000)      (10,000)           --
                                                        --------      --------      --------
         Undisbursed (overdisbursed) income
                of subsidiaries                          (76,351)        6,729        11,145
                                                        --------      --------      --------
                         Net income                     $ 19,519        18,440        10,382
                                                        ========      ========      ========


                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

      Condensed Statements of Cash Flows                           2000           1999           1998
                                                                 ---------      ---------      ---------
       Cash flows from operating activities:
          Net income                                             $  19,519         18,440         10,382
          Adjustments to reconcile net income to
            net cash provided by operating activities:
                Charitable contribution of First Niagara
                    Financial Group, Inc. common stock to
                    First Niagara Bank Foundation                       --             --          4,051
                Accretion of fees and discounts, net                   (18)            (6)            (5)
                (Undisbursed) overdisbursed income
                    of subsidiaries                                 76,351         (6,729)       (11,145)
                Net loss on securities available for sale              422             33             --
                Deferred income taxes                                  767            284         (1,140)
                (Increase) decrease in other assets                  2,869            889         (1,234)
                Increase (decrease) in liabilities                  (3,468)           190            640
                                                                 ---------      ---------      ---------

                    Net cash provided by operating
                        activities                                  96,442         13,101          1,549
                                                                 ---------      ---------      ---------

       Cash flow from investing activities:
          Proceeds from sales of securities available
                for sale                                            25,085          3,968             --
          Purchases of securities available for sale                  (841)        (5,965)       (47,648)
          Principal payments on securities available
                for sale                                             5,105         10,453          1,328
          Acquisitions, net of cash acquired                      (120,713)            --             --
          Purchase of First Niagara common stock                        --             --        (66,245)
          Funding of ESOP loan receivable                               --             --        (14,298)
          Repayments of ESOP loan receivable                           476            477            357
                                                                 ---------      ---------      ---------

                    Net cash provided by (used for)
                            investing activities                   (90,888)         8,933       (126,506)
                                                                 ---------      ---------      ---------

       Cash flows from financing activities:
          Proceeds from issuance of common stock                        --             --        132,490
          Purchase of treasury stock                               (10,871)       (31,820)            --
          Proceeds (repayment) of loans from related parties        (5,408)        11,408             --
          Proceeds from short-term borrowings                       15,209             --             --
          Dividends paid on common stock                            (7,024)        (4,561)          (861)
                                                                 ---------      ---------      ---------

                    Net cash provided by (used for)
                            financing activities                    (8,094)       (24,973)       131,629
                                                                 ---------      ---------      ---------

                    Net increase (decrease) in cash
                            and cash equivalents                    (2,540)        (2,939)         6,672

       Cash and cash equivalents at beginning
                    of period                                        3,733          6,672             --
                                                                 ---------      ---------      ---------

       Cash and cash equivalents at end of period                $   1,193          3,733          6,672
                                                                 =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         Information regarding executive compensation in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Information regarding certain relationships and related transactions in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

      (a) Financial statements filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

      (b)   Reports on Form 8-K

            First Niagara Financial Group, Inc. filed on January 17, 2001 a Current Report on Form 8-K pertaining to the completion of the acquisition of Iroquois Bancorp, Inc. Such Current Report, as an
            Item 7 exhibit, included pro forma information as of September 30, 2000 and December 31, 1999.

      (c)   Exhibits

            The exhibits listed below are filed herewith or are incorporated by reference to other filings.

            Exhibit Index to Form 10-K

            Exhibit 3.1       Articles of Incorporation (1)

            Exhibit 3.2       Bylaws (1)

            Exhibit 10.1 Form of Employment Agreement with the Named Executive Officers (1)

            Exhibit 10.2      First Niagara Bank Deferred Compensation Plan (1)

            Exhibit 10.3 First Niagara Financial Group, Inc. 1999 Stock Option Plan (2)

            Exhibit 10.4 First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(2)

            Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 12 to Notes to Consolidated Financial Statements)

            Exhibit 21 Subsidiaries of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

            Exhibit 23        Consent of KPMG LLP

            (1) Incorporated by reference from the Company's Registration Statement filed on December 22, 1997.
            (2) Incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed on March 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST NIAGARA FINANCIAL GROUP, INC.

Date: March  20, 2001                        By: /s/ William E. Swan
                                                 -------------------------------
                                                 William E. Swan
                                                 Chairman, President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                      Title                   Date
              ----------                      -----                   ----


/s/ William E. Swan                 Chairman, President and       March 20, 2001
--------------------------          Chief Executive Officer
William E. Swan


/s/ Paul J. Kolkmeyer               Executive Vice President      March 20, 2001
--------------------------          and Chief Banking Officer
Paul J. Kolkmeyer


/s/ Daniel A. Dintino, Jr.          Senior Vice President and     March 20, 2001
--------------------------          Chief Financial Officer
Daniel A. Dintino, Jr.


/s/ Gordon P. Assad                           Director            March 20, 2001
--------------------------
Gordon P. Assad


/s/ John J. Bisgrove, Jr.                     Director            March 20, 2001
--------------------------
John J. Bisgrove, Jr.


/s/ Christa R. Caldwell                       Director            March 20, 2001
--------------------------
Christa R. Caldwell


/s/ James W. Currie                           Director            March 20, 2001
--------------------------
James W. Currie


/s Gary B. Fitch                              Director            March 20, 2001
--------------------------
Gary B. Fitch

/s/ Daniel W. Judge                           Director            March 20, 2001
--------------------------
Daniel W. Judge


/s/ Harvey D. Kaufman                         Director            March 20, 2001
--------------------------
Harvey D. Kaufman


/s/ B. Thomas Mancuso                         Director            March 20, 2001
--------------------------
B. Thomas Mancuso


/s/ James Miklinski                           Director            March 20, 2001
--------------------------
James Miklinski


/s/ Robert G. Weber                           Director            March 20, 2001
--------------------------
Robert G. Weber