Form 10-Q
period 2001-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2001-05-08
CIK 1051741

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

           Delaware                                   16-1545669
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

6950 South Transit Road, P.O. Box 514, Lockport, NY             14095-0514
---------------------------------------------------             ----------
     (Address of principal executive offices)                   (Zip Code)

                                 (716) 625-7500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The Registrant had 25,547,100 shares of Common Stock, $.01 par value, outstanding as of May 7, 2001.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2001

                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

    Condensed Consolidated Statements of Condition as of
       March 31, 2001 (unaudited) and December 31, 2000....................   3

    Condensed Consolidated Statements of Income for the
       three months ended March 31, 2001 and 2000 (unaudited)..............   4

    Condensed Consolidated Statements of Comprehensive Income for the
       three months ended March 31, 2001 and 2000 (unaudited)..............   5

    Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the three months ended March 31, 2001 and 2000 (unaudited)......   6

    Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 2001 and 2000 (unaudited)..............   7

    Notes to Condensed Consolidated Financial Statements (unaudited).......   8

2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................  12

3.  Quantitative and Qualitative Disclosures about Market Risk.............  20

                           PART II - OTHER INFORMATION

1.  Legal Proceedings......................................................  21

2.  Changes in Securities and Use of Proceeds..............................  21

3.  Defaults upon Senior Securities........................................  21

4.  Submission of Matters to a Vote of Security Holders....................  21

5.  Other Information......................................................  21

6.  Exhibits and Reports on Form 8-K.......................................  21

Signatures.................................................................  21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                       March 31,          December 31,
                                                                         2001                 2000
                                                                      -----------         -----------
                                                                      (unaudited)

                                                                         (In thousands except share
                                Assets                                      and per share amounts)
Cash and cash equivalents:
    Cash and due from banks ..................................        $    52,623              51,915
    Federal funds sold .......................................             52,570              10,900
                                                                      -----------         -----------
           Total cash and cash equivalents ...................            105,193              62,815

Securities available for sale ................................            493,904             501,834
Loans, net ...................................................          1,814,256           1,823,174
Premises and equipment, net ..................................             39,840              40,094
Goodwill, net ................................................             84,968              84,955
Other assets .................................................            112,443             111,814
                                                                      -----------         -----------
                    Total assets .............................        $ 2,650,604           2,624,686
                                                                      ===========         ===========

                 Liabilities and Stockholders' Equity
Liabilities:
    Deposits .................................................        $ 1,931,240           1,906,351
    Short-term borrowings ....................................             99,838             121,803
    Long-term borrowings .....................................            323,820             307,764
    Other liabilities ........................................             46,721              44,228
                                                                      -----------         -----------
                    Total liabilities ........................          2,401,619           2,380,146
                                                                      -----------         -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued ..............................                 --                  --
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued .................                298                 298
    Additional paid-in capital ...............................            135,751             135,776
    Retained earnings ........................................            166,505             163,836
    Accumulated other comprehensive income ...................              1,962                 336
    Common stock held by ESOP ................................            (12,203)            (12,378)
    Treasury stock, at cost, 4,154,180 shares in 2001 and 2000            (43,328)            (43,328)
                                                                      -----------         -----------
                    Total stockholders' equity ...............            248,985             244,540
                                                                      -----------         -----------
                    Total liabilities and stockholders' equity        $ 2,650,604           2,624,686
                                                                      ===========         ===========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                         2001              2000
                                                                      ----------        ----------
                                                                 (In thousands except per share amounts)
Interest income:
   Loans .....................................................        $   36,475            19,547
   Investment securities .....................................             7,793             8,837
   Federal funds sold ........................................               328               166
   Other .....................................................               491               409
                                                                      ----------        ----------
            Total interest income ............................            45,087            28,959

Interest expense:
   Deposits ..................................................            19,881            11,044
   Borrowings ................................................             6,461             4,715
                                                                      ----------        ----------
            Total interest expense ...........................            26,342            15,759
                                                                      ----------        ----------

Net interest income ..........................................            18,745            13,200
Provision for credit losses ..................................             1,040               417
                                                                      ----------        ----------
            Net interest income after provision
                for credit losses ............................            17,705            12,783
                                                                      ----------        ----------

Noninterest income:
   Banking service charges and fees ..........................             2,228             1,484
   Lending and leasing income ................................             1,044               625
   Insurance services and fees ...............................             4,787             3,982
   Bank-owned life insurance income ..........................               583               482
   Annuity and mutual fund commissions .......................               445               295
   Investment and security gains .............................               520               258
   Investment and fiduciary services income ..................               398                --
   Other .....................................................               527               350
                                                                      ----------        ----------
            Total noninterest income .........................            10,532             7,476
                                                                      ----------        ----------

Noninterest expense:
   Salaries and employee benefits ............................            11,669             7,594
   Occupancy and equipment ...................................             2,075             1,279
   Technology and communications .............................             1,990             1,209
   Marketing and advertising .................................               433               693
   Goodwill amortization .....................................             1,418               451
   Other .....................................................             3,132             1,961
                                                                      ----------        ----------
            Total noninterest expense ........................            20,717            13,187
                                                                      ----------        ----------

            Income before income taxes .......................             7,520             7,072

Income tax expense ...........................................             2,858             2,416
                                                                      ----------        ----------

            Net income .......................................        $    4,662             4,656
                                                                      ==========        ==========

Earnings per common share:
            Basic and diluted ................................        $     0.19              0.18

Cash dividends per common share ..............................        $     0.08              0.06

Weighted average common shares outstanding:
            Basic ............................................            24,667            25,377
            Diluted ..........................................            24,788            25,377

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                 2001            2000
                                                                               -------         -------
                                                                                (Amounts in thousands)
Net income ............................................................        $ 4,662           4,656

Other comprehensive income, net of income taxes:
    Securities available for sale:
        Net unrealized gains arising during the period ................          2,000             579
        Less: Reclassification adjustment for realized gains (losses)
             included in net income ...................................              1             (14)
                                                                               -------         -------
                                                                                 1,999             593
    Cash flow hedges:
        Net unrealized losses arising during the period ...............           (291)             --
        Less: Reclassification adjustment for realized losses
             included in net income ...................................            (13)             --
                                                                               -------         -------
                                                                                  (278)             --
                 Total comprehensive income before cumulative effect of
                      change in accounting principle (SFAS No. 133) ...          6,383           5,249

    Cumulative effect of change in accounting principle
          (SFAS No. 133), net of tax ..................................            (95)             --
                                                                               -------         -------
                 Total comprehensive income ...........................        $ 6,288           5,249
                                                                               =======         =======

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                 Accumulated     Common
                                                       Additional                   other        stock
                                              Common     paid-in    Retained    comprehensive    held by    Treasury
                                              stock      capital    earnings    income (loss)     ESOP        stock      Total
                                             --------   --------    --------    -------------   --------    --------    --------
                                                             (In thousands except share and per share amounts)
Balances at January 1, 2000 ..............   $    298    135,964     151,341        (8,893)      (13,076)    (33,018)    232,616

   Net income ............................         --         --       4,656            --            --          --       4,656
   Unrealized gain on securities available
      for sale, net of reclassification
      adjustment and taxes ...............         --         --          --           593            --          --         593
   Purchase of treasury stock
      (656,500 shares) ...................         --         --          --            --            --      (6,524)     (6,524)
   ESOP shares committed to be released
      (13,317 shares) ....................         --        (51)         --            --           176          --         125
   Common stock dividend of $0.06 per
      share ..............................         --         --      (1,519)           --            --          --      (1,519)
                                             --------   --------    --------      --------      --------    --------    --------

Balances at March 31, 2000 ...............   $    298    135,913     154,478        (8,300)      (12,900)    (39,542)    229,947
                                             ========   ========    ========      ========      ========    ========    ========

Balances at January 1, 2001 ..............   $    298    135,776     163,836           336       (12,378)    (43,328)    244,540

   Net income ............................         --         --       4,662            --            --          --       4,662
   Unrealized gain on securities available
      for sale, net of reclassification
      adjustment and taxes ...............         --         --          --         1,999            --          --       1,999
   Unrealized loss on interest rate swaps,
      net of reclassification adjustment
      and taxes ..........................         --         --          --          (278)           --          --        (278)
   Cumulative effect of change in
      accounting principle (SFAS No. 133)          --         --          --           (95)           --          --         (95)
   ESOP shares committed to be released
      (13,219 shares) ....................         --        (25)         --            --           175          --         150
   Common stock dividend of $0.08 per
      share ..............................         --         --      (1,993)           --            --          --      (1,993)
                                             --------   --------    --------      --------      --------    --------    --------

Balances at March 31, 2001 ...............   $    298    135,751     166,505         1,962       (12,203)    (43,328)    248,985
                                             ========   ========    ========      ========      ========    ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2001             2000
                                                                    -------------    -----------
                                                                       (Amounts in thousands)
Net cash provided by operating activities .........................   $  13,214        6,335

Cash flows from investing activities:
    Proceeds from sales of securities available for sale ..........      48,129        8,132
    Proceeds from maturities of securities available for sale .....       5,770        1,545
    Principal payments received on securities available for sale ..      13,107       22,398
    Purchases of securities available for sale ....................     (55,664)      (7,641)
    Net decrease (increase) in loans ..............................       3,102      (29,468)
    Acquisitions, net of cash acquired ............................        (882)      (6,260)
    Other, net ....................................................      (1,307)      (1,109)
                                                                      ---------    ---------

         Net cash provided by (used in) investing activities ......      12,255      (12,403)
                                                                      ---------    ---------

Cash flows from financing activities:
  Net increase in deposits ........................................      24,889       25,669
  Repayments of short-term borrowings .............................     (31,061)     (32,200)
  Proceeds from long-term borrowings ..............................      30,000           --
  Repayments of long-term borrowings ..............................      (4,926)        (114)
  Purchase of treasury stock ......................................          --       (3,502)
  Dividends paid on common stock ..................................      (1,993)      (1,519)
                                                                      ---------    ---------

         Net cash provided by (used in) financing activities ......      16,909      (11,666)
                                                                      ---------    ---------

         Net increase (decrease) in cash and cash equivalents .....      42,378      (17,734)

Cash and cash equivalents at beginning of period ..................      62,815       41,949
                                                                      ---------    ---------

Cash and cash equivalents at end of period ........................   $ 105,193       24,215
                                                                      =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes ...............................................   $      81          192
       Interest expense ...........................................      25,802       15,622
                                                                      =========    =========

  Treasury stock purchases not settled ............................   $      --        3,022
                                                                      =========    =========
  Acquisition of banks and financial services companies:
       Fair value of:
         Assets acquired (noncash) ................................   $     120       65,146
         Liabilities assumed ......................................          68       74,454
         Purchase price payable ...................................   $     450        1,200
                                                                      =========    =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)   Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassification adjustments were made to the 2000 financial statements to conform them to the 2001 presentation.

(2)   Business

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, the "Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." FNFG was organized by First Niagara in connection with the conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business of FNFG consists of the management of its community banks and non-bank entities. The Banks' business is primarily accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family and commercial real estate loans, commercial business loans, consumer loans, and investment securities. The Banks provide financial services to individuals, families and businesses located in the Western and Central New York counties of Niagara, Orleans, Erie, Monroe, Genesee, Cortland, Cayuga, Tompkins, Onondaga, Oswego, Herkimer and Oneida Counties. Additionally, through its subsidiaries, FNFG has expanded its product offerings to include insurance agency services, third-party employee benefit plan administration, investment brokerage services, investment advisory services and trust services.

This community bank holding company structure allows each of the banks to focus on and more effectively serve the communities in which they operate. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in its market area.

(3)   Acquisitions

On January 1, 2001, Warren-Hoffman & Associates, Inc. ("WHA"), First Niagara's wholly owned insurance subsidiary, acquired all of the common stock of Allied Claims Services, Inc. ("Allied"), an independent insurance adjusting firm and third party administrator. Allied represents insurance companies and self-insured employers in the investigation, settlement and administration of claims brought under an insurance contract or as a self-insured. It operates primarily in the coverage areas of workers' compensation, automobile, general liability and property. The transaction was accounted for under the purchase method of accounting and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Approximately, $1.3 million of such goodwill is being amortized on a straight-line basis over ten years. Allied operates as a wholly owned subsidiary of WHA.

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

(4)   Earnings per Share

The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000 are as follows (in thousands except per share amounts):

                                                                   Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
      Net income available to common shareholders                 $  4,662       4,656
                                                                  ========    ========
      Weighted average shares outstanding, basic and diluted:
          Total shares issued                                       29,756      29,756
          Unallocated ESOP shares                                     (935)       (988)
          Treasury shares                                           (4,154)     (3,391)
                                                                  --------    --------

      Total basic weighted average shares outstanding               24,667      25,377
                                                                  --------    --------
          Incremental shares from assumed conversion
             of stock options                                           93          --
          Incremental shares from assumed conversion
             of restricted stock awards                                 28          --
                                                                  --------    --------

      Total diluted weighted average shares outstanding             24,788      25,377
                                                                  ========    ========

      Basic earnings per share                                    $   0.19        0.18
                                                                  ========    ========

      Diluted earnings per share                                  $   0.19        0.18
                                                                  ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)   Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                        Three Months Ended March 31,
                                           ----------------------------------------------------------------------------------------
                                                             2001                                          2000
                                           ------------------------------------------    ------------------------------------------
                                             Banking        Insurance                    Banking        Insurance
                                           activities      activities       Total      activities      activities      Total
                                           -----------     -----------    --------    -----------     -----------    --------
Net interest income...................     $    18,744               1      18,745         13,194               6      13,200
Provision for credit losses ..........           1,040              --       1,040            417              --         417
                                           -----------     -----------    --------    -----------     -----------    --------
   Net interest income after provision
       for credit losses..............          17,704               1      17,705         12,777               6      12,783
Noninterest income....................           5,745           4,787      10,532          3,486           3,990       7,476
Noninterest expense...................          16,260           4,457      20,717          9,496           3,691      13,187
                                           -----------     -----------    --------    -----------     -----------    --------
     Income before income taxes.......           7,189             331       7,520          6,767             305       7,072
Income tax expense....................           2,566             292       2,858          2,146             270       2,416
                                           -----------     -----------    --------    -----------     -----------    --------
     Net income.......................     $     4,623              39       4,662          4,621              35       4,656
                                           ===========     ===========    ========    ===========     ===========    ========

(6)   Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognizes all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company hedges a portion of its Money Market Deposit Accounts ("MMDA") with interest rate swap agreements in order to manage the interest rate risk related to the repricing of the MMDA accounts. Under these agreements, the Company pays an annual fixed rate ranging from 5.97% to 7.10% and receives a floating three-month U.S. Dollar LIBOR rate over a two year period. As of March 31, 2001, these agreements had a notional amount totaling $50.0 million and a weighted average remaining life of 9.7 months. Since the swap agreements qualify as a cash flow hedge, on January 1, 2001 a negative fair value adjustment of $95,000 was recorded in other comprehensive income, net of income taxes of $63,000, as a cumulative effect of a change in accounting principle. During the first quarter of 2001, an additional $291,000 decline in the fair value of the swaps was recorded to other comprehensive income, net of income taxes of $195,000, and $13,000 of the fair value adjustment in other comprehensive income was reclassified to interest expense on deposits, net of $9,000 of income taxes. An additional $44,000 was also included in interest expense on deposits for the portion of the change in fair value of the swaps that was determined to be ineffective during the quarter. Amounts included in other comprehensive income relating to the unrealized losses on swaps will be reclassified to interest expense on deposit accounts as interest expense on the hedged MMDA accounts increases/decreases, based upon fluctuations in the U.S. Dollar LIBOR rate, and is expected to amount to approximately $215,000 over the next twelve months, net of $142,000 of income taxes.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(7)   Recent Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards related to the accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001 and did not have a material impact on the Company's financial statements as the Company generally does not enter into the types of transactions covered by this pronouncement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

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

                                                                           Three Months Ended March 31,
                                             --------------------------------------------------------------------------------------
                                                                2001                                         2000
                                             ------------------------------------------   -----------------------------------------
                                                Average       Interest                       Average       Interest
                                              Outstanding      Earned/        Yield/       Outstanding      Earned/        Yield/
                                                Balance         Paid           Rate          Balance         Paid           Rate
                                             ------------    -----------    -----------   ------------    -----------    ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Federal funds sold ....................   $     21,885    $       328           6.08%  $     12,587    $       166          5.29%
   Investment securities (1) .............        194,631          2,765           5.68        170,722          2,373          5.56
   Mortgage-backed securities (1) ........        307,362          5,028           6.54        394,257          6,464          6.56
   Loans (2) .............................      1,830,211         36,475           7.97      1,009,601         19,547          7.74
   Other interest-earning assets (3) .....         27,521            491           7.24         24,403            409          6.71
                                             ------------    -----------    -----------   ------------    -----------    ----------
     Total interest-earning assets .......      2,381,610    $    45,087           7.57%     1,611,570    $    28,959          7.19%
                                             ------------    -----------    -----------   ------------    -----------    ----------

Allowance for credit losses ..............        (18,084)                                     (10,173)
Other noninterest-earning assets (4)(5) ..        265,040                                      113,089
                                             ------------                                 ------------
     Total assets ........................   $  2,628,566                                 $  1,714,486
                                             ============                                 ============
Interest-bearing liabilities:
   Savings accounts ......................   $    412,219    $     2,717           2.67%  $    296,016    $     2,220          3.01%
   Interest-bearing checking .............        537,869          4,783           3.61        348,709          3,265          3.76
   Certificates of deposit ...............        854,165         12,324           5.85        431,696          5,513          5.12
   Mortgagors' payments held in escrow ...         15,359             57           1.51         10,201             46          1.81
   Borrowed funds ........................        429,736          6,461           6.10        327,999          4,715          5.77
                                             ------------    -----------    -----------   ------------    -----------    ----------
     Total interest-bearing liabilities ..      2,249,348    $    26,342           4.75%     1,414,621    $    15,759          4.47%
                                             ------------    -----------    -----------   ------------    -----------    ----------

Noninterest-bearing demand deposits ......         78,712                                       33,005
Other noninterest-bearing liabilities (4)          51,325                                       36,051
                                             ------------                                 ------------
     Total liabilities ...................      2,379,385                                    1,483,677
Stockholders' equity (4) .................        249,181                                      230,809
                                             ------------                                 ------------
     Total liabilities and stockholders'
         equity ..........................   $  2,628,566                                 $  1,714,486
                                             ============                                 ============

Net interest income ......................                   $    18,745                                  $    13,200
                                                             ===========                                  ===========

Net interest rate spread .................                                         2.82%                                       2.72%
                                                                            ===========                                  ==========

Net earning assets .......................   $    132,262                                 $    196,949
                                             ============                                 ============

Net interest income as a percentage of
   average interest-earning assets .......                          3.19%                                        3.29%
                                                             ===========                                  ===========

Ratio of average interest-earning assets
   to average interest-bearing liabilities         105.88%                                      113.92%
                                             ============                                 ============

------------------------------

(1)   Amounts shown are at amortized cost.
(2) Net of deferred loan fees and expenses, loan discounts, loan purchase accounting adjustments, loans-in-process and non-accruing loans.
(3) Includes Federal Home Loan Bank stock and interest-bearing demand accounts.
(4) Includes unrealized gains/losses on securities available for sale and interest rate swaps.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans remained at the same levels from December 31, 2000 to March 31, 2001 at $1.8 billion. However, during the quarter the Company continued to shift its portfolio mix from one-to four-family real estate loans to higher yielding commercial real estate and commercial business loans. As a result, commercial real estate and commercial business loans increased $8.3 million or 3% and $2.6 million or 3%, respectively, from December 31, 2000 to March 31, 2001. Additionally, one-to four-family real estate loans decreased $21.7 million or 2.0% during the first quarter of 2001. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations through its small business lending unit and management's decision to sell, servicing retained, fixed rate residential real estate loans originated during the quarter. This decision was made as part of the Company's asset/liability management strategy, during the declining interest rate environment of the first quarter, of selling long-term fixed rate assets with rates below certain established levels.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                           March 31, 2001                       December 31, 2000
                                                   --------------------------------        -------------------------------
                                                       Amount              Percent            Amount              Percent
                                                   --------------         ---------        ------------          ---------
                                                                          (Amounts in thousands)
Real estate loans:
   One- to four-family....................         $    1,067,926           58.3%          $  1,089,607            59.2%
   Home equity............................                104,527             5.7               104,254              5.7
   Multi-family...........................                112,328             6.1               111,668              6.1
   Commercial.............................                225,393            12.3               217,759             11.8
   Construction...........................                 36,948             2.0                35,059              1.9
                                                   --------------           -----          ------------            -----
       Total real estate loans............              1,547,122            84.4             1,558,347             84.7
                                                   --------------           -----          ------------            -----
Consumer loans:
    Mobile home...........................                 22,705             1.2                22,987              1.3
    Recreational Vehicle..................                 28,912             1.6                31,246              1.7
    Vehicle...............................                 74,025             4.0                71,044              3.8
    Personal..............................                 35,646             2.0                38,024              2.0
    Home improvement......................                  9,216             0.5                 8,973              0.5
    Guaranteed education..................                 16,408             0.9                14,242              0.8
    Other consumer........................                    851             0.1                 1,613              0.1
                                                   --------------           -----          ------------            -----
       Total consumer loans...............                187,763            10.3               188,129             10.2
Commercial business loans.................                 96,358             5.3                93,730              5.1
                                                   --------------           -----          ------------            -----
       Total loans........................              1,831,243            100%             1,840,206             100%
                                                   ==============           =====          ============            =====
   Net deferred costs and
          unearned discounts..............                  1,161                                   714
    Allowance for credit losses...........                (18,148)                              (17,746)
                                                   --------------                          ------------
       Total loans, net...................         $    1,814,256                          $  1,823,174
                                                   ==============                          ============

The Company's total non-accruing loans remained consistent from December 31, 2000 to March 31, 2001 at $6.5 million or 0.35% of total loans. Additionally, total non-accruing loans and non-performing assets expressed as a percentage of total assets remained stable at 0.28% from December 31, 2000 to March 31, 2001. For the three months ended March 31, 2001, net charge-offs were $638,000 or 0.03% of average loans outstanding compared to $76,000 or 0.01% of average loans outstanding for the same period in 2000 and $307,000 or 0.02% of average loans outstanding for the fourth quarter of 2000. This increase in net charge-offs as a percentage of average loans outstanding was primarily reflective of the additional risk inherent in commercial loans which represented 23.7% of the Company's loan portfolio at March 31, 2001 compared to 21.7% at March 31, 2000 and 23.0% at December 31, 2000. As a result of this and the increase in loans outstanding from the first quarter of 2000, the Company increased its provision for credit losses from $417,000 and $743,000 for the first and fourth quarters of 2000, respectively, to $1.0 million for first quarter of 2001. As a result of this and the $6.1 million of reserves acquired from Cayuga and Cortland in 2000, the allowance for credit losses increased to $18.1 million, or .99% of total loans at March 31, 2001 compared to $10.5 million or 0.97% of total loans at March 31, 2000 and $17.7 or 0.96% of total loans at December 31, 2000.

The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to estimated losses inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination. Management believes that the allowance for credit losses is adequate to absorb credit losses from existing loans.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                            March 31, 2001               December 31, 2000
                                                                            --------------               -----------------
                                                                                        (Dollars in thousands)
Non-accruing loans (1):
   One- to four-family...........................................            $      3,519                      3,543
   Home equity...................................................                     649                        641
   Commercial real estate and multi-family.......................                   1,304                        926
   Consumer .....................................................                     413                        515
   Commercial business...........................................                     569                        858
                                                                             ------------                      -----
        Total....................................................                   6,454                      6,483
                                                                             ------------                      -----

Non-performing assets............................................                     867                        757
                                                                             ------------                      -----

Total non-accruing loans and non-performing assets...............            $      7,321                      7,240
                                                                             ============                      =====

Total non-accruing loans and non-performing assets
   as a percentage of total assets...............................                    0.28%                     0.28%
                                                                             ============                      =====

Total non-accruing loans to total loans .........................                    0.35%                     0.35%
                                                                             ============                      =====

-------------------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                              Three months ended March 31,
                                                                             -------------------------------
                                                                                 2001                  2000
                                                                             ------------             ------
                                                                                  (Dollars in thousands)
Balance at beginning of period.......................................        $     17,746              9,862

Net charge-offs:
   Charge-offs.......................................................               (798)              (161)
   Recoveries........................................................                 160                 85
                                                                             ------------            -------
Total net charge-offs................................................               (638)               (76)
Provision for credit losses..........................................               1,040                417
Allowance obtained through acquisitions..............................                  --                300
                                                                             ------------            -------
Balance at end of period.............................................        $     18,148             10,503
                                                                             ------------            -------

Ratio of net charge-offs during the period to
   average loans outstanding during the period.......................               0.03%              0.01%
                                                                             ============            =======

Allowance for credit losses to total loans at end of period..........               0.99%              0.97%
                                                                             ============            =======

Allowance for credit losses to non-accruing loans at end of period...             281.19%            469.93%
                                                                             ============            =======

Investing Activities

The Company's investment securities portfolio decreased slightly from $501.8 million at December 31, 2000 to $493.9 million at March 31, 2001. This decrease was primarily a result of normal maturities and payments received during the quarter, which were not totally replaced as it was anticipated the funds would be utilized to fund loan growth and management's strategy of not retaining low fixed rate long-term assets during the quarter. Given this and management's decision to sell fixed rate residential real estate loans originated during the quarter, excess funds were placed in federal funds sold. As of March 31, 2001 fed funds sold amounted to $52.6 million, compared to $10.9 million as of December 31, 2000. It is anticipated that these funds will be invested in higher yielding assets during the second quarter. In addition to the above, during the quarter the Company restructured a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of short term liabilities and improve the Company's overall negative GAP position.

Funding Activities

Total deposits increased $24.9 million from December 31, 2000 to March 31, 2001, primarily as a result of a $28.6 million increase in certificates of deposit accounts ("CD"). This 3.0% increase in CD's can be attributed to a promotional offering during the quarter and growth in the Company's municipal deposits.

Borrowed funds decreased $5.9 million to $423.7 million at March 31, 2001 from $429.6 million at December 31, 2000 as a result of the Company paying down short-term borrowings with funds available from deposit growth and the reduction in loans and investment securities. This decrease in short-term borrowings was partially offset by an increase in long-term borrowings during the quarter due to the Company purchasing $30.0 million of low interest rate long-term fixed rate borrowings during the quarter.

Equity Activities

Stockholders' equity increased to $249.0 million at March 31, 2001 compared to $244.5 million at December 31, 2000. The increase was primarily attributable to net income during the quarter of $4.7 million and an increase in the unrealized gain on investment securities available for sale, net of tax, of $2.0 million. This increase in the unrealized gains on investment securities was a result of the decreasing rate environment during the first quarter, which caused the Company's fixed rate investment securities to appreciate in value. These increases were partially offset by the common stock dividend declared during the quarter of $.08 per share, which reduced stockholders' equity by $2.0 million. As discussed in the notes to condensed financial statements, the Company records the offset to changes in the fair value of its interest rate swaps that qualify as cash flow hedges to other comprehensive income in accordance with SFAS No.
133. As a result, the Company anticipates that there could be an increased level of volatility in stockholders' equity in future periods.

Results of Operations

Net Income

The Company recorded earnings of $4.7 million for the quarters ended March 31, 2001 and 2000. Earnings per share for the first quarter of 2001 increased to $0.19 per share from $0.18 per share for the same quarter of 2000 as a result of the Company's stock buyback programs in 2000. Net income represented a return on average equity of 7.50% for the quarter ended March 31, 2001 compared to 8.11% for the same period in 2000. Additionally, the return on average assets for the first quarter of 2001 was 0.71% compared to 1.09% for the first quarter of 2000. This decline primarily reflects the additional costs incurred during the current quarter as a result of the Cayuga acquisition, as the Company has not yet begun to realize the cost savings anticipated from this transaction. These cost savings are expected to begin during the second quarter of 2001, as phase one of the Cayuga integration was completed near the end of the first quarter.

Net Interest Income

The net interest margin declined to 3.19% for the three months ended March 31, 2001 compared to 3.29% for the same quarter in 2000. This decline primarily reflects a decrease in the Company's ratio of average interest-earning assets to average interest-bearing liabilities to 105.88% for the first quarter of 2001 from 113.92% for the first quarter of 2000, as funds previously available for investment in interest-earning assets were utilized to fund acquisitions and the Company's stock buyback programs during 2000. This decrease was partially offset by an increase in the net interest rate spread from 2.72% to 2.82% when comparing the two quarters.

Interest income increased $16.1 million, or 56%, for the period ending March 31, 2001 compared to the period ending March 31, 2000. This increase reflects the $770.0 million, or 48%, increase in average interest-earning assets to $2.4 billion for the first quarter of 2001 from $1.6 billion for the first quarter of 2000 primarily as a result of the three bank acquisitions in 2000. The increase in interest income also reflects a 38 basis point increase in the overall yield on interest-earning assets from 7.19% for the three months ended March 31, 2000 to 7.57% for the same period in 2001. This increase primarily resulted from the redeployment of funds from lower yielding investment securities into higher yielding loans, due to the three bank acquisitions in 2000 and internal loan growth, as well as a shift in loan portfolio mix from lower yielding residential mortgage loans to higher yielding commercial real estate and commercial business loans. More specifically, the average balance of loans outstanding increased 81% from the first quarter of 2000 to the first quarter of 2001 and the average yield on loans increased 23 basis points when comparing the same two quarters. Correspondingly, interest income on loans increased 87% to $36.5 million for the quarter ended March 31, 2001 from $19.5 million for the same period in 2000.

Interest expense increased 67% from the first quarter of 2000 to the first quarter of 2001, primarily due to the acquisitions in 2000, which caused the average balance on interest-bearing liabilities to increase from $1.4 billion for the first quarter of 2000 to $2.2 billion for the same quarter of 2001. Additionally, interest expense increased as a result of the rate paid on interest bearing liabilities increasing 28 basis points to 4.75% in the quarter ended March 31, 2001 from 4.47% for the same period in 2000. This increase was primarily a result of the Company' s promotional CD programs over the past four months and municipal deposits acquired from Cayuga, which generally bear a higher rate of interest.

Provision for Credit Losses

For the three months ended March 31, 2001, net charge-offs were $638,000 or 0.03% of average loans outstanding compared to $76,000 or 0.01% of average loans outstanding for the same period in 2000 and $307,000 or 0.02% of average loans outstanding for the fourth quarter of 2000. This increase in net charge-offs as a percentage of average loans outstanding was primarily reflective of the additional risk inherent in commercial loans which represented 23.7% of the Company's loan portfolio at March 31, 2001 compared to 21.7% at March 31, 2000 and 23.0% at December 31, 2000. As a result of this and the increase in loans outstanding from the first quarter of 2000, the Company increased its provision for credit losses from $417,000 and $743,000 for the first and fourth quarters of 2000, respectively, to $1.0 million for first quarter of 2001. The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to estimated losses inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.

Noninterest Income

Noninterest income increased to $10.5 million for the three months ended March 31, 2001 from $7.5 million for the same period in 2000, of which approximately $1.7 million is attributable to the acquisitions that occurred subsequent to the first quarter of 2000. Additionally, non-interest income increased $805,000 as a result of increased insurance services and fee income, primarily due to an increase in third-party benefit plan administration revenue and contingent profit sharing revenue. Noninterest income continues to be a stable source of earnings for the Company, which represents 36% of net revenue for the quarter ended March 31, 2001.

Noninterest Expense

Noninterest expense totaled $20.7 million for the first quarter of 2001 reflecting a $7.5 million increase over the first quarter of 2000 total of $13.2 million. This increase was primarily a result of the acquisitions that occurred in the last three quarters of 2000, primarily Cayuga, which occurred in early November and which the Company has not yet begun to realize the anticipated cost savings. These cost savings are expected to begin during the second quarter of 2001, as phase one of the integration was completed near the end of the first quarter. In addition to the above, the Company's noninterest expense continued to be impacted by the increased amortization of goodwill which amounted to $1.4 million in the current quarter, compared to $451,000 for the same quarter of 2000. These increases were partially offset by a decrease in marketing and advertising expenses of $260,000 from the first quarter of 2000 to the first quarter of 2001 as a result of the Company's name change and branding program that began in the first quarter of 2000.

Income Taxes

The effective tax rate increased to 38% for the first three months of 2001 compared to 34% for the same period in 2000, primarily due to the nondeductible goodwill related to the acquisitions in 2000.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, additional funding is provided from the principal and interest payments on loans, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial and multi-family real estate loans, consumer loans, commercial business loans as well as the purchase of mortgage-backed, debt and equity securities. During the first quarter of 2001, loan originations totaled $79.8 million compared to $71.6 million for the first quarter of 2000. However, loans decreased $9.0 million during the current quarter due to the decision to sell fixed rate residential real estate loans originated during the quarter, which more than offset the increase in commercial real estate and commercial business loans. Purchases of investment securities totaled $55.7 million during the first quarter of 2001 as a result of the Company restructuring a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of short term liabilities and improve the Company's overall negative GAP position.

The sales, maturity and principal payments on loans and investment securities, as well as deposit growth were used to fund the above investing activities. During the first quarter of 2001 cash flow provided by the sale, principal payments and maturity of securities available for sale amounted to $67.0 million compared to $32.1 million for the same period in 2000, primarily due to the restructuring of the investment portfolio described above. Deposit growth, primarily the Company's competitively priced certificates of deposit and municipal deposit accounts, provided $24.9 million, and $25.7 million of funding for the three months ending March 31, 2001 and 2000, respectively. Additionally, proceeds from the issuance of long-term debt amounted to $30.0 million, as purchases of low interest rate long-term fixed rate borrowings were made during the quarter, the proceeds of which were used to pay down short-term borrowings.

At March 31, 2001, outstanding loan commitments totaled $182.4 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks and federal funds sold are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of March 31, 2001, the total of cash, interest-bearing demand accounts and federal funds sold was $105.2 million, or 4.0% of total assets.

At March 31, 2001, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                      As of March 31, 2001
                                                 -------------------------------------------------------------------
                                                                            Required            To Be Well Capitalized
                                                                           For Capital          Under Prompt Corrective
                                                      Actual            Adequacy Purposes          Action Provisions
                                                 ----------------       -----------------         ------------------
                                                 Amount     Ratio       Amount      Ratio         Amount       Ratio
                                                 ------     -----       ------      -----         ------       -----
                                                                     (Dollars in thousands)
Total Capital (to risk-weighted assets)....  $   179,453    11.23%     127,879       8.00        159,848       10.00
Tier 1 Capital (to risk-weighted assets)...      161,305    10.09       63,939       4.00         95,909        6.00
Leverage Capital (to average assets).......  $   161,305     6.35%      76,240       3.00        127,067        5.00

Recent Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards related to the accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001 and did not have a material impact on the Company's financial statements as the Company generally does not enter into the types of transactions covered by this pronouncement.

In February 2001, the FASB issued an Exposure Draft of a proposed Statement, Business Combinations and Intangible Assets - Accounting for Goodwill. If issued, the Statement would require all business combinations to be accounted for using the purchase method of accounting. Acquired intangible assets (other than goodwill) would be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment. The goodwill and intangible asset provisions would be effective for the first fiscal quarter beginning after the Statement's issuance. However, there are no assurances that the FASB will issue a new accounting pronouncement or that if issued, it will contain the guidance discussed above. At March 31, 2001, the Company had $85.0 million of goodwill, and recorded $1.4 million of goodwill amortization expense during the first quarter.

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

The accompanying table as of March 31, 2001 sets forth the estimated impact on the Company's net income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                                                         Calculated increase (decrease) at March 31, 2001
                           Changes in                ----------------------------------------------------------
                         interest rates                      Net Income                 Net Portfolio Value
                     ------------------------        ----------------------------    --------------------------
                                                      $ Change        % Change        $ Change       % Change
                                                     ------------    ------------    -----------    -----------
                                                                      (Amounts in thousands)
                        +200 basis points           $     (1,360)       (6.1)%          (40,498)         (14.0)
                        +100 basis points                   (638)       (2.9)           (17,535)          (6.1)
                        -100 basis points                    568         2.6              9,989            3.5
                        -200 basis points           $      1,050         4.7%            10,129            3.5

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

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibit is filed herewith:

      Exhibit No.
      -----------

            99.1 Summary of Quarterly Financial Data

      (b) Reports on Form 8-K

      First Niagara Financial Group, Inc. filed on January 17, 2001 a Current Report on Form 8-K to provide financial information relating to the acquisition of Iroquois Bancorp, Inc. Such Current Report, as an Item 7 exhibit, included pro forma information as of September 30, 2000 and December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST NIAGARA FINANCIAL GROUP, INC.


Date: May 7, 2001      By: /s/ William E. Swan
                           ---------------------------------------
                               William E. Swan
                               Chairman, President and Chief Executive Officer


Date: May 7, 2001      By: /s/ Daniel A. Dintino, Jr.
                           ---------------------------------------
                               Daniel A. Dintino, Jr.
                               Senior Vice President and Chief Financial Officer

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data
Exhibit 99.1

                                              2001                                      2000
                                         ------------   ---------------------------------------------------------------------
                                            First          As of          Fourth          Third        Second        First
                                           Quarter       December 31,     Quarter        Quarter       Quarter      Quarter
                                         ------------   -------------   ------------  -------------  ------------  ----------
-----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
Total assets                          $     2,650,604      2,624,686      2,624,686      2,040,956     1,800,863    1,778,469
Total interest-earning assets         $     2,398,077      2,370,613      2,370,613      1,882,330     1,677,146    1,657,272
Securities, at amortized cost         $       497,789        502,394        502,394        488,563       489,569      553,433
Loans:
   Real estate loans:
     One-to four-family               $     1,067,925      1,089,607      1,089,607        805,569       690,811      673,913
     Home equity                      $       104,527        104,254        104,254         45,633        34,220       32,285
     Multi-family                     $       112,328        111,668        111,668         87,970        79,372       77,738
     Commercial real-estate           $       225,393        217,759        217,759        191,137       158,156      131,112
     Construction                     $        36,948         35,059         35,059         32,655        24,908       28,794
                                         ------------   ------------   ------------  -------------  ------------  -----------
       Total real estate loans        $     1,547,121      1,558,347      1,558,347      1,162,964       987,467      943,842
                                         ------------   ------------   ------------  -------------  ------------  -----------

   Consumer loans:
     Mobile home                      $        22,705         22,987         22,987         23,457        24,351       25,337
     Recreational vehicle             $        28,912         31,246         31,246         32,657        26,837       24,765
     Automobile                       $        74,025         71,044         71,044         66,374        32,472       25,476
     Personal                         $        35,646         38,024         38,024         21,689        15,230       15,349
     Home improvement                 $         9,216          8,973          8,973          7,484         7,925        7,885
     Guaranteed student               $        16,408         14,242         14,242         14,283        14,041       14,483
     Other consumer                   $           851          1,613          1,613            995           665          332
                                         ------------   ------------   ------------  -------------  ------------  -----------
       Total consumer loans           $       187,763        188,129        188,129        166,939       121,521      113,627
                                         ------------   ------------   ------------  -------------  ------------  -----------

   Commercial business loans          $        96,358         93,730         93,730         46,794        33,013       26,237
Net deferred costs and discounts      $         1,161            714            714          1,885         2,938        3,231
                                         ------------   ------------   ------------  -------------  ------------  -----------
       Total loans                    $     1,832,403      1,840,920      1,840,920      1,378,582     1,144,939    1,086,937
Goodwill, net                         $        84,968         84,955         84,955         44,316        27,917       17,744
Memo items:
   Total loans originated             $        79,755        419,501        106,745        124,817       116,358       71,581
   Total loans serviced for others    $       201,135        190,101        190,101        153,078       144,891      138,463

Total interest-bearing liabilities    $     2,267,260      2,249,683      2,249,683      1,705,311     1,498,546    1,476,730

Deposits:
   Interest-bearing deposits          $     1,843,602      1,820,116      1,820,116      1,373,382     1,185,855    1,162,211
   Noninterest-bearing deposits       $        87,638         86,235         86,235         53,922        37,471       38,438
                                         ------------   ------------   ------------  -------------  ------------  -----------
     Total deposits                   $     1,931,240      1,906,351      1,906,351      1,427,304     1,223,326    1,200,649

Short-term borrowings                 $        99,838        121,803        121,803         55,478        75,180       74,588
Long-term borrowings                  $       323,820        307,764        307,764        276,451       237,510      239,931
Stockholders' equity                  $       248,985        244,540        244,540        236,021       228,995      229,947
Tangible equity (5)                   $       164,017        159,585        159,585        191,705       201,078      212,203
Fair value adjustment included in
   stockholders' equity               $         1,962            336            336         (5,064)       (8,844)      (8,300)
Common shares outstanding:
   Basic                                       24,680         24,667         24,667         24,638        24,654       25,014
   Diluted                                     24,801         24,686         24,686         24,658        24,686       25,014

                                                               1999
                                          -------------------------------------------
                                             As of           Fourth          Third
                                           December 31,     Quarter         Quarter
                                          -------------   ------------   ------------
-------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Amounts in thousands)
-------------------------------------------------------------------------------------
Total assets                                 1,711,712      1,711,712       1,680,087
Total interest-earning assets                1,611,313      1,611,313       1,577,171
Securities, at amortized cost                  578,546        578,546         609,778
Loans:
   Real estate loans:
     One-to four-family                        609,742        609,742         590,184
     Home equity                                22,499         22,499          20,124
     Multi-family                               74,652         74,652          71,703
     Commercial real-estate                    120,758        120,758         117,230
     Construction                               28,413         28,413          20,453
                                          ------------   ------------   -------------
       Total real estate loans                 856,064        856,064         819,694
                                          ------------   ------------   -------------

   Consumer loans:
     Mobile home                                25,957         25,957          25,991
     Recreational vehicle                       23,389         23,389          19,304
     Automobile                                 24,289         24,289          20,419
     Personal                                   15,771         15,771          15,841
     Home improvement                            7,983          7,983           8,292
     Guaranteed student                         12,564         12,564          12,275
     Other consumer                                280            280             384
                                          ------------   ------------   -------------
       Total consumer loans                    110,233        110,233         102,506
                                          ------------   ------------   -------------

   Commercial business loans                    24,301         24,301          19,209
Net deferred costs and discounts                 4,892          4,892           5,608
                                          ------------   ------------   -------------
       Total loans                             995,490        995,490         947,017
Goodwill, net                                   13,450         13,450          13,948
Memo items:
   Total loans originated                      372,131         90,008          98,692
   Total loans serviced for others             124,578        124,578         121,026

Total interest-bearing liabilities           1,413,798      1,413,798       1,367,354

Deposits:
   Interest-bearing deposits                 1,078,153      1,078,153       1,067,133
   Noninterest-bearing deposits                 35,149         35,149          32,631
                                          ------------   ------------   -------------
     Total deposits                          1,113,302      1,113,302       1,099,764

Short-term borrowings                           90,005         90,005          45,461
Long-term borrowings                           245,640        245,640         254,760
Stockholders' equity                           232,616        232,616         235,690
Tangible equity (5)                            219,166        219,166         221,742
Fair value adjustment included in
   stockholders' equity                         (8,893)        (8,893)         (6,002)
Common shares outstanding:
   Basic                                        25,658         25,658          25,954
   Diluted                                      25,658         25,658          25,954

                                                 2001                                       2000
                                             -------------  ------------------------------------------------------------------
                                                 First       Year-to-Date    Fourth         Third        Second        First
                                                Quarter      December 31,    Quarter       Quarter       Quarter      Quarter
                                             -------------  -------------   -----------  ------------  ------------  ---------
------------------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (4)
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------
Total assets                              $      2,628,566     1,992,032     2,417,528     2,044,237     1,786,630   1,714,486
Total interest-earning assets             $      2,381,610     1,846,782     2,207,806     1,893,411     1,669,930   1,611,639
Securities, at amortized cost             $        501,993       521,354       493,462       511,437       515,954     564,979
Loans  (1)                                $      1,836,824     1,292,112     1,686,912     1,350,402     1,114,528   1,011,695
Goodwill, net                             $         84,917        40,122        70,637        44,749        26,227      18,488
Interest-bearing liabilities:
   Savings accounts                       $        412,219       338,475       390,321       354,858       311,953     296,016
   Interest-bearing checking              $        537,869       411,778       492,422       425,986       378,951     348,709
   Certificates of deposits               $        854,165       558,860       756,410       577,313       467,648     431,696
   Mortgagors' payments held in escrow    $         15,359        14,959        17,150        19,671        12,738      10,201
   Other borrowed funds                   $        429,736       347,959       404,293       341,811       317,183     327,999
                                             -------------  ------------   -----------  ------------  ------------  ----------
     Total interest-bearing liabilities   $      2,249,348     1,672,031     2,060,596     1,719,639     1,488,473   1,414,621

Interest-bearing deposits                 $      1,819,612     1,324,072     1,656,303     1,377,828     1,171,290   1,086,622
Noninterest-bearing deposits              $         78,712        46,799        69,434        48,980        35,504      33,005
                                             -------------  ------------   -----------  ------------  ------------  ----------
   Total deposits                         $      1,898,324     1,370,871     1,725,737     1,426,808     1,206,794   1,119,627

Short-term borrowings                     $        109,975        92,401       103,940        93,565        80,915      91,060
Long-term borrowings                      $        319,761       255,558       300,353       248,246       236,268     236,939
Stockholders' equity                      $        249,181       232,949       240,630       233,024       227,192     230,809
Tangible equity (5)                       $        164,264       192,827       169,993       188,275       200,965     212,321
Common shares outstanding:
   Basic                                            24,667        24,847        24,647        24,632        24,739      25,377
   Diluted                                          24,788        24,858        24,662        24,643        24,753      25,377

                                                             1999
                                          ------------------------------------------
                                          Year-to-Date      Fourth          Third
                                          December 31,     Quarter         Quarter
                                          ------------   ------------   ------------
------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (4)
(Amounts in thousands)
------------------------------------------------------------------------------------
Total assets                                1,627,049      1,694,707       1,671,065
Total interest-earning assets               1,526,358      1,584,151       1,580,682
Securities, at amortized cost                 614,174        589,707         627,259
Loans  (1)                                    869,910        961,904         917,658
Goodwill, net                                  13,768         13,692          14,070
Interest-bearing liabilities:
   Savings accounts                           302,583        297,622         308,467
   Interest-bearing checking                  306,628        334,976         320,868
   Certificates of deposits                   433,168        430,615         423,590
   Mortgagors' payments held in escrow         10,834         10,984          15,191
   Other borrowed funds                       261,515        314,327         296,739
                                          -----------   ------------   -------------
     Total interest-bearing liabilities     1,314,728      1,388,524       1,364,855

Interest-bearing deposits                   1,053,213      1,074,197       1,068,116
Noninterest-bearing deposits                   31,921         32,125          31,839
                                          -----------   ------------   -------------
   Total deposits                           1,085,134      1,106,322       1,099,955

Short-term borrowings                          41,048         65,844          45,454
Long-term borrowings                          220,466        248,483         251,285
Stockholders' equity                          245,099        236,380         238,182
Tangible equity (5)                           231,331        222,688         224,112
Common shares outstanding:
   Basic                                       26,744         25,864          26,225
   Diluted                                     26,744         25,864          26,225

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data (Cont'd.)
Exhibit 99.1

                                                       2001                                2000
                                                    ----------   ----------------------------------------------------------
                                                       First     Year-to-Date     Fourth      Third     Second      First
                                                      Quarter    December 31,    Quarter     Quarter    Quarter    Quarter
                                                    ----------   ------------  ----------   ---------  ---------  ---------
---------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------
Interest income                                  $      45,087       137,040       41,835      35,410     30,836     28,959
Interest expense                                 $      26,342        76,862       24,441      19,936     16,727     15,759
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Net interest income                              $      18,745        60,178       17,394      15,474     14,109     13,200
Provision for credit losses                      $       1,040         2,258          743         544        554        417
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Net interest income after provision              $      17,705        57,920       16,651      14,930     13,555     12,783

Noninterest income:
   Bank service charges and fees                 $       2,228         7,257        2,154       1,941      1,678      1,484
   Lending and leasing income                    $       1,044         3,105          914         775        791        625
   Insurance services and fees                   $       4,787        16,685        4,110       4,244      4,349      3,982
   Bank-owned life insurance earnings            $         583         2,070          570         515        504        482
   Annuity and mutual fund commissions           $         445         1,348          252         380        421        295
   Investment and security gains                 $         520         1,829        1,011         247        315        258
   Investment and fiduciary services             $         398           965          445         406        114          -
   Other                                         $         527           831          122         195        161        350
                                                    ----------   -----------  -----------  ---------- ---------- ----------
     Total noninterest income                    $      10,532        34,090        9,578       8,703      8,333      7,476

Noninterest expense:
   Salaries and benefits                         $      11,669        34,224        9,714       8,896      8,021      7,593
   Occupancy and equipment                       $       2,075         5,735        1,681       1,446      1,329      1,279
   Technology and communications                 $       1,990         5,733        1,795       1,459      1,271      1,208
   Marketing and advertising                     $         433         2,603          502         522        886        693
   Other                                         $       3,132        10,172        3,518       2,434      2,257      1,962
                                                    ----------   -----------  -----------  ---------- ---------- ----------
     Total noninterest expense                   $      19,299        58,467       17,210      14,757     13,764     12,735

Income before income taxes and goodwill
   amortization                                  $       8,938        33,543        9,019       8,876      8,124      7,524
Income taxes                                     $       2,858        10,973        3,009       2,895      2,653      2,416
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Net income before goodwill amortization          $       6,080        22,570        6,010       5,981      5,471      5,108
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Goodwill amortization                            $       1,418         3,051        1,126         864        609        452
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Net income                                       $       4,662        19,519        4,884       5,117      4,862      4,656
                                                    ----------   -----------  -----------  ---------- ---------- ----------

---------------------------------------------------------------------------------------------------------------------------
STOCK AND RELATED PER SHARE DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------
Net income per share:
   Cash basis:
     Basic                                       $        0.24          0.89         0.23        0.24       0.22       0.20
     Diluted                                     $        0.24          0.89         0.23        0.24       0.22       0.20
   GAAP basis:
     Basic                                       $        0.19          0.79         0.20        0.21       0.20       0.18
     Diluted                                     $        0.19          0.79         0.20        0.21       0.20       0.18
Cash dividends                                   $        0.08          0.28         0.08        0.07       0.07       0.06
Dividend payout ratio                                   42.11%        35.44%       40.00%      33.70%     35.62%     32.70%
Book value                                       $       10.09          9.91         9.91        9.58       9.29       9.19
Market price (NASDAQ: FNFG):
 High                                            $       12.00         11.06        11.06        9.75      10.16      10.38
 Low                                             $       10.75          8.25         8.75        8.50       9.00       8.25
 Close                                           $       11.19         10.81        10.81        9.25       9.38       9.75
Treasury shares repurchased                                  0         1,098            5          30        407        656

---------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS (4)
(Annualized)
---------------------------------------------------------------------------------------------------------------------------
Cash basis:
   Return on average assets                              0.94%         1.14%        0.99%       1.18%      1.25%      1.21%
   Return on average equity                             14.54%        11.53%       13.73%      12.50%     10.91%      9.64%
GAAP basis:
   Return on average assets                              0.71%         0.98%        0.81%       1.00%      1.09%      1.09%
   Return on average equity                              7.50%         8.38%        8.12%       8.74%      8.61%      8.11%
   Return on average tangible equity                    11.38%        10.12%       11.52%      10.90%      9.70%      8.80%
Yield on interest-earning assets                         7.57%         7.42%        7.58%       7.48%      7.39%      7.19%
Rate on interest-bearing liabilities                     4.75%         4.60%        4.71%       4.60%      4.51%      4.47%
                                                    ----------   -----------  -----------  ---------- ---------- ----------
Net interest rate spread                                 2.82%         2.82%        2.87%       2.88%      2.88%      2.72%

Net interest margin as a percentage of
 interest-earning assets                                 3.19%         3.26%        3.13%       3.24%      3.39%      3.28%

As a percentage of average assets (5):
 Noninterest income (3)                                  1.68%         1.76%        1.69%       1.72%      1.90%      1.78%
 Noninterest expense (5)                                 3.08%         3.00%        2.93%       2.94%      3.15%      3.02%
                                                    ----------   -----------  -----------  ---------- ---------- ----------
 Net overhead                                            1.40%         1.24%        1.24%       1.22%      1.25%      1.24%
Efficiency ratio (5)                                    65.92%        61.80%       62.97%      61.13%     61.44%     61.62%
Efficiency ratio (includes goodwill amortization)       70.77%        65.02%       67.09%      64.71%     64.07%     63.70%

                                                                        1999
                                                      ---------------------------------------
                                                      Year-to-Date     Fourth         Third
                                                      December 31,    Quarter        Quarter
                                                      -----------   ------------   ----------
---------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------
Interest income                                          107,814         28,401        27,893
Interest expense                                          57,060         15,458        14,873
                                                      ----------   ------------   -----------
Net interest income                                       50,754         12,943        13,020
Provision for credit losses                                2,466            544           554
                                                      ----------   ------------   -----------
Net interest income after provision                       48,288         12,399        12,466

Noninterest income:
   Bank service charges and fees                           4,816          1,292         1,258
   Lending and leasing income                              1,684            390           379
   Insurance services and fees                            15,723          3,813         3,959
   Bank-owned life insurance earnings                      1,581            498           418
   Annuity and mutual fund commissions                     1,382            331           355
   Investment and security gains                           1,901            465           457
   Investment and fiduciary services                           -              -             -
   Other                                                     601            101           202
                                                      ----------   ------------   -----------
     Total noninterest income                             27,688          6,890         7,028

Noninterest expense:
   Salaries and benefits                                  27,708          7,186         7,234
   Occupancy and equipment                                 4,506          1,157         1,105
   Technology and communications                           4,481          1,205         1,131
   Marketing and advertising                               1,893            413           461
   Other                                                   7,561          2,188         1,825
                                                      ----------   ------------   -----------
     Total noninterest expense                            46,149         12,149        11,756

Income before income taxes and goodwill amortization      29,827          7,140         7,738
Income taxes                                               9,893          2,317         2,580
                                                      ----------   ------------   -----------
Net income before goodwill amortization                   19,934          4,823         5,158
                                                      ----------   ------------   -----------
Goodwill amortization                                      1,494            374           372
                                                      ----------   ------------   -----------
Net income                                                18,440          4,449         4,786
                                                      ----------   ------------   -----------

---------------------------------------------------------------------------------------------
STOCK AND RELATED PER SHARE DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------
Net income per share:
   Cash basis:
     Basic                                                  0.75           0.19          0.20
     Diluted                                                0.75           0.19          0.20
   GAAP basis:
     Basic                                                  0.69           0.17          0.18
     Diluted                                                0.69           0.17          0.18
Cash dividends                                              0.14 (2)       0.06 (2)        --(2)
Dividend payout ratio                                     20.30% (2)     34.88% (2)        --(2)
Book value                                                  9.07           9.07          9.08
Market price (NASDAQ: FNFG):
 High                                                      11.13          11.00         10.94
 Low                                                        9.00          10.13          9.69
 Close                                                     10.25          10.25         10.44
Treasury shares repurchased                                3,111            308           465

---------------------------------------------------------------------------------------------
PERFORMANCE RATIOS (4)
(Annualized)
---------------------------------------------------------------------------------------------
Cash basis:
   Return on average assets                                1.24%          1.14%         1.24%
   Return on average equity                                8.62%          8.59%         9.16%
GAAP basis:
   Return on average assets                                1.13%          1.04%         1.14%
   Return on average equity                                7.52%          7.47%         7.97%
   Return on average tangible equity                       7.97%          8.01%         8.57%
Yield on interest-earning assets                           7.06%          7.17%         7.06%
Rate on interest-bearing liabilities                       4.34%          4.42%         4.32%
                                                      ----------   ------------   -----------
Net interest rate spread                                   2.72%          2.75%         2.74%

Net interest margin as a percentage of
 interest-earning assets                                   3.33%          3.24%         3.27%

As a percentage of average assets (5):
 Noninterest income (3)                                    1.69%          1.56%         1.68%
 Noninterest expense (5)                                   2.86%          2.87%         2.81%
                                                      ----------   ------------   -----------
 Net overhead                                              1.17%          1.31%         1.13%
Efficiency ratio (5)                                      59.19%         62.18%        58.64%
Efficiency ratio (includes goodwill amortization)         61.11%         64.10%        60.50%

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data (Cont'd.)
Exhibit 99.1

                                                   2001                                     2000
                                               -----------   -----------------------------------------------------------------
                                                  First         As of          Fourth        Third       Second       First
                                                 Quarter      December 31,     Quarter      Quarter      Quarter     Quarter
                                               -----------   -------------  ------------  ------------  ----------  ----------
------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS

------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                      10.09%          9.96%         9.96%        15.76%      19.50%       20.09%
Total capital                                       11.23%         11.13%        11.13%        16.98%      20.68%       21.33%
Leverage capital                                     6.35%          6.78%         6.78%         9.81%      11.99%       12.62%
Equity to assets                                     9.39%          9.32%         9.32%        11.56%      12.72%       12.93%

------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY DATA
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------
Non-performing loans:
   One- to four-family                      $        3,519          3,543         3,543         2,536       1,209        1,325
   Home equity                              $          649            641           641            47          17           54
   Commercial real estate and multi-family  $        1,304            926           926           551         487          627
   Consumer                                 $          413            515           515           164          42           70
   Commercial business                      $          569            858           858           266         232          159
                                               -----------   ------------  ------------  ------------  ----------  -----------
     Total non-performing loans             $        6,454          6,483         6,483         3,564       1,987        2,235

Other non-performing assets                 $          867            757           757           507         238          436
                                               -----------   ------------  ------------  ------------  ----------  -----------
Total non-performing assets                 $        7,321          7,240         7,240         4,071       2,225        2,671

Allowance for credit losses                 $       18,148         17,746        17,746        13,645      10,991       10,503
Net loan charge-offs                        $          638            735           307           286          66           76
Total non-performing assets as a
   percentage of total assets                        0.28%          0.28%         0.28%         0.20%       0.12%        0.15%
Total non-performing loans to total loans            0.35%          0.35%         0.35%         0.26%       0.18%        0.21%
Net charge-offs to average loans                     0.03%          0.06%         0.02%         0.02%       0.01%        0.01%
Allowance for credit losses to total loans           0.99%          0.96%         0.96%         0.99%       0.96%        0.97%
Allowance for credit losses
   to non-performing loans                         281.19%        273.73%       273.73%       382.85%     553.15%      469.93%
------------------------------------------------------------------------------------------------------------------------------
Personnel FTE                                       916.50         929.50        929.50        751.00      671.50       649.50
Number of bank offices                                  36             36            36            25          22           22

                                                                 1999
                                            -------------------------------------------
                                                As of           Fourth          Third
                                             December 31,       Quarter        Quarter
                                            -------------    ------------   -----------
---------------------------------------------------------------------------------------
CAPITAL RATIOS

---------------------------------------------------------------------------------------
Tier 1 capital                                    22.40%          22.40%         22.88%
Total capital                                     23.56%          23.56%         24.00%
Leverage capital                                  13.51%          13.51%         13.71%
Equity to assets                                  13.59%          13.59%         14.03%

---------------------------------------------------------------------------------------
ASSET QUALITY DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------
Non-performing loans:
   One- to four-family                               974             974            926
   Home equity                                       130             130            132
   Commercial real estate and multi-family           640             640            641
   Consumer                                           33              33            145
   Commercial business                               152             152            152
                                            ------------    ------------   ------------
     Total non-performing loans                    1,929           1,929          1,996

Other non-performing assets                        1,073           1,073          1,017
                                            ------------    ------------   ------------
Total non-performing assets                        3,002           3,002          3,013

Allowance for credit losses                        9,862           9,862          9,526
Net loan charge-offs                                 614             208            146
Total non-performing assets as a
   percentage of total assets                      0.18%           0.18%          0.18%
Total non-performing loans to total loans          0.19%           0.19%          0.21%
Net charge-offs to average loans                   0.07%           0.02%          0.02%
Allowance for credit losses to total loans         0.99%           0.99%          1.01%
Allowance for credit losses
   to non-performing loans                       511.27%         511.27%        477.26%
---------------------------------------------------------------------------------------
Personnel FTE                                     624.50          624.50         635.00
Number of bank offices                                18              18             18

--------------------------------------------

(1) Net of deferred loan fees and expenses, loan discounts, loan purchase accounting adjustments and loans-in-process.
(2) In order to coincide with the Company's Board of Director's review of quarterly results, the dividend declaration date for the third quarter of 1999 was scheduled during the fourth quarter of 1999. Correspondingly, the dividend declaration date for the fourth quarter of 1999 was scheduled during the first quarter of 2000. During 1999, three quarterly dividends were declared.
(3)   Excluding net gain/loss on sale of securities available for sale.
(4)   Averages presented are daily averages.
(5)   Excludes the impact of goodwill.