Form 10-Q
period 2001-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2001-08-10
CIK 1051741

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

                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23975


                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)


          Delaware                                                16-1545669
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY               14095-0514
     (Address of principal executive offices)                     (Zip Code)


                                 (716) 625-7500
              (Registrant's telephone number, including area code)



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


The  Registrant  had  25,679,486   shares  of  Common  Stock,  $.01  par  value,
outstanding as of August 10, 2001.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2001



                                TABLE OF CONTENTS


Item Number                                                          Page Number

                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

      Condensed Consolidated Statements of Condition as of
        June 30, 2001 (unaudited) and December 31, 2000.....................   3

      Condensed Consolidated Statements of Income for the
        three and six months ended June 30, 2001 and 2000 (unaudited).......   4

      Condensed Consolidated Statements of Comprehensive Income for the
        three and six months ended June 30, 2001 and 2000 (unaudited).......   5

      Condensed Consolidated Statements of Changes in Stockholders'
        Equity for the six months ended June 30, 2001 and 2000 (unaudited)..   6

      Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 2001 and 2000 (unaudited).................   7

      Notes to Condensed Consolidated Financial Statements (unaudited)......   8

2.   Management's  Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  12

3.   Quantitative and Qualitative Disclosures about Market Risk.............  23


                           PART II - OTHER INFORMATION

1.   Legal Proceedings......................................................  24

2.   Changes in Securities and Use of Proceeds..............................  24

3.   Defaults upon Senior Securities........................................  24

4.   Submission of Matters to a Vote of Security Holders....................  24

5.   Other Information......................................................  24

6.   Exhibits and Reports on Form 8-K.......................................  25

Signatures..................................................................  25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition


                                                                        June 30,     December 31,
                                                                          2001           2000
                                                                      -----------    -----------
                                                                      (unaudited)

                                                                      (In thousands except share
                                                                         and per share amounts)
                                Assets
Cash and cash equivalents:
    Cash and due from banks .......................................   $    48,633        51,915
    Federal funds sold ............................................        22,400        10,900
                                                                      -----------    ----------
           Total cash and cash equivalents ........................        71,033        62,815

Securities available for sale .....................................       513,424       501,834
Loans, net ........................................................     1,835,425     1,823,174
Premises and equipment, net .......................................        40,575        40,094
Goodwill, net .....................................................        83,595        84,955
Other assets ......................................................       112,004       111,814
                                                                      -----------    ----------
                    Total assets ..................................   $ 2,656,056     2,624,686
                                                                      ===========    ==========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits ........................................................   $ 1,955,384     1,906,351
  Short-term borrowings ...........................................        89,654       121,803
  Long-term borrowings ............................................       314,518       307,764
  Other liabilities ...............................................        44,343        44,228
                                                                      -----------    ----------
                    Total liabilities .............................     2,403,899     2,380,146
                                                                      -----------    ----------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued ...................................            --            --
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued ......................           298           298
    Additional paid-in capital ....................................       135,742       135,776
    Retained earnings .............................................       169,273       163,836
    Accumulated other comprehensive income ........................         1,849           336
    Common stock held by ESOP (907,868 shares in 2001 and 935,083
         shares in 2000) ..........................................       (12,018)      (12,378
    Treasury stock, at cost, 4,116,464 shares in 2001 and 4,154,180
        shares in 2000 ............................................       (42,987)      (43,328
                                                                      -----------    ----------
                    Total stockholders' equity ....................       252,157       244,540
                                                                      -----------    ----------
                    Total liabilities and stockholders' equity ....   $ 2,656,056     2,624,686
                                                                      ===========    ==========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                 Three Months Ended  Six Months Ended
                                                       June 30,          June 30,
                                                 ------------------  ----------------
                                                   2001      2000     2001     2000
                                                  -------   ------   ------   ------
                                                (In thousands except per share amounts)
Interest income:
   Loans ......................................   $36,111   21,953   72,586   41,500
   Investment securities ......................     7,646    8,161   15,439   16,998
   Federal funds sold .........................       397      344      725      510
   Other ......................................       473      378      964      787
                                                  -------   ------   ------   ------
            Total interest income .............    44,627   30,836   89,714   59,795

Interest expense:
   Deposits ...................................    19,415   12,181   39,296   23,225
   Borrowings .................................     6,122    4,546   12,583    9,261
                                                  -------   ------   ------   ------
            Total interest expense ............    25,537   16,727   51,879   32,486
                                                  -------   ------   ------   ------

Net interest income ...........................    19,090   14,109   37,835   27,309
Provision for credit losses ...................       860      554    1,900      971
                                                  -------   ------   ------   ------

            Net interest income after provision
                for credit losses .............    18,230   13,555   35,935   26,338
                                                  -------   ------   ------   ------

Noninterest income:
   Banking service charges and fees ...........     2,419    1,678    4,647    3,162
   Lending and leasing income .................       997      791    2,041    1,417
   Insurance services and fees ................     4,700    4,349    9,487    8,331
   Bank-owned life insurance income ...........       598      504    1,181      986
   Annuity and mutual fund commissions ........       408      421      853      716
   Investment and security gains ..............       428      315      948      573
   Investment and fiduciary services income ...       358      114      756      114
   Other ......................................       349      161      876      510
                                                  -------   ------   ------   ------
            Total noninterest income ..........    10,257    8,333   20,789   15,809
                                                  -------   ------   ------   ------

Noninterest expense:
   Salaries and employee benefits .............    11,150    8,021   22,819   15,614
   Occupancy and equipment ....................     1,897    1,329    3,972    2,608
   Technology and communications ..............     1,765    1,271    3,755    2,479
   Marketing and advertising ..................       781      886    1,214    1,579
   Goodwill amortization ......................     1,418      609    2,836    1,061
   Other ......................................     3,490    2,257    6,622    4,219
                                                  -------   ------   ------   ------
            Total noninterest expense .........    20,501   14,373   41,218   27,560
                                                  -------   ------   ------   ------

             Income before income taxes .......     7,986    7,515   15,506   14,587

Income tax expense ............................     2,973    2,653    5,831    5,069
                                                  -------   ------   ------   ------

             Net income .......................   $ 5,013    4,862    9,675    9,518
                                                  =======   ======   ======   ======

Earnings per common share:
             Basic and diluted ................   $  0.20     0.20     0.39     0.38

Cash dividends per common share ...............   $  0.09     0.07     0.17     0.13


Weighted average common shares outstanding:
       Basic ..................................    24,697   24,739   24,682   25,058
       Diluted ................................    24,982   24,753   24,917   25,065

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                                           Three Months Ended    Six Months Ended
                                                                 June 30,            June 30,
                                                           ------------------    ----------------
                                                            2001       2000      2001       2000
                                                           -------   -------    -------   -------
                                                                  (Amounts in thousands)
Net income .............................................   $ 5,013     4,862      9,675     9,518

Other comprehensive income, net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the
          period .......................................      (363)     (540)     1,638        39
        Less: Reclassification adjustment for realized
          gains (losses) included in net income ........      (127)        4       (126)      (10)
                                                           -------   -------    -------   -------
                                                              (236)     (544)     1,764        49
    Cash flow hedges:
        Net unrealized losses arising during the period         (9)       --       (300)       --
        Less: Reclassification adjustment for realized
          losses included in net income ................      (131)       --       (144)       --
                                                           -------   -------    -------   -------
                                                               122                 (156)
          Total comprehensive income before cumulative
               effect of change in accounting principle
                    (SFAS No. 133) .....................     4,899     4,318     11,283     9,567

    Cumulative effect of change in accounting principle
          (SFAS No. 133), net of tax ...................        --        --        (95)       --
                                                           -------   -------    -------   -------

                  Total comprehensive income ...........   $ 4,899     4,318     11,188     9,567
                                                           =======   =======    =======   =======

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                               Accumulated    Common
                                                    Additional                    other        stock
                                            Common   paid-in       Retained    comprehensive  held by     Treasury
                                            stock    capital       earnings    income (loss)   ESOP        stock        Total
                                            ------  ----------     --------    -------------  -------     --------      -----
                                                                (In thousands except share and per share amounts)
Balances at January 1, 2000 ...........     $298      135,964       151,341      (8,893)     (13,076)     (33,018)      232,616
   Net income .........................       --           --         9,518          --           --           --         9,518
   Unrealized gain on securities
     available for sale, net of
     reclassification adjustment and
     taxes ............................       --           --            --          49           --           --            49
   Purchase of treasury stock
      (1,063,300 shares) ..............       --           --            --          --           --      (10,550)      (10,550)
   ESOP shares committed to be
     released (26,775 shares) .........       --         (101)           --          --          354           --           253
   Vested restricted stock plan awards
      (33,220 shares) .................       --           18            --          --           --          339           357
   Common stock dividend of $0.13 per
    share .............................       --           --        (3,248)         --           --           --        (3,248)
                                            ----     --------      --------      ------      -------      -------      --------
Balances at June 30, 2000 .............     $298      135,881       157,611      (8,844)     (12,722)     (43,229)      228,995
                                            ====     ========      ========      ======      =======      =======      ========


Balances at January 1, 2001 ...........     $298      135,776       163,836         336      (12,378)     (43,328)      244,540
   Net income .........................       --           --         9,675          --           --           --         9,675
   Unrealized gain on securities
     available for sale, net of
     reclassification adjustment and
     taxes ............................       --           --            --       1,764           --           --         1,764
   Unrealized loss on interest rate
     swaps, net of reclassification
     adjustment and taxes .............       --           --            --        (156)          --           --          (156)
   Cumulative effect of change in
     accounting principle (SFAS
     No. 133) .........................       --           --            --         (95)          --           --           (95)
   ESOP shares committed to be
     released (27,215 shares) .........       --          (27)           --          --          360           --           333
   Vested restricted stock plan awards
      (37,716 shares) .................       --           (7)           --          --           --          341           334
   Common stock dividend of $0.17 per
    share .............................       --           --        (4,238)         --           --           --        (4,238)
                                            ----     --------      --------      ------      -------      -------      --------
Balances at June 30, 2001 .............     $298      135,742       169,273       1,849      (12,018)     (42,987)      252,157
                                            ====     ========      ========      ======      =======      =======      ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                    Six Months Ended June 30,
                                                                        2001        2000
                                                                      ---------   --------
                                                                     (Amounts in thousands)
  Cash flows from operating activities:
     Net income ...................................................   $   9,675      9,518
     Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization (accretion) of fees and discounts, net ....        (150)        22
           Depreciation of premises and equipment .................       2,288      1,631
           Provision for credit losses ............................       1,900        971
           Amortization of goodwill ...............................       2,836      1,061
           Net (gain) loss on sale of securities available for sale        (137)        17
           ESOP compensation expense ..............................         333        253
           Deferred income tax expense (benefit) ..................         256         (6)
           (Increase) decrease in other assets ....................        (807)     1,954
           Increase in other liabilities ..........................       1,256      2,320
                                                                      ---------   --------
                 Net cash provided by operating activities ........      17,450     17,741
                                                                      ---------   --------

  Cash flows from investing activities:
     Proceeds from sales of securities available for sale .........      58,344     51,398
     Proceeds from maturities of securities available for sale ....      20,294     15,545
     Principal payments received on securities available for sale .      36,451     41,656
     Purchases of securities available for sale ...................    (124,766)   (20,281)
     Net increase in loans ........................................     (14,112)   (87,812)
     Acquisitions, net of cash acquired ...........................        (905)    (7,830)
     Other, net ...................................................      (3,793)    (1,875)
                                                                      ---------   --------
                 Net cash used by investing activities ............     (28,487)    (9,199)
                                                                      ---------   --------

Cash flows from financing activities:
  Net increase in deposits ........................................      49,033     48,346
  Repayments of short-term borrowings .............................     (48,210)   (33,891)
  Proceeds from long-term borrowings ..............................      32,500         --
  Repayments of long-term borrowings ..............................      (9,830)      (230)
  Purchase of treasury stock ......................................          --    (10,550)
  Dividends paid on common stock ..................................      (4,238)    (3,248)
                                                                      ---------   --------
               Net cash provided by financing activities ..........      19,255        427
                                                                      ---------   --------

Net increase in cash and cash equivalents .........................       8,218      8,969
Cash and cash equivalents at beginning of period ..................      62,815     41,949
                                                                      ---------   --------
Cash and cash equivalents at end of period ........................   $  71,033     50,918
                                                                      =========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes ............................................   $   4,851      5,413
          Interest expense ........................................   $  52,416     32,123
                                                                      =========   ========

   Acquisition of banks and financial services companies:
       Fair value of:
         Assets acquired (noncash) ................................   $     141     65,218
         Liabilities assumed ......................................          67     75,541
         Purchase price payable ...................................   $     450      2,320
                                                                      =========   ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)  Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassification adjustments were made to the 2000 financial statements to conform them to the 2001 presentation.

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

This community bank holding company structure allows each of the Banks to focus on and more effectively serve the communities in which they operate. The Company emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its market area.

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

On November 3, 2000, FNFG acquired all of the stock of Iroquois Bancorp, Inc. ("Iroquois") and its wholly owned subsidiaries Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. FNFG paid $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.2 million. The transaction was accounted for under the purchase method of accounting and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Approximately $44.1 million of goodwill has been recorded and is being amortized on a straight-line basis over twenty years. Upon closing of the transaction, FNFG merged the branches of Homestead Savings into Cayuga's branch network, which is being operated as a wholly owned subsidiary of FNFG.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


On July 7, 2000, FNFG acquired all of the common stock of CNY Financial Corporation ("CNY") and its subsidiary bank, Cortland. FNFG paid $18.75 per share in cash for each of the outstanding shares and options of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition has been accounted for as a purchase transaction and accordingly, approximately $16.9 million of goodwill has been recorded and is being amortized on a straight-line basis over twenty years. Cortland is being operated as a wholly owned subsidiary of FNFG.

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

(4)  Earnings per Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000 are as follows (in thousands except per share amounts):

                                                      Three Months Ended June 30,  Six Months Ended June 30,
                                                      ---------------------------  -------------------------
                                                             2001       2000            2001       2000
                                                          --------    -------         -------    -------
Net income available to common stockholders ...........   $  5,013      4,862           9,675      9,518
                                                          ========    =======         =======    =======

Weighted average shares outstanding, basic and diluted:
      Total shares issued .............................     29,756     29,756          29,756     29,756
      Unallocated ESOP shares .........................       (922)      (970)           (928)      (979)
      Treasury shares .................................     (4,137)    (4,047)         (4,146)    (3,719)
                                                          --------    -------         -------    -------

Total basic weighted average shares outstanding .......     24,697     24,739          24,682     25,058
                                                          --------    -------         -------    -------

    Incremental shares from assumed conversion of
      stock options ...................................        206          9             155          5
    Incremental shares from assumed conversion of
      restricted stock awards .........................         79          5              80          2
                                                          --------    -------         -------    -------

Total diluted weighted average shares outstanding .....   $ 24,982     24,753          24,917     25,065
                                                          ========    =======         =======    =======

Basic earnings per share ..............................   $   0.20       0.20            0.39       0.38
                                                          ========    =======         =======    =======

Diluted earnings per share ............................   $   0.20       0.20            0.39       0.38
                                                          ========    =======         =======    =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)  Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                                         Three Months Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                           2001                                       2000
                                         ---------------------------------------    ---------------------------------------
                                           Banking        Insurance                   Banking        Insurance
                                         activities      activities      Total      activities      activities      Total
                                         -----------     -----------    --------    -----------     -----------    --------
Net interest income...................  $     19,090              --      19,090         14,105               4      14,109
Provision for credit losses ..........           860              --         860            554              --         554
                                         -----------     -----------    --------    -----------     -----------    --------
   Net interest income after provision
       for credit losses..............        18,230              --      18,230         13,551               4      13,555
Noninterest income....................         5,557           4,700      10,257          3,984           4,349       8,333
Noninterest expense...................        16,370           4,131      20,501         10,616           3,757      14,373
                                         -----------     -----------    --------    -----------     -----------    --------
     Income before income taxes.......         7,417             569       7,986          6,919             596       7,515
Income tax expense....................         2,600             373       2,973          2,243             410       2,653
                                         -----------     -----------    --------    -----------     -----------    --------
     Net income.......................  $      4,817             196       5,013          4,676             186       4,862
                                         ===========     ===========    ========    ===========     ===========    ========

                                                                      Six Months Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                           2001                                       2000
                                         ---------------------------------------    ---------------------------------------
                                           Banking        Insurance                   Banking       Insurance
                                         activities      activities      Total      activities      activities      Total
                                         -----------     -----------    --------    -----------     -----------    --------
Net interest income...................  $     37,834               1      37,835         27,299              10      27,309
Provision for credit losses ..........         1,900              --       1,900            971              --         971
                                         -----------     -----------    --------    -----------     -----------    --------
   Net interest income after provision
       for credit losses..............        35,934               1      35,935         26,328              10      26,338
Noninterest income....................        11,302           9,487      20,789          7,478           8,331      15,809
Noninterest expense...................        32,630           8,588      41,218         20,112           7,448      27,560
                                         -----------     -----------    --------    -----------     -----------    --------
     Income before income taxes.......        14,606             900      15,506         13,694             893      14,587
Income tax expense....................         5,166             665       5,831          4,389             680       5,069
                                         -----------     -----------    --------    -----------     -----------    --------
     Net income.......................  $      9,440             235       9,675          9,305             213       9,518
                                         ===========     ===========    ========    ===========     ===========    ========


(6)  Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognizes all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The Company hedges a portion of its Money Market Deposit Accounts ("MMDA") with interest rate swap agreements in order to manage the interest rate risk related to the repricing of the MMDA accounts. Under these agreements, the Company pays an annual fixed rate ranging from 6.04% to 7.10% and receives a floating three-month U.S. Dollar LIBOR rate over a two-year period. As of June 30, 2001, these agreements had a notional amount totaling $40.0 million and a weighted average remaining life of 8.4 months. Since the swap agreements qualify as a cash flow hedge, on January 1, 2001 a negative fair value adjustment of $95,000 was recorded in other comprehensive income, net of income taxes of $63,000, as a cumulative effect of a change in accounting principle. For the six months ended June 30, 2001, an additional $300,000 decline in the fair value of the swaps was recorded to other comprehensive income, net of income taxes of $199,000, and $144,000 of the fair value adjustment in other comprehensive income was reclassified to interest expense on deposits, net of $96,000 of income taxes. An additional $117,000 was also included in interest expense on deposits during the first half of 2001 for the portion of the change in fair value of the swaps that was determined to be ineffective during the period. Amounts included in other comprehensive income relating to the unrealized losses on swaps will be reclassified to interest expense on deposit accounts as interest expense on the hedged MMDA accounts increases/decreases, based upon fluctuations in the U.S. Dollar LIBOR rate, and is expected to amount to approximately $244,000 over the next twelve months, net of $162,000 of income taxes.

(7)  Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. SFAS No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 or January 1, 2002 for the Company. However, for goodwill and intangible assets acquired after June 30, 2001, the nonamortization and amortization provisions of this Statement become effective immediately. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

At June 30, 2001, the Company had $83.6 million of goodwill, and recorded $2.8 million of goodwill amortization expense for the first half of 2001. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized.

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

                                                                    Three Months Ended June 30,
                                           -------------------------------------------------------------------------
                                                          2001                                   2000
                                           ---------------------------------     -----------------------------------
                                             Average     Interest                  Average       Interest
                                           Outstanding    Earned/     Yield/     Outstanding      Earned/     Yield/
                                             Balance      Paid        Rate         Balance         Paid       Rate
                                           -----------   --------     -----      -----------     --------    -------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Federal funds sold.................     $   36,598   $   397       4.35%      $   20,886      $   344     6.61%
   Investment securities (1)..........        200,619     2,786       5.55          150,886        2,138     5.67
   Mortgage-backed securities (1).....        303,019     4,860       6.42          365,068        6,023     6.60
   Loans (2)..........................      1,834,295    36,111       7.87        1,112,401       21,953     7.89
   Other interest-earning assets (3)..         29,927       473       6.34           20,689          378     7.33
                                           ----------   -------                  ----------      -------
         Total interest-earning assets      2,404,458    44,627       7.42        1,669,930       30,836     7.39
                                           ----------   -------                  ----------      -------

Allowance for credit losses...........        (18,574)                              (10,854)
Other noninterest-earning assets (4)(5)       267,652                               127,554
                                           ----------                            ----------
         Total assets.................     $2,653,536                            $1,786,630
                                           ==========                            ==========

Interest-bearing liabilities:
   Savings accounts...................     $  413,549     2,684       2.60       $  311,953        2,195     2.82
   Interest-bearing checking..........        544,588     4,361       3.21          378,951        3,765     3.99
   Certificates of deposit............        876,995    12,285       5.62          467,648        6,167     5.29
   Mortgagors' payments held in escrow         18,207        85       1.87           12,738           54     1.70
   Borrowed funds.....................        412,677     6,122       5.95          317,183        4,546     5.75
                                           ----------   -------                  ----------      -------
         Total interest-bearing
            liabilities...............      2,266,016    25,537       4.52        1,488,473       16,727     4.51
                                           ----------   -------                  ----------      -------

Noninterest-bearing demand deposits...         87,450                                35,504
Other noninterest-bearing
            liabilities (4)...........         48,151                                35,461
                                           ----------                            ----------
     Total liabilities................      2,401,617                             1,559,438
Stockholders' equity (4)..............        251,919                               227,192
                                           ----------                            ----------
     Total liabilities and
          stockholders' equity........     $2,653,536                            $1,786,630
                                           ==========                            ==========

Net interest income...................                  $19,090                                  $14,109
                                                        =======                                  =======

Net interest rate spread..............                                2.90%                                  2.88%
                                                                      ====                                   ====

Net earning assets....................     $  138,442                            $  181,457
                                           ==========                            ==========

Net interest income as a percentage of
   average interest-earning assets....                     3.18%                                    3.39%
                                                        =======                                  =======

Ratio of average interest-earning
assets to average interest-bearing
          liabilities.................         106.11%                               112.19%
                                           ==========                            ==========


                                                                       Six Months Ended June 30,
                                                            2001                                  2000
                                           --------------------------------------     -----------------------------
                                              Average        Interest                   Average   Interest
                                            Outstanding      Earned/        Yield/    Outstanding  Earned/   Yield/
                                              Balance          Paid         Rate       Balance      Paid     Rate
                                           -----------      ----------      -----      ---------  --------   ------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Federal funds sold ..................   $    29,366      $      725       4.98%   $   16,736   $   510     6.11%
   Investment securities (1) ...........       197,641           5,552       5.62       160,804     4,511     5.61
   Mortgage-backed securities (1) ......       305,178           9,887       6.48       379,662    12,487     6.58
   Loans (2) ...........................     1,832,208          72,586       7.92     1,061,001    41,500     7.82
   Other interest-earning assets (3) ...        28,732             964       6.77        22,546       787     7.00
                                           -----------      ----------               ----------   -------
         Total interest-earning assets .     2,393,125          89,714       7.50     1,640,749    59,795     7.29
                                           -----------      ----------               ----------   -------

Allowance for credit losses ............       (18,330)                                 (10,513)
Other noninterest-earning assets (4)(5)        266,325                                  120,322
                                           -----------                               ----------
         Total assets ..................   $ 2,641,120                               $1,750,558
                                           ===========                               ==========

Interest-bearing liabilities:
   Savings accounts ....................   $   412,887           5,402       2.64    $  303,985     4,415     2.91
   Interest-bearing checking ...........       540,610           9,144       3.41       363,830     7,030     3.88
   Certificates of deposit .............       865,643          24,608       5.73       449,672    11,680     5.21
   Mortgagors' payments held in escrow .        16,791             142       1.71        11,470       100     1.75
   Borrowed funds ......................       421,160          12,583       6.02       322,591     9,261     5.76
                                           -----------      ----------     ------    ----------   -------   ------
         Total interest-bearing
          liabilities...................     2,257,091          51,879       4.64     1,451,548    32,486     4.49
                                           -----------      ----------     ------    ----------   -------   ------

Noninterest-bearing demand deposits ....        83,742                                   34,254
Other noninterest-bearing liabilities(4)        49,729                                   35,756
                                           -----------                               ----------
     Total liabilities .................     2,390,562                                1,521,558
Stockholders' equity (4) ...............       250,558                                  229,000
                                           -----------                               ----------
     Total liabilities and
          stockholders' equity .........   $ 2,641,120                               $1,750,558
                                           ===========                               ==========

Net interest income ....................                    $   37,835                            $27,309
                                                            ==========                            =======

Net interest rate spread ...............                                     2.86%                            2.80%
                                                                            =====                             ====

Net earning assets .....................   $   136,034                               $  189,201
                                           ===========                               ==========

Net interest income as a percentage of
   average interest-earning assets .....                          3.19%                              3.36%
                                                            ==========                            =======
Ratio of average interest-earning
assets to average interest-bearing
liabilities ............................        106.03%                                  113.03%
                                           ===========                               ==========

------
(1)  Amounts shown are at amortized cost.

(2) Includes deferred loan fees and expenses, loan discounts, loan purchase accounting adjustments, loans-in-process and non-accruing loans.

(3)  Includes Federal Home Loan Bank stock and interest-bearing demand accounts.

(4) Includes unrealized gains/losses on securities available for sale and interest rate swaps.

(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans remained at the same levels from December 31, 2000 to June 30, 2001 at $1.8 billion. However, the Company continues to shift its portfolio mix from one-to four-family residential real estate loans to higher yielding commercial real estate (Multi-family, Commercial, and Construction) and commercial business loans. As a result, commercial real estate and commercial business loans increased $51.2 million or 11% from December 31, 2000 to June 30, 2001, while one-to four-family residential real estate loans decreased $41.2 million or 4% during the same period. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations through its small business lending unit and management's decision to sell, servicing retained, long-term fixed rate residential mortgage loans originated. This decision was made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                          June 30, 2001                 December 31, 2000
                                  ---------------------------     -------------------------
                                      Amount        Percent          Amount       Percent
                                  ------------   ------------     ------------ ------------
                                                   (Dollars in thousands)
Real estate loans:
   One-to four-family .........   $  1,048,366           56.6%    $  1,089,607         59.2%
   Home equity ................        107,602            5.8          104,254          5.7
   Multi-family ...............        114,558            6.2          111,668          6.1
   Commercial .................        236,043           12.8          217,759         11.8
   Construction ...............         50,564            2.7           35,059          1.9
                                  ------------   ------------     ------------ ------------
      Total real estate loans .      1,557,133           84.1        1,558,347         84.7
                                  ------------   ------------     ------------ ------------

Consumer loans:
    Mobile home ...............         23,390            1.3           22,987          1.3
    Recreational vehicle ......         26,969            1.4           31,246          1.7
    Vehicle ...................         76,620            4.1           71,044          3.8
    Personal ..................         35,479            1.9           38,024          2.0
    Home improvement ..........          8,627            0.5            8,973          0.5
    Guaranteed education ......         15,303            0.8           14,242          0.8
    Other consumer ............            890            0.1            1,613          0.1
                                  ------------   ------------     ------------ ------------
       Total consumer loans ...        187,278           10.1          188,129         10.2
Commercial business loans .....        108,234            5.8           93,730          5.1
                                  ------------   ------------     ------------ ------------
       Total loans ............      1,852,645            100%       1,840,206          100%
                                  ------------   ============     ------------ ============

   Net deferred costs and
          unearned discounts ..          1,352                             714
    Allowance for credit losses        (18,573)                        (17,746)
                                  ------------                    ------------
       Total loans, net .......   $  1,835,424                    $  1,823,174
                                  ============                    ============

As of June 30, 2001 the allowance for credit losses increased to $18.6 million, or 1.0% of total loans compared to $17.7 million or 0.96% of total loans at December 31, 2000. This increase as a percentage of loans outstanding is primarily reflective of the additional risk inherent in commercial real estate and business loans which represented 27.5% of the Company's loan portfolio at June 30, 2001 compared to 24.9% at December 31, 2000. The Company's total non-performing loans increased slightly from $6.5 million or 0.35% of total loans at December 31, 2000 to $7.1 million or 0.38% of total loans at June 30, 2001. Additionally, total non-accruing loans and non-performing assets expressed as a percentage of total assets increased slightly to 0.29% at June 30, 2001 from 0.28% at December 31, 2000. The percentage of the allowance for credit losses to non-performing loans was 263.22% at June 30, 2001.

The adequacy of the Company's allowance for credit losses is reviewed quarterly to provide for estimated losses inherent within the loan portfolio with consideration given to the status of particular loans, historical loan loss experience, as well as economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination. Management believes that the allowance for credit losses is adequate to absorb credit losses from existing loans.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
                                                    (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family .........................    $3,738          3,543
   Home equity ................................       486            641
   Commercial real estate and multi-family ....     1,723            926
   Consumer ...................................       270            515
   Commercial business ........................       839            858
                                                   ------          -----
        Total .................................     7,056          6,483
                                                   ------          -----

Non-performing assets .........................       651            757
                                                   ------          -----

Total non-accruing loans and non-performing
     assets ...................................    $7,707          7,240
                                                   ======          =====

Total non-accruing loans and non-performing
     assets as a percentage of total assets ...      0.29%          0.28%
                                                   ======          =====

Total non-accruing loans to total loans .......      0.38%          0.35%
                                                   ======          =====

----------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.


Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.


                                                                 Six months ended June 30,
                                                                 -------------------------
                                                                     2001         2000
                                                                   --------     -------
                                                                   (Dollars in thousands)
Balance at beginning of period ................................    $ 17,746       9,862

Net charge-offs:
     Charge-offs ..............................................      (1,392)       (304)
     Recoveries ...............................................         319         162
                                                                   --------     -------

Total net charge-offs .........................................      (1,073)       (142)
Provision for credit losses ...................................       1,900         971
Allowance obtained through acquisitions .......................          --         300
                                                                   --------     -------

Balance at end of period ......................................    $ 18,573      10,991
                                                                   --------     -------

Ratio of net charge-offs during the period to
     average loans outstanding during the period ..............        0.12%       0.03%
                                                                   ========     =======

Allowance for credit losses to total loans at end
     of period ................................................        1.00%       0.96%
                                                                   ========     =======

Allowance for credit losses to non-accruing loans at
     end of period ............................................      263.22%     553.15%
                                                                   ========     =======

Investing Activities

The Company's investment securities portfolio increased slightly from $501.8 million at December 31, 2000 to $513.4 million at June 30, 2001. Additionally, federal funds sold increased from $10.9 million at December 31, 2000 to $22.4 million at June 30, 2001. These increases were a result of the excess funds on hand, due to the management's decision to sell long-term fixed rate residential real estate loans originated during the first half of 2001 and the increase in deposits during the same period. These excess funds were invested in federal funds sold and shorter-term investments. Additionally, the Company's investment securities were positively impacted by the decreasing rate environment during the first half of 2001, which caused the unrealized gain on its investment portfolio to appreciate $2.9 million from December 31, 2000 to June 30, 2001. During the first quarter of 2001 the Company restructured a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of the Company's short-term liabilities.

Funding Activities

Total deposits increased $49.0 million from December 31, 2000 to June 30, 2001, primarily as a result of a $33.0 million increase in certificates of deposit accounts ("CD") and a $10.3 million increase in interest bearing checking accounts. These increases can be attributed to the equity market downturn during the first half of 2001, which caused money to flow into more stable investments such as CD's and growth in the Company's deposit base.

Borrowed funds decreased $25.4 million to $404.2 million at June 30, 2001 from $429.6 million at December 31, 2000 as a result of the Company paying down short-term borrowings with funds available from deposit growth and the reduction in residential real estate loans. This decrease in short-term borrowings was partially offset by an increase in long-term borrowings due to the Company purchasing $30.0 million of long-term fixed rate borrowings during the first quarter in order to take advantage of the low interest rate environment. This decision was made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

Equity Activities

Stockholders' equity increased to $252.2 million at June 30, 2001 compared to $244.5 million at December 31, 2000. This increase was primarily attributable to net income during the first half of 2001 of $9.7 million and an increase in the unrealized gain on investment securities available for sale, net of tax, of $1.8 million. This increase in the unrealized gains on investment securities was a result of the decreasing rate environment during the first half of 2001, which caused the Company's fixed rate investment securities to appreciate in value. These increases were partially offset by common stock dividends declared of $0.17 per share during the first half of 2001, which reduced stockholders' equity by $4.2 million. As discussed in the notes to condensed financial statements, the Company records the offset to changes in the fair value of its interest rate swaps that qualify as cash flow hedges to other comprehensive income in accordance with SFAS No. 133. As a result, there could be an increased level of volatility in stockholders' equity in future periods.

Results of Operations for the Three Months Ended June 30, 2001

Net Income

The Company recorded earnings of $5.0 million for the quarter ended June 30, 2001 an increase of 3% from $4.9 million for the same quarter in 2000. Earnings per share for the second quarter of 2001 remained consistent with the second quarter of 2000 at $0.20 per share. Net income represented a return on average equity of 7.98% for the quarter ended June 30, 2001 compared to 8.61% for the same period in 2000. Additionally, the return on average assets for the second quarter of 2001 was 0.76% compared to 1.09% for the second quarter of 2000.

In comparison to the first quarter of 2001, earnings increased 8% from $4.7 million and earnings per share increased 5% from $0.19 per share. Additionally, the return on average equity increased 5% from 7.59% while the return on average assets increased 6% from 0.72%. These increases were primarily a result of the Company beginning to realize the anticipated cost savings from the Cayuga acquisition, which occurred in November 2000. Additionally, the Company benefited from the lower interest rate environment during the second quarter of 2001 as the Company's interest-bearing liabilities reprice faster than its interest-earning assets.

Net Interest Income

The net interest rate spread increased to 2.90% in the second quarter of 2001 compared to 2.88% for the second quarter of 2000 and 2.82% for the first quarter of 2001. These increases are mainly a result of the lower interest rate environment during the first half of 2001, as the Company's interest bearing liabilities reprice faster than its interest earning assets, and the shift in asset mix to higher yielding commercial real-estate and commercial business loans. As a result of this and the bank acquisitions in the second half of 2000, net interest income increased $5.0 million, or 35% in the second quarter of 2001 to $19.1 million from $14.1 million in the same period in 2000. Additionally, net interest income increased $345,000, or 2% from the first quarter of 2001. The net interest margin declined to 3.18% for the three months ended June 30, 2001 compared to 3.39% for the same quarter in 2000. This decline primarily reflects a decrease in the Company's ratio of average interest-earning assets to average interest-bearing liabilities to 106.11% for the second quarter of 2001 from 112.19% for the second quarter of 2000, as funds previously available for investment in interest-earning assets were utilized to fund acquisitions and the Company's stock buyback programs during 2000. The net interest margin remained consistent with the first quarter of 2001.

Interest income increased $13.8 million, or 45% to $44.6 million for the quarter ending June 30, 2001 compared to $30.8 million for the quarter ending June 30, 2000. This increase reflects the $734.5 million, or 44% increase in average interest-earning assets to $2.4 billion for the second quarter of 2001 from $1.7 billion for the second quarter of 2000, primarily as a result of the two bank acquisitions during the second half of 2000. The increase in interest income also reflects the 3 basis point increase in the overall yield on interest-earning assets from 7.39% for the three months ended June 30, 2000 to 7.42% for the same period in 2001. This increase primarily resulted from the redeployment of funds from lower yielding investment securities into higher yielding loans, due to the two bank acquisitions in the second half of 2000 and internal loan growth. This caused the average balance of loans outstanding to increase to 76% of average interest-earning assets in the second quarter of 2001 from 67% of average interest-earning assets in the second quarter of 2000. This increase in yield was almost entirely offset by the lower interest rate environment during the first half of 2001.

Interest income decreased $460,000, or 1% from the first quarter of 2001 as the overall yield on interest-earning assets decreased 15 basis points from 7.57%. This decrease in yield is primarily a result of the lower interest rate environment during the second quarter of 2001 and the Company's asset/liability management strategy of not holding longer-term low rate assets, such as residential mortgage loans and mortgage-backed securities. As a result of this strategy, excess funds were available and were placed in lower yielding shorter-term investments. While this strategy reduces interest income in the short-term, it will benefit the Company in higher interest rate environments. These decreases in yield were partially offset by the continued shift in loan portfolio mix from lower yielding residential mortgage loans to higher yielding commercial real estate and commercial business loans during the second quarter of 2001. Average interest-earning assets remained consistent from the first quarter of 2001 at $2.4 billion.

Interest expense increased 53% to $25.5 million in the second quarter of 2001 from $16.7 million in the same quarter of 2000. This increase is primarily due to the two bank acquisitions in the second half of 2000, which caused the average balance on interest-bearing liabilities to increase from $1.5 billion for the second quarter of 2000 to $2.3 billion for the second quarter of 2001. Additionally, interest expense increased as a result of the rate paid on interest-bearing liabilities increasing slightly to 4.52% in the quarter ended June 30, 2001 from 4.51% for the same period in 2000. This increase was primarily a result of the rate paid on certificates of deposit accounts increasing from 5.29% in the second quarter of 2000 to 5.62% in the second quarter of 2001. These increases were almost entirely offset by the lower interest rate environment during the second quarter of 2001, which caused the average interest rate paid on core deposits to decrease significantly from the second quarter of 2000.

Interest expense decreased $805,000, or 3% from $26.3 million in the first quarter of 2001. This decrease is a result of the lower interest rate environment in the second quarter of 2001 that caused the rate paid on interest-bearing liabilities to decrease 23 basis points from 4.75%. This decrease was partially offset by a $16.7 million, or 1% increase in the average balance of interest-bearing liabilities as a result of the equity market downturn during the first half of 2001, which caused money to flow into more stable investments such as CD's. The average balance on certificates of deposit accounts increased $22.8 million from the first quarter of 2001 to the second quarter of 2001.

Provision for Credit Losses

For the three months ended June 30, 2001, net charge-offs were $435,000, or 0.09% of average loans outstanding compared to $66,000, or 0.02% of average loans outstanding for the same period in 2000. This increase in net charge-offs as a percentage of average loans outstanding was primarily reflective of the increase in commercial loans, primarily those acquired from Cayuga in November 2000, which represented 27.5% of the Company's loan portfolio at June 30, 2001 compared to 25.9% at June 30, 2000. As a result of this and the increase in loans outstanding from the second quarter of 2000, the Company increased its provision for credit losses from $554,000 for the second quarter of 2000 to $860,000 for the second quarter of 2001.

The adequacy of the Company's allowance for credit losses is reviewed quarterly to provide for estimated losses inherent within the loan portfolio with consideration given to the status of particular loans, historical loan loss experience, as well as economic and market conditions.

Noninterest Income

Noninterest income increased $1.9 million to $10.3 million for the three months ended June 30, 2001 from $8.3 million for the same period in 2000. Approximately $1.7 million of this increase is attributable to the bank and non-bank acquisitions that occurred subsequent to or during the second quarter of 2000. Noninterest income remained consistent with the first quarter of 2001.
Noninterest income continues to be a stable source of revenue for the Company, which represents 35% of net revenue for the quarter ended June 30, 2001.

Noninterest Expense

Noninterest expense totaled $20.5 million for the second quarter of 2001 reflecting a $6.1 million increase over the second quarter of 2000 total of $14.4 million. Approximately $6.0 million of this increase was a result of the acquisitions that occurred in the second half of 2000. Additionally, the Company's noninterest expense continued to be impacted by the increased amortization of goodwill which amounted to $1.4 million in the current quarter, compared to $609,000 for the same quarter of 2000.

In comparison to the first quarter of 2001, noninterest expense decreased $216,000 as the Company began to realize the anticipated cost savings from the Cayuga acquisition that occurred in November 2000. This was the primary factor contributing to the 139 basis point improvement in the efficiency ratio from 70.76% in the first quarter of 2001 to 69.37% for the second quarter of 2001. It is anticipated that further efficiencies will be realized in the future as the Company completes the integration of its acquisitions and streamlines processes.

Results of Operations for the Six Months Ended June 30, 2001

Net Income

The Company recorded earnings of $9.7 million for the six months ended June 30, 2001, an increase of 2% from $9.5 million for the same period in 2000. Earnings per share for the six months ended June 30, 2001 increased slightly over the same period in 2000 to $0.39 per share from $0.38 per share. Net income represented a return on average equity of 7.79% for the first half of 2001 compared to 8.36% for the same period in 2000. Additionally, the return on average assets for the first half of 2001 was 0.74% compared to 1.09% for the same period of 2000.

Net Interest Income

The net interest rate spread increased to 2.86% in the first half of 2001 compared to 2.80% for the first half of 2000. This increase is mainly a result of the lower interest rate environment during the first six months of 2001, as the Company's interest bearing liabilities reprice faster than its interest earning assets, and the shift in asset mix to higher yielding commercial real-estate and commercial business loans. As a result of this and the bank acquisitions in the second half of 2000, net interest income increased $10.5 million, or 39% in the first six months of 2001 to $37.8 million from $27.3 million for the same period in 2000. The net interest margin declined to 3.19% for the six months ended June 30, 2001 compared to 3.36% for the same six months in 2000. This decline primarily reflects a decrease in the Company's ratio of average interest-earning assets to average interest-bearing liabilities to 106.03% for the first half of 2001 from 113.03% for the first half of 2000, as funds previously available for investment in interest-earning assets were utilized to fund acquisitions.

Interest income increased $29.9 million, or 50% to $89.7 million for the six months ending June 30, 2001 compared to $59.8 million for the six months ending June 30, 2000. This increase reflects the $752.4 million, or 46% increase in average interest-earning assets to $2.4 billion for the first half of 2001 from $1.6 billion for the first half of 2000, primarily as a result of the two bank acquisitions during the second half of 2000. The increase in interest income also reflects the 21 basis point increase in the overall yield on interest-earning assets from 7.29% for the six months ended June 30, 2000 to 7.50% for the same period in 2001. This increase primarily resulted from the redeployment of funds from lower yielding investment securities into higher yielding loans, due to the two bank acquisitions in the second half of 2000 and internal loan growth. As a result, the average balance of loans outstanding increased to 77% of average interest-earning assets in the six months ending June 30, 2001 from 65% of average interest-earning assets in the same period of 2000. This increase to the yield was partially offset by the lower interest rate environment during the first half of 2001.

Interest expense increased 60% to $51.9 million in the first six months of 2001 from $32.5 million for the same period of 2000. This increase is primarily due to the two bank acquisitions in the second half of 2000, which caused the average balance on interest-bearing liabilities to increase from $1.5 billion for the first six months of 2000 to $2.3 billion for the same period of 2001. Additionally, interest expense increased as a result of the rate paid on interest-bearing liabilities increasing to 4.64% in the six months ended June 30, 2001 from 4.49% for the same period in 2000. This increase was primarily a result of the rate paid on certificates of deposit accounts increasing from 5.21% for the first half of 2000 to 5.73% for the first half of 2001. These increases were partially offset by the average interest rate paid on core deposits decreasing from the second quarter of 2000.

Provision for Credit Losses

For the six months ended June 30, 2001, net charge-offs were $1.1 million or 0.12% of average loans outstanding compared to $142,000, or 0.03% of average loans outstanding for the same period in 2000. This increase in net charge-offs as a percentage of average loans outstanding was primarily reflective of the additional risk inherent in commercial loans, primarily those acquired from Cayuga in November 2000, which represented 27.5% of the Company's loan portfolio at June 30, 2001 compared to 25.9% at June 30, 2000. As a result of this and the increase in loans outstanding from June 30, 2000, the Company increased its provision for credit losses from $971,000 for the first half of 2000 to $1.9 million for the first half of 2001. The adequacy of the Company's allowance for credit losses is reviewed quarterly to provide for estimated losses inherent within the loan portfolio with consideration given to the status of particular loans, historical loan loss experience, as well as economic and market conditions.

Noninterest Income

Noninterest income increased $5.0 million to $20.8 million for the six months ended June 30, 2001 from $15.8 million for the same period in 2000. Approximately $3.5 million of this increase is attributable to the bank and non-bank acquisitions that occurred during or subsequent to the first six months of 2000. Additionally, non-interest income increased $1.2 million as a result of increased insurance services and fee income in the first half of 2001. Noninterest income continues to be a stable source of revenue for the Company, which represents 35% of net revenue for the first two quarters of 2001.

Noninterest Expense

Noninterest expense totaled $41.2 million for the first two quarters of 2001 reflecting a $13.7 million increase over the first two quarters of 2000 total of $27.6 million. Approximately $12.0 million of this increase was a result of the acquisitions that occurred during or subsequent to the first two quarters of 2000. In addition to the above, the Company's noninterest expense continued to be impacted by the increased amortization of goodwill which amounted to $2.8 million in the first half of 2001, compared to $1.1 million for the same period of 2000.

Income Taxes

The effective tax rate increased to 37.6% for the first six months of 2001 compared to 34.8% for the same period in 2000, primarily due to the effect of nondeductible goodwill related to the acquisitions in 2000.

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

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial and multi-family real estate loans, consumer loans, commercial business loans as well as the purchase of mortgage-backed, debt and equity securities. During the first half of 2001, loan originations totaled $230.4 million compared to $187.9 million for the first half of 2000. However, loans increased only $13.1 million during the first two quarters of 2001 due to the decision to sell long-term fixed rate residential real estate loans originated, which more than offset the increase in commercial real estate and business loans. Purchases of investment securities totaled $124.8 million during the first six months of 2001 as a result of the Company restructuring a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of short term liabilities. The remainder of the purchases were in shorter-term investments and were made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

The sales, maturity and principal payments on loans and investment securities, as well as deposit growth were used to fund the above investing activities. During the first half of 2001 cash flow provided by the sale, principal payments and maturity of securities available for sale amounted to $115.1 million compared to $108.6 million for the same period in 2000. Deposit growth, primarily the Company's certificates of deposit accounts, provided $49.0 million in funding for the six months ending June 30, 2001 compared to the $48.3 million for the same period in 2000. Additionally, net proceeds from the issuance of long-term debt amounted to $22.7 million, as purchases of low interest rate long-term fixed rate borrowings were made during the first two quarters of 2001, the proceeds of which were used to pay down short-term borrowings. These purchases were made in order to take advantage of the lower interest rate environment.

At June 30, 2001, outstanding loan commitments totaled $255.1 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks and federal funds sold are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of June 30, 2001, the total of cash, interest-bearing demand accounts and federal funds sold was $71.0 million, or 2.67% of total assets.

At June 30, 2001, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.


                                                                           As of June 30, 2001
                                                 -------------------------------------------------------------------------
                                                                               Required           To Be Well Capitalized
                                                                             For Capital          Under Prompt Corrective
                                                      Actual              Adequacy Purposes         Action Provisions
                                                 ------------------       -----------------        -------------------
                                                 Amount       Ratio         Amount   Ratio          Amount        Ratio
                                                 ------       -----         ------   -----          ------        -----
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)....     $185,601      11.23%      $132,193   8.00%         $165,242       10.00%
Tier 1 Capital (to risk-weighted assets)...      166,873      10.10         66,097   4.00            99,145        6.00
Leverage Capital (to average assets).......      166,873       6.50         76,999   3.00           128,332        5.00

Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. SFAS No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 or January 1, 2002 for the Company. However, for goodwill and intangible assets acquired after June 30, 2001, the nonamortization and amortization provisions of this Statement become effective immediately. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

At June 30, 2001, the Company had $83.6 million of goodwill, and recorded $2.8 million of goodwill amortization expense for the first half of 2001. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized.

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

The Asset-Liability Committee (ALCO), which includes members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate swap agreements.

The accompanying tables set forth the estimated impact on the Company's net income resulting from changes in the interest rates during the twelve months following the valuation date. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities, pricing changes and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition. During 2001 ALCO modified the repricing assumptions related to various deposit products during routine comparisons of these assumptions utilized versus actual repricing behavior. These modifications, along with the Company's asset/liability restructuring in 2001 (not holding long-term residential mortgages, replacing long-term CMO's with short-term CMO's, and replacing short-term borrowings with long-term borrowings), impacted the Company's interest rate sensitivity position since December 31, 2000.


                            Calculated increase (decrease) to Net Income
   Changes in         ----------------------------------------------------------
 interest rates              June 30, 2001                December 31, 2000
------------------    ----------------------------    --------------------------
                       $ Change        % Change        $ Change       % Change
                      ------------    ------------    -----------    -----------
                                       (Amounts in thousands)

+200 basis points      $    186           0.8%           (2,738)         (12.3)
+100 basis points           139           0.6            (1,353)          (6.1)
-100 basis points          (258)         (1.1)            1,289            5.8
-200 basis points      $   (610)         (2.5)%           2,493           11.2

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


Item 2. Changes in Securities and Use of Proceeds
--------------------------------------------------------------------------------
     Not applicable.


Item 3. Defaults upon Senior Securities
--------------------------------------------------------------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     The 2001 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 1, 2001. The Annual Meeting was conducted for the purpose of considering and acting upon the election of three directors for a three year term, the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2001 and a stockholder proposal to take whatever actions are necessary to enhance stockholder value. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2001 Annual Meeting.

                                                                      Number of Votes(a)
                                                          --------------------------------------
               Matter Considered                              For         Against       Abstain
------------------------------------------------------    ----------    -----------    ---------
(1) Election of Directors(b)

         Nominees
    --------------------
    Gordon P. Assad                                       23,923,798         --        352,814
    Harvey D. Kaufman                                     23,928,312         --        348,300
    William E. Swan                                       23,749,992         --        526,620


(2) Ratification of KPMG LLP as independent
    auditors for the Company for the year ending
    December 31, 2001                                     24,101,697       149,202      25,213

(3) Stockholder proposal to take whatever actions are        (c)             (c)         (c)
    necessary to enhance stockholder value

(a) For Matters (1) and (2) there were no Broker Non-Votes. See (c) with regards to matter (3).

(b) In addition, the following directors' terms of office continued after the Annual Meeting: John J. Bisgrove, Jr., James W. Currie, B. Thomas Mancuso, Robert G. Weber, Christa R. Caldwell, Gary B. Fitch, Daniel W. Judge, and James Miklinski.

(c) The stockholder who proposed this matter failed to attend the Annual Meeting of Stockholders to present the proposal. Accordingly, the matter was not properly presented to stockholders for their consideration.


Item 5. Other Information
--------------------------------------------------------------------------------
     Not applicable.

Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
     (a) The following exhibit is filed herewith:

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


                                            FIRST NIAGARA FINANCIAL GROUP, INC.


Date:  August 10, 2001                  By: /s/ William E. Swan
                                            ------------------------------------
                                                 William E. Swan
                                                 Chairman, President and Chief
                                                 Executive Officer


Date:  August 10, 2001                  By: /s/ Daniel A. Dintino, Jr.
                                            ------------------------------------
                                                 Daniel A. Dintino, Jr.
                                                 Senior Vice President and Chief
                                                 Financial Officer