Form 10-Q
period 2001-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2001-11-14
CIK 1051741

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

                For the quarterly period ended September 30, 2001

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

The Registrant had 25,680,752 shares of Common Stock, $.01 par value, outstanding as of November 14, 2001.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2001

                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

      Condensed Consolidated Statements of Condition as of
        September 30, 2001 (unaudited) and December 31, 2000.................  3

      Condensed Consolidated Statements of Income for the
        three and nine months ended September 30, 2001 and 2000 (unaudited)..  4

      Condensed Consolidated Statements of Comprehensive Income for the
        three and nine months ended September 30, 2001 and 2000 (unaudited)..  5

      Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended September 30, 2001 and 2000 (unaudited)....  6

      Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2001 and 2000 (unaudited)............  7

      Notes to Condensed Consolidated Financial Statements (unaudited).......  8

2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................. 12

3.  Quantitative and Qualitative Disclosures about Market Risk............... 23

                           PART II - OTHER INFORMATION

1.  Legal Proceedings........................................................ 24

2.  Changes in Securities and Use of Proceeds................................ 24

3.  Defaults upon Senior Securities.......................................... 24

4.  Submission of Matters to a Vote of Security Holders...................... 24

5.  Other Information........................................................ 24

6.  Exhibits and Reports on Form 8-K......................................... 24

Signatures................................................................... 24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

             First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                        September 30,     December 31,
                                                                             2001             2000
                                                                         -----------       ----------
                                                                         (unaudited)

                                                                          (In thousands except share
                                     Assets                                  and per share amounts)
Cash and cash equivalents:
    Cash and due from banks .......................................      $   110,197           51,915
    Federal funds sold ............................................            7,500           10,900
                                                                         -----------       ----------
           Total cash and cash equivalents ........................          117,697           62,815

Securities available for sale .....................................          538,267          501,834
Loans, net ........................................................        1,857,629        1,823,174
Premises and equipment, net .......................................           40,718           40,094
Goodwill, net .....................................................           82,292           84,955
Other assets ......................................................          112,579          111,814
                                                                         -----------       ----------
                    Total assets ..................................      $ 2,749,182        2,624,686
                                                                         ===========       ==========

                      Liabilities and Stockholders' Equity
Liabilities:
   Deposits .......................................................      $ 1,993,094        1,906,351
   Short-term borrowings ..........................................           86,802          121,803
   Long-term borrowings ...........................................          349,178          307,764
   Other liabilities ..............................................           61,150           44,228
                                                                         -----------       ----------
                    Total liabilities .............................        2,490,224        2,380,146
                                                                         -----------       ----------
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued ...................................               --               --
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued ......................              298              298
    Additional paid-in capital ....................................          135,877          135,776
    Retained earnings .............................................          172,774          163,836
    Accumulated other comprehensive income ........................            4,435              336
    Common stock held by ESOP, 892,904 shares in 2001 and 935,083
         shares in 2000 ...........................................          (11,820)         (12,378)
    Treasury stock, at cost, 4,076,764 shares in 2001 and 4,154,180
        shares in 2000 ............................................          (42,606)         (43,328)
                                                                         -----------       ----------
                    Total stockholders' equity ....................          258,958          244,540
                                                                         -----------       ----------
                    Total liabilities and stockholders' equity ....      $ 2,749,182        2,624,686
                                                                         ===========       ==========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                     -------------------      -------------------
                                                       2001        2000         2001        2000
                                                     -------      ------      -------      ------
                                                        (In thousands except per share amounts)
Interest income:
   Loans ......................................      $36,145      26,714      108,731      68,214
   Investment securities ......................        7,931       8,114       23,370      25,112
   Federal funds sold .........................          400         167        1,125         677
   Other ......................................          404         415        1,368       1,202
                                                     -------      ------      -------      ------
            Total interest income .............       44,880      35,410      134,594      95,205

Interest expense:
   Deposits ...................................       18,475      14,809       57,771      38,034
   Borrowings .................................        6,312       5,127       18,895      14,388
                                                     -------      ------      -------      ------
            Total interest expense ............       24,787      19,936       76,666      52,422
                                                     -------      ------      -------      ------

Net interest income ...........................       20,093      15,474       57,928      42,783
Provision for credit losses ...................        1,110         544        3,010       1,515
                                                     -------      ------      -------      ------

            Net interest income after provision
                for credit losses .............       18,983      14,930       54,918      41,268
                                                     -------      ------      -------      ------

Noninterest income:
   Banking service charges and fees ...........        2,388       1,941        7,035       5,103
   Lending and leasing income .................        1,064         775        3,105       2,191
   Insurance services and fees ................        4,420       4,244       13,907      12,576
   Bank-owned life insurance income ...........          647         515        1,828       1,500
   Annuity and mutual fund commissions ........          427         380        1,280       1,096
   Investment and security gains ..............          373         247        1,321         820
   Investment and fiduciary services income ...          383         406        1,139         520
   Other ......................................          469         195        1,345         706
                                                     -------      ------      -------      ------
            Total noninterest income ..........       10,171       8,703       30,960      24,512
                                                     -------      ------      -------      ------

Noninterest expense:
   Salaries and employee benefits .............       11,236       8,896       34,055      24,510
   Occupancy and equipment ....................        1,830       1,446        5,802       4,054
   Technology and communications ..............        1,775       1,459        5,530       3,939
   Marketing and advertising ..................          371         522        1,585       2,101
   Goodwill amortization ......................        1,421         864        4,257       1,924
   Other ......................................        3,340       2,434        9,962       6,653
                                                     -------      ------      -------      ------
            Total noninterest expense .........       19,973      15,621       61,191      43,181
                                                     -------      ------      -------      ------

            Income before income taxes ........        9,181       8,012       24,687      22,599

Income tax expense ............................        3,432       2,895        9,263       7,964
                                                     -------      ------      -------      ------

            Net income ........................      $ 5,749       5,117       15,424      14,635
                                                     =======      ======      =======      ======

Earnings per common share:
             Basic and diluted ................      $  0.23        0.21         0.62        0.59

Cash dividends per common share ...............      $  0.09        0.07         0.26        0.20

Weighted average common shares outstanding:
         Basic ................................       24,763      24,632       24,710      24,913
         Diluted ..............................       25,188      24,643       25,014      24,923

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                                     Three Months Ended         Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                     ------------------       ---------------------
                                                                                      2001        2000          2001          2000
                                                                                     -------     ------       -------       -------
                                                                                                (Amounts in thousands)
Net income ....................................................................      $ 5,749      5,117        15,424        14,635

Other comprehensive income, net of income taxes:
    Securities available for sale:
      Net unrealized gains arising during the period ..........................        2,719      3,779         4,357         3,818
      Less: Reclassification adjustment for realized gains (losses)
          included in net income ..............................................           60         (1)          (66)          (11)
                                                                                     -------     ------       -------       -------
                                                                                       2,659      3,780         4,423         3,829
    Cash flow hedges:
      Net unrealized losses arising during the period .........................         (190)        --          (490)           --
      Less: Reclassification adjustment for realized losses
          included in net income ..............................................         (117)        --          (261)           --
                                                                                     -------     ------       -------       -------
                                                                                         (73)        --          (229)           --
          Total comprehensive income before cumulative effect of
             change in accounting principle (SFAS No. 133) ....................        8,335      8,897        19,618        18,464

Cumulative effect of change in accounting principle
    (SFAS No. 133), net of tax ................................................           --         --           (95)           --
                                                                                     -------     ------       -------       -------
          Total comprehensive income ..........................................      $ 8,335      8,897        19,523        18,464
                                                                                     =======     ======       =======       =======

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                               Accumulated    Common
                                                       Additional                 other        stock
                                              Common    paid-in     Retained  comprehensive   held by     Treasury
                                              stock     capital     earnings  income (loss)     ESOP        stock      Total
                                             --------  ----------   --------  -------------   --------    --------    --------
                                                            (In thousands except share and per share amounts)
Balances at January 1, 2000 ..............   $    298    135,964     151,341      (8,893)      (13,076)    (33,018)    232,616
   Net income ............................         --         --      14,635          --            --          --      14,635
   Unrealized gain on securities available
      for sale, net of reclassification
      adjustment and taxes ...............         --         --          --       3,829            --          --       3,829
   Purchase of treasury stock
      (1,093,300 shares) .................         --         --          --          --            --     (10,824)    (10,824)
   ESOP shares committed to be released
      (40,366 shares) ....................         --       (155)         --          --           534          --         379
   Vested restricted stock plan awards
      (33,220 shares) ....................         --         18          --          --            --         339         357
   Common stock dividend of $0.20 per
      share ..............................         --         --      (4,971)         --            --          --      (4,971)
                                             --------   --------    --------    --------      --------    --------    --------

Balances at September 30, 2000 ...........   $    298    135,827     161,005      (5,064)      (12,542)    (43,503)    236,021
                                             ========   ========    ========    ========      ========    ========    ========

Balances at January 1, 2001 ..............   $    298    135,776     163,836         336       (12,378)    (43,328)    244,540
   Net income ............................         --         --      15,424          --            --          --      15,424
   Unrealized gain on securities available
      for sale, net of reclassification
      adjustment and taxes ...............         --         --          --       4,423            --          --       4,423
   Unrealized loss on interest rate swaps,
      net of reclassification adjustment
      and taxes ..........................         --         --          --        (229)           --          --        (229)
   Cumulative effect of change in
      accounting principle (SFAS No. 133)          --         --          --         (95)           --          --         (95)
   ESOP shares committed to be released
      (42,179 shares) ....................         --          9          --          --           558          --         567
   Exercise of stock options .............         --         99          --          --            --         381         480
   Vested restricted stock plan awards
      (37,716 shares) ....................         --         (7)         --          --            --         341         334
   Common stock dividend of $0.26 per
      share ..............................         --         --      (6,486)         --            --          --      (6,486)
                                             --------   --------    --------    --------      --------    --------    --------

Balances at September 30, 2001 ...........   $    298    135,877     172,774       4,435       (11,820)    (42,606)    258,958
                                             ========   ========    ========    ========      ========    ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2001            2000
                                                                                   ---------       --------
                                                                                    (Amounts in thousands)
Cash flows from operating activities:
     Net income                                                                    $  15,424         14,635
     Adjustments to reconcile net income to net cash provided by operating activities:
          Accretion of fees and discounts, net ..............................           (333)           (14)
          Depreciation of premises and equipment ............................          3,465          2,610
          Provision for credit losses .......................................          3,010          1,515
          Amortization of goodwill ..........................................          4,257          1,924
          Net gain on sale of securities available for sale .................           (237)           (19)
          ESOP compensation expense .........................................            567            379
          Deferred income tax expense (benefit) .............................            488            (32)
          Decrease in other assets ..........................................             92          5,546
          Increase in other liabilities .....................................         16,957          1,943
                                                                                   ---------       --------
                Net cash provided by operating activities ...................         43,690         28,487
                                                                                   ---------       --------
Cash flows from investing activities:
     Proceeds from sales of securities available for sale ...................         69,818         62,790
     Proceeds from maturities of securities available for sale ..............         35,031         25,045
     Principal payments received on securities available for sale ...........         64,471         60,192
     Purchases of securities available for sale .............................       (199,383)       (22,453)
     Net increase in loans ..................................................        (37,353)      (144,966)
     Purchase of bank owned life insurance ..................................         (4,000)            --
     Acquisitions, net of cash acquired .....................................           (905)       (30,046)
     Other, net .............................................................         (3,366)        (3,623)
                                                                                   ---------       --------
                Net cash used by investing activities .......................        (75,687)       (53,061)
                                                                                   ---------       --------
Cash flows from financing activities:
     Net increase in deposits ...............................................         86,743         56,162
     Repayments of short-term borrowings ....................................        (55,173)       (62,225)
     Proceeds from long-term borrowings .....................................         76,100         41,900
     Repayments of long-term borrowings .....................................        (14,711)       (10,348)
     Purchase of treasury stock .............................................             --        (10,824)
     Proceeds from exercise of stock options ................................            406             --
     Dividends paid on common stock .........................................         (6,486)        (4,971)
                                                                                   ---------       --------
               Net cash provided by financing activities ....................         86,879          9,694
                                                                                   ---------       --------

Net increase (decrease) in cash and cash equivalents ........................         54,882        (14,880)
Cash and cash equivalents at beginning of period ............................         62,815         41,949
                                                                                   ---------       --------
Cash and cash equivalents at end of period ..................................      $ 117,697         27,069
                                                                                   =========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes .........................................................      $   4,851          7,644
       Interest expense .....................................................      $  76,716         52,434
                                                                                   =========       ========
  Acquisition of banks and financial services companies:
       Fair value of:
              Assets acquired (noncash) .....................................      $     141        297,228
              Liabilities assumed ...........................................             67        296,867
              Purchase price payable ........................................      $     450          2,320
                                                                                   =========       ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)   Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassification adjustments were made to the 2000 financial statements to conform them to the 2001 presentation.

(2)   Business

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, the "Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." FNFG was organized by First Niagara in connection with the conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. The business of FNFG consists of the management of its community banks and non-bank entities. The Banks' business is primarily accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family and commercial real estate loans, commercial business loans, consumer loans, and investment securities. The Banks provide financial services to individuals, families and businesses located in the Western and Central New York counties of Niagara, Orleans, Erie, Monroe, Genesee, Cortland, Cayuga, Tompkins, Onondaga, Oswego, Herkimer and Oneida Counties. Additionally, through its subsidiaries, FNFG has expanded its product offerings to include insurance agency services, third-party employee benefit plan administration, investment advisory services and trust services.

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

On November 3, 2000, FNFG acquired all of the stock of Iroquois Bancorp, Inc. ("Iroquois") and its wholly owned subsidiaries Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. FNFG paid $33.25 per share in cash for each of the outstanding shares and options to purchase of Iroquois' common stock for an aggregate purchase price of approximately $80.2 million. The transaction was accounted for under the purchase method of accounting and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Approximately $44.2 million of goodwill has been recorded and is being amortized on a straight-line basis over twenty years. Upon closing of the transaction, FNFG merged the branches of Homestead Savings into Cayuga's branch network, which is being operated as a wholly owned subsidiary of FNFG.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

On July 7, 2000, FNFG acquired all of the common stock of CNY Financial Corporation ("CNY") and its subsidiary bank, Cortland. FNFG paid $18.75 per share in cash for each of the outstanding shares and options to purchase of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition has been accounted for as a purchase transaction and accordingly, approximately $16.9 million of goodwill has been recorded and is being amortized on a straight-line basis over twenty years. Cortland is being operated as a wholly owned subsidiary of FNFG.

(4)   Earnings per Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000 are as follows (in thousands except per share amounts):

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                             ----------------------       ---------------------
                                                               2001           2000         2001          2000
                                                             --------       -------       -------       -------
Net income available to common stockholders ...........      $  5,749         5,117        15,424        14,635
                                                             ========       =======       =======       =======

Weighted average shares outstanding, basic and diluted:
      Total shares issued .............................        29,756        29,756        29,756        29,756
      Unallocated ESOP shares .........................          (908)         (961)         (921)         (974)
      Treasury shares .................................        (4,085)       (4,163)       (4,125)       (3,869)
                                                             --------       -------       -------       -------

Total basic weighted average shares outstanding .......        24,763        24,632        24,710        24,913
                                                             --------       -------       -------       -------

    Incremental shares from assumed exercise of
       stock options ..................................           333             8           221             7
    Incremental shares from assumed issuance of
       restricted stock awards ........................            92             3            83             3
                                                             --------       -------       -------       -------

Total diluted weighted average shares outstanding .....        25,188        24,643        25,014        24,923
                                                             ========       =======       =======       =======

Basic earnings per share ..............................      $   0.23          0.21          0.62          0.59
                                                             ========       =======       =======       =======

Diluted earnings per share ............................      $   0.23          0.21          0.62          0.59
                                                             ========       =======       =======       =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)   Segment Information

Based on the "management approach" model, the Company has determined that it has two primary business segments, its banking franchise and its insurance activities. Information about the Company's segments is presented in the following table for the periods indicated (amounts in thousands):

                                                           Three Months Ended September 30,
                                           --------------------------------------------------------------------
                                                          2001                                2000
                                           --------------------------------    --------------------------------
                                            Banking     Insurance               Banking    Insurance
                                           activities  activities     Total    activities  activities     Total
                                           ----------  ----------     -----    ----------  ----------     -----
Net interest income ..................      $20,093          --      20,093      15,474          --      15,474
Provision for credit losses ..........        1,110          --       1,110         544          --         544
                                            -------      ------      ------      ------      ------      ------
   Net interest income after provision
       for credit losses .............       18,983          --      18,983      14,930          --      14,930
Noninterest income ...................        5,751       4,420      10,171       4,459       4,244       8,703
Noninterest expense ..................       15,841       4,132      19,973      11,847       3,774      15,621
                                            -------      ------      ------      ------      ------      ------
     Income before income taxes ......        8,893         288       9,181       7,542         470       8,012
Income tax expense ...................        3,150         282       3,432       2,603         292       2,895
                                            -------      ------      ------      ------      ------      ------
     Net income ......................      $ 5,743           6       5,749       4,939         178       5,117
                                            =======      ======      ======      ======      ======      ======

                                                           Nine Months Ended September 30,
                                           --------------------------------------------------------------------
                                                          2001                                2000
                                           --------------------------------    --------------------------------
                                            Banking     Insurance               Banking    Insurance
                                           activities  activities     Total    activities  activities     Total
                                           ----------  ----------     -----    ----------  ----------     -----
Net interest income ..................      $57,927           1      57,928      42,773          10      42,783
Provision for credit losses ..........        3,010          --       3,010       1,515          --       1,515
                                            -------      ------      ------      ------      ------      ------
   Net interest income after provision
       for credit losses .............       54,917           1      54,918      41,258          10      41,268
Noninterest income ...................       17,053      13,907      30,960      11,936      12,576      24,512
Noninterest expense ..................       48,474      12,717      61,191      31,959      11,222      43,181
                                            -------      ------      ------      ------      ------      ------
     Income before income taxes ......       23,496       1,191      24,687      21,235       1,364      22,599
Income tax expense ...................        8,314         949       9,263       6,992         972       7,964
                                            -------      ------      ------      ------      ------      ------
     Net income ......................      $15,182         242      15,424      14,243         392      14,635
                                            =======      ======      ======      ======      ======      ======

(6)   Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The Company hedges a portion of its Money Market Deposit Accounts ("MMDA") with interest rate swap agreements in order to manage the interest rate risk related to the repricing of those accounts. Under these agreements, the Company pays an annual fixed rate ranging from 6.04% to 7.10% and receives a floating three-month U.S. Dollar LIBOR rate over a two-year period. As of September 30, 2001, these agreements had a notional amount totaling $40.0 million and a weighted average remaining life of 5.4 months. Since the swap agreements qualify as a cash flow hedge, on January 1, 2001 a negative fair value adjustment of $95,000 was recorded in other comprehensive income, net of income taxes of $63,000, as a cumulative effect of a change in accounting principle. For the nine months ended September 30, 2001, an additional $490,000 decline in the fair value of the swaps was recorded to other comprehensive income, net of income taxes of $325,000, and $261,000 of the fair value adjustment in other comprehensive income was reclassified to interest expense on deposits, net of $173,000 of income taxes. An additional $78,000 was also included in interest expense on deposits during the first three quarters 2001 for the portion of the change in fair value of the swaps that was determined to be ineffective during the period. Amounts included in other comprehensive income relating to the unrealized losses on swaps will be reclassified to interest expense on deposit accounts as interest expense on the hedged MMDA accounts increases/decreases, based upon fluctuations in the U.S. Dollar LIBOR rate, and is expected to amount to approximately $289,000 over the next twelve months, net of $192,000 of income taxes.

(7)   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

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

At September 30, 2001, the Company had $82.3 million of goodwill, and recorded $4.3 million of goodwill amortization expense for the first three quarters of 2001. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized. The Company will perform the first of the required annual impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity, and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

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


                                                                           Three Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                     2001                                      2000
                                                   ----------------------------------------   --------------------------------------
                                                      Average       Interest                    Average       Interest
                                                    Outstanding      Earned/        Yield/    Outstanding      Earned/       Yield/
                                                      Balance         Paid          Rate        Balance         Paid         Rate
                                                   ------------     ---------     ---------   ------------    ---------    ---------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Federal funds sold..........................    $     45,388     $     400        3.50%    $      9,930    $     167       6.67%
   Investment securities (1)...................         217,982         2,782        5.10          143,413        1,990       5.53
   Mortgage-backed securities (1)..............         312,928         5,149        6.58          368,024        6,124       6.66
   Loans (2)...................................       1,856,597        36,145        7.76        1,347,523       26,714       7.90
   Other interest-earning assets (3)...........          26,811           404        5.98           24,623          415       6.68
                                                   ------------     ---------                 ------------    ---------
         Total interest-earning assets.........       2,459,706        44,880        7.28        1,893,513       35,410       7.46
                                                   ------------     ---------                 ------------    ---------

Allowance for credit losses....................        (18,560)                                   (13,710)
Other noninterest-earning assets (4) (5).......         274,710                                    164,434
                                                   ------------                               ------------
         Total assets..........................    $  2,715,856                               $  2,044,237
                                                   ============                               ============

Interest-bearing liabilities:
    Savings accounts...........................    $    415,986         2,728        2.60     $    354,858        2,373       2.65
    Interest-bearing checking..................         550,593         3,715        2.68          425,986        4,389       4.09
    Certificates of deposit....................         889,081        11,922        5.32          577,313        7,960       5.47
    Mortgagors' payments held in escrow........          25,118           110        1.73           19,671           87       1.76
    Borrowed funds.............................         431,767         6,312        5.80          341,811        5,127       5.95
                                                   ------------     ---------                 ------------    ---------
         Total interest-bearing liabilities....       2,312,545        24,787        4.25        1,719,639       19,936       4.60
                                                   ------------     ---------                 ------------    ---------

Noninterest-bearing demand deposits............          92,875                                     48,980
Other noninterest-bearing liabilities (4)......          52,517                                     42,594
                                                   ------------                               ------------
        Total liabilities......................       2,457,937                                  1,811,213
Stockholders' equity (4).......................         257,919                                    233,024
                                                   ------------                               ------------
        Total liabilities and stockholders'
              equity...........................    $  2,715,856                               $  2,044,237
                                                   ============                               ============

Net interest income............................                     $  20,093                                 $  15,474
                                                                    =========                                 =========

Net interest rate spread.......................                                      3.03%                                    2.86%
                                                                                  =======                                  =======

Net earning assets.............................    $    147,161                               $    173,874
                                                   ============                               ============

Net interest income as a percentage of
   average interest-earning assets.............                          3.28%                                     3.28%
                                                                    =========                                 =========

Ratio of average interest-earning assets
   to average interest-bearing liabilities.....          106.36%                                    110.11%
                                                   ============                               ============

                                                                           Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------------
                                                                         2001                                    2000
                                                      --------------------------------------   -------------------------------------
                                                         Average       Interest                 Average        Interest
                                                       Outstanding      Earned/      Yield/    Outstanding      Earned/      Yield/
                                                         Balance         Paid        Rate        Balance         Paid        Rate
                                                      ------------   -----------  ----------   ------------    ---------   ---------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Federal funds sold.............................    $     34,766   $     1,125     4.33%     $     14,451    $     677     6.24%
   Investment securities (1) .....................         206,013         7,922     5.13           154,965        6,500     5.58
   Mortgage-backed securities (1).................         306,273        15,448     6.73           375,754       18,612     6.61
   Loans (2)......................................       1,840,457       108,731     7.89         1,157,203       68,214     7.86
   Other interest-earning assets (3)..............          28,084         1,368     6.51            23,244        1,202     6.89
                                                      ------------   -----------               ------------    ---------
         Total interest-earning assets............       2,415,593       134,594     7.44         1,725,617       95,205     7.35
                                                      ------------   -----------               ------------    ---------

Allowance for credit losses.......................        (18,407)                                 (11,587)
Other noninterest-earning assets (4) (5)..........         269,120                                  135,136
                                                      ------------                             ------------
         Total assets.............................    $  2,666,306                             $  1,849,166
                                                      ============                             ============

Interest-bearing liabilities:
    Savings accounts..............................    $    413,932         8,130     2.63      $    321,066        6,788     2.82
    Interest-bearing checking.....................         543,974        12,859     3.16           384,700       11,419     3.95
    Certificates of deposit.......................         873,541        36,531     5.59           492,530       19,640     5.31
    Mortgagors' payments held in escrow...........          19,597           251     1.71            14,224          187     1.75
    Borrowed funds................................         424,734        18,895     5.95           329,044       14,388     5.82
                                                      ------------   -----------               ------------    ---------
         Total interest-bearing liabilities.......       2,275,778        76,666     4.50         1,541,564       52,422     4.53
                                                      ------------   -----------               ------------    ---------

Noninterest-bearing demand deposits...............          86,820                                   39,199
Other noninterest-bearing liabilities (4).........          50,670                                   38,052
                                                      ------------                             ------------
        Total liabilities.........................       2,413,268                                1,618,815
Stockholders' equity (4)..........................         253,038                                  230,351
                                                      ------------                             ------------
        Total liabilities and stockholders'
              equity..............................    $  2,666,306                             $  1,849,166
                                                      ============                             ============

Net interest income...............................                   $    57,928                               $  42,783
                                                                     ===========                               =========

Net interest rate spread..........................                                   2.94%                                   2.82%
                                                                                  =======                                 =======

Net earning assets................................    $    139,815                             $    184,053
                                                      ============                             ============

Net interest income as a percentage of
   average interest-earning assets................                          3.19%                                   3.31%
                                                                     ===========                               =========

Ratio of average interest-earning assets
   to average interest-bearing liabilities........          106.14 %                                 111.94 %
                                                      ============                             ============

----------

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

Lending Activities

Total loans increased $34.4 million from December 31, 2000 to September 30, 2001 to $1.87 billion. The Company continues to shift its portfolio mix from one-to four-family residential real estate loans to higher yielding commercial real estate (Multi-family, Commercial, and Construction loans) and commercial business loans. As a result, commercial real estate and commercial business loans increased $100.6 million or 22% from December 31, 2000 to September 30, 2001, while one-to four-family residential real estate loans decreased $72.0 million or 7% during the same period. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations through its small business lending unit and management's decision to sell long-term fixed rate residential mortgage loans originated. This decision was made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                                  September 30, 2001                  December 31, 2000
                                                              --------------------------         ---------------------------
                                                                  Amount         Percent            Amount          Percent
                                                              -------------     --------         -------------     ---------
                                                                                 (Dollars in thousands)
Real estate loans:
   One-to four-family....................................     $   1,017,582         54.3%        $   1,089,607          59.2%
   Home equity...........................................           110,201          5.9               104,254           5.7
   Multi-family..........................................           128,513          6.9               111,668           6.1
   Commercial............................................           251,093         13.4               217,759          11.8
   Construction..........................................            55,538          3.0                35,059           1.9
                                                              -------------     --------         -------------     ---------
       Total real estate loans...........................         1,562,927         83.4             1,558,347          84.7
                                                              -------------     --------         -------------     ---------

Consumer loans:
    Mobile home..........................................            23,660          1.3                22,987           1.3
    Recreational vehicle.................................            25,121          1.3                31,246           1.7
    Vehicle..............................................            79,978          4.3                71,044           3.8
    Personal.............................................            32,521          1.7                38,024           2.0
    Home improvement.....................................             8,057          0.4                 8,973           0.5
    Guaranteed education.................................            15,839          0.8                14,242           0.8
    Other consumer.......................................               987          0.1                 1,613           0.1
                                                              -------------     --------         -------------     ---------
       Total consumer loans..............................           186,163          9.9               188,129          10.2
Commercial business loans................................           125,561          6.7                93,730           5.1
                                                              -------------     --------         -------------     ---------
       Total loans.......................................         1,874,651          100%            1,840,206           100%
                                                              =============     ========         =============     =========

Net deferred costs and unearned discounts................             1,629                                714
Allowance for credit losses..............................           (18,651)                           (17,746)
                                                              -------------                      -------------
       Total loans, net..................................     $   1,857,629                      $   1,823,174
                                                              =============                      =============

The allowance for credit losses increased to $18.7 million, or 0.99% of total loans outstanding at September 30, 2001 from $17.7 million or 0.96% of total loans outstanding at December 31, 2000. The Company's total non-accruing loans increased from $6.5 million or 0.35% of total loans at December 31, 2000 to $8.5 million or 0.45% of total loans at September 30, 2001. These increases are mainly attributable to the recent economic downturn, as well as growth in the Company's commercial real-estate and business loans outstanding, which represented 29% of the total loan portfolio at September 30, 2001 as compared to 25% at December 31, 2000. Despite the increase in non-accruing loans as a percentage of total loans, the Company's asset quality remains sound as total non-performing assets to total assets of 0.34% at September 30, 2001 is well below industry averages. The percentage of the allowance for credit losses to non-performing loans was 218.75% at September 30, 2001.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                                       September 30, 2001     December 31, 2000
                                                                                       ------------------     -----------------
                                                                                               (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family.......................................................              $     4,605               3,543
   Home equity..............................................................                      488                 641
   Commercial real estate and multi-family..................................                    2,208                 926
   Consumer ................................................................                      385                 515
   Commercial business......................................................                      840                 858
                                                                                          -----------           ---------
        Total...............................................................                    8,526               6,483
                                                                                          -----------           ---------

Non-performing assets.......................................................                      693                 757
                                                                                          -----------           ---------

Total non-accruing loans and non-performing assets..........................              $     9,219               7,240
                                                                                          ===========           =========

Total non-accruing loans and non-performing assets
   as a percentage of total assets..........................................                     0.34%               0.28%
                                                                                          ===========           =========

Total non-accruing loans to total loans ....................................                     0.45%               0.35%
                                                                                          ===========           =========

----------

(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                              2001                  2000
                                                                                          ------------          ---------
                                                                                                (Dollars in thousands)
Balance at beginning of period..................................................          $     17,746              9,862

Net charge-offs:
   Charge-offs..................................................................                (2,697)              (658)
   Recoveries...................................................................                   592                230
                                                                                          ------------          ---------
Total net charge-offs...........................................................                (2,105)              (428)
Provision for credit losses.....................................................                 3,010              1,515
Allowance obtained through acquisitions.........................................                    --              2,696
                                                                                          ------------          ---------
Balance at end of period........................................................          $     18,651             13,645
                                                                                          ------------          ---------

Ratio of net charge-offs during the period to
   average loans outstanding during the period..................................                  0.15%              0.05%
                                                                                          ============          =========
Allowance for credit losses to total loans at end of period.....................                  0.99%              0.99%
                                                                                          ============          =========
Allowance for credit losses to non-accruing loans at end of period..............                218.75%            382.85%
                                                                                          ============          =========

Investing Activities

The Company's investment securities portfolio increased from $501.8 million at December 31, 2000 to $538.3 million at September 30, 2001. This increase was a result of the excess funds on hand due to management's decision to sell long-term fixed rate residential real estate loans originated during the first three quarters of 2001 and the increase in deposits during the same period. These excess funds were invested in shorter-term investments to reduce the Company's interest rate risk. Additionally, the Company's investment securities were positively impacted by the decreasing rate environment during 2001, which caused the unrealized gain on its investment portfolio to appreciate $7.4 million from December 31, 2000 to September 30, 2001. During the first quarter of 2001 the Company restructured a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of the Company's short-term liabilities.

Funding Activities

Total deposits increased $86.7 million from December 31, 2000 to $2.0 billion at September 30, 2001, primarily as a result of a $62.0 million increase in certificates of deposit accounts ("CD") and a $17.0 million increase in interest bearing checking accounts. These increases can be attributed to the equity market downturn during 2001, which caused money to flow into more stable investments such as CD's, as well as growth in the Company's deposit base.

Short-term borrowings decreased $35.0 million from December 31, 2000 to September 30, 2001 as a result of the Company paying down short-term borrowings with funds available from deposit growth, the reduction in residential real estate loans and long-term borrowings. This decrease was more than offset by an increase in long-term borrowings of $41.4 million during the same period due to the Company purchasing long-term fixed rate borrowings in order to take advantage of the low interest rate environment during 2001. This decision was made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates. As a result of the above, borrowed funds, which totaled $436.0 million at September 30, 2001, remained relatively consistent with the December 31, 2000 level of $430.0 million.

Equity Activities

Stockholders' equity increased $14.5 million to $259.0 million at September 30, 2001 from $244.5 million at December 31, 2000. This increase was primarily attributable to net income during the first nine months of 2001 of $15.4 million and an increase in the unrealized gain on investment securities available for sale, net of tax, of $4.4 million. This increase in the unrealized gains on investment securities was a result of the decreasing rate environment during 2001, which caused the Company's fixed rate investment securities to appreciate in value. These increases were partially offset by common stock dividends declared of $0.26 per share during the first three quarters of 2001, which reduced stockholders' equity by $6.5 million. As discussed in the notes to condensed financial statements, the Company records the offset to changes in the fair value of its interest rate swaps that qualify as cash flow hedges to other comprehensive income in accordance with SFAS No. 133. As a result, there could be an increased level of volatility in stockholders' equity in future periods.

Results of Operations for the Three Months Ended September 30, 2001

Net Income

The Company recorded earnings of $5.7 million, or $0.23 per share, for the quarter ended September 30, 2001 an increase of 12% from $5.1 million, or $0.21 per share, for the same quarter in 2000. Net income represented a return on average equity of 8.84% for the third quarter of 2001 compared to 8.74% for the same period in 2000. Additionally, the return on average assets for the third quarter of 2001 was 0.84% compared to 1.00% for the third quarter of 2000.

In comparison to the second quarter of 2001, earnings increased 15% from $5.0 million or $0.20 per share. Additionally, both the return on average equity and average assets increased 11% from 7.98% and 0.76% for the second quarter of 2001, respectively. These increases were primarily a result of the Company beginning to substantially benefit from the declining interest rate environment and its continued focus on efficiency, which reduced expenses.

Net Interest Income

The net interest rate spread increased to 3.03% in the third quarter of 2001 compared to 2.86% for the third quarter of 2000 and 2.91% for the second quarter of 2001. These increases are mainly a result of the lower interest rate environment during 2001 and the shift in asset mix to higher yielding commercial real-estate and commercial business loans. As a result of this and the Cayuga acquisition in November 2000, net interest income increased $4.6 million, or 30% in the third quarter of 2001 to $20.1 million from $15.5 million in the same period in 2000. Net interest income increased $1.0 million or 5% from the second quarter of 2001. The net interest margin remained constant at 3.28% when comparing the third quarter of 2001 to the third quarter of 2000, as the increase in the interest rate spread was offset by the decrease in the Company's average net earning assets from $173.9 million for the third quarter of 2000 to $147.2 million for the third quarter of 2001. This decrease occurred as funds previously available for investment in interest-earning assets were utilized to fund acquisitions and the Company's stock buyback programs during 2000. The net interest margin increased from 3.17% in the second quarter of 2001 as a result of the increase in the net interest rate spread and increase in average net earning assets from $138.4 million for the second quarter of 2001. The increase in net interest margin was also a result of average noninterest-bearing demand deposits increasing from $87.5 million in the second quarter of 2001 to $92.9 million in the third quarter of 2001.

Interest income increased $9.5 million, or 27% to $44.9 million for the quarter ending September 30, 2001 compared to $35.4 million for the quarter ending September 30, 2000. This increase reflects the $566.2 million, or 30% increase in average interest-earning assets to $2.5 billion for the third quarter of 2001 from $1.9 billion for the third quarter of 2000, primarily as a result of the Cayuga acquisition in November 2000. The benefit from the increased average interest earning assets was partially offset by a 18 basis point decrease in the overall yield on interest-earning assets from 7.46% for the three months ended September 30, 2000 to 7.28% for the same period in 2001. This decrease primarily resulted from the lower interest rate environment during the third quarter of 2001 as well as management's decision to sell long-term fixed rate residential mortgage loans originated, the funds from which were placed in lower yielding short-term investments. While this strategy reduces interest income in the short-term, it will benefit the Company in higher interest rate environments. This decrease in yield was partially offset by the continued shift in loan portfolio mix from lower yielding residential mortgage loans to higher yielding commercial real estate and commercial business loans during the third quarter of 2001.

Interest income increased $253,000, or 1% from the second quarter of 2001 as average interest earning assets increased $55.2 million, or 2%, as a result of internal growth and the Company's continued emphasis on commercial loan originations through its small business lending unit. This increase was partially offset by a 15 basis point decrease in the overall yield on interest-earning assets from 7.43%. This decrease in yield is primarily a result of the lower interest rate environment during the third quarter of 2001 and management's decision to sell long-term fixed rate residential mortgage loans originated, the funds from which were placed in lower yielding short-term investments. While this strategy reduces interest income in the short-term, it will benefit the Company in higher interest rate environments. This decrease in yield was partially offset by the continued shift in loan portfolio mix from lower yielding residential mortgage loans to higher yielding commercial real estate and commercial business loans during the third quarter of 2001.

Interest expense increased 24% to $24.8 million in the third quarter of 2001 from $19.9 million in the same quarter of 2000. This increase is primarily due to the Cayuga acquisition in November 2000 and internal growth, which caused the average balance on interest-bearing liabilities to increase from $1.7 billion for the third quarter of 2000 to $2.3 billion for the third quarter of 2001. This increase was partially offset by the rate paid on interest-bearing liabilities decreasing to 4.25% in the quarter ended September 30, 2001 from 4.60% for the same period in 2000 primarily as a result of the lower interest rate environment during the third quarter of 2001.

Interest expense decreased $750,000, or 3% from $25.5 million in the second quarter of 2001. This decrease is a result of the lower interest rate environment in the third quarter of 2001, which caused the rate paid on interest-bearing liabilities to decrease 27 basis points from 4.52%. This decrease was partially offset by a $46.5 million, or 2% increase in the average balance of interest-bearing liabilities as a result of an increase in the Company's deposit customer base and increased borrowings.

Provision for Credit Losses

For the three months ended September 30, 2001, net charge-offs were $1.0 million, or 0.22% of average loans outstanding compared to $286,000, or 0.08% of average loans outstanding for the same period in 2000 and $435,000 or 0.09% of average loans outstanding for the second quarter of 2001. This increase in net charge-offs was primarily reflective of one problem credit during the current quarter and the increase in commercial loans, primarily those acquired from Cayuga in November 2000. As a result of this, the economic downturn and the increase in loans outstanding, primarily commercial loans, the Company increased its provision for credit losses to $1.1 million in the third quarter of 2001 from $544,000 and $860,000 for the third quarter of 2000 and the second quarter of 2001, respectively.

The adequacy of the Company's allowance for credit losses is reviewed quarterly to provide for estimated losses inherent within the loan portfolio with consideration given to the status of particular loans, historical loan loss experience, as well as economic and market conditions.

Noninterest Income

Noninterest income increased $1.5 million to $10.2 million for the three months ended September 30, 2001 from $8.7 million for the same period in 2000. Approximately $1.4 million of this increase is attributable to the bank and non-bank acquisitions that occurred subsequent to the third quarter of 2000. Noninterest income remained consistent with the second quarter of 2001. Noninterest income continues to be a stable source of revenue for the Company, which represents 34% of net revenue for the quarter ended September 30, 2001.

Noninterest Expense

Noninterest expense totaled $20.0 million for the third quarter of 2001 reflecting a $4.4 million increase over the third quarter of 2000 total of $15.6 million. Approximately $3.4 million of this increase was a result of the acquisitions that occurred subsequent to the third quarter of 2000. The remainder of the increase can be attributed to internal growth. The Company's noninterest expense continued to be impacted by the increased amortization of goodwill which amounted to $1.4 million in the current quarter, compared to $864,000 for the third quarter of 2000.

In comparison to the second quarter of 2001, noninterest expense decreased $528,000 as the Company continues to focus on efficiencies. This, along with the increase in net interest income, resulted in the efficiency ratio declining to 66.2% for the current quarter from 69.4% for the second quarter of 2001. It is anticipated that further efficiencies will be realized in the future as the Company continues to complete the integration of its recent acquisitions and streamlines processes through a company-wide initiative.

Income Taxes

The effective tax rate increased to 37.4% for the quarter ended September 30, 2001 compared to 36.1% for the same period in 2000, primarily due to the effect of nondeductible goodwill related to the acquisitions in 2000 and 2001. The effective tax rate for the second quarter of 2001 was 37.2%.

Results of Operations for the Nine Months Ended September 30, 2001

Net Income

The Company recorded earnings of $15.4 million, or $0.62 per share, for the nine months ended September 30, 2001, an increase of 5% from $14.6 million, or $0.59 per share, for the same period in 2000. Net income represented a return on average equity of 8.15% for the first three quarters of 2001 compared to 8.49% for the same period in 2000. Additionally, the return on average assets for the first three quarters of 2001 was 0.77% compared to 1.06% for the same period of 2000.

Net Interest Income

The net interest rate spread increased to 2.94% for the first three quarters of 2001 compared to 2.82% for the same period in 2000. This increase is mainly a result of the lower interest rate environment during 2001 and the shift in asset mix to higher yielding commercial real-estate and commercial business loans. As a result of this and the bank acquisitions in 2000, net interest income increased $15.1 million, or 35% in the first three quarters of 2001 to $57.9 million from $42.8 million for the same period in 2000. The net interest margin declined to 3.19% for the nine months ended September 30, 2001 compared to 3.31% for the same period in 2000. This decline primarily reflects a decrease in the Company's average net earning assets from $184.1 million for the first three quarters of 2000 to $139.8 million for the same period in 2001, as funds previously available for investment in interest-earning assets were utilized to fund acquisitions and the Company's stock buyback programs during 2000.

Interest income increased $39.4 million, or 41% to $134.6 million for the nine months ending September 30, 2001 compared to $95.2 million for the nine months ending September 30, 2000. This increase reflects the $690.0 million, or 40% increase in average interest-earning assets to $2.4 billion for the first three quarters of 2001 from $1.7 billion for the same period in 2000, primarily as a result of the bank acquisitions during 2000. The increase in interest income also reflects the 9 basis point increase in the overall yield on interest-earning assets from 7.35% for the nine months ended September 30, 2000 to 7.44% for the same period in 2001. This increase primarily resulted from the redeployment of funds from lower yielding investment securities into higher yielding loans, due to the bank acquisitions in 2000, as well as the continued shift in the loan portfolio from lower yielding residential real estate loans to higher yielding commercial real estate and business loans. As a result, the average balance of loans outstanding increased to 76% of average interest-earning assets for the nine months ending September 30, 2001 from 67% of average interest-earning assets for the same period of 2000. This increase in yield was partially offset by the lower interest rate environment during 2001.

Interest expense increased 46% to $76.7 million for the first nine months of 2001 from $52.4 million for the same period in 2000. This increase is primarily due to the bank acquisitions in 2000, which caused the average balance on interest-bearing liabilities to increase from $1.5 billion for the first nine months of 2000 to $2.3 billion for the same period of 2001. This increase was partially offset by a 3 basis point decrease in the rate paid on interest-bearing liabilities to 4.50% for the nine months ended September 30, 2001 from 4.53% for the same period in 2000. This decrease was primarily a result of the decrease in rate paid on core deposits due to the lower interest rate environment in 2001.

Provision for Credit Losses

For the nine months ended September 30, 2001, net charge-offs were $2.1 million or 0.15% of average loans outstanding compared to $428,000, or 0.05% of average loans outstanding for the same period in 2000. This increase in net charge-offs as a percentage of average loans outstanding was primarily reflective of the additional risk inherent in commercial loans, primarily those acquired from Cayuga in November 2000, and one problem credit which was charged off in the third quarter of 2001. As a result of this, the economic downturn and the increase in loans outstanding, primarily commercial loans, the Company increased its provision for credit losses to $3.0 million for the first three quarters of 2001 compared to $1.5 million for the same period in 2000. The adequacy of the Company's allowance for credit losses is reviewed quarterly to provide for estimated losses inherent within the loan portfolio with consideration given to the status of particular loans, historical loan loss experience, as well as economic and market conditions.

Noninterest Income

Noninterest income increased $6.4 million to $31.0 million for the nine months ended September 30, 2001 from $24.5 million for the same period in 2000. Approximately $4.9 million of this increase is attributable to the bank and non-bank acquisitions that occurred during 2000. The remainder of the increase can be attributed to internal growth. Noninterest income continues to be a stable source of revenue for the Company, which represents 35% of net revenue for the first three quarters of 2001.

Noninterest Expense

Noninterest expense totaled $61.2 million for the first three quarters of 2001 reflecting a $18.0 million increase over the first three quarters of 2000 total of $43.2 million. Approximately $15.4 million of this increase was a result of the acquisitions that occurred during 2000. The remainder of the increase can be attributed to internal growth. The Company's noninterest expense continued to be impacted by the increased amortization of goodwill which amounted to $4.3 million for the nine months ended September 30, 2001, compared to $1.9 million for the same period of 2000.

Income Taxes

The effective tax rate increased to 37.5% for the first nine months of 2001 compared to 35.2% for the same period in 2000, primarily due to the effect of nondeductible goodwill related to the acquisitions in 2000 and 2001.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, additional funding is provided from the principal and interest payments on loans, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial and multi-family real estate loans, consumer loans, commercial business loans as well as the purchase of mortgage-backed, debt and equity securities. During the first nine months of 2001, loan originations totaled $389.2 million compared to $321.1 million for the same period in 2000. However, loans increased only $35.4 million during the first three quarters of 2001 due to the decision to sell long-term fixed rate residential real estate loans originated. Purchases of investment securities totaled $199.4 million during the first nine months of 2001 as a result of the Company restructuring a portion of its investment portfolio by selling $40.0 million of long-term CMO's and replacing them with $40.0 million of short-term CMO's in order to better match the maturity of short term liabilities. The remainder of the purchases were primarily in shorter-term investments and were made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

The sales, maturity and principal payments on loans and investment securities, as well as deposit growth were used to fund the above investing activities. During the first three quarters of 2001 cash flow provided by the sale, principal payments and maturity of securities available for sale amounted to $169.3 million compared to $148.0 million for the same period in 2000. Deposit growth, primarily the Company's certificates of deposit accounts, provided $86.7 million in funding for the nine months ending September 30, 2001 compared to the $56.2 million for the same period in 2000. Net proceeds from borrowings amounted to $6.2 million, as proceeds from low interest rate long-term fixed rate borrowings were used to pay down short-term borrowings during the first nine months of 2001. This decision to replace short-term borrowings with long-term borrowings was made as part of the Company's asset/liability management strategy and should benefit the Company in periods of higher interest rates.

At September 30, 2001, outstanding loan commitments totaled $231.7 million. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations.

Cash, interest-bearing demand accounts at correspondent banks and federal funds sold are the Company's most liquid assets. The levels of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required, additional sources of funds are available through the use of reverse repurchase agreements and FHLB advances. As of September 30, 2001, the total of cash, interest-bearing demand accounts and federal funds sold was $117.7 million.

At September 30, 2001, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                             As of September 30, 2001
                                                 -----------------------------------------------------------------------------------
                                                                                      Required              To Be Well Capitalized
                                                                                    For Capital             Under Prompt Corrective
                                                          Actual                 Adequacy Purposes             Action Provisions
                                                 -----------------------      -----------------------      -------------------------
                                                    Amount       Ratio           Amount       Ratio           Amount        Ratio
                                                 ----------   ----------      -----------   ---------      -----------    ----------
                                                                              (Dollars in thousands)
Total Capital (to risk-weighted assets)........  $  188,781      11.05 %       $  136,651       8.00%       $  170,814      10.00%
Tier 1 Capital (to risk-weighted assets).......     170,130       9.96             68,325       4.00           102,488       6.00
Leverage Capital (to average assets)...........     170,130       6.47            105,143       4.00           131,429       5.00

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

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

At September 30, 2001, the Company had $82.3 million of goodwill, and recorded $4.3 million of goodwill amortization expense for the first three quarters of 2001. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized. The Company will perform the first of the required annual impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

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

                                             Calculated increase (decrease) to Net Income
           Changes in             --------------------------------------------------------------------
         interest rates                 September 30, 2001                   December 31, 2000
     -------------------------    --------------------------------     -------------------------------
                                    $ Change           % Change          $ Change          % Change
                                  --------------     -------------     -------------     -------------
                                                        (Amounts in thousands)
        +200 basis points         $         989           4.4%             (2,738)            (12.3)
        +100 basis points                   479           2.1              (1,353)             (6.1)
        -100 basis points                  (255)         (1.1)              1,289               5.8
        -200 basis points         $      (1,232)         (5.4)%             2,493              11.2

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

                                  FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 14, 2001    By: /s/ William E. Swan
                               -------------------------------------------------
                                   William E. Swan
                                   Chairman, President and Chief Executive
                                   Officer


Date: November 14, 2001    By: /s/ Daniel A. Dintino, Jr.
                               -------------------------------------------------
                                   Daniel A. Dintino, Jr.
                                   Senior Vice President and Chief Financial
                                   Officer

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data
Exhibit 99.1

                                                                 2001
                                       --------------------------------------------------------
                                           As of          Third         Second          First
                                       September 30,     Quarter        Quarter        Quarter
                                       -------------    ---------      ---------      ---------
-----------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Amounts in thousands)
-----------------------------------------------------------------------------------------------
Total assets                            $2,749,182      2,749,182      2,656,056      2,650,604
Total interest-earning assets           $2,442,144      2,442,144      2,406,311      2,398,077
Federal funds sold                      $    7,500          7,500         22,400         52,570
Securities, at amortized cost           $  530,347        530,347        509,930        490,018
Loans:
   Real estate loans:
     One-to four-family                 $1,017,582      1,017,555      1,048,366      1,067,925
     Home equity                        $  110,201        110,201        107,602        104,527
     Multi-family                       $  128,513        128,513        114,558        112,328
     Commercial real-estate             $  251,093        251,120        236,043        225,393
     Construction                       $   55,538         56,701         50,564         36,948
                                        ----------      ---------      ---------      ---------
       Total real estate loans          $1,562,927      1,564,090      1,557,133      1,547,121
                                        ----------      ---------      ---------      ---------

   Commercial business loans            $  125,561        124,398        108,234         96,358
   Consumer loans                       $  186,163        186,163        187,278        187,763
Net deferred costs and discounts        $    1,629          1,629          1,352          1,161
                                        ----------      ---------      ---------      ---------
       Total loans                      $1,876,280      1,876,280      1,853,997      1,832,403
Goodwill, net                           $   82,292         82,292         83,595         84,968

Total interest-bearing liabilities      $2,330,299      2,330,299      2,264,325      2,267,260

Deposits:
   Interest-bearing deposits:
     Savings accounts                   $  416,215        416,215        415,003        416,169
     Interest-bearing checking          $  556,133        556,133        549,483        543,428
     Certificates of deposits           $  906,571        906,571        877,562        873,192
     Mortgagors' payments held in
       escrow                           $   15,400         15,400         18,105         10,813
   Noninterest-bearing deposits         $   98,775         98,775         95,231         87,638
                                        ----------      ---------      ---------      ---------
     Total deposits                     $1,993,094      1,993,094      1,955,384      1,931,240

Short-term borrowings                   $   86,802         86,802         89,654         99,838
Long-term borrowings                    $  349,178        349,178        314,518        323,820
Stockholders' equity                    $  258,958        258,958        252,157        248,985
Tangible equity (4)                     $  176,666        176,666        168,562        164,017
Fair value adjustment included in
   stockholders' equity                 $    4,435          4,435          1,849          1,962
Common shares outstanding:                  24,787         24,787         24,732         24,680
Memo items:
   Total loans serviced for others      $  239,978        239,978        215,240        201,135
   Total loans originated                  389,211        158,772        151,032         79,407

                                                                           2000
                                       ----------------------------------------------------------------------------
                                          As of          Fourth          Third           Second            First
                                       December 31,      Quarter        Quarter          Quarter          Quarter
                                       ------------     ---------      ----------       ----------       ----------
-------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------
Total assets                            $2,624,686      2,624,686       2,040,956        1,800,863        1,778,469
Total interest-earning assets           $2,370,613      2,370,613       1,882,330        1,677,146        1,657,272
Federal funds sold                      $   10,900         10,900              --           24,400               --
Securities, at amortized cost           $  501,274        501,274         488,563          489,569          553,433
Loans:
   Real estate loans:
     One-to four-family                 $1,089,607      1,089,607         805,569          690,811          673,913
     Home equity                        $  104,254        104,254          45,633           34,220           32,285
     Multi-family                       $  111,668        111,668          87,970           79,372           77,738
     Commercial real-estate             $  217,759        217,759         191,137          158,156          131,112
     Construction                       $   35,059         35,059          32,655           24,908           28,794
                                        ----------      ---------      ----------       ----------       ----------
       Total real estate loans          $1,558,347      1,558,347       1,162,964          987,467          943,842
                                        ----------      ---------      ----------       ----------       ----------

   Commercial business loans            $   93,730         93,730          46,794           33,013           26,237
   Consumer loans                       $  188,129        188,129         166,939          121,521          113,627
Net deferred costs and discounts        $      714            714           1,885            2,938            3,231
                                        ----------      ---------      ----------       ----------       ----------
       Total loans                      $1,840,920      1,840,920       1,378,582        1,144,939        1,086,937
Goodwill, net                           $   84,955         84,955          44,316           27,917           17,744

Total interest-bearing liabilities      $2,249,683      2,249,683       1,705,311        1,498,545        1,476,730

Deposits:
   Interest-bearing deposits:
     Savings accounts                   $  417,643        417,643         344,752          305,786          317,268
     Interest-bearing checking          $  539,155        539,155         435,672          392,213          373,401
     Certificates of deposits           $  844,549        844,549         579,440          474,851          463,986
     Mortgagors' payments held in
       escrow                           $   18,769         18,769          13,518           13,005            7,556
   Noninterest-bearing deposits         $   86,235         86,235          53,922           37,471           38,438
                                        ----------      ---------      ----------       ----------       ----------
     Total deposits                     $1,906,351      1,906,351       1,427,304        1,223,326        1,200,649

Short-term borrowings                   $  121,803        121,803          55,478           75,180           74,588
Long-term borrowings                    $  307,764        307,764         276,451          237,510          239,931
Stockholders' equity                    $  244,540        244,540         236,021          228,995          229,947
Tangible equity (4)                     $  159,585        159,585         191,705          201,078          212,203
Fair value adjustment included in
   stockholders' equity                 $      336            336          (5,064)          (8,844)          (8,300)
Common shares outstanding:                  24,667         24,667          24,638           24,654           25,014
Memo items:
   Total loans serviced for others      $  190,101        190,101         153,078          144,891          138,463
   Total loans originated                  419,501        106,745         124,817          116,358           71,581

                                                                      2001
                                            --------------------------------------------------------
                                            Year-to-Date       Third         Second          First
                                            September 30,     Quarter        Quarter        Quarter
                                            -------------    ---------      ---------      ---------
----------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (3)
(Amounts in thousands)
----------------------------------------------------------------------------------------------------
Total assets                                 $2,666,306      2,715,856      2,653,536      2,628,566
Total interest-earning assets                $2,415,593      2,459,706      2,404,536      2,381,678
Federal funds sold                           $   34,766         45,388         36,598         22,054
Securities, at amortized cost                $  512,286        530,910        503,638        501,993
Loans (1)                                    $1,847,640      1,864,773      1,841,032      1,836,824
Goodwill, net                                $   84,142         83,145         84,382         84,917
Interest-bearing liabilities:
   Savings accounts                          $  413,932        415,986        413,549        412,219
   Interest-bearing checking                 $  543,974        550,593        544,588        536,589
   Certificates of deposits                  $  873,541        889,081        876,995        854,165
   Mortgagors' payments held in escrow       $   19,597         25,118         18,207         15,359
   Other borrowed funds                      $  424,734        431,767        412,677        429,736
                                             ----------      ---------      ---------      ---------
     Total interest-bearing liabilities      $2,275,778      2,312,545      2,266,016      2,248,068

Interest-bearing deposits                    $1,851,044      1,880,778      1,853,339      1,818,332
Noninterest-bearing deposits                 $   86,820         92,875         87,450         79,992
                                             ----------      ---------      ---------      ---------
   Total deposits                            $1,937,864      1,973,653      1,940,789      1,898,324

Short-term borrowings                        $   97,323         89,681         92,535        109,975
Long-term borrowings                         $  327,411        342,086        320,142        319,761
Stockholders' equity                         $  253,038        257,919        251,919        249,181
Tangible equity (4)                          $  168,896        174,774        167,537        164,264
Common shares outstanding:
   Basic                                         24,710         24,763         24,697         24,667
   Diluted                                       25,014         25,188         24,982         24,788

                                                                             2000
                                            -----------------------------------------------------------------------
                                            Year-to-Date      Fourth          Third         Second          First
                                            December 31,      Quarter        Quarter        Quarter        Quarter
                                            ------------     ---------      ---------      ---------      ---------
---------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (3)
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------

Total assets                                 $1,992,032      2,417,528      2,044,237      1,786,630      1,714,486
Total interest-earning assets                $1,846,830      2,207,835      1,893,513      1,669,926      1,611,565
Federal funds sold                           $   12,312          5,941          9,930         20,886         12,587
Securities, at amortized cost                $  521,354        493,462        511,437        515,954        564,979
Loans (1)                                    $1,292,112      1,686,912      1,350,402      1,114,528      1,011,649
Goodwill, net                                $   40,122         70,637         44,749         26,227         18,488
Interest-bearing liabilities:
   Savings accounts                          $  338,475        390,321        354,858        311,953        296,016
   Interest-bearing checking                 $  411,778        492,422        425,986        378,951        348,709
   Certificates of deposits                  $  558,860        756,410        577,313        467,648        431,696
   Mortgagors' payments held in escrow       $   14,959         17,150         19,671         12,738         10,201
   Other borrowed funds                      $  347,959        404,293        341,811        317,183        327,999
                                             ----------      ---------      ---------      ---------      ---------
     Total interest-bearing liabilities      $1,672,031      2,060,596      1,719,639      1,488,473      1,414,621

Interest-bearing deposits                    $1,324,072      1,656,303      1,377,828      1,171,290      1,086,622
Noninterest-bearing deposits                 $   46,799         69,434         48,980         35,504         33,005
                                             ----------      ---------      ---------      ---------      ---------
   Total deposits                            $1,370,871      1,725,737      1,426,808      1,206,794      1,119,627

Short-term borrowings                        $   92,401        103,940         93,565         80,915         91,060
Long-term borrowings                         $  255,558        300,353        248,246        236,268        236,939
Stockholders' equity                         $  232,949        240,630        233,024        227,192        230,809
Tangible equity (4)                          $  192,827        169,993        188,275        200,965        212,321
Common shares outstanding:
   Basic                                         24,847         24,647         24,632         24,739         25,377
   Diluted                                       24,858         24,662         24,643         24,753         25,377

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data (Cont'd.)
Exhibit 99.1 (Cont'd.)

                                                                                       2001
                                                          --------------------------------------------------------------
                                                          Year-to-Date          Third          Second           First
                                                          September 30,        Quarter         Quarter         Quarter
                                                          -------------      -----------     -----------     -----------
------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------
Interest income                                            $   134,594            44,880          44,627          45,087
Interest expense                                           $    76,666            24,787          25,537          26,342
                                                           -----------       -----------     -----------     -----------
Net interest income                                        $    57,928            20,093          19,090          18,745
Provision for credit losses                                $     3,010             1,110             860           1,040
                                                           -----------       -----------     -----------     -----------
Net interest income after provision                        $    54,918            18,983          18,230          17,705

Noninterest income:
   Bank service charges and fees                           $     7,035             2,388           2,419           2,228
   Lending and leasing income                              $     3,105             1,064             997           1,044
   Insurance services and fees                             $    13,907             4,420           4,700           4,787
   Bank-owned life insurance earnings                      $     1,828               647             598             583
   Annuity and mutual fund commissions                     $     1,280               427             408             445
   Investment and security gains                           $     1,321               373             428             520
   Investment and fiduciary services                       $     1,139               383             358             398
   Other                                                   $     1,345               469             349             527
                                                           -----------       -----------     -----------     -----------
     Total noninterest income                              $    30,960            10,171          10,257          10,532

Noninterest expense:
   Salaries and benefits                                   $    34,055            11,236          11,150          11,669
   Occupancy and equipment                                 $     5,802             1,830           1,897           2,075
   Technology and communications                           $     5,530             1,775           1,765           1,990
   Marketing and advertising                               $     1,585               371             781             433
   Other                                                   $     9,962             3,340           3,490           3,132
                                                           -----------       -----------     -----------     -----------
     Total noninterest expense                             $    56,934            18,552          19,083          19,299

Income before income taxes and goodwill amortization       $    28,944            10,602           9,404           8,938
Income taxes                                               $     9,263             3,432           2,973           2,858
                                                           -----------       -----------     -----------     -----------
Net income before goodwill amortization                    $    19,681             7,170           6,431           6,080
                                                           -----------       -----------     -----------     -----------
Goodwill amortization                                      $     4,257             1,421           1,418           1,418
                                                           -----------       -----------     -----------     -----------
Net income                                                 $    15,424             5,749           5,013           4,662
                                                           -----------       -----------     -----------     -----------
------------------------------------------------------------------------------------------------------------------------
STOCK AND RELATED PER SHARE DATA
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------
Net income per share:
   Cash basis:
     Basic                                                 $      0.80              0.29            0.26            0.25
     Diluted                                               $      0.79              0.28            0.26            0.25
   GAAP basis:
     Basic                                                 $      0.62              0.23            0.20            0.19
     Diluted                                               $      0.62              0.23            0.20            0.19
Cash dividends                                             $      0.26              0.09            0.09            0.08
Dividend payout ratio                                            41.94%            39.13%          45.00%          42.11%
Divedend yield (Annualized)                                       2.19%             2.25%           2.32%           2.90%
Book value                                                 $     10.45             10.45           10.20           10.09
Tangible book value (4)                                    $      7.13              7.13            6.82            6.65
Market price (NASDAQ: FNFG):
   High                                                    $     17.90             17.90           15.99           12.00
   Low                                                     $     10.75             12.76           10.75           10.75
   Close                                                   $     15.87             15.87           15.53           11.19
Treasury shares repurchased                                         --                --              --              --

------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS (3)
(Annualized)
------------------------------------------------------------------------------------------------------------------------
Cash basis: (4)
    Return on average tangible assets                             1.02%             1.08%           1.00%           0.97%
    Return on average equity                                     10.40%            11.03%          10.24%           9.90%
    Return on average tangible equity                            15.58%            16.28%          15.40%          15.01%
GAAP basis:
    Return on average assets                                      0.77%             0.84%           0.76%           0.72%
    Return on average equity                                      8.15%             8.84%           7.98%           7.59%
    Return on average tangible equity                            12.21%            13.05%          12.00%          11.51%
Yield on interest-earning assets                                  7.44%             7.28%           7.43%           7.61%
Rate on interest-bearing liabilities                              4.50%             4.25%           4.52%           4.75%
                                                           -----------       -----------     -----------     -----------
Net interest rate spread                                          2.94%             3.03%           2.91%           2.86%

Net interest margin as a percentage of
   interest-earning assets                                        3.19%             3.28%           3.17%           3.13%

As a percentage of average assets (4):
   Noninterest income (2)                                         1.61%             1.52%           1.63%           1.68%
   Noninterest expense (4)                                        2.95%             2.80%           2.98%           3.08%
                                                           -----------       -----------     -----------     -----------
   Net overhead                                                   1.34%             1.28%           1.35%           1.40%
Efficiency ratio (4) (2)                                         63.97%            61.50%          64.57%          65.91%
Efficiency ratio (includes goodwill amortization) (2)            68.75%            66.21%          69.37%          70.76%

                                                                                        2000
                                                         ------------------------------------------------------------------
                                                         Year-to-Date    Fourth         Third         Second         First
                                                         December 31,    Quarter       Quarter        Quarter       Quarter
                                                         ------------    --------      --------      --------      --------
---------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATIONS DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------
Interest income                                            $137,040        41,835        35,410        30,836        28,959
Interest expense                                           $ 76,862        24,441        19,936        16,727        15,759
                                                           --------      --------      --------      --------      --------
Net interest income                                        $ 60,178        17,394        15,474        14,109        13,200
Provision for credit losses                                $  2,258           743           544           554           417
                                                           --------      --------      --------      --------      --------
Net interest income after provision                        $ 57,920        16,651        14,930        13,555        12,783

Noninterest income:
   Bank service charges and fees                           $  7,257         2,154         1,941         1,678         1,484
   Lending and leasing income                              $  3,105           914           775           791           625
   Insurance services and fees                             $ 16,685         4,110         4,244         4,349         3,982
   Bank-owned life insurance earnings                      $  2,070           570           515           504           482
   Annuity and mutual fund commissions                     $  1,348           252           380           421           295
   Investment and security gains                           $  1,829         1,011           247           315           258
   Investment and fiduciary services                       $    965           445           406           114            --
   Other                                                   $    831           122           195           161           350
                                                           --------      --------      --------      --------      --------
     Total noninterest income                              $ 34,090         9,578         8,703         8,333         7,476

Noninterest expense:
   Salaries and benefits                                   $ 34,224         9,713         8,896         8,021         7,594
   Occupancy and equipment                                 $  5,735         1,681         1,446         1,329         1,279
   Technology and communications                           $  5,733         1,794         1,459         1,271         1,209
   Marketing and advertising                               $  2,603           502           522           886           693
   Other                                                   $ 10,172         3,518         2,434         2,257         1,961
                                                           --------      --------      --------      --------      --------
     Total noninterest expense                             $ 58,467        17,208        14,757        13,764        12,736

Income before income taxes and goodwill amortization       $ 33,543         9,021         8,876         8,124         7,523
Income taxes                                               $ 10,973         3,009         2,895         2,653         2,416
                                                           --------      --------      --------      --------      --------
Net income before goodwill amortization                    $ 22,570         6,012         5,981         5,471         5,107
                                                           --------      --------      --------      --------      --------
Goodwill amortization                                      $  3,051         1,127           864           609           451
                                                           --------      --------      --------      --------      --------
Net income                                                 $ 19,519         4,884         5,117         4,862         4,656
                                                           --------      --------      --------      --------      --------
---------------------------------------------------------------------------------------------------------------------------
STOCK AND RELATED PER SHARE DATA
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------
Net income per share:
   Cash basis:
     Basic                                                 $   0.91          0.25          0.24          0.22          0.20
     Diluted                                               $   0.91          0.25          0.24          0.22          0.20
   GAAP basis:
     Basic                                                 $   0.79          0.20          0.21          0.20          0.18
     Diluted                                               $   0.79          0.20          0.21          0.20          0.18
Cash dividends                                             $   0.28          0.08          0.07          0.07          0.06
Dividend payout ratio                                         35.44%        40.00%        33.70%        35.62%        32.70%
Divedend yield (Annualized)                                    2.59%         2.94%         3.01%         3.00%         2.48%
Book value                                                 $   9.91          9.91          9.58          9.29          9.19
Tangible book value (4)                                    $   6.47          6.47          7.78          8.16          8.48
Market price (NASDAQ: FNFG):
   High                                                    $  11.06         11.06          9.75         10.16         10.38
   Low                                                     $   8.25          8.75          8.50          9.00          8.25
   Close                                                   $  10.81         10.81          9.25          9.38          9.75
Treasury shares repurchased                                   1,098             5            30           407           656

---------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS (3)
(Annualized)
---------------------------------------------------------------------------------------------------------------------------
Cash basis: (4)
   Return on average tangible assets                           1.16%         1.02%         1.19%         1.25%         1.21%
   Return on average equity                                    9.69%         9.94%        10.21%         9.69%         8.90%
   Return on average tangible equity                          11.70%        14.07%        12.64%        10.95%         9.67%
GAAP basis:
   Return on average assets                                    0.98%         0.80%         1.00%         1.09%         1.09%
   Return on average equity                                    8.38%         8.07%         8.74%         8.61%         8.11%
   Return on average tangible equity                          10.12%        11.43%        10.81%         9.73%         8.82%
Yield on interest-earning assets                               7.42%         7.56%         7.46%         7.39%         7.20%
Rate on interest-bearing liabilities                           4.60%         4.71%         4.60%         4.51%         4.47%
                                                           --------      --------      --------      --------      --------
Net interest rate spread                                       2.82%         2.85%         2.86%         2.88%         2.73%

Net interest margin as a percentage of
   interest-earning assets                                     3.26%         3.16%         3.28%         3.38%         3.27%

As a percentage of average assets (4):
   Noninterest income (2)                                      1.76%         1.68%         1.72%         1.90%         1.78%
   Noninterest expense (4)                                     3.00%         2.92%         2.94%         3.14%         3.02%
                                                           --------      --------      --------      --------      --------
   Net overhead                                                1.24%         1.24%         1.22%         1.24%         1.24%
Efficiency ratio (4) (2)                                      61.80%        62.96%        61.13%        61.35%        61.53%
Efficiency ratio (includes goodwill amortization) (2)         65.02%        67.08%        64.71%        64.07%        63.71%

First Niagara Financial Group, Inc.
Summary of Quarterly Financial Data (Cont'd.)
Exhibit 99.1 (Cont'd.)

                                                                       2001
                                                --------------------------------------------------
                                                    As of         Third       Second       First
                                                September 30,    Quarter      Quarter      Quarter
                                                -------------    -------      -------      -------
--------------------------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------------------------
Tier 1 capital                                        9.96%        9.96%       10.10%       10.09%
Total capital                                        11.05%       11.05%       11.23%       11.23%
Leverage capital                                      6.47%        6.47%        6.50%        6.35%
Equity to assets                                      9.42%        9.42%        9.49%        9.39%
Tangible equity to tangible assets                    6.62%        6.62%        6.55%        6.39%

-------------------------------------------------------------------------------------------------
ASSET QUALITY DATA
(Amounts in thousands)
-------------------------------------------------------------------------------------------------
Non-performing loans:
   One-to four-family                              $ 4,605        4,605        3,738        3,519
   Home equity                                     $   488          488          486          649
   Commercial real estate and multi-family         $ 2,208        2,208        1,723        1,304
   Consumer                                        $   385          385          270          413
   Commercial business                             $   840          840          839          569
                                                   -------       ------       ------       ------
     Total non-performing loans                    $ 8,526        8,526        7,056        6,454

Other non-performing assets                        $   693          693          651          867
                                                   -------       ------       ------       ------
Total non-performing assets                        $ 9,219        9,219        7,707        7,321

Allowance for credit losses                        $18,651       18,651       18,573       18,148
Net loan charge-offs                               $ 2,105        1,032          435          638
Total non-performing assets as a
   percentage of total assets                         0.34%        0.34%        0.29%        0.28%
Total non-performing loans to total loans             0.45%        0.45%        0.38%        0.35%
Net charge-offs to average loans (Annualized)         0.15%        0.22%        0.09%        0.14%
Allowance for credit losses to total loans            0.99%        0.99%        1.00%        0.99%
Allowance for credit losses
   to non-performing loans                          218.75%      218.75%      263.22%      281.19%
-------------------------------------------------------------------------------------------------
Personnel FTE                                          911          911          918          917
Number of bank offices                                  37           37           36           36

                                                                              2000
                                                 --------------------------------------------------------------
                                                    As of        Fourth        Third       Second        First
                                                 December 31,    Quarter      Quarter      Quarter      Quarter
                                                 ------------    -------      -------      -------      -------
---------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------------
Tier 1 capital                                        9.96%        9.96%       15.76%       19.50%       20.09%
Total capital                                        11.13%       11.13%       16.98%       20.68%       21.33%
Leverage capital                                      6.78%        6.78%        9.81%       11.99%       12.62%
Equity to assets                                      9.32%        9.32%       11.56%       12.72%       12.93%
Tangible equity to tangible assets                    6.28%        6.28%        9.60%       11.34%       12.05%

--------------------------------------------------------------------------------------------------------------
ASSET QUALITY DATA
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------
Non-performing loans:
   One-to four-family                              $ 3,543        3,543        2,536        1,209        1,325
   Home equity                                     $   641          641           47           17           54
   Commercial real estate and multi-family         $   926          926          551          487          627
   Consumer                                        $   515          515          164           42           70
   Commercial business                             $   858          858          266          232          159
                                                   -------       ------       ------       ------       ------
     Total non-performing loans                    $ 6,483        6,483        3,564        1,987        2,235

Other non-performing assets                        $   757          757          507          238          436
                                                   -------       ------       ------       ------       ------
Total non-performing assets                        $ 7,240        7,240        4,071        2,225        2,671

Allowance for credit losses                        $17,746       17,746       13,645       10,991       10,503
Net loan charge-offs                               $   735          307          286           66           76
Total non-performing assets as a
   percentage of total assets                         0.28%        0.28%        0.20%        0.12%        0.15%
Total non-performing loans to total loans             0.35%        0.35%        0.26%        0.18%        0.21%
Net charge-offs to average loans (Annualized)         0.06%        0.07%        0.08%        0.02%        0.03%
Allowance for credit losses to total loans            0.96%        0.96%        0.99%        0.96%        0.97%
Allowance for credit losses
   to non-performing loans                          273.73%      273.73%      382.85%      553.15%      469.93%
--------------------------------------------------------------------------------------------------------------
Personnel FTE                                          930          930          751          672          650
Number of bank offices                                  36           36           25           22           22

----------

(1) Includes deferred loan fees and expenses, loan discounts, loan purchase accounting adjustments and loans-in-process.
(2)   Excluding net gain/loss on sale of securities available for sale.
(3)   Averages presented are daily averages.
(4)   Excludes the impact of goodwill.