Form 10-K
period 2001-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2002-03-27
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transaction period from _________________ to ____________________

                         Commission File Number: 0-23975
                                                --------

                       FIRST NIAGARA FINANCIAL GROUP, INC.
        ---------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            Delaware                                  16-1545669
--------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization

6950 South Transit Road, P.O. Box 514, Lockport, NY                14095-0514
---------------------------------------------------            -----------------
     (Address of Principal Executive Officer)                      (Zip Code)

                                 (716) 625-7500
        ---------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

As of March 11, 2002, there were outstanding, exclusive of treasury shares, 25,944,112 shares of the Registrant's Common Stock.

The aggregate market value of the 9,009,064 shares of voting stock held by non-affiliates of the Registrant was $159,910,886, as computed by reference to the last sales price on March 11, 2002, as reported by the NASDAQ National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are beneficial owners of more than 10% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy Statement:

                  Document                                                       Part
------------------------------------------------    ----------------------------------------------------------------
Proxy Statement for the 2002 Annual Meeting of      Part III, Item 10
Stockholders                                        "Directors and Executive Officers of the Registrant"

                                                    Part III, Item 11
                                                    "Executive Compensation"

                                                    Part III, Item 12
                                                    "Security Ownership of Certain Beneficial Owners and Management"

                                                    Part III, Item 13
                                                    "Certain Relationships and Related Transactions"

                                TABLE OF CONTENTS

   ITEM                                                                               PAGE
  NUMBER                                                                             NUMBER
-----------                                                                       -------------

                                     PART I

    1      Business..............................................................        4

    2      Properties............................................................       18

    3      Legal Proceedings.....................................................       18

    4      Submission of Matters to a Vote of Security Holders...................       18

                                     PART II

    5      Market for Registrant's Common Equity and Related Stockholder
           Matters...............................................................       18

    6      Selected Financial Data...............................................       19

    7      Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................       22

    7A     Quantitative and Qualitative Disclosure about Market Risk.............       38

    8      Financial Statements and Supplementary Data...........................       41

    9      Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................       78

                                    PART III

    10     Directors and Executive Officers of the Registrant....................       78

    11     Executive Compensation................................................       78

    12     Security Ownership of Certain Beneficial Owners and Management........       78

    13     Certain Relationships and Related Transactions........................       78

                                              PART IV

    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......       79

           Signatures............................................................       80

                                     PART I

ITEM 1. BUSINESS

GENERAL

First Niagara Financial Group, Inc.

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, the "Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." FNFG was organized in December 1997 by First Niagara in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. FNFG was formed for the purpose of acquiring all of the capital stock of First Niagara upon completion of the reorganization. As part of the reorganization, FNFG sold approximately 43.5% of the shares of its common stock to eligible depositors of First Niagara (the "Offering") and issued approximately 53.3% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a state-chartered mutual holding company incorporated in New York State. Concurrent with the close of the offering, 1.9% of the shares were issued to the Company's employee stock ownership plan and 1.3% of the shares were issued to the First Niagara Bank Foundation (the "Foundation"). At December 31, 2001, approximately 33.6% of the outstanding shares (exclusive of treasury shares) of FNFG's common stock are held by the public and approximately 61.7% of its outstanding shares are held by the MHC. The remaining 4.7% of FNFG's outstanding shares of common stock are held by the Foundation and the Company's employee stock ownership plan.

The business of FNFG consists of the management of its community banks and financial services group. The Banks' business is primarily accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, through its financial services subsidiaries, FNFG has expanded its product offerings to include insurance products and services, as well as trust and investment services. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in Western and Central New York.

First Niagara Bank

First Niagara was organized in 1870 as a New York State chartered mutual savings bank. First Niagara operates as a wholly-owned subsidiary of FNFG and is a full-service, community-oriented savings bank that provides financial services to individuals, families and businesses located in the Western New York counties of Niagara, Orleans, Erie, Monroe and Genesee. First Niagara has expanded its market area beyond its traditional Western New York counties through new and acquired branch locations, which totaled 23 as of December 31, 2001. In February 2002, First Niagara opened its 24th branch, which is located in the Town of Greece, a Rochester suburb in Monroe County. On March 24, 2000, FNFG acquired Albion Banc Corp. ("Albion") and merged the two branches of its subsidiary, Albion Federal Savings and Loan, into First Niagara's branch system. As of December 31, 2001, First Niagara had $2.0 billion of assets, $139.4 million of stockholder's equity and employed 737 full-time equivalent personnel. For 2001, First Niagara had $87.9 million of total revenue.

First Niagara Bank Subsidiaries

First Niagara Financial Services, Inc. First Niagara Financial Services, Inc. ("FNFS"), a wholly-owned subsidiary of First Niagara incorporated in 1997, is engaged in the sale of annuities, mutual funds and life insurance. First Niagara Financial Services, Inc. acts as an agent for third-party companies to sell and service their investment products.

First Niagara Funding, Inc. First Niagara Funding, Inc. is a wholly-owned real estate investment trust ("REIT") of First Niagara incorporated in 1997 that primarily owns commercial mortgage loans. This REIT supplements its holdings of commercial real estate loans with fixed rate residential mortgages, home equity loans and commercial business loans.

First Niagara Leasing, Inc. (formerly Empire National Leasing, Inc.) First Niagara Leasing, Inc. ("FNL") was acquired by First Niagara on January 1, 2000 and provides direct financing in the commercial small ticket lease market to the equipment industry.

First Niagara Securities, Inc. First Niagara Securities, Inc., a wholly-owned subsidiary of First Niagara incorporated in 1984, is a New York State Article 9A company, which is primarily involved in the investment in U.S. government agency and Treasury obligations.

Niagara Investment Advisors, Inc. Niagara Investment Advisors, Inc. ("NIA") is an investment supervisory services firm that was acquired by First Niagara on May 31, 2000. NIA specializes in equity, fixed-income and balanced portfolio accounts for individuals, pension plans, corporations and charitable institutions.

NOVA Healthcare Administrators, Inc. NOVA Healthcare Administrators, Inc. ("NOVA") was acquired on January 1, 1999 by First Niagara and provides third-party administration of employee benefit plans.

Warren-Hoffman & Associates, Inc. Warren-Hoffman & Associates, Inc. ("WHA") was acquired on January 1, 1999 by First Niagara and is a full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. WHA was founded in 1968 and serves commercial and personal clients throughout the Company's market area. In July 2001, WHA began offering consulting and risk management services to commercial customers in the areas of alternative risk and self-insurance through the trade name First Niagara Risk Management. Allied Claim Services, Inc. ("Allied"), was acquired by WHA on January 1, 2001 and is an independent insurance adjusting firm and third party administrator. Allied represents insurance companies and self-insured employers in the investigation, settlement and administration of claims brought under an insurance contract or as a self-insured. It operates primarily in the coverage areas of workers' compensation, automobile, general liability and property.

Cortland Savings Bank

On July 7, 2000 FNFG acquired all of the common stock of CNY Financial Corporation, the holding company for Cortland Savings Bank. Cortland, which is a New York State chartered savings bank founded in 1866 and headquartered in Cortland, New York, operates as a wholly-owned subsidiary of FNFG. Cortland provides full service community banking to individuals and businesses through its network of 3 branches in Cortland County and a loan production office in Tompkins County. As of December 31, 2001, Cortland had $255.6 million of assets, $32.8 million of stockholder's equity and employed 62 full-time equivalent personnel. For 2001, Cortland had $10.0 million of total revenue.

Cortland Savings Bank Subsidiary

Cortland REIT Corp. Cortland REIT Corp. is a wholly-owned real estate investment trust of Cortland that owns residential mortgage loans. This REIT supplements its holdings of residential real estate loans with commercial real estate and home equity loans.

Cayuga Bank

On November 3, 2000 FNFG acquired all of the common stock of Iroquois Bancorp, Inc., the holding company of Cayuga Bank and The Homestead Savings FA ("Homestead"). Upon closing of the transaction, FNFG merged Homestead into Cayuga. As a result, Cayuga is a wholly-owned subsidiary of FNFG that operates as a New York State chartered commercial bank. Cayuga provides community banking services to consumers and businesses primarily located in Cayuga, Oswego and Oneida Counties through 11 branches. As of December 31, 2001, Cayuga had $611.8 million of assets, $77.8 million of stockholder's equity and employed 120 full-time equivalent personnel. For 2001, Cayuga had $22.7 million of total revenue.

Cayuga Bank Subsidiaries

Cayuga Financial Services and H.S. Service Corp. Cayuga Financial Services ("CFS") and H.S. Service Corp. are wholly-owned subsidiaries of Cayuga engaged in the sale of annuities, mutual funds and insurance. CFS and H.S. Service Corp., act as agents for third party companies to sell and service their products. Effective January 1, 2001, all activities previously conducted by H.S. Services Corp. were transferred to CFS.

Cayuga Funding Corp. Cayuga Funding Corp. is a wholly-owned real estate investment trust of Cayuga that primarily owns residential mortgage loans.

During 2001, FNFG organized all of its financial services activities, namely insurance, fiduciary and investment products and services, under one Financial Services Group headed up by one dedicated executive. The Financial Services Group includes the results of operations from the Company's WHA, Nova, NIA, FNFS and CFS subsidiaries, as well as Cayuga's trust department. This was done in order to maximize the Company's cross-selling capabilities.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity, and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

MARKET AREA AND COMPETITION

The Company's primary lending areas have historically been concentrated in the same counties as its branch offices. The Company faces significant competition in both making loans and attracting deposits. The Western and Central New York regions have a high density of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as a result of, among other things, Internet banking, the elimination of restrictions on the interstate operations of financial institutions, and legislation that permits affiliations between banks, securities firms and insurance companies.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination of one- to four-family residential and commercial real estate loans and commercial business loans to customers located within its primary market areas. The Company generally sells in the secondary market 20-30 year monthly and 25-30 year bi-weekly fixed rate residential mortgage loans, and retains for its portfolio adjustable-rate loans and fixed-rate monthly 10-15 year residential mortgage loans, together with fixed-rate bi-weekly mortgage loans with maturities of 20 years or less. However, for the majority of 2001, the Company was also selling 15 year monthly and 20 year bi-weekly fixed rate residential mortgage loans as part of its asset/liability management strategy during the low interest rate environment. The Company generally retains the servicing rights on mortgage loans it sells and realizes monthly service fee income. The Company also originates for retention in its portfolio, home equity and consumer loans that it originates, with the exception of education loans which, as they enter their repayment phase, are sold to the Student Loan Marketing Association ("Sallie Mae").

One- to Four-Family Real Estate Lending. The Company's primary lending activity has been the origination of mortgage loans to enable borrowers to finance one- to four-family, owner-occupied properties located in its primary market areas. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500,000. Approximately 36%, or $348.7 million, of the Company's residential portfolio consists of bi-weekly mortgages, which feature an accelerated repayment structure and a linked deposit account.

The Company currently offers both fixed and adjustable rate conventional and government guaranteed Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") secondary market standards. Private mortgage insurance ("PMI") is required for loans with loan-to-value ratios in excess of 80%.

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

The Company currently offers several one- to four-family, adjustable-rate monthly and bi-weekly mortgage loan ("ARMs") products secured by residential properties. The one- to four-family ARMs are offered with terms up to 30 years, with rates that adjust every one, five or seven years. After origination, the interest rate on one- to four-family ARMs is reset based upon a contractual spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index).

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

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses and commercial and industrial real estate. The commercial real estate loans are predominately secured by nonresidential properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as churches, mobile home parks, restaurants, motel/hotels and auto dealerships. The Company's current policy with regard to such loans is to emphasize geographic distribution within its market area, diversification of property types and minimization of credit risk.

As part of the Company's ongoing strategic initiatives to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year ARM products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 200 and 300 basis points over the then, current one, three or five year United States Treasury Constant Maturity Index subject to interest rate floors. The maximum term for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

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

The Company has increased its emphasis on commercial real estate and multi-family lending desiring to invest in assets bearing higher interest rates, which are more sensitive to changes in market interest rates but are less susceptible to prepayment risk. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with one- to four-family residential mortgage lending, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. To help mitigate this risk the Company has put in place concentration limits based upon loan types and property types and maximum amounts which may be lent to an individual or group of borrowers.

Home Equity Lending. The Company offers fixed-rate, fixed-term, monthly and bi-weekly home equity and second mortgage loans, and variable rate home equity lines of credit ("HELOCs") in its market areas. Both fixed-rate and floating rate home equity products are offered in amounts up to 90% of the appraised value of the property (including the first mortgage) with a maximum loan amount of $150,000. Mortgage insurance is required for HELOCs with loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered for terms up to 30 years. The line may be drawn upon for 10 years, during which principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining 20 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less.

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect new and used automobile loans, mobile home loans, education loans and personal secured and unsecured loans.

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

The Company participates in indirect automobile lending programs with Western and Central New York auto dealerships. These loans are underwritten by the Company's consumer lending officers in accordance with Company policy. The Company also purchases "A" quality lease paper through a third-party finance company. While the Company retains the credit risk associated with the auto leases, by contract, residual risk, repossessions and remarketing is the responsibility of the financing company. Indirect auto loans have terms up to 72 months while auto leases have terms up to 40 months.

The Company originates personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of the loans range from 6 to 60 months and generally do not exceed $50,000. Secured loans are collateralized by savings accounts or certificates of deposits. Unsecured loans are only approved for more creditworthy customers.

The Company continues to be an active originator of education loans. Substantially all of the loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC") or the American Student Association ("ASA"). Under the terms of these loans, no repayment is due until the student graduates, with 98% of the principal guaranteed by NYSHESC or ASA. The Company's general practice is to sell these education loans to Sallie Mae as the loans reach repayment status. The Company generally receives a premium of ..25% to .75% on the sale of these loans.

Commercial Business Loans. The Company offers commercial business loans and lines-of-credit to small and medium size companies in its market area, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans and lines-of-credit are made for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. Lines-of-credit expire after one year and generally carry a variable rate of interest indexed to the prime rate. The Company has recently increased its strategic focus to allocate a greater portion of available funds to both the commercial middle income and small business lending markets. To facilitate the Company's expansion of these areas, the Company has added commercial business products such as cash management, merchant services and Internet banking, together with credit scoring to enhance customer service to the small business client.

The Company also offers installment direct financing leases, generally in amounts up to $100,000 with terms no greater than 60 months, which are guaranteed by the principals of the lessee and collateralized by the leased equipment.

In 2000, the Company began to dedicate more resources to commercial business and real-estate loans, which are 75% - 85% government guaranteed through the Small Business Administration ("SBA"). Terms of these loans range from one year to twenty-five years and generally carry a variable rate of interest indexed to the prime rate. Through its increased emphasis on commercial lending, the Company was able to become the fifth largest SBA lender in Western New York in one year. This product allows the Company to better meet the needs of its small business customers in the market areas it serves.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower's business, while secured commercial business loans may be secured by collateral that is not readily marketable.

Classification of Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are generally placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.

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

Consistent with regulatory guidelines, the Company provides for the classification of loans considered to be of lesser quality as "substandard", "doubtful", or "loss" assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

When the Company classifies problem loans as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When the Company classifies problem loans as a loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the loans classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the losses inherent in the loan portfolio. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to maintain a level which management considers adequate to provide for credit losses inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

Management's evaluation of the allowance is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for credit losses consists of several elements. Non-accruing, impaired and delinquent commercial loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans and the need, if any, for a specific reserve. Another element involves estimating losses inherent in categories of smaller balance homogeneous loans (one- to four-family, home equity, consumer) based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions (primarily Western and Central New York State where the Company is subject to a high degree of concentration risk); seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

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

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-backed securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMOs"). Also permitted are investments in asset-backed securities ("ABSs"), backed by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The investment strategy generally utilizes a risk management approach of diversified investing between short-, intermediate- and long-term categories in order to increase overall investment yields in addition to managing interest rate risk. To accomplish these objectives, the Company's focus is on investments in mortgage-backed securities, CMOs and ABSs, while U.S. Government and other non-amortizing securities are utilized for call protection and liquidity purposes. During 2001 emphasis was placed on investments with shorter durations as a result of the lower interest rate environment. As with mortgage-backed securities, the Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with expected average lives in excess of 10 years. Additionally, the Company has a limited covered call option program. Under this program the Company writes call options on common stock already held within its available for sale investment security portfolio. These options give the purchaser the right to purchase a specified amount of the equity security the option was written on, at a pre-determined strike price for a premium. As derivative instruments, the options are recognized on the balance sheet at fair value and any subsequent changes in fair value are recorded in earnings as investment and net security gains or losses. If the options ultimately expire unexercised, the premiums received for writing the options remaining on the balance sheet are realized into income by the Company.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations have historically been additional sources of funds. The Company has available lines of credit with the FHLB, Federal Reserve Bank
(FRB) and the MHC, which can provide liquidity if the above funding sources are not sufficient to meet the Company's short-term liquidity needs.

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings accounts, negotiable order of withdrawal ("NOW") accounts, checking accounts, money market accounts, and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company also provides commercial business, as well as totally free checking accounts.

Borrowed Funds. Borrowings are utilized to lock-in lower cost funding, better match interest rates and maturities of certain assets and liabilities and leverage capital for the purpose of improving return on equity. Such borrowings primarily consist of advances and reverse repurchase agreements entered into with the FHLB, with nationally recognized securities brokerage firms and with commercial customers.

SEGMENT INFORMATION

Information about the Company's business segments is included in note 16 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." Based on the "Management Approach" model as described in the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, its banking activities and its financial services activities. Financial services activities for 2001 and 2000 consisted of the results of the Company's insurance products and services, third-party administration services, as well as, fiduciary and investment services subsidiaries, which were organized under one Financial Services Group in 2001.

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

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for credit losses. Any change in such regulation and oversight whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.

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

Insurance of Accounts and Regulation by the FDIC

The Banks are members of the Bank Insurance Fund ("BIF"), which is administered by the FDIC. While the majority of the Banks deposits are insured by the BIF, some of the deposits acquired from previous acquisitions are insured by the Savings Association Insurance Fund ("SAIF"). Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk. The FDIC also has the authority to initiate enforcement actions against banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. The Banks are also subject to certain FRB regulations for the maintenance of reserves in cash or in non-interest bearing accounts, the effect of which is to increase the cost of funds.

During 2001, the Company's insurance premiums increased to $367 thousand compared with $276 thousand in 2000, as a result of the deposits acquired during 2000. The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to supervisory subgroups within each capital group, based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance for both BIF and SAIF currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. The FDIC is required to maintain a specified ratio of reserves to insured deposits, and may be required to increase its assessment in order to maintain this ratio. Any increase in insurance assessments could have an adverse effect on earnings.

Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the BIF. Until December 31, 1999, the rate of assessment for BIF-assessable deposits was one-fifth of the rate imposed on deposits insured by the SAIF. Full pro-rata sharing of the FICO bond payments commenced January 1, 2000. The annual rate of assessments for the payments on the FICO bonds is 0.00455%.

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

These guidelines divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for credit and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

At December 31, 2001, FNFG and the Banks exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for FNFG and the Banks are detailed in note 9 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Based on the foregoing, FNFG and the Banks are classified as "well capitalized" institutions at December 31, 2001.

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

Federal law and FDIC regulations permit certain exceptions to the foregoing limitation. For example, certain state-chartered banks, such as the Banks, may continue to invest in common or preferred stock listed on a National Securities Exchange or the National Market System of NASDAQ, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2001, the Banks had $20.3 million of securities pursuant to this exception.

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

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to or guarantees acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with nonaffiliates. Under Section 23A transactions with a bank in which 80 percent or more of the voting shares are controlled by the company that controls 80 percent or more shares of the voting shares of the member bank are exempt from the collateral requirements of the regulation. Thus, transactions between the Banks controlled by FNFG are exempt from the collateral requirements of regulation 23A.

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

During 2000, the FDIC and the New York State Insurance Department issued final regulations to implement the consumer privacy provisions of the GLB Act. On July 1, 2001, compliance with such regulations became mandatory for all financial and insurance institutions. The regulations require such institutions to disclose their policies and practices to protect the privacy of consumers' nonpublic personal financial and health information. During 2001, the Company implemented a corporate-wide program designed to achieve and maintain compliance with the consumer privacy regulations.

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

RISK FACTORS

In addition to the various risks and uncertainties discussed throughout this Form 10-K, the Company is also subject to the following risk factors:

Potential Effects of Changes in Interest Rates and the Current Interest Rate Environment

The results of operations and financial condition of the Company are significantly affected by changes in interest rates. The Company's results of operations are dependent on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because as a general matter the Company's interest-bearing liabilities reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would result in a decrease in average interest rate spread and net interest income. See Part II
Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

Changes in interest rates also affect the value of the Company's interest-earning assets and interest rate contracts. In particular the Company's investment securities and interest rate swaps designated as cash flow hedges. Generally, the value of investment securities fluctuates inversely with changes in interest rates. At December 31, 2001, the securities portfolio totaled $693.9 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders' equity, net of applicable taxes, and amounted to $2.8 million at December 31, 2001. In general, the value of the Company's interest rate swaps increase or decrease as interest rates increase or decrease. Under these agreements, the Company pays an annual fixed rate and receives a floating three-month U.S. Dollar LIBOR rate over a two-year period. As of December 31, 2001, these agreements had a notional amount totaling $20.0 million. Unrealized gains and losses on interest rate swaps designated as cash flow hedges are reported as a separate component of stockholders' equity, net of applicable taxes and amounted to an unrealized loss of $206 thousand at December 31, 2001. Decreases in the fair value of the Company's securities available for sale and interest rate swaps therefore could have an adverse effect on stockholders' equity.

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

Potential Effects if the Allowance For Credit Losses is not Sufficient

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we rely on an allowance valuation model that considers a review of loans, our experience and our evaluation of economic conditions. If actual results are materially different from the assumptions made, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

Potential Effects if Economic Conditions Deteriorate

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Minority Public Ownership and Certain Anti-Takeover Provisions

Voting Control of the Mutual Company. Under New York law, FNFG's Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan of Reorganization"), and governing corporate instruments, as long as FNFG remains under the MHC structure, at least 51% of FNFG's voting shares must be owned by the MHC. The MHC will be controlled by its board of trustees, who will consist of persons who are members of the board of directors of FNFG. The MHC will elect all members of the board of directors of FNFG, and as a general matter, will control the outcome of all matters presented to the stockholders of FNFG for resolution by vote, except for matters that require a vote greater than a majority. The MHC, acting through its board of trustees, will be able to control the business and operations of FNFG and its subsidiaries and will be able to prevent any challenge to the ownership or control of FNFG by stockholders other than the MHC.

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

ITEM 2. PROPERTIES

Both FNFG and First Niagara maintain their executive offices at an Administrative Center, located at 6950 South Transit Road, Lockport, New York. The Administrative Center, built in 1997, has 76,000 square feet of space and is owned by First Niagara. In addition to its branch network, First Niagara leases nine offices and owns one building that it utilizes for its non-banking subsidiaries, back office operations, training and storage. The total square footage for these facilities is approximately 99,000 square feet and are located in Erie and Niagara Counties.

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

The Company, as of December 31, 2001, conducts its business through 37 full-service banking offices, 2 loan production offices and 67 ATM locations. Of the 37 branches, 12 are located in Erie County, 5 each in Niagara, Cayuga and Oneida Counties, 3 each in Cortland and Monroe Counties, 2 in Orleans County and 1 each in Oswego and Genesee Counties. Additionally, 24 of the branches are owned and 13 are leased. The loan production offices are located in Rochester and Ithaca and are leased.

At December 31, 2001, the Company's premises and equipment had an aggregate net book value of approximately $40.2 million. See note 5 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment and operating leases. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of FNFG is traded under the symbol of FNFG on the NASDAQ National Market. At March 11, 2002, FNFG had 25,944,112 shares of common stock outstanding and had approximately 6,700 shareholders of record. During 2001, the high and low sales price of the common stock was $17.90 and $10.75, respectively. FNFG paid dividends of $0.36 per common share during the year ended December 31, 2001. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

ITEM 6. SELECTED FINANCIAL DATA

                                                                             As of December 31,
                                                  ------------------------------------------------------------------------
                                                     2001          2000          1999             1998             1997
                                                  ----------    ----------    ----------       ----------       ----------
                                                               (Dollars and share amounts in thousands)
Selected financial condition data:

  Total assets ................................   $2,857,946    $2,624,686    $1,711,712       $1,508,734       $1,179,026
  Securities available for sale:
    Mortgage-backed ...........................      339,881       302,334       384,329          392,975          272,955
    Other .....................................      354,016       199,500       179,144          187,776          176,326
  Securities held to maturity .................           --            --            --               --           17,000
  Loans, net ..................................    1,853,141     1,823,174       985,628          744,739          635,396
  Deposits ....................................    1,990,830     1,906,351     1,113,302        1,060,897          995,621
  Borrowings ..................................      559,040       429,567       335,645          142,597           33,717
  Stockholders' equity (1) ....................   $  260,617    $  244,540    $  232,616       $  263,825       $  130,471
  Treasury shares repurchased .................           --         1,098         3,111               --               --
  Common shares outstanding ...................       24,802        24,667        25,658           28,716               --
  Ratio of stockholders' equity to total assets         9.12%         9.32%        13.59%           17.49%           11.07%


                                                                       For the year ended December 31,
                                                  ------------------------------------------------------------------------
                                                     2001          2000          1999             1998             1997
                                                  ----------    ----------    ----------       ----------       ----------
                                                                             (In thousands)
Selected operations data:

  Interest income .............................   $  178,368    $  137,040    $  107,814       $   92,102       $   82,363
  Interest expense ............................       99,352        76,862        57,060           47,966           44,978
                                                  ----------    ----------    ----------       ----------       ----------
    Net interest income .......................       79,016        60,178        50,754           44,136           37,385
  Provision for credit losses .................        4,160         2,258         2,466            2,084            1,493
                                                  ----------    ----------    ----------       ----------       ----------
  Net interest income after provision .........       74,856        57,920        48,288           42,052           35,892
  Noninterest income ..........................       42,072        34,090        27,688            9,182            6,796
  Noninterest expense .........................       83,005        61,518        47,643           35,946(2)        25,178
                                                  ----------    ----------    ----------       ----------       ----------
  Income before income taxes ..................       33,923        30,492        28,333           15,288           17,510
  Income taxes ................................       12,703        10,973         9,893            4,906            6,259
                                                  ----------    ----------    ----------       ----------       ----------
  Net income ..................................   $   21,220    $   19,519    $   18,440       $   10,382(2)    $   11,251
                                                  ==========    ==========    ==========       ============     ==========

                                                                  As of and for the year ended December 31,
                                                  ------------------------------------------------------------------------
                                                     2001          2000          1999             1998             1997
                                                  ----------    ----------    ----------       ----------       ----------
Stock and related per share data:

  Earnings per common share:
    Basic .....................................   $     0.86    $     0.79    $     0.69       $       --       $       --
    Diluted ...................................         0.85          0.79          0.69               --               --
  Cash dividends ..............................   $     0.36    $     0.28    $     0.14(3)    $     0.06       $       --
  Dividend payout ratio .......................        41.86%        35.44%        20.30%(3)        16.60%              --
  Book value ..................................   $    10.51    $     9.91    $     9.07       $     9.19       $       --
  Market price (NASDAQ:FNFG):
    High ......................................   $    17.90    $    11.06    $    11.13       $    17.06       $       --
    Low .......................................        10.75          8.25          9.00             8.38               --
    Close .....................................        16.83         10.81         10.25            10.50               --

                                                                   As of and for the year ended December 31,
                                                     ---------------------------------------------------------------------
                                                      2001          2000          1999             1998             1997
                                                     -------       -------       -------          -------          -------
                                                                         (Dollars in thousands)
Selected financial ratios and other data (4):

Performance ratios:
Return on average assets ......................         0.79%         0.98%         1.13%            0.77%(2)         0.98%
Return on average equity ......................         8.30          8.38          7.52             4.65(2)          9.16
Net interest rate spread ......................         2.99          2.82          2.72             2.75             2.86
Net interest margin as a percent of interest-
  earning assets ..............................         3.25          3.26          3.33             3.48             3.39
As a percentage of average assets:
  Noninterest income (5) ......................         1.62          1.76          1.67             0.68             0.51
  Noninterest expense .........................         3.10          3.09          2.93             2.68(2)          2.20
                                                     -------       -------       -------          -------          -------
  Net overhead ................................         1.48          1.33          1.26             2.00(2)          1.69
Average interest-earning assets
   to average interest-bearing liabilities ....       106.33        110.45        116.10           119.38           113.12
Efficiency ratio ..............................        68.50%        65.02%        61.11%           67.59%(2)        58.19%

Asset quality data:
Total non-accruing loans ......................      $11,480       $ 6,483       $ 1,929          $ 3,296          $ 3,047
Other non-performing assets ...................          665           757         1,073              589              223
Allowance for credit losses ...................       18,727        17,746         9,862            8,010            6,921
Net loan charge-offs ..........................      $ 3,179       $   735       $   614          $   995          $ 1,111
Total non-accruing loans to total loans .......         0.61%         0.35%         0.19%            0.43%            0.47%
Total non-performing assets as percentage of
   total assets ...............................         0.42          0.28          0.18             0.26             0.28
Allowance for credit losses to non-
  accruing loans ..............................       163.13        273.73        511.27           243.02           227.14
Allowance for credit losses to total loans ....         1.00          0.96          0.99             1.06             1.08
Net charge-offs to average loans ..............         0.17%         0.06%         0.07%            0.15%            0.18%

Other data:
Number of full-service offices ................           37            36            18               18               15
Full time equivalent employees ................          919           930           625              402              357

                                                            2001                                            2000
                                         -------------------------------------------     -------------------------------------------
                                         Fourth       Third      Second       First      Fourth       Third      Second       First
                                         quarter     quarter     quarter     quarter     quarter     quarter     quarter     quarter
                                         -------     -------     -------     -------     -------     -------     -------     -------
                                                                    (In thousands except per share amounts)
Selected Quarterly Data:

  Interest income ....................   $43,774     $44,880     $44,627     $45,087     $41,835     $35,410     $30,836     $28,959
  Interest expense ...................    22,686      24,787      25,537      26,342      24,441      19,936      16,727      15,759
                                         -------     -------     -------     -------     -------     -------     -------     -------
       Net interest income ...........    21,088      20,093      19,090      18,745      17,394      15,474      14,109      13,200
  Provision for credit losses ........     1,150       1,110         860       1,040         743         544         554         417
                                         -------     -------     -------     -------     -------     -------     -------     -------
       Net interest income
           after provision ...........    19,938      18,983      18,230      17,705      16,651      14,930      13,555      12,783
  Noninterest income .................    11,112      10,171      10,257      10,532       9,578       8,703       8,333       7,476
  Noninterest expense ................    20,393      18,552      19,083      19,299      17,210      14,757      13,764      12,735
  Amortization of goodwill
       and other intangibles .........     1,421       1,421       1,418       1,418       1,126         864         609         452
                                         -------     -------     -------     -------     -------     -------     -------     -------
       Net income before
          income taxes ...............     9,236       9,181       7,986       7,520       7,893       8,012       7,515       7,072
  Income taxes .......................     3,440       3,432       2,973       2,858       3,009       2,895       2,653       2,416
                                         -------     -------     -------     -------     -------     -------     -------     -------

       Net income ....................   $ 5,796     $ 5,749     $ 5,013     $ 4,662     $ 4,884     $ 5,117     $ 4,862     $ 4,656
                                         =======     =======     =======     =======     =======     =======     =======     =======

  Earnings per share:
       Basic .........................   $  0.23     $  0.23     $  0.20     $  0.19     $  0.20     $  0.21     $  0.20     $  0.18
       Diluted .......................      0.23        0.23        0.20        0.19        0.20        0.21        0.20        0.18

  Market price (NASDAQ:FNFG):
       High ..........................   $ 17.45     $ 17.90     $ 15.99     $ 12.00     $ 11.06     $  9.75     $ 10.16     $ 10.38
       Low ...........................     15.20       12.76       10.75       10.75        8.75        8.50        9.00        8.25
       Close .........................     16.83       15.87       15.53       11.19       10.81        9.25        9.38        9.75

  Cash Dividends .....................   $  0.10     $  0.09     $  0.09     $  0.08     $  0.08     $  0.07     $  0.07     $  0.06

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

                                                     As of December 31, 1998
                                                     -----------------------
      Net income ...................................       $   14,366
      Net income per share:
          Basic ....................................       $     0.50
          Diluted ..................................       $     0.50
      Return on average assets .....................             1.07%
      Return on average equity .....................             6.43%
      As a percentage of average assets:
          Noninterest expense ......................             2.18%
          Net overhead .............................             1.50%
      Efficiency ratio .............................            54.90%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data." The Company's results of operations are dependent primarily on net interest income, the provision for credit losses, noninterest income and noninterest expenses. Additionally, results of operations are significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

ANALYSIS OF FINANCIAL CONDITION

Overview

Total assets increased to $2.86 billion at December 31, 2001 from $2.62 billion at December 31, 2000. This $233.3 million, or 9%, increase was realized primarily due to internal growth and the purchase of $155.0 million of U.S. Treasury securities in late 2001. During 2001, the Company's emphasis on commercial real estate and business loan ("commercial loan") originations was partially offset by the Company's strategic initiative to hold less fixed rate long-term residential mortgages. Accordingly, loans increased only slightly to $1.87 billion at December 31, 2001 from $1.84 billion at December 31, 2000. Total liabilities increased 9% from $2.4 billion at December 31, 2000 to $2.6 billion at December 31, 2001. Of this $217.2 million increase, approximately $84.5 million was attributable to growth in deposits, while $140.0 million can be attributed to the funding of the purchase of U.S. Treasury securities. During 2000, total assets increased 53% from $1.7 billion at December 31, 1999 primarily due to the acquisitions in 2000.

Lending Activities

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                              At December 31,
                                ---------------------------------------------------------------------------
                                         2001                     2000                     1999
                                ---------------------    ---------------------    ---------------------
                                  Amount      Percent      Amount      Percent      Amount      Percent
                                -----------   -------    -----------   -------    -----------   -------
                                                          (Dollars in thousands)
Real estate loans:
    One- to four-family .....   $   980,638     52.44%   $ 1,089,607     59.21%   $   609,742     61.55%
    Home equity .............       114,443      6.12        104,254      5.67         22,499      2.27
    Multi-family ............       133,439      7.13        111,668      6.07         74,652      7.54
    Commercial ..............       259,457     13.87        217,759     11.83        120,758     12.19
    Construction ............        64,502      3.45         35,059      1.91         28,413      2.87
                                -----------    ------    -----------    ------    -----------    ------
      Total real estate loans     1,552,479     83.01      1,558,347     84.69        856,064     86.42
                                -----------    ------    -----------    ------    -----------    ------
Consumer loans:
    Mobile home .............        23,436      1.25         22,987      1.25         25,957      2.62
    Recreational vehicle ....        23,453      1.25         31,246      1.70         23,389      2.36
    Vehicle .................        80,795      4.32         71,044      3.85         24,289      2.45
    Personal ................        30,756      1.65         38,024      2.06         15,771      1.59
    Home improvement ........         7,314      0.39          8,973      0.49          7,983      0.81
    Guaranteed education ....        15,131      0.81         14,242      0.77         12,564      1.27
    Other consumer ..........         1,241      0.07          1,613      0.09            280      0.03
                                -----------    ------    -----------    ------    -----------    ------

      Total consumer loans ..       182,126      9.74        188,129     10.21        110,233     11.13
                                -----------    ------    -----------    ------    -----------    ------

Commercial business loans ...       135,621      7.25         93,730      5.10         24,301      2.45
                                -----------    ------    -----------    ------    -----------    ------

      Total loans ...........     1,870,226    100.00%     1,840,206    100.00%       990,598    100.00%
                                -----------    ======    -----------    ======    -----------    ======
Net deferred costs and
      unearned discounts ....         1,642                      714                    4,892
Allowance for credit losses .       (18,727)                 (17,746)                  (9,862)
                                -----------              -----------              -----------
      Total loans, net ......   $ 1,853,141              $ 1,823,174              $   985,628
                                ===========              ===========              ===========

                                               At December 31,
                                ---------------------------------------------
                                         1998                    1997
                                ---------------------    --------------------
                                  Amount      Percent      Amount     Percent
                                -----------   -------    -----------  -------
                                            (Dollars in thousands)
Real estate loans:
    One- to four-family .....   $   456,197     60.97%   $   392,846    61.47%
    Home equity .............        15,520      2.07         13,587     2.13
    Multi-family ............        72,672      9.71         74,049    11.59
    Commercial ..............        98,693     13.19         77,217    12.08
    Construction ............        19,476      2.60         10,791     1.69
                                -----------    ------    -----------   ------
      Total real estate loans       662,558     88.54        568,490    88.96
                                -----------    ------    -----------   ------
Consumer loans:
    Mobile home .............        24,983      3.34         22,747     3.56
    Recreational vehicle ....         8,906      1.19          1,553     0.24
    Vehicle .................         8,741      1.17          7,306     1.14
    Personal ................        15,642      2.09         15,157     2.37
    Home improvement ........         8,131      1.09          7,609     1.19
    Guaranteed education ....        12,314      1.65         10,975     1.72
    Other consumer ..........           342      0.05            321     0.05
                                -----------    ------    -----------   ------

      Total consumer loans ..        79,059     10.58         65,668    10.27
                                -----------    ------    -----------   ------

Commercial business loans ...         6,616      0.88          4,893     0.77
                                -----------    ------    -----------   ------

      Total loans ...........       748,233    100.00%       639,051   100.00%
                                -----------    ======    -----------   ======
Net deferred costs and
      unearned discounts ....         4,516                    3,266
Allowance for credit losses .        (8,010)                  (6,921)
                                -----------              -----------
      Total loans, net ......   $   744,739              $   635,396
                                ===========              ===========

Total loans increased to $1.87 billion at December 31, 2001 from $1.84 billion at December 31, 2000. This $30.0 million, or 2%, increase is mainly attributable to the Company's increased emphasis on commercial lending, which caused commercial loans to increase $132.6 million, or 29% during 2001. This is consistent with the Company's strategic initiative to increase the amount of higher yielding loans in its loan portfolio to improve net interest margins and to diversify the loan portfolio to become more commercial bank-like. Additionally, home equity loans increased $10.2 million, or 10%, from December 31, 2000 to December 31, 2001. These increases were almost entirely offset by the decrease in one- to four-family residential mortgage loans of $109.0 million to $980.6 million at December 31, 2001 from $1.09 billion at December 31, 2000. This decrease was a result of the Company's decision to sell the majority of fixed rate residential mortgage loans originated in 2001, which should benefit the Company during periods of higher interest rates. The Company remains committed to being a strong originator of residential mortgages. Residential mortgage originations increased to $201.6 million for 2001 from $158.2 million for 2000.

During 2000, total loans increased $849.6 million, or 86%, from $990.6 million at December 31, 1999. This increase was primarily due to the acquisitions in 2000, which added approximately $693.0 million of loans to the portfolio, and commercial loan growth.

Allocation of Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated.

                                                                                At December 31,
                                          ------------------------------------------------------------------------------------------
                                                    2001                              2000                            1999
                                          -------------------------         -----------------------        -------------------------
                                                           Percent                          Percent                         Percent
                                                          of loans                         of loans                        of loans
                                          Amount of        in each          Amount of       in each         Amount of      in each
                                          allowance       category          allowance      category         allowance      category
                                          for credit      to total          for credit     to total        for credit      to total
                                            losses          loans             losses         loans           losses         loans
                                          ----------      ---------         ----------      -------        -----------     ---------
                                                                             (Dollars in thousands)
One- to four-family.................          $1,996            53%             $3,248           59%           $1,522            62%
Home equity.........................             614             6                 885            6               352             2
Commercial real estate and
  multi-family .....................           4,824            24               4,027           19             1,944            22
Consumer ...........................           3,379            10               3,014           11             1,739            12
Commercial business.................           4,883             7               4,307            5             1,790             2
Unallocated.........................           3,031             -               2,265            -             2,515             -
                                             -------           ---             -------          ---            ------           ---
   Total............................         $18,727           100%            $17,746          100%           $9,862           100%
                                             =======           ===             =======          ===            ======           ===

                                                              At December 31,
                                          ---------------------------------------------------------
                                                   1998                              1997
                                          ------------------------          -----------------------
                                                           Percent                         Percent
                                                          of loans                         of loans
                                          Amount of        in each          Amount of       in each
                                          allowance       category          allowance      category
                                          for credit      to total          for credit     to total
                                            losses          loans             losses         loans
                                          ----------      --------          ----------      -------
                                                             (Dollars in thousands)
One- to four-family.................         $1,155             61%             $  955           62%
Home equity.........................            237              2                 204            2
Commercial real estate and
  multi-family .....................          1,809             25               1,578           24
Consumer ...........................          1,177             11               1,040           11
Commercial business.................            599              1                 666            1
Unallocated.........................          3,033              -               2,478            -
                                             ------            ---              ------          ---
   Total............................         $8,010            100%             $6,921          100%
                                             ======            ===              ======          ===

Overall the allowance for credit losses increased $981 thousand, or 6%, from December 31, 2000 to December 31, 2001. This increase can primarily be attributed to the increase in delinquent and non-accrual commercial loans experienced by the Company in 2001. Additionally, the Company increased its unallocated reserve as a result of the economic downturn in 2001, the significant growth in commercial loans and the trend observed near the end of 2001 of increased classified and non-accruing loans. These increases were partially offset by a decrease in the amount of allowance for credit losses allocated to one- to four-family residential loans primarily due to the decline in the aggregate balance of these loans. The Company's allowance for credit losses increased as a percentage of total loans to 1.00% at December 31, 2001, compared to 0.96% at December 31, 2000.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets.

                                                                                    At December 31,
                                                    -------------------------------------------------------------------------------
                                                      2001              2000              1999              1998              1997
                                                    -------           -------           -------           -------           -------
                                                                                 (Dollars in thousands)
Non-accruing loans (1):
  Real estate:
     One- to four-family .................          $ 4,833           $ 3,543           $   974           $ 1,459           $ 1,126
     Home equity .........................              491               641               130                13                --
     Commercial and multi-family .........            2,402               926               640             1,706             1,364
  Consumer ...............................              510               515                33                62               235
  Commercial business ....................            3,244               858               152                56               322
                                                    -------           -------           -------           -------           -------

Total non-accruing loans .................           11,480             6,483             1,929             3,296             3,047
                                                    -------           -------           -------           -------           -------

Non-performing assets:
  Other real estate owned (2) ............              665               757             1,073               589               223
                                                    -------           -------           -------           -------           -------

Total non-performing assets (3) ..........          $12,145           $ 7,240           $ 3,002           $ 3,885           $ 3,270
                                                    =======           =======           =======           =======           =======

Total non-performing assets as a
  percentage of total assets (3) .........             0.42%             0.28%             0.18%             0.26%             0.28%
                                                    =======           =======           =======           =======           =======

Total non-accruing loans to
  total loans (3) ........................             0.61%             0.35%             0.19%             0.43%             0.47%
                                                    =======           =======           =======           =======           =======

(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.
(3) Excludes loans that are 90 days or more past due but are still accruing interest, which is primarily comprised of loans that have matured and the Company has not formally extended the maturity date. Regular principal and interest payments continue in accordance with the original terms of the loan. The Company continued to accrue interest on these loans as long as regular payments received were less than 90 days delinquent. These loans totaled $510,000, $221,000, $377,000 and $180,000 at December 31, 2001,
      2000, 1999 and 1998, respectively. There were no such loans at December 31, 1997.

Nonaccrual loans increased $5.0 million from December 31, 2000 to December 31, 2001. This increase was primarily attributable to the higher level of commercial loans at the end of 2001 compared to 2000 resulting from the Company's strategy of transforming its loan portfolio to become more commercial bank-like. Overall, management remains confident in the Company's credit quality but expects that nonaccrual loans could continue to increase as the Company's commercial loans increase and as a result of the slowing economy. The Company's ratio of non-accruing loans to total loans increased to 0.61% at December 31, 2001 from 0.35% at December 31, 2000, but still remains consistent with thrift industry averages, even though the Company has a higher level of commercial loans than many thrifts.

Investing Activities

Securities Portfolio. At December 31, 2001, all of the Company's security investments were classified as available for sale in order to maintain flexibility in satisfying future investment and lending requirements. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated.

                                                                                 At December 31,
                                              --------------------------------------------------------------------------------------
                                                         2001                          2000                          1999
                                              -------------------------     --------------------------     -------------------------
                                               Amortized        Fair         Amortized         Fair         Amortized        Fair
                                                 cost           value          cost            value          cost           value
                                              ----------     ----------     ----------      ----------     ----------     ----------
Investment securities available for sale:                                       (Dollars in thousands)
Debt securities:

    U.S. Treasury .......................     $  164,992     $  165,120     $   37,970      $   38,216     $   47,446     $   47,406
    U.S. government agencies ............         79,419         81,016         56,379          56,928         14,976         14,739
    Corporate ...........................         27,264         27,026          8,209           8,193          6,985          6,996
    States and political
      subdivisions ......................         26,696         27,208         23,548          23,948          2,449          2,336
                                              ----------     ----------     ----------      ----------     ----------     ----------

    Total debt securities ...............        298,371        300,370        126,106         127,285         71,856         71,477
                                              ----------     ----------     ----------      ----------     ----------     ----------

Asset-backed securities .................         28,062         28,850         41,783          42,007         85,768         84,133

Equity securities .......................         21,530         20,325         23,547          25,764         19,028         23,534

Other securities ........................          4,453          4,471          4,453           4,444             --             --
                                              ----------     ----------     ----------      ----------     ----------     ----------

    Total investment
      securities ........................     $  352,416     $  354,016     $  195,889      $  199,500     $  176,652     $  179,144
                                              ==========     ==========     ==========      ==========     ==========     ==========

Average remaining life of
   investment securities (1) ............     2.09 years                    3.75 years                     2.79 years
                                              ==========                    ==========                     ==========

Mortgage-backed securities:
    FHLMC ...............................     $   37,081     $   38,339     $   48,891      $   49,526     $   66,930     $   65,299
    GNMA ................................         16,094         16,799         22,645          23,016         15,246         15,323
    FNMA ................................         18,213         19,169         18,668          19,447         13,379         13,074
    CMOs ................................        265,489        265,574        215,181         210,345        306,339        290,633
                                              ----------     ----------     ----------      ----------     ----------     ----------

    Total mortgage-backed
      securities ........................     $  336,877     $  339,881     $  305,385      $  302,334     $  401,894     $  384,329
                                              ==========     ==========     ==========      ==========     ==========     ==========

Average remaining life of
  mortgage-backed securities ............     4.82 years                    6.41 years                     5.19 years
                                              ==========                    ==========                     ==========

Net unrealized gains (losses)
 on available for sale
 securities .............................     $    4,604                    $      560                     $  (15,073)
                                              ----------                    ----------                     ----------

    Total securities
      available for sale ................     $  693,897     $  693,897     $  501,834      $  501,834     $  563,473     $  563,473
                                              ==========     ==========     ==========      ==========     ==========     ==========

Average remaining life
  of investment securities
  available for sale(1)..................     3.48 years                    5.46 years                     4.68 years
                                              ==========                    ==========                     ==========

(1) Average remaining life does not include common stock or other securities available for sale and is computed utilizing estimated maturities and prepayment assumptions.

The Company's investment securities available for sale increased to $693.9 million at December 31, 2001 from $501.8 million at December 31, 2000. This $192.1 million, or 38%, increase primarily resulted from the purchase of $155.0 million of U.S. Treasury securities in late 2001 in order to maintain the Company's thrift status for New York State tax purposes. Additionally, investment securities increased due to the excess funds generated from the sale and prepayment of fixed rate residential real estate loans during 2001 and an increase in deposits. These excess funds were invested in shorter-term investments in order to reduce the Company's interest rate risk, which caused the average remaining life of investment securities to decrease to 3.48 years at December 31, 2001. Additionally, the Company's unrealized gain on investment securities increased $4.0 million during 2001 mainly due to the declining interest rate environment, which caused the Company's fixed income securities to appreciate in value.

During 2000, securities available for sale decreased slightly from $563.5 million at December 31, 1999 as the sale and maturity of securities, used to fund the acquisitions and expanding loan portfolio, exceeded the investment securities acquired of $128.4 million.

Funding Activities

Deposits. The following tables set forth information regarding the average daily balance and rate of deposits by type for the years indicated.

                                                          For the year ended December 31,
                                       -------------------------------------------------------------------
                                                     2001                              2000
                                       ------------------------------    ---------------------------------
                                                    Percent                             Percent
                                                   of total   Weighted                 of total   Weighted
                                        Average     average    average    Average       average    average
                                        balance    deposits     rate      balance      deposits     rate
                                       ----------  --------   -------    ----------    --------   --------
                                                            (Dollars in thousands)
Money market accounts .............    $  391,745    20.10%     3.66%    $  295,588      21.56%       5.02%

Savings accounts ..................       417,256    21.41      2.62        338,475      24.69        2.77

NOW accounts ......................       153,373     7.87      1.01        116,190       8.48        1.02

Noninterest-bearing accounts ......        90,023     4.62        --         46,799       3.41          --
Mortgagors' payments held in escrow        19,198     0.98      1.71         14,959       1.09        1.74
                                       ----------   ------               ----------     ------

  Total ...........................     1,071,595    54.98      2.53        812,011      59.23        3.16
                                       ----------   ------               ----------     ------

Certificates of deposit:
Less than 6 months ................       342,596    17.58        --        201,279      14.67          --
Over 6 through 12 months ..........       241,709    12.40        --        168,686      12.31          --
Over 12 through 24 months .........       100,549     5.16        --         83,437       6.09          --
Over 24 months ....................        34,295     1.76        --         18,046       1.32          --
Over $100,000 .....................       158,279     8.12        --         87,412       6.38          --
                                       ----------   ------               ----------     ------

  Total certificates of deposit ...       877,428    45.02      5.39        558,860      40.77        5.47
                                       ----------   ------               ----------     ------

  Total average deposits ..........    $1,949,023   100.00%     3.82%    $1,370,871     100.00%       4.10%
                                       ==========   ======               ==========     ======

                                        For the year ended December 31,
                                       ---------------------------------
                                                      1999
                                        --------------------------------
                                                     Percent
                                                    of total   Weighted
                                        Average      average    average
                                        balance     deposits     rate
                                       ----------   --------   --------
                                            (Dollars in thousands)
Money market accounts .............    $  221,800    20.44%      4.38%

Savings accounts ..................       302,583    27.88       3.01

NOW accounts ......................        84,828     7.82       1.40

Noninterest-bearing accounts ......        31,921     2.94         --
Mortgagors' payments held in escrow        10,834     1.00       1.79
                                       ----------   ------

  Total ...........................       651,966    60.08       3.10
                                       ----------   ------

Certificates of deposit:
Less than 6 months ................       164,474    15.16         --
Over 6 through 12 months ..........       107,122     9.87         --
Over 12 through 24 months .........        76,627     7.06         --
Over 24 months ....................        15,248     1.41         --
Over $100,000 .....................        69,697     6.42         --
                                       ----------   ------

  Total certificates of deposit ...       433,168    39.92       5.12
                                       ----------   ------

  Total average deposits ..........    $1,085,134   100.00%      3.91%
                                       ==========   ======

Total deposits at December 31, 2001 were $1.99 billion, an increase of $84.5 million, or 4%, when compared to the $1.91 billion of deposits at December 31, 2000. This increase was generally across all product lines and was a result of the Company focusing on increasing its customer base, which included the opening of its 37th branch in 2001, and a general increase in deposits experienced by most banks in 2001. Additionally, noninterest-bearing deposits increased $23.7 million during 2001 primarily due to an increase in commercial business.

During 2000, total deposits increased $793.0 million, or 71%, when compared to the $1.11 billion of deposits at December 31, 1999. This increase was primarily the result of the three bank acquisitions and opening of two branch locations during 2000. The bank acquisitions contributed $732.7 million of funding through deposits.

Borrowings.

The following table sets forth certain information as to the Company's borrowings for the years indicated.

                                                          For the year ended December 31,
                                                       ------------------------------------
                                                         2001          2000          1999
                                                       --------      --------      --------
                                                               (Dollars in thousands)
Year end balance:
FHLB advances ....................................     $315,416      $294,876      $224,697
Reverse repurchase agreements ....................      235,124       118,691       110,948
Loan payable to First Niagara Financial Group, MHC        6,000         6,000            --
Commercial bank loan .............................        2,500        10,000            --
                                                       --------      --------      --------
    Total borrowings .............................     $559,040      $429,567      $335,645
                                                       ========      ========      ========

Maximum balance:
FHLB advances ....................................     $315,416      $314,043      $224,697
Reverse repurchase agreements ....................      235,124       137,365       111,948
Loan payable to First Niagara Financial Group, MHC        6,000         6,000            --
Commercial bank loan .............................       10,000        10,000            --

Average balance:
FHLB advances ....................................     $277,879      $224,014      $167,279
Reverse repurchase agreements ....................      136,452       121,339        94,236
Loan payable to First Niagara Financial Group, MHC        6,000           967            --
Commercial bank loan .............................        5,212         1,639            --

Year end weighted average interest rate:
FHLB advances ....................................         5.01%         6.05%         5.81%
Reverse repurchase agreements ....................         3.97%         5.77%         5.53%
Loan payable to First Niagara Financial Group, MHC         2.86%         9.50%           --
Commercial bank loan .............................         3.37%         8.12%           --

The Company's borrowed funds increased 30% to $559.0 million at December 31, 2001 from $429.6 million at December 31, 2000. This $129.5 million increase was almost exclusively attributable to the $140.0 million of FHLB advances and reverse repurchase agreements utilized to purchase U.S. Treasury securities as discussed earlier. Excluding these funds, borrowings decreased $10.5 million as the cash on hand, increase in deposits and sale and maturity of investment securities and loans were more than adequate to meet the operational funding needs of the Company. During 2001, the Company replaced approximately $40.0 million of short-term borrowings with longer-term borrowings. This decision was made as part of the Company's asset/liability management strategy, which should provide benefits to the Company in periods of higher interest rates. As a result, excluding the FHLB advances and reverse repurchase agreements used to fund the purchase of U.S. Treasury securities, short-term borrowings decreased $48.8 million during 2001, while long-term borrowings increased $38.3 million.

During 2000, borrowings increased $93.9 million from $335.6 million at December 31, 1999. This 28% increase was almost exclusively attributable to the acquisition of the three banks during 2000.

Equity Activities

The increase in stockholders' equity of $16.1 million, or 7%, to $260.6 million at December 31, 2001 was primarily attributable to net income of $21.2 million. Additionally, the Company's accumulated other comprehensive income increased $2.2 million primarily as a result of the increase in the unrealized gain/loss on securities available for sale. These increases were partially offset by the payment of dividends of $9.0 million during 2001. During 2001, the Company did not repurchase any shares of its common stock as previously available capital was utilized to fund acquisitions and treasury stock repurchases in 2000 and 1999. During 2000, stockholders' equity increased $11.9 million as a result of net income and the appreciation of investment securities, partially offset by the payment of dividends and repurchase of treasury stock.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
2000

The following table shows the income and expense amounts attributable to the Cayuga, Cortland, NIA and Allied acquisitions (collectively "the acquisitions") during 2001 and 2000, and illustrates the effect they had on the Company's consolidated statements of income for the years indicated. The results of operations from the acquired companies are included since the effective date of the respective acquisition (in thousands).

                                            For the year ended December 31,
                                            -------------------------------
                                                 2001 (1)     2000 (2)          Change
                                                 --------     --------         --------
Interest income:
   Loans ...................................     $ 48,972     $ 13,162         $ 35,810
   Investment securities ...................        7,688        2,033            5,655
   Other ...................................        1,098          286              812
                                                 --------     --------         --------
         Total interest income .............       57,758       15,481           42,277

Interest expense:
   Deposits ................................       25,659        6,982           18,677
   Borrowings ..............................        4,915        1,194            3,721
                                                 --------     --------         --------
          Total interest expense ...........       30,574        8,176           22,398

          Net interest income ..............       27,184        7,305           19,879
Provision for credit losses ................        1,870          221            1,649
                                                 --------     --------         --------
          Net interest income after
               provision for credit losses .       25,314        7,084           18,230
                                                 --------     --------         --------

Noninterest income:
   Banking service charges and fees ........        2,663          672            1,991
   Lending and leasing income ..............        1,415          309            1,106
   Insurance services and fees .............        1,133           12            1,121
   Bank-owned life insurance income ........          370           46              324
   Annuity and mutual fund commissions .....          191           22              169
   Investment and security gains ...........           33          156             (123)
   Investment and fiduciary services income         1,456          965              491
   Other ...................................          420           75              345
                                                 --------     --------         --------
          Total noninterest income .........        7,681        2,257            5,424

Noninterest expense:
   Salaries and employee benefits ..........       12,204        2,831            9,373
   Occupancy and equipment .................        2,173          522            1,651
   Technology and communications ...........        2,293          650            1,643
   Marketing and advertising ...............          478          116              362
   Goodwill amortization ...................        3,455          950            2,505
   Other ...................................        4,658          958            3,700
                                                 --------     --------         --------
          Total noninterest expense ........       25,261        6,027           19,234

          Income before income taxes .......        7,734        3,314            4,420
Income tax expense .........................        3,606        1,511            2,095
                                                 --------     --------         --------

          Net income .......................     $  4,128     $  1,803         $  2,325
                                                 ========     ========         ========

(1)   Includes income from Allied, Cayuga, Cortland and NIA since January 1,
      2001.
(2) Includes income from Cayuga since November 3, 2000, Cortland since July 7, 2000 and NIA since May 31, 2000. FNFG merged Albion's two branch locations into First Niagara's branch network upon acquisition. Therefore, separate income and expense amounts are not available for Albion and were excluded from the analysis above. The effects of not including Albion is not deemed material.

Net Income

For the year ended December 31, 2001, net income increased 9% to $21.2 million, or $0.85 per diluted share as compared to $19.5 million, or $0.79 per diluted share for 2000. Net income represented a return on average assets in 2001 of 0.79% compared to 0.98% in 2000 and a return on average equity in 2001 of 8.30% compared to 8.38% in 2000.

Net Interest Income

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

                                                                         For the year ended December 31,
                                                --------------------------------------------------------------------------------
                                                                  2001                                     2000
                                                ---------------------------------------   --------------------------------------
                                                   Average        Interest                 Average         Interest
                                                 outstanding       earned/       Yield/   outstanding       earned/       Yield/
                                                   balance          paid          rate      balance          paid          rate
                                                -------------     ---------     --------  -------------   -----------    --------
                                                                               (Dollars in thousands)
Interest-earning assets:
  Federal funds sold ........................   $      35,735     $   1,346       3.77%   $      12,312     $     771      6.26%
  Investment securities (1) .................         206,415        10,888       5.27          159,464         8,804      5.52
  Mortgage-backed securities (1) ............         312,863        20,138       6.44          361,890        24,045      6.64
  Loans (2) .................................       1,845,812       144,274       7.82        1,288,978       101,825      7.90
  Other interest-earning assets (3) .........          28,342         1,722       6.08           24,186         1,595      6.59
                                                -------------     ---------       ----    -------------     ---------      ----

    Total interest-earning assets ...........       2,429,167     $ 178,368       7.34%       1,846,830     $ 137,040      7.42%
                                                -------------     ---------       ----    -------------     ---------      ----
Allowance for credit losses .................         (18,469)                                  (12,766)
Other noninterest-earning assets (4) (5) ....         268,633                                   157,968
                                                -------------                             -------------
    Total assets ............................   $   2,679,331                             $   1,992,032
                                                =============                             =============
Interest-bearing liabilities:
  Savings accounts ..........................   $     417,256     $  10,918       2.62%   $     338,475     $   9,380      2.77%
  Interest-bearing checking .................         545,118        15,878       2.91          411,778        16,038      3.89
  Certificates of deposit ...................         877,428        47,284       5.39          558,860        30,593      5.47
  Mortgagors' payments held in escrow .......          19,198           329       1.71           14,959           261      1.74
  Borrowed funds ............................         425,543        24,943       5.86          347,959        20,590      5.92
                                                -------------     ---------       ----    -------------     ---------      ----

    Total interest-bearing liabilities ......       2,284,543     $  99,352       4.35%       1,672,031     $  76,862      4.60%
                                                -------------     ---------       ----    -------------     ---------      ----
Noninterest-bearing deposits ................          90,023                                    46,799
Other noninterest-bearing liabilities .......          49,128                                    40,253
                                                -------------                             -------------

    Total liabilities .......................       2,423,694                                 1,759,083
Stockholders' equity (4) ....................         255,637                                   232,949
                                                -------------                             -------------
    Total liabilities and stockholders'
      equity ................................   $   2,679,331                             $   1,992,032
                                                =============                             =============
Net interest income .........................                     $  79,016                                 $  60,178
                                                                  =========                                 =========
Net interest rate spread ....................                                     2.99%                                    2.82%
                                                                                  ====                                     ====
Net earning assets ..........................   $     144,624                             $     174,799
                                                =============                             =============
Net interest income as a percentage of
  average interest-earning assets ...........                          3.25%                                     3.26%
                                                                       ====                                      ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities ...          106.33%                                   110.45%
                                                       ======                                    ======
                                                         For the year ended December 31,
                                                      -------------------------------------
                                                                       1999
                                                      -------------------------------------
                                                        Average        Interest
                                                      outstanding       earned/      Yield/
                                                        balance          paid         rate
                                                      -----------     ---------      ------
                                                              (Dollars in thousands)
Interest-earning assets:
  Federal funds sold ........................         $    21,804     $   1,104       5.06%
  Investment securities (1) .................             191,222        10,972       5.74
  Mortgage-backed securities (1) ............             422,952        27,004       6.38
  Loans (2) .................................             867,630        67,398       7.77
  Other interest-earning assets (3) .........              22,750         1,336       5.87
                                                      -----------     ---------       ----

    Total interest-earning assets ...........           1,526,358     $ 107,814       7.06%
                                                      -----------     ---------       ----
Allowance for credit losses .................              (9,160)
Other noninterest-earning assets (4) (5) ....             109,851
                                                      -----------
    Total assets ............................         $ 1,627,049
                                                      ===========
Interest-bearing liabilities:
  Savings accounts ..........................         $   302,583     $   9,098       3.01%
  Interest-bearing checking .................             306,628        10,908       3.56
  Certificates of deposit ...................             433,168        22,193       5.12
  Mortgagors' payments held in escrow .......              10,834           194       1.79
  Borrowed funds ............................             261,515        14,667       5.61
                                                      -----------     ---------       ----
    Total interest-bearing liabilities ......           1,314,728     $  57,060       4.34%
                                                      -----------     ---------       ----
Noninterest-bearing deposits ................              31,921
Other noninterest-bearing liabilities .......              35,301
                                                      -----------

    Total liabilities .......................           1,381,950
Stockholders' equity (4) ....................             245,099
                                                      -----------
    Total liabilities and stockholders'
      equity ................................         $ 1,627,049
                                                      ===========
Net interest income .........................                         $  50,754
                                                                      =========
Net interest rate spread ....................                                         2.72%
                                                                                      ====
Net earning assets ..........................         $   211,630
                                                      ===========
Net interest income as a percentage of
  average interest-earning assets ...........                              3.33%
                                                                           ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities ...              116.10%
                                                           ======

(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes FHLB stock and interest-bearing demand accounts.
(4)   Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income and non-accruing loans.

Net interest income rose 31%, to $79.0 million for 2001 from $60.2 million for 2000. However, the Company's net interest margin decreased slightly to 3.25% for 2001 from 3.26% for 2000. The narrowing of the net interest margin resulted primarily from a $30.2 million decline in average net earning assets to $144.6 million in 2001 as funds previously available for investment were utilized to fund the Company's acquisition activity in 2000. This decrease in average net earning assets was almost entirely offset by a 17 basis point increase in net interest rate spread, as the Company's interest bearing liabilities repriced faster than its interest earning assets during the declining rate environment in 2001. Additionally, the Company's net interest margin benefited in 2001 from the redeployment of funds from lower yielding residential mortgages into higher yielding commercial loans and the 92% increase in noninterest bearing deposits due to increased commercial business.

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

                                                                  For the year ended December 31,
                                                ---------------------------------------------------------------------
                                                          2001 vs. 2000                       2000 vs. 1999
                                                --------------------------------    ---------------------------------
                                                 Increase/(decrease)                Increase/(decrease)
                                                       due to           Total             due to            Total
                                                --------------------   increase     --------------------   increase
                                                 Volume       Rate     (decrease)    Volume       Rate     (decrease)
                                                --------    --------   ----------   --------    --------   ----------
Interest-earning assets:                                                   (in thousands)
   Federal funds sold .......................   $    983    $   (408)   $    575    $   (554)   $    221    $   (333)
   Investment securities ....................      2,499        (415)      2,084      (1,766)       (402)     (2,168)
   Mortgage-backed securities ...............     (3,185)       (722)     (3,907)     (4,022)      1,063      (2,959)
   Loans ....................................     43,488      (1,039)     42,449      33,266       1,161      34,427
   Other interest-earning assets ............        258        (131)        127          88         171         259
                                                --------    --------    --------    --------    --------    --------

      Total interest-earning assets .........     44,043      (2,715)     41,328      27,012       2,214      29,226
                                                ========    ========    ========    ========    ========    ========
Interest-bearing liabilities:
   Savings accounts .........................      2,075        (537)      1,538       1,028        (746)        282
   Interest-bearing checking ................      4,464      (4,624)       (160)      4,019       1,111       5,130
   Certificates of deposit ..................     17,169        (478)     16,691       6,796       1,604       8,400
   Mortgagors' payments held in escrow ......         73          (5)         68          72          (5)         67
   Borrowed funds ...........................      4,554        (201)      4,353       5,077         846       5,923
                                                --------    --------    --------    --------    --------    --------

      Total interest-bearing liabilities ....   $ 28,335    $ (5,845)   $ 22,490    $ 16,992    $  2,810    $ 19,802
                                                ========    ========    ========    ========    ========    ========

         Net interest income ................                           $ 18,838                            $  9,424
                                                                        ========                            ========

Interest income rose to $178.4 million in 2001 from $137.0 million in 2000. This $41.3 million, or 30%, increase was a result of growth in the Company's average interest-earning assets of $582.3 million partially offset by a decrease in the interest rate earned on those assets during 2001 of 8 basis points. Interest income on loans increased $42.4 million to $144.3 million for 2001 from $101.8 million for 2000. This increase resulted from a $556.8 million increase in average loans outstanding during 2001, due to the bank acquisitions in 2000 and growth in commercial loans. Offsetting this increase was an 8 basis point decrease in the average yield earned on loans caused by the low interest rate environment in 2001 partially offset by the change in the Company's loan portfolio composition to higher yielding commercial loans. Interest earned on investment securities decreased $1.8 million during 2001 primarily due to the prepayments received on mortgage backed securities and the sale of mortgage-backed securities in the second half of 2000 to fund acquisitions, which caused the average balance on those investments to decrease $49.0 million. The 2000 bank acquisitions added approximately $42.3 million of additional interest income in 2001 compared to 2000, primarily from loans acquired and internal growth.

Interest expense increased to $99.4 million for 2001 from $76.9 million for 2000. This $22.5 million, or 29%, increase is primarily attributable to the increase in average interest-bearing liabilities of $612.5 million partially offset by a decrease in the interest rate paid on those liabilities of 25 basis points in 2001. Interest expense on deposits increased $18.1 million to $74.4 million for 2001 from $56.3 million for 2000. This resulted from a $534.9 million increase in average interest bearing deposits outstanding during 2001, mainly due to the bank acquisitions in 2000 and internal growth, partially offset by a decrease in the average rate paid on those deposits over the same period. Interest expense on borrowed funds increased to $24.9 million for the year ended December 31, 2001, compared to $20.6 million for the same period in 2000. This was a result of an increase in the average balance of borrowed funds of $77.6 million in 2001 resulting from the bank acquisitions in 2000, partially offset by a 6 basis point decrease in the average rate paid on those borrowings over the same period. This decline in the rate paid on deposits and borrowings can be attributed to the lower interest rate environment during 2001. The 2000 bank acquisitions added approximately $22.4 million of additional interest expense in 2001 compared to 2000, primarily from deposits acquired and internal growth.

Provision for Credit Losses

The following table sets forth the analysis of the allowance for credit losses, including charge-off and recovery data, for the years indicated.

                                                        For the year ended December 31,
                                           --------------------------------------------------------
                                             2001        2000        1999        1998        1997
                                           --------    --------    --------    --------    --------
                                                            (Dollars in thousands)
Balance at beginning of year ...........   $ 17,746    $  9,862    $  8,010    $  6,921    $  6,539

Charge-offs:
  Real estate:
     One- to four- family ..............        382         175         101          14          46
     Home equity .......................        158          28          35          --          --
     Multi-family ......................         --          53          84         177         173
     Commercial ........................        519          78          62         581         198
  Consumer .............................      1,571         534         447         428         388
  Commercial business ..................      1,441         204           6          52         557
                                           --------    --------    --------    --------    --------

       Total ...........................      4,071       1,072         735       1,252       1,362
                                           --------    --------    --------    --------    --------

Recoveries:
  Real estate:
     One- to four- family ..............         30          22          --          --          --
     Home equity .......................         --          13          --          --          --
     Multi-family ......................         --          30          37          --         149
     Commercial ........................        268           1           4         155          21
  Consumer .............................        425         224          80          98          81
  Commercial business ..................        169          47          --           4          --
                                           --------    --------    --------    --------    --------

       Total ...........................        892         337         121         257         251
                                           --------    --------    --------    --------    --------

Net charge-offs ........................      3,179         735         614         995       1,111
Provision for credit losses ............      4,160       2,258       2,466       2,084       1,493
Allowance obtained through
   acquisitions ........................         --       6,361          --          --          --
                                           --------    --------    --------    --------    --------

Balance at end of year .................   $ 18,727    $ 17,746    $  9,862    $  8,010    $  6,921
                                           ========    ========    ========    ========    ========

Ratio of net charge-offs to average
   loans outstanding during the year ...       0.17%       0.06%       0.07%       0.15%       0.18%
                                           ========    ========    ========    ========    ========
Ratio of allowance for credit losses
   to total loans ......................       1.00%       0.96%       0.99%       1.06%       1.08%
                                           ========    ========    ========    ========    ========
Ratio of allowance for credit losses
   to non-accruing loans ...............     163.13%     273.73%     511.27%     243.02%     227.14%
                                           ========    ========    ========    ========    ========

Net charge-offs for 2001 amounted to $3.2 million compared to $735 thousand in 2000. This $2.4 million increase was primarily a result of having a full year of the Cayuga, Cortland and Albion acquisitions in 2001 versus a partial year in 2000. Additionally, net charge-offs increased due to an increase in the amount of higher risk commercial loans as a percentage of total loans and the downturn in the economy. As a percentage of average loans outstanding, net charge-offs increased to 0.17% for 2001 from 0.06% in 2000. Given the increase in non-accrual and delinquent loans, the Company increased the provision for credit losses to $4.2 million for the year ending December 31, 2001, from $2.3 million in 2000. Of this $1.9 million increase, approximately $1.6 million related to Cortland and Cayuga which were acquired in 2000. The provision is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

Noninterest income increased $8.0 million, or 23%, to $42.1 million in 2001 from $34.1 million in 2000. Revenue associated with the acquisitions resulted in $5.4 million of additional noninterest income for 2001, of which $3.1 million related to bank service charges and fees and lending and leasing income from the banks acquired and $1.1 million related to the acquisition of Allied. Other factors that contributed to the overall increase in noninterest income included an increase in gains on sales of mortgages of $1.0 million, due to the Company's decision to sell the majority of fixed rate mortgage loans originated in 2001, and approximately $1.0 million from the addition of new bank services. Noninterest income continues to be a stable source of earnings for the Company, and represented 35% of total revenue during 2001.

Noninterest Expenses

Noninterest expenses totaled $83.0 million for the year ended December 31, 2001 reflecting a $21.5 million, or 35%, increase over the 2000 total of $61.5 million. Approximately $19.2 million of this increase was attributable to the acquisitions and was primarily in salaries and employee benefits and the amortization of goodwill. Overall, salaries and employee benefits were $46.0 million in 2001 compared with $34.2 million in 2000. During 2001, the Company's noninterest expense was impacted by the increased amortization of goodwill and other intangibles associated with its acquisitions, which increased $2.6 million when compared to 2000. Other increases in noninterest expenses related to internal growth, which included ongoing upgrades of technology and communications systems that will facilitate future expansion and costs due to integration efforts of the acquired companies.

Income Taxes

The effective tax rate increased to 37.4% in 2001 from 36.0% in 2000, primarily due to the nondeductible amortization of goodwill and other intangibles related to the acquisitions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
1999

Net Income

Net income increased $1.1 million to $19.5 million, or $0.79 per share for the year ended December 31, 2000 compared to $18.4 million, or $0.69 per share for 1999. Net income represented a return on average assets in 2000 of 0.98% compared to 1.13% in 1999. The return on average equity in 2000 was 8.38% compared to 7.52% in 1999. The increase in the return on average equity in 2000 was enhanced by the impact of treasury stock repurchases.

Net Interest Income

Net interest income rose $9.4 million to $60.2 million for the year ended December 31, 2000 from $50.8 million for the year ended December 31, 1999. Additionally, the net interest margin was 3.26% for 2000 compared to 3.33% for 1999. The narrowing of the margin resulted primarily from a $36.8 million decline in average net earning assets to $174.8 million in 2000 compared to $211.6 million in 1999, as funds previously available for investment in interest-earning assets were utilized to fund the Company's acquisition activity. This decrease was partially offset by a 10 basis point increase in the net interest rate spread, which can be attributed to the general increase in market interest rates, as well as the redeployment of funds from lower yielding investment securities into the higher yielding loan portfolio.

Interest income rose $29.2 million from $107.8 million in 1999 to $137.0 million in 2000. This was mainly a result of the growth in average interest-earning assets, which increased $320.5 million to $1.8 billion in 2000, as well as an increase in the interest rate earned on those assets of 36 basis points for the same period. Interest income on loans increased $34.4 million to $101.8 million for 2000 from $67.4 million for 1999. This increase resulted from a 49% increase in average loans outstanding during 2000 compared to 1999, as well as a 13 basis point increase in the average yield on loans over the same period. This increase was partially offset by a decrease in interest earned on investment and mortgage-backed securities of $5.1 million to $32.8 million for the year ended December 31, 2000 compared to $38.0 million for the same period in 1999, partially offset by a 12 basis point increase in the average yield earned on these investments. The increase in average yields earned on loans and investments can be attributed to the higher interest rate environment in 2000 compared to 1999 and the change in the Company's asset and loan portfolio composition to higher yielding commercial and consumer loans.

Interest expense increased $19.8 million to $76.9 million for 2000 from $57.1 million for 1999. This increase is primarily attributable to interest expense on deposits, which increased $13.9 million for the same period. This was a result of a 22 basis point increase in the average rate paid on deposits, in addition to a $270.9 million increase in the average balances. Interest expense on borrowed funds increased to $20.6 million for the year ended December 31, 2000, compared to $14.7 million for the same period in 1999. This increase was a result of an increase in the average balance of borrowed funds of $86.4 million, in addition to an increase in the average rate paid on borrowed funds of 31 basis points when comparing the year ending December 31, 2000 to the year ending December 31, 1999. The increase in the average rate paid on deposits and borrowings can be attributed to the higher interest rate environment in 2000 compared to 1999.

Provision for Credit Losses

Even with the significant increase in loans during 2000 and the shift in portfolio mix to higher risk categories such as commercial real estate, commercial loans and indirect consumer loans, the Company did not experience a significant increase in net charge-offs. Net charge-offs for 2000 increased to $735 thousand compared to $614 thousand in 1999. However, as a percentage of average loans outstanding, net charge-offs decreased to 0.06% for 2000, from 0.07% in 1999. Given this, and the fact that the quality of the loan portfolio remains high, the Company reduced the provision for credit losses to $2.3 million for the year ending December 31, 2000, from $2.5 million in 1999.

Noninterest Income

Noninterest income increased $6.4 million to $34.1 million in 2000 from $27.7 million in 1999 as a result of the Company's efforts to become less reliant on net interest income. Revenue associated with acquisitions, excluding Albion, resulted in $3.4 million of additional noninterest income for the year, of which $2.0 million related to the investment advisory and commercial leasing subsidiaries acquired in 2000. Other factors that contributed to the increase included third-party benefit administration fees, bank-owned life insurance income, debit card, credit card and deposit account fees and income from investments in limited partnerships. Noninterest income continues to be a stable source of earnings for the Company, and represented 36% of total revenue during 2000.

Noninterest Expenses

Noninterest expenses totaled $61.5 million for the year ended December 31, 2000 reflecting a $13.9 million increase over the year ended December 31, 1999 total of $47.6 million. Approximately $7.6 million of the increase in noninterest expense was attributable to the acquired companies, excluding Albion, and was primarily in salaries and employee benefits. As a result, salaries and employee benefits were $34.2 million in 2000, an increase of $6.5 million from $27.7 million in 1999. During 2000, the Company's noninterest expense also continued to be impacted by the increased amortization of goodwill associated with its acquisitions, which increased $1.6 million when compared to the same period in 1999. Other increases related to the Company's ongoing upgrade of technology and communications systems, expenses incurred for operating two new branch locations opened in early 2000, and increased costs due to integration efforts of the acquired companies. Management anticipates the integration of the acquisitions will be completed during 2001.

Income Taxes

The effective tax rate increased to 36.0% in 2000 from 34.9% in 1999, primarily due to the nondeductible amortization of goodwill and other intangibles related to the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, funding is provided from the principal and interest payments on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed, other debt and equity securities. During 2001, loan originations totaled $534.3 million compared to $419.5 million and $372.1 million for 2000 and 1999, respectively, while purchases of investment securities totaled $434.6 million, $37.1 million and $301.1 million for the same years. The increase in investment security purchases from 2000 is primarily a result of the purchase of U.S. Treasury securities in late 2001 and the reinvestment of funds received from the high level of loan and mortgage-backed security repayments experienced in 2001. Additionally, this increase can be attributed to the historically low amount of investment security purchases made in 2000 due to the Company having to fund acquisitions in that year.

The sales, maturity and principal payments on investment securities, as well as deposit growth and existing liquid assets were used to fund the above investing activities. During 2001 cash flow provided by the sale, maturity and principal payments received on securities available for sale amounted to $245.4 million compared to $241.2 million and $282.0 million in 2000 and 1999. Deposit growth, primarily the Company's money market and certificates of deposit accounts, provided $84.5 million, $60.4 million and $52.4 million of funding for the years ending December 31, 2001, 2000 and 1999, respectively. Borrowings, excluding the $140.0 million used to fund the purchase of U.S. Treasury securities in late 2001, decreased slightly from 2000 as the increase in deposits and sale and maturity of investment securities and loans were more than adequate to meet the funding needs of the Company.

Maturity Schedule of Certificates of Deposit. The following table indicates the funding obligations of the Company relating to certificates of deposit by time remaining until maturity.

                                                                       At December 31, 2001
                                                   -------------------------------------------------------------
                                                   3 Months   Over 3 to 6   Over 6 to 12    Over 12
                                                    or less      months        months        months       Total
                                                   --------     --------      --------      --------    --------
                                                                           (In thousands)
Certificates of deposit less than $100,000 ....    $154,173     $194,323      $197,784      $159,640    $705,920
Certificates of deposit of $100,000 or more ...      50,033       41,208        37,116        29,440     157,797
                                                   --------     --------      --------      --------    --------

      Total certificates of deposit ...........    $204,206     $235,531      $234,900      $189,080    $863,717
                                                   ========     ========      ========      ========    ========

In addition to the funding requirements of certificates of deposit illustrated above, the Company has repayment obligations related to its borrowings as follows: $213.0 million in 2002; $48.2 million in 2003; $42.3 million in 2004; $58.9 million in 2005; $33.3 million in 2006; and $163.3 million in years thereafter. However, certain advances and reverse repurchase agreements have call provisions that could accelerate when these obligations require funding if interest rates were to rise significantly from current levels as follows: $63.9 million in 2002; $39.0 million in 2003; $23.0 million in 2004; and $27.1 million in 2006.

Loan Commitments. In the ordinary course of business the Company extends commitments to originate one- to-four family mortgages, commercial loans and consumer loans. As of December 31, 2001, the Company had outstanding commitments to originate loans of approximately $81.3 million, which generally have an expiration period of less than one year. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $2.6 million at December 31, 2001.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $135.6 million at December 31, 2001 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $4.9 million at December 31, 2001 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Security Yields, Maturities and Repricing Schedule The following table sets forth certain information regarding the carrying value, weighted average yields and estimated maturities, including prepayment assumptions, of the Company's available for sale securities portfolio as of December 31, 2001. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included based upon the weighted average life date. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value.

                                                                   At December 31, 2001
                                -----------------------------------------------------------------------------------------
                                                           More than one         More than five
                                  One year or less       year to five years    years to ten years       After ten years
                                --------------------    -------------------    -------------------    -------------------
                                 Weighted               Weighted               Weighted               Weighted
                                 carrying    Average    carrying    Average    carrying    Average    carrying    Average
                                  value       yield      value       yield      value       yield      value       yield
                                 --------   --------    --------   --------    --------   --------    --------   --------
                                                                  (Dollars in thousands)
Mortgage-backed securities:
 CMO's .......................   $ 14,634       6.38%    163,350       6.04%   $ 34,953       6.48%   $ 52,637       6.62%
 FHLMC .......................      4,545       5.64      30,125       6.50          --         --       3,669       6.96
 GNMA ........................      1,172       6.72      11,399       6.89       1,683       9.64       2,545       7.84
 FNMA ........................        117       6.82      11,463       6.42       7,329       6.18         260       6.01
                                 --------                -------               --------               --------
  Total mortgage-backed
       securities ............     20,468       6.24     216,337       6.17      43,965       6.55      59,111       6.69
                                 --------                -------               --------               --------

Debt securities:
 U.S. Treasury ...............    165,104       1.88          16       5.25          --         --          --         --
 U.S. government agencies ....     30,022       6.02      50,994       4.70          --         --          --         --
 States and political
   subdivisions ..............      5,643       3.30      12,156       4.22       9,301       4.68         108       4.58
 Corporate ...................      7,386       5.07      17,003       5.89       2,202       3.54         435       3.26
                                 --------                -------               --------               --------

  Total debt securities ......    208,155       2.63      80,169       4.88      11,503       4.46         543       3.52
                                 --------                -------               --------               --------

Common stock (1) .............         --         --          --         --          --         --          --         --

Asset-backed securities ......         58       4.50      17,330       6.31       9,580       5.81       1,882       2.89

Other securities (1) .........         --         --          --         --          --         --          --         --
                                 --------                -------               --------               --------

Total securities available
  for sale ...................   $228,681       2.95%    313,836       5.85%   $ 65,048       6.07%   $ 61,536       6.55%
                                 ========                =======               ========               ========


                                 At December 31, 2001
                                 --------------------
                                         Total
                                 --------------------
                                 Weighted
                                 carrying    Average
                                   value      yield
                                 --------   --------
                                (Dollars in thousands)
Mortgage-backed securities:
 CMO's .......................   $265,574       6.24%
 FHLMC .......................     38,339       6.44
 GNMA ........................     16,799       7.30
 FNMA ........................     19,169       6.33
                                 --------
  Total mortgage-backed
       securities ............    339,881       6.32
                                 --------

Debt securities:
 U.S. Treasury ...............    165,120       1.88
 U.S. government agencies ....     81,016       5.19
 States and political
   subdivisions ..............     27,208       4.19
 Corporate ...................     27,026       5.43
                                 --------

  Total debt securities ......    300,370       3.30
                                 --------

Common stock (1) .............     20,325         --

Asset-backed securities ......     28,850       5.91

Other securities (1) .........      4,471       3.75
                                 --------

Total securities available
  for sale ...................   $693,897       4.94%
                                 ========

(1) Estimated maturities do not include common stock or other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2001, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which the final contractual repayment is due. No adjustments have been made for amortization or prepayment of principal.

                                                   One
                                       Within     through     After
                                         one       five       five
                                        year       years      years      Total
                                      --------   --------   --------   ----------
                                                   (In thousands)
Real estate loans:
   One- to  four-family ...........   $226,835   $466,839   $286,964   $  980,638
   Home equity ....................     71,157     36,945      6,341      114,443
   Commercial and multi-family ....     98,607    223,940     70,349      392,896
   Construction ...................     37,934     21,535      5,033       64,502
                                      --------   --------   --------   ----------

      Total real estate loans .....    434,533    749,259    368,687    1,552,479
                                      --------   --------   --------   ----------

Consumer loans ....................     85,313     85,103     11,710      182,126
Commercial business loans .........     78,626     40,125     16,870      135,621
                                      --------   --------   --------   ----------

      Total loans .................   $598,472   $874,487   $397,267   $1,870,226
                                      ========   ========   ========   ==========

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2001, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2002.

                                          Due after December 31, 2002
                                      ------------------------------------
                                        Fixed      Adjustable     Total
                                      ----------   ----------   ----------
                                                 (In thousands)
Real estate loans:
    One- to four-family ...........   $  653,426   $  100,377   $  753,803
    Home equity ...................       43,286           --       43,286
    Commercial and multi-family ...      131,468      162,821      294,289
    Construction ..................        4,923       21,645       26,568
                                      ----------   ----------   ----------

       Total real estate loans ....      833,103      284,843    1,117,946
                                      ----------   ----------   ----------

Consumer loans ....................       96,810            3       96,813

Commercial business loans .........       56,995           --       56,995
                                      ----------   ----------   ----------

       Total loans ................   $  986,908   $  284,846   $1,271,754
                                      ==========   ==========   ==========

In addition to the maturity of investment securities and loans, the Company has lines of credit with the FHLB, FRB and MHC that provide funding sources, for lending, liquidity, and asset/liability management. At December 31, 2001, the FHLB line of credit totaled $713.1 million, under which $315.4 million was utilized. The FRB line of credit totaled $10.2 million, under which there were no borrowings outstanding as of December 31, 2001. FNFG also has an $11.0 million revolving line of credit with the MHC, the majority shareholder of FNFG. As of December 31, 2001, FNFG had $6.0 million utilized under this line of credit which bears an interest rate equal to the 30 day LIBOR rate plus 75 basis points and resets every 30 days.

Cash, interest-bearing demand accounts at correspondent banks and federal funds sold are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of December 31, 2001, the total of cash, interest-bearing demand accounts and federal funds sold was $72.0 million, or 2.5% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2001 was $5.8 million, up from $4.9 million for the same period in 2000. Earnings per share increased to $0.23 per share for the fourth quarter of 2001 compared to $0.20 per share for the corresponding quarter in 2000.

For the quarter ended December 31, 2001, total loans remained consistent at $1.9 billion when compared to the quarter ended September 30, 2001 as commercial loan growth was offset by a decrease in residential mortgage loans. During the quarter the Company continued to benefit from increased levels of higher yielding commercial loans and the lower interest rate environment, which reduced its costs of funds. As a result, the net interest rate spread increased to 3.17% for the quarter ended December 31, 2001 compared to 2.85% for the fourth quarter of 2000.

Deposits also remained consistent at $2.0 billion at December 31, 2001 when compared to the quarter ended September 30, 2001. For the quarter ended December 31, 2001, average noninterest bearing deposits increased 43% to $99.5 million from $69.4 million for the same quarter in 2000, primarily due to the increase in commercial business. As a result of this and the increase in net interest rate spread discussed above, the net interest margin increased to 3.42% for the quarter ended December 31, 2001, from 3.16% for the same period in 2000.

For the fourth quarter of 2001 the Company had $11.1 million in noninterest income, an increase of 16% over the $9.6 million for the same period in 2000. This increase primarily resulted from a full quarter of Cayuga Bank revenue being included in the fourth quarter of 2001, versus two months in the prior year quarter, and the acquisition of Allied Claim Services, Inc. in 2001, as well as internal growth, which included the addition of new products and services.

Operating expenses for the three months ended December 31, 2001 were $20.4 million as compared to $17.2 million for the comparable period of 2000. This increase was partially due to a full quarter of Cayuga Bank operations being included in the fourth quarter of 2001, versus two months in the prior year quarter, and the acquisition of Allied Claim Services, Inc. in 2001. Additionally, during the fourth quarter of 2001, the Company incurred $700 thousand in one-time expenses related to final integration costs from the acquisitions completed in 2000 and severance from various reorganization initiatives. Operating expenses also included $500 thousand of costs related to the enhancement of the Company's infrastructure and upgrading existing systems to allow for planned expansion in 2002.

CRITICAL ACCOUNTING POLICIES

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgements. Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgement can have on the results of operations. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I,
Item 1, "Business."

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2001, FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement was effective for business combinations initiated after June 30, 2001. All of the Company's acquisitions to date have been accounted for under the purchase method of accounting.

SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. SFAS No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 or January 1, 2002 for the Company. However, for goodwill and intangible assets acquired after June 30, 2001, the provisions relative to amortization of this Statement became effective immediately.

At December 31, 2001, the Company had $80.8 million of goodwill and other intangibles, which includes $6.5 million of customer lists that will still be required to be amortized upon adoption of SFAS No. 141 and No. 142. For the year ended December 31, 2001 the Company recorded $5.7 million of goodwill and other intangibles amortization expense of which approximately $0.9 million related to the amortization of customer lists. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized. The Company is in the process of performing the first of the required annual impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board's approved guidelines to reduce the vulnerability of operations to changes in interest rates. The asset/liability committee ("ALCO") is comprised of senior management and selected banking officers under the direction of the Board, with senior management responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential monthly and bi-weekly fixed-rate mortgage loans having terms to maturity of not more than twenty years, residential and commercial adjustable-rate mortgage loans, and consumer loans; (2) selling substantially all newly originated 20-30 year monthly and 25-30 year bi-weekly fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. Shortening the maturities of the Company's interest-earning assets by increasing shorter term investments better matches the maturities of the Company's deposit accounts, in particular its certificates of deposits that mature in one year or less. At December 31, 2001, the Company had interest rate swap agreements with third parties with notional amounts totaling $20.0 million. Under these agreements, the Company pays an annual fixed rate ranging from 6.04% to 7.10% and receives a floating three-month U.S. dollar LIBOR rate. The Company entered into these transactions to match more closely the repricing of its money market demand product, as well as provide greater flexibility in achieving a desired interest rate risk profile. As of December 31, 2001, these agreements had a weighted average remaining life of 7.3 months. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset/liability management process.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2001, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 22.06%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment. Given the Company's existing liquidity position and its ability to sell securities from its available for sale portfolio, management believes that its negative gap position will not have a material adverse effect on its operating results or liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. One- to four-family residential and commercial real estate loans were projected to repay at rates between 4% and 15% annually, while mortgage-backed securities were projected to prepay at rates between 17% and 31% annually. Non-core savings and negotiable order of withdrawal ("NOW") accounts were assumed to decay, or run-off, at 11% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                         Amounts maturing or repricing as of December 31, 2001
                                         -----------------------------------------------------
                                           Less than      3-6        6 months
                                            3 months     months      to 1 year    1-3 years
                                           ---------    ---------    ---------    ---------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Federal funds sold ....................  $  20,880    $      --    $      --    $      --
  Mortgage-backed securities (1) ........     12,887       16,772       38,147      168,577
  Investment securities (1) .............    189,132        9,591        8,533       79,941
  Loans (2) .............................    260,150      119,662      215,131      507,849
  Other (1)(3) ..........................      1,351           --           --           --
                                           ---------    ---------    ---------    ---------

       Total interest-earning assets ....    484,400      146,025      261,811      756,367
                                           ---------    ---------    ---------    ---------
Interest-bearing liabilities:
  Savings accounts ......................     28,577       27,700       55,400       70,496
  Interest-bearing checking accounts ....    394,332       38,336       76,672       27,016
  Certificates of deposit ...............    204,206      235,531      234,900      168,961
  Mortgagors' payments held in escrow ...      3,488        3,488        6,976           --
  Other borrowed funds ..................    171,313       10,587       31,092       90,540
                                           ---------    ---------    ---------    ---------

       Total interest-bearing liabilities    801,916      315,642      405,040      357,013
                                           ---------    ---------    ---------    ---------

Interest rate sensitivity gap ...........  ($317,516)   ($169,617)   ($143,229)   $ 399,354
                                           =========    =========    =========    =========

Cumulative interest rate sensitivity gap   ($317,516)   ($487,133)   ($630,362)   ($231,008)
                                           =========    =========    =========    =========

Ratio of interest-earning assets to
  interest-bearing liabilities ..........      60.41%       46.26%       64.64%      211.86%
Ratio of cumulative gap to total assets .     (11.11%)     (17.04%)     (22.06%)      (8.08%)

                                            Amounts maturing or repricing as of December 31, 2001
                                            -----------------------------------------------------
                                                                         Over 10
                                              3-5 years    5-10 years     years         Total
                                              ---------    ----------   ---------    ----------
Interest-earning assets:
  Federal funds sold ....................      $     --     $      --   $      --    $   20,880
  Mortgage-backed securities (1) ........        94,758         5,736          --       336,877
  Investment securities (1) .............        12,565        18,708      33,946       352,416
  Loans (2) .............................       364,558       345,947      45,785     1,859,082
  Other (1)(3) ..........................            --            --      24,865        26,216
                                               --------     ---------   ---------    ----------

       Total interest-earning assets ....       471,881       370,391     104,596     2,595,471
                                               --------     ---------   ---------    ----------
Interest-bearing liabilities:
  Savings accounts ......................        55,840        93,949     118,800       450,762
  Interest-bearing checking accounts ....         2,692         4,530       5,728       549,306
  Certificates of deposit ...............        17,433         2,636          50       863,717
  Mortgagors' payments held in escrow ...            --            --       3,198        17,150
  Other borrowed funds ..................        92,201       131,128      32,179       559,040
                                               --------     ---------   ---------    ----------

       Total interest-bearing liabilities       168,166       232,243     159,955     2,439,975
                                               --------     ---------   ---------    ----------

Interest rate sensitivity gap ...........      $303,715     $ 138,148   ($ 55,359)   $  155,496
                                               ========     =========   ---------    ----------

Cumulative interest rate sensitivity gap       $ 72,707     $ 210,855   $ 155,496
                                               ========     =========   =========

Ratio of interest-earning assets to
  interest-bearing liabilities ..........        280.60%       159.48%      65.39%       106.37%
Ratio of cumulative gap to total assets .          2.54%         7.38%       5.44%

(1)   Amounts shown are at amortized cost.
(2) Amounts shown include principal balance net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes demand balances held at correspondent banks and FHLB stock.

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

As a result of these shortcomings, the Company focuses more attention on simulation modeling, such as the net interest income, analysis discussed below, rather than gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within the Company's targeted range of acceptable limits, the net interest income simulation modeling is considered by management to be more informative in forecasting future income.

Net Interest Income Analysis. The accompanying table as of December 31, 2001 and 2000 sets forth the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. During 2001 ALCO modified the repricing assumptions related to various deposit products during routine comparisons of these assumptions utilized versus actual repricing behavior. These modifications, along with the Company's asset/liability restructuring in 2001 (not holding long-term fixed rate residential mortgages, replacing long-term investment securities with shorter-term investment securities, and replacing short-term borrowings with long-term borrowings), impacted the Company's interest rate sensitivity position since December 31, 2000.

                               Calculated increase (decrease) at
                       ------------------------------------------------
                         December 31, 2001         December 31, 2000
                       ---------------------     ----------------------
                          Net                      Net
    Changes in         interest                  interest
  interest rates        income      % Change      income       % Change
-------------------    --------     --------     --------      --------
                                       (In thousands)
+200 basis points       $(670)       (0.76)%     $(4,229)      (5.58)%
+100 basis points        (155)       (0.18)       (2,090)      (2.76)
-100 basis points         (22)       (0.03)        1,990        2.63
-200 basis points       $(645)       (0.73)%     $ 3,852        5.08%

As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP

February 18, 2002
Buffalo, New York

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Condition

                           December 31, 2001 and 2000
                (In thousands except share and per share amounts)

                                     Assets                2001           2000
                                                       -----------    -----------
Cash and cash equivalents:
  Cash and due from banks                              $    51,092         51,915
  Federal funds sold                                        20,880         10,900
                                                       -----------    -----------

       Total cash and cash equivalents                      71,972         62,815

Securities available for sale                              693,897        501,834
Loans, net                                               1,853,141      1,823,174
Premises and equipment, net                                 40,233         40,094
Goodwill and other intangibles, net                         80,762         84,955
Other assets                                               117,941        111,814
                                                       -----------    -----------

       Total assets                                    $ 2,857,946      2,624,686
                                                       ===========    ===========

                      Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                             $ 1,990,830      1,906,351
  Short-term borrowings                                    212,992        121,803
  Long-term borrowings                                     346,048        307,764
  Other liabilities                                         47,459         44,228
                                                       -----------    -----------

       Total liabilities                                 2,597,329      2,380,146
                                                       -----------    -----------

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued                                     --             --
  Common stock, $0.01 par value, 45,000,000 shares
    authorized, 29,756,250 shares issued                       298            298
  Additional paid-in capital                               135,917        135,776
  Retained earnings                                        176,073        163,836
  Accumulated other comprehensive income                     2,561            336
  Common stock held by ESOP, 878,533 shares in 2001
    and 935,083 shares in 2000                             (11,630)       (12,378)
  Treasury stock, at cost, 4,075,498 shares in 2001
    and 4,154,180 shares in 2000                           (42,602)       (43,328)
                                                       -----------    -----------

       Total stockholders' equity                          260,617        244,540
                                                       -----------    -----------

       Total liabilities and stockholders' equity      $ 2,857,946      2,624,686
                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2001, 2000 and 1999
                    (In thousands except per share amounts)

                                                      2001       2000       1999
                                                    --------   --------   --------
Interest income:
   Real estate loans                                $119,203     85,213     57,669
   Other loans                                        25,071     16,612      9,729
   Investment securities                              10,888      8,804     10,972
   Mortgage-backed securities                         20,138     24,045     27,004
   Federal funds sold                                  1,346        771      1,104
   Other assets                                        1,722      1,595      1,336
                                                    --------   --------   --------

        Total interest income                        178,368    137,040    107,814

Interest expense:
   Deposits                                           74,409     56,272     42,393
   Borrowings                                         24,943     20,590     14,667
                                                    --------   --------   --------

        Total interest expense                        99,352     76,862     57,060
                                                    --------   --------   --------

        Net interest income                           79,016     60,178     50,754
Provision for credit losses                            4,160      2,258      2,466
                                                    --------   --------   --------

        Net interest income after provision
          for credit losses                           74,856     57,920     48,288
                                                    --------   --------   --------

Noninterest income:
   Banking service charges and fees                   10,222      7,257      4,816
   Lending and leasing income                          4,310      3,105      1,684
   Insurance services and fees                        18,456     16,685     15,723
   Bank-owned life insurance income                    2,507      2,070      1,581
   Annuity and mutual fund commissions                 1,750      1,348      1,382
   Investment and net security gains                   1,478      1,829      1,901
   Investment and fiduciary services income            1,456        965         --
   Other                                               1,893        831        601
                                                    --------   --------   --------

        Total noninterest income                      42,072     34,090     27,688
                                                    --------   --------   --------

Noninterest expense:
   Salaries and employee benefits                     45,989     34,224     27,708
   Occupancy and equipment                             7,664      5,735      4,506
   Technology and communications                       7,642      5,733      4,481
   Marketing and advertising                           2,126      2,603      1,893
   Amortization of goodwill and other intangibles      5,678      3,051      1,494
   Other                                              13,906     10,172      7,561
                                                    --------   --------   --------

        Total noninterest expense                     83,005     61,518     47,643
                                                    --------   --------   --------

        Income before income taxes                    33,923     30,492     28,333

Income tax expense                                    12,703     10,973      9,893
                                                    --------   --------   --------

        Net income                                  $ 21,220     19,519     18,440
                                                    ========   ========   ========

Earnings per common share (see note 13):
   Basic                                            $   0.86       0.79       0.69
   Diluted                                              0.85       0.79       0.69

Cash dividends per common share                     $   0.36       0.28       0.14

Weighted average common shares outstanding:
   Basic                                              24,728     24,847     26,744
   Diluted                                            25,010     24,858     26,744

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                  2001        2000        1999
                                                                --------    --------    --------
Net income                                                      $ 21,220      19,519      18,440
                                                                --------    --------    --------

Other comprehensive income (loss), net of income taxes:
   Securities available for sale:
      Net unrealized gains (losses) arising during the year        2,381       9,025     (13,198)
      Reclassification adjustment for realized (gains) losses
        included in net income                                        50         204        (282)
                                                                --------    --------    --------

                                                                   2,431       9,229     (13,480)
   Cash flow hedges:
      Net unrealized losses arising during the year                 (503)         --          --
      Reclassification adjustment for realized losses
        included in net income                                       392          --          --
                                                                --------    --------    --------

                                                                    (111)         --          --
                                                                --------    --------    --------
        Total other comprehensive income (loss) before
          cumulative effect of change in accounting principle      2,320       9,229     (13,480)

   Cumulative effect of change in accounting principle
      for derivatives, net of tax                                    (95)         --          --
                                                                --------    --------    --------

        Total other comprehensive income (loss)                    2,225       9,229     (13,480)
                                                                --------    --------    --------

        Total comprehensive income                              $ 23,445      28,748       4,960
                                                                ========    ========    ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999
               (In thousands except share and per share amounts)

                                                                                   Accumulated     Common
                                                          Additional                 other          stock
                                                Common     paid-in     Retained   comprehensive    held by    Treasury
                                                stock      capital     earnings   income (loss)      ESOP      stock        Total
                                               --------   ----------   --------   -------------   --------    --------    --------
Balances at December 31, 1998                  $    298      136,114    136,602           4,587    (13,776)         --     263,825

Net income                                           --           --     18,440              --         --          --      18,440
Unrealized loss on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --           --         --         (13,480)        --          --     (13,480)
Purchase of treasury stock
    (3,110,850 shares)                               --           --         --              --         --     (33,018)    (33,018)
ESOP shares released
    (52,908 shares)                                  --         (150)        --              --        700          --         550
Common stock dividends of $0.14 per share            --           --     (3,701)             --         --          --      (3,701)
                                               --------   ----------   --------   -------------   --------    --------    --------

Balances at December 31, 1999                  $    298      135,964    151,341          (8,893)   (13,076)    (33,018)    232,616

Net income                                           --           --     19,519              --         --          --      19,519
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --           --         --           9,229         --          --       9,229
Purchase of treasury stock
    (1,098,300 shares)                               --           --         --              --         --     (10,871)    (10,871)
ESOP shares released
    (52,727 shares)                                  --         (204)        --              --        698          --         494
Vested restricted stock plan awards
    (54,970 shares)                                  --           16         --              --         --         561         577
Common stock dividends of $0.28 per share            --           --     (7,024)             --         --          --      (7,024)
                                               --------   ----------   --------   -------------   --------    --------    --------

Balances at December 31, 2000                  $    298      135,776    163,836             336    (12,378)    (43,328)    244,540

Net income                                           --           --     21,220              --         --          --      21,220
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --           --         --           2,431         --          --       2,431
Unrealized loss on interest rate swaps, net
    of taxes and reclassification adjustment         --           --         --            (111)        --          --        (111)
Cumulative effect of change in accounting
    principle for derivatives                        --           --         --             (95)        --          --         (95)
Exercise of stock options (39,700 shares)            --           99         --              --         --         381         480
ESOP shares released
    (56,550 shares)                                  --           55         --              --        748          --         803
Vested restricted stock plan awards
    (38,982 shares)                                  --          (13)        --              --         --         345         332
Common stock dividends of $0.36 per share            --           --     (8,983)             --         --          --      (8,983)
                                               --------   ----------   --------   -------------   --------    --------    --------

Balances at December 31, 2001                  $    298      135,917    176,073           2,561    (11,630)    (42,602)    260,617
                                               ========   ==========   ========   =============   ========    ========    ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                        2001         2000         1999
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                         $  21,220       19,519       18,440
  Adjustments to reconcile net income to net cash
      provided by operating activities:
          (Accretion) amortization of fees and discounts, net             (124)        (271)         894
          Depreciation of premises and equipment                         4,763        3,665        3,139
          Provision for credit losses                                    4,160        2,258        2,466
          Amortization of goodwill and other intangibles                 5,678        3,051        1,494
          Net decrease (increase) in loans held for sale                 1,560       (1,751)      (3,154)
          Net loss (gain) on sale of securities available for sale          83          339         (478)
          ESOP compensation expense                                        803          494          550
          Deferred income tax expense (benefit)                            829          420         (191)
          (Increase) decrease in other assets                           (1,555)       8,589       (1,565)
          Increase (decrease) in other liabilities                       3,529       (4,120)      (4,838)
                                                                     ---------    ---------    ---------

               Net cash provided by operating activities                40,946       32,193       16,757
                                                                     ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                  76,751      135,556       67,212
  Proceeds from maturities of securities available for sale             65,388       32,595       35,040
  Principal payments received on securities available for sale         103,301       73,044      179,705
  Purchases of securities available for sale                          (434,582)     (37,116)    (301,078)
  Net increase in loans                                                (35,834)    (152,589)    (239,946)
  Purchase of bank-owned life insurance                                 (4,000)          --      (10,000)
  Acquisitions, net of cash acquired                                      (980)     (90,865)     (11,260)
  Other, net                                                            (6,965)      (5,018)     (14,816)
                                                                     ---------    ---------    ---------

               Net cash used by investing activities                  (236,921)     (44,393)    (295,143)
                                                                     ---------    ---------    ---------

Cash flows from financing activities:
  Net increase in deposits                                              84,479       60,381       52,405
  Proceeds from (repayments of) short-term borrowings                   59,209      (41,850)      84,427
  Proceeds from long-term borrowings                                    88,100       42,900      109,060
  Repayments of long-term borrowings                                   (18,079)     (10,470)        (439)
  Proceeds from exercise of stock options                                  406           --           --
  Purchase of treasury stock                                                --      (10,871)     (31,820)
  Dividends paid on common stock                                        (8,983)      (7,024)      (4,561)
                                                                     ---------    ---------    ---------

               Net cash provided by financing activities               205,132       33,066      209,072
                                                                     ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                     9,157       20,866      (69,314)

Cash and cash equivalents at beginning of year                          62,815       41,949      111,263
                                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year                             $  71,972       62,815       41,949
                                                                     =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes                                                     $  10,050        9,661       16,013
    Interest expense                                                   100,121       75,886       55,317
                                                                     =========    =========    =========

  Acquisition of banks and financial services companies:
    Assets acquired (noncash)                                        $     141      872,460        2,889
    Liabilities assumed                                                     67      854,230        3,655
    Purchase price payable                                                 656        1,120        2,919
                                                                     =========    =========    =========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

1)    Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG"), the holding company of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga"), is a Delaware incorporated bank holding company organized in December 1997. FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." The Company provides financial services to individuals and businesses in Western and Central New York. The Company's business is primarily accepting deposits from customers through its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers insurance products and services, as well as trust and investment services.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to generally accepted accounting principles. Certain reclassification adjustments were made to the 2000 and 1999 financial statements to conform them to the 2001 presentation. The following is a description of the Company's significant accounting policies.

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of FNFG and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from banks, and federal funds sold, which generally mature within several business days or less.

      (c)   Investment Securities

            All debt and marketable equity securities are classified as available for sale. The securities are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of accumulated other comprehensive income. Realized gains and losses are included in the consolidated statement of income and are determined using the specific identification method. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis. Premiums and discounts on investment securities are amortized/accreted to interest income utilizing a method that approximates the level-yield method. Included in investment and net security gains are realized gains/losses on securities available for sale, dividends from SBIC investments and premium income received under the Company's covered call option program.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      (d)   Loans

            Loans are stated at the principal amount outstanding, adjusted for net unamortized deferred fees and costs, which are accrued to income on the interest method. Accrual of interest income on loans is generally discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. In those instances where there is doubt as to the collectibility of principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance, generally six months, has been demonstrated.

      (e)   Direct Financing Leases

            The Company accounts for its direct financing leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." At lease inception, the present values of future rentals and the residual are recorded as net investment in direct financing leases. Unearned interest income and sales commissions and other direct costs incurred are capitalized and are amortized to interest income over the lease term utilizing a method which produces a constant periodic rate of return on the outstanding investment in the lease.

      (f)   Real Estate Owned

            Real estate owned consists of property acquired in settlement of loans which are initially valued at the lower of the carrying amount of the loan or fair value, based on appraisals at foreclosure, less the estimated cost to sell the property ("net realizable value"). These properties are periodically adjusted to the lower of adjusted cost or net realizable value throughout the holding period.

      (g)   Allowance for Credit Losses

            The allowance for credit losses is established through charges to earnings through the provision for credit losses. Loan and lease losses are charged and recoveries are credited to the allowance for credit losses. Management's evaluation of the allowance is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for credit losses consists of several elements. Larger balance nonaccruing, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans and the need, if any, for a specific reserve. Another element involves estimating losses inherent in categories of smaller balance homogeneous loans based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

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

            A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts of principal and interest under the original terms of the agreement. Such loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent. The Company collectively evaluates smaller-balance homogeneous loans for impairment, including one- to four-family residential mortgage loans, student loans and consumer loans, other than those modified in a troubled debt restructuring.

      (h)   Premises and Equipment

            Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term.

      (i)   Goodwill

            The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. The Company's goodwill is being amortized on a straight-line basis over periods of ten to twenty years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment is measured using estimates of future discounted cash flows or earnings potential of the acquired entities. See letter (p) of this note for further information on the Company's accounting for goodwill.

      (j)   Derivative Instruments

            Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used in a qualifying hedge strategy and, if so, whether the hedge is a cash flow or fair value hedge.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

            In order to qualify as a hedge, the Company must document the hedging strategy at its inception, including the nature of the risk being hedged and how the effectiveness of the hedge will be measured. The Company accounts for the interest rate swap agreements that it uses to hedge a portion of its Money Market Demand Accounts ("MMDA") as cash flow hedges. The Company recognizes the portion of the change in fair value of the interest rate swaps that is considered effective in hedging cash flows as a direct charge or credit to accumulated other comprehensive income (equity), net of tax. The ineffective portion of the change in fair value, if any, is recorded to earnings. Amounts recorded in accumulated other comprehensive income are periodically reclassified to interest expense on deposits to offset interest expense on the hedged MMDA accounts resulting from fluctuations in interest rates.

            Prior to January 1, 2001, interest income or expense on the swaps was recognized as an adjustment to interest expense on deposits as accrued. The fair value of interest rate swaps as of January 1, 2001, net of the related deferred income tax effect, was recorded as a cumulative effect of a change in accounting principle in accumulated other comprehensive income.

            Commitments to originate residential real estate loans that the Company intends to sell, forward commitments to sell residential real estate loans, and residential real estate loans held for sale are generally recorded in the consolidated statement of condition at fair value, with the corresponding unrealized gain or loss being included in other noninterest income. Prior to January 1, 2001 these financial instruments were recorded at the lower of aggregate cost or market value. The Company enters into forward commitments to sell fixed rate residential real estate loans in order to manage the interest rate risk related to the repricing of those financial instruments.

            Option agreements that the Company writes in connection with its limited covered call option program are carried on the balance sheet at fair value. The change in fair value, if any, of these options is recorded to investment and net security gains. The Company does not enter into option agreements unless they already own the corresponding equity security that the option is written on.

      (k)   Employee Benefits

            The Company maintains a non-contributory, qualified, defined benefit pension plan ("the pension plan") that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations. Effective February 1, 2002, the Company froze all benefit accruals and participation in the pension plan.

            Additionally, the Company maintains various defined contribution plans and accrues contributions due under these plans as earned by employees.

            The Company also provides certain post-retirement benefits, principally health care and group life insurance ("the post-retirement plan"), to employees who meet certain age and service requirements and their beneficiaries and dependents. The expected cost of providing these post-retirement benefits are accrued during an employee's active years of service. Effective January 19, 2001, the Company modified its post-retirement plan so that participation was closed to those employees who did not meet the retirement eligibility by December 31, 2001.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      (l)   Stock-Based Compensation

            The Company maintains a fixed award stock option plan and restricted stock plan for certain officers, directors, key employees and other persons providing services to the Company. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its fixed award stock options. As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted.

            SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has only adopted the disclosure requirements of SFAS No. 123.

      (m)   Income Taxes

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

      (n)   Earnings Per Share

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

      (o)   Investment and Fiduciary Services

            Assets held in fiduciary or agency capacity for customers are not included in the accompanying consolidated statements of condition, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on the fair value of assets administered.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      (p)   New Accounting Standards

            In July 2001, FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and requires all acquisitions to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting for acquisitions. The Statement did not change many of the provisions of APB Opinion 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement was effective for business combinations initiated after June 30, 2001. All of the Company's acquisitions to date have been accounted for under the purchase method of accounting.

            SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. SFAS No. 142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 or January 1, 2002 for the Company. However, for goodwill and intangible assets acquired after June 30, 2001, the provisions relative to amortization of this Statement became effective immediately.

            At December 31, 2001, the Company had $80.8 million of goodwill and other intangibles, which includes $6.5 million of customer lists that will still be required to be amortized upon adoption of SFAS No. 141 and No. 142. For the year ended December 31, 2001 the Company recorded $5.7 million of goodwill and other intangibles amortization expense of which approximately $0.9 million related to the amortization of customer lists. It is anticipated that the adoption of SFAS No. 141 and No. 142 will have a material impact on the Company's results of operations, as goodwill will no longer be required to be amortized. The Company is in the process of performing the first of the required annual impairment tests of goodwill as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

      (q)   Use of Estimates

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(2)   Acquisitions

      On January 1, 2001, Warren-Hoffman & Associates, Inc. ("WHA"), First Niagara's wholly owned insurance subsidiary, acquired all of the common stock of Allied Claim Services, Inc. ("Allied"), an independent insurance adjusting firm and third party administrator. The transaction was accounted for under the purchase method of accounting and accordingly, $1.3 million of goodwill was recorded and was being amortized on a straight-line basis over ten years.

      On November 3, 2000, FNFG acquired all of the stock of Iroquois Bancorp, Inc. ("Iroquois") and its wholly owned subsidiaries Cayuga Bank, of Auburn, New York and The Homestead Savings FA, of Utica, New York. FNFG paid $33.25 per share in cash for each of the outstanding shares and options of Iroquois' common stock for an aggregate purchase price of approximately $80.2 million. The transaction was accounted for under the purchase method of accounting and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, was recorded as goodwill. Approximately, $44.1 million of such goodwill was recorded and was being amortized on a straight-line basis over twenty years. Upon closing of the transaction, FNFG merged the branches of Homestead Savings into Cayuga's branch network, which is being operated as a wholly owned subsidiary of FNFG.

      On July 7, 2000, FNFG acquired all of the common stock of CNY Financial Corporation ("CNY") and its subsidiary bank, Cortland. FNFG paid $18.75 per share in cash for each of the outstanding shares and options of CNY common stock for an aggregate purchase price of $86.3 million. This acquisition was accounted for as a purchase transaction and accordingly, approximately $16.9 million of goodwill was recorded and was being amortized on a straight-line basis over twenty years. Cortland is being operated as a wholly owned subsidiary of FNFG.

      On May 31, 2000, First Niagara completed the acquisition of all of the common stock of Niagara Investment Advisors, Inc. ("NIA"), an investment advisory services firm. The acquisition was accounted for as a purchase transaction and accordingly, approximately $2.8 million of goodwill was recorded and was being amortized on a straight-line basis over ten years. The acquired company operates as a wholly owned subsidiary of First Niagara.

      On March 24, 2000, FNFG acquired all of the common stock of Albion Banc Corp, Inc. ("Albion"). FNFG paid $15.75 per share in cash resulting in an aggregate purchase price of approximately $11.9 million and merged Albion's subsidiary bank, Albion Federal Savings and Loan Association, and its two branch locations into First Niagara's branch network. The transaction was accounted for as a purchase transaction and accordingly, approximately $7.6 million of goodwill was recorded and was being amortized on a straight-line basis over a period of fifteen years.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(3)   Securities Available for Sale

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2001 are summarized as follows (in thousands):

                                                  Amortized   Unrealized    Unrealized       Fair
                                                    cost         gains        losses         value
                                                 ----------   ----------    ----------    ----------
      Debt securities:
        U.S. Treasury                            $  164,992          128            --       165,120
        U.S. government agencies                     79,419        1,647           (50)       81,016
        Corporate                                    27,264          176          (414)       27,026
        States and political subdivisions            26,696          575           (63)       27,208
                                                 ----------   ----------    ----------    ----------

                                                    298,371        2,526          (527)      300,370
                                                 ----------   ----------    ----------    ----------
      Mortgage-backed securities:
        Collateralized mortgage obligations         265,489        2,183        (2,098)      265,574
        Federal Home Loan Mortgage Corporation       37,081        1,258            --        38,339
        Government National Mortgage
          Association                                16,094          705            --        16,799
        Federal National Mortgage Association        18,213          956            --        19,169
                                                 ----------   ----------    ----------    ----------

                                                    336,877        5,102        (2,098)      339,881
                                                 ----------   ----------    ----------    ----------
      Asset-backed securities:
        Non-U.S. government agencies                 23,380          735            --        24,115
        U.S. government agencies                      4,682           55            (2)        4,735
                                                 ----------   ----------    ----------    ----------

                                                     28,062          790            (2)       28,850
                                                 ----------   ----------    ----------    ----------

      Equity securities - common stock               21,530        3,318        (4,523)       20,325
      Other                                           4,453           18            --         4,471
                                                 ----------   ----------    ----------    ----------

                                                 $  689,293       11,754        (7,150)      693,897
                                                 ==========   ==========    ==========    ==========

      Scheduled contractual maturities of certain investment securities owned by the Company at December 31, 2001 are as follows (in thousands):

                                                     Amortized     Fair
                                                       cost        value
                                                     ---------   ---------
      Debt securities:
           Within one year                           $ 196,896     197,258
           After one year through five years            79,429      80,942
           After five years through ten years           11,393      11,707
           After ten years                              10,653      10,463
                                                     ---------   ---------
                                                       298,371     300,370
      Mortgage-backed securities                       336,877     339,881
      Asset-backed securities                           28,062      28,850
                                                     ---------   ---------

                                                     $ 663,310     669,101
                                                     =========   =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The contractual maturities of mortgage and asset-backed securities available for sale generally exceed ten years. However, the effective lives are expected to be shorter due to anticipated prepayments.

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2000 are summarized as follows (in thousands):

                                                  Amortized   Unrealized    Unrealized       Fair
                                                    cost         gains        losses         value
                                                 ----------   ----------    ----------    ----------
      Debt securities:
        U.S. Treasury                            $   37,970          251            (5)       38,216
        U.S. government agencies                     56,379          585           (36)       56,928
        Corporate                                     8,209           20           (36)        8,193
        States and political subdivisions            23,548          427           (27)       23,948
                                                 ----------   ----------    ----------    ----------

                                                    126,106        1,283          (104)      127,285
                                                 ----------   ----------    ----------    ----------
      Mortgage-backed securities:
        Collateralized mortgage obligations         215,181          177        (5,013)      210,345
        Federal Home Loan Mortgage Corporation       48,891          741          (106)       49,526
        Government National Mortgage
             Association                             22,645          385           (14)       23,016
        Federal National Mortgage Association        18,668          781            (2)       19,447
                                                 ----------   ----------    ----------    ----------

                                                    305,385        2,084        (5,135)      302,334
                                                 ----------   ----------    ----------    ----------
      Asset-backed securities:
        Non-U.S. government agencies                 35,684          288           (83)       35,889
        U.S. government agencies                      6,099           19            --         6,118
                                                 ----------   ----------    ----------    ----------

                                                     41,783          307           (83)       42,007
                                                 ----------   ----------    ----------    ----------

      Equity securities - common stock               23,547        6,219        (4,002)       25,764
      Other                                           4,453           --            (9)        4,444
                                                 ----------   ----------    ----------    ----------

                                                 $  501,274        9,893        (9,333)      501,834
                                                 ==========   ==========    ==========    ==========

       Gross realized gains and losses on sales of securities available for sale, which are included in investment and security gains, are summarized as follows (in thousands):

                                               2001       2000       1999
                                             -------    -------    -------

            Gross realized gains             $ 2,080      1,295      2,157
            Gross realized losses             (2,163)    (1,634)    (1,679)
                                             -------    -------    -------

               Net realized (losses) gains   $   (83)      (339)       478
                                             =======    =======    =======

      At December 31, 2001, $316.4 million of securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank and Federal Reserve Bank, repurchase agreements, municipal deposits and interest rate swap agreements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      At December 31, 2001, the Company had investments in mortgage-backed securities issued by Bank of America Mortgage Securities that exceeded 10% of stockholders' equity. The aggregate book value and fair value of these securities at December 31, 2001 were $30.1 million and $29.8 million, respectively. No other investment in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity at December 31, 2001.

(4)   Loans

      Loans receivable at December 31, 2001 and 2000 consist of the following (in thousands):

                                                      2001          2000
                                                  -----------    -----------
      Real estate:
           One-to four-family                     $   980,638      1,089,607
           Home equity                                114,443        104,254
           Commercial and multi-family                392,896        329,427
           Construction:
               Commercial                              56,394         29,195
               Residential                              8,108          5,864
                                                  -----------    -----------

               Total real estate loans              1,552,479      1,558,347

      Consumer loans                                  182,126        188,129
      Commercial business loans                       135,621         93,730
                                                  -----------    -----------
               Total loans                          1,870,226      1,840,206

      Net deferred costs and unearned discounts         1,642            714
      Allowance for credit losses                     (18,727)       (17,746)
                                                  -----------    -----------

               Total loans, net                   $ 1,853,141      1,823,174
                                                  ===========    ===========

      Included in commercial business loans are approximately $18.4 million and $10.7 million of direct financing leases at December 31, 2001 and 2000, respectively. Under direct financing leases, the Company leases equipment to small businesses with terms ranging from two to five years. During 2001, approximately $16.5 million of equipment leases were originated by the Company, of which approximately $4.5 million were sold to outside investors. The remainder of the leases originated were retained by the Company.

      Non-accrual loans amounted to $11.5 million, $6.5 million and $1.9 million at December 31, 2001, 2000 and 1999, respectively, representing 0.61%, 0.35% and 0.19% of total loans. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $604 thousand, $273 thousand and $161 thousand in 2001, 2000 and 1999, respectively. At December 31, 2001, the balance of impaired loans amounted to $5.3 million and approximately $1.3 million was included within the allowance for credit losses to specifically reserve for losses relating to those loans. Residential real estate owned, net of related allowances of $363 thousand and $428 thousand, at December 31, 2001 and 2000 was $665 thousand and $757 thousand, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      Residential mortgage loans held for sale were $3.3 million at December 31, 2001 and $4.9 million at December 31, 2000 and are included in one-to four-family real estate loans. Mortgages serviced for others by the Company amounted to $252.3 million and $190.1 million at December 31, 2001 and 2000, respectively. Mortgage loans sold amounted to $105.5 million, $56.3 million and $28.6 million for 2001, 2000 and 1999, respectively. Gains on the sale of loans amounted to $1.4 million, $378 thousand and $468 thousand for 2001, 2000 and 1999, respectively.

      The Company had outstanding commitments to originate loans of approximately $81.3 million and $47.6 million at December 31, 2001 and 2000, respectively. These commitments have fixed expiration dates and are at market rates. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $2.6 million and $10.3 million at December 31, 2001 and 2000, respectively.

      Unused lines of credit and outstanding letters of credit amounted to $140.5 million and $108.0 million at December 31, 2001 and 2000, respectively. Since the majority of unused lines of credit and outstanding letters of credit expire without being funded, the Company's obligation to fund the above commitment amounts is substantially less than the amounts reported.

      Changes in the allowance for credit losses in 2001, 2000 and 1999 were as follows (in thousands):

                                           2001        2000        1999
                                         --------    --------    --------

      Balance, beginning of year         $ 17,746       9,862       8,010
      Provision for credit losses           4,160       2,258       2,466
      Allowance obtained through
          acquisitions                         --       6,361          --
      Charge-offs                          (4,071)     (1,072)       (735)
      Recoveries                              892         337         121
                                         --------    --------    --------

      Balance, end of year               $ 18,727      17,746       9,862
                                         ========    ========    ========

      Virtually all of the Company's mortgage and consumer loans are to customers located in Upstate New York. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in this market area. Loans due from certain officers and directors of the Company and affiliates amounted to $5.9 million and $4.7 million at December 31, 2001 and 2000, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(5)   Premises and Equipment

      A summary of premises and equipment at December 31, 2001 and 2000 follows (in thousands):

                                                          2001        2000
                                                        --------    --------

            Land                                        $  3,531       3,531
            Buildings and improvements                    30,742      29,421
            Furniture and equipment                       31,065      27,698
            Property under capital leases                  1,365       1,365
                                                        --------    --------

                                                          66,703      62,015
            Accumulated depreciation and amortization    (26,470)    (21,921)
                                                        --------    --------

            Premises and equipment, net                 $ 40,233      40,094
                                                        ========    ========

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2001 were $1.7 million in 2002; $1.6 million in 2003; $1.4 million in 2004; $1.3 million in 2005;
      $1.2 million in 2006; and $6.9 million in years thereafter through 2021. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company. Rent expense was $1.5 million, $1.3 million and $1.1 million in 2001, 2000 and 1999, respectively, and is included in occupancy and equipment expense.

(6)   Other Assets

      A summary of other assets at December 31, 2001 and 2000 follows (in thousands):

                                                               2001       2000
                                                             --------   --------
            Cash surrender value of bank
                owned life insurance                         $ 51,357     44,848
            Federal Home Loan Bank stock                       24,865     24,668
            Net deferred tax assets (note 12)                   9,961     11,665
            Accrued interest receivable                        13,203     13,445
            Other receivables and prepaid assets                3,499      6,947
            Other                                              15,056     10,241
                                                             --------   --------

                                                             $117,941    111,814
                                                             ========   ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(7)   Deposits

      Deposits consist of the following at December 31, 2001 and 2000 (in thousands):

                                                  2001                        2000
                                        ------------------------    ------------------------
                                                       Weighted                    Weighted
                                                        average                     average
                                          Balance        rate         Balance        rate
                                        ----------    ----------    ----------    ----------
      Savings accounts                  $  450,762          2.56%   $  417,643          2.63%

      Certificates maturing:
          Within one year                  674,637          4.41       668,094          5.87
          After one year, through two
              years                        148,965          4.23       136,219          6.06
          After two years, through
              three years                   19,996          5.20        19,652          5.63
          After three years, through
              four years                    10,771          5.81        10,304          5.86
          After four years, through
              five years                     6,662          5.10         7,433          6.35
          After five years                   2,686          5.14         2,847          5.33
                                        ----------                  ----------

                                           863,717          4.43       844,549          5.90
                                        ----------                  ----------
      Checking accounts:
          Non-interest bearing             109,895            --        86,235            --
          Interest-bearing:
            NOW accounts                   157,886          0.94       173,319          0.98
            Money market accounts          391,420          2.14       365,836          5.07
                                        ----------                  ----------

                                           659,201                     625,390
                                        ----------                  ----------
      Mortgagors' payments held in
          escrow                            17,150          2.00        18,769          2.00
                                        ----------                  ----------

                                        $1,990,830          3.01%   $1,906,351          4.27%
                                        ==========                  ==========

      Interest rates on certificates of deposits range from 1.80% to 7.50% at December 31, 2001. Interest expense on deposits in 2001, 2000 and 1999 is summarized as follows (in thousands):

                                             2001        2000        1999
                                           -------     -------     -------

      Certificates of deposit              $47,284      30,593      22,193
      Money market accounts                 14,334      14,848       9,726
      Savings accounts                      10,919       9,380       9,097
      NOW accounts                           1,544       1,190       1,183
      Mortgagors' payments
           held in escrow                      328         261         194
                                           -------     -------     -------

                                           $74,409      56,272      42,393
                                           =======     =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      Certificates of deposit issued in amounts over $100,000 amounted to $157.8 million, $162.4 million and $63.0 million at December 31, 2001, 2000 and 1999, respectively. Interest expense thereon approximated $9.3 million, $4.8 million and $3.3 million in 2001, 2000 and 1999, respectively.

      The carrying value of investment securities pledged as collateral for municipal deposits at December 31, 2001 was $47.8 million. The aggregate amount of deposits that have been reclassified as loans at December 31, 2001 due to them being in an over-draft position was $1.3 million.

(8)   Other Borrowed Funds

      Information relating to outstanding borrowings at December 31, 2001 and 2000 is summarized as follows (in thousands):

                                                           2001         2000
                                                        ----------   ----------
            Short-term borrowings:
               FHLB advances                            $   99,368       95,060
               Reverse repurchase agreements               105,124       10,743
               Loan payable to First Niagara
                   Financial Group, MHC                      6,000        6,000
               Commercial bank loan                          2,500       10,000
                                                        ----------   ----------

                                                        $  212,992      121,803
                                                        ==========   ==========
            Long-term borrowings:
               FHLB advances                            $  216,048      199,816
               Reverse repurchase agreements               130,000      107,948
                                                        ----------   ----------

                                                        $  346,048      307,764
                                                        ==========   ==========

      FHLB advances generally bear fixed interest rates ranging from 1.85% to 7.71% at December 31, 2001. Reverse repurchase agreements generally bear fixed interest rates ranging from 1.60% to 6.53% at December 31, 2001. At December 31, 2001, FNFG had a $2.5 million loan with a commercial bank that was subsequently repaid on January 28, 2002 and had an interest rate equal to the LIBOR rate plus 150 basis points.

      Interest expense on borrowings in 2001, 2000 and 1999 is summarized as follows (in thousands):

                                               2001         2000         1999
                                            ----------   ----------   ----------

      FHLB and FRB advances                 $   16,514       13,099        9,514
      Reverse repurchase agreements              7,669        7,253        5,153
      Loan payable to First Niagara
        Financial Group, MHC                       394           90           --
      Commercial bank loan                         366          148           --
                                            ----------   ----------   ----------

                                            $   24,943       20,590       14,667
                                            ==========   ==========   ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The Company has a line of credit with the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB), that provides a secondary funding source for lending, liquidity, and asset/liability management. At December 31, 2001, the FHLB line of credit totaled $713.1 million, under which $315.4 million was utilized. The FRB line of credit totaled $10.2 million, under which there were no borrowings outstanding as of December 31, 2001. The Company is required to pledge loans or investment securities as collateral for these borrowing facilities. Approximately $347.1 million of residential mortgage and multifamily loans were pledged to secure the amount outstanding under the FHLB line of credit at December 31, 2001.

      FNFG also has an $11.0 million revolving line of credit with First Niagara Financial Group, MHC ("the MHC"), the majority shareholder of FNFG. As of December 31, 2001, FNFG had $6.0 million utilized under this line of credit which bears an interest rate equal to the 30 day LIBOR rate plus 75 basis points and resets every 30 days.

      The Company pledged to the FHLB and to broker-dealers, available for sale securities with a carrying value of $260.2 million as collateral under reverse repurchase agreements at December 31, 2001. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturities of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2001 there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of stockholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

      The aggregate maturities of long-term borrowings at December 31, 2001 are as follows (in thousands):

                             2003               $    48,225
                             2004                    42,315
                             2005                    58,878
                             2006                    33,323
                             Thereafter             163,307
                                                -----------

                                                $   346,048
                                                ===========

(9)   Capital

      FNFG and each of its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNFG and each of its banking subsidiaries must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      Quantitative measures, established by regulation to ensure capital adequacy, require FNFG and each of its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets (leverage ratio), of 8.0%, 4.0% and 3.0%, respectively. As of December 31, 2001, FNFG and each of its banking subsidiaries meet all minimum capital adequacy requirements to which it is subject.

      The most recent notification from the Federal Deposit Insurance Corporation categorized FNFG and each of its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. In order to be considered well capitalized FNFG and each of its banking subsidiaries must maintain total and Tier 1 capital to risk-weighted assets and leverage ratios of 10.0%, 6.0% and 5.0%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of FNFG and its banking subsidiaries.

      The actual capital amounts and ratios for FNFG and its banking subsidiaries are presented in the following table (in thousands):

                                       First Niagara
                                         Financial            First
                                        Group, Inc.          Niagara          Cayuga        Cortland
                                        -----------          -------          ------        --------
              As of December 31, 2001
              Total capital
                   Amount               $    195,164         126,035          39,592          18,545
                   Ratio                      11.36%          10.45%          11.50%          11.29%
                   Minimum Required     $    137,410          96,459          27,542          13,142

              Tier 1 capital
                   Amount               $    176,437         113,938          35,375          16,491
                   Ratio                      10.27%           9.45%          10.28%          10.04%
                   Minimum Required     $     68,705          48,230          13,771           6,571

              Leverage
                   Amount               $    176,437         113,938          35,375          16,491
                   Ratio                       6.71%           6.27%           6.21%           6.88%
                   Minimum Required     $     78,914          54,519          17,086           7,192

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                                       First Niagara
                                         Financial            First
                                        Group, Inc.          Niagara          Cayuga        Cortland
                                        -----------          -------          ------        --------
            As of December 31, 2000
            Total capital
                 Amount                 $    178,183         117,965          40,419          15,708
                 Ratio                        11.13%          10.93%          11.36%           9.91%
                 Minimum Required       $    128,065          86,374          28,463          12,678

            Tier 1 capital
                 Amount                 $    159,439         105,173          36,663          13,722
                 Ratio                         9.96%           9.74%          10.31%           8.66%
                 Minimum Required       $     64,032          43,187          14,231           6,339

            Leverage
                 Amount                 $    159,439         105,173          36,663          13,722
                 Ratio                         6.78%           6.15%           6.20%           5.84%
                 Minimum Required       $     70,542          51,340          17,746           7,047

      During 2000 and 1999, FNFG received authorization from its Board of Directors and bank regulatory agencies to repurchase up to 6,158,010 shares of its common stock outstanding, of which 885,660 shares expired without being purchased. No shares were repurchased under these programs in 2001. During 2000 and 1999, FNFG purchased 1,098,300 and 3,110,850 shares at an average cost of $9.90 and $10.61 per share, respectively.

      FNFG's ability to pay dividends is primarily dependent upon the ability of its subsidiary banks to pay dividends to FNFG. The payment of dividends by the subsidiary banks is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is required prior to the subsidiary banks declaring dividends in excess of net income for that year plus net income retained in the preceding two years.

      First Niagara established a liquidation account at the time of conversion to a New York State chartered stock savings bank in an amount equal to its net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. In the event of a complete liquidation of First Niagara, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balance for all such depositors then holding qualifying deposits in First Niagara. Accordingly, retained earnings of the Company are deemed to be restricted up to the balances of the liquidation accounts at December 31, 2001 and 2000. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at First Niagara after the date of conversion. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $36.0 million at December 31, 2001 and $43.3 million at December 31, 2000. Similarly, Cortland maintains a liquidation account in connection with its reorganization into a New York State chartered stock savings bank. Cortland's liquidation account totaled $9.4 million at December 31, 2001 and $10.9 million at December 31, 2000.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(10)  Derivative and Hedging Activities

      The Company hedges a portion of its Money Market Deposit Accounts ("MMDA") with interest rate swap agreements in order to manage the interest rate risk related to the repricing of those accounts. Under these agreements, the Company pays an annual fixed rate ranging from 6.04% to 7.10% and receives a floating three-month U.S. Dollar LIBOR rate over a two-year period. As of December 31, 2001, these agreements had a notional amount totaling $20.0 million and a weighted average remaining life of 7.3 months. Since the swap agreements qualify as a cash flow hedge under the provisions of SFAS No. 133, on January 1, 2001 a negative fair value adjustment of $95 thousand was recorded in other comprehensive income, net of income taxes of $63 thousand, as a cumulative effect of a change in accounting principle. The following table illustrates the effect of interest rate swaps on other comprehensive income during 2001 (in thousands):

                                                        Before-tax      Income      Net-of-tax
                                                          amount         taxes        amount
                                                        ----------    ----------    ----------
            Net unrealized losses arising during 2001   $   (837)        334           (503)

            Reclassification adjustment for realized
                losses included in net income                652        (260)           392
                                                        --------      ------        -------

            Net losses included in other
                comprehensive income                    $   (185)         74           (111)
                                                        ========      ======        =======

      For the year ended December 31, 2001, an additional $117 thousand was included in interest expense on deposits for the portion of the change in fair value of the swaps that was determined to be ineffective during the period. Amounts included in other comprehensive income relating to the unrealized losses on swaps will be reclassified to interest expense on deposit accounts as interest expense on the hedged MMDA accounts increase or decrease, based upon fluctuations in the U.S. Dollar LIBOR rate. Such reclassification is expected to amount to approximately $206 thousand over the next twelve months, net of $137 thousand of income taxes.

      During 2000 and 1999, $94 thousand of net interest income and $21 thousand of net interest expense relating to interest rate swaps was reflected in interest expense on the hedged MMDA accounts, respectively. Prior to January 1, 2001 the net interest income or expense on these instruments was recognized in income or expense over the lives of the respective contracts as accrued.

(11)  Stock Based Compensation

      The Company has a stock option plan pursuant to which options may be granted to officers, directors and key employees. The plan authorizes grants of options to purchase up to 1,390,660 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's market value on the date of grant. All options have a 10-year term and generally become fully vested and exercisable over 5 years from the grant date. At December 31, 2001, there were options for 1,252,225 shares outstanding and 47,985 additional shares available for grant under the plan.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at the grant date for the stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands except per share amounts):

                                            2001          2000         1999
                                         ----------    ---------    ---------
            Net Income
                As reported              $   21,220       19,519       18,440
                Pro forma                    20,644       18,906       18,209

            Basic earnings per share
                As reported              $     0.86         0.79         0.69
                Pro forma                      0.83         0.76         0.68

            Diluted earnings per share
                As reported              $     0.85         0.79         0.69
                Pro forma                      0.83         0.76         0.68

      The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 were $4.19, $2.89 and $4.27 on the date of grant, respectively, using the Black Scholes option-pricing model. The following weighted-average assumptions were utilized: 2001, 2000 and 1999 expected dividend yield of 2.79%, 3.13% and 1.86%; risk-free interest rate of 5.02%, 6.44% and 5.58%; expected life of 7.5 years for all three years; and expected volatility of 32.30%, 30.13% and 35.30%, respectively. The Company also deducted 10% in each year to reflect an estimate of the probability of forfeiture prior to vesting.

      The following is a summary of stock option activity for the years ending December 31, 2001, 2000 and 1999:

                                                 Number of    Weighted average
                                                  shares       exercise price
                                                 ---------    ----------------
            Balance at January 1, 1999                  --         $   --
                Granted                            789,750          10.75
                Exercised                               --             --
                Forfeited                           (6,500)         10.75
                                                 ---------

            Balance at December 31, 1999           783,250          10.75
                Granted                            471,500           9.07
                Exercised                               --             --
                Forfeited                          (15,600)         10.05
                                                 ---------

            Balance at December 31, 2000         1,239,150          10.12
                Granted                            173,375          13.06
                Exercised                          (39,700)         10.22
                Forfeited                         (120,600)         10.23
                                                 ---------

            Balance at December 31, 2001         1,252,225         $10.51
                                                 =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The following is a summary of stock options outstanding at December 31, 2001 and 2000:

                                             Weighted     Weighted                   Weighted
                                              average      average                   average
                                 Options     exercise     remaining      Options     exercise
     Exercise price            outstanding     price    life (years)   exercisable    price
--------------------------     -----------   -------    ------------   -----------   --------
At December 31, 2001
$9.03 - $12.60                   1,224,725    $10.40        7.97           348,500    $10.35
$13.80 - $16.86                     27,500    $15.47        9.73                --     --
                                 ---------                                 -------
                    Total        1,252,225    $10.51        8.01           348,500    $10.35
                                 =========    ======        ====           ========   ======

At December 31, 2000
$9.03 - $10.75                   1,239,150    $10.12        8.78           189,590    $10.64
                                 =========    ======        ====           ========   ======

      During 1999, the Company allocated 556,264 shares for issuance under the Restricted Stock Plan. The plan grants shares of FNFG's stock to executive management and members of the Board of Directors. The restricted stock generally becomes fully vested over 5 years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted. At December 31, 2001, there were 243,360 unvested shares outstanding and 205,714 additional shares available for grant under the plan.

      Shares granted under the Restricted Stock Plan in 2001, 2000 and 1999 totaled 51,500, 139,250 and 179,500, respectively, and had a weighted average market value on the date of grant of $13.51, $9.06 and $10.75, respectively. Compensation expense related to this plan amounted to $648 thousand, $663 thousand and $248 thousand in 2001, 2000 and 1999, respectively.

(12)  Income Taxes

      Total income taxes in 2001, 2000 and 1999 were allocated as follows (in thousands):

                                       2001        2000       1999
                                     --------    --------   --------

            Income from operations   $ 12,703    $ 10,973   $  9,893
            Stockholders' equity       (1,403)      6,404     (9,367)
                                     ========    ========   ========

      The components of income taxes attributable to income from operations in 2001, 2000 and 1999 are as follows (in thousands):

                                      2001       2000        1999
                                     -------    -------     -------
            Current:
                   Federal           $11,402     10,207       9,430
                   State                 472        346         654
                                     -------    -------     -------
                                      11,874     10,553      10,084
                                     -------    -------     -------
            Deferred:
                   Federal               809        166        (330)
                   State                  20        254         139
                                     -------    -------     -------
                                         829        420        (191)
                                     -------    -------     -------
                                     $12,703     10,973       9,893
                                     =======    =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      Income tax expense attributable to income from operations in 2001, 2000 and 1999 differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                             2001        2000        1999
                                                           --------    --------    --------
      Expected tax expense                                 $ 11,873      10,672       9,917
      Increase (decrease) attributable to:
          State income taxes, net of Federal
             benefit and deferred state tax                     326         479         564
          Bank-owned life
             insurance income                                  (877)       (724)       (553)
          Municipal interest                                   (537)       (126)        (41)
          Amortization of goodwill and other intangibles      1,936       1,016         523
          Decrease in federal  valuation  allowance for
             deferred tax assets                               (292)       (542)       (552)
          Other                                                 274         198          35
                                                           --------    --------    --------

                                                           $ 12,703      10,973       9,893
                                                           ========    ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

                                                                  2001        2000
                                                                --------    --------
      Deferred tax assets:
          Financial reporting allowance for credit losses       $  7,472       7,081
          Net purchase discount on acquired companies              1,705       2,290
          Deferred compensation                                    2,081       2,164
          Post-retirement benefit obligation                       1,450       1,454
          Losses on investments in affiliates                        418         521
          Acquired intangibles                                       779         863
          Other                                                    1,058         743
                                                                --------    --------
                 Total gross deferred tax assets                  14,963      15,116
                 Valuation allowance                                  --        (292)
                                                                --------    --------

                 Net deferred tax assets                          14,963      14,824
                                                                --------    --------
      Deferred tax liabilities:
          Tax allowance for credit losses, in excess
             of base year amount                                    (820)     (1,155)
          Unrealized gain on securities available for sale        (2,879)     (1,037)
          Excess of tax depreciation over financial reporting
             depreciation                                           (694)       (499)
          Prepaid pension costs                                       --        (123)
          Other                                                     (609)       (345)
                                                                --------    --------

                 Total gross deferred tax liabilities             (5,002)     (3,159)
                                                                --------    --------

                 Net deferred tax asset                         $  9,961      11,665
                                                                ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001.

(13)  Earnings Per Share

      The computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands except per share amounts):

                                                                  2001        2000        1999
                                                                --------    --------    --------
      Net income available to common stockholders               $ 21,220      19,519      18,440
                                                                ========    ========    ========

      Weighted average shares outstanding, basic and diluted:
            Total shares issued                                   29,756      29,756      29,756
            Unallocated ESOP shares                                 (914)       (968)     (1,020)
            Treasury shares                                       (4,114)     (3,941)     (1,992)
                                                                --------    --------    --------

      Total basic weighted average shares outstanding             24,728      24,847      26,744
                                                                --------    --------    --------

          Incremental shares from assumed exercise of
            stock options                                            220           9          --
          Incremental shares from assumed vesting of
            restricted stock awards                                   62           2          --
                                                                --------    --------    --------

      Total diluted weighted average shares outstanding           25,010      24,858      26,744
                                                                ========    ========    ========

      Basic earnings per share                                  $   0.86        0.79        0.69
                                                                ========    ========    ========

      Diluted earnings per share                                $   0.85        0.79        0.69
                                                                ========    ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(14)  Benefit Plans

      Pension Plan

      The reconciliation of the change in the projected benefit obligation, the fair value of plan assets and the funded status of the Company's pension plan as of December 31, 2001 and 2000 are as follows (in thousands):

                                                             2001        2000
                                                           --------    --------
      Change in projected benefit obligation:
          Projected benefit obligation at beginning
             of year                                       $  8,339       7,967
          Service cost                                          676         408
          Interest cost                                         739         621
          Actuarial loss (gain)                                 783        (357)
          Benefits paid                                        (299)       (275)
          Settlements                                            (9)        (25)
          Plan amendments                                     1,645          --
                                                           --------    --------

          Projected benefit obligation at end of year        11,874       8,339
                                                           --------    --------

      Change in fair value of plan assets:
          Fair value of plan assets at beginning of year     11,753      10,284
          Actual (loss) gain on plan assets                  (1,682)      1,769
          Benefits paid                                        (299)       (275)
          Settlements                                            (9)        (25)
                                                           --------    --------

          Fair value of plan assets at end of year            9,763      11,753
                                                           --------    --------

          Plan assets (less than) in excess of projected
             benefit obligation at end of year               (2,111)      3,414
          Unrecognized actuarial loss (gain)                    393      (3,249)
          Unrecognized actuarial prior service cost           1,524          --
                                                           --------    --------

       Prepaid (accrued) pension costs                     $   (194)        165
                                                           ========    ========

      Net pension cost in 2001, 2000 and 1999 is comprised of the following (in thousands):

                                             2001        2000        1999
                                           -------     -------     -------
      Service cost                         $   676         408         413
      Interest cost                            739         621         554
      Expected return on plan assets        (1,026)       (862)       (706)
      Amortization of unrecognized gain       (152)        (76)         --
      Amortization of unrecognized prior
        service liability                      121           1           4
                                           -------     -------     -------

             Net periodic pension cost     $   358          92         265
                                           =======     =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The principal actuarial assumptions used in 2001, 2000 and 1999 were as follows:

                                             2001        2000        1999
                                           -------     -------     -------
      Discount rate                           7.25%       8.00%       7.75%
      Expected long-term rate of return
        on plan assets                        9.00%       9.00%       8.00%
      Assumed rate of future
        compensation increase                 4.50%       5.00%       5.50%
                                           =======     =======     =======

      The plan assets are in mutual funds consisting primarily of listed stocks and bonds, government securities and cash equivalents. Effective February 1, 2002, the Company froze all benefit accruals and participation in the pension plan. As a result, the Company estimates that it will recognize a one-time pension curtailment credit of approximately $300 thousand in 2002 and net periodic pension cost will amount to approximately $170 thousand for 2002.

      Other Post-retirement Benefits

      A reconciliation of the change in the benefit obligation and the accrued benefit cost of the Company's post-retirement plan as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                                    2001       2000
                                                                                  -------    -------
      Change in accumulated post-retirement benefit obligation:
                Accumulated post-retirement benefit
                   obligation at beginning of year                                $ 3,256      1,885
                Service cost                                                           47         95
                Interest cost                                                         208        140
                Actuarial loss (gain)                                                 924       (291)
                Benefits paid                                                        (210)       (86)
                Benefit obligation acquired                                            --      1,513
                Plan amendments                                                      (930)        --
                Curtailment credit                                                    (11)        --
                                                                                  -------    -------
         Accumulated post-retirement benefit obligation at end of year              3,284      3,256
                                                                                  -------    -------

         Fair value of plan assets at end of year                                      --         --
                                                                                  -------    -------

                Post-retirement  benefit  obligation  in excess of plan  assets
                   at end of year                                                  (3,284)    (3,256)
                Unrecognized actuarial loss (gain)                                    535       (388)
                Unrecognized prior service credit                                    (884)        --
                                                                                  -------    -------
         Accrued post-retirement benefit cost
             at end of year                                                       $(3,633)    (3,644)
                                                                                  =======    =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The components of net periodic post-retirement benefit cost for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                           2001     2000     1999
                                                          -----    -----    -----
      Service cost                                        $  47       95      126
      Interest cost                                         208      140      126
      Amortization of unrecognized loss (gain)                1      (12)      --
      Amortization of unrecognized prior service credit     (46)      --       --
      Curtailment credit                                    (11)      --       --
                                                          -----    -----    -----

           Total periodic cost                            $ 199      223      252
                                                          =====    =====    =====

      The post-retirement benefit obligation was determined using a discount rate of 7.25% for 2001 and 8.00% for 2000 and an assumed rate of future compensation increases of 4.50% for 2001 and 5.00% for 2000. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.00% for 2002, and gradually decreased to 4.50% in the year 2007 and thereafter, over the projected payout of benefits. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2001 would have increased by 5.6% and the aggregate of service and interest cost would have increased by 2.7%. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2001 would have decreased by 4.9% and the aggregate of service and interest cost would have decreased by 1.3%.

      Effective January 19, 2001, the Company modified all of its post-retirement health care and life insurance plans. Participation in the plans was closed to those employees who did not meet the retirement eligibility requirements as of December 31, 2001.

      401(k) Plan

      All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary reductions, up to 15% of their eligible compensation subject to the Internal Revenue Code limit. The Company contributes an amount to the plan equal to 75% of the employee contributions up to a maximum of 6% of the employee's eligible compensation. The Company's contribution to these plans amounted to $1.2 million, $524 thousand and $421 thousand in 2001, 2000 and 1999, respectively. Effective with the first pay in February 2002, in conjunction with the freezing of the pension plan, the Company increased its contribution to the 401(k) plan to equal 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%.

      Employee Stock Ownership Plan ("ESOP")

      The Company's ESOP plan is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate. The ESOP holds 1,080,124 shares of FNFG common stock with 549,594 shares purchased in the 1998 initial public offering and 530,530 shares purchased in the open market. The purchased shares were funded by a loan from FNFG payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are funded by cash contributions from First Niagara and dividends on FNFG stock held by the ESOP.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares during the respective quarterly period. Compensation expense of $803 thousand, $494 thousand and $550 thousand was recognized for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with the 56,550, 52,727 and 52,908 shares allocated to participants during each year. The fair value of unallocated ESOP shares was $14.8 million at December 31, 2001 and $10.1 million at December 31, 2000.

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans amounted to $2.5 million, $1.3 million and $1.5 million in 2001, 2000 and 1999, respectively. The Company also maintains supplemental benefit plans for certain executive officers.

(15)  Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                        Carrying     Estimated fair
                                                         value            value
                                                      -----------    --------------
            December 31, 2001:
                Financial assets:
                     Cash and cash equivalents        $    71,972            71,972
                     Securities available for sale        693,897           693,897
                     Loans                              1,853,141         1,915,712
                     Other assets                          89,425            89,534
                Financial liabilities:
                     Deposits                         $ 1,990,830         1,996,810
                     Borrowings                           559,040           574,642
                     Other liabilities                      2,957             2,957
                     Interest rate swaps                     (460)             (460)

            December 31, 2000:
                Financial assets:
                     Cash and cash equivalents        $    62,815            62,815
                     Securities available for sale        501,834           501,834
                     Loans                              1,823,174         1,821,540
                     Other assets                          82,961            83,058
                Financial liabilities:
                     Deposits                         $ 1,906,351         1,905,445
                     Borrowings                           429,567           431,201
                     Other liabilities                      3,727             3,727

                Unrecognized financial instruments:
                     Interest rate swaps              $        --              (158)

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

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

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Cash and Cash Equivalents

      The carrying value approximates the fair value because the instruments have original maturities of several business days or less.

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

                  Years Ended December 31, 2001, 2000 and 1999

      Interest Rate Swaps

      The fair value of interest rate swaps is calculated by discounting expected future cash flows through maturity using current market rates.

      Commitments

      The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments.

(16)  Segment Information

      Based on the "Management Approach" model as described in the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, its banking activities and its financial services activities. Financial services activities for 2001 and 2000 consisted of the results of the Company's insurance products and services, third-party administration services as well as fiduciary and investment services subsidiaries, which were organized under one Financial Services Group in 2001. For 1999, financial services activities primarily consisted of insurance products and services and third-party administration services. Banking activities for 2001 and 2000 consisted of the results of First Niagara, Cortland and Cayuga, excluding financial services activities. For 1999, banking activities primarily consisted of the operations of First Niagara, excluding financial services activities. See note (2) for a description of the various banking and financial services acquisitions that occurred in 2001 and 2000 and the corresponding periods for which the results of operations are included in the Company's consolidated financial statements.

      Transactions between the banking and financial services segments are primarily related to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation and are accounted for under the accrual method of accounting. Information about the Company's segments is presented in the following table (in thousands):

                                                          Financial
                                               Banking     services                     Consolidated
      At or for the year ended:              activities   activities    Eliminations        total
                                             ----------   ----------    ------------    ------------
      December 31, 2001
          Interest income                    $  178,368          149            (149)        178,368
          Interest expense                       99,501           --            (149)         99,352
                                             ----------   ----------    ------------    ------------
               Net interest income               78,867          149              --          79,016
          Provision for credit losses             4,160           --              --           4,160
                                             ----------   ----------    ------------    ------------
               Net interest income after
               provision for credit losses       74,707          149              --          74,856
          Noninterest income                     20,433       21,662             (23)         42,072
          Amortization of goodwill and
               other intangibles                  3,787        1,891              --           5,678
          Other noninterest expense              59,668       17,682             (23)         77,327
                                             ----------   ----------    ------------    ------------
               Income before income taxes        31,685        2,238              --          33,923
          Income tax expense                     11,148        1,555              --          12,703
                                             ----------   ----------    ------------    ------------
               Net income                    $   20,537          683              --          21,220
                                             ==========   ==========    ============    ============

          Total assets                       $2,837,552       27,767          (7,373)      2,857,946
                                             ==========   ==========    ============    ============

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                                                          Financial
                                               Banking     services                     Consolidated
      At or for the year ended:              activities   activities    Eliminations        total
                                             ----------   ----------    ------------    ------------
      December 31, 2000
          Interest income                    $  137,040          117            (117)        137,040
          Interest expense                       76,969           10            (117)         76,862
                                             ----------   ----------    ------------    ------------
               Net interest income               60,071          107              --          60,178
          Provision for credit losses             2,258           --              --           2,258
                                             ----------   ----------    ------------    ------------
               Net interest income after
               provision for credit losses       57,813          107              --          57,920
          Noninterest income                     15,101       18,998              (9)         34,090
          Amortization of goodwill and
               other intangibles                  1,401        1,650              --           3,051
          Other noninterest expense              43,716       14,760              (9)         58,467
                                             ----------   ----------    ------------    ------------
               Income before income taxes        27,797        2,695              --          30,492
          Income tax expense                      9,336        1,637              --          10,973
                                             ----------   ----------    ------------    ------------

               Net income                    $   18,461        1,058              --          19,519
                                             ==========   ==========    ============    ============

                Total assets                 $2,605,507       24,724          (5,545)      2,624,686
                                             ==========   ==========    ============    ============

      December 31, 1999
          Interest income                    $  107,870           62            (118)        107,814
          Interest expense                       57,094           84            (118)         57,060
                                             ----------   ----------    ------------    ------------
               Net interest income               50,776          (22)             --          50,754
          Provision for credit losses             2,466           --              --           2,466
                                             ----------   ----------    ------------    ------------
               Net interest income after
               provision for credit losses       48,310          (22)             --          48,288
          Noninterest income                     10,583       17,105              --          27,688
          Amortization of goodwill and
               other intangibles                     --        1,494              --           1,494
          Other noninterest expense              33,124       13,025              --          46,149
                                             ----------   ----------    ------------    ------------
               Income before income taxes        25,769        2,564              --          28,333
          Income tax expense                      8,175        1,718              --           9,893
                                             ----------   ----------    ------------    ------------

               Net income                    $   17,594          846              --          18,440
                                             ==========   ==========    ============    ============

                Total assets                 $1,694,089       19,987          (2,364)      1,711,712
                                             ==========   ==========    ============    ============

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

(17)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition as of December 31, 2001 and 2000 and the condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                                        December 31,
                                                                    -------------------
      Condensed Statements of Condition                               2001       2000
                                                                    --------   --------
             Assets:
                Cash and cash equivalents                           $  3,106      1,193
                Securities available for sale                          5,094      7,000
                Loan receivable from ESOP                             12,511     12,988
                Investment in subsidiaries                           250,021    241,129
                Other assets                                             578      4,099
                                                                    --------   --------

                       Total assets                                 $271,310    266,409
                                                                    ========   ========
             Liabilities:
                Accounts payable and other liabilities              $    193        660
                Short-term borrowings                                  4,500     15,209
                Short-term loan payable to related parties             6,000      6,000
             Stockholders' equity                                    260,617    244,540
                                                                    --------   --------

                       Total liabilities and stockholders' equity   $271,310    266,409
                                                                    ========   ========

       Condensed Statements of Income                       2001        2000        1999
                                                          --------    --------    --------
          Interest income                                 $  1,482       3,538       3,911
          Dividends received from subsidiaries              16,000      95,000      10,000
                                                          --------    --------    --------
              Interest income                               17,482      98,538      13,911
          Interest expense                                     924         415         238
                                                          --------    --------    --------
              Net interest income                           16,558      98,123      13,673
          Net gain (loss) on securities available
              for sale                                          98        (422)        (33)
          Noninterest expenses                               1,674       1,244         781
                                                          --------    --------    --------
                Income before income taxes and
                   undisbursed (overdisbursed)
                   income of subsidiaries                   14,982      96,457      12,859
          Income tax expense (benefit)                        (425)        587       1,148
                                                          --------    --------    --------

                Income before undisbursed
                     (overdisbursed) income
                     of subsidiaries                        15,407      95,870      11,711
          Undisbursed (overdisbursed) income
                of subsidiaries                              5,813     (76,351)      6,729
                                                          --------    --------    --------

                        Net income                        $ 21,220      19,519      18,440
                                                          ========    ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

      Condensed Statements of Cash Flows                    2001        2000        1999
                                                          --------    --------    --------
        Cash flows from operating activities:
           Net income                                     $ 21,220      19,519      18,440
           Adjustments to reconcile net income to
             net cash provided by operating activities:
                Accretion of fees and discounts, net           (17)        (18)         (6)
                (Undisbursed) overdisbursed income
                   of subsidiaries                          (5,813)     76,351      (6,729)
                Net (gain) loss on securities available
                   for sale                                    (98)        422          33
                Deferred income taxes                          678         767         284
                Decrease in other assets                     2,711       2,869         889
                (Decrease) increase in liabilities             (60)     (3,468)        190
                                                          --------    --------    --------

                   Net cash provided by operating
                       activities                           18,621      96,442      13,101
                                                          --------    --------    --------

        Cash flow from investing activities:
           Proceeds from sales of securities available
                for sale                                       195      25,085       3,968
           Purchases of securities available for sale         (125)       (841)     (5,965)
           Principal payments on securities available
                for sale                                     2,353       5,105      10,453
           Acquisitions, net of cash acquired                 (322)   (120,713)         --
           Repayments of ESOP loan receivable                  477         476         477
                                                          --------    --------    --------

                   Net cash provided (used) by
                       investing activities                  2,578     (90,888)      8,933
                                                          --------    --------    --------

        Cash flows from financing activities:
           Purchase of treasury stock                           --     (10,871)    (31,820)
           (Repayment) proceeds of loans from
                     related parties                            --      (5,408)     11,408
           (Repayment) proceeds of short-term
                     borrowings                            (10,709)     15,209          --
           Proceeds from exercise of stock options             406          --          --
           Dividends paid on common stock                   (8,983)     (7,024)     (4,561)
                                                          --------    --------    --------

                   Net cash used by financing
                                 activities                (19,286)     (8,094)    (24,973)
                                                          --------    --------    --------
                   Net increase (decrease) in cash
                          and cash equivalents               1,913      (2,540)     (2,939)

        Cash and cash equivalents at beginning
                   of period                                 1,193       3,733       6,672
                                                          --------    --------    --------

        Cash and cash equivalents at end of period        $  3,106       1,193       3,733
                                                          ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial statements filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

      (b)   Reports on Form 8-K

            Not applicable.

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

                Exhibit 10.1 Form of Employment Agreement with the Named Executive Officers (1)

                Exhibit 10.2   First Niagara Bank Deferred Compensation Plan (1)

                Exhibit 10.3 First Niagara Financial Group, Inc. 1999 Stock Option Plan (2)

                Exhibit 10.4 First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(2)

                Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 13 to Notes to Consolidated Financial Statements)

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

                                        FIRST NIAGARA FINANCIAL GROUP, INC.


Date: March 19, 2002                    By:  /s/ William E. Swan
                                             -----------------------------------
                                             William E. Swan
                                             Chairman, President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                     Title                        Date
           ----------                     -----                        ----


/s/ William E. Swan          Chairman, President and Chief        March 19, 2002
-----------------------      Executive Officer
William E. Swan


/s/ Daniel A. Dintino, Jr.   Senior  Vice  President  and Chief   March 19, 2002
--------------------------   Financial Officer
Daniel A. Dintino, Jr.


/s/ Gordon P. Assad                       Director                March 19, 2002
--------------------
Gordon P. Assad


/s/ John J. Bisgrove, Jr.                 Director                March 19, 2002
-------------------------
John J. Bisgrove, Jr.


/s/ James W. Currie                       Director                March 19, 2002
-------------------
James W. Currie


/s/ Gary B. Fitch                         Director                March 19, 2002
-----------------
Gary B. Fitch


/s/ Daniel W. Judge                       Director                March 19, 2002
-------------------
Daniel W. Judge


/s/ Harvey D. Kaufman                     Director                March 19, 2002
---------------------
Harvey D. Kaufman


/s/ B. Thomas Mancuso                     Director                March 19, 2002
---------------------
B. Thomas Mancuso

/s/ James Miklinski                       Director                March 19, 2002
-------------------
James Miklinski


/s/ Robert G. Weber                       Director                March 19, 2002
-------------------
Robert G. Weber