Form 10-Q
period 2002-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2002-05-10
CIK 1051741

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

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

The Registrant had 25,966,112 shares of Common Stock, $.01 par value, outstanding as of May 7, 2002.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2002

                                TABLE OF CONTENTS

Item Number                                                                                     Page Number

                                             PART I - FINANCIAL INFORMATION

1.   Financial Statements

         Condensed Consolidated Statements of Condition as of
           March 31, 2002 (unaudited) and December 31, 2001......................................   3

         Condensed Consolidated Statements of Income for the
           three months ended March 31, 2002 and 2001 (unaudited)................................   4

         Condensed Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 2002 and 2001 (unaudited)................................   5

         Condensed Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended March 31, 2002 and 2001 (unaudited)........................   6

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001 (unaudited)................................   7

         Notes to Condensed Consolidated Financial Statements (unaudited)........................   8

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................................  11

3.   Quantitative and Qualitative Disclosures about Market Risk .................................  18

                                             PART II - OTHER INFORMATION

1.   Legal Proceedings...........................................................................  19

2.   Changes in Securities and Use of Proceeds...................................................  19

3.   Defaults upon Senior Securities.............................................................  19

4.   Submission of Matters to a Vote of Security Holders.........................................  19

5.   Other Information...........................................................................  19

6.   Exhibits and Reports on Form 8-K............................................................  19

Signatures.......................................................................................  19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                          March 31,       December 31,
                                                                             2002             2001
                                                                        ------------      ------------
                                                                         (unaudited)
                                                                          (In thousands except share
                                Assets                                       and per share amounts)
                                ------
Cash and cash equivalents:
    Cash and due from banks.......................................      $     36,917            49,741
    Federal funds sold and other short-term investments...........           147,801            22,231
                                                                        -------------     -------------
           Total cash and cash equivalents........................           184,718            71,972

Securities available for sale.....................................           554,224           693,897
Loans, net........................................................         1,875,307         1,853,141
Premises and equipment, net.......................................            40,683            40,233
Goodwill, net.....................................................            74,130            74,213
Intangible assets, net............................................             6,886             6,797
Other assets......................................................           118,815           117,693
                                                                        -------------     -------------
                    Total assets..................................      $  2,854,763         2,857,946
                                                                        =============     =============

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits........................................................      $  2,132,290         1,990,830
  Short-term borrowings...........................................            72,251           212,992
  Long-term borrowings............................................           343,874           346,048
  Other liabilities...............................................            42,146            47,459
                                                                        -------------     -------------
                    Total liabilities.............................         2,590,561         2,597,329
                                                                        -------------     -------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued...................................                 -                 -
    Common stock, $.01 par value, 45,000,000 shares
        authorized, 29,756,250 shares issued......................               298               298
    Additional paid-in capital....................................           136,094           135,917
    Retained earnings.............................................           181,017           176,073
    Accumulated other comprehensive income........................               454             2,561
    Common stock held by ESOP, 867,082 shares in 2002 and
      878,533 shares in 2001......................................           (11,478)          (11,630)
    Treasury stock, at cost, 4,033,158 shares in 2002 and
      4,075,498 shares in 2001....................................           (42,183)          (42,602)
                                                                        -------------     -------------
                    Total stockholders' equity....................            264,202          260,617
                                                                        -------------     -------------
                    Total liabilities and stockholders' equity....      $   2,854,763        2,857,946
                                                                        =============     ============

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                               ------------------------------------
                                                                   2002                 2001
                                                               -----------------     --------------
                                                             (In thousands except per share amounts)
Interest income:
   Loans.................................................      $  34,795               36,475
   Investment securities.................................          2,295                2,765
   Mortgage-backed securities............................          4,851                5,028
   Federal funds sold and other short-term investments...            326                  355
   Other.................................................            266                  464
                                                               -----------          -----------
            Total interest income........................         42,533               45,087

Interest expense:
   Deposits..............................................         14,562               19,881
   Borrowings............................................          5,757                6,461
                                                               -----------          -----------
            Total interest expense.......................         20,319               26,342
                                                               -----------          -----------

            Net interest income..........................         22,214               18,745
Provision for credit losses..............................          1,530                1,040
                                                               -----------          -----------
            Net interest income after provision
                for credit losses........................         20,684               17,705
                                                               -----------          -----------

Noninterest income:
   Banking service charges and fees......................          3,339                2,228
   Lending and leasing income............................          1,039                1,044
   Insurance services and fees...........................          5,074                4,787
   Bank-owned life insurance income......................            654                  583
   Annuity and mutual fund commissions...................            473                  445
   Investment and fiduciary services income..............            327                  398
   Other.................................................            304                1,047
                                                               -----------          -----------
            Total noninterest income.....................         11,210               10,532
                                                               -----------          -----------

Noninterest expense:
   Salaries and employee benefits........................         12,348               11,669
   Occupancy and equipment...............................          2,034                2,075
   Technology and communications.........................          2,050                1,990
   Marketing and advertising.............................            540                  433
   Amortization of goodwill and other intangibles........            211                1,418
   Other.................................................          3,388                3,132
                                                               -----------          -----------
            Total noninterest expense....................         20,571               20,717
                                                               -----------          -----------

            Income before income taxes...................         11,323                7,520
Income tax expense.......................................          3,873                2,858
                                                               -----------          -----------

            Net income...................................          7,450                4,662
            Add back: Goodwill amortization..............              -                1,184
                                                               -----------          -----------

            Adjusted net income (See note 3).............      $   7,450                5,846
                                                               ===========          ===========

Basic and diluted earnings per share:
            Net income...................................      $    0.30                 0.19
            Goodwill amortization........................              -                 0.05
                                                               -----------          -----------
            Adjusted net income..........................      $    0.30                 0.24
                                                               ===========          ===========

Weighted average common shares outstanding:
            Basic........................................         24,820               24,667
            Diluted......................................         25,246               24,788

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
                                                                        2002             2001
                                                                   ---------------  ---------------
                                                                       (Amounts in thousands)
Net income .................................................       $      7,450            4,662

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized (losses) gains arising during the
             period.........................................             (2,226)           2,000
        Reclassification adjustment for realized losses
              (gains) included in net income................                  8               (1)
                                                                   ---------------  ---------------
                                                                         (2,218)           1,999
    Cash flow hedges:
        Net unrealized losses arising during the period.....                (23)            (291)
        Reclassification adjustment for realized losses
             included in net income.........................                134               13
                                                                   ---------------  ---------------
                                                                            111             (278)
                                                                   ---------------  ---------------
                 Total other comprehensive (loss) income
                   before cumulative effect of change in
                   accounting principle.....................             (2,107)           1,721

    Cumulative effect of change in accounting principle
          for derivatives, net of tax.......................                  -              (95)
                                                                   ---------------   --------------
                 Total other comprehensive (loss) income....             (2,107)           1,626
                                                                   ---------------   --------------

                 Total comprehensive income.................       $      5,343            6,288
                                                                   ===============   ==============

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                Accumulated     Common
                                                       Additional                  other         stock
                                               Common   paid-in     Retained   comprehensive    held by     Treasury
                                                stock   capital     earnings      income         ESOP        stock       Total
                                               ------  ----------   --------   -------------    --------    ---------    -----
                                                                (In thousands except share and per share amounts)

Balances at January 1, 2001................      $ 298   135,776     163,836         336        (12,378)     (43,328)   244,540

   Net income..............................          -         -       4,662           -              -            -      4,662
   Unrealized gain on securities  available
      for sale, net of reclassification
      adjustment and taxes.................          -         -           -       1,999              -            -      1,999
   Unrealized loss on interest rate swaps,
      net of reclassification adjustment
      and taxes............................          -         -           -        (278)             -            -       (278)
   Cumulative effect of change in
      accounting principle for derivatives           -         -           -         (95)             -            -        (95)
   ESOP shares committed to be released
      (13,219 shares).....................           -      (25)           -           -            175            -        150
   Common stock dividend of $0.08 per
      share...............................           -         -     (1,993)           -              -            -     (1,993)
                                                 -----   -------   ---------   ---------     ----------   ----------   --------

Balances at March 31, 2001................       $ 298   135,751     166,505       1,962        (12,203)     (43,328)   248,985
                                                 =====   =======   =========   =========     ==========   ==========   ========

Balances at January 1, 2002...............       $ 298   135,917     176,073       2,561        (11,630)     (42,602)   260,617

   Net income.............................           -         -       7,450           -              -            -      7,450
   Unrealized loss on securities available
      for sale, net of reclassification
      adjustment and taxes..................         -         -           -      (2,218)             -            -     (2,218)
   Unrealized gain on interest rate swaps,
      net of reclassification adjustment
      and taxes............................          -         -           -         111              -            -        111
   Exercise of stock options (32,300 shares)         -       125           -           -              -          317        442
   ESOP shares committed to be released
      (11,451 shares)......................          -        52           -           -            152            -        204
   Vested restricted stock plan awards
      (10,040 shares) .....................          -         -           -           -              -          102        102
   Common stock dividend of $0.10 per
      share................................          -         -      (2,506)          -              -            -     (2,506)
                                                 -----   -------   ---------   ---------     ----------   ----------   --------
Balances at March 31, 2002.................      $ 298   136,094     181,017         454        (11,478)     (42,183)   264,202
                                                 =====   =======   =========   =========     ==========   ==========   ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                2002                 2001
                                                                             -----------           ---------
                                                                                 (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                                 $     7,450               4,662
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization (accretion) of fees and discounts, net...........               309                 (95)
        Depreciation of premises and equipment........................             1,278               1,114
        Provision for credit losses...................................             1,530               1,040
        Amortization of goodwill and other intangibles................               211               1,418
        Net loss (gain) on sale of securities available for sale......                14                  (2)
        ESOP compensation expense.....................................               204                 150
        Deferred income tax (benefit) expense.........................              (317)                264
        Increase in other assets......................................            (1,980)             (1,254)
        (Decrease) increase in other liabilities......................            (4,850)              1,189
                                                                              ----------           ---------
              Net cash provided by operating activities...............             3,849               8,486
                                                                              ----------           ---------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale...............            12,338              48,129
   Proceeds from maturities of securities available for sale..........           180,338               5,770
   Principal payments received on securities available for sale.......            46,356              13,107
   Purchases of securities available for sale.........................          (103,482)            (55,664)
   Net (increase) decrease in loans...................................           (23,717)              7,830
   Acquisitions, net of cash acquired.................................              (300)               (882)
   Other, net.........................................................             1,010              (1,307)
                                                                              ----------           ---------
              Net cash provided by investing activities...............           112,543              16,983
                                                                              ----------           ---------

Cash flows from financing activities:
   Net increase in deposits...........................................           141,460              24,889
   Repayments of short-term borrowings................................          (149,356)            (31,061)
   Proceeds from long-term borrowings.................................            10,000              30,000
   Repayments of long-term borrowings.................................            (3,593)             (4,926)
   Proceeds from exercise of stock options............................               349                   -
   Dividends paid on common stock.....................................            (2,506)             (1,993)
                                                                              ----------           ---------
             Net cash (used) provided by financing activities.........            (3,646)             16,909
                                                                              ----------           ---------
 Net increase in cash and cash equivalents............................           112,746              42,378
 Cash and cash equivalents at beginning of period.....................            71,972              62,815
                                                                              ----------           ---------
 Cash and cash equivalents at end of period...........................        $  184,718             105,193
                                                                              ==========           =========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes................................................        $    1,411                  81
          Interest expense............................................        $   20,686              25,802
                                                                              ==========           =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1) Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassification adjustments were made to the 2001 financial statements to conform them to the 2002 presentation.

(2) Business

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, the "Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." FNFG operates under a Mutual Holding Company
(MHC) Structure. In accordance with New York State law, as long as FNFG remains under the MHC structure, at least 51% of FNFG's voting shares must be owned by the MHC. The business of FNFG consists of the management of its community banks and financial services group. The Banks business is primarily accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family and commercial real estate loans, commercial business loans, consumer loans, and investment securities. Additionally, through its financial services group, FNFG has an expanded product line, which includes insurance products and services, as well as trust and investment services. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in Western and Central New York.

(3) Goodwill and Intangible Assets

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified by the Statement.

The following tables set forth information regarding the Company's amortized intangible assets (in thousands):

                                                                  March 31,          December 31,
                                                                    2002                2001
                                                               --------------       -------------
    Customer lists
       Gross carrying amount                                   $      9,936              9,636
       Accumulated amortization                                      (3,050)            (2,839)
                                                               --------------       ------------
           Net carrying amount                                 $      6,886              6,797
                                                               ==============       ============

    Estimated intangible asset amortization expense for the year ended December 31:
           2002                                                $        844
           2003                                                         844
           2004                                                         844
           2005                                                         844
           2006                                                         811

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

In January 2002, Warren-Hoffman & Associates, Inc. ("WHA"), First Niagara's wholly owned insurance subsidiary, acquired the customer list of a property and casualty insurance agency located in Western New York. WHA paid $300 thousand for the customer list which is being amortized over five years.

The following tables set forth information regarding the Company's goodwill (in thousands):

                                                                          Financial
                                                     Banking               services       Consolidated
                                                     segment               segment           total
                                                    ---------             ----------      -------------
        Balances at January 1, 2002               $     63,875              10,338            74,213

        Contingent earn-out adjustment                       -                 (83)              (83)
                                                  -------------          -----------        ---------

        Balances at March 31, 2002                $     63,875              10,255            74,130
                                                  =============          ===========        =========

The Company is in the process of performing the first of the annual impairment tests of goodwill required by SFAS No. 142 as of January 1, 2002 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.


(4) Earnings Per Share

The computation of basic and diluted earnings per share for the three-month period ended March 31, 2002 and 2001 are as follows (in thousands except per share amounts):

                                                                                      Three months ended
                                                                                             March 31,
                                                                             ----------------------------------------
                                                                                    2002                  2001
                                                                             ------------------    ------------------
         Net income available to common shareholders                         $         7,450                 4,662
                                                                             ==================    ==================

         Weighted average shares outstanding, basic and diluted:
             Total shares issued                                                      29,756                29,756
             Unallocated ESOP shares                                                    (878)                 (935)
             Treasury shares                                                          (4,058)               (4,154)
                                                                             ------------------    ------------------

         Total basic weighted average shares outstanding                              24,820                24,667
                                                                             ------------------    ------------------

             Incremental shares from assumed exercise
                of stock options                                                         343                    93
             Incremental shares from assumed vesting
                of restricted stock awards                                                83                    28
                                                                             ------------------    ------------------

         Total diluted weighted average shares outstanding                   $        25,246                24,788
                                                                             ==================    ==================

         Basic earnings per share                                            $          0.30                  0.19
                                                                             ==================    ==================

         Diluted earnings per share                                          $          0.30                  0.19
                                                                             ==================    ==================

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5) Segment Information

Based on the "Management Approach" model as described in the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, banking and financial services. The financial services segment includes the Company's insurance, third-party administration and investment advisory subsidiaries, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara, Cortland and Cayuga, excluding financial services.

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following table (in thousands):

                                                                      Financial                            Consolidated
      For the three month period ended:             Banking           services           Eliminations          total
                                                 --------------     --------------      --------------    ----------------
      March 31, 2002
          Interest income                        $      42,533                 31                (31)              42,533
          Interest expense                              20,350                 --                (31)              20,319
                                                 --------------     --------------     ---------------    ----------------
               Net interest income                      22,183                 31                 --               22,214
          Provision for credit losses                    1,530                 --                 --                1,530
                                                 --------------     --------------     ---------------    ----------------
               Net interest income after
               provision for credit losses              20,653                 31                 --               20,684
          Noninterest income                             5,340              5,874                 (4)              11,210
          Amortization of intangible
               assets                                       --                211                 --                  211
          Other noninterest expense                     15,548              4,816                 (4)              20,360
                                                 --------------     --------------     ---------------    ----------------
               Income before income taxes               10,445                878                 --               11,323
          Income tax expense                             3,365                508                 --                3,873
                                                 --------------     --------------     ---------------    ----------------
               Net income                        $       7,080                370                 --                7,450
                                                 ==============     ==============     ===============    ================


      March 31, 2001
          Interest income                        $      45,087                 38                (38)              45,087
          Interest expense                              26,380                 --                (38)              26,342
                                                 --------------     --------------     ---------------    ----------------
               Net interest income                      18,707                 38                 --               18,745
          Provision for credit losses                    1,040                 --                 --                1,040
                                                 --------------     --------------     ---------------    ----------------
               Net interest income after
               provision for credit losses              17,667                 38                 --               17,705
          Noninterest income                             4,911              5,630                 (9)              10,532
          Amortization of goodwill and
               other intangibles                           945                473                 --                1,418
          Other noninterest expense                     14,777              4,531                 (9)              19,299
                                                 --------------     --------------     ---------------    ----------------
               Income before income taxes                6,856                664                 --                7,520
          Income tax expense                             2,429                429                 --                2,858
                                                 --------------     --------------     ---------------    ----------------

               Net income                        $       4,427                235                 --                4,662
                                                 ==============     ==============     ===============    ================

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

                                                                       Three Months Ended March 31,
                                             ---------------------------------------------------------------------------------
                                                              2002                                        2001
                                             ------------------------------------         -----------------------------------
                                               Average       Interest                       Average      Interest
                                             Outstanding      Earned/      Yield/         Outstanding     Earned/      Yield/
                                               Balance         Paid         Rate            Balance        Paid         Rate
                                             -----------     --------      ------         -----------    --------      -----
                                                                      (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments................  $    74,813   $        326       1.77%      $     24,548  $        355     5.87%
   Investment securities (1)...............      201,150          2,295       4.57            195,945         2,765     5.51
   Mortgage-backed securities (1)..........      343,301          4,851       5.65            306,048         5,028     6.67
   Loans (2)...............................    1,872,409         34,795       7.48          1,830,110        36,475     8.02
   Other interest-earning assets (3).......       24,529            266       4.39             25,027           464     7.52
                                             -----------   ------------                  ------------  ------------
      Total interest-earning assets........    2,516,202   $     42,533       6.80          2,381,678  $     45,087     7.61
                                             -----------   ------------                  ------------  ------------

Allowance for credit losses................      (18,830)                                     (18,084)
Other noninterest-earning assets (4)(5)....      275,789                                      264,972
                                             -----------                                 ------------
      Total assets.........................  $ 2,773,161                                 $  2,628,566
                                             ===========                                 ============

Interest-bearing liabilities:
   Savings accounts........................  $   498,453   $      3,032       2.47%      $    412,219  $      2,717     2.67%
   Interest-bearing checking...............      538,325          2,363       1.78            536,589         4,783     3.62
   Certificates of deposit.................      879,491          9,105       4.20            854,165        12,324     5.85
   Mortgagors' payments held in escrow.....       15,135             62       1.66             15,359            57     1.50
   Borrowed funds..........................      424,190          5,757       5.50            429,736         6,461     6.10
                                             -----------   ------------                  ------------  ------------
      Total interest-bearing liabilities...    2,355,594         20,319       3.50          2,248,068        26,342     4.75
                                             -----------   ------------                  ------------  ------------

Noninterest-bearing demand deposits........      103,410                                       79,992
Other noninterest-bearing liabilities (4)..       48,208                                       51,325
                                             -----------                                 ------------
     Total liabilities.....................    2,507,212                                    2,379,385
Stockholders' equity (4)...................      265,949                                      249,181
                                             -----------                                 ------------
     Total liabilities and stockholders'
         equity............................  $ 2,773,161                                 $  2,628,566
                                             ===========                                 ============
Net interest income........................                $    22,214                                 $    18,745
                                                           ===========                                 ===========
Net interest rate spread...................                                   3.30%                                     2.86%
                                                                          ========                                    ======
Net earning assets.........................  $   160,608                                 $    133,610
                                             ===========                                 ============
Net interest income as a percentage of
   average interest-earning assets.........                      3.52%                                       3.13%
                                                           ===========                                 ===========
Ratio of average interest-earning assets
   to average interest-bearing liabilties..       106.82%                                      105.94%
                                             ===========                                 ============

----------------
(1)      Amounts shown are at amortized cost.
(2)      Net of deferred costs, unearned discounts and non-accruing loans.
(3)      Includes Federal Home Loan Bank stock and SBIC investments.
(4) Includes unrealized gains/losses on securities available for sale and interest rate swaps.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding at March 31, 2002 remained consistent with the year-end December 31, 2001 balance of $1.9 billion. However, during the quarter the Company continued to shift its portfolio mix from one-to four-family real estate loans to higher yielding commercial real estate and commercial business loans ("commercial loans"). As a result, commercial loans increased $34.6 million or 6% from December 31, 2001 to March 31, 2002. Additionally, one-to four-family real estate loans decreased $18.2 million or 2.0% during the first quarter of 2002. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations through its small business lending unit and management's strategic initiative to hold less fixed rate residential real estate loans originated. This decision was made as part of the Company's asset/liability management strategy, and should benefit the Company during periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                           March 31, 2002                       December 31, 2001
                                                   ------------------------------        -------------------------------
                                                       Amount          Percent               Amount            Percent
                                                   --------------   --------------       --------------     ------------
                                                                          (Amounts in thousands)
Real estate loans:
   One-to four-family.....................         $      962,433            50.9%       $      980,638             52.4%
   Home equity............................                121,212             6.4               114,443              6.1
   Multi-family...........................                142,955             7.5               133,439              7.1
   Commercial.............................                264,397            14.0               259,457             13.9
   Construction...........................                 77,204             4.0                64,502              3.5
                                                   --------------        --------        --------------           ------
      Total real estate loans.............              1,568,201            82.8             1,552,479             83.0
                                                   --------------        --------        --------------           ------

Consumer loans............................                181,182             9.6               182,126              9.7
Commercial business loans.................                143,121             7.6               135,621              7.3
                                                   --------------        --------        --------------           ------
       Total loans........................              1,892,504             100%            1,870,226              100%
                                                   --------------        ========        --------------           ======

   Net deferred costs and
          unearned discounts..............                  1,786                                 1,642
    Allowance for credit losses...........                (18,983)                              (18,727)
                                                   --------------                        --------------
       Total loans, net...................         $    1,875,307                        $    1,853,141
                                                   ==============                        ==============


Non-accruing loans were $12.7 million at March 31, 2002 compared to $11.5 million at December 31, 2001. While the amount of non-accruing loans increased from the 2001 year-end, total loans greater than 30 days delinquent, which includes non-accruing loans, decreased to $23.6 million at March 31, 2002 from $25.4 million at December 31, 2001. The increase in non-accruing loans over the last three quarters can be attributed to the continued growth in the Company's commercial loan portfolio as well as the economic downturn. Overall, management remains confident in the Company's credit quality but expects that non-accruing loans and net loan charge-offs could increase as the Company's commercial lending activities increase or as a result of a further weakening in the economy. The allowance for credit losses, which amounted to 149% of non-accruing loans and 1.0% of total loans at March 31, 2002, is based upon management's review of the loan portfolio and continues to provide adequate coverage for losses inherent in the loan portfolio.

The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to estimated losses inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions or other factors such as loan portfolio mix. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                              March 31, 2002            December 31, 2001
                                                                              --------------            -----------------
                                                                                     (Dollars in thousands)
           Non-accruing loans (1):
              One-to four-family.......................................       $     5,040                    4,833
              Home equity..............................................               504                      491
              Commercial real estate and multi-family..................             2,365                    2,402
              Consumer ................................................               746                      510
              Commercial business......................................             4,062                    3,244
                                                                              -----------                ---------
                   Total...............................................            12,717                   11,480

           Non-performing assets.......................................               676                      665
                                                                              -----------                ---------

           Total non-accruing loans and non-performing assets..........       $    13,393                   12,145
                                                                              ===========                =========

           Total non-accruing loans and non-performing assets
              as a percentage of total assets..........................              0.47%                   0.42%
                                                                              ===========                =========

           Total non-accruing loans to total loans ....................              0.67%                   0.61%
                                                                              ===========                =========

----------------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Investing Activities

The Company's investment securities portfolio decreased from $693.9 million at December 31, 2001 to $554.2 million at March 31, 2002. This decrease was primarily a result of the maturity of $155.0 million of U.S. Treasury securities during the first quarter of 2002, which were purchased in late 2001. Additionally, during the first quarter of 2002 the Company's unrealized gain on its investment securities available for sale decreased $3.7 million as a result of an increase in interest rates during the period, which caused the Company's fixed rate investment securities portfolio to decrease in value.

Funding Activities

Total deposits increased $141.5 million from $1.99 billion at December 31, 2001 to $2.13 billion at March 31, 2002. This increase was a result of the Company's focus on increasing its customer base, which included the opening of its 38th Banking Center and the introduction of a money market savings account in the first quarter of 2002, and a general increase in deposits experienced by most financial services companies. More specifically, the Company's savings accounts increased $100.2 million from the end of 2001 to the end of the first quarter of 2002.

Borrowed funds decreased $142.9 million to $416.1 million at March 31, 2002 from $559.0 million at December 31, 2001. This decrease was a result of the maturity of $140.0 million of FHLB advances and reverse repurchase agreements during the first quarter of 2002 that were utilized to purchase U.S. Treasury securities during the fourth quarter of 2001.

Equity Activities

Stockholders' equity increased to $264.2 million at March 31, 2002 compared to $260.6 million at December 31, 2001. The increase was primarily attributable to net income during the quarter of $7.5 million partially offset by the common stock dividend declared during the quarter of $0.10 per share, which reduced stockholders' equity by $2.5 million. Additionally, stockholders' equity was negatively impacted by a $2.2 million decrease in the unrealized gain on investment securities available for sale, as discussed earlier, which is included in accumulated other comprehensive income, net of tax.

Results of Operations
---------------------

Net Income

Net income for the quarter ended March 31, 2002 increased 60% to $7.5 million, or $0.30 per share from $4.7 million, or $0.19 per share for the first quarter of 2001. As discussed in note 3 of the condensed consolidated financial statements filed herewith in Item 1, on January 1, 2002, the Company adopted SFAS No. 142, which no longer requires goodwill to be amortized. Adjusting prior period results to exclude the effects of goodwill amortization similar to the 2002 first quarter, net income for the current quarter increased $1.6 million or 27% from the first quarter of 2001. On the same basis, net income increased $0.06 per share for the quarter ended March 31, 2002 compared to the same period in 2001. Net income represented an annualized return on average equity of 11.4% for the first quarter of 2002 compared to 9.5% for the first quarter of 2001, adjusted for the adoption of SFAS No. 142.

Net Interest Income

Net interest income rose 19%, to $22.2 million for the quarter ended March 31, 2002 from $18.7 million for the same period in 2001. Additionally, the Company's net interest margin increased to 3.52% for the first quarter of 2002 from 3.13% for the first quarter of 2001. The increase in net interest income and margin resulted primarily from a 44 basis point increase in net interest rate spread, as the Company's interest bearing liabilities repriced faster than its interest earning assets during the declining rate environment in 2001. Additionally, the Company's net interest rate spread benefited from the Company's strategic initiative to shift its loan portfolio mix from lower yielding residential mortgages to higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $133.6 million for the first quarter of 2001 to $160.6 million for the same period in 2002, primarily due to the $23.4 million increase in average noninterest-bearing demand deposits for the same period as a result of increased commercial business.

Interest income decreased $2.6 million for the period ending March 31, 2002 compared to the same period in 2001. This decrease reflects an 81 basis point decrease in the overall yield on interest-earning assets from 7.61% for the three months ended March 31, 2001 to 6.80% for the same period in 2002. This decrease primarily resulted from the lower interest rate environment, which caused interest-earning assets to reprice at lower rates partially offset by the shift in loan portfolio mix from lower yielding residential mortgage loans to higher yielding commercial loans. This decrease in rate earned on interest-earning assets was partially offset by an increase in average interest-earning asset balances from $2.4 billion for the first quarter of 2001 to $2.5 billion for the same period in 2002.

Interest expense decreased $6.0 million from the first quarter of 2001 to the first quarter of 2002, primarily due to the 125 basis point decrease in the rate paid on interest bearing liabilities from 4.75% to 3.50% for the same period due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities from $2.2 billion for the first quarter of 2001 to $2.4 billion for the same period in 2002.

Provision for Credit Losses

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                               Three months ended March 31,
                                                                             -------------------------------
                                                                                 2002               2001
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
               Balance at beginning of period.............................    $    18,727             17,746

               Net charge-offs:
                  Charge-offs.............................................         (1,498)              (798)
                  Recoveries..............................................            224                160
                                                                              -----------       -------------
                     Total net charge-offs................................         (1,274)              (638)
               Provision for credit losses................................          1,530              1,040
                                                                              -----------       -------------
               Balance at end of period...................................    $    18,983             18,148
                                                                              ===========       =============
               Ratio of net charge-offs during the period to
                  average loans outstanding during the period.............          0.27%              0.14%
                                                                              ===========       =============
               Allowance for credit losses to total loans at end of period          1.00%              0.99%
                                                                              ===========       =============

               Allowance for credit losses to non-accruing loans at end
                  of period...............................................        149.27%            281.19%
                                                                              ===========       =============

Net charge-offs for the first quarter of 2002 amounted to $1.3 million compared to $638 thousand for the same period in 2001. This $636 thousand increase was primarily a result of an increase in the amount of commercial loans outstanding as a percentage of total loans and the downturn in the economy. As a percentage of average loans outstanding, net charge-offs increased to 0.27% for the three months ended March 31, 2002 from 0.14% for the same period in 2001. Given the increase in non-accrual loans compared to those outstanding at March 31, 2001, the Company increased the provision for credit losses to $1.5 million for the quarter ending March 31, 2002, from $1.0 million for the same quarter in 2001. The provision is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, both current and historic economic conditions, as well as current trends related to regulatory supervision. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

For the first quarter of 2002 the Company had $11.2 million in noninterest income, an increase of 6% over the $10.5 million for the same period in 2001. This increase primarily resulted from internal growth, which included the addition of new banking products and services, as well as an increase in the Company's insurance business. This increase was partially offset by the Company's decision to significantly reduce its covered call option program and to hold more direct finance leases it originates versus selling them service released to third parties. Noninterest income continues to be a strong stable source of earnings for the Company as it represented 34% of net revenue for the quarter ended March 31, 2002.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2002 was $20.6 million as compared to $20.7 million for the comparable period of 2001. Adjusting the first quarter of 2001 amounts for the effect of the Company no longer being required to amortize goodwill, noninterest expense for the first quarter of 2002 increased $1.0 million primarily due to a $679 thousand, or 6%, increase in salaries and benefits. The Company's efficiency ratio improved to 61.5% for the quarter ended March 31, 2002 from 66.7% for the same quarter in 2001, adjusted for the new accounting for goodwill, as the Company's continued focus on efficiency through its Adding Value Always ("AVA") initiative has helped net revenue to increase faster than noninterest expense.

Income Taxes

The effective tax rate decreased to 34% for the first three months of 2002 compared to 38% for the same period in 2001, due to the new accounting for goodwill, which is not deductible for tax purposes. Excluding the effects of goodwill amortization for the 2001 first quarter, the effective tax rate remained relatively consistent.

Liquidity and Capital Resources
-------------------------------

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

The primary investing activities of the Company are the origination of residential one- to-four family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed, other debt and equity securities. During the first quarter of 2002, loan originations totaled $164.6 million compared to $79.8 million for the first quarter of 2001. However, loans only increased $22.4 million as these loan originations were partially offset by payments received on loans and the normal sale of fixed rate residential mortgages. Purchases of investment securities totaled $103.5 million during the first quarter of 2002 as funds obtained from the sale, maturity and payments received on securities available for sale were reinvested in shorter-term investments.

Deposit growth, the sales, maturity and principal payments on loans and investment securities were used to fund the investing activities described above. During the first quarter of 2002 cash flow provided by the sale, principal payments and maturity of securities available for sale amounted to $239.0 million compared to $67.0 million for the same period in 2001. This increase from the prior year quarter was primarily due to the maturity of $155.0 million of U.S. Treasury securities purchased in the fourth quarter of 2001, the proceeds from which were used to repay short-term borrowings. Deposit growth, primarily the Company's savings accounts, provided $141.5 million of funding for the quarter ending March 31, 2002. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and the Mutual Holding Company that provide funding sources, for lending, liquidity and asset/liability management.

In the ordinary course of business the Company extends commitments to originate one- to-four family mortgages, commercial loans and other consumer loans. As of March 31, 2002, the Company had outstanding commitments to originate loans of approximately $71.0 million, which generally have an expiration period of less than one year. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $7.1 million at March 31, 2002.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $149.1 million at March 31, 2002 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $5.6 million at March 31, 2002 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2002, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $184.7 million.

At March 31, 2002, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                           As of March 31, 2002
                                                 ------------------------------------------------------------------------
                                                                               Required           To Be Well Capitalized
                                                                             For Capital          Under Prompt Corrective
                                                      Actual              Adequacy Purpose           Action Provisions
                                                 ----------------         ----------------          ------------------
                                                 Amount     Ratio         Amount      Ratio         Amount       Ratio
                                                 ------     -----         ------      -----         -----        -----
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)....  $   200,710      11.06%     $ 145,130     8.00%       $  181,413     10.00%
Tier 1 Capital (to risk-weighted assets)...      181,727      10.02         72,565     4.00           108,848      6.00
Leverage Capital (to average assets).......  $   181,727       6.76%     $  80,658     3.00%       $  134,430      5.00%


Critical Accounting Policies

Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgements. Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgement can have on the results of operations. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in Part I, Item 1, "Business" of the Company's 2001 10-K dated March 19, 2002.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

Net Interest Income Analysis

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which generates estimates of changes in net income over a range of interest rate scenarios.

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

The accompanying table as of March 31, 2002 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                                                         Calculated increase (decrease) at
                                                                  March 31, 2002
                                              --------------------------------------------------------
                        Changes in
                      interest rates           Net interest income                % Change
                  ------------------------    ---------------------       ----------------------------
                                                               (Dollars in thousands)
                     +200 basis points            $       (652)                    (0.7)%
                     +100 basis points                    (248)                    (0.3)
                     -100 basis points                    (252)                    (0.3)
                     -200 basis points            $       (623)                    (0.7)%

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


                                   FIRST NIAGARA FINANCIAL GROUP, INC.


Date:  May 7, 2002     By: /s/ William E. Swan
                           -----------------------------------------------
                               William E. Swan
                               Chairman, President and Chief Executive Officer


Date:  May 7, 2002     By: /s/ Daniel A. Dintino, Jr.
                           -----------------------------------------------------
                               Daniel A. Dintino, Jr.
                               Senior Vice President and Chief Financial Officer