Form 10-Q
period 2002-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2002-08-13
CIK 1051741

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

                  For the quarterly period ended June 30, 2002

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

Yes |X|   No |_|

The Registrant had 25,978,553 shares of Common Stock, $.01 par value, outstanding as of August 12, 2002.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2002

                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------
                         PART I - FINANCIAL INFORMATION

1. Financial Statements

      Condensed Consolidated Statements of Condition as of
        June 30, 2002 (unaudited) and December 31, 2001.....................   3

      Condensed Consolidated Statements of Income for the
        three and six months ended June 30, 2002 and 2001 (unaudited).......   4

      Condensed Consolidated Statements of Comprehensive Income for the
        three and six months ended June 30, 2002 and 2001 (unaudited).......   5

      Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the six months ended June 30, 2002 and 2001 (unaudited).........   6

      Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 2002 and 2001 (unaudited).................   7

      Notes to Condensed Consolidated Financial Statements (unaudited)......   8

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  13

3. Quantitative and Qualitative Disclosures about Market Risk...............  23

                           PART II - OTHER INFORMATION

1. Legal Proceedings........................................................  24

2. Changes in Securities and Use of Proceeds................................  24

3. Defaults upon Senior Securities..........................................  24

4. Submission of Matters to a Vote of Security Holders......................  24

5. Other Information........................................................  24

6. Exhibits and Reports on Form 8-K.........................................  25

Signatures..................................................................  25

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                               June 30,      December 31,
                                                                                 2002            2001
                                                                              -----------      ---------
                                                                              (unaudited)

                                                                              (In thousands except share
                                                                                and per share amounts)
                          Assets

Cash and cash equivalents:
  Cash and due from banks .................................................   $    44,368         52,423
  Federal funds sold and other short-term investments .....................       125,177         22,231
                                                                              -----------      ---------
           Total cash and cash equivalents ................................       169,545         74,654

Securities available for sale .............................................       556,228        693,897
Loans, net ................................................................     1,910,645      1,853,141
Premises and equipment, net ...............................................        40,556         40,233
Goodwill, net .............................................................        74,101         74,213
Amortizing intangible assets, net .........................................         6,675          6,797
Other assets ..............................................................       114,473        115,011
                                                                              -----------      ---------
                    Total assets ..........................................   $ 2,872,223      2,857,946
                                                                              ===========      =========

                 Liabilities and Stockholders' Equity

Liabilities:
  Deposits ................................................................   $ 2,148,274      1,990,830
  Short-term borrowings ...................................................        72,633        212,992
  Long-term borrowings ....................................................       334,223        346,048
  Other liabilities .......................................................        44,790         47,459
                                                                              -----------      ---------
                    Total liabilities .....................................     2,599,920      2,597,329
                                                                              -----------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued ...............................................            --             --
  Common stock, $.01 par value, 45,000,000 shares
    authorized, 29,756,250 shares issued ..................................           298            298
  Additional paid-in capital ..............................................       136,683        135,917
  Retained earnings .......................................................       185,265        176,073
  Accumulated other comprehensive income ..................................         3,197          2,561
  Common stock held by ESOP, 855,622 shares in 2002 and
    878,533 shares in 2001 ................................................       (11,327)       (11,630)
  Treasury stock, at cost, 3,975,992 shares in 2002 and
    4,075,498 shares in 2001 ..............................................       (41,813)       (42,602)
                                                                              -----------      ---------
                    Total stockholders' equity ............................       272,303        260,617
                                                                              -----------      ---------
                    Total liabilities and stockholders' equity ............   $ 2,872,223      2,857,946
                                                                              ===========      =========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                -----------------------   -----------------------
                                                                   2002         2001         2002         2001
                                                                ----------   ----------   ----------   ----------
                                                                     (In thousands except per share amounts)
Interest income:
   Loans ....................................................   $   34,747       36,111       69,542       72,586
   Investment securities ....................................        2,320        2,712        4,615        5,405
   Mortgage-backed securities ...............................        4,582        4,934        9,433       10,034
   Federal funds sold and other short-term investments ......          630          456          956          811
   Other ....................................................          257          414          523          878
                                                                ----------   ----------   ----------   ----------
             Total interest income ..........................       42,536       44,627       85,069       89,714

Interest expense:
   Deposits .................................................       14,227       19,415       28,789       39,296
   Borrowings ...............................................        5,601        6,122       11,358       12,583
                                                                ----------   ----------   ----------   ----------
             Total interest expense .........................       19,828       25,537       40,147       51,879
                                                                ----------   ----------   ----------   ----------

             Net interest income ............................       22,708       19,090       44,922       37,835
Provision for credit losses .................................        1,730          860        3,260        1,900
                                                                ----------   ----------   ----------   ----------
             Net interest income after provision
                for credit losses ...........................       20,978       18,230       41,662       35,935
                                                                ----------   ----------   ----------   ----------

Noninterest income:
   Banking service charges and fees .........................        3,477        2,419        6,816        4,647
   Lending and leasing income ...............................        1,192          997        2,231        2,041
   Insurance services and fees ..............................        5,553        4,700       10,627        9,487
   Bank-owned life insurance income .........................          683          598        1,337        1,181
   Annuity and mutual fund commissions ......................          773          408        1,246          853
   Investment and fiduciary services income .................          309          358          636          756
   Other ....................................................          578          777          882        1,824
                                                                ----------   ----------   ----------   ----------
             Total noninterest income .......................       12,565       10,257       23,775       20,789
                                                                ----------   ----------   ----------   ----------

Noninterest expense:
   Salaries and employee benefits ...........................       12,057       11,150       24,405       22,819
   Occupancy and equipment ..................................        1,955        1,897        3,989        3,972
   Technology and communications ............................        2,345        1,765        4,395        3,755
   Marketing and advertising ................................          621          781        1,161        1,214
   Amortization of goodwill .................................           --        1,184           --        2,368
   Amortization of other intangibles ........................          211          234          422          468
   Other ....................................................        3,176        3,490        6,439        6,622
                                                                ----------   ----------   ----------   ----------
             Total noninterest expense ......................       20,365       20,501       40,811       41,218
                                                                ----------   ----------   ----------   ----------

             Income before income taxes .....................       13,178        7,986       24,626       15,506
Income tax expense:
   Federal and State ........................................        4,387        2,973        8,385        5,831
   New York State bad debt tax expense recapture (See note 5)        1,784           --        1,784           --
                                                                ----------   ----------   ----------   ----------

              Net income ....................................   $    7,007        5,013       14,457        9,675
                                                                ==========   ==========   ==========   ==========
              Adjusted net income (See note 3) ..............   $    7,007        6,197       14,457       12,043
                                                                ==========   ==========   ==========   ==========

Basic earnings per share:
              Net income ....................................   $     0.28         0.20         0.58         0.39
              Adjusted net income (See note 3) ..............         0.28         0.25         0.58         0.49

Diluted earnings per share:
              Net income ....................................   $     0.28         0.20         0.57         0.39
              Adjusted net income (See note 3) ..............         0.28         0.25         0.57         0.48

Weighted average common shares outstanding:
              Basic .........................................       24,886       24,697       24,853       24,682
              Diluted .......................................       25,425       24,982       25,347       24,917

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                                 Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                               ------------------------    ------------------------
                                                                                  2002          2001          2002          2001
                                                                               ----------    ----------    ----------    ----------
                                                                                           (Amounts in thousands)
Net income .................................................................   $    7,007         5,013        14,457         9,675

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period ............        2,810          (362)          584         1,638
        Reclassification adjustment for realized (gains) losses
             included in net income ........................................          (49)          127           (41)          126
                                                                               ----------    ----------    ----------    ----------
                                                                                    2,761          (235)          543         1,764
    Cash flow hedges:
        Net unrealized losses arising during the period ....................          (79)           (9)         (102)         (300)
        Reclassification adjustment for realized losses
             included in net income ........................................           61           131           195           144
                                                                               ----------    ----------    ----------    ----------
                                                                                      (18)          122            93          (156)
                                                                               ----------    ----------    ----------    ----------
               Total other comprehensive income (loss) before
                 cumulative effect of change in accounting principle .......        2,743          (113)          636         1,608

    Cumulative effect of change in accounting principle
         for derivatives, net of tax .......................................           --            --            --           (95)
                                                                               ----------    ----------    ----------    ----------
           Total other comprehensive income (loss) .........................        2,743          (113)          636         1,513
                                                                               ----------    ----------    ----------    ----------

           Total comprehensive income ......................................   $    9,750         4,900        15,093        11,188
                                                                               ==========    ==========    ==========    ==========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                    Accumulated   Common
                                                         Additional                    other      stock
                                            Common        paid-in       Retained   comprehensive  held by   Treasury
                                             stock        capital       earnings       income      ESOP       stock     Total
                                           ---------     ----------     --------   -------------  -------    -------    -------
                                                                (In thousands except share and per share amounts)
Balances at January 1, 2001 .............  $     298       135,776      163,836            336    (12,378)   (43,328)   244,540

Net income ..............................         --            --        9,675             --         --         --      9,675
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment and taxes .         --            --           --          1,764         --         --      1,764
Unrealized loss on interest rate swaps,
  net of reclassification
  adjustment and taxes ..................         --            --           --           (156)        --         --       (156)
Cumulative effect of change in
  accounting principle for derivatives            --            --           --            (95)        --         --        (95)
ESOP shares committed to be released
  (27,215 shares) .......................         --           (27)          --             --        360         --        333
Vested restricted stock plan awards
  (37,716 shares) .......................         --            (7)          --             --         --        341        334
Common stock dividend of $0.17 per
  share .................................         --            --       (4,238)            --         --         --     (4,238)
                                           ---------       -------      -------          -----    -------    -------    -------

Balances at June 30, 2001 ...............  $     298       135,742      169,273          1,849    (12,018)   (42,987)   252,157
                                           =========       =======      =======          =====    =======    =======    =======

Balances at January 1, 2002 .............  $     298       135,917      176,073          2,561    (11,630)   (42,602)   260,617

Net income ..............................         --            --       14,457             --         --         --     14,457
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment and taxes           --            --           --            543         --         --        543
Unrealized gain on interest rate swaps,
  net of reclassification adjustment
  and taxes .............................         --            --           --             93         --         --         93
Exercise of stock options (47,350 shares)         --            63           --             --         --        464        527
  ESOP shares committed to be released
  (22,911 shares) .......................         --           171           --             --        303         --        474
Vested restricted stock plan awards
  (52,156 shares) .......................         --           532           --             --         --        325        857
Common stock dividend of $0.21 per share          --            --       (5,265)            --         --         --     (5,265)
                                           ---------       -------      -------          -----    -------    -------    -------

Balances at June 30, 2002 ...............  $     298       136,683      185,265          3,197    (11,327)   (41,813)   272,303
                                           =========       =======      =======          =====    =======    =======    =======

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 2002         2001
                                                                             -----------   -----------
                                                                               (Amounts in thousands)
  Cash flows from operating activities:
     Net income ...........................................................  $   14,457        9,675
     Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization (accretion) of fees and discounts, net ............       1,109         (150)
           Depreciation of premises and equipment .........................       2,630        2,288
           Provision for credit losses ....................................       3,260        1,900
           Amortization of goodwill and other intangibles .................         422        2,836
           Net (gain) loss on sale of securities available for sale .......         (68)         210
           Defined benefit pension plan curtailment gain ..................        (998)          --
           ESOP compensation expense ......................................         474          333
           Deferred income tax expense ....................................       1,183          256
           Increase in other assets .......................................      (2,956)      (1,154)
           (Decrease) increase in other liabilities .......................      (1,255)       1,256
                                                                             ----------       ------
                 Net cash provided by operating activities ................      18,258       17,450
                                                                             ----------       ------

   Cash flows from investing activities:
      Proceeds from sales of securities available for sale ................     100,107       58,344
      Proceeds from maturities of securities available for sale ...........     190,153       20,294
      Principal payments received on securities available for sale ........      86,805       36,451
      Purchases of securities available for sale ..........................    (239,725)    (124,766)
      Net increase in loans ...............................................     (60,540)     (14,112)
      Acquisitions, net of cash acquired ..................................        (300)        (905)
      Other, net ..........................................................        (289)      (3,793)
                                                                             ----------       ------
                 Net cash provided by (used in) investing activities ......      76,211      (28,487)
                                                                             ----------       ------

   Cash flows from financing activities:
      Net increase in deposits ............................................     157,444       49,033
      Repayments of short-term borrowings .................................    (159,851)     (48,210)
      Proceeds from long-term borrowings ..................................      15,000       32,500
      Repayments of long-term borrowings ..................................      (7,397)      (9,830)
      Proceeds from exercise of stock options .............................         491           --
      Dividends paid on common stock ......................................      (5,265)      (4,238)
                                                                             ----------       ------
                Net cash provided by financing activities .................         422       19,255
                                                                             ----------       ------

 Net increase in cash and cash equivalents ................................      94,891        8,218
 Cash and cash equivalents at beginning of period .........................      74,654       62,815
                                                                             ----------       ------
 Cash and cash equivalents at end of period ...............................  $  169,545       71,033
                                                                             ==========       ======

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Income taxes ....................................................  $    9,477        4,851
          Interest expense ................................................  $   40,601       52,416
                                                                             ==========       ======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)   Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassification adjustments were made to the 2001 financial statements to conform them to the 2002 presentation.

(2)   Business and Subsequent Events

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), Cortland Savings Bank ("Cortland") and Cayuga Bank ("Cayuga") (collectively, "the Banks"). FNFG and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." FNFG operates under a mutual holding company Structure. In accordance with New York State law, as long as FNFG remains under this structure, at least 51% of FNFG's voting shares must be owned by the mutual holding company. As of June 30, 2002 First Niagara Financial Group, MHC ("the MHC") owned 61.5% of the Company's shares of common stock outstanding. The business of FNFG consists of the management of its community banks and financial services group. The Banks primary business is accepting deposits from customers through their branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family and commercial real estate loans, commercial business loans, consumer loans, and investment securities. Additionally, through its financial services group, the Company has an expanded product line, which includes insurance products and services, as well as trust and investment services. The Company emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in Western and Central New York.

On July 12, 2002 the Company filed an application with the Office of Thrift Supervision ("OTS") to convert FNFG, the MHC and the Banks from state to federal charters. This application also requested that FNFG be allowed to merge First Niagara, Cortland and Cayuga into one bank under the First Niagara Bank brand name ("the consolidated bank"). As part of the conversion to a federally chartered institution, the Company will be required to comply with several conditions that it currently is not subject to, the most notable of which is that the consolidated bank will not be able to invest in marketable equity securities and will be subject to a qualified thrift lender test. Under the qualified thrift lender test, the consolidated bank is required to maintain at least 65% of its "portfolio assets" (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain "qualified thrift investments" (primarily residential mortgages, home equity loans, FHLB stock and mortgage-backed securities). The Company anticipates that the consolidated bank will be able to meet these requirements and that the charter change and bank consolidation will be completed in the fourth quarter of 2002.

On July 21, 2002, the Boards of Directors of the MHC and FNFG adopted a Plan of Conversion and Reorganization pursuant to which the MHC will convert from mutual to stock form ("the Conversion"). In connection with the Conversion, a new Delaware corporation, also named First Niagara Financial Group, Inc., will be formed as the holding company for the consolidated bank and will offer common stock representing the ownership interest of the MHC in FNFG to eligible depositors of the Banks and the public ("the Offering"). Stockholders of FNFG, other than the MHC, will have their shares exchanged for shares of the new corporation, based on an exchange ratio yet to be determined. Applications for the Conversion and Offering will be filed with the OTS and the Securities and Exchange Commission in the third quarter and is subject to the approval of stockholders of FNFG and depositors of the Banks.

On July 21, 2002, the Company entered into a definitive agreement to acquire all of the common shares outstanding of Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL") which has approximately $388 million of assets and seven branch locations. Subsequent to the acquisition, SBFL will be merged into the consolidated bank. Under the terms of the agreement, the Company will pay $20.00 per share, in an equal combination of cash and stock from the Conversion, for all of the outstanding shares and options of FLBC for an aggregate purchase price of approximately $67 million. The transaction is expected to be completed in the first quarter of 2003, simultaneously with the Conversion and Offering, and is subject to approval by FLBC stockholders and various regulatory agencies.

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

The following is a reconciliation of reported net income and earnings per share to net income and earnings per share adjusted as if SFAS No. 142 had been adopted on January 1, 2001 (in thousands except per share amounts):

                                                                  Three months ended          Six months ended
                                                                       June 30,                   June 30,
                                                                -----------------------   -----------------------
                                                                   2002         2001         2002         2001
                                                                ----------   ----------   ----------   ----------
Net income:
    As reported .............................................   $    7,007        5,013       14,457        9,675
    Add back: Goodwill amortization .........................           --        1,184           --        2,368
                                                                ----------   ----------   ----------   ----------
    Adjusted net income .....................................   $    7,007        6,197       14,457       12,043
                                                                ==========   ==========   ==========   ==========

Basic earnings per share:
    As reported .............................................   $     0.28         0.20         0.58         0.39
    Add back: Goodwill amortization .........................           --         0.05           --         0.10
                                                                ----------   ----------   ----------   ----------
    Adjusted basic earnings per share .......................   $     0.28         0.25         0.58         0.49
                                                                ==========   ==========   ==========   ==========

Diluted earnings per share:
    As reported .............................................   $     0.28         0.20         0.57         0.39
    Add back: Goodwill amortization .........................           --         0.05           --         0.09
                                                                ----------   ----------   ----------   ----------
    Adjusted diluted earnings per share .....................   $     0.28         0.25         0.57         0.48
                                                                ==========   ==========   ==========   ==========

The following tables set forth information regarding the Company's amortizing intangible assets (in thousands):

                                                   June 30,    December 31,
                                                     2002          2001
                                                  ----------   -----------
Customer lists:
   Gross carrying amount                          $    9,936         9,636
   Accumulated amortization                           (3,261)       (2,839)
                                                  ----------    ----------
       Net carrying amount                        $    6,675         6,797
                                                  ==========    ==========

Estimated intangible asset amortization expense
  for the year ended December 31:
      2002                                        $      844
      2003                                               844
      2004                                               844
      2005                                               844
      2006                                               811

In January 2002, Warren-Hoffman & Associates, Inc. ("WHA"), First Niagara's wholly owned insurance subsidiary, acquired the customer list of a property and casualty insurance agency located in Western New York. WHA paid $300 thousand for the customer list, which is being amortized over five years.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following tables set forth information regarding the Company's goodwill (in thousands):

                                                    Financial       Consolidated
                                Banking segment  services segment       total
                               ----------------  ----------------   ------------

Balances at January 1, 2002    $         63,875            10,338        74,213

Contingent earn-out adjustment               --              (112)         (112)
                               ----------------  ----------------    ----------

Balances at June 30, 2002      $         63,875            10,226        74,101
                               ================  ================    ==========

The Company has performed the required transitional goodwill impairment test as of January 1, 2002. Based upon the results of this test, the Company has determined that goodwill was not impaired.

(4)   Earnings Per Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands except per share amounts):

                                                                  Three months ended         Six months ended
                                                                       June 30,                  June 30,
                                                                -----------------------   -----------------------
                                                                   2002         2001         2002         2001
                                                                ----------   ----------   ----------   ----------
Net income available to common shareholders .................   $    7,007        5,013       14,457        9,675
                                                                ==========   ==========   ==========   ==========

 Weighted average shares outstanding basic and diluted:
     Total shares issued ....................................       29,756       29,756       29,756       29,756
     Unallocated ESOP shares ................................         (867)        (922)        (873)        (928)
     Treasury shares ........................................       (4,003)      (4,137)      (4,030)      (4,146)
                                                                ----------   ----------   ----------   ----------

Total basic weighted average shares outstanding .............       24,886       24,697       24,853       24,682
                                                                ----------   ----------   ----------   ----------

     Incremental shares from assumed exercise of
          stock options .....................................          452          206          408          155
     Incremental shares from assumed vesting of
          restricted stock awards ...........................           87           79           86           80
                                                                ----------   ----------   ----------   ----------

Total diluted weighted average shares outstanding ...........   $   25,425       24,982       25,347       24,917
                                                                ==========   ==========   ==========   ==========

Basic earnings per share ....................................   $     0.28         0.20         0.58         0.39
                                                                ==========   ==========   ==========   ==========

Diluted earnings per share ..................................   $     0.28         0.20         0.57         0.39
                                                                ==========   ==========   ==========   ==========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)   New York State Bad Debt Tax Expense Recapture

First Niagara is subject to special provisions in the New York State tax law that allows it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve"). First Niagara is required to repay this excess reserve if it does not maintain a certain percentage of qualified assets (primarily residential mortgages and mortgage-backed securities) to total assets, as prescribed by the tax law. In accordance with accounting guidelines, the Company is required to record a deferred tax liability for the recapture of this excess reserve when it can no longer assert that the test will continue to be passed for the "foreseeable future." As a result of the decision to combine its three banks, the Company can no longer make this assertion and accordingly, recorded a $1.8 million deferred income tax liability in the second quarter of 2002. It is anticipated that the tax liability will be repaid over a period of 10 to 15 years through lower bad debt deductions on the Company's tax return.

(6)   Segment Information

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

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following table (in thousands):

                                                                              Financial               Consolidated
                                                                 Banking      services   Eliminations    total
                                                                ----------   ----------  ------------  ----------
For the three month period ended:
June 30, 2002
-------------
    Interest income .........................................   $   42,536           24          (24)      42,536
    Interest expense ........................................       19,852           --          (24)      19,828
                                                                ----------   ----------   ----------   ----------
         Net interest income ................................       22,684           24           --       22,708
    Provision for credit losses .............................        1,730           --           --        1,730
                                                                ----------   ----------   ----------   ----------
         Net interest income after
         provision for credit losses ........................       20,954           24           --       20,978
    Noninterest income ......................................        5,941        6,635          (11)      12,565
    Amortization of intangible
         assets .............................................           --          211           --          211
    Other noninterest expense ...............................       15,396        4,769          (11)      20,154
                                                                ----------   ----------   ----------   ----------
         Income before income taxes .........................       11,499        1,679           --       13,178
    Income tax expense ......................................        5,525          646           --        6,171
                                                                ----------   ----------   ----------   ----------
         Net income .........................................   $    5,974        1,033           --        7,007
                                                                ==========   ==========   ==========   ==========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                              Financial               Consolidated
                                                                 Banking      services   Eliminations    total
                                                                ----------   ----------  ------------  ----------
For the three month period ended:
June 30, 2001
-------------
     Interest income ........................................   $   44,627           39          (39)      44,627
     Interest expense .......................................       25,576           --          (39)      25,537
                                                                ----------   ----------   ----------   ----------
          Net interest income ...............................       19,051           39           --       19,090
     Provision for credit losses ............................          860           --           --          860
                                                                ----------   ----------   ----------   ----------
          Net interest income after
          provision for credit losses .......................       18,191           39           --       18,230
     Noninterest income .....................................        4,797        5,466           (6)      10,257
     Amortization of goodwill and
          other intangibles .................................          945          473           --        1,418
     Other noninterest expense ..............................       14,726        4,363           (6)      19,083
                                                                ----------   ----------   ----------   ----------
          Income before income taxes ........................        7,317          669           --        7,986
     Income tax expense .....................................        2,549          424           --        2,973
                                                                ----------   ----------   ----------   ----------

          Net income ........................................   $    4,768          245           --        5,013
                                                                ==========   ==========   ==========   ==========

For the six month period ended
June 30, 2002
-------------
    Interest income .........................................   $   85,069           55          (55)      85,069
    Interest expense ........................................       40,202           --          (55)      40,147
                                                                ----------   ----------   ----------   ----------
         Net interest income ................................       44,867           55           --       44,922
    Provision for credit losses .............................        3,260           --           --        3,260
                                                                ----------   ----------   ----------   ----------
         Net interest income after
         provision for credit losses ........................       41,607           55           --       41,662
    Noninterest income ......................................       11,281       12,509          (15)      23,775
    Amortization of intangible
         assets .............................................           --          422           --          422
    Other noninterest expense ...............................       30,818        9,586          (15)      40,389
                                                                ----------   ----------   ----------   ----------
         Income before income taxes .........................       22,070        2,556           --       24,626
    Income tax expense ......................................        9,015        1,154           --       10,169
                                                                ----------   ----------   ----------   ----------
         Net income .........................................   $   13,055        1,402           --       14,457
                                                                ==========   ==========   ==========   ==========

For the six month period ended
June 30, 2001
-------------
    Interest income .........................................   $   89,714           77          (77)      89,714
    Interest expense ........................................       51,956           --          (77)      51,879
                                                                ----------   ----------   ----------   ----------
         Net interest income ................................       37,758           77           --       37,835
    Provision for credit losses .............................        1,900           --           --        1,900
                                                                ----------   ----------   ----------   ----------
         Net interest income after
         provision for credit losses ........................       35,858           77           --       35,935
    Noninterest income ......................................        9,703       11,096          (10)      20,789
    Amortization of goodwill and
         other intangibles ..................................        1,890          946           --        2,836
    Other noninterest expense ...............................       29,498        8,894          (10)      38,382
                                                                ----------   ----------   ----------   ----------
         Income before income taxes .........................       14,173        1,333           --       15,506
    Income tax expense ......................................        4,978          853           --        5,831
                                                                ----------   ----------   ----------   ----------

         Net income .........................................   $    9,195          480           --        9,675
                                                                ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

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

                                                                                Three Months Ended June 30,
                                                         ---------------------------------------------------------------------------
                                                                           2002                                   2001
                                                         -----------------------------------     -----------------------------------
                                                           Average       Interest                  Average      Interest
                                                         outstanding      earned/     Yield/     outstanding     earned/      Yield/
                                                           balance         paid        rate        balance        paid         rate
                                                         -----------      -------     ------     -----------     -------      ------
                                                                                    (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments ........................     $  121,566     $      630     2.08%     $   41,189     $      456     4.43%
   Investment securities (1) .......................        223,186          2,320     4.16         202,007          2,712     5.37
   Mortgage-backed securities (1) ..................        350,733          4,582     5.23         301,631          4,934     6.54
   Loans (2) .......................................      1,899,023         34,747     7.33       1,834,373         36,111     7.88
   Other interest-earning assets (3) ...............         22,998            257     4.48          25,494            414     6.51
                                                         ----------     ----------               ----------     ----------
         Total interest-earning assets .............      2,617,506         42,536     6.51       2,404,694         44,627     7.43
                                                         ----------     ----------               ----------     ----------

Allowance for credit losses ........................        (19,260)                                (18,574)
Other noninterest-earning assets (4)(5) ............        270,958                                 267,416
                                                         ----------                              ----------
         Total assets ..............................     $2,869,204                              $2,653,536
                                                         ==========                              ==========

Interest-bearing liabilities:
   Savings accounts ................................     $  592,461     $    3,548     2.40%     $  413,549     $    2,684     2.60%
   Interest-bearing checking .......................        519,283          2,061     1.59         544,588          4,361     3.21
   Certificates of deposit .........................        900,201          8,550     3.81         876,995         12,285     5.62
   Mortgagors' payments held in escrow .............         16,733             68     1.64          18,207             85     1.87
   Borrowed funds ..................................        411,557          5,601     5.46         412,677          6,122     5.95
                                                         ----------     ----------               ----------     ----------
         Total interest-bearing liabilities ........      2,440,235         19,828     3.26       2,266,016         25,537     4.52
                                                         ----------     ----------               ----------     ----------

Noninterest-bearing demand deposits ................        111,738                                  87,450
Other noninterest-bearing liabilities (4) ..........         46,435                                  48,151
                                                         ----------                              ----------
     Total liabilities .............................      2,598,408                               2,401,617
Stockholders' equity (4) ...........................        270,796                                 251,919
                                                         ----------                              ----------
     Total liabilities and stockholders'
        equity .....................................     $2,869,204                              $2,653,536
                                                         ==========                              ==========
Net interest income ................................                    $   22,708                              $   19,090
                                                                        ==========                              ==========

Net interest rate spread ...........................                                   3.25%                                   2.91%
                                                                                       ====                                    ====

Net earning assets .................................     $  177,271                              $  138,678
                                                         ==========                              ==========
Net interest income as a percentage of
   average interest-earning assets .................                          3.47%                                   3.17%
                                                                        ==========                              ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities .........         107.26%                                 106.12%
                                                         ==========                              ==========

                                                                                   Six Months Ended June 30,
                                                         ---------------------------------------------------------------------------
                                                                           2002                                   2001
                                                         -----------------------------------     -----------------------------------
                                                           Average       Interest                  Average      Interest
                                                         outstanding      earned/     Yield/     outstanding     earned/      Yield/
                                                           balance         paid        rate        balance        paid         rate
                                                         -----------      -------     ------     -----------     -------      ------
                                                                                    (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments ........................     $   98,319     $      956     1.96%     $   32,914     $      811     4.96%
   Investment securities (1) .......................        212,229          4,615     4.35         198,993          5,405     5.44
   Mortgage-backed securities (1) ..................        347,037          9,433     5.44         303,827         10,034     6.61
   Loans (2) .......................................      1,885,789         69,542     7.40       1,832,253         72,586     7.95
   Other interest-earning assets (3) ...............         23,760            523     4.44          25,262            878     7.01
                                                         ----------     ----------               ----------     ----------
         Total interest-earning assets .............      2,567,134         85,069     6.65       2,393,249         89,714     7.52
                                                         ----------     ----------               ----------     ----------

Allowance for credit losses ........................        (19,046)                                (18,330)
Other noninterest-earning assets (4)(5) ............        273,360                                 266,201
                                                         ----------                              ----------
         Total assets ..............................     $2,821,448                              $2,641,120
                                                         ==========                              ==========

Interest-bearing liabilities:
   Savings accounts ................................     $  545,717     $    6,580     2.43%     $  412,887     $    5,402     2.64%
   Interest-bearing checking .......................        528,751          4,424     1.69         540,610          9,144     3.41
   Certificates of deposit .........................        889,903         17,655     4.00         865,643         24,608     5.73
   Mortgagors' payments held in escrow .............         16,039            130     1.64          16,791            142     1.70
   Borrowed funds ..................................        417,839         11,358     5.48         421,160         12,583     6.02
                                                         ----------     ----------               ----------     ----------
         Total interest-bearing liabilities ........      2,398,249         40,147     3.38       2,257,091         51,879     4.64
                                                         ----------     ----------               ----------     ----------

Noninterest-bearing demand deposits ................        107,497                                  83,742
Other noninterest-bearing liabilities (4) ..........         47,316                                  49,729
                                                         ----------                              ----------
         Total liabilities .........................      2,553,062                               2,390,562
Stockholders' equity (4) ...........................        268,386                                 250,558
                                                         ----------                              ----------
     Total liabilities and stockholders'
         equity ....................................     $2,821,448                              $2,641,120
                                                         ==========                              ==========

Net interest income ................................                    $   44,922                              $   37,835
                                                                        ==========                              ==========

Net interest rate spread ...........................                                   3.27%                                   2.88%
                                                                                       ====                                    ====
Net earning assets .................................     $  168,885                              $  136,158
                                                         ==========                              ==========
Net interest income as a percentage of
   average interest-earning assets .................                          3.49%                                   3.15%
                                                                        ==========                              ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities .........         107.04%                                 106.03%
                                                         ==========                              ==========

----------
(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes Federal Home Loan Bank stock and SBIC investments.
(4) Includes unrealized gains/losses on securities available for sale and interest rate swaps.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding at June 30, 2002 increased slightly to $1.93 billion from the year-end December 31, 2001 balance of $1.87 billion. During the first six months of 2002, the Company continued to shift its portfolio mix from one-to four-family real estate loans to higher yielding commercial real estate and commercial business loans ("commercial loans"). Commercial loans increased $84.0 million or 14% from December 31, 2001 to June 30, 2002, while one-to four-family real estate loans decreased $36.4 million or 4% during the same period. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations through its small business lending unit and management's strategic initiative to hold less fixed-rate residential real estate loans. This decision was made as part of the Company's asset/liability management strategy, and should benefit the Company during periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                         June 30, 2002                    December 31, 2001
                                                -----------------------------      -----------------------------
                                                   Amount             Percent        Amount              Percent
                                                   ------             -------        ------              -------
                                                                        (Amounts in thousands)
Real estate loans:
------------------
   One-to four-family.....................      $    944,268            49.0%      $   980,638            52.4%
   Home equity............................           130,642             6.8           114,443             6.1
   Multi-family...........................           145,650             7.5           133,439             7.1
   Commercial.............................           291,778            15.1           259,457            13.9
   Construction...........................            82,133             4.3            64,502             3.5
                                                ------------            ----       -----------            ----
      Total real estate loans.............         1,594,471            82.7         1,552,479            83.0
                                                ------------            ----       -----------            ----

Consumer loans............................           178,725             9.3           182,126             9.7
Commercial business loans.................           154,778             8.0           135,621             7.3
                                                ------------            ----       -----------            ----
       Total loans........................         1,927,974             100%        1,870,226             100%
                                                ------------            ====       -----------            ====
   Net deferred costs and
          unearned discounts..............             2,365                             1,642
   Allowance for credit losses............           (19,694)                          (18,727)
                                                ------------                       -----------
       Total loans, net...................      $  1,910,645                       $ 1,853,141
                                                ============                       ===========

Non-accruing loans were $11.7 million at June 30, 2002 compared to $11.5 million at December 31, 2001. This slight increase from the end of 2001 can be attributed to the continued growth in the Company's commercial loan portfolio partially offset by a decrease in the Company's one-to four-family non-accruing loans. The allowance for credit losses, which amounted to 167.85% of non-accruing loans and 1.02% of total loans at June 30, 2002, is based upon management's review of the loan portfolio and continues to provide adequate coverage for losses inherent in the loan portfolio.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                June 30,      December 31,
                                                                  2002            2001
                                                                --------      ------------
                                                                 (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family ......................................   $    4,252         4,833
   Home equity .............................................          488           491
   Commercial real estate and multi-family .................        2,240         2,402
   Consumer ................................................          619           510
   Commercial business .....................................        4,134         3,244
                                                               ----------        ------
        Total ..............................................       11,733        11,480
Non-performing assets ......................................          310           665
                                                               ----------        ------
Total non-accruing loans and non-performing assets .........   $   12,043        12,145
                                                               ==========        ======

Total non-accruing loans and non-performing assets
   as a percentage of total assets .........................         0.42%         0.42%
                                                               ==========        ======
Total non-accruing loans to total loans ....................         0.61%         0.61%
                                                               ==========        ======
Allowance for credit losses to total loans .................         1.02%         1.00%
                                                               ==========        ======
Allowance for credit losses to non-accruing loans ..........       167.85%       163.13%
                                                               ==========        ======

----------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                          Six months ended June 30,
                                                          -------------------------
                                                             2002          2001
                                                           --------       ------
                                                           (Dollars in thousands)
Balance at beginning of period .........................   $ 18,727       17,746
Net charge-offs:
   Charge-offs .........................................     (2,902)      (1,392)
   Recoveries ..........................................        609          319
                                                           --------       ------
      Total net charge-offs ............................     (2,293)      (1,073)
Provision for credit losses ............................      3,260        1,900
                                                           --------       ------
Balance at end of period ...............................   $ 19,694       18,573
                                                           --------       ------
Ratio of net charge-offs during the period annualized to
   average loans outstanding during the period .........       0.24%        0.12%
                                                           ========       ======

Investing Activities

The Company's investment securities portfolio decreased from $693.9 million at December 31, 2001 to $556.2 million at June 30, 2002. This decrease was primarily a result of the maturity of $155.0 million of U.S. Treasury securities during the first quarter of 2002, the proceeds from which were used to pay down borrowings. Additionally, during the first half of 2002 the Company restructured a portion of its investment portfolio by selling approximately $50 million of long-term mortgage backed securities and using the proceeds to purchase short-term investments in order to better match the maturity of the Company's short-term liabilities.

Funding Activities

Total deposits increased $157.4 million from $1.99 billion at December 31, 2001 to $2.15 billion at June 30, 2002. This increase was a result of the Company's focus on increasing its customer base, which included the opening of its 38th Banking Center and the introduction of a money market savings account in the first quarter of 2002, as well as a general deposit inflow being experienced by most banks. More specifically, the Company's savings account balances increased $172.7 million from the end of 2001 to the end of the second quarter of 2002.

Borrowed funds decreased $152.2 million to $406.9 million at June 30, 2002 from $559.0 million at December 31, 2001. This decrease was a result of the maturity of $140.0 million of FHLB advances and reverse repurchase agreements during the first quarter of 2002 that were utilized to purchase U.S. Treasury securities during the fourth quarter of 2001.

Equity Activities

Stockholders' equity increased to $272.3 million at June 30, 2002 compared to $260.6 million at December 31, 2001. This increase was primarily attributable to net income during the first half of 2002 of $14.5 million partially offset by common stock dividends declared during the same period of $0.21 per share, which reduced stockholders' equity by $5.3 million. Additionally, stockholders' equity was positively impacted $1.9 million from the routine exercise of stock options and vesting of restricted stock and ESOP shares whose positive effect was increased by the appreciation in the Company's stock price. Finally, stockholders' equity increased as a result of a decrease in interest rates during the first half of the year, which caused a $0.5 million (net of tax) increase in the unrealized gain on investment securities available for sale included in accumulated other comprehensive income.

Results of Operations for the Three Months Ended June 30, 2002
--------------------------------------------------------------

Net Income

Net income for the quarter ended June 30, 2002 increased 40% to $7.0 million, or $0.28 per share from $5.0 million, or $0.20 per share for the second quarter of 2001. As discussed in note 3 of the condensed consolidated financial statements filed herewith in Part I, Item 1, on January 1, 2002, the Company adopted SFAS No. 142, which no longer requires goodwill to be amortized. Adjusting prior period results to exclude the effects of goodwill amortization, similar to the 2002 second quarter, net income for the current quarter increased $0.8 million or 13% from the second quarter of 2001. As discussed in note 5 of the condensed consolidated financial statements filed herewith in Part I, Item 1, the Company recorded a $1.8 million deferred tax charge related to the recapture of excess bad debt reserves for New York State tax purposes, triggered by the Company's decision to combine its three banking subsidiaries. Additionally, during the second quarter the Company realized a $0.9 million ($0.6 million net of tax) gain from the curtailment of its defined benefit pension plan, $0.4 ($0.3 million net of tax) additional insurance income from the receipt of 2001 contingent profit sharing, which was greater than originally projected, partially offset by severance costs of $0.4 million ($0.3 million net of tax) related to the consolidation of its three banking subsidiaries. Net income for the second quarter of 2002 represented an annualized return on average stockholders' equity of 10.38% as compared to 9.87% for the same period of 2001, adjusted for goodwill amortization.

Net Interest Income

Net interest income rose 19% to $22.7 million for the quarter ended June 30, 2002 from $19.1 million for the same period in 2001. Additionally, the Company's net interest margin increased to 3.47% for the second quarter of 2002 from 3.17% for the second quarter of 2001. The increase in net interest income and margin resulted primarily from a 34 basis point increase in net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2001 and the first half of 2002. Additionally, the Company's net interest rate spread benefited from the Company's strategic initiative to shift its loan portfolio mix from lower yielding residential mortgages to higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $138.7 million for the second quarter of 2001 to $177.3 million for the same period in 2002. This increase in average net earning assets is primarily due to a $24.3 million increase in average noninterest-bearing demand deposits for the same period as a result of increased commercial business and the introduction of a "totally free" checking account product near the end of 2001.

Interest income decreased $2.1 million for the quarter ended June 30, 2002 compared to the same period in 2001. This decrease reflects a 92 basis point decrease in the overall yield on interest-earning assets from 7.43% for the three months ended June 30, 2001 to 6.51% for the same period in 2002. This decrease primarily resulted from the lower interest rate environment, which caused interest-earning assets to reprice at lower rates partially offset by the shift in loan portfolio mix to higher yielding commercial loans. Additionally, the yield on interest-earning assets was negatively impacted by the Company's strategic decision to invest funds received from deposits, loan payments and maturity/payments of investment securities in lower yielding short-term investments with minimal extension risk or potential market value fluctuations in case of rising interest rates. This decreased rate earned on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.6 billion for the second quarter of 2002 from $2.4 billion for the same period in 2001.

Interest expense decreased $5.7 million from the second quarter of 2001 to the second quarter of 2002, primarily due to the 126 basis point decrease in the rate paid on interest-bearing liabilities from 4.52% to 3.26% for the same period due to the lower interest rate environment. This decreased rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.4 billion for the second quarter of 2002 from $2.3 billion for the same period in 2001.

Provision for Credit Losses

Net charge-offs for the second quarter of 2002 amounted to $1.0 million compared to $0.4 million for the same period in 2001. This increase was primarily a result of an increase in the amount of commercial loans outstanding as a percentage of total loans and the downturn in the economy. As a percentage of average loans outstanding, annualized net charge-offs increased to 0.21% for the three months ended June 30, 2002 from 0.09% for the same period in 2001. Given the increase in non-accrual loans compared to those outstanding at June 30, 2001 and the higher concentration of commercial loans, the Company increased the provision for credit losses to $1.7 million for the quarter ending June 30, 2002, from $0.9 million for the same quarter in 2001. The provision is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level sufficient to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

For the second quarter of 2002 the Company had $12.6 million in noninterest income, an increase of 23% over the $10.3 million for the same period in 2001. This increase primarily resulted from internal growth, which included the addition of new banking services in the fourth quarter of 2001, as well as the Company's continued emphasis on the sales of mutual fund, annuity and insurance products. Additionally, during the second quarter of 2002, the Company's insurance agency realized an additional $0.4 million from the receipt of 2001 contingent profit sharing, as actual loss experience was better than originally projected. These increases were partially offset by the Company's decision to eliminate its covered call option program near the end of the first quarter of 2002. Noninterest income continues to be a strong stable source of earnings for the Company as it represented 36% of net revenue for the quarter ended June 30, 2002.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2002 was $20.4 million as compared to $20.5 million for the comparable period of 2001. Adjusting the second quarter of 2001 amounts to exclude goodwill amortization, noninterest expense for the second quarter of 2002 increased $1.0 million primarily due to a $0.9 million increase in salaries and benefits. This increase in salaries and benefits was a result of internal growth and $0.4 million of severance costs incurred in the second quarter of 2002, partially offset by a $0.9 million pension plan curtailment gain. Technology and communications expense increased $0.6 million when comparing the second quarter of 2002 to the same period of 2001 as a result of the opening of two branches since the second quarter of 2001 and an upgrading of systems. The Company's efficiency ratio improved to 57.9% for the quarter ended June 30, 2002 from 65.4% for the same quarter in 2001, adjusted for the new accounting for goodwill. Excluding the severance costs, pension plan curtailment gain and contingent profit sharing discussed above, this ratio was 59.8% as the Company continued to focus on efficiency through its Adding Value Always ("AVA") initiative.

Income Taxes

The effective tax rate increased to 46.8% for the second quarter of 2002 compared to 32.4% for the second quarter of 2001, adjusted for goodwill amortization. Excluding the New York State bad debt tax recapture charge, the effective tax rate for the second quarter of 2002 increased to 33.3% as First Niagara was no longer able to take advantage of the special provisions in the New York State tax law that allowed it to deduct bad debt expenses in excess of those actually incurred based on a specified formula.

Results of Operations for the Six Months Ended June 30, 2002
------------------------------------------------------------

Net Income

Net income for the six month period ended June 30, 2002 increased 49% to $14.5 million, or $0.57 per diluted share from $9.7 million, or $0.39 per diluted share for the same period of 2001. Adjusting prior period results to exclude the effects of goodwill amortization similar to the 2002 results, net income for the first half of 2002 increased $2.4 million or 20% from the first half of 2001. Net income for the first six months of 2002 represented an annualized return on average stockholders' equity of 10.86% as compared to 9.69% for the same period of 2001, adjusted for goodwill amortization.

Net Interest Income

Net interest income rose 19% to $44.9 million for the six month period ended June 30, 2002 from $37.8 million for the same period in 2001. Additionally, the Company's net interest margin increased to 3.49% for the first six months of 2002 from 3.15% for the first six months of 2001. The increase in net interest income and margin resulted primarily from a 39 basis point increase in net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2001 and the first half of 2002. Additionally, the Company's net interest rate spread benefited from the Company's strategic initiative to shift its loan portfolio mix from lower yielding residential mortgages to higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $136.2 million for the first half of 2001 to $168.9 million for the same period in 2002. This increase in average net earning assets is primarily due to a $23.8 million increase in average noninterest-bearing demand deposits for the same period as a result of increased commercial business and the introduction of a "totally free" checking account product near the end of 2001.

Interest income decreased $4.6 million for the six month period ended June 30, 2002 compared to the same period in 2001. This decrease reflects an 87 basis point decrease in the overall yield on interest-earning assets from 7.52% for the six months ended June 30, 2001 to 6.65% for the same period in 2002. This decrease primarily resulted from the lower interest rate environment, which caused interest-earning assets to reprice at lower rates partially offset by the shift in loan portfolio mix to higher yielding commercial loans. Additionally, the yield on interest-earning assets was negatively impacted by the Company's strategic decision to invest funds received from deposits, loan payments and maturity/payments of investment securities in lower yielding short-term investments with minimal extension risk or potential market value fluctuations in case of rising interest rates. This decreased rate earned on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.6 billion for the first two quarters of 2002 from $2.4 billion for the same period in 2001.

Interest expense decreased $11.7 million from the first half of 2001 to the first half of 2002, primarily due to the 126 basis point decrease in the rate paid on interest bearing liabilities from 4.64% to 3.38% for the same period due to the lower interest rate environment. This decreased rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.4 billion for the six month period ended June 30, 2002 from $2.3 billion for the same period in 2001.

Provision for Credit Losses

Net charge-offs for the first six months of 2002 amounted to $2.3 million compared to $1.1 million for the same period in 2001. This increase was primarily a result of an increase in the amount of commercial loans outstanding as a percentage of total loans and the downturn in the economy. As a percentage of average loans outstanding, annualized net charge-offs increased to 0.24% for the six months ended June 30, 2002 from 0.12% for the same period in 2001. Given the increase in non-accrual loans compared to those outstanding at June 30, 2001 and the higher concentration of commercial loans, the Company increased the provision for credit losses to $3.3 million for the first two quarters of 2002, from $1.9 million for the same two quarters in 2001.

Noninterest Income

For the first half of 2002 the Company had $23.8 million in noninterest income, an increase of 14% over the $20.8 million for the same period in 2001. This increase primarily resulted from internal growth, which included the addition of new banking services in the fourth quarter of 2001, as well as the Company's continued emphasis on the sale of mutual fund, annuity and insurance products. Additionally, during the second quarter of 2002, the Company's insurance agency realized an additional $0.4 million from the receipt of 2001 contingent profit sharing, as actual loss experience was better than originally projected. These increases were partially offset by the Company's decision to eliminate its covered call option program near the end of the first quarter of 2002 and to hold more direct finance leases it originates versus selling them service released to third parties. Noninterest income continues to be a strong stable source of earnings for the Company, as it represented 35% of net revenue for the first two quarters of 2002.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2002 was $40.8 million as compared to $41.2 million for the comparable period of 2001. Adjusting 2001 amounts to exclude goodwill amortization, noninterest expense for the first half of 2002 increased $2.0 million primarily due to a $1.6 million increase in salaries and benefits. This increase in salaries and benefits was a result of internal growth and $0.4 million of severance costs incurred in the second quarter of 2002, partially offset by a $0.9 million pension plan curtailment gain realized in the second quarter of 2002. Technology and communications expense increased $0.6 million when comparing the first half of 2002 to the same period of 2001 as a result of the opening of two branches since the second quarter of 2001. The Company's efficiency ratio improved to 59.5% for the six months ended June 30, 2002 from 66.3% for the same period in 2001, adjusted for the new accounting for goodwill. Excluding the severance costs, pension plan curtailment gain and contingent profit sharing in the second quarter, this ratio was 60.5% as the Company continued to focus on efficiency through its Adding Value Always ("AVA") initiative.

Income Taxes

The effective tax rate increased to 41.3% for the first two quarters of 2002 compared to 32.6% for the same period in 2001, adjusted for goodwill amortization. Excluding the New York State bad debt tax recapture charge, the effective tax rate for the six months ended June 30, 2002 increased to 34.0% as First Niagara was no longer able to take advantage of the special provisions in the New York State tax law that allowed it to deduct bad debt expenses in excess of those actually incurred based on a specified formula.

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

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first two quarters of 2002, loan originations totaled $347.9 million compared to $230.4 million for the first two quarters of 2001. However, loans only increased $57.7 million as these loan originations were partially offset by payments received on loans and the normal sale of fixed-rate residential mortgages. Purchases of investment securities totaled $239.7 million during the first half of 2002 as funds obtained from the sale, maturity and payments received on securities available for sale were reinvested in shorter-term investments.

Deposit growth, the sales, maturity and principal payments on loans and investment securities were used to fund the investing activities described above. During the first two quarters of 2002 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $377.1 million compared to $115.1 million for the same period in 2001. This increase from the prior year was primarily due to the maturity of $155.0 million of U.S. Treasury securities, the proceeds from which were used to repay short-term borrowings, as well as the Company's strategic decision to shorten the duration of its investment portfolio, and the prepayments received on mortgage-backed securities due to the lower interest rate environment. Deposit growth, primarily the Company's savings accounts, provided $157.4 million of funding for the six months ended June 30, 2002. In addition to the above funding sources, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and the MHC that provide funding sources, for lending, liquidity and asset/liability management.

In the ordinary course of business the Company extends commitments to originate one- to four-family mortgages, commercial loans and other consumer loans. As of June 30, 2002, the Company had outstanding commitments to originate loans of approximately $69.7 million, which generally have an expiration period of less than one year. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $5.5 million at June 30, 2002.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $151.6 million at June 30, 2002 and generally have an expiration period of less than one year. The Company also issues standby letters of credit to third parties, which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $6.4 million at June 30, 2002 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company expects that its obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2002, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $169.5 million.

At June 30, 2002, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                      As of June 30, 2002
                                                 -------------------------------------------------------------------
                                                                            Required         To Be Well Capitalized
                                                                           For Capital       Under Prompt Corrective
                                                       Actual           Adequacy Purposes      Action Provisions
                                                 -----------------      -----------------      -----------------
                                                 Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                 ------      -----      ------      -----      ------      -----
                                                                     (Dollars in thousands)
Total Capital (to risk-weighted assets) .....   $207,070      11.25%   $147,237       8.00%   $184,046      10.00%
Tier 1 Capital (to risk-weighted assets) ....    187,376      10.18      73,618       4.00     110,427       6.00
Leverage Capital (to average assets) ........    187,376       6.73    $ 83,573       3.00     139,289       5.00

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
--------------------------------------------------------------------------------

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

The accompanying table as of June 30, 2002 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                                  Calculated increase (decrease) at
                                           June 30, 2002
                         --------------------------------------------------
   Changes in
 interest rates          Net interest income                  % Change
-----------------        -------------------               ----------------
                                       (Dollars in thousands)

+200 basis points                $     255                     0.27%
+100 basis points                      243                     0.26
-100 basis points                     (324)                   (0.34)
-200 basis points                $  (1,260)                   (1.34)%

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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

         The 2002 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 7, 2002. The Annual Meeting was conducted for purpose of considering and acting upon the election of four directors for a three year term, the approval of the 2002 Long-Term Incentive Stock Benefit Plan and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2002. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2002 Annual Meeting.

                                                                               Number of Votes (a)
                                                            ----------------------------------------------------------
                   Matter Considered                               For                 Against            Abstain
--------------------------------------------------------    -------------------    ----------------    ---------------
(1) Election of Directors (b)

     John J. Bisgrove, Jr.                                          24,626,781                  --             59,192
     James W. Currie                                                24,630,013                  --             55,960
     B. Thomas Mancuso                                              24,621,373                  --             64,600
     Robert G. Weber                                                24,608,112                  --             77,861

(2) Approval of the 2002 Long-Term Incentive Stock
    Benefit Plan (c)                                                23,929,426             680,969             75,575

(3) Ratification of KPMG LLP as independent
    auditors for the Company for the year ending
    December 31, 2002                                               24,574,964              71,113             39,896

(a)   For matters (1), (2) and (3) there were no broker non-votes.

(b) In addition, the following directors' terms of office continued after the Annual Meeting: Gary B. Fitch, Daniel W. Judge, James Miklinski, Gordon P. Assad, Harvey D. Kaufman and William E. Swan.

(c) For New York banking regulation purposes the tabulation was as follows for proposal 2: For - 8,059,998; Against - 698,786; and Abstain - 77,536.

Item 5.  Other Information
--------------------------------------------------------------------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

      (a)   The following exhibits are filed herewith:

            Exhibits
            --------

            99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2  Summary of Quarterly Financial Data

      (b)   Reports on Form 8-K

            On July 2, 2002 the Company filed a Current Report on Form 8-K which disclosed that the Company took a $1.8 million tax charge during the second quarter of 2002 and reconfirming earnings guidance of $1.21 per diluted share for 2002. Such Current Report, as an Item 7 exhibit included the Company's press release dated July 2, 2002.

            On July 22, 2002 the Company filed a Current Report on Form 8-K which disclosed that First Niagara Financial Group, MHC intends to convert from mutual to stock form and the Company's intention to acquire Finger Lakes Bancorp, Inc. and its wholly owned subsidiary, Savings Bank of the Finger Lakes. Such Current Report, as an Item 7
            exhibit included the Company's press release and conference call presentation dated July 22, 2002.

            On July 26, 2002 the Company filed a Current Report on Form 8-K which included, as an Item 7 exhibit, the Agreement and Plan of Reorganization by and between First Niagara Financial Group, MHC, First Niagara Financial Group, Inc., New First Niagara Financial Group, Inc., First Niagara Bank and Finger Lakes Bancorp, Inc. and Savings Bank of the Finger Lakes, FSB dated July 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST NIAGARA FINANCIAL GROUP, INC.

Date:  August 12, 2002     By:  /s/ William E. Swan
                                ---------------------------------------------
                                    William E. Swan
                                    Chairman, President and Chief
                                    Executive Officer

Date:  August 12, 2002     By:  /s/ Paul J. Kolkmeyer
                                ---------------------------------------------
                                    Paul J. Kolkmeyer
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer