Form 10-Q
period 2002-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2002-11-14
CIK 1051741

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

                For the quarterly period ended September 30, 2002

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

Yes |X| No |_|

The Registrant had 26,042,467 shares of Common Stock, $.01 par value, outstanding as of November 12, 2002.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2002
                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------

                         PART I - FINANCIAL INFORMATION

1. Financial Statements

      Condensed Consolidated Statements of Condition as of
        September 30, 2002 (unaudited) and December 31, 2001............  3

      Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001 (unaudited).......  4

      Condensed Consolidated Statements of Comprehensive Income
        for the three and nine months ended September 30, 2002
        and 2001 (unaudited)............................................  5

      Condensed Consolidated Statements of Changes in Stockholders'
        Equity for the nine months ended September 30, 2002 and
        2001 (unaudited)................................................  6

      Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2002 and 2001 (unaudited).......  7

      Notes to Condensed Consolidated Financial Statements (unaudited)..  8

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................ 14

3. Quantitative and Qualitative Disclosures about Market Risk........... 24

4. Controls and Procedures.............................................. 24

                           PART II - OTHER INFORMATION

1. Legal Proceedings.................................................... 25

2. Changes in Securities and Use of Proceeds............................ 25

3. Defaults upon Senior Securities...................................... 25

4. Submission of Matters to a Vote of Security Holders.................. 25

5. Other Information.................................................... 25

6. Exhibits and Reports on Form 8-K..................................... 25

Signatures.............................................................. 26

Certification of Chief Executive Officer Pursuant to Section 302
     of the Sarbanes-Oxley Act of 2002.................................. 27

Certification of Chief Financial Officer Pursuant to Section 302
     of the Sarbanes-Oxley Act of 2002.................................. 28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                   September 30,     December 31,
                                                                       2002              2001
                                                                   -------------     ------------
                                                                    (unaudited)

                                                                      (In thousands except share
                                Assets                                  and per share amounts)
Cash and cash equivalents:
  Cash and due from banks ....................................      $    51,146       $    52,423
  Federal funds sold and other short-term investments ........          216,543            22,231
                                                                    -----------       -----------
           Total cash and cash equivalents ...................          267,689            74,654

Securities available for sale ................................          437,926           693,897
Loans, net ...................................................        1,939,859         1,853,141
Premises and equipment, net ..................................           40,073            40,233
Goodwill, net ................................................           74,101            74,213
Amortizing intangible assets, net ............................            6,616             6,797
Other assets .................................................          116,603           115,011
                                                                    -----------       -----------
                    Total assets .............................      $ 2,882,867       $ 2,857,946
                                                                    ===========       ===========

                 Liabilities and Stockholders' Equity

Liabilities:
  Deposits ...................................................      $ 2,139,532       $ 1,990,830
  Short-term borrowings ......................................           73,426           212,992
  Long-term borrowings .......................................          340,269           346,048
  Other liabilities ..........................................           50,467            47,459
                                                                    -----------       -----------
                    Total liabilities ........................        2,603,694         2,597,329
                                                                    -----------       -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued ..................................               --                --
  Common stock, $.01 par value, 45,000,000 shares
    authorized, 29,756,250 shares issued .....................              298               298
  Additional paid-in capital .................................          137,280           135,917
  Retained earnings ..........................................          190,440           176,073
  Accumulated other comprehensive income .....................            3,675             2,561
  Common stock held by ESOP, 844,154 shares in 2002 and
    878,533 shares in 2001 ...................................          (11,175)          (11,630)
  Treasury stock, at cost, 3,924,276 shares in 2002 and
    4,075,498 shares in 2001 .................................          (41,345)          (42,602)
                                                                    -----------       -----------
                    Total stockholders' equity ...............          279,173           260,617
                                                                    -----------       -----------
                    Total liabilities and stockholders' equity      $ 2,882,867       $ 2,857,946
                                                                    ===========       ===========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                  -------------------------      -------------------------
                                                                     2002            2001           2002            2001
                                                                  ---------       ---------      ---------       ---------
                                                                           (In thousands except per share amounts)
Interest income:
   Loans ...................................................      $  35,429          36,145      $ 104,971         108,731
   Investment securities ...................................          1,572           2,871          6,187           8,276
   Mortgage-backed securities ...............................         3,670           5,060         13,103          15,094
   Federal funds sold and other short-term investments .....            930             441          1,886           1,252
   Other ...................................................            313             363            836           1,241
                                                                  ---------       ---------      ---------       ---------
             Total interest income .........................         41,914          44,880        126,983         134,594

Interest expense:
   Deposits ................................................         13,241          18,475         42,030          57,771
   Borrowings ..............................................          5,616           6,312         16,974          18,895
                                                                  ---------       ---------      ---------       ---------
             Total interest expense ........................         18,857          24,787         59,004          76,666
                                                                  ---------       ---------      ---------       ---------

             Net interest income ...........................         23,057          20,093         67,979          57,928
Provision for credit losses ................................          1,729           1,110          4,989           3,010
                                                                  ---------       ---------      ---------       ---------
             Net interest income after provision
                for credit losses ..........................         21,328          18,983         62,990          54,918
                                                                  ---------       ---------      ---------       ---------

Noninterest income:
   Banking service charges and fees ........................          3,662           2,388         10,478           7,035
   Lending and leasing income ..............................          1,521           1,064          3,752           3,105
   Insurance services and fees .............................          5,070           4,420         15,697          13,907
   Bank-owned life insurance income ........................            680             647          2,017           1,828
   Annuity and mutual fund commissions .....................            679             427          1,925           1,280
   Investment and fiduciary services income ................            244             383            880           1,139
   (Loss) gain from investment securities available for sale           (311)            100           (243)           (111)
   Other ...................................................            435             742          1,249           2,777
                                                                  ---------       ---------      ---------       ---------
             Total noninterest income ......................         11,980          10,171         35,755          30,960
                                                                  ---------       ---------      ---------       ---------

Noninterest expense:
   Salaries and employee benefits ..........................         12,931          11,236         37,336          34,055
   Occupancy and equipment .................................          1,969           1,830          5,958           5,802
   Technology and communications ...........................          2,219           1,775          6,614           5,530
   Marketing and advertising ...............................            686             371          1,847           1,585
   Amortization of goodwill ................................             --           1,187             --           3,555
   Amortization of other intangibles .......................            227             253            649             720
   Other ...................................................          3,214           3,321          9,653           9,944
                                                                  ---------       ---------      ---------       ---------
             Total noninterest expense .....................         21,246          19,973         62,057          61,191
                                                                  ---------       ---------      ---------       ---------

             Income before income taxes ....................         12,062           9,181         36,688          24,687
Income tax expense:
   Federal and State .......................................          4,126           3,432         12,511           9,263
   New York State bad debt tax recapture (See note 6) ......             --              --          1,784              --
                                                                  ---------       ---------      ---------       ---------

             Net income ....................................      $   7,936           5,749      $  22,393          15,424
                                                                  =========       =========      =========       =========
             Adjusted net income (See note 4) ..............      $   7,936           6,936      $  22,393          18,979
                                                                  =========       =========      =========       =========

Basic earnings per share:
             Net income ....................................      $    0.32            0.23      $    0.90            0.62
             Adjusted net income (See note 4) ..............           0.32            0.28           0.90            0.77

Diluted earnings per share:
             Net income ....................................      $    0.31            0.23      $    0.88            0.62
             Adjusted net income (See note 4) ..............           0.31            0.28           0.88            0.76

Weighted average common shares outstanding:
             Basic .........................................         24,951          24,763         24,886          24,710
             Diluted .......................................         25,545          25,188         25,424          25,014

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                             Three Months Ended          Nine Months Ended
                                                                               September 30,                September 30,
                                                                         -----------------------       -----------------------
                                                                           2002           2001           2002           2001
                                                                         --------       --------       --------       --------
                                                                                              (In thousands)
Net income ........................................................      $  7,936          5,749       $ 22,393         15,424

Other comprehensive income, net of income taxes:
    Securities available for sale:
        Net unrealized gains arising during the period ............           220          2,719            804          4,357
        Reclassification adjustment for realized losses (gains)
             included in net income ...............................           187            (60)           146             66
                                                                         --------       --------       --------       --------
                                                                              407          2,659            950          4,423
    Cash flow hedges:
        Net unrealized gains (losses) arising during the period ...             9           (190)           (93)          (490)
        Reclassification adjustment for realized losses
             included in net income ...............................            62            117            257            261
                                                                         --------       --------       --------       --------
                                                                               71            (73)           164           (229)
                                                                         --------       --------       --------       --------
                 Total other comprehensive income before cumulative
                     effect of change in accounting principle .....           478          2,586          1,114          4,194

    Cumulative effect of change in accounting principle
        for derivatives, net of tax ...............................            --             --             --            (95)
                                                                         --------       --------       --------       --------
                 Total other comprehensive income .................           478          2,586          1,114          4,099
                                                                         --------       --------       --------       --------

                 Total comprehensive income .......................      $  8,414          8,335       $ 23,507         19,523
                                                                         ========       ========       ========       ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                 Accumulated       Common
                                                      Additional                    other          stock
                                            Common     paid-in      Retained    comprehensive      held by     Treasury
                                            stock      capital      earnings        income          ESOP        stock       Total
                                           --------   ----------    --------    -------------     --------     --------    --------
                                                             (In thousands except share and per share amounts)
Balances at January 1, 2001 .............  $    298     135,776      163,836            336        (12,378)     (43,328)    244,540

Net income ..............................        --          --       15,424             --             --           --      15,424
Unrealized gain on securities available
   for sale, net of reclassification
   adjustment and taxes .................        --          --           --          4,423             --           --       4,423
Unrealized loss on interest rate swaps,
   net of reclassification adjustment
   and taxes ............................        --          --           --           (229)            --           --        (229)
Cumulative effect of change in
   accounting principle for derivatives .        --          --           --            (95)            --           --         (95)
Exercise of stock options (39,700 shares)        --          99           --             --             --          381         480
ESOP shares committed to be released
   (42,179 shares) ......................        --           9           --             --            558           --         567
Vested restricted stock plan awards
   (37,716 shares) ......................        --          (7)          --             --             --          341         334
Common stock dividend of $0.26 per
   share ................................        --          --       (6,486)            --             --           --      (6,486)
                                           --------    --------     --------       --------       --------     --------    --------

Balances at September 30, 2001 ..........  $    298     135,877      172,774          4,435        (11,820)     (42,606)    258,958
                                           ========    ========     ========       ========       ========     ========    ========

Balances at January 1, 2002 .............  $    298     135,917      176,073          2,561        (11,630)     (42,602)    260,617

Net income ..............................        --          --       22,393             --             --           --      22,393
Unrealized gain on securities available
   for sale, net of reclassification
   adjustment and taxes .................        --          --           --            950             --           --         950
Unrealized gain on interest rate swaps,
   net of reclassification adjustment
   and taxes ............................        --          --           --            164             --           --         164
Exercise of stock options (90,350 shares)        --         495           --             --             --          886       1,381
ESOP shares committed to be released
   (34,379 shares) ......................        --         353           --             --            455           --         808
Vested restricted stock plan awards
   (60,872 shares) ......................        --         515           --             --             --          371         886
Common stock dividend of $0.32 per
   share ................................        --          --       (8,026)            --             --           --      (8,026)
                                           --------    --------     --------       --------       --------     --------    --------

Balances at September 30, 2002 ..........  $    298     137,280      190,440          3,675        (11,175)     (41,345)    279,173
                                           ========    ========     ========       ========       ========     ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         2002             2001
                                                                       ---------       ---------
                                                                            (In thousands)
Cash flows from operating activities:
  Net income ....................................................      $  22,393       $  15,424
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization (accretion) of fees and discounts, net .....          1,828            (333)
        Depreciation of premises and equipment ..................          3,993           3,465
        Provision for credit losses .............................          4,989           3,010
        Amortization of goodwill and other intangibles ..........            649           4,275
        Net loss on securities available for sale ...............            243             111
        Defined benefit pension plan curtailment gain ...........           (998)             --
        ESOP compensation expense ...............................            808             567
        Deferred income tax expense .............................          1,302             488
        Increase in other assets ................................         (3,062)           (274)
        Increase in other liabilities ...........................          4,953          16,957
                                                                       ---------       ---------
              Net cash provided by operating activities .........         37,098          43,690
                                                                       ---------       ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale ..........        272,303          69,818
  Proceeds from maturities of securities available for sale .....        191,153          35,031
  Principal payments received on securities available for sale ..        122,670          64,471
  Purchases of securities available for sale ....................       (330,816)       (199,383)
  Net increase in loans .........................................        (91,255)        (37,353)
  Purchase of bank-owned life insurance .........................             --          (4,000)
  Acquisitions, net of cash acquired ............................           (468)           (905)
  Other, net ....................................................         (3,837)         (3,366)
                                                                       ---------       ---------
              Net cash provided by (used in) investing activities        159,750         (75,687)
                                                                       ---------       ---------

Cash flows from financing activities:
  Net increase in deposits ......................................        148,702          86,743
  Repayments of short-term borrowings ...........................       (163,094)        (55,173)
  Proceeds from long-term borrowings ............................         30,000          76,100
  Repayments of long-term borrowings ............................        (12,337)        (14,711)
  Proceeds from exercise of stock options .......................            942             406
  Dividends paid on common stock ................................         (8,026)         (6,486)
                                                                       ---------       ---------
              Net cash (used in) provided by financing activities         (3,813)         86,879
                                                                       ---------       ---------

Net increase in cash and cash equivalents .......................        193,035          54,882
Cash and cash equivalents at beginning of period ................         74,654          62,815
                                                                       ---------       ---------
Cash and cash equivalents at end of period ......................      $ 267,689       $ 117,697
                                                                       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Income taxes ............................................      $  13,064       $   4,851
        Interest expense ........................................      $  59,569       $  76,716
                                                                       =========       =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)   Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassification adjustments were made to the 2001 financial statements to conform them to the 2002 presentation.

(2)   Business

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"). FNFG and its consolidated subsidiary are hereinafter referred to collectively as "the Company." First Niagara was originally organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized in April 1998 by First Niagara in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company ("MHC"). In July 2000, FNFG acquired CNY Financial Corporation, the holding company for Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc., the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG. In June 2002, FNFG announced its decision to convert to a federal charter subject to Office of Thrift Supervision ("OTS") regulation, and to merge Cortland and Cayuga into First Niagara. The mergers of Cortland and Cayuga into First Niagara, as well as the conversion to federal charters for First Niagara and the MHC were approved by the OTS and were effective November 8, 2002. The conversion of FNFG to a federal charter is subject to shareholder approval.

On July 21, 2002, the Boards of Directors of the MHC and FNFG adopted a Plan of Conversion and Reorganization pursuant to which the MHC will convert from the mutual to stock form ("the Conversion"). In connection with the Conversion, a new Delaware corporation, also named First Niagara Financial Group, Inc., will be formed as the holding company for First Niagara and will offer common stock representing the ownership interest of the MHC in FNFG to eligible depositors of First Niagara and the public ("the Offering"). Upon completion of the conversion and offering, the MHC will cease to exist. Current stockholders of FNFG, other than the MHC, will have their existing shares exchanged for shares of the new corporation based on an exchange ratio yet to be determined, but is expected to range between 2.19879 and 3.42105 shares for each share held. The Conversion was approved by the OTS and is subject to the approval of the stockholders of FNFG and the depositors of First Niagara and is expected to be completed in the first quarter of 2003.

The Company provides financial services to individuals and businesses in western and central New York. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers insurance products and services, as well as trust and investment services.

(3)   Acquisitions and Banking Center Sale

On July 21, 2002, the Company entered into a definitive agreement to acquire all of the common shares outstanding of Finger Lakes Bancorp, Inc. ("FLBC"), the holding company of Savings Bank of the Finger Lakes ("SBFL"), which has approximately $387 million of assets and seven branch locations. Subsequent to the acquisition, SBFL branches will be merged into First Niagara's banking center network and its Auburn branch will be consolidated with an existing First Niagara banking center in Auburn. The Company will pay $20.00 per share for all of the outstanding shares and stock options of FLBC, in the form of cash or common stock or a combination thereof, provided that in the aggregate, the consideration shall be 50% cash and 50% common stock. The aggregate purchase price of the transaction is approximately $66 million and is expected to be completed in the first quarter of 2003, in conjunction with the Conversion and Offering, and is subject to the approval of the OTS and FLBC stockholders.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

On October 25, 2002, Cayuga sold its Lacona Banking Center to Pathfinder Bank. In connection with this transaction, approximately $2.6 million of assets and $26.4 million of deposits were sold, which resulted in a gain of approximately $2.4 million.

In 2002 Warren-Hoffman & Associates, Inc. ("WHA"), First Niagara's wholly owned insurance subsidiary, acquired the customer lists of a property and casualty insurance agency and an insurance adjustment firm, both located in western New York. In connection with these purchases, approximately $468 thousand of customer lists were recorded and are being amortized on a straight-line basis over three to five years.

(4)   Goodwill and Intangible Assets

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

The following is a reconciliation of reported net income and earnings per share to net income and earnings per share adjusted as if SFAS No. 142 had been in effect on January 1, 2001 (in thousands except per share amounts):

                                                Three months ended            Nine months ended
                                                   September 30,                 September 30,
                                             -------------------------    --------------------------
                                                2002           2001          2002            2001
                                             ----------     ----------    ----------      ----------
Net income:
    As reported                              $    7,936          5,749    $   22,393          15,424
    Add back: Goodwill amortization                  --          1,187            --           3,555
                                             ----------     ----------    ----------      ----------
    Adjusted net income                      $    7,936          6,936    $   22,393          18,979
                                             ==========     ==========    ==========      ==========

Basic earnings per share:
    As reported                              $     0.32           0.23    $     0.90            0.62
    Add back: Goodwill amortization                  --           0.05            --            0.15
                                             ----------     ----------    ----------      ----------
    Adjusted basic earnings per share        $     0.32           0.28    $     0.90            0.77
                                             ==========     ==========    ==========      ==========

Diluted earnings per share:
    As reported                              $     0.31           0.23    $     0.88            0.62
    Add back: Goodwill amortization                  --           0.05            --            0.14
                                             ----------     ----------    ----------      ----------
    Adjusted diluted earnings per share      $     0.31           0.28    $     0.88            0.76
                                             ==========     ==========    ==========      ==========

The following tables set forth information regarding the Company's amortizing intangible assets (in thousands):

                                                                 September 30,   December 31,
                                                                     2002           2001
                                                                 -------------   ------------
            Customer lists:
               Gross carrying amount                               $ 10,113       $  9,645
               Accumulated amortization                              (3,497)        (2,848)
                                                                   --------       --------
                   Net carrying amount                             $  6,616       $  6,797
                                                                   ========       ========

            Estimated intangible asset amortization expense
               for the year ended December 31:
                   2002                                            $    873
                   2003                                                 896
                   2004                                                 896
                   2005                                                 873
                   2006                                                 818

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following tables set forth information regarding the Company's goodwill (in thousands):

                                                           Financial
                                                Banking     services     Consolidated
                                                segment     segment         total
                                                -------    ---------     ------------
            Balances at January 1, 2002         $66,875        7,338        74,213

            Contingent earn-out adjustment           --         (112)         (112)
                                                -------      -------       -------

            Balances at September 30, 2002      $66,875        7,226        74,101
                                                =======      =======       =======

The Company has performed the required transitional goodwill impairment test as of January 1, 2002. Based upon the results of this test, the Company has determined that goodwill was not impaired.

(5)   Earnings Per Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands except per share amounts):

                                                               Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                             -----------------------       -----------------------
                                                               2002           2001           2002           2001
                                                             --------       --------       --------       --------
Net income available to common shareholders                  $  7,936          5,749       $ 22,393         15,424
                                                             ========       ========       ========       ========

 Weighted average shares outstanding basic and diluted:
     Total shares issued                                       29,756         29,756         29,756         29,756
     Unallocated ESOP shares                                     (856)          (908)          (867)          (921)
     Treasury shares                                           (3,949)        (4,085)        (4,003)        (4,125)
                                                             --------       --------       --------       --------

Total basic weighted average shares outstanding                24,951         24,763         24,886         24,710
                                                             --------       --------       --------       --------

     Incremental shares from assumed exercise of
          stock options                                           514            333            454            221
     Incremental shares from assumed vesting of
          restricted stock awards                                  80             92             84             83
                                                             --------       --------       --------       --------

Total diluted weighted average shares outstanding            $ 25,545         25,188       $ 25,424         25,014
                                                             ========       ========       ========       ========

Basic earnings per share                                     $   0.32           0.23       $   0.90           0.62
                                                             ========       ========       ========       ========

Diluted earnings per share                                   $   0.31           0.23       $   0.88           0.62
                                                             ========       ========       ========       ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(6)   New York State Bad Debt Tax Recapture

First Niagara is subject to special provisions in the New York State tax law that allows it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve"). First Niagara is required to repay this excess reserve if it does not maintain a certain percentage of qualified assets (primarily residential mortgages and mortgage-backed securities) to total assets, as prescribed by the tax law. In accordance with accounting guidelines, the Company is required to record a deferred tax liability for the recapture of this excess reserve when it can no longer assert that the test will continue to be passed for the "foreseeable future." As a result of the decision to combine its three banks, the Company could no longer make this assertion and accordingly, recorded a $1.8 million deferred income tax liability in the second quarter of 2002. It is anticipated that the tax liability will be repaid over a period of 10 to 15 years through lower bad debt deductions on the Company's tax return.

(7)   Segment Information

Based on the "Management Approach" model as described in the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, banking and financial services. The financial services segment includes the Company's insurance, third-party employee benefits administration and investment advisory subsidiaries, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services.

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following tables (in thousands):

                                                       Financial                Consolidated
For the three month period ended:         Banking      services   Eliminations     total
                                          -------      --------   ------------  ------------
September 30, 2002
    Interest income                       $41,914           27          (27)       41,914
    Interest expense                       18,884           --          (27)       18,857
                                          -------      -------      -------       -------
         Net interest income               23,030           27           --        23,057
    Provision for credit losses             1,729           --           --         1,729
                                          -------      -------      -------       -------
         Net interest income after
         provision for credit losses       21,301           27           --        21,328
    Noninterest income                      6,001        5,993          (14)       11,980
    Amortization of other
         intangibles                           --          227           --           227
    Other noninterest expense              16,131        4,902          (14)       21,019
                                          -------      -------      -------       -------
         Income before income taxes        11,171          891           --        12,062
    Income tax expense                      3,713          413           --         4,126
                                          -------      -------      -------       -------
         Net income                       $ 7,458          478           --         7,936
                                          =======      =======      =======       =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                       Financial                   Consolidated
For the three month period ended:          Banking      services    Eliminations       total
                                          ---------     --------    ------------   ------------
September 30, 2001
    Interest income                       $ 44,880            40           (40)        44,880
    Interest expense                        24,827            --           (40)        24,787
                                          --------      --------      --------       --------
         Net interest income                20,053            40            --         20,093
    Provision for credit losses              1,110            --            --          1,110
                                          --------      --------      --------       --------
         Net interest income after
         provision for credit losses        18,943            40            --         18,983
    Noninterest income                       4,953         5,230           (12)        10,171
    Amortization of goodwill and
         other intangibles                     967           473            --          1,440
    Other noninterest expense               14,224         4,321           (12)        18,533
                                          --------      --------      --------       --------
         Income before income taxes          8,705           476            --          9,181
    Income tax expense                       3,070           362            --          3,432
                                          --------      --------      --------       --------
         Net income                       $  5,635           114            --          5,749
                                          ========      ========      ========       ========

For the nine month period ended
September 30, 2002
    Interest income                       $126,983            82           (82)       126,983
    Interest expense                        59,086            --           (82)        59,004
                                          --------      --------      --------       --------
         Net interest income                67,897            82            --         67,979
    Provision for credit losses              4,989            --            --          4,989
                                          --------      --------      --------       --------
         Net interest income after
         provision for credit losses        62,908            82            --         62,990
    Noninterest income                      17,282        18,502           (29)        35,755
    Amortization of other
         intangibles                            --           649            --            649
    Other noninterest expense               46,935        14,502           (29)        61,408
                                          --------      --------      --------       --------
         Income before income taxes         33,255         3,433            --         36,688
    Income tax expense                      12,728         1,567            --         14,295
                                          --------      --------      --------       --------
         Net income                       $ 20,527         1,866            --         22,393
                                          ========      ========      ========       ========

For the nine month period ended
September 30, 2001
    Interest income                       $134,594           117          (117)       134,594
    Interest expense                        76,783            --          (117)        76,666
                                          --------      --------      --------       --------
         Net interest income                57,811           117            --         57,928
    Provision for credit losses              3,010            --            --          3,010
                                          --------      --------      --------       --------
         Net interest income after
         provision for credit losses        54,801           117            --         54,918
    Noninterest income                      14,655        16,326           (21)        30,960
    Amortization of goodwill and
         other intangibles                   2,857         1,418            --          4,275
    Other noninterest expense               43,717        13,220           (21)        56,916
                                          --------      --------      --------       --------
         Income before income taxes         22,882         1,805            --         24,687
    Income tax expense                       8,048         1,215            --          9,263
                                          --------      --------      --------       --------
         Net income                       $ 14,834           590            --         15,424
                                          ========      ========      ========       ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(8)   Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially recorded, the entity capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions for the disposal of a segment of a business in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. Additionally, SFAS No. 144 resolved various implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 were adopted on January 1, 2002 and had no effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" as amended by SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in APB Opinion No.
30. Additionally, SFAS No. 145 amends SFAS No. 13 "Accounting for Leases" to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 addresses a number of additional issues that were not substantive in nature. The provisions of this statement are effective at various dates in 2002 and 2003 and are not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." As a result, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the Statement. The Company does not currently have any SFAS No. 72 goodwill and as result the adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

                                                                          Three Months Ended September 30,
                                                 ---------------------------------------------------------------------------------
                                                                   2002                                      2001
                                                 ---------------------------------------     -------------------------------------
                                                    Average       Interest                      Average      Interest
                                                  outstanding      earned/       Yield/       outstanding     earned/      Yield/
                                                    balance         paid          rate          balance        paid         rate
                                                 -------------  ------------    --------     ------------   -----------   --------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments...................   $    208,145   $        930       1.77%     $     50,335   $       441      3.48%
   Investment securities (1)..................        171,291          1,572       3.67           217,261         2,871      5.28
   Mortgage-backed securities (1).............        285,164          3,670       5.15           313,649         5,060      6.45
   Loans (2)..................................      1,942,744         35,429       7.27         1,856,597        36,145      7.76
   Other interest-earning assets (3)..........         31,128            313       4.00            22,764           363      6.34
                                                 ------------   ------------                 ------------   -----------
     Total interest-earning assets............      2,638,472         41,914       6.33         2,460,606        44,880      7.28
                                                 ------------   ------------                 ------------   -----------

Allowance for credit losses...................        (19,967)                                    (18,560)
Other noninterest-earning assets (4)(5).......        276,221                                     273,810
                                                 ------------                                ------------
     Total assets.............................   $  2,894,726                                $  2,715,856
                                                 ============                                ============

Interest-bearing liabilities:
   Savings accounts...........................   $    634,107   $      3,488       2.18%     $    415,986   $     2,728      2.60%
   Interest-bearing checking..................        501,684          1,895       1.50           550,593         3,715      2.68
   Certificates of deposit....................        877,185          7,759       3.51           889,081        11,922      5.32
   Mortgagors' payments held in escrow........         22,660             99       1.74            25,118           110      1.73
   Borrowed funds.............................        411,520          5,616       5.41           431,767         6,312      5.80
                                                 ------------   ------------                 ------------   -----------
     Total interest-bearing liabilities.......      2,447,156         18,857       3.06         2,312,545        24,787      4.25
                                                 ------------   ------------                 ------------   -----------

Noninterest-bearing demand deposits...........        121,324                                      92,875
Other noninterest-bearing liabilities (4).....         48,173                                      52,517
                                                 ------------                                ------------
     Total liabilities........................      2,616,653                                   2,457,937
Stockholders' equity (4)......................        278,073                                     257,919
                                                 ------------                                ------------
     Total liabilities and
stockholders' equity..........................   $  2,894,726                                $  2,715,856
                                                 ============                                ============
Net interest income...........................                  $     23,057                                $    20,093
                                                                ============                                ===========
Net interest rate spread......................                                     3.27%                                     3.03%
                                                                                =======                                    ======
Net earning assets............................   $    191,316                                $    148,061
                                                 ============                                ============
Net interest income as a percentage of
   average interest-earning assets............                          3.50%                                      3.28%
                                                                ============                                ===========
Ratio of average interest-earning assets
   to average interest-bearing liabilities....        107.82%                                     106.40%
                                                 ============                                ============

                                                                            Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------------
                                                                   2002                                       2001
                                                 ---------------------------------------     -------------------------------------
                                                    Average       Interest                      Average      Interest
                                                  outstanding      earned/       Yield/       outstanding     earned/      Yield/
                                                    balance         paid          rate          balance        paid         rate
                                                 -------------  ------------    --------     ------------   -----------   --------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments....................  $    135,330   $      1,886       1.86%      $     38,785   $     1,252      4.31%
   Investment securities (1)...................       198,433          6,187       4.16            205,149         8,276      5.38
   Mortgage-backed securities (1)..............       326,186         13,103       5.36            307,137        15,094      6.55
   Loans (2)...................................     1,904,983        104,971       7.36          1,840,457       108,731      7.89
   Other interest-earning assets (3)...........        26,242            836       4.26             24,420         1,241      6.80
                                                 ------------   ------------                  ------------   -----------
         Total interest-earning assets.........     2,591,174        126,983       6.54          2,415,948       134,594      7.44
                                                 ------------   ------------                  ------------   -----------

Allowance for credit losses....................       (19,357)                                     (18,407)
Other noninterest-earning assets (4)(5)........       274,325                                      268,765
                                                 ------------                                 ------------
         Total assets..........................  $  2,846,142                                 $  2,666,306
                                                 ============                                 ============

Interest-bearing liabilities:
   Savings accounts............................  $    575,504   $     10,068       2.34%      $    413,932   $     8,130      2.63%
   Interest-bearing checking...................       519,629          6,320       1.63            543,974        12,859      3.16
   Certificates of deposit.....................       885,617         25,413       3.84            873,541        36,531      5.59
   Mortgagors' payments held in escrow.........        18,270            229       1.68             19,597           251      1.71
   Borrowed funds..............................       415,710         16,974       5.46            424,744        18,895      5.95
                                                 ------------   ------------                  ------------   -----------
         Total interest-bearing liabilities....     2,414,730         59,004       3.27          2,275,788        76,666      4.50
                                                 ------------   ------------                  ------------   -----------

Noninterest-bearing demand deposits............       112,156                                       86,820
Other noninterest-bearing liabilities (4)......        47,605                                       50,660
                                                 ------------                                 ------------
         Total liabilities.....................     2,574,491                                    2,413,268
Stockholders' equity (4).......................       271,651                                      253,038
                                                 ------------                                 ------------
         Total liabilities and stockholders'
         equity................................  $  2,846,142                                 $  2,666,306
                                                 ============                                 ============

Net interest income............................                 $     67,979                                 $    57,928
                                                                ============                                 ===========

Net interest rate spread.......................                                    3.27%                                      2.94%
                                                                                =======                                    =======

Net earning assets.............................  $    176,444                                 $    140,160
                                                 ============                                 ============

Net interest income as a percentage of
   average interest-earning assets.............                         3.50%                                       3.19%
                                                                ============                                 ===========

Ratio of average interest-earning assets
   to average interest-bearing liabilities.....        107.31%                                      106.16%
                                                 ============                                 ============

----------
(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Primarily includes Federal Home Loan Bank stock.
(4) Includes unrealized gains/losses on securities available for sale and interest rate swaps.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding at September 30, 2002 increased to $1.96 billion from the year-end December 31, 2001 balance of $1.87 billion. During the first nine months of 2002, the Company continued to shift its portfolio mix from one-to four-family real estate loans to higher yielding commercial real estate and commercial business loans ("commercial loans"). As a result, commercial loans increased $133.9 million or 23% from December 31, 2001 to September 30, 2002, while one-to four-family real estate loans decreased $54.5 million or 6% during the same period. This shift was primarily achieved through the Company's continued emphasis on commercial loan originations and management's asset/liability strategy of holding fewer longer-term fixed-rate residential real estate loans, which should benefit the Company during periods of higher interest rates. In addition to its commercial loan growth, the Company's home equity loans increased $20.2 million or 18% from December 31, 2001 to September 30, 2002, due to an increased emphasis on originations and the popularity of the Company's bi-weekly home equity loan product.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred costs, unearned discounts and allowances for credit losses) as of the dates indicated.

                                                       September 30, 2002                 December 31, 2001
                                                 ----------------------------       ----------------------------
                                                     Amount           Percent          Amount            Percent
                                                 -------------        -------       ------------         -------
                                                                       (Dollars in thousands)
Real estate loans:
   One-to four-family.....................       $     926,162           47.3%      $    980,638            52.4%
   Home equity............................             134,641            6.9            114,443             6.1
   Multi-family...........................             153,786            7.9            133,439             7.1
   Commercial.............................             302,197           15.4            259,457            13.9
   Construction...........................              94,046            4.8             64,502             3.5
                                                 -------------        -------       ------------         -------
      Total real estate loans.............           1,610,832           82.3          1,552,479            83.0
                                                 -------------        -------       ------------         -------

Consumer loans............................             172,104            8.8            182,126             9.7
Commercial business loans.................             174,867            8.9            135,621             7.3
                                                 -------------        -------       ------------         -------
       Total loans........................           1,957,803            100%         1,870,226             100%
                                                 -------------        =======       ------------         =======

   Net deferred costs and
          unearned discounts..............               2,355                             1,642
    Allowance for credit losses...........             (20,299)                          (18,727)
                                                 -------------                      ------------
       Total loans, net...................       $   1,939,859                      $  1,853,141
                                                 =============                      ============

Even with the Company's significant increase in higher risk commercial loans, its credit quality has remained strong. Non-accruing loans improved to $10.9 million, or 0.56% of total loans at September 30, 2002 from $11.5 million, or 0.61% of total loans at December 31, 2001. This decrease can be attributed to the Company's continued emphasis on credit quality and resolving classified credits. The allowance for credit losses, which amounted to 185.87% of non-accruing loans and 1.04% of total loans at September 30, 2002, is based upon management's review of the loan portfolio and to the best of management's knowledge, includes all known and inherent losses that are both probable and reasonable to estimate.

The Company's allowance for credit losses is continuously reviewed with consideration given to estimated losses inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions or other factors such as loan portfolio mix. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                         September 30, 2002        December 31, 2001
                                                                         ------------------        -----------------
          Non-accruing loans (1):                                                  (Dollars in thousands)
             One-to four-family.......................................      $      4,656             $       4,833
             Home equity..............................................               396                       491
             Commercial real estate and multi-family..................             2,187                     2,402
             Consumer ................................................               690                       510
             Commercial business......................................             2,992                     3,244
                                                                            ------------             -------------
                  Total...............................................            10,921                    11,480
          Non-performing assets.......................................               151                       665
                                                                            ------------             -------------
          Total non-accruing loans and non-performing assets..........      $     11,072             $      12,145
                                                                            ============             =============

          Total non-accruing loans and non-performing assets
             as a percentage of total assets..........................              0.38%                    0.42%
                                                                            ============             =============
          Total non-accruing loans to total loans ....................              0.56%                    0.61%
                                                                            ============             =============
          Allowance for credit losses to total loans..................              1.04%                    1.00%
                                                                            ============             =============
          Allowance for credit losses to non-accruing loans...........            185.87%                  163.13%
                                                                            ============             =============

----------
(1) Loans are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                             Nine months ended September 30,
                                                                            --------------------------------
                                                                                 2002              2001
                                                                            -------------      -------------
                                                                                 (Dollars in thousands)
             Balance at beginning of period..............................   $      18,727      $      17,746

             Net charge-offs:
                Charge-offs..............................................          (4,198)            (2,697)
                Recoveries...............................................             781                592
                                                                            -------------      -------------
                   Total net charge-offs.................................          (3,417)            (2,105)
             Provision for credit losses.................................           4,989              3,010
                                                                            -------------      -------------
             Balance at end of period....................................   $      20,299      $      18,651
                                                                            -------------      -------------
             Ratio of net charge-offs during the period annualized to
                average loans outstanding during the period..............           0.24%              0.15%
                                                                            =============      =============

Investing Activities

The Company's securities available for sale decreased from $693.9 million at December 31, 2001 to $437.9 million at September 30, 2002. This decrease was primarily a result of the maturity of $155.0 million of U.S. Treasury securities in the first quarter of 2002, the proceeds from which were used to pay down borrowings. Additionally, during the first three quarters of 2002 the Company restructured a portion of its investment portfolio by reinvesting the proceeds from the sales and accelerated principal prepayments received on long-term mortgage backed securities in short-term investments, in order to better match the maturity of the Company's short-term liabilities.

As of September 30, 2002, the cost of equity securities available for sale for the Company, totaled $5.6 million which included gross unrealized gains of $479 thousand and gross unrealized losses of $2.0 million. Under current OTS guidelines, First Niagara will no longer be permitted to hold equity securities beyond November 8, 2003. As a result, management will need to make the determination prior to that date whether to sell the securities or transfer them to FNFG in order to comply with OTS guidelines.

Funding Activities

Total deposits increased $148.7 million from $1.99 billion at December 31, 2001 to $2.14 billion at September 30, 2002. This increase was a result of the Company's focus on increasing its customer base, which included the opening of its 38th and 39th banking centers and the introduction of money market savings and "totally free" checking products.

Borrowed funds decreased $145.3 million to $413.7 million at September 30, 2002 from $559.0 million at December 31, 2001. This decrease was a result of the maturity of $140.0 million of FHLB advances and reverse repurchase agreements during the first quarter of 2002 that were utilized to purchase U.S. Treasury securities during the fourth quarter of 2001.

Equity Activities

Stockholders' equity increased to $279.2 million at September 30, 2002 compared to $260.6 million at December 31, 2001. This increase was primarily attributable to net income during the first three quarters of 2002 of $22.4 million, partially offset by common stock dividends of $0.32 per share, which reduced stockholders' equity by $8.0 million. Additionally, stockholders' equity was positively impacted by $3.1 million from the exercise of stock options and vesting of restricted stock and ESOP shares. Finally, stockholders' equity increased as a result of a decrease in interest rates during the first three quarters of the year, which caused a $1.0 million (net of tax) increase in the fair market value adjustment in equity of the Company's investment securities available for sale, primarily comprised of fixed interest rate investments.

Results of Operations for the Three Months Ended September 30, 2002

Net Income

Net income for the quarter ended September 30, 2002 increased 38% to $7.9 million, or $0.31 per diluted share from $5.7 million, or $0.23 per diluted share for the third quarter of 2001. As discussed in note 4 of the condensed consolidated financial statements, filed herewith in Part I, Item 1, on January 1, 2002, the Company adopted SFAS No. 142, which no longer permits goodwill to be amortized. After adjusting the third quarter of 2001 results to exclude goodwill amortization, net income for the current quarter increased $1.0 million or 14% from the third quarter of 2001. Net income for the third quarter of 2002 represented an annualized return on average stockholders' equity of 11.32% as compared to 10.67% for the same period of 2001, adjusted for goodwill amortization.

Net Interest Income

Net interest income rose 15% to $23.1 million for the quarter ended September 30, 2002 from $20.1 million for the same period in 2001. Additionally, the Company's net interest margin increased to 3.50% for the third quarter of 2002 from 3.28% for the third quarter of 2001. The increase in net interest income and margin resulted primarily from a 24 basis point increase in net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2001 and the first three quarters of 2002. Additionally, the Company's net interest rate spread benefited from the Company's strategic initiative to shift its loan portfolio mix from lower yielding residential mortgages to higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $148.1 million for the third quarter of 2001 to $191.3 million for the same period in 2002. This increase in average net earning assets is primarily due to a $28.4 million increase in average noninterest-bearing demand deposits for the same period as a result of increased commercial business and the introduction of a "totally free" checking account product near the end of 2001.

Interest income decreased $3.0 million for the quarter ended September 30, 2002 compared to the same period in 2001. This decrease reflects a 95 basis point decrease in the overall yield on interest-earning assets from 7.28% for the three months ended September 30, 2001 to 6.33% for the same period in 2002. This decrease primarily resulted from the lower interest rate environment, which caused the Company's variable rate interest-earning assets to reprice at lower rates and fixed rate interest earning assets to prepay faster, the funds from which were placed in lower yielding short-term investments with minimal extension risk or potential market value fluctuations in case of rising interest rates. These decreases were partially offset by the shift in loan portfolio mix to higher yielding commercial loans. This decreased yield on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.6 billion for the third quarter of 2002 from $2.5 billion for the same period in 2001.

Interest expense decreased $5.9 million from the third quarter of 2001 to the third quarter of 2002, primarily due to the 119 basis point decrease in the rate paid on interest-bearing liabilities from 4.25% to 3.06% for the same period, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.4 billion for the third quarter of 2002 from $2.3 billion for the same period in 2001.

Provision for Credit Losses

Net charge-offs for the third quarter of 2002 amounted to $1.1 million, or 0.23% of average loans outstanding, slightly higher than the $1.0 million, or 0.22% of average loans outstanding for the same period in 2001. Given the increase in non-accrual loans, compared to those outstanding at September 30, 2001, and the higher concentration of commercial loans, the Company increased the provision for credit losses to $1.7 million for the quarter ending September 30, 2002, from $1.1 million for the same quarter in 2001. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

For the third quarter of 2002, the Company had $12.0 million in noninterest income, an increase of 18% over the $10.2 million for the same period in 2001. This increase primarily resulted from the addition of new commercial and retail banking products and services, a strong refinance market, as well as the Company's continued emphasis on its mutual fund, annuity and insurance businesses. These increases were partially offset by the Company's decision to eliminate its covered call option program in 2002 and lower investment advisory and fiduciary services income, due to weak equity markets. Noninterest income was negatively impacted during the quarter ended September 30, 2002 by pretax losses (net of gains) incurred on the sale of investment securities of $311 thousand, primarily due to the sale of a corporate bond, which fell below the Company's investment grade limit, and losses on three equity securities which management deemed to be other than temporarily impaired during the quarter. These losses were partially offset by gains realized from the sale of mortgage-backed securities.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2002 was $21.2 million as compared to $20.0 million for the comparable period of 2001. Adjusting the third quarter of 2001 amounts to exclude goodwill amortization, noninterest expense for the third quarter of 2002 increased $2.5 million primarily due to a $1.7 million increase in salaries and benefits and a $444 thousand increase in technology and communications expenses. These increases were mainly a result of internal growth, which included the opening of two banking centers, and an upgrading of systems to prepare for future planned expansion. Additionally, salaries and benefits expense increased as a result of the Company's higher stock price during 2002, which caused ESOP and restricted stock expenses to increase. The Company's efficiency ratio improved to 60.1% for the quarter ended September 30, 2002 from 62.3% for the same quarter in 2001, adjusted for the new accounting for goodwill.

Income Taxes

The effective tax rate increased to 34.2% for the third quarter of 2002 compared to 33.1% for the third quarter of 2001, adjusted for goodwill amortization. This increase in the effective tax rate is mainly a result of First Niagara no longer being able to take advantage of special provisions in the New York State tax law that allowed it to deduct bad debt expenses in excess of those actually incurred in previous years, as discussed further in note 6 of the condensed consolidated financial statements filed herewith in Part I, Item 1.

Results of Operations for the Nine Months Ended September 30, 2002

Net Income

Net income for the nine month period ended September 30, 2002 increased 45% to $22.4 million, or $0.88 per diluted share from $15.4 million, or $0.62 per diluted share for the same period of 2001. Adjusting the first three quarters of 2001 results to exclude goodwill amortization, net income for the current nine month period increased $3.4 million or 18% from the first three quarters of 2001. Net income for the first nine months of 2002 represented an annualized return on average stockholders' equity of 11.02% as compared to 10.03% for the same period of 2001, adjusted for goodwill amortization.

Net Interest Income

Net interest income rose 17% to $68.0 million for the nine month period ended September 30, 2002 from $57.9 million for the same period in 2001. Additionally, the Company's net interest margin increased to 3.50% for the first three quarters of 2002 from 3.19% for the first three quarters of 2001. The increase in net interest income and margin resulted primarily from a 33 basis point increase in net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2001 and the first nine months of 2002. Additionally, the Company's net interest rate spread benefited from the Company's strategic initiative to shift its loan portfolio mix from lower yielding residential mortgages to higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $140.2 million for the first three quarters of 2001 to $176.4 million for the same period in 2002. This increase in average net earning assets is primarily due to a $25.3 million increase in average noninterest-bearing demand deposits for the same period as a result of increased commercial business and the introduction of a "totally free" checking account product near the end of 2001.

Interest income decreased $7.6 million for the nine month period ended September 30, 2002 compared to the same period in 2001. This decrease reflects a 90 basis point decrease in the overall yield on interest-earning assets from 7.44% for the nine months ended September 30, 2001 to 6.54% for the same period in 2002. This decrease primarily resulted from the lower interest rate environment, which caused the Company's variable rate interest-earning assets to reprice at lower rates and fixed rate interest earning assets to prepay faster, the funds from which were placed in lower yielding short-term investments with minimal extension risk or potential market value fluctuations in case of rising interest rates. These decreases were partially offset by the shift in loan portfolio mix to higher yielding commercial loans. This decreased yield on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.6 billion for the first three quarters of 2002 from $2.4 billion for the same period in 2001.

Interest expense decreased $17.7 million from the first three quarters of 2001 to the first three quarters of 2002, primarily due to the 123 basis point decrease in the rate paid on interest bearing liabilities from 4.50% to 3.27% for the same period due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.4 billion for the nine month period ended September 30, 2002 from $2.3 billion for the same period in 2001.

Provision for Credit Losses

Net charge-offs for the first nine months of 2002 amounted to $3.4 million compared to $2.1 million for the same period in 2001. This increase was primarily a result of an increase in the amount of commercial loans outstanding and the weaker economy. As a percentage of average loans outstanding, annualized net charge-offs increased to 0.24% for the nine months ended September 30, 2002 from 0.15% for the same period in 2001. Given the $2.4 million increase in non-accrual loans from September 30, 2001 to September 30, 2002 and the higher concentration of commercial loans, the Company increased the provision for credit losses to $5.0 million for the first three quarters of 2002, from $3.0 million for the same three quarters in 2001.

Noninterest Income

For the first three quarters of 2002 the Company had $35.8 million in noninterest income, an increase of 15% over the $31.0 million for the same period in 2001. This increase primarily resulted from internal growth, which included the addition of new commercial and retail banking products and services, as well as the Company's continued emphasis on its mutual fund, annuity and insurance businesses. Additionally, during the second quarter of 2002, the Company's insurance agency realized an additional $383 thousand from the receipt of 2001 contingent profit sharing, as actual loss experience was better than originally projected. These increases were partially offset by the Company's decision to eliminate its covered call option program in 2002 and to hold more direct finance leases it originates versus selling them service released to third parties and recognizing commission income. Additionally, noninterest income was negatively impacted by the weak equity markets, which caused investment and fiduciary services income to decline $259 thousand when comparing the first nine months of 2002 to the same period of 2001.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2002 was $62.1 million as compared to $61.2 million for the comparable period of 2001. Adjusting 2001 amounts to exclude goodwill amortization, noninterest expense for the first three quarters of 2002 increased $4.4 million primarily due to a $3.3 million increase in salaries and benefits and a $1.1 million increase in technology and communications expenses. The increase in salaries and benefits was a result of internal growth, which included the opening of two new banking centers, $474 thousand of severance costs, incurred as a result of the Company consolidating its three banks, and the increase in the Company's stock price, which caused ESOP and restricted stock expense to increase. These increases in salaries and benefits were partially offset by $1.0 million in pension plan curtailment gains realized in 2002. The increase in technology and communications expense was a result of the opening of the two new banking centers and an upgrading of systems to prepare for future planned expansion. The Company's efficiency ratio improved to 59.7% for the nine months ended September 30, 2002 from 64.8% for the same period in 2001, adjusted for the new accounting for goodwill. Excluding the non-recurring severance costs and pension plan curtailment gain, this ratio improved to 60.2% for the first nine months of 2002.

Income Taxes

The effective tax rate increased to 39.0% for the first three quarters of 2002 compared to 32.8% for the same period in 2001, adjusted for goodwill amortization. Excluding the New York State bad debt tax recapture charge, the effective tax rate for the nine months ended September 30, 2002 increased to 34.1% as First Niagara was no longer able to take advantage of special provisions in the New York State tax law that allowed it to deduct bad debt expenses in excess of those actually incurred in previous years, as discussed further in note 6 of the condensed consolidated financial statements filed herewith in Part I, Item 1.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first three quarters of 2002, loan originations totaled $522.0 million compared to $389.2 million for the first three quarters of 2001. However, loans only increased $87.6 million as loan originations were partially offset by increased principal payments received on loans and the sale of fixed-rate residential mortgages. Purchases of investment securities totaled $330.8 million during the first three quarters of 2002 as funds obtained from deposits as well as the sale, maturity and payments received on securities available for sale were reinvested in shorter-term investments.

Deposit growth, the sales, maturity and principal payments on loans and investment securities were used to fund the investing activities described above. During the first three quarters of 2002 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $586.1 million compared to $169.3 million for the same period in 2001. This increase from the prior year was primarily due to the maturity of $155.0 million of U.S. Treasury securities, the prepayments received on mortgage-backed securities due to the lower interest rate environment, as well as the Company's strategic decision to shorten the duration of its investment portfolio. Deposit growth, primarily the Company's savings accounts, provided $148.7 million of funding for the nine months ended September 30, 2002. In addition to the above funding sources, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and the MHC that provide funding sources, for lending, liquidity and asset/liability management.

In the ordinary course of business the Company extends commitments to originate one- to four-family mortgages, commercial loans and other consumer loans. As of September 30, 2002, the Company had outstanding commitments to originate loans of approximately $150.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $5.9 million at September 30, 2002.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $167.8 million at September 30, 2002 and generally have an expiration period of less than one year. The Company also issues standby letters of credit to third parties, which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $6.6 million at September 30, 2002 and generally have an expiration period greater than one year but less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2002, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $267.7 million.

At September 30, 2002, the Company and each of its banking subsidiaries exceeded all regulatory capital requirements. The current requirements and the actual levels for the Company are detailed in the following table.

                                                                         September 30, 2002
                                             ---------------------------------------------------------------------------
                                                                              Required           To be well capitalized
                                                                             for capital         under prompt corrective
                                                       Actual             adequacy purposes         action provisions
                                             ------------------------    ------------------      -----------------------
                                                Amount        Ratio       Amount     Ratio         Amount         Ratio
                                             -----------    ---------    ---------  -------      ----------      -------
                                                                       (Dollars in thousands)
Total Capital (to risk-weighted assets)....  $   214,297      11.81%     $ 145,170   8.00%       $  181,463       10.00%
Tier 1 Capital (to risk-weighted assets)...      193,998      10.69         72,585   4.00           108,878        6.00
Leverage Capital (to average assets).......      193,998       6.90         84,301   3.00           140,501        5.00

Critical Accounting Policies

Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgements. Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgement can have on the results of operations. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in Part I, Item 1, "Business" of the Company's annual report on Form 10-K, for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

The Asset-Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate swap agreements.

The accompanying table as of September 30, 2002 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market condition.

                                                         Calculated increase (decrease) at
                                                                September 30, 2002
                                              ------------------------------------------------------
                        Changes in
                      interest rates          Net interest income                 % Change
                    -------------------       -------------------         --------------------------
                                                           (Dollars in thousands)
                     +200 basis points            $      1,613                      1.8%
                     +100 basis points                     814                      0.9
                     -100 basis points                    (998)                    (1.1)
                     -200 basis points            $     (2,283)                    (2.5)%

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

      (a)   The following exhibits are filed herewith:

      Exhibits

            99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2  Summary of Quarterly Financial Data

      (b)   Reports on Form 8-K

            On July 2, 2002 the Company filed a Current Report on Form 8-K which disclosed that the Company took a $1.8 million tax charge during the second quarter of 2002 and reconfirmed earnings guidance of $1.21 per diluted share for 2002. Such Current Report, as an Item 7 exhibit included the Company's press release dated July 2, 2002.

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

            On September 18, 2002 the Company filed a Current Report on Form 8-K which disclosed that it filed a registration statement with the Securities and Exchange Commission with respect to its offering of common stock in connection with the Company's previously announced intent to conduct a "second-step" conversion. The Company also announced that it is filing an application with the OTS for approval of its Plan of Conversion, as well as for the previously announced agreement to acquire Finger Lakes Bancorp, Inc. Such Current Report, as an Item 7 exhibit included the Company's press release dated September 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 12, 2002        By: /s/ William E. Swan
                                   ---------------------------------------------
                                       William E. Swan
                                       Chairman, President and Chief Executive
                                       Officer


Date: November 12, 2002        By: /s/ Paul J. Kolkmeyer
                                   ---------------------------------------------
                                       Paul J. Kolkmeyer
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William E. Swan, Chairman, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of First Niagara Financial Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002          /s/ William E. Swan
                                 -------------------
                                 William E. Swan
                                 Chairman, President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul J. Kolkmeyer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of First Niagara Financial Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ Paul J. Kolkmeyer
                                   ---------------------
                                   Paul J. Kolkmeyer
                                   Executive Vice President, Chief Operating
                                   Officer and Chief Financial Officer