Form 10-K
period 2002-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2003-03-27
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ___________________ to ___________________

                         Commission File Number: 0-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                            Delaware                                              42-1556195
---------------------------------------------------------------    -------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization         (I.R.S. Employer Identification Number)

    6950 South Transit Road, P.O. Box 514, Lockport, NY                            14095-0514
---------------------------------------------------------------    -------------------------------------------
       (Address of Principal Executive Officer)                                    (Zip Code)

                                 (716) 625-7500
--------------------------------------------------------------------------------
                (Registrant's Telephone Number Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
Yes [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [_]

As of March 14, 2003, there were outstanding, 70,735,114 shares of the Registrant's Common Stock.

The aggregate market value of the 67,583,850 shares of voting stock held by non-affiliates of the Registrant was $784,648,499, as computed by reference to the last sales price on March 14, 2003, as reported by the NASDAQ National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are beneficial owners of more than 10% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy Statement:

                   Document                                                     Part
--------------------------------------------------           ----------------------------------------------------
Proxy Statement for the 2003 Annual                          Part III, Item 10
Meeting of Stockholders                                      "Directors and Executive Officers of the Registrant"

                                                             Part III, Item 11
                                                             "Executive Compensation"

                                                             Part III, Item 12
                                                             "Security Ownership of Certain Beneficial Owners and Management"

                                                             Part III, Item 13
                                                             "Certain Relationships and Related Transactions"

                                                                    TABLE OF CONTENTS

   ITEM                                                                                                               PAGE
  NUMBER                                                                                                             NUMBER
-----------                                                                                                        -----------

                                                                        PART I

    1      Business..............................................................................................       4

    2      Properties............................................................................................      22

    3      Legal Proceedings.....................................................................................      22

    4      Submission of Matters to a Vote of Security Holders...................................................      23

                                                                        PART II

    5      Market for Registrant's Common Equity and Related Stockholder Matters.................................      23

    6      Selected Financial Data...............................................................................      24

    7      Management's Discussion and Analysis of Financial Condition and Results of Operations.................      27

    7A     Quantitative and Qualitative Disclosure about Market Risk.............................................      45

    8      Financial Statements and Supplementary Data...........................................................      48

    9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................      91

                                                                        PART III

    10     Directors and Executive Officers of the Registrant....................................................      91

    11     Executive Compensation................................................................................      91

    12     Security Ownership of Certain Beneficial Owners and Management........................................      91

    13     Certain Relationships and Related Transactions........................................................      91

    14     Controls and Procedures...............................................................................      91

                                                                        PART IV

    15     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................      92

           Signatures............................................................................................      93

           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.....................................................................................      95

           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.....................................................................................      96


                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." At December 31, 2002, FNFG had consolidated assets of $2.9 billion, deposits of $2.1 billion and stockholders' equity of $283.7 million. First Niagara originally was organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized by First Niagara in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company, which was completed in April 1998. As part of the reorganization, FNFG sold shares of common stock to eligible depositors of First Niagara and issued approximately 53% of its shares of common stock to First Niagara Financial Group, MHC ("the MHC"), a mutual holding company. As a result of share repurchases subsequent to the reorganization, the MHC's ownership interest grew to 61% of the issued and outstanding shares of common stock of FNFG.

The Company utilized the proceeds raised in its initial offering to make three bank and five non-bank acquisitions between 1999 and 2001. In March 2000, FNFG acquired Albion Banc Corp, Inc., the holding company of Albion Federal Savings and Loan Association ("Albion"). Subsequent to the acquisition, Albion's two branch locations were merged into First Niagara's banking center network. In July 2000, FNFG acquired CNY Financial Corporation ("CNY"), the holding company of Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc. ("Iroquois"), the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, The Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG.

In June 2002, FNFG announced its decision to convert to a federal charter subject to Office of Thrift Supervision ("OTS") regulation, and to merge Cortland and Cayuga into First Niagara. The mergers of Cortland and Cayuga into First Niagara, as well as the conversion to federal charters for First Niagara and the MHC were approved by the OTS and were effective November 8, 2002. The conversion of FNFG to a federal charter was approved by stockholders' of the Company on January 9, 2003 and was effective January 17, 2003. The merger of the three banks will allow the Company to further promote the First Niagara brand and gain operational efficiencies, while the conversion to a federal charter provides the Company with greater corporate flexibility.

On July 21, 2002, the Boards of Directors of the MHC, FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form ("the Conversion"). In connection with the Conversion, the 61% ownership interest of the MHC in FNFG was sold to depositors of First Niagara and the public ("the Offering"). Completion of the Conversion and Offering was effective on January 17, 2003 and resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Share and per share data have not been restated in this annual report on Form 10-K to give retroactive recognition to the exchange ratio applied. Following the completion of the Conversion and Offering, FNFG was succeeded by a new, fully public, Delaware corporation with the same name and the MHC ceased to exist.

On January 17, 2003, in conjunction with the Conversion and Offering, the Company acquired Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. FLBC operated seven branch locations and had assets of $379.0 million and deposits of $259.8 million at December 31, 2002. Subsequent to the acquisition, SBFL was merged into First Niagara and its branch located in Cayuga County was merged into an existing First Niagara banking center. The SBFL branches bridged the Company's western and central New York markets and provided an initial branch presence in two additional central New York counties (Ontario and Seneca).

The business of FNFG consists of the management of First Niagara and its Financial Services Group. First Niagara's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. The Company's Financial Services Group focuses on the delivery of risk and wealth management products and services. The former consists primarily of consumer and commercial insurance products and services and the latter primarily consists of investment products and advisory services, and trust services. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in its market areas.

The Company maintains a website at www.fnfg.com and makes available, free of charge, through this website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These forms can be accessed within the Investor Relations portion of the Company's website by clicking on "SEC Filings."

First Niagara Bank

First Niagara was organized in 1870 as a New York State chartered mutual savings bank and operates as a wholly owned subsidiary of FNFG. Through demutualization, acquisitions, de novo expansion and the introduction of new products and services, First Niagara has become a full-service, multi-market community-oriented savings bank that provides financial services to individuals, families and businesses through 38 banking centers, a loan production office and 75 ATM's located in western and central New York. Giving effect to the merger of SBFL into First Niagara and the opening of an additional banking center in January 2003, First Niagara now conducts its business through 45 banking centers and 84 ATM's. As of December 31, 2002, First Niagara had $2.9 billion of assets, deposits of $2.1 billion, $270.9 million of stockholder's equity and employed over one thousand people.

First Niagara Bank Subsidiaries

First Niagara Securities, Inc. (formerly First Niagara Financial Services, Inc.) First Niagara Securities, Inc. ("FNS"), a wholly owned subsidiary of First Niagara incorporated in 1984, is engaged in the sale of annuities, mutual funds and other investment products, as well as insurance, through First Niagara's banking center network. FNS acts as an agent for third-party companies to sell and service their investment and insurance products.

First Niagara Funding, Inc. First Niagara Funding, Inc. is a wholly owned real estate investment trust ("REIT") of First Niagara incorporated in 1997 that primarily owns commercial mortgage loans. The REIT supplements its holdings of commercial real estate loans with fixed rate residential mortgages, home equity loans and commercial business loans.

First Niagara Leasing, Inc. First Niagara Leasing, Inc. ("FNL") was acquired by First Niagara on January 1, 2000 and provides direct financing in the commercial small ticket lease market to the equipment industry.

First Niagara Portfolio Management, Inc. (formerly First Niagara Securities, Inc.) First Niagara Portfolio Management, Inc., a wholly-owned subsidiary of First Niagara incorporated in 1984, is a New York State Article 9A company, which is primarily involved in the investment in U.S. government agency and Treasury obligations.

First Niagara Investment Advisors, Inc. (formerly Niagara Investment Advisors, Inc.) First Niagara Investment Advisors, Inc. ("FNIA") is a registered investment advisory firm that was acquired by First Niagara on May 31, 2000. FNIA specializes in equity, fixed-income and balanced portfolio accounts for individuals, pension plans, corporations, unions and charitable institutions.

NOVA Healthcare Administrators, Inc. NOVA Healthcare Administrators, Inc. ("NOVA") was acquired by First Niagara on January 1, 1999 in conjunction with its acquisition of Warren-Hoffman & Associates, Inc. NOVA provides third-party administration of employee benefit plans. Effective February 19, 2003, First Niagara sold NOVA to an independent third party, as it was not considered one of the Company's strategic core businesses of banking, investments or insurance.

First Niagara Risk Management, Inc. (formerly Warren-Hoffman & Associates, Inc.) First Niagara Risk Management, Inc. ("FNRM") was acquired on January 1, 1999 by First Niagara and is a full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. FNRM was founded in 1968 and serves commercial and personal clients throughout the Company's market areas. In July 2001, FNRM began offering consulting and risk management services to commercial customers in the areas of alternative risk and self-insurance. On January 1, 2001, FNRM acquired Allied Claim Services, Inc. ("Allied"), an independent insurance adjusting firm and third party administrator. Allied represents insurance companies and self-insured employers in the investigation, settlement and administration of claims brought under an insurance contract or as a self-insured. It operates primarily in the coverage areas of workers' compensation, automobile, general liability and property.

During 2001, FNFG organized all of its financial services activities, namely insurance, fiduciary and investment products and services, under one Financial Services Group directed by one dedicated executive. The Financial Services Group includes the operations of the Company's FNRM, FNIA and FNS subsidiaries and a trust department of First Niagara. This reorganization was done in order to maximize the Company's cross-selling capabilities and management of its financial services subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. These forward-looking statements can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include: statements of the Company's goals, intentions and expectations; statements regarding the Company's business plans, prospects, growth and operating strategies; statements regarding the asset quality of the Company's loan and investment portfolios; and estimates of the Company's risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in the Company's market areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce the Company's margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company's ability to enter new markets successfully and capitalize on growth opportunities; the Company's ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board ("FASB"); and changes in the Company's organization, compensation and benefit plans.

Because of these and other uncertainties, the Company's actual future results may be materially different from the results indicated by these forward-looking statements. Discussion of some of these uncertainties and others can be found in the "Risk Factors" section filed herewith beginning on page 19.

MARKET AREAS AND COMPETITION

The Company's primary lending and deposit gathering areas have historically been concentrated in the same counties as its banking centers. The Company faces significant competition in both making loans and attracting deposits. The upstate New York regions have a high density of financial institutions, some of which are significantly larger and have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Further competition may arise as a result of, among other things, Internet banking, the elimination of restrictions on the interstate operations of financial institutions, and legislation that permits affiliations between banks, securities firms and insurance companies.

The Company offers a variety of financial services to meet the needs of the communities it serves and function under a philosophy that includes a commitment to customer service and the community. Giving effect to the merger of SBFL into First Niagara and the opening of an additional banking center in January 2003, the Company presently operates 45 banking centers in eleven counties that span from Buffalo to Utica, New York where the aggregate deposit market provides significant scale to grow. The three largest cities in the markets the Company does business are Buffalo, Rochester and Syracuse. They have a combined total population of nearly 3.0 million and are the 36th, 40th and 59th largest Metropolitan Statistical Areas in the nation and the 1st, 2nd and 4th largest in New York State outside of New York City, respectively. In Niagara, Cayuga and Cortland Counties, the Company has one of the largest deposit market shares of 27%, 47% and 40%, respectively. Growth opportunity is most evident in the Buffalo/Erie, Rochester/Monroe, Utica/Oneida and Syracuse/Onondaga markets that respectively are $19.8 billion, $13.5 billion, $3.1 billion and $5.9 billion deposit markets.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination of one- to four-family residential, adjustable-rate commercial real estate and multi-family residential loans and short-term or variable rate commercial business loans and equipment leases to customers located within its primary market areas. The Company generally sells in the secondary market 20-30 year monthly fixed rate and 25-30 year bi-weekly fixed rate residential mortgage loans, and retains for its portfolio both commercial real estate and residential adjustable-rate loans and fixed-rate monthly 10-15 year residential mortgage loans, together with fixed-rate bi-weekly mortgage loans with maturities of 20 years or less. In line with its long-term customer relationship strategic focus, the Company retains the servicing rights on all residential mortgage loans sold, which results in monthly service fee income. The Company also originates for retention in its portfolio, home equity and consumer loans with the exception of education loans, which, as they enter their out of school repayment phase, are sold to the Student Loan Marketing Association ("Sallie Mae").

One- to Four-Family Real Estate Lending. The Company's primary lending activity has been the origination of mortgage loans to enable borrowers to finance one- to four-family, owner-occupied properties located in its primary market areas. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, monthly and bi-weekly, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500 thousand. The Company's bi-weekly mortgages, feature an accelerated repayment structure and a linked deposit account.

The Company currently offers both fixed and adjustable rate conventional and government guaranteed Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. One- to four-family residential loans are generally underwritten according to the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") uniform guidelines. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by FNMA and FHLMC secondary market standards. Private mortgage insurance ("PMI") and mortgage escrow accounts, from which disbursements are made for real estate taxes, hazard and flood insurance, are required for loans with loan-to-value ratios in excess of 80%.

The Company generally sells newly originated conventional, conforming 20-30 year monthly fixed, and 25-30 year bi-weekly, loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC. The Company intends to continue to sell into the secondary market its newly originated loans to assist in asset/liability management. In addition to removing a level of interest rate risk from the balance sheet, the operation of a secondary marketing function within the lending area allows the Company the flexibility to continue to make loans available to customers when deposit flows decline or funds are not otherwise available for lending purposes.

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

The Company currently offers several one- to four-family, adjustable-rate monthly and bi-weekly mortgage loan ("ARM") products secured by residential properties. The one- to four-family ARMs are offered with terms up to 30 years, with rates that adjust every one, five or seven years. After origination, the interest rate on one- to four-family ARMs is reset based upon a contractual spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial one, five, or seven year adjustment period of the loan.

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

The retention of ARMs in the Company's portfolio helps to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because, as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARMs, which are converted to 25 to 30 year fixed-rate term loans, to either FNMA or FHLMC.

Home Equity Lending. The Company offers fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime rate, variable rate home equity lines of credit ("HELOCs") in its market areas. Both fixed-rate and floating rate home equity products are offered in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $150 thousand. PMI is required for all fixed rate home equity loans and HELOCs with combined first and second mortgage loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered with terms up to 30 years. The line may be drawn upon for 10 years, during which time principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining 20 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less.

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office complexes, and commercial and industrial real estate. The commercial real estate loans are predominately secured by properties such as office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as nursing homes, churches, mobile home parks, restaurants, motels/hotels and auto dealerships. The Company's current policy with regard to such loans is to emphasize geographic distribution within its market areas, diversification of property types and minimization of credit risk.

As part of the Company's ongoing strategic initiative to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year ARM products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 200 and 300 basis points over the then, current one, three or five year U.S. Treasury Constant Maturity Index subject to interest rate floors. The maximum term for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

The Company also offers commercial real estate and multi-family construction mortgage loans. Most construction loans are made as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan upon the completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction phase of the loan is made on a short-term basis, usually not exceeding 2 years, with floating interest rate levels generally established at a spread in excess of either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for permanent commercial mortgage loans, as well as a submission to the Company of completed plans, specifications and cost estimates related to the proposed construction. These items are used as an additional basis to determine the appraised value of the subject property. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

The Company has increased its emphasis on commercial real estate and multi-family lending desiring to invest in assets bearing higher interest rates, which are more sensitive to changes in market interest rates but are less susceptible to prepayment risk. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with one- to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. To help mitigate this risk, the Company has put in place concentration limits based upon loan types and property types and maximum amounts that may be lent to an individual or group of borrowers.

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect new and used automobile loans, mobile home loans, education loans and personal secured and unsecured loans.

Mobile home loans have shorter terms to maturity than traditional 30-year residential loans and higher yields than single-family residential mortgage loans. The Company generally offers mobile home loans in New York and New Jersey with fixed-rate, fully amortizing loan terms of 10 to 20 years. The Company has contracted with an independent third party to generate all mobile home loan applications. However, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator will, at the request of the Company, contact borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services, and as part of the origination and servicing contract, the Company pays the originator a fee at loan funding, of which generally 50% is deposited into a noninterest bearing escrow account, and is under the sole control of the Company to absorb future losses which may be incurred on the loans.

The Company participates in indirect automobile lending programs with New York State auto dealerships. These loans are underwritten by the Company's consumer lending officers in accordance with Company policy. The Company does not engage in sub-prime lending. The Company also purchases "A" quality lease paper through a third-party finance company. While the Company retains the credit risk associated with the auto leases, the residual risk, repossessions and remarketing remains the contractual responsibility of the financing company. Indirect auto loans have terms up to 72 months while auto leases have terms up to 60 months.

The Company originates personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of the loans range from 6 to 60 months and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts or certificates of deposit. Unsecured loans are only approved for more creditworthy customers.

The Company continues to be an active originator of education loans. Substantially all of the loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC") or the American Student Association ("ASA"). Under the terms of these loans, no repayment is due until the student graduates, with 98% of the principal guaranteed by NYSHESC or ASA. The Company's general practice is to sell these education loans to Sallie Mae as the loans reach repayment status. The Company generally receives a premium of 0.50% to 1.25% on the sale of these loans.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles and mobile homes. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Loans. The Company offers commercial business term loans, letters of credit, equipment leases and lines-of-credit to small and medium size companies in its market areas, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans and lines-of-credit are made for the purpose of financing equipment acquisition, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate or LIBOR. Lines of credit expire after one year and generally carry a variable rate of interest indexed to the prime rate. The Company has recently increased its strategic focus to allocate a greater portion of available funds and personnel resources to both the commercial middle market and small business lending markets. To facilitate the Company's expansion of these areas, the Company has added commercial business products such as cash management, merchant services, wire transfer capabilities, business credit and debit cards, and Internet banking to enhance customer service.

The Company offers installment direct financing "small ticket" equipment leases, generally in amounts between $15 thousand to $125 thousand with terms no greater than 60 months, which are guaranteed by the principals of the lessee and collateralized by the leased equipment, and generally bear rates in excess of 8%. Given the Company's strategy to shift its loan portfolio mix to higher yielding commercial loans, this product line continues to be an area of focus.

In 2000, the Company began to dedicate more resources to commercial business and real-estate loans, which are 50% - 85% government guaranteed through the Small Business Administration ("SBA"). Terms of these loans range from one year to twenty-five years and generally carry a variable rate of interest indexed to the prime rate. This product allows the Company to better meet the needs of its small business customers in the market areas it serves, while protecting the Company from undue credit risk.

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

Consistent with regulatory guidelines, the Company provides for the classification of loans considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "watch" or "special mention" by management.

When the Company classifies problem loans as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with outstanding loans, but which, unlike specific allowances, have not been allocated to particular problem loans. When the Company classifies problem loans as a loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the loans classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with Company policy or applicable regulations.

The allowance for credit losses is established through a provision for credit losses based on management's evaluation of both known and inherent losses in the loan portfolio. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in determining the credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to include all known and inherent losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

Management's evaluation of the allowance for credit losses is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for credit losses consists of several elements. Both commercial business lines of credit, as well as all individual borrower commercial loan credit concentrations in excess of $1.0 million have annual credit reviews in accordance with Company policy. Non-accruing, impaired and delinquent commercial loans are reviewed individually every month and the value of any underlying collateral is considered in determining estimates of losses associated with those loans and the need, if any, for a specific reserve. Another element involves estimating losses inherent in categories of smaller balance homogeneous loans (one- to four-family, home equity, consumer) based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance for credit losses is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions (primarily upstate New York where the Company is subject to a high degree of concentration risk); seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of regulatory examinations.

INVESTMENT ACTIVITIES

General. The Company's investment policy, established by the Board of Directors of First Niagara, provides that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMOs"). Also permitted are investments in asset-backed securities ("ABSs"), backed by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The investment strategy generally utilizes a risk management approach of diversified investing between short-, intermediate- and long-term categories in order to increase overall investment yields in addition to managing interest rate risk. To accomplish these objectives, the Company's focus is on investments in mortgage-backed securities, CMOs and ABSs, while U.S. Government and other non-amortizing securities are utilized for call protection and liquidity purposes. The Company attempts to maintain a high degree of liquidity in its investment securities and generally does not invest in debt securities with expected average lives in excess of 10 years.

During 2002 emphasis was placed on investments with shorter durations as a result of the lower interest rate environment. Although this puts pressure on the Company's margins, in the long-run it should benefit the Company as interest rates rise. Additionally, as a result of converting to a federal charter in 2002, First Niagara is no longer permitted to hold equity securities beyond November 8, 2003. Accordingly, management transferred $1.6 million of equity securities owned by First Niagara to FNFG in January 2003.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations have historically been additional sources of funds. The Company has available lines of credit with the FHLB and Federal Reserve Bank ("FRB"), which can provide liquidity if the above funding sources are not sufficient to meet the Company's short-term liquidity needs.

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings accounts, negotiable order of withdrawal ("NOW") accounts, checking accounts, money market accounts, and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100 thousand at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company also provides commercial business, as well as totally free checking accounts.

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

FINANCIAL SERVICES GROUP

General. To complement its traditional core banking products, the Company offers a wide-range of insurance and investment products and services to help customers achieve their financial goals. These products and services are delivered through the Company's Financial Services Group, a business unit that is organized along the lines of Risk Management and Wealth Management. The goal of this unified financial services team is to help customers identify and achieve long- and short-range financial goals, regardless of their entry point or changing financial needs.

Risk Management. The Company's Risk Management services consists of the sale of personal and commercial insurance on an agency basis to individual consumers, as well as small and medium sized companies located in its market areas. The Company offers life, auto, home, long-term care, disability, key-person life, property insurance, and general liability business insurance, which includes product professional and umbrella policies. In addition to its insurance products sold, the Company provides claims investigation and adjusting services, as well as alternative risk management and self-insurance consulting services.

The revenue attributable to the Company's Risk Management services consists primarily of fees paid by clients and commissions, fees and contingent income paid by insurance companies. These revenues may be affected by premium rate levels in the insurance markets and available insurance capacity, since compensation is frequently related to the premiums paid by insureds. Revenue is also affected by insured values, the development of new products, markets and services, new and lost business, as well as merging of and the volume of business from new and existing clients. Contingent income includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the Company with that insurer and/or the profitability or loss to the insurer of the risks placed. Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business and achievement of contingent compensation thresholds, whereas expenses tend to be more uniform throughout the year. Commission rates vary in amount depending upon the type of insurance coverage provided, the particular insurer, the capacity in which the agent acts and negotiations with clients.

Wealth Management. The Company's Wealth Management services consist of the sale of mutual funds and annuities, including various individual retirement accounts and education savings plans. Additionally, the Company offers investment advisory services, trust services and individual managed account programs.

Revenue from the sale of mutual funds and annuities consist primarily of commissions paid by investment product providers. Revenue is affected by the development of new products, markets and services, new and lost business, marketing of new investment products, the relative attractiveness of the investment products offered under prevailing market conditions, changes in the investment patterns of clients and the flow of monies to and from accounts.

The investment management services are performed pursuant to advisory contracts, which provide for fees payable to the Company. The amount of the fees varies depending on the individual account and is usually based upon a sliding scale in relation to the level of assets under management. Investment management revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new clients. U.S. equity markets were volatile throughout 2002 and 2001 and declined in each of those years after several years of substantial growth. This volatility contributed to the decline in assets under management and, accordingly, to the reduction in revenue recognized by the Company. A continued decline in general market levels will reduce future revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management fees at appropriate levels. Assets managed by the Company aggregated approximately $132.9 million and $190.4 million as of December 31, 2002 and 2001, respectively.

The Company provides personal trust, employee benefit trust, and custodial services to clients in its market areas. Similar to its investment management services, trust revenue is derived primarily from investment management fees, which depend largely on the total value and composition of assets under management. Assets under management relating to trust services are included within the assets managed amounts reported above.

SEGMENT INFORMATION

Information about the Company's business segments is included in note 18 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." Based on the "Management Approach" model as described in the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, its banking activities and its financial services activities. Financial services activities consist of the results of the Company's insurance and investment advisory subsidiaries, as well as First Niagara's trust department, which were organized under one Financial Services Group in 2001. Banking activities consists of the results of FNFG's banking subsidiaries excluding financial services activities.

SUPERVISION AND REGULATION

General. As a result of the conversion of First Niagara to a federally chartered savings bank, FNFG became a savings and loan holding company. First Niagara is examined and supervised by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), while FNFG is examined and supervised by the OTS. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. First Niagara also is a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the FHLB System. First Niagara also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines First Niagara and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Niagara's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of First Niagara's loan documents.

Any change in these laws or regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and its operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, First Niagara may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. First Niagara also may establish subsidiaries that may engage in activities not otherwise permissible, including real estate investment and securities and insurance brokerage.

Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: A 1.5% tangible capital ratio, a 4% leverage ratio (3% for banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2002, First Niagara exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. First Niagara is in compliance with the loans-to-one-borrower limitations. As a result of the recently completed Offering, the Company's regulatory loans-to-one-borrower limit has increased to approximately $65.0 million (15% of unimpaired capital and surplus) as of January 31, 2003. However, given the Company's conservative underwriting standards and risk management philosophy, management and the Board of Directors has established an internal loans-to-one-borrower limit of approximately $43.5 million (10% of unimpaired capital and surplus) as of January 31, 2003.

Qualified Thrift Lender Test. As a federal savings bank, First Niagara is subject to a qualified thrift lender ("QTL") test. Under the QTL test, First Niagara must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

"Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Niagara also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if: The total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years; the bank would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: The savings bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution, the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. First Niagara received a "satisfactory" CRA rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. FNFG and its non-savings institution subsidiaries are affiliates of First Niagara. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

First Niagara's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Niagara's capital. In addition, extensions of credit in excess of certain limits must be approved by First Niagara's Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order for the removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OTS Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the bank's capital: well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital); adequately capitalized (at least 3% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital); undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital); significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A capital restoration plan must disclose, among other things, the steps an insured institution will take to become adequately capitalized without appreciably increasing the risk to which the institution is exposed. In addition, each company that controls the institution must guarantee that the institution will comply with the plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. Such guarantee could have a material adverse affect on the financial condition of such guarantor. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2002, First Niagara met the criteria for being considered "well-capitalized." The current requirements and the actual levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts. Deposit accounts in First Niagara are insured by the FDIC, primarily through the Bank Insurance Fund, generally up to a maximum of $100 thousand per separately insured depositor. First Niagara's deposits therefore are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate, as of January 1, 2002, of approximately 0.0182% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. First Niagara is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, First Niagara is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. First Niagara is in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as NOW and regular checking accounts. First Niagara is in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

Upon completion of the Conversion of First Niagara to a federally chartered savings bank, FNFG became a savings and loan holding company, subject to regulation and supervision by the OTS. The OTS has enforcement authority over FNFG and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to First Niagara.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley ("GLB") Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. FNFG is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Recent Legislation

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 ("the Patriot Act") was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation. In November 1999, the GLB Act of 1999 was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOA") was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters: Audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment, and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

TAXATION

Federal Taxation
General. FNFG and First Niagara are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FNFG and First Niagara.

Method of Accounting. For federal income tax purposes, First Niagara currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Bad Debt Reserves. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to this, First Niagara was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at First Niagara's taxable income. As a result of the Small Business Protection Act, First Niagara must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation required the recapture (over a six-year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. As of December 31, 2002, First Niagara had fully recaptured these excess reserves.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should First Niagara fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should First Niagara make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2002, First Niagara's federal pre-1988 reserve, which no federal income tax provision has been made, was approximately $7.7 million.

Minimum Tax. The Internal Revenue Code of 1986 imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Niagara has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and subsequent years) and forward to the succeeding 20 taxable years. At December 31, 2002, First Niagara had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends. FNFG may exclude from its income 100% of dividends received from First Niagara as a member of the same affiliated group of corporations.

Status of Internal Revenue Service Audits. FNFG's federal income tax returns have not been audited by the Internal Revenue Service during the last five years.

State Taxation
State of New York. FNFG will report income on a consolidated calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

RISK FACTORS

In addition to the various risks and uncertainties discussed throughout this Form 10-K, the Company is also subject to the following risk factors:

Commercial Real Estate, Commercial Business and Multi-Family Loans Expose the Company to Increased Credit Risks
The Company plans to continue its emphasis on the origination of commercial real estate, commercial business and multi-family loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company's borrowers have more than one commercial real estate, commercial business or multi-family loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

If the Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease.
The Company's loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, management relies on its loan quality reviews, experience and evaluation of economic conditions, among other factors. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for credit losses. Material additions to the allowance for credit losses would materially decrease the Company's net income.

Management's emphasis on continued diversification of the Company's loan portfolio through the origination of commercial real estate, multi-family and commercial business loans is one of the more significant factors management takes into account in evaluating the allowance for credit losses and provision for credit losses. As the Company further increases the amount of such types of loans, management may determine to make additional or increased provisions for credit losses, which could adversely affect the Company`s earnings.

In addition, bank regulators periodically review the Company's allowance for credit losses and may require it to increase the provision for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Company's results of operations and financial condition.

The Continuing Concentration of Loans in the Company's Primary Market Areas May Increase Risk
The Company's success depends primarily on the general economic conditions in upstate New York. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in upstate New York. The local economic conditions in upstate New York have a significant impact on the Company's loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company's control would impact these local economic conditions and could negatively affect the financial results of the Company's operations. Additionally, because the Company has a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company's earnings.

The Company targets its business lending and marketing strategy towards loans that primarily serve the banking and financial services needs of small- to medium-sized businesses in upstate New York. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Company's results of operations and financial condition may be adversely affected.

Changes in Interest Rates Could Adversely Affect the Company's Results of Operations and Financial Condition.
The Company's results of operations and financial condition are significantly affected by changes in interest rates. The Company's results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income. Management has taken steps to mitigate this risk such as holding fewer longer-term residential mortgages, as well as investing excess funds in short-term investments. As a result of these steps, as of December 31, 2002, the Company's net interest income simulation model indicates that the Company's net interest income would benefit from a rise in interest rates. See the "Quantitative and Qualitative Disclosure About Market Risk" section filed herewith in Part II, Item 7A, for further detail on the Company's interest rate risk management strategy.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2002, investment and mortgage-backed securities available for sale totaled $632.4 million. Unrealized gains on securities available for sale, net of tax, amounted to $4.2 million and are reported as a separate component of stockholders' equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

The Company's Ability to Grow May Be Limited if it Cannot Make Acquisitions
In an effort to fully deploy the additional capital raised in the Offering, and to increase its loan and deposit growth, the Company will continue to seek to expand its banking and financial services franchise by acquiring other financial institutions or branches primarily in the Company's market areas. The Company's ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating them. The Company competes with other financial institutions with respect to proposed acquisitions and cannot assure that it will be able to identify attractive acquisition candidates or make acquisitions on favorable terms. In addition, management cannot assure that it can successfully integrate any acquired institutions or branches into the Company's organization in a timely or efficient manner, that it will be successful in retaining existing customer relationships or that it can achieve anticipated operating efficiencies.

The Company May Have Difficulty Managing its Growth, Which May Divert Resources and Limit its Ability to Successfully Expand its Operations.
The Company expects to continue to experience significant growth in assets, deposits, customers and operations. There can be no assurance that the Company's ongoing banking center expansion strategy will be accretive to earnings, or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new banking center, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new banking center to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

The Company has incurred substantial expenses to build its management team and personnel, develop its delivery systems and establish its infrastructure to support future growth. The Company's future success will depend on the ability of its officers and key employees to continue to implement and improve operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. The Company may not be able to successfully implement improvements to its management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Thus, the Company cannot give assurances that its growth strategy will not place a strain on administrative and operational infrastructure or require the Company to incur additional expenditures beyond current projections to support future growth. The Company's future profitability will depend in part on its continued ability to grow and can give no assurance that it will be able to sustain its historical growth rate or even be able to grow at all.

Strong Competition Within the Company's Market Areas May Limit Growth and Profitability
Competition in the banking and financial services industry is intense. In the Company's market areas, it competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company and may offer certain services that it does not or cannot provide. The Company's profitability depends upon its continued ability to successfully compete in its market areas.

The Company Operates in a Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.
The Company is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, as insurer of its deposits. As a savings and loan holding company, FNFG is subject to regulation and supervision by the OTS. Such regulation and supervision govern the activities in which a savings bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company's operations.

The Company's operations are also subject to extensive regulation by other federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Management believe's that the Company is in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact the Company's operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, and SEC rules pertaining to public reporting disclosures. In addition, the FASB, is considering changes which may require, among other things, expensing the costs relating to the issuance of stock options. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company's business, financial condition or prospects.

Various Factors May Make Takeover Attempts More Difficult to Achieve
The Company's Board of Directors has no current intention to sell control of FNFG. Provisions of the Company's certificate of incorporation and bylaws, federal regulations and various other factors may make it more difficult for companies or persons to acquire control of FNFG without the consent of its Board of Directors. The factors that may discourage takeover attempts or make them more difficult include:

OTS regulations. OTS regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the OTS. In addition, the OTS has required, as a condition to approval of the conversion, that First Niagara maintain a federal thrift charter for a period of three years.

Certificate of incorporation and statutory provisions. Provisions of the certificate of incorporation and bylaws of FNFG and Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also make more difficult the removal of the current Board of Directors or management, or the appointment of new directors. These provisions include: limitations on voting rights of beneficial owners of more than 10% of FNFG common stock; supermajority voting requirements for certain business combinations; and the election of directors to staggered terms of three years. The Company's bylaws also contain provisions regarding the timing and content of stockholder proposals and nominations and qualification for service on the Board of Directors.

Required change in control payments. The Company has entered into employment agreements with certain executive officers that will require payments to be made to them in the event their employment is terminated following a change in control of FNFG or First Niagara. These payments may have the effect of increasing the costs of acquiring FNFG, thereby discouraging future attempts.

The Company May Fail to Realize the Anticipated Benefits of the Merger with FLBC The success of the merger with FLBC will depend on, among other things, the Company's ability to realize anticipated cost savings, to combine the businesses of First Niagara and SBFL in a manner that does not materially disrupt the existing customer relationships of SBFL nor result in decreased revenues resulting from any loss of customers, and permits growth opportunities to occur. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of FLBC's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

ITEM 2.  PROPERTIES

Both FNFG and First Niagara maintain their executive offices at an administrative center, located at 6950 South Transit Road, Lockport, New York. The administrative center, built in 1997, has 76 thousand square feet of space and is owned by First Niagara.

In addition to its banking center network, First Niagara leases eight offices and owns eight buildings that it utilizes for its financial services subsidiaries, back office operations, training, tenant rental and storage. The total square footage for these facilities is approximately 199 thousand square feet, which are located in Cayuga, Cortland, Erie, Niagara and Oneida Counties.

As of December 31, 2002, First Niagara conducted its business through 38 full-service banking centers, a loan production office and 75 ATM locations. Of the 38 banking centers, 13 are located in Erie County, 5 each in Cayuga, Niagara and Oneida Counties, 4 in Monroe County, 3 in Cortland County, 2 in Orleans County and 1 in Genesee County. Additionally, 22 of the banking centers are owned and 16 are leased. The loan production office is leased and located in Monroe County. Taking into consideration the merger of SBFL into First Niagara and the opening of an additional banking center in January 2003, First Niagara now conducts its business through 45 banking centers and 84 ATM's. The additional banking centers are located in Ontario (3), Seneca (1) and Tompkins
(3) Counties, of which 5 are leased and 2 are owned.

At December 31, 2002, the Company's premises and equipment had an aggregate net book value of $40.4 million. See note 6 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment and operating leases. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of FNFG was held on January 9, 2003. The Meeting was conducted for the purpose of considering and acting upon the approval of the plan of re-chartering and approval of the plan of conversion and reorganization. The following table reflects the tabulation of the votes with respect to each matter voted upon at the special meeting:


                                                                                               Number of votes (1)
                                                                         -----------------------------------------------------------
                           Matters considered                                    For                  Against             Abstain
-----------------------------------------------------------------        -------------------     ----------------     --------------
(1)  A plan of re-chartering by which                                          23,589,821             32,840               3,516
     FNFG will convert its charter from
     a Delaware corporation to a Federal
     corporation.

(2)  A plan of conversion and                                                  23,587,735             34,724               3,717
     reorganization pursuant to which
     the MHC will be merged into First
     Niagara and FNFG will be succeeded
     by a new Delaware corporation with
     the same name. As part of the
     conversion and reorganization,
     shares of common stock representing
     the MHC's ownership interest in
     FNFG will be offered for sale in a
     subscription and community
     offering.

(1)   For matters (1) and (2) there were no broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of FNFG is traded under the symbol of FNFG on the NASDAQ National Market. At March 14, 2003, FNFG had 70,735,114 shares of common stock outstanding and had approximately 12,982 shareholders of record. During 2002, the high and low sales price of the common stock was $32.10 and $15.70, respectively. FNFG paid dividends of $0.43 per common share during the year ended December 31, 2002. Share and per share data have not been restated in this annual report on Form 10-K to give retroactive recognition to the 2.58681 exchange ratio applied on January 17, 2003. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan. Set forth below is certain information as of December 31, 2002 regarding equity compensation to directors and employees of the Company that has been approved by stockholders.

                                                      Number of securities
                                                       to be issued  upon
                Equity compensation                       exercise of                                  Number of securities
                 plans approved by                    outstanding options         Weighted average     remaining available for
                   stockholders                            and rights              exercise price      issuance under the plan
---------------------------------------------------   --------------------        ----------------     -----------------------
First Niagara Financial Group, Inc.
      1999 Stock Option Plan........................      1,209,843                   $11.18                        17

First Niagara Financial Group, Inc. 1999
      Recognition and Retention Plan................        203,675 (1)            Not Applicable              160,399

First Niagara Financial Group, Inc. 2002
      Long-Term Incentive Stock Benefit Plan........        116,900                   $30.29                   717,496
                                                        --------------                                       ------------
         Total......................................      1,530,418                   $12.86                   877,912
                                                        ==============                                       ============

(1)   Represents shares that have been granted but have not yet vested.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           At or for the year ended December 31,
                                             -------------------------------------------------------------------
                                                 2002         2001          2000          1999           1998
                                                 ----         ----          ----          ----           ----
                                               (Dollar and share amounts in thousands, except per share amounts)
Selected financial condition data:
 Total assets ...........................    $2,934,795    $2,857,946    $2,624,686    $1,711,712    $1,508,734
 Loans, net .............................     1,974,560     1,853,141     1,823,174       985,628       744,739
 Securities available for sale:
    Mortgage-backed .....................       340,319       339,881       302,334       384,329       392,975
    Other ...............................       292,045       354,016       199,500       179,144       187,776
 Deposits ...............................     2,129,469     1,990,830     1,906,351     1,113,302     1,060,897
 Borrowings .............................       397,135       559,040       429,567       335,645       142,597
 Stockholders' equity ...................    $  283,696    $  260,617    $  244,540    $  232,616    $  263,825
 Common shares outstanding (5) ..........        25,005        24,802        24,667        25,658        28,716

Selected operations data:
 Interest income ........................    $  167,637    $  178,368    $  137,040    $  107,814    $   92,102
 Interest expense .......................        76,107        99,352        76,862        57,060        47,966
                                             ----------    ----------    ----------    ----------    ----------
    Net interest income .................        91,530        79,016        60,178        50,754        44,136
 Provision for credit losses ............         6,824         4,160         2,258         2,466         2,084
                                             ----------    ----------    ----------    ----------    ----------
 Net interest income after provision
  for credit losses .....................        84,706        74,856        57,920        48,288        42,052
 Noninterest income (1) .................        49,691        42,072        34,090        27,688         9,182
 Noninterest expense ....................        84,448        83,005        61,518        47,643        35,946  (4)
                                             ----------    ----------    ----------    ----------    ----------
 Income before income taxes .............        49,949        33,923        30,492        28,333        15,288
 Income taxes (2) .......................        19,154        12,703        10,973         9,893         4,906
                                             ----------    ----------    ----------    ----------    ----------
   Net income ...........................    $   30,795    $   21,220    $   19,519    $   18,440    $    10,382 (4)
                                             ==========    ==========    ==========    ==========    ===========
   Adjusted net income (3) ..............    $   30,795    $   25,962    $   21,633    $   18,992    $   10,382
                                             ==========    ==========    ==========    ==========    ===========
Stock and related per share data (5):
  Earnings per common share:
    Basic ...............................    $     1.24    $     0.86    $     0.79    $     0.69    $       --
    Diluted .............................          1.21          0.85          0.79          0.69            --
  Adjusted earnings per common share (3):
    Basic ...............................          1.24          1.05          0.87          0.71            --
    Diluted .............................          1.21          1.04          0.87          0.71            --
  Cash dividends ........................          0.43          0.36          0.28          0.14          0.06
  Book value ............................    $    11.35    $    10.51    $     9.91    $     9.07    $     9.19
  Market Price (NASDAQ: FNFG):
    High ................................    $    32.10    $    17.90    $    11.06    $    11.13    $    17.06
    Low .................................         15.70         10.75          8.25          9.00          8.38
    Close ...............................         26.12         16.83         10.81         10.25         10.50

                                                                              At or for the year ended December 31,
                                                              ----------------------------------------------------------------------
                                                              2002           2001           2000           1999         1998
                                                              ----           ----           ----           ----         ----
                                                                                        (Dollars in thousands)

Selected financial ratios and other data:
Performance ratios:
 Return on average assets ...........................          1.08%          0.79%          0.98%          1.13%         0.77 (4)
 Adjusted return on average assets (3) ..............          1.08           0.97           1.09           1.17          0.77 (4)
 Return on average equity ...........................         11.22           8.30           8.38           7.52          4.65 (4)
 Adjusted return on average equity (3) ..............         11.22          10.16           9.29           7.75          4.65 (4)
 Net interest rate spread ...........................          3.30           2.99           2.82           2.72          2.75
 Net interest margin ................................          3.52           3.25           3.26           3.33          3.48
 As a percentage of average assets:
    Noninterest income (6) ..........................          1.78           1.57           1.73           1.67          0.67
    Noninterest expense (3) .........................          2.96           2.92           2.98           2.89          2.68 (4)
                                                               ----           ----           ----           ----          ----
      Net overhead ..................................          1.18           1.35           1.25           1.22          2.01 (4)
 Efficiency ratio (3)(6) ............................         59.36          64.59          62.79          60.40         67.59 (4)
 Dividend payout ratio ..............................         34.68%         41.86%         35.44%         20.30%        16.60%

Capital Ratios (7):
 Total risk-based capital ...........................         11.34%         11.36%         11.13%         23.56%        32.88%
 Tier 1 risk-based capital ..........................         10.27          10.27           9.96          22.40         31.67
 Core (leverage) capital ............................          6.54           6.71           6.78          13.51         18.05
 Tangible capital ...................................          6.54            N/A            N/A            N/A           N/A
 Ratio of stockholders' equity to total assets ......          9.67%          9.12%          9.32%         13.59%        17.49%

Asset quality ratios:
 Total non-accruing loans ...........................    $    7,478     $   11,480     $    6,483     $    1,929    $    3,296
 Other non-performing assets ........................         1,423            665            757          1,073           589
 Allowance for credit losses ........................        20,873         18,727         17,746          9,862         8,010
 Net loan charge-offs ...............................    $    4,678     $    3,179     $      735     $      614    $      995
 Total non-accruing loans to total loans ............          0.38%          0.61%          0.35%          0.19%         0.44%
 Total non-performing assets as a percentage of total
    assets ..........................................          0.30           0.42           0.28           0.18          0.26
 Allowance for credit losses to non-accruing loans ..        279.13         163.13         273.73         511.25        243.02
 Allowance for credit losses to total loans .........          1.05           1.00           0.96           0.99          1.06
 Net charge-offs to average loans ...................          0.24%          0.17%          0.06%          0.07%         0.15%

Other data:
 Number of banking centers ..........................            38             37             36             18            18
 Full time equivalent employees .....................           945            919            930            625           402

                                                                 2002                                     2001
                                               ----------------------------------------    ----------------------------------------
                                                Fourth     Third      Second     First      Fourth     Third      Second     First
                                                quarter    quarter    quarter    quarter    quarter    quarter    quarter    quarter
                                               --------   --------   --------   --------   --------   --------   --------    -------
Selected Quarterly Data:                                            (In thousands except per share amounts)
-----------------------
Interest income ...........................    $40,654    $41,914    $42,536    $42,533    $43,774    $44,880    $44,627    $45,087
Interest expense ..........................     17,103     18,857     19,828     20,319     22,686     24,787     25,537     26,342
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income ..................     23,551     23,057     22,708     22,214     21,088     20,093     19,090     18,745
Provision for credit losses ...............      1,835      1,729      1,730      1,530      1,150      1,110        860      1,040
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income after
         provision for credit losses ......     21,716     21,328     20,978     20,684     19,938     18,983     18,230     17,705
Noninterest income (1) ....................     13,936     11,980     12,565     11,210     11,112     10,171     10,257     10,532
Noninterest expense .......................     22,167     21,019     20,154     20,235     20,393     18,552     19,083     19,299
Amortization of goodwill and other
intangibles ...............................        224        227        211        211      1,421      1,421      1,418      1,418
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Net income before income
         taxes ............................     13,261     12,062     13,178     11,448      9,236      9,181      7,986      7,520
Income taxes (2) ..........................      4,859      4,126      6,171      3,998      3,440      3,432      2,973      2,858
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Net income ...........................    $ 8,402    $ 7,936    $ 7,007    $ 7,450    $ 5,796    $ 5,749    $ 5,013    $ 4,662
                                               =======    =======    =======    =======    =======    =======    =======    =======
    Adjusted net income (3) ...............    $ 8,402    $ 7,936    $ 7,007    $ 7,450    $ 6,983    $ 6,936    $ 6,197    $ 5,846
                                               =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share (5):
     Basic ................................    $  0.34    $  0.32    $  0.28    $  0.30    $  0.23    $  0.23    $  0.20    $  0.19
     Diluted ..............................       0.33       0.31       0.28       0.30       0.23       0.23       0.20       0.19
Adjusted earnings per common share (3) (5):
    Basic .................................       0.34       0.32       0.28       0.30       0.28       0.28       0.25       0.24
    Diluted ...............................       0.33       0.31       0.28       0.30       0.28       0.28       0.25       0.24

Market price (5)
(NASDAQ:FNFG):
     High .................................    $ 32.04    $ 32.10    $ 29.99    $ 19.45    $ 17.45    $ 17.90    $ 15.99    $ 12.00
     Low ..................................      25.95      26.66      17.00      15.70      15.20      12.76      10.75      10.75
     Close ................................      26.12      31.59      27.76      17.44      16.83      15.87      15.53      11.19

Cash Dividends (5) ........................    $  0.11    $  0.11    $  0.11    $  0.10    $  0.10    $  0.09    $  0.09    $  0.08

(1) On October 25, 2002, the Company sold its Lacona Banking Center. In connection with this transaction, $2.6 million of assets and $26.4 million of deposits were sold, which resulted in a pre-tax gain of $2.4 million.
(2) First Niagara is subject to special provisions in the New York State tax law that allows it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve"). First Niagara is required to repay this excess reserve if it does not maintain a certain percentage of qualified assets (primarily residential mortgages and mortgage-backed securities) to total assets, as prescribed by the tax law. For accounting purposes, First Niagara is required to record a tax liability for the recapture of this excess reserve when it can no longer assert that the test will continue to be passed for the "foreseeable future." As a result of the Company's decision to combine its three subsidiary banks, First Niagara could no longer make this assertion and accordingly, recorded a $1.8 million tax liability in the second quarter of 2002. It is anticipated that this tax liability will be repaid over the next 10-15 years.
(3) With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company is no longer required to amortize goodwill. Accordingly, for the prior periods presented, goodwill amortization has been excluded from adjusted amounts for consistency purposes. The remaining amortization relates to identifiable intangible assets.
(4) FNFG completed its initial public offering on April 17, 1998. In connection with the completion of the conversion, FNFG contributed $4.0 million, net of applicable income taxes to the First Niagara Foundation. Noninterest expense includes $6.8 million for the one-time contribution of cash and common stock. The following presentation excludes the effect of the contribution, and the earnings per share calculation includes pro forma earnings of $0.10 per share for the period January 1, 1998 through April 17, 1998. (Dollars in thousands except per share amounts):

           Net income................................             $14,366
           Net income per share (5):
              Basic..................................             $ 0.50
              Diluted................................             $ 0.50
           Return on average assets..................               1.07%
           Return on average equity..................               6.43%
           As a percentage of average assets:
              Noninterest expense....................               2.18%
              Net overhead...........................               1.50%
           Efficiency ratio..........................              54.90%

(5) Share and per share data have not been restated to give retroactive recognition to the 2.58681 exchange ratio applied in the January 17, 2003 conversion.
(6)   Excludes net gain/loss on securities available for sale.
(7) Effective November 8, 2002, First Niagara converted to a federal charter subject to OTS capital requirements. These capital requirements apply only to First Niagara, and do not consider additional capital retained by FNFG. Prior to converting to federal charters, FNFG and First Niagara were required to maintain minimum capital ratios calculated in a similar manner to, but not entirely the same as, the framework of the OTS. Amounts prior to 2002 have not been recomputed to reflect OTS requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data." The Company's results of operations are dependent primarily on net interest income, the provision for credit losses, noninterest income and noninterest expenses. Additionally, results of operations are significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. As discussed further in note 2 of the "Notes to Consolidated Financial Statements," as a result of the Conversion and Offering former public stockholders of FNFG received an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Share and per share data have not been restated in this annual report on Form 10-K to give retroactive recognition to the exchange ratio.

ANALYSIS OF FINANCIAL CONDITION

Overview

Total assets increased to $2.93 billion at December 31, 2002 from $2.86 billion at December 31, 2001. This $76.8 million, or 3%, increase was primarily a result of a $15.9 million and $121.4 million increase in cash and cash equivalents and net loans, respectively, partially offset by a decrease in securities available for sale of $61.5 million. The increase in cash and cash equivalents is mainly attributable to the decrease in securities available for sale and a $138.6 million increase in deposits from December 31, 2001 to December 31, 2002, the excess funds from which were invested in short-term assets in anticipation of rising interest rates. During 2002, the Company continued to shift its loan portfolio mix from one- to four-family real estate loans to higher yielding commercial real estate, multi-family, commercial construction and commercial business loans (commercial loans). As a result, commercial loans increased $168.8 million or 29% from December 31, 2001 to December 31, 2002, while one- to four-family real estate loans decreased $55.7 million or 6% during the same period.

During 2001, total assets increased $233.3 million, or 9%, from $2.62 billion at December 31, 2000, primarily due to an increase in net loans and investment securities available for sale of $30.0 million and $192.1 million, respectively. Total liabilities increased from $2.4 billion at December 31, 2000 to $2.6 billion at December 31, 2001. Of this $217.2 million increase, approximately $84.5 million was attributable to growth in deposits, while $129.5 million can be attributed to an increase in borrowings.

Lending Activities

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                 At December 31,
                                -------------------------------------------------------------------------------------
                                         2002                  2001                 2000                  1999
                                --------------------  --------------------  --------------------  -------------------
                                   Amount    Percent     Amount    Percent   Amount      Percent    Amount    Percent
                                ----------   -------  ----------   -------  -------      -------  ---------   -------
                                                             (Dollars in thousands)

Real estate loans:
   One- to four-family ......   $  927,453    46.54%  $  980,638    52.44%  $1,089,607    59.21%  $ 609,742    61.55%
   Home equity ..............      136,986     6.87      114,443     6.12      104,254     5.67      22,499     2.27
   Multi-family .............      170,357     8.55      133,439     7.13      111,668     6.07      74,652     7.54
   Commercial ...............      303,136    15.21      259,457    13.87      217,759    11.83     120,758    12.19
   Construction (1) .........      107,200     5.38       64,502     3.45       35,059     1.91      28,413     2.87
                                ----------   ------   ----------   ------   ----------   ------   ---------   ------
Total real estate loans .....    1,645,132    82.55    1,552,479    83.01    1,558,347    84.69     856,064    86.42
Total consumer loans ........      169,155     8.49      182,126     9.74      188,129    10.22     110,233    11.13
Total commercial business
   loans ....................      178,555     8.96      135,621     7.25       93,730     5.09      24,301     2.45
                                ----------   ------   ----------   ------   ----------   ------   ---------   ------
Total loans .................    1,992,842   100.00%   1,870,226   100.00%   1,840,206   100.00%    990,598   100.00%
                                ==========   ======   ==========   ======   ==========   ======   =========   ======
Net deferred costs and
   unearned discounts .......        2,591                 1,642                   714                4,892
Allowance for credit losses .      (20,873)              (18,727)              (17,746)              (9,862)
                                ----------            ----------            ----------            ---------
Total loans, net ............   $1,974,560            $1,853,141            $1,823,174            $ 985,628
                                ==========            ==========            ==========            =========

                                   At December 31,
                                --------------------
                                        1998
                                --------------------
                                   Amount    Percent
                                ----------   -------
                                (Dollars in thousands)
Real estate loans:
   One- to four-family ......   $ 456,197     60.97%
   Home equity ..............      15,520      2.07
   Multi-family .............      72,672      9.71
   Commercial ...............      98,693     13.19
   Construction (1) .........      19,476      2.60
                                ---------    ------
Total real estate loans .....     662,558     88.54
Total consumer loans ........      79,059     10.58
Total commercial business
   loans ....................       6,616      0.88
                                ---------    ------
Total loans .................     748,233    100.00%
                                =========    ======
Net deferred costs and
   unearned discounts .......       4,516
Allowance for credit losses .      (8,010)
                                ---------
Total loans, net ............   $ 744,739
                                ========

(1) Construction loans consist primarily of commercial construction loans and to a lesser extent residential construction loans. See note 5 to the Consolidated Financial Statements.

Total loans outstanding at December 31, 2002 increased 7% to $1.99 billion from the December 31, 2001 balance of $1.87 billion. During 2002, the Company continued to shift its portfolio mix from one- to four-family real estate loans to higher yielding commercial real estate and commercial business loans to improve net interest margins and to diversify the loan portfolio. Commercial loans increased $168.8 million or 29% from December 31, 2001 to December 31, 2002, while one- to four-family real estate loans decreased $55.7 million or 6% during the same period. This shift was primarily achieved through continued emphasis on the origination of variable-rate commercial loans through the Company's Commercial Business Banking unit and management's asset/liability strategy of selling the majority of longer-term fixed rate residential mortgage loans originated, which should benefit the Company during periods of higher interest rates. Additionally, during 2002 home equity loans increased $22.5 million, or 20%, as a result of the low interest rate environment and sales efforts by the Company, while consumer loans decreased $13.0 million due to decreased emphasis on these types of loans.

During 2001, loans increased $30.0 million from $1.84 billion at December 31, 2000. This increase is mainly attributable to commercial loans, which increased $132.6 million, or 29% for 2001, which was almost entirely offset by a decrease in one- to four-family residential mortgage loans of $106.7 million for the same period. These variances were a result of management's strategy, which began in 2000, of transforming the Company's loan portfolio to become more commercial bank-like, as discussed above. Additionally, home equity loans increased $10.2 million, or 10%, from December 31, 2000 to December 31, 2001.

Allocation of Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category as of the dates indicated.

                                                                                At December 31,
                                                     -------------------------------------------------------------------------------
                                                            2002                         2001                       2000
                                                     ----------------------     -----------------------     ----------------------
                                                                   Percent                    Percent                     Percent
                                                                   of loans                   of loans                    of loans
                                                     Amount of     in each     Amount of      in each      Amount of      in each
                                                     allowance     category    allowance     category     allowance      category
                                                     for credit    to total    for credit     to total    for credit      to total
                                                      losses        loans        losses        loans        losses         loans
                                                     ---------     --------    ---------      --------    ----------     ----------
                                                                               (Dollars in thousands)

One- to four-family .........................        $ 1,828           47%       $ 1,996           53%     $ 3,248            59%
Home equity .................................            524            7            614            6          885             6
Commercial real estate and multi-family .....          4,917           29          4,824           24        4,027            19
Consumer ....................................          3,811            8          3,379           10        3,014            11
Commercial business .........................          7,329            9          4,883            7        4,307             5
Unallocated .................................          2,464           --          3,031           --        2,265            --
                                                     -------          ---        -------          ---      -------           ---
   Total ....................................        $20,873          100%       $18,727          100%     $17,746           100%
                                                     =======          ===        =======          ===      =======           ===

                                                                       At December 31,
                                                     -------------------------------------------------
                                                             1999                     1998
                                                     ------------------------   ----------------------
                                                                   Percent                   Percent
                                                                   of loans                  of loans
                                                     Amount of     in each    Amount of      in each
                                                     allowance     category   allowance      category
                                                     for credit    to total   for credit     to total
                                                      losses        loans      losses         loans
                                                     ---------    ---------   ---------      --------
                                                                     (Dollars in thousands)
One- to four-family .........................        $1,522            62%      $1,155         61%
Home equity .................................           352             2          237          2
Commercial real estate and multi-family .....         1,944            22        1,809         25
Consumer ....................................         1,739            12        1,177         11
Commercial business .........................         1,790             2          599          1
Unallocated .................................         2,515            --        3,033         --
                                                     ------           ---       ------        ---
   Total ....................................        $9,862           100%      $8,010        100%
                                                     ======           ===       ======        ===

The allowance for credit losses increased $2.1 million, or 11%, from $18.8 million at December 31, 2001 to $20.9 million at December 31, 2002. This increase is primarily attributable to a $2.4 million increase in the reserve on commercial business loans due to a 32% increase in the aggregate balance of these loans from the end of 2001, as well as the increased charge-offs experienced on these loans in 2002. Additionally, the amount of the allowance for credit losses allocated to consumer loans increased $432 thousand from the end of 2001 to the end of 2002 as a result of the increased charge-offs relating to the Company's overdraft protection service. These increases were partially offset by a decrease in the amount of the allowance for credit losses allocated to one- to four-family and commercial real estate loans as a result of a decline in the aggregate balance and the amount of non-accrual loans related to these loans, respectively. The allowance for credit losses increased as a percentage of total loans to 1.05% at December 31, 2002, compared to 1.00% at December 31, 2001.

The allowance for credit losses increased $981 thousand, or 6%, from December 31, 2000 to December 31, 2001. This increase can primarily be attributed to the increase in delinquent and non-accrual commercial loans in 2001. Additionally, the unallocated reserve increased $766 thousand as a result of the economic downturn in 2001 and the trend observed near the end of 2001 of increased balances in classified and non-accruing loans. These increases were partially offset by a decrease in the amount of allowance for credit losses allocated to one- to four-family residential mortgage loans primarily due to the decline in the aggregate balance of these loans.

While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all known and inherent losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets.

                                                          At December 31,
                                            ---------------------------------------------------
                                            2002        2001        2000      1999       1998
                                            ------     -------     ------     ------     ------
                                                        (Dollars in thousands)
Non-accruing loans (1):
   Real estate:
      One- to four-family ..............    $4,071     $ 4,833     $3,543     $  974     $1,459
      Home equity ......................       332         491        641        130         13
      Commercial and multi-family ......     1,225       2,402        926        640      1,706
   Consumer ............................       652         510        515         33         62
   Commercial business .................     1,198       3,244        858        152         56
                                            ------     -------     ------     ------     ------
Total non-accruing loans ...............     7,478      11,480      6,483      1,929      3,296
                                            ------     -------     ------     ------     ------

Non-performing assets:
   Real estate owned (2) ...............     1,423         665        757      1,073        589
                                            ------     -------     ------     ------     ------
Total non-performing assets (3) ........    $8,901     $12,145     $7,240     $3,002     $3,885
                                            ======     =======     ======     ======     ======

Total non-performing assets as a
   percentage of total assets (3) ......      0.30%       0.42%      0.28%      0.18%      0.26%
                                            ======     =======     ======     ======     ======

Total non-accruing loans to
   total loans (3) .....................      0.38%       0.61%      0.35%      0.19%      0.44%
                                            ======     =======     ======     ======     ======

(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
(2)   Real estate owned balances are shown net of related allowances.
(3) Excludes loans that are 90 days or more past due but are still accruing interest, which is primarily comprised of loans that have matured and the Company has not formally extended the maturity date. Regular principal and interest payments continue in accordance with the original terms of the loan. The Company continued to accrue interest on these loans as long as regular payments received were less than 90 days delinquent. These loans totaled $510 thousand, $221 thousand and $379 thousand at December 31, 2001, 2000 and 1999, respectively. There were no such loans at December 31, 2002 and 1998.

Non-accruing loans were $7.5 million at December 31, 2002 compared to $11.5 million at December 31, 2001. This decrease is the result of the Company's continued focus on credit quality and resolving classified credits, as well as the "deed in lieu" transfer to REO of a commercial real estate participation loan in the fourth quarter of 2002. This transfer resulted in a $1.9 million decrease in non-accrual loans from December 31, 2001 and caused REO and net charge-offs at and for the year ended December 31, 2002 to increase $975 thousand and $889 thousand, respectively. Interest income that would have been recorded if non-accrual loans had been performing in accordance with their original terms amounted to $182 thousand for the year ended December 31, 2002. The ratio of non-accruing loans to total loans decreased to 0.38% at December 31, 2002 from 0.61% at December 31, 2001.

Nonaccrual loans increased $5.0 million from December 31, 2000 to December 31, 2001. This increase was primarily attributable to the higher level of commercial loans at the end of 2001 compared to 2000. Interest income that would have been recorded if non-accrual loans had been performing in accordance with their original terms amounted to $604 thousand for the year ended December 31, 2001. The ratio of non-accruing loans to total loans increased to 0.61% at December 31, 2001 from 0.35% at December 31, 2000.

Investing Activities

Securities Portfolio. At December 31, 2002, all of the Company's security investments were classified as available for sale in order to maintain flexibility in satisfying future investment and lending requirements. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated.

                                                                                At December 31,
                                                   ---------------------------------------------------------------------
                                                            2002                    2001                    2000
                                                   --------------------    --------------------   ----------------------
                                                    Amortized   Fair       Amortized    Fair       Amortized    Fair
                                                      cost      value        cost       value        cost       value
                                                   ----------  --------    ----------  --------   -----------  ---------
Investment securities available for sale:                                       (Dollars in thousands)

Debt securities:
     U.S. Treasury ............................    $140,060    $140,054    $164,992    $165,120    $ 37,970    $ 38,216
     U.S. Government agencies .................      89,522      90,529      79,419      81,016      56,379      56,928
     Corporate ................................      14,665      14,563      27,264      27,026       8,209       8,193
     States and political subdivisions ........      32,957      34,566      26,696      27,208      23,548      23,948
                                                   ----------  --------    ----------  --------    ----------  --------

     Total debt securities ....................     277,204     279,712     298,371     300,370     126,106     127,285
                                                   ----------  --------    ----------  --------    ----------  --------

Asset-backed securities .......................       3,776       3,837      28,062      28,850      41,783      42,007
Equity securities .............................       3,677       3,497      21,530      20,325      23,547      25,764
Other securities ..............................       4,953       4,999       4,453       4,471       4,453       4,444
                                                   ----------  --------    ----------  --------    ----------  --------

      Total investment securities .............    $289,610    $292,045    $352,416    $354,016    $195,889    $199,500
                                                   ==========  ========    ==========  ========    ==========  ========

Average remaining life of investment
   securities (1) .............................    2.31 years              2.09 years              3.75 years
                                                   ==========              ==========              ==========

Mortgage-backed securities:
     FHLMC ....................................    $ 51,024    $ 52,960    $ 37,081    $ 38,339    $ 48,891    $ 49,526
     GNMA .....................................       9,910      10,569      16,094      16,799      22,645      23,016
     FNMA .....................................      12,619      13,790      18,213      19,169      18,668      19,447
     CMOs .....................................     262,161     263,000     265,489     265,574     215,181     210,345
                                                   ----------  --------    ----------  --------    ----------  --------

    Total mortgage-backed securities ..........    $335,714    $340,319    $336,877    $339,881    $305,385    $302,334
                                                   ==========  ========    ==========  ========    ==========  ========

Average remaining life of mortgage-
   backed securities (1) ......................    1.64 years              4.82 years              6.41 years
                                                   ==========              ==========              ==========

Net unrealized gains on available for sale
  securities ..................................    $  7,040                $  4,604                $    560
                                                   ----------              ----------              ----------

       Total securities available for sale ....    $632,364    $632,364    $693,897    $693,897    $501,834    $501,834
                                                   ==========  ========    ==========  ========    ==========  ========

Average remaining life of  investment
   securities available for sale (1) ..........    1.94 years              3.48 years              5.46 years
                                                   ==========              ==========              ==========

(1) Average remaining life does not include common stock or other securities available for sale and is computed utilizing estimated maturities and prepayment assumptions.

The Company's investment securities available for sale decreased from $693.9 million at December 31, 2001 to $632.4 million at December 31, 2002. This $61.5 million decrease was primarily a result of the Company restructuring its investment portfolio in 2002 by selling longer-term asset and mortgage backed securities and equity securities as part of its asset/liability management strategy and in order to comply with OTS regulations, which doesn't allow First Niagara to hold equity securities. Additionally, any excess funds generated during the year were used to purchase short-term investments (included in securities available for sale and federal funds sold and other short-term investments) in order to better match the maturities of the Company's short-term liabilities. As a result, the average estimated remaining life of the investment securities portfolio decreased from 3.48 years at December 31, 2001 to 1.94 years at December 31, 2002, which should benefit the Company during periods of higher interest rates. The unrealized gain on investment securities increased $2.4 million during 2002 mainly due to the declining interest rate environment, which caused the Company's fixed income securities to appreciate in value.

During 2001, the Company's investment securities portfolio increased $192.1 million from $501.8 million at December 31, 2000. This increase primarily resulted from the purchase of $155.0 million of U.S. Treasury securities in late 2001. Additionally, investment securities increased due to the investment of excess funds generated from the sale and prepayment of fixed rate residential real estate loans and the increase in deposits during 2001. These funds were invested in shorter-term investments (included in securities available for sale and federal funds sold and other short-term investments) in order to reduce the Company's interest rate risk. The unrealized gain on investment securities increased $4.0 million during 2001 mainly due to the declining interest rate environment.

Funding Activities

Deposits. The following tables set forth information regarding the average daily balance and rate of deposits by type for the years indicated.

                                                                  For the year ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                           2002                              2001                              2000
                              -------------------------------- -------------------------------- ------------------------------------
                                          Percent of                       Percent of                        Percent of
                                            total     Weighted               total    Weighted                 total       Weighted
                               Average     average    average    Average    average    average   Average      average       average
                               balance     deposits    rate      balance    deposits    rate     balance      deposits       rate
                              ----------- ----------  -------- ---------- ----------  -------- ----------    ----------    --------
                                                                   (Dollars in thousands)

Money market accounts ......  $  344,580    16.29%    1.87%    $  391,745     20.10%    3.66%  $  295,588      21.56%      5.02%
Savings accounts ...........     590,965    27.93     2.16        417,256     21.41     2.62      338,475      24.69       2.77
NOW accounts ...............     162,725     7.69     0.83        153,373      7.87     1.01      116,190       8.48       1.02
Noninterest-bearing accounts     115,977     5.48      --          90,023      4.62      --        46,799       3.41        --
                              ----------   ------              ----------     -----             ----------    ------
    Total transaction
     accounts ..............   1,214,247    57.39     1.69      1,052,397     54.00     2.55      797,052      58.14       3.19
Mortgagors' payments held in
  escrow ...................      17,579     0.83     1.69         19,198      0.98     1.71       14,959       1.09       1.74
                              ----------   ------              ----------     -----            ----------     ------
   Total ...................   1,231,826    58.22     1.69      1,071,595     54.98     2.53      812,011      59.23       3.16
                              ----------   ------              ----------     -----             ----------    ------

Certificates of deposit:
Less than 6 months .........     292,232    13.81     3.77        342,596     17.58     5.55      201,279      14.67        N/A
Over 6 through 12 months ...     231,044    10.92     3.45        241,709     12.40     5.34      168,686      12.31        N/A
Over 12 through 24 months ..     150,986     7.14     3.72        100,549      5.16     5.20       83,437       6.09        N/A
Over 24 months .............      38,128     1.80     4.85         34,295      1.76     5.56       18,046       1.32        N/A
Over $100,000 ..............     171,477     8.11     3.70        158,279      8.12     5.18       87,412       6.38        N/A
                              ----------   ------              ----------     -----            ----------     ------
   Total certificates of
     deposit ...............     883,867    41.78     3.71        877,428     45.02     5.39      558,860      40.77       5.47
                              ----------   ------              ----------     -----            ----------     ------
   Total average deposits ..  $2,115,693   100.00%    2.54%    $1,949,023    100.00%    3.82%  $1,370,871     100.00%      4.10%
                              ==========   ======              ==========    ======            ==========     ======

     N/A - Information is not available.

Total deposits increased $138.6 million from $1.99 billion at December 31, 2001 to $2.13 billion at December 31, 2002. This increase was a result of the Company's focus on increasing its customer base, which included the opening of two new banking centers and the introduction of a money market savings account in 2002. As a result, savings accounts increased $182.1 million from December 31, 2001 to December 31, 2002. Additionally, non-interest bearing deposits increased $24.3 million or 22% during 2002 as a result of a "totally free" checking product introduced in late 2001, an increase in commercial business relationships and the popularity of the Company's bi-weekly mortgage product, which generally results in new deposit relationships, as customers have loan repayments made directly from a deposit account. These increases were partially offset by the sale of the Lacona Banking Center in 2002, which was outside of the Company's strategic market area, and resulted in a $26.4 million deposit outflow.

Total deposits increased $84.5 million, or 4% during 2001 from $1.91 billion at December 31, 2000. This increase was generally across all product lines and was a result of the Company's focus on increasing its customer base, which included the opening of a new banking center. Additionally, noninterest-bearing deposits increased $23.7 million during 2001 primarily due to an increase in commercial business accounts and the popularity of the Company's bi-weekly mortgage product.

Borrowings. The following table sets forth certain information as to the Company's borrowings for the years indicated.

                                                     At or for the year ended December 31,
                                                     -------------------------------------
                                                       2002          2001          2000
                                                      --------     --------     --------
                                                              (Dollars in thousands)

        Period end balance:
        FHLB advances ............................    $236,003     $315,416     $294,876
        Reverse repurchase agreements ............     155,132      235,124      118,691
        Other borrowings .........................       6,000        8,500       16,000
                                                      --------     --------     --------
        Total borrowings .........................    $397,135     $559,040     $429,567
                                                      ========     ========     ========
        Maximum balance:
        FHLB advances ............................    $315,416     $315,416     $314,043
        Reverse repurchase agreements ............     235,124      235,124      137,365
        Other borrowings .........................       8,500       16,000       16,000

        Average balance:
        FHLB advances ............................    $249,974     $277,813     $224,014
        Reverse repurchase agreements ............     157,890      136,452      121,339
        Other borrowings .........................       6,201       11,278        2,606

        Period end weighted average interest rate:
        FHLB advances ............................        5.52%        5.01%        6.05%
        Reverse repurchase agreements ............        5.09%        3.97%        5.77%
        Other borrowings .........................        2.19%        3.01%        8.64%

Borrowed funds decreased to $397.1 million at December 31, 2002 from $559.0 million at December 31, 2001. This $161.9 million decrease, as well as the increase in period end weighted average interest rate, was the result of the maturity of $140.0 million of FHLB advances and reverse repurchase agreements during 2002, which had been utilized to purchase U.S. Treasury securities at the end of 2001. Excluding these funds, borrowings decreased $21.9 million as cash on hand, as well as funds from the decrease in investment securities and the increase in deposits for 2002, were more than adequate to meet the funding needs of the Company.

During 2001, borrowed funds increased $129.5 million from $429.6 million at December 31, 2000. This increase was almost exclusively attributable to the $140.0 million of FHLB advances and reverse repurchase agreements utilized to purchase U.S. Treasury securities near the end of 2001. Excluding these funds, borrowings decreased $10.5 million from December 31, 2000 to December 31, 2001.

Equity Activities

Stockholders' equity increased to $283.7 million at December 31, 2002 compared to $260.6 million at December 31, 2001. This increase was primarily attributable to net income during 2002 of $30.8 million partially offset by common stock dividends declared of $0.43 per share, which reduced stockholders' equity by $10.8 million. During 2002, stockholders' equity also increased $3.6 million from the exercise of stock options and vesting of restricted stock and ESOP shares. Additionally, a decrease in interest rates during 2002 resulted in a $1.5 million (net of tax) increase in the unrealized gain on investment securities available for sale included in accumulated other comprehensive income. This increase was partially offset by a $2.2 million (net of tax) reduction of accumulated other comprehensive income related to the minimum pension liability recorded by the Company due to the underfunded status of its defined benefit pension plan. This underfunded status was primarily a result of the weak equity markets and the lower interest rate environment over the last several years, which caused the fair value of the Company's pension plan assets to fall below the plans' accumulated benefit obligation. Accordingly, in the fourth quarter of 2002, the Company was required to record an additional minimum pension liability and a charge to stockholders' equity. As of December 31, 2002, the Company has met all ERISA minimum funding requirements. See note 16 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further details.

The increase in stockholders' equity of $16.1 million from December 31, 2000 to December 31, 2001 was primarily attributable to net income of $21.2 million. Additionally, accumulated other comprehensive income increased $2.4 million as a result of the increase in the unrealized gain on securities available for sale. These increases were partially offset by the payment of dividends of $9.0 million during 2001.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31,
2001

Net Income

Net income for the year ended December 31, 2002 increased 45% to $30.8 million, or $1.21 per diluted share from $21.2 million, or $0.85 per diluted share for the year ended December 31, 2001. On January 1, 2002, the Company was required to adopt a new accounting standard, which no longer permits goodwill to be amortized. Adjusting 2001 amounts to exclude the effects of goodwill amortization, similar to the 2002 results, net income for 2002 increased $4.8 million or 19% from 2001. Net income for 2002 represented an annualized return on average stockholders' equity of 11.22% as compared to 10.16% for 2001, adjusted for goodwill amortization. Net income growth in 2002 can mainly be attributed to a $12.5 million increase in net interest income as a result of the declining interest rate environment in 2002, expansion of the Company's noninterest income and effective cost control. During 2002 the Company recorded a $1.8 million tax charge related to the recapture of excess bad debt reserves for New York State tax purposes, triggered by its decision to combine its three banking subsidiaries. Additionally, during 2002 the Company realized $998 thousand in gains from the curtailment of its defined benefit pension plan, a $2.4 million gain from the sale of its Lacona Banking Center and recorded $1.0 million of losses from investment securities.

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

                                                                         For the year ended December 31,
                                                      ------------------------------------------------------------------------
                                                                        2002                                 2001

                                                         Average      Interest               Average      Interest
                                                       outstanding    earned/              outstanding    earned/
                                                         balance       paid    Yield/rate    balance       paid    Yield/rate
                                                      ------------    -------  ----------  ----------     -------  ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and other short-term
      investments .................................   $   137,639     $  2,446    1.78%   $    39,533     $  1,503    3.80%
  Investment securities (1) .......................       192,992        7,496    3.88        206,415       10,888    5.27
  Mortgage-backed securities (1) ..................       320,569       16,100    5.02        312,863       20,138    6.44
  Loans (2) .......................................     1,920,101      140,459    7.32      1,845,812      144,274    7.82
  Other interest-earning assets (3) ...............        25,841        1,136    4.40         24,544        1,565    6.38
                                                      -----------     --------  ------    -----------     --------   -----
    Total interest-earning assets .................     2,597,142     $167,637    6.45%     2,429,167     $178,368    7.34
                                                      -----------     --------  ------    -----------     --------   -----
Allowance for credit losses .......................       (19,815)                            (18,469)
Other noninterest-earning assets (4)(5) ...........       275,472                             268,633
                                                      -----------                         -----------
    Total assets ..................................   $ 2,852,799                         $ 2,679,331
                                                      ===========                         ===========
Interest-bearing liabilities:
  Savings accounts ................................   $   590,965     $ 12,750    2.16%   $   417,256     $ 10,919    2.62%
  NOW and money market accounts ...................       507,305        7,791    1.54        545,118       15,878    2.91
  Certificates of deposit .........................       883,867       32,774    3.71        877,428       47,284    5.39
  Mortgagors' payments held in escrow .............        17,579          296    1.69         19,198          328    1.71
  Borrowed funds ..................................       414,065       22,496    5.43        425,543       24,943    5.86
                                                      -----------     --------  ------    -----------     --------   -----
    Total interest-bearing liabilities ............     2,413,781     $ 76,107    3.15%     2,284,543     $ 99,352    4.35%
                                                      -----------     --------  ------    -----------     --------   -----
Noninterest-bearing deposits ......................       115,977                              90,023
Other noninterest-bearing liabilities .............        48,508                              49,128
                                                      -----------                         -----------
    Total liabilities .............................     2,578,266                           2,423,694
Stockholders' equity (4) ..........................       274,533                             255,637
                                                      -----------                         -----------
    Total liabilities and
            stockholders' equity ..................   $ 2,852,799                         $ 2,679,331
                                                      ===========                         ===========
Net interest income ...............................                   $ 91,530                            $ 79,016
                                                                      ========                            ========
Net interest rate spread ..........................                               3.30%                               2.99%
                                                                                ======                               =====
Net earning assets ................................   $   183,361                         $   144,624
                                                      ===========                         ===========
Net interest income as a percentage of average
    interest-earning assets .......................                       3.52%                               3.25%
                                                                      ========                            ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities ..................        107.60%                             106.33%
                                                      ===========                         ===========

                                                         For the year ended December 31,
                                                      ------------------------------------
                                                                        2000

                                                         Average      Interest
                                                        outstanding   earned/
                                                         balance       paid     Yield/rate
                                                       -----------   --------   ----------
                                                             (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and other short- term
      investments .................................    $    12,312    $    771    6.26%
  Investment securities (1) .......................        159,464       8,804    5.52
  Mortgage-backed securities (1) ..................        361,890      24,045    6.64
  Loans (2) .......................................      1,288,978     101,825    7.90
  Other interest-earning assets (3) ...............         24,186       1,595    6.59
                                                       -----------    --------   -----
    Total interest-earning assets .................      1,846,830    $137,040    7.42%
                                                       -----------    --------   -----
Allowance for credit losses .......................        (12,766)
Other noninterest-earning assets (4)(5) ...........        157,968
                                                       -----------
    Total assets ..................................    $ 1,992,032
                                                       ===========
Interest-bearing liabilities:
  Savings accounts ................................    $   338,475    $  9,380    2.77%
  NOW and money market accounts ...................        411,778      16,038    3.89
  Certificates of deposit .........................        558,860      30,593    5.47
  Mortgagors' payments held in escrow .............         14,959         261    1.74
  Borrowed funds ..................................        347,959      20,590    5.92
                                                       -----------    --------   -----
    Total interest-bearing liabilities ............      1,672,031    $ 76,862    4.60%
                                                       -----------    --------   -----
Noninterest-bearing deposits ......................         46,799
Other noninterest-bearing liabilities .............         40,253
                                                       -----------
    Total liabilities .............................      1,759,083
Stockholders' equity (4) ..........................        232,949
                                                       -----------
    Total liabilities and
            stockholders' equity ..................    $ 1,992,032
                                                       ===========
Net interest income ...............................                   $ 60,178
                                                                      ========
Net interest rate spread ..........................                               2.82%
                                                                                 =====
Net earning assets ................................    $   174,799
                                                       ===========
Net interest income as a percentage of average
    interest-earning assets .......................                       3.26%
                                                                      ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities ..................         110.45%
                                                          ========

(1)   Amounts shown are at amortized cost.
(2) Net of deferred costs, unearned discounts, negative balance deposits reclassified to loans and non-accruing loans.
(3)   Primarily includes FHLB stock.
(4)   Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings from which are reflected in other noninterest income, and non-accruing loans.

Net interest income rose 16% to $91.5 million for the year ended December 31, 2002 from $79.0 million for the year ended December 31, 2001. Additionally, the Company's net interest margin increased to 3.52% for 2002 from 3.25% for 2001. The increase in net interest income and margin resulted primarily from a 31 basis point increase in the net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2002. Additionally, the Company's net interest rate spread benefited in 2002 from the redeployment of funds from lower yielding residential mortgages into higher yielding commercial loans. The increase in net interest income and margin can also be attributed to the increase in average net earning assets from $144.6 million for 2001 to $183.4 million for 2002, which was primarily funded by a $26.0 million, increase in average noninterest-bearing demand deposits. Management anticipates that the Company's net interest margin will decline in 2003 as the proceeds from the stock offering are invested in lower yielding short-term investments with minimal extension risk, and as the Company's assets begin to reprice faster than its liabilities due to the continuation of the low interest rate environment and competitive interest rate floors on the Company's deposit products.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                               For the year ended December 31,
                                                           --------------------------------------------------------------------
                                                                      2002 vs. 2001                       2001 vs. 2000
                                                           -------------------------------      -------------------------------
                                                           Increase/(decrease)       Total      Increase/(decrease)     Total
                                                                  due to            increase            due to         increase
                                                            Volume        Rate    (decrease)   Volume         Rate    (decrease)
                                                            ------        ----    ----------   ------         ----    ----------
                                                                                        (In thousands)
Interest-earning assets:

   Federal funds sold and other short-term investments ..  $  2,095    $ (1,152)   $    943    $  1,136    $   (404)   $    732
   Investment securities ................................      (671)     (2,721)     (3,392)      2,499        (415)      2,084
   Mortgage-backed securities ...........................       485      (4,523)     (4,038)     (3,185)       (722)     (3,907)
   Loans ................................................     5,663      (9,478)     (3,815)     43,488      (1,039)     42,449
   Other interest-earning assets ........................        79        (508)       (429)         23         (53)        (30)
                                                           --------    --------    --------    --------   ---------    --------

Total interest-earning assets ...........................  $  7,651    $(18,382)   $(10,731)   $ 43,961    $ (2,633)   $ 41,328
                                                           --------    --------    --------    --------   ---------    --------
Interest-bearing liabilities:
   Savings accounts .....................................  $  3,968    $ (2,137)   $  1,831    $  2,076    $   (537)   $  1,539
   NOW and money market accounts ........................    (1,035)     (7,052)     (8,087)      4,464      (4,624)       (160)
   Certificates of deposit ..............................       345     (14,855)    (14,510)     17,169        (478)     16,691
   Mortgagors' payments held in escrow ..................       (27)         (5)        (32)         72          (5)         67
   Borrowed funds .......................................      (661)     (1,786)     (2,447)      4,554        (201)      4,353
                                                           --------    --------    --------    --------   ---------    --------
Total interest-bearing liabilities ......................  $  2,590    $(25,835)   $(23,245)   $ 28,335    $ (5,845)   $ 22,490
                                                           ========    ========    ========    ========   =========    ========
Net interest income .....................................                          $ 12,514                            $ 18,838
                                                                                   ========                            ========

Interest income decreased $10.7 million to $167.6 million for the year ended December 31, 2002 compared to $178.4 million for the year ended December 31, 2001. This reflects an 89 basis point decrease in the overall yield on interest-earning assets from 7.34% for 2001 to 6.45% for 2002. This primarily resulted from the lower interest rate environment in 2002, which caused interest-earning assets to reprice at lower rates partially offset by the shift in loan portfolio mix to higher yielding commercial loans. Additionally, the yield on interest-earning assets was reduced by management's strategic decision to invest excess funds in lower yielding short-term investments with minimal extension risk or potential market value fluctuations in anticipation of rising interest rates. The decreased rate earned on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.60 billion for 2002 from $2.43 billion for 2001 as a result of increased funding from deposits.

Interest expense decreased to $76.1 million for the year ended December 31, 2002 compared to $99.4 million for the year ended December 31, 2001. This $23.2 million decline is primarily due to the 120 basis point decrease in the rate paid on interest-bearing liabilities from 4.35% to 3.15% due to the lower interest rate environment in 2002 as compared to 2001. This decreased rate paid on interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities to $2.41 billion for 2002 from $2.28 billion for 2001. More specifically, the average balance of interest bearing deposits increased $140.7 million when comparing 2002 to 2001, while the average balance of borrowed funds decreased $11.5 million for the same period.

Provision for Credit Losses

The following table sets forth the analysis of the allowance for credit losses, including charge-off and recovery data, for the years indicated.

                                                      For the year ended December 31,
                                           -------------------------------------------------------
                                            2002        2001        2000         1999         1998
                                           -------    --------     -------     -------     -------
                                                             (Dollars in thousands)
Balance at beginning of year ..........    $18,727     $17,746     $ 9,862     $ 8,010     $ 6,921

Charge-offs:
   Real estate:
      One- to four- family ............        370         382         175         101          14
      Home equity .....................       --           158          28          35        --
      Multi-family ....................       --          --            53          84         177
      Commercial ......................        390         901          78          62         581
   Consumer ...........................      2,572       1,571         534         447         428
   Commercial business ................      2,472       1,059         204           6          52
                                           -------     -------     -------     -------     -------
         Total ........................      5,804       4,071       1,072         735       1,252
                                           -------     -------     -------     -------     -------

Recoveries:
   Real estate:
      One- to four- family ............        107          30          22        --          --
      Home equity .....................       --          --            13        --          --
      Multi-family ....................       --          --            30          37        --
      Commercial ......................        270         268           1           4         155
   Consumer ...........................        536         425         224          80          98
   Commercial business ................        213         169          47        --             4
                                           -------     -------     -------     -------     -------
         Total ........................      1,126         892         337         121         257
                                           -------     -------     -------     -------     -------
Net charge-offs .......................      4,678       3,179         735         614         995
Provision for credit losses ...........      6,824       4,160       2,258       2,466       2,084
Allowance obtained through acquisitions       --          --         6,361        --          --
                                           -------     -------     -------     -------     -------
Balance at end of year ................    $20,873     $18,727     $17,746     $ 9,862     $ 8,010
                                           =======     =======     =======     =======     =======

Ratio of net charge-offs to average
    loans outstanding during the year .       0.24%       0.17%       0.06%       0.07%       0.15%
                                           =======     =======     =======     =======     =======
Ratio of allowance for credit losses
    to total loans ....................       1.05%       1.00%       0.96%       0.99%       1.06%
                                           =======     =======     =======     =======     =======
Ratio of allowance for credit losses
    to non-accruing loans .............     279.13%     163.13%     273.73%     511.25%     243.02%
                                           =======     =======     =======     =======     =======

Net charge-offs for 2002 amounted to $4.7 million compared to $3.2 million in 2001. This $1.5 million increase was primarily a result of having an increased amount of higher-risk commercial business loans as a percentage of total loans and the downturn in the economy. Additionally, consumer loan net charge-offs increased $890 thousand when comparing 2002 to 2001, as a result of the Company's overdraft protection service, initiated in the fourth quarter of 2001, whose balances have a higher rate of charge-off than other consumer loans. Even though this service results in higher net-charge-offs, the revenues received, recorded in non-interest income, are in excess of the losses incurred. As a percentage of average loans outstanding, net charge-offs increased to 0.24% for 2002 from 0.17% in 2001. As a result of the increased level of historical net charge-offs the Company has experienced over the last two years, as well as the increase in the aggregate balance of unseasoned higher risk commercial loans in the Company's loan portfolio and the weaker economic conditions in 2002, the Company increased the provision for credit losses to $6.8 million in 2002 from $4.2 million in 2001. The provision for credit losses is based on management's quarterly assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the loan composition and inherent risk within the loan portfolio, the level of non-accruing loans and charge-offs, as well as both current and historic economic conditions. The Company establishes the provision for credit losses in order to maintain the allowance for credit losses at a level which covers all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate.

Noninterest Income

For 2002 the Company had $49.7 million in noninterest income, an increase of 18% over the $42.1 million for 2001. This increase was primarily due to the sale of the Lacona Banking Center, which resulted in a $2.4 million pre-tax gain, increased banking service charges and fee income, as well as increased revenue from the Company's financial services subsidiaries. The primary driver for the increased banking service charges and fee income for 2002 was the Company's overdraft protection service, initiated in the fourth quarter of 2001, which helped non-sufficient funds fees to increase $4.0 million. During 2002, the Company benefited from strong annuity and insurance markets, which caused financial services revenue to increase $2.5 million. These increases were partially offset by a $1.1 million decrease in covered call option premium income, as a result of the Company's decision to exit this program in 2002, and increased losses incurred on investment securities of $961 thousand, which were primarily due to weak equity markets. Noninterest income continues to be a stable source of earnings for the Company, as it represented 35% of net revenue for 2002.

Noninterest Expenses

Noninterest expenses totaled $84.4 million for the year ended December 31, 2002 representing a $1.4 million increase over the 2001 total of $83.0 million. Adjusting 2001 amounts for the change in accounting for goodwill, noninterest expense for 2002 increased $6.2 million. This increase is mainly attributable to higher salaries and benefits expense of $4.2 million, higher technology and communications expense of $1.5 million and increased marketing and advertising costs of $490 thousand. During 2002, the Company incurred approximately $500 thousand of severance, $200 thousand of technology costs, $250 thousand in marketing expenses and $375 thousand of professional fees and other costs in connection with the consolidation of its three banks and the new "First Niagara" branding campaign. These consolidation and branding costs are comparable to the $700 thousand in expenses recorded in 2001 related to final integration costs from the Company's acquisitions and severance from various reorganization initiatives. In addition to the severance charges, the increase in salaries and benefits from 2001 to 2002 was primarily due to internal growth and a $545 thousand increase in stock based compensation expense, primarily as a result of the rise in the Company's stock price. These increases in salaries and benefits were partially offset by a $998 thousand curtailment gain realized in 2002 from the freezing of the Company's defined benefit pension plan. The increase in technology and communications expense is mainly due to the consolidation related costs mentioned above, internal growth and the upgrading of systems. Even with the increase in noninterest expenses, the Company's efficiency ratio improved to 59.4% for 2002 from 64.6% for 2001, adjusted for goodwill.

Income Taxes

The effective tax rate increased to 38.3% for 2002 compared to 32.9% for 2001, adjusted for goodwill amortization. Excluding the $1.8 million New York State bad debt tax expense recapture charge, the effective tax rate for 2002 increased to 34.8% as First Niagara Bank was no longer able to take advantage of the special provisions in the New York State tax law that allowed it to deduct bad debt expenses in excess of those actually incurred.

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

Net Interest Income

Net interest income rose 31%, to $79.0 million for 2001 from $60.2 million for 2000. However, the Company's net interest margin decreased slightly to 3.25% for 2001 from 3.26% for 2000. The narrowing of the net interest margin resulted primarily from a $30.2 million decline in average net earning assets to $144.6 million in 2001, as funds previously available for investment were utilized to fund the Company's acquisition activity in 2000. This decrease in average net earning assets was almost entirely offset by a 17 basis point increase in net interest rate spread, as the Company's interest bearing liabilities repriced faster than its interest earning assets during the declining rate environment in 2001. Additionally, the Company's net interest margin benefited in 2001 from the redeployment of funds from lower yielding residential mortgages into higher yielding commercial loans and the 92% increase in average noninterest bearing deposits due to increased commercial business relationships and the popularity of the Company's bi-weekly mortgage product.

Interest income rose to $178.4 million in 2001 from $137.0 million in 2000. This $41.3 million, or 30%, increase was a result of growth in the Company's average interest-earning assets of $582.3 million partially offset by a decrease in the interest rate earned on those assets during 2001 of 8 basis points. Interest income on loans increased $42.4 million to $144.3 million for 2001 from $101.8 million for 2000. This increase resulted from a $556.8 million increase in average loans outstanding during 2001, due to the bank acquisitions in 2000 and growth in commercial loans. Offsetting this increase was an 8 basis point decrease in the average yield earned on loans caused by the lower interest rate environment in 2001 partially offset by the change in the Company's loan portfolio composition to higher yielding commercial loans. Interest earned on investment securities decreased $1.8 million during 2001 primarily due to the prepayments received on mortgage backed securities and the sale of mortgage-backed securities in the second half of 2000 to fund acquisitions, which caused the average balance on those investments to decrease $49.0 million. The 2000 bank acquisitions added approximately $42.3 million of additional interest income in 2001 compared to 2000, primarily from loans acquired and internal growth.

Interest expense increased to $99.4 million for 2001 from $76.9 million for 2000. This $22.5 million, or 29%, increase is primarily attributable to the increase in average interest-bearing liabilities of $612.5 million partially offset by a decrease in the interest rate paid on those liabilities of 25 basis points in 2001. Interest expense on deposits increased $18.1 million to $74.4 million for 2001 from $56.3 million for 2000. This resulted from a $534.9 million increase in average interest bearing deposits outstanding during 2001, mainly due to the bank acquisitions in 2000 and internal growth, partially offset by a decrease in the average rate paid on those deposits over the same period. Interest expense on borrowed funds increased to $24.9 million for the year ended December 31, 2001, compared to $20.6 million for the same period in 2000. This was a result of an increase in the average balance of borrowed funds of $77.6 million in 2001 resulting from the bank acquisitions in 2000, partially offset by a 6 basis point decrease in the average rate paid on those borrowings over the same period. The decline in the rates paid on deposits and borrowings can be attributed to the lower interest rate environment during 2001. Overall, the 2000 bank acquisitions added approximately $22.4 million of additional interest expense in 2001 compared to 2000.

Provision for Credit Losses

Net charge-offs for 2001 amounted to $3.2 million compared to $735 thousand in 2000. This $2.4 million increase was primarily a result of having a full year of the Cayuga, Cortland and Albion acquisitions in 2001 versus a partial year in 2000. Additionally, net charge-offs increased due to an increase in commercial loans as a percentage of total loans and the downturn in the economy. As a percentage of average loans outstanding, net charge-offs increased to 0.17% for 2001 from 0.06% in 2000. Given the increase in non-accrual and delinquent loans, the Company increased the provision for credit losses to $4.2 million for the year ending December 31, 2001, from $2.3 million in 2000. Of this $1.9 million increase, approximately $1.6 million related to Cortland and Cayuga which were acquired in 2000.

Noninterest Income

Noninterest income increased $8.0 million, or 23%, to $42.1 million in 2001 from $34.1 million in 2000. Revenue associated with the acquisitions resulted in $5.4 million of additional noninterest income for 2001, of which $3.1 million related to bank service charges and fees and lending and leasing income from the banks acquired and $1.1 million related to the acquisition of Allied. Other factors that contributed to the overall increase in noninterest income included an increase in gains on sales of mortgages of $1.0 million, due to the Company's decision to sell the majority of fixed rate mortgage loans originated in 2001, and an increase of $1.2 million in non-sufficient funds fee income primarily due to the Company's new overdraft protection service. Noninterest income continues to be a stable source of earnings for the Company, and represented 35% of total revenue during 2001.

Noninterest Expenses

Noninterest expenses totaled $83.0 million for the year ended December 31, 2001 reflecting a $21.5 million, or 35%, increase over the 2000 total of $61.5 million. Approximately $19.2 million of this increase was attributable to the acquisitions and was primarily in salaries and employee benefits and the amortization of goodwill. Overall, salaries and employee benefits were $46.0 million in 2001 compared with $34.2 million in 2000. During 2001, the Company's noninterest expense was impacted by the increased amortization of goodwill and other intangibles associated with its acquisitions, which increased $2.7 million when compared to 2000. Other increases in noninterest expenses related to internal growth, which included the ongoing upgrades of technology and communications systems that will facilitate future expansion and $700 thousand of costs which were related to final integration costs from the Company's acquisitions and severance from various reorganization initiatives.

Income Taxes

The effective tax rate increased to 37.4% in 2001 from 36.0% in 2000, primarily due to the nondeductible amortization of goodwill and other intangibles related to the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, funding is provided from the principal and interest payments on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During 2002, loan originations totaled $764.9 million compared to $534.3 million and $419.5 million for 2001 and 2000, respectively, while purchases of investment securities totaled $756.7 million, $434.6 million and $37.1 million for the same years. The increase in investment security purchases during 2002 is primarily due to the reinvestment of funds received from the high level of loan and mortgage-backed security prepayments, as well as from the sale of investment securities, as a result of management's decision to restructure this portfolio in 2002.

The sales, maturity and principal payments received on investment securities, as well as deposit growth and existing liquid assets were used to fund the above investing activities. During 2002 cash flow provided by the sale, maturity and principal payments received on securities available for sale amounted to $816.3 million compared to $245.4 million and $241.2 million in 2001 and 2000. Deposit growth, primarily the Company's savings and non-interest bearing accounts, provided $165.0 million, $84.5 million and $60.4 million of funding for the years ending December 31, 2002, 2001 and 2000, respectively. Borrowings, excluding the repayment of $140.0 million used to fund the purchase of U.S. Treasury securities in late 2001, decreased slightly from the end of 2001 as the increase in deposits and sales, maturity and principal payments received on investment securities were more than adequate to meet the funding needs of the Company.

Maturity Schedule of Certificates of Deposit. The following table indicates the funding obligations of the Company relating to certificates of deposit by time remaining until maturity.

                                                                     At December 31, 2002
                                                      -------------------------------------------------------
                                                      3 months  Over 3 to 6  Over 6 to 12  Over 12
                                                      or less     months       months      months       Total
                                                      -------     ------       ------      ------       -----
                                                                       (In thousands)

Certificates of deposit less than $100,000 .......    $138,207    $138,484    $228,396    $204,208    $709,295
Certificates of deposit of $100,000 or more ......      30,674      34,583      60,243      44,451     169,951
                                                      --------    --------    --------    --------    --------
        Total certificates of deposit ............    $168,881    $173,067    $288,639    $248,659    $879,246
                                                      ========    ========    ========    ========    ========

In addition to the funding requirements of certificates of deposit illustrated above, the Company has repayment obligations related to its borrowings as follows: $69.3 million in 2003; $42.3 million in 2004; $58.9 million in 2005; $43.3 million in 2006; $27.3 million in 2007; and $156.0 million in years thereafter. However, certain advances and reverse repurchase agreements have call provisions that could accelerate their maturity if interest rates were to rise significantly from current levels as follows: $98.0 million in 2003; $23.0 million in 2004; $0 in 2005; and $27.1 million in 2006.

Loan Commitments. In the ordinary course of business the Company extends commitments to originate one- to-four family mortgages, commercial loans and consumer loans. As of December 31, 2002, the Company had outstanding commitments to originate loans of approximately $124.6 million, which generally have an expiration period of less than one year. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $5.0 million at December 31, 2002.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $167.4 million at December 31, 2002 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $12.1 million at December 31, 2002 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and estimated maturities, including prepayment assumptions, of the Company's available for sale securities portfolio as of December 31, 2002. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included based upon the weighted average life date. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value.

                                                                      At December 31, 2002
                                 ------------------------------------------------------------------------------------------------
                                                      More than one        More than five
                                 One year or less   year to five years   years to ten years   After ten years       Total
                                 -----------------  ------------------   ------------------ -----------------  ------------------
                                  Weighted             Weighted          Weighted           Weighted           Weighted
                                 carrying   Average   carrying  Average  carrying  Average  carrying  Average  carrying  Average
                                   value    yield      value     yield   value      yield    value    yield      value    yield
                                 -----------------  -------------------  ------------------ ------------------ ------------------
                                                                        (Dollars in thousands)
Mortgage-backed securities:
  CMO's .....................    $172,643    1.05%   $ 90,357    2.94%  $     --      --%  $    --      --%   $263,000    1.70%
  FHLMC .....................       3,403    6.47      45,892    4.90         --      --     3,665    6.96      52,960    5.15
  GNMA ......................         706    2.54       6,708    6.41      1,692    8.23     1,463    7.87      10,569    6.65
  FNMA ......................         468    5.73      13,061    6.18         --      --       261    5.58      13,790    6.15
                                  -------            --------             ------            ------             -------
   Total mortgage-backed
           securities .......     177,220    1.17     156,018    3.94      1,692    8.23     5,389    7.14     340,319    2.57
                                  -------            --------             ------            ------             -------

Debt securities:
  U.S. Treasury .............     140,038    1.11          16    5.25         --      --        --      --     140,054    1.11
  U.S. Government agencies ..      27,307    3.49      63,222    2.54         --      --        --      --      90,529    2.83
  States and political
     subdivisions ...........       6,221    1.80      21,081    3.36      7,206    4.79        58    4.60      34,566    3.38
  Corporate .................       2,016    4.46       9,800    4.19        886    2.72     1,861    3.25      14,563    4.02
                                  -------            --------             ------            ------             -------

   Total debt securities ....     175,582    1.54      94,119    2.90      8,092    4.56     1,919    3.29     279,712    2.10
                                  -------            --------             ------            ------             -------

Common stock (1) ............          --      --          --      --         --      --        --      --       3,497      --

Asset-backed securities .....          --      --         503    6.14      2,189    2.28     1,145    2.03       3,837    2.71

Other securities (1) ........          --      --          --      --         --      --        --      --       4,999    2.68
                                  -------            --------             ------            ------             -------

   Total securities available
   for sale .................    $352,802    1.36%  $250,640     3.55%  $11,973     4.66%  $8,453     5.57%   $632,364    2.36%
                                  =======            =======             ======            ======             ========

(1) Estimated maturities do not include common stock or other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2002, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which the final contractual repayment is due. No adjustments have been made for amortization or prepayment of principal.

                                                               One
                                                  Within      through     After
                                                   one         five       five
                                                   year       years       years         Total
                                                 --------    --------    --------    ----------
                                                               (In thousands)
Real estate loans:
     One- to  four-family ...................    $240,276    $498,273    $188,904    $  927,453
     Home equity ............................      80,936      43,388      12,662       136,986
     Commercial and multi-family ............     131,578     248,433      93,482       473,493
     Construction ...........................      80,627      18,281       8,292       107,200
                                                 --------    --------    --------    ----------

         Total real estate loans ............     533,417     808,375     303,340     1,645,132
                                                 --------    --------    --------    ----------

Consumer loans ..............................      91,161      72,817       5,177       169,155
Commercial business loans ...................     101,934      65,562      11,059       178,555
                                                 --------    --------    --------    ----------

         Total loans ........................    $726,512    $946,754    $319,576    $1,992,842
                                                 ========    ========    ========    ==========

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2002, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2003.

                                       Due after December 31, 2003
                                    ----------------------------------
                                     Fixed     Adjustable     Total
                                    --------   ----------   ----------
                                             (In thousands)

Real estate loans:

     One- to four-family .......    $591,373    $ 95,804    $  687,177
     Home equity ...............      56,050          --        56,050
     Commercial and multi-family     114,582     227,333       341,915
     Construction ..............          --      26,573        26,573
                                    --------    --------    ----------

         Total real estate loans     762,005     349,710     1,111,715
                                    --------    --------    ----------

Consumer loans .................      77,994          --        77,994
Commercial business loans ......      76,621          --        76,621
                                    --------    --------    ----------

         Total loans ...........    $916,620    $349,710    $1,266,330
                                    ========    ========    ==========

The Company has lines of credit with the FHLB and FRB that provide secondary funding sources for lending, liquidity, and asset/liability management. At December 31, 2002, the FHLB line of credit totaled $732.9 million under which $236.0 million was utilized. The FRB line of credit totaled $4.3 million, under which there were no borrowings outstanding as of December 31, 2002.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of December 31, 2002, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $90.5 million, or 3.1% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2002 increased 45% to $8.4 million, or $0.33 per diluted share from $5.8 million, or $0.23 per diluted share for the same period of 2001. Adjusting fourth quarter 2001 results to exclude the effects of goodwill amortization, similar to the 2002 fourth quarter, net income for the current quarter increased $1.4 million or 20%.

Net interest income increased 12% to $23.6 million for the fourth quarter of 2002 from $21.1 million for the same period in 2001 as the Company continued to benefit from the lower interest rate environment and its ongoing focus on higher yielding commercial loans. As a result, the net interest rate spread improved 22 basis points to 3.39% for the quarter ended December 31, 2002 compared to 3.17% for the fourth quarter of 2001. Total loans increased to $1.99 billion at December 31, 2002, when compared to the quarter ended September 30, 2002 balance of $1.96 billion. This $35.0 million increase is almost exclusively attributable to commercial loans, which increased $34.9 million during that period.

Overall, deposits remained consistent from September 30, 2002 to December 31, 2002 at $2.1 billion. However, during the fourth quarter of 2002, noninterest bearing deposits increased 5% to $134.2 million from $127.6 million at September 30, 2002. As a result of this and the increase in net interest rate spread discussed above, the net interest margin increased to 3.60% for the quarter ended December 31, 2002, from 3.42% for the same period in 2001.

For the fourth quarter of 2002, the Company had $13.9 million in noninterest income, an increase of 25% over the $11.1 million for the same period in 2001. This increase was primarily due to the sale of the Lacona Banking Center, which resulted in a $2.4 million pre-tax gain. Additionally, noninterest income was positively impacted by the popularity of the Company's overdraft protection service, prepayment penalties received from increased commercial real estate loan refinancing, as well as strong annuity and insurance markets. These increases were partially offset by a decrease in covered call option premium income, as a result of the Company's decision to exit this program in 2002, and lower income from investment advisory services, fiduciary services and losses incurred on investment securities, due to weak equity markets.

Noninterest expense for the three months ended December 31, 2002 was $22.4 million as compared to $21.8 million for the comparable period of 2001. Adjusting the final quarter of 2001 for the change in accounting for goodwill, noninterest expense for the current 2002 quarter increased $1.8 million, primarily due to higher salaries and benefits expense. This increase was mainly a result of internal growth and the rise in the Company's stock price, which was reflected in higher stock based compensation expense. In the fourth quarter of 2002, the Company incurred approximately $850 thousand of expenses related to the consolidation of its three banks and the new "First Niagara" branding campaign. This amount is comparable to the $700 thousand in expenses incurred in the fourth quarter of 2001 related to final integration costs from the Company's acquisitions and severance from various reorganization initiatives.

CRITICAL ACCOUNTING ESTIMATES

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting estimates that are judged to be critical
- those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgements. Management considers the accounting estimates relating to the allowance for credit losses and goodwill to be critical given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and assessing whether or not goodwill is impaired. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I, Item 1, "Business."

Goodwill is not subject to amortization but must be tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value at the time it was acquired.

Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the reporting units could cause changes to these variables.

The Company has established November 1 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. At January 1, 2002 and November 1, 2002, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially recorded, the entity capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." As a result, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the Statement. The provisions of this statement were effective October 1, 2002 and did not have a material impact on the Company's consolidated financial statements as the Company did not have any SFAS No. 72 goodwill.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company has made the applicable transition disclosures required by Interpretation No. 45 in this annual report on Form 10-K. The Company is required to adopt the recognition and measurement provisions of Interpretation No. 45 effective January 1, 2003, which is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and its effect on reported results. The provisions of this statement were effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has made the applicable disclosures required by SFAS No. 148 in this annual report on Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation are not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board's approved guidelines to reduce the vulnerability of operations to changes in interest rates. The asset/liability committee ("ALCO") is comprised of senior management and selected banking officers who are responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential monthly and bi-weekly fixed-rate mortgage loans having terms to maturity of not more than twenty years, residential and commercial adjustable-rate mortgage loans, and home equity loans; (2) selling substantially all newly originated 20-30 year monthly and 25-30 year bi-weekly fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. Shortening the maturities of the Company's interest-earning assets by increasing shorter term investments better matches the maturities of the Company's deposit accounts, in particular its certificates of deposits that mature in one year or less. During 1999 and 2000 the Company entered into interest rate swap agreements in order to manage the interest rate risk related to the repricing of its money market deposit accounts. Under the agreements the Company paid an annual fixed rate of interest and received a floating three-month U.S. Dollar LIBOR rate over a two-year period. The last of the Company's interest rate swap agreements expired in December 2002. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset/liability management process.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2002, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative 6.28%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment. Given the Company's existing liquidity position, its ability to sell investment securities and the results of the Company's net interest income simulation modeling analysis discussed below, which management believes is a better indicator of the Company's interest rate risk exposure, management believes that its negative gap position will not have a material adverse effect on its operating results or liquidity position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2002, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. One- to four-family residential and commercial real estate loans were projected to repay at rates between 4% and 31% annually, while mortgage-backed securities were projected to prepay at rates between 26% and 50% annually. Savings and negotiable order of withdrawal ("NOW") accounts were assumed to decay, or run-off, at 18% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                   Amounts maturing or repricing as of December 31, 2002
                                            ---------------------------------------------------------------------------------------
                                            Less than      3-6        6 months                                         Over 10
                                             3 months     months     to 1 year  1-3 years     3-5 years    5-10 years    years
                                            ---------   ---------    ---------    --------     --------     --------   ---------
                                                                                       (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
      short-term investments .............. $  45,167   $      --    $      --    $     --     $     --     $     --   $      --
   Mortgage-backed securities (1) .........    51,103      38,446       45,067      96,089       61,376       43,633          --
   Investment securities (1) ..............   154,450      15,231       17,094      74,980        3,933       11,191      12,731
   Loans (2) ..............................   349,976     120,723      250,223     568,683      375,327      305,544      13,464
   Other (1)(3) ...........................        --          --           --          --           --           --      21,763
                                            ---------   ---------    ---------    --------     --------     --------   ---------
         Total interest-earning assets ....   600,696     174,400      312,384     739,752      440,636      360,368      47,958
                                            ---------   ---------    ---------    --------     --------     --------   ---------

Interest-bearing liabilities:
   Savings accounts .......................    81,853      27,968       55,936      49,172       49,172      122,930     245,863
   NOW and money market accounts ..........   283,543       9,993       19,985      35,860       13,902       34,756      69,511
   Certificates of deposit ................   168,881     173,067      288,639     215,871       30,137        2,447         204
   Mortgagors' payments held in escrow ....     3,105       3,105        6,209          --           --           --       3,200
   Stock offering subscription proceeds ...    75,952          --           --          --           --           --          --
   Other borrowed funds ...................    33,666      10,582       29,302     100,616       65,437      126,779      30,753
                                            ---------   ---------    ---------    --------     --------     --------   ---------
         Total interest-bearing liabilities   647,000     224,715      400,071     401,519      158,648      286,912     349,531
                                            ---------   ---------    ---------    --------     --------     --------   ---------
Interest rate sensitivity gap ............. ($ 46,304)  ($ 50,315)   ($ 87,687)   $338,233     $281,988     $ 73,456   ($301,573)
                                            =========   =========    =========    ========     ========     ========   =========
Cumulative interest rate sensitivity gap .. ($ 46,304)  ($ 96,619)   ($184,306)   $153,927     $435,915     $509,371   $ 207,798
                                            =========   =========    =========    ========     ========     ========   =========

Ratio of interest-earning assets to
   interest-bearing liabilities ...........     92.84%      77.61%       78.08%     184.24%      277.74%      125.60%      13.72%
Ratio of cumulative gap to total assets ...     (1.58%)     (3.29%)      (6.28%)      5.24%       14.85%       17.36%       7.08%

                                        Amounts maturing or
                                         repricing as of
                                        December 31, 2002
                                        -------------------

                                               Total
                                            ----------

Interest-earning assets:
   Federal funds sold and other
      short-term investments .............. $   45,167
   Mortgage-backed securities (1) .........    335,714
   Investment securities (1) ..............    289,610
   Loans (2) ..............................  1,983,940
   Other (1)(3) ...........................     21,763
                                            ----------
         Total interest-earning assets ....  2,676,194

Interest-bearing liabilities:
   Savings accounts .......................    632,894
   NOW and money market accounts ..........    467,550
   Certificates of deposit ................    879,246
   Mortgagors' payments held in escrow ....     15,619
   Stock offering subscription proceeds ...     75,952
   Other borrowed funds ...................    397,135
                                            ----------
         Total interest-bearing liabilities  2,468,396
                                            ----------
Interest rate sensitivity gap ............. $  207,798

Cumulative interest rate sensitivity gap ..


Ratio of interest-earning assets to
   interest-bearing liabilities ...........     108.42%
Ratio of cumulative gap to total assets ...

(1)   Amounts shown are at amortized cost.
(2) Amounts shown include principal balance net of deferred costs, unearned discounts, negative balance deposits reclassified to loans and non-accruing loans.
(3)   Primarily includes FHLB stock.

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

Net Interest Income Analysis. The accompanying table as of December 31, 2002 and 2001 sets forth the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. During 2002, management of the Company has continued to restructure the loan, investment securities and borrowing portfolios as part of their asset liability management process. This strategy included selling long-term fixed rate residential mortgages originated, an increased emphasis on variable rate commercial loans, replacing long-term investment securities with shorter-term investment securities, and replacing short-term borrowings with long-term borrowings, in order to make the Company less liability sensitive. These initiatives have impacted the Company's interest rate sensitivity position since December 31, 2001, which should benefit the Company during periods of higher interest rates, as follows.

                                                            Calculated increase (decrease) at
                                ------------------------------------------------------------------------------------------
                                            December 31, 2002                               December 31, 2001
                                -------------------------------------------      -----------------------------------------
        Changes in                 Net interest                                    Net interest
      interest rates                  income                 % Change                 income                % Change
---------------------------     -------------------      ------------------      -----------------     -------------------
                                                                     (In thousands)
+200 basis points                    $    64                   0.07%                $  (670)                 (0.76)%
+100 basis points                         97                   0.10                    (155)                 (0.18)
-100 basis points                     (1,014)                 (1.09)                    (22)                 (0.03)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted prospectively the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                                            /S/ KPMG LLP

January 24, 2003
Buffalo, New York

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Consolidated Statements of Condition

                           December 31, 2002 and 2001
                (In thousands except share and per share amounts)

                                   Assets                               2002           2001
                                                                     -----------    -----------
Cash and cash equivalents:
    Cash and due from banks                                          $    45,358         52,423
    Federal funds sold and other short-term investments                   45,167         22,231
                                                                     -----------    -----------

              Total cash and cash equivalents                             90,525         74,654

Securities available for sale                                            632,364        693,897
Loans, net                                                             1,974,560      1,853,141
Premises and equipment, net                                               40,445         40,233
Goodwill, net                                                             74,101         74,213
Amortizing intangible assets, net                                          6,392          6,797
Other assets                                                             116,408        115,011
                                                                     -----------    -----------

              Total assets                                           $ 2,934,795      2,857,946
                                                                     ===========    ===========

                        Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                         $ 2,129,469      1,990,830
    Stock offering subscription proceeds                                  75,952             --
    Short-term borrowings                                                 69,312        212,992
    Long-term borrowings                                                 327,823        346,048
    Other liabilities                                                     48,543         47,459
                                                                     -----------    -----------

              Total liabilities                                        2,651,099      2,597,329
                                                                     -----------    -----------

Commitments and contingencies (see note 5, 6, 9, 10, 11 and 17)               --             --

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares authorized,
       none issued                                                            --             --
    Common stock, $0.01 par value, 45,000,000 shares
       authorized, 29,756,250 shares issued                                  298            298
    Additional paid-in capital                                           137,624        135,917
    Retained earnings                                                    196,074        176,073
    Accumulated other comprehensive income                                 2,074          2,561
    Common stock held by ESOP, 832,747 shares in 2002 and
       878,533 shares in 2001                                            (11,024)       (11,630)
    Treasury stock, at cost, 3,918,978 shares in 2002 and
       4,075,498 shares in 2001                                          (41,350)       (42,602)
                                                                     -----------    -----------

              Total stockholders' equity                                 283,696        260,617
                                                                     -----------    -----------

              Total liabilities and stockholders' equity             $ 2,934,795      2,857,946
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Income

                  Years ended December 31, 2002, 2001 and 2000
                     (In thousands except per share amounts)

                                                              2002         2001         2000
                                                           ---------    ---------    ---------
Interest income:
   Real estate loans                                       $ 115,795      119,203       85,213
   Other loans                                                24,664       25,071       16,612
   Investment securities                                       7,496       10,888        8,804
   Mortgage-backed securities                                 16,100       20,138       24,045
   Federal funds sold and other short-term investments         2,446        1,503          771
   Other                                                       1,136        1,565        1,595
                                                           ---------    ---------    ---------

            Total interest income                            167,637      178,368      137,040

Interest expense:
   Deposits                                                   53,611       74,409       56,272
   Borrowings                                                 22,496       24,943       20,590
                                                           ---------    ---------    ---------

            Total interest expense                            76,107       99,352       76,862
                                                           ---------    ---------    ---------

            Net interest income                               91,530       79,016       60,178
Provision for credit losses                                    6,824        4,160        2,258
                                                           ---------    ---------    ---------

            Net interest income after provision
                for credit losses                             84,706       74,856       57,920
                                                           ---------    ---------    ---------

Noninterest income:
   Banking service charges and fees                           14,226       10,222        7,257
   Lending and leasing income                                  5,523        4,310        3,105
   Insurance services and fees                                20,514       18,456       16,685
   Bank-owned life insurance income                            2,706        2,507        2,070
   Annuity and mutual fund commissions                         2,585        1,750        1,348
   Investment and fiduciary services income                    1,112        1,456          965
   Net realized losses on securities available for sale       (1,044)         (83)        (339)
   Gain on sale of banking center                              2,429           --           --
   Other                                                       1,640        3,454        2,999
                                                           ---------    ---------    ---------

            Total noninterest income                          49,691       42,072       34,090
                                                           ---------    ---------    ---------

Noninterest expense:
   Salaries and employee benefits                             50,181       45,989       34,224
   Occupancy and equipment                                     7,897        7,664        5,735
   Technology and communications                               9,125        7,642        5,733
   Marketing and advertising                                   2,616        2,126        2,603
   Amortization of goodwill                                       --        4,742        2,114
   Amortization of other intangibles                             873          969          937
   Other                                                      13,756       13,873       10,172
                                                           ---------    ---------    ---------

            Total noninterest expense                         84,448       83,005       61,518
                                                           ---------    ---------    ---------

            Income before income taxes                        49,949       33,923       30,492

Income tax expense:
   Federal and state                                          17,370       12,703       10,973
   New York State bad debt tax expense recapture               1,784           --           --
                                                           ---------    ---------    ---------

            Total income tax expense                          19,154       12,703       10,973
                                                           ---------    ---------    ---------

            Net income                                     $  30,795       21,220       19,519
                                                           =========    =========    =========

            Adjusted net income (see note 7)               $  30,795       25,962       21,633
                                                           =========    =========    =========

Basic earnings per common share (see note 2 and 15):
   Net income                                              $    1.24         0.86         0.79
   Adjusted net income (see note 7)                             1.24         1.05         0.87

Diluted earnings per common share (see note 2 and 15):
   Net income                                              $    1.21         0.85         0.79
   Adjusted net income (see note 7)                             1.21         1.04         0.87

Weighted average common shares outstanding (see note 2):
   Basic                                                      24,913       24,728       24,847
   Diluted                                                    25,469       25,010       24,858

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                     2002        2001        2000
                                                                   --------    --------    --------
Net income                                                         $ 30,795      21,220      19,519
                                                                   --------    --------    --------

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
       Net unrealized gains arising during the year                     836       2,381       9,025
       Reclassification adjustment for realized losses
            included in net income                                      627          50         204
                                                                   --------    --------    --------

                                                                      1,463       2,431       9,229
                                                                   --------    --------    --------
    Cash flow hedges:
       Net unrealized losses arising during the year                   (105)       (503)         --
       Reclassification adjustment for realized losses
            included in net income                                      311         392          --
                                                                   --------    --------    --------

                                                                        206        (111)         --
                                                                   --------    --------    --------
    Defined benefit pension plan:
       Minimum pension liability arising during the year             (2,156)         --          --
                                                                   --------    --------    --------

          Total other comprehensive (loss) income before
             cumulative effect of change in accounting principle       (487)      2,320       9,229

    Cumulative effect of change in accounting principle
       for derivatives, net of tax                                       --         (95)         --
                                                                   --------    --------    --------

          Total other comprehensive (loss) income                      (487)      2,225       9,229
                                                                   --------    --------    --------

          Total comprehensive income                               $ 30,308      23,445      28,748
                                                                   ========    ========    ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2002, 2001 and 2000
                (In thousands except share and per share amounts)

                                                                                  Accumulated    Common
                                                          Additional                other         stock
                                                Common     paid-in    Retained   comprehensive   held by    Treasury
                                                 stock     capital    earnings   income (loss)    ESOP        stock      Total
                                               --------   --------    --------   -------------  --------    --------    --------
Balances at January 1, 2000                    $    298    135,964     151,341      (8,893)     (13,076)    (33,018)    232,616

Net income                                           --         --      19,519          --           --          --      19,519
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --         --          --       9,229           --          --       9,229
Purchase of treasury stock
    (1,098,300 shares)                               --         --          --          --           --     (10,871)    (10,871)
ESOP shares released
    (52,727 shares)                                  --       (204)         --          --          698          --         494
Vested restricted stock plan awards
    (54,970 shares)                                  --         16          --          --           --         561         577
Common stock dividends of $0.28 per share            --         --      (7,024)         --           --          --      (7,024)
                                               --------   --------    --------    --------     --------    --------    --------

Balances at December 31, 2000                  $    298    135,776     163,836         336      (12,378)    (43,328)    244,540

Net income                                           --         --      21,220          --           --          --      21,220
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --         --          --       2,431           --          --       2,431
Unrealized loss on interest rate swaps, net
    of taxes and reclassification adjustment         --         --          --        (111)          --          --        (111)
Cumulative effect of change in accounting
    principle for derivatives                        --         --          --         (95)          --          --         (95)
Exercise of stock options (39,700 shares)            --         99          --          --           --         381         480
ESOP shares released
    (56,550 shares)                                  --         55          --          --          748          --         803
Vested restricted stock plan awards
    (38,982 shares)                                  --        (13)         --          --           --         345         332
Common stock dividends of $0.36 per share            --         --      (8,983)         --           --          --      (8,983)
                                               --------   --------    --------    --------     --------    --------    --------

Balances at December 31, 2001                  $    298    135,917     176,073       2,561      (11,630)    (42,602)    260,617

Net income                                           --         --      30,795          --           --          --      30,795
Unrealized gain on securities available for
     sale, net of taxes and reclassification
     adjustment                                      --         --          --       1,463           --          --       1,463
Unrealized gain on interest rate swaps, net
    of taxes and reclassification adjustment         --         --          --         206           --          --         206
Minimum pension liability adjustment, net
    of taxes                                         --         --          --      (2,156)          --          --      (2,156)
Exercise of stock options (90,350 shares)            --        533          --          --           --         886       1,419
ESOP shares released
    (45,786 shares)                                  --        547          --          --          606          --       1,153
Vested restricted stock plan awards
    (66,170 shares)                                  --        627          --          --           --         366         993
Common stock dividends of $0.43 per share            --         --     (10,794)         --           --          --     (10,794)
                                               --------   --------    --------    --------     --------    --------    --------

Balances at December 31, 2002                  $    298    137,624     196,074       2,074      (11,024)    (41,350)    283,696
                                               ========   ========    ========    ========     ========    ========    ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                      2002         2001         2000
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                     $  30,795       21,220       19,519
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Amortization (accretion) of fees and discounts, net           3,853         (124)        (271)
         Depreciation of premises and equipment                        5,286        4,763        3,665
         Provision for credit losses                                   6,824        4,160        2,258
         Amortization of goodwill and other intangibles                  873        5,711        3,051
         Net (increase) decrease in loans held for sale               (1,004)       1,560       (1,751)
         Net realized losses on securities available for sale          1,044           83          339
         Gain on curtailment of defined benefit pension plan            (998)          --           --
         Gain on sale of banking center                               (2,429)          --           --
         ESOP compensation expense                                     1,153          803          494
         Deferred income tax expense                                   1,096          829          420
         (Increase) decrease in other assets                          (1,834)       1,094        8,589
         Increase (decrease) in other liabilities                        674        3,529       (4,120)
                                                                   ---------    ---------    ---------

                Net cash provided by operating activities             45,333       43,628       32,193
                                                                   ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale             449,110       76,751      135,556
    Proceeds from maturities of securities available for sale        196,961       65,388       32,595
    Principal payments received on securities available for sale     170,181      103,301       73,044
    Purchases of securities available for sale                      (756,685)    (434,582)     (37,116)
    Net increase in loans                                           (128,740)     (35,834)    (152,589)
    Purchase of bank-owned life insurance                                 --       (4,000)          --
    Acquisitions, net of cash acquired                                  (605)        (980)     (90,865)
    Net cash distributed for banking center sale                     (21,566)          --           --
    Other, net                                                        (7,246)      (6,965)      (5,018)
                                                                   ---------    ---------    ---------

                Net cash used in investing activities                (98,590)    (236,921)     (44,393)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                                         165,038       84,479       60,381
    Proceeds from stock offering subscription                         75,952           --           --
    (Repayments of) proceeds from short-term borrowings             (175,492)      59,209      (41,850)
    Proceeds from long-term borrowings                                30,000       88,100       42,900
    Repayments of long-term borrowings                               (16,518)     (18,079)     (10,470)
    Proceeds from exercise of stock options                              942          406           --
    Purchase of treasury stock                                            --           --      (10,871)
    Dividends paid on common stock                                   (10,794)      (8,983)      (7,024)
                                                                   ---------    ---------    ---------

                Net cash provided by financing activities             69,128      205,132       33,066
                                                                   ---------    ---------    ---------

Net increase in cash and cash equivalents                             15,871       11,839       20,866

Cash and cash equivalents at beginning of year                        74,654       62,815       41,949
                                                                   ---------    ---------    ---------

Cash and cash equivalents at end of year                           $  90,525       74,654       62,815
                                                                   =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes                                                 $  16,970       10,050        9,661
      Interest expense                                                76,684      100,121       75,886
                                                                   =========    =========    =========

    Acquisition of banks and financial services companies:
         Assets acquired (noncash)                                 $      --          141      872,460
         Liabilities assumed                                              --           67      854,230
         Purchase price payable                                           --          656        1,120
                                                                   =========    =========    =========

    Sale of banking center
         Assets sold (noncash)                                     $   2,403           --           --
         Liabilities sold                                             26,399           --           --
                                                                   =========    =========    =========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

1)    Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." First Niagara was originally organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized in April 1998 by First Niagara in connection with its conversion to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. On July 21, 2002, the Boards of Directors of First Niagara Financial Group, MHC ("the MHC"), FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form ("the Conversion"). In connection with the Conversion, which was completed on January 17, 2003, the 61% of outstanding shares of FNFG common stock owned by the MHC were sold to depositors of First Niagara and the public ("the Offering"). As a result of the Conversion and Offering the MHC ceased to exist, and FNFG became a fully public Company. See note 2 for additional information.

      The Company provides financial services to individuals and businesses in upstate New York. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential and commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers insurance products and services, as well as trust and investment services.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally accepted in the United States of America. Certain reclassification adjustments were made to the 2001 and 2000 financial statements to conform them to the 2002 presentation.

      The following is a description of the Company's significant accounting policies:

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of FNFG and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from banks, federal funds sold, money market accounts and other short-term investments, which mature within three months or less.

      (c)   Investment Securities

            All debt and marketable equity securities are classified as available for sale. The securities are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of accumulated other comprehensive income. Realized gains and losses are included in the consolidated statement of income and are determined using the specific identification method. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis. Premiums and discounts on investment securities are amortized/accreted to interest income utilizing the interest method.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      (d)   Loans

            Loans are stated at the principal amount outstanding, adjusted for net unamortized deferred fees, costs, discounts and premiums that are amortized to income by the interest method. Accrual of interest income on loans is generally discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. In those instances where there is doubt as to the collectibility of principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance, generally six months, has been demonstrated.

      (e)   Direct Financing Leases

            The Company accounts for its direct financing leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." At lease inception, the present values of future rentals and the residual are recorded as a net investment in direct financing leases. Unearned interest income and sales commissions and other direct costs incurred are capitalized and are amortized to interest income over the lease term utilizing the interest method.

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

                  Years Ended December 31, 2002, 2001 and 2000

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

      (h)   Premises and Equipment

            Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term. The Company generally amortizes buildings over a period of 20 to 39 years, furniture and equipment over a period of 3 to 10 years, and capital leases over the respective lease term. Impairment losses on premises and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.

      (i)   Goodwill and Intangible Assets

            The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Acquired intangible assets (other than goodwill) are amortized over their useful economic life. Effective with the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company no longer is permitted to amortize goodwill and any acquired intangible assets with an indefinite useful economic life, but is required to review these assets for impairment annually based upon guidelines specified by the Statement. The Company has established November 1 of each year as the date for conducting its annual goodwill impairment assessment. Impairment testing requires that the fair value of the Company's reporting units be compared to their carrying amount, including goodwill. Reporting units are identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values are utilized to determine the fair value of the Company's reporting units.

            Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over periods of ten to twenty years and periodically assessed whether events or changes in circumstances indicated that the carrying amount of goodwill might be impaired.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      (j)   Derivative Instruments

            Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used in a qualifying hedge strategy and, if so, whether the hedge is a cash flow or fair value hedge.

            In order to qualify as a hedge, the Company must document the hedging strategy at its inception, including the nature of the risk being hedged and how the effectiveness of the hedge will be measured. The Company accounted for the interest rate swap agreements that it used to hedge a portion of its Money Market Demand Accounts ("MMDA") as cash flow hedges. The Company recognized the portion of the change in fair value of the interest rate swaps that is considered effective in hedging cash flows as a direct charge or credit to accumulated other comprehensive income (equity), net of tax. The ineffective portion of the change in fair value, if any, was recorded to earnings. Amounts recorded in accumulated other comprehensive income were periodically reclassified to interest expense on deposits to offset interest expense on the hedged MMDA accounts resulting from fluctuations in interest rates.

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

            Additionally, in 2002, 2001 and 2000, the Company maintained several defined contribution 401(k) plans related to the companies acquired in 1999 and 2000. The Company accrues contributions due under these plans as earned by employees.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

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

      (l)   Stock-Based Compensation

            The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock awards may be granted to certain officers, directors, key employees and other persons providing services to the Company. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
            - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted.

            Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

                                                                 2002             2001             2000
                                                              ----------       ----------       ----------
                                                                (in thousands except per share amounts)
Net Income
    As reported                                               $   30,795           21,220           19,519
    Add: Stock-based employee compensation
             expense included in net income, net of
             related tax effects                                     556              420              398
     Deduct: Stock-based employee compensation
             expense determined under the fair-value
             based method, net of related tax effects             (1,172)            (996)          (1,011)

                                                              ----------       ----------       ----------

    Pro forma                                                 $   30,179           20,644           18,906
                                                              ==========       ==========       ==========

Basic earnings per share
    As reported                                               $     1.24             0.86             0.79
    Pro forma                                                       1.21             0.83             0.76

Diluted earnings per share
    As reported                                               $     1.21             0.85             0.79
    Pro forma                                                       1.18             0.83             0.76

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

            The per share weighted-average fair value of stock options granted for 2002, 2001 and 2000 were $10.22, $4.19 and $2.89 on the date of grant, respectively, using the Black Scholes option-pricing model. The following weighted-average assumptions were utilized: 2002, 2001 and 2000 expected dividend yield of 1.51%, 2.79% and 3.13%; risk-free interest rate of 3.91%, 5.02% and 6.44%; expected life of
            6.5 years for 2002 and 7.5 years for 2001 and 2000; and expected volatility of 33.71%, 32.30% and 30.13%, respectively. The Company also deducted 10% in each year to reflect an estimate of the probability of forfeiture prior to vesting.

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

      (p)   New Accounting Standards

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

                  Years Ended December 31, 2002, 2001 and 2000

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

            In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." As a result, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset ("SFAS No. 72 goodwill") no longer applies to acquisitions within the scope of the Statement. The provisions of this statement were effective October 1, 2002 and did not have a material impact on the Company's consolidated financial statements as the Company did not have any SFAS No. 72 goodwill.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company has made the applicable transition disclosures required by Interpretation No. 45 in this annual report on Form 10-K. The Company is required to adopt the recognition and measurement provisions of Interpretation No. 45 effective January 1, 2003, which is not expected to have a material impact on the Company's consolidated financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and its effect on reported results. The provisions of this statement were effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has made the applicable disclosures required by SFAS No. 148 in this annual report on Form 10-K.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation are not expected to have a material impact on the Company's consolidated financial statements.

      (q)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(2)   Corporate Structure and Stock Offering

      First Niagara was organized in 1870 as a New York State chartered mutual savings bank. In April 1998 First Niagara reorganized into the mutual holding company structure as the wholly-owned subsidiary of FNFG, which simultaneously conducted an initial public offering. Under this structure, at least 51% of FNFG's voting shares were required to be owned by the MHC.

      The Company utilized the proceeds raised in its initial offering to make three bank and five non-bank acquisitions between 1999 and 2001. In July 2000, FNFG acquired CNY Financial Corporation, the holding company for Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc., the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, The Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG. In June 2002, FNFG announced its decision to convert to a federal charter subject to Office of Thrift Supervision ("OTS") regulation, and to merge Cortland and Cayuga into First Niagara. The mergers of Cortland and Cayuga into First Niagara, as well as the conversion to federal charters for First Niagara and the MHC were approved by the OTS and were effective November 8, 2002. The conversion of FNFG to a federal charter was approved by stockholders' of the Company on January 9, 2003 and was effective January 17, 2003.

      On July 21, 2002, the Boards of Directors of the MHC, FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form. In connection with the Conversion the 61% ownership interest of the MHC in FNFG was sold to depositors of First Niagara and the public. Completion of the Conversion and Offering, which was effective on January 17, 2003, resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Cash was paid in lieu of fractional shares. As a result of the Conversion and Offering, current and prior year share and per share amounts will be restated to give retroactive recognition to the exchange ratio applied in the conversion. On a restated basis, diluted EPS for 2002, 2001 and 2000 was $0.47, $0.33 and $0.30, respectively.

      Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees and printing and mailing costs, were approximately $19 million and accordingly, net offering proceeds were approximately $391 million. As a result of the Conversion and Offering, FNFG was succeeded by a new, fully public, Delaware corporation with the same name and the MHC ceased to exist. At December 31, 2002 stock subscription proceeds received, exclusive of $13.2 million of funds authorized for withdrawal from deposit accounts, amounted to $76.0 million.

      Upon the completion of the reorganization, the Company established a special "liquidation account" for the benefit of certain depositors of First Niagara of $128.1 million which is equal to the amount of the retained earnings of First Niagara at the time it reorganized into the MHC in 1998. Under the rules of the OTS, First Niagara is not be permitted to pay dividends on its capital stock to FNFG, its sole stockholder, if First Niagara's stockholder's equity would be reduced below the amount of the liquidation account.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(3)   Acquisitions and Dispositions of Assets

      On January 17, 2003, in conjunction with the Conversion and Offering, the Company acquired Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. SBFL operated seven branch locations and had assets of $379.0 million and deposits of $259.8 million at December 31, 2002. Subsequent to the acquisition, SBFL was merged into First Niagara. Under the terms of the agreement, the Company paid $20.00 per share, in an equal combination of cash and stock from the Offering, for all of the outstanding shares and options of FLBC for an aggregate purchase price of $67.1 million. As a result, 3.4 million shares of FNFG stock were issued and cash payments totaling $33.6 million were made. This acquisition was accounted for under the purchase method of accounting.

      On October 25, 2002, the Company sold its Lacona Banking Center. In connection with this transaction, $2.6 million of assets and $26.4 million of deposits were sold, which resulted in a pre-tax gain of $2.4 million.

      In 2002 First Niagara Risk Management, Inc. ("FNRM"), First Niagara's wholly owned insurance subsidiary, acquired the customer lists of a property and casualty insurance agency and an insurance adjustment firm, both located in western New York. In connection with these purchases, $468 thousand of customer lists were recorded and are being amortized on a straight-line basis over a period of three to five years.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(4)   Securities Available for Sale

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2002 are summarized as follows (in thousands):

                                                      Amortized     Unrealized    Unrealized       Fair
                                                        cost           gains        losses         value
                                                      --------      ----------    ----------      -------
Debt securities:
  U.S. Treasury                                       $140,060             1            (7)       140,054
  U.S. Government agencies                              89,522         1,007          --           90,529
  Corporate                                             14,665           137          (239)        14,563
  States and political subdivisions                     32,957         1,609          --           34,566
                                                      --------         -----        ------        -------
       Total debt securities                           277,204         2,754          (246)       279,712
                                                      --------         -----        ------        -------

Mortgage-backed securities:
  Collateralized mortgage obligations:
     Federal Home Loan Mortgage Corporation            142,008           529          (182)       142,355
     Government National Mortgage
       Association                                      14,999            32            (6)        15,025
     Federal National Mortgage Association              52,611           303           (65)        52,849
     Privately issued                                   52,543           316           (88)        52,771
                                                      --------         -----        ------        -------
       Total collateralized mortgage obligations       262,161         1,180          (341)       263,000
                                                      --------         -----        ------        -------
  Other mortgage-backed securities:
     Federal Home Loan Mortgage Corporation             51,024         1,936          --           52,960
     Government National Mortgage
       Association                                       9,910           659          --           10,569
     Federal National Mortgage Association              12,619         1,171          --           13,790
                                                      --------         -----        ------        -------
       Total other mortgage-backed securities           73,553         3,766          --           77,319
                                                      --------         -----        ------        -------
           Total mortgage-backed securities            335,714         4,946          (341)       340,319
                                                      --------         -----        ------        -------
Asset-backed securities:
  Non-U.S. government agencies                             500             3          --              503
  U.S. government agencies                               3,276            60            (2)         3,334
                                                      --------         -----        ------        -------
       Total asset-backed securities                     3,776            63            (2)         3,837
                                                      --------         -----        ------        -------
Equity securities - common stock                         3,677           550          (730)         3,497
Other                                                    4,953            46          --            4,999
                                                      --------         -----        ------        -------
           Total investment securities                $625,324         8,359        (1,319)       632,364
                                                      ========         =====        ======        =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2001 are summarized as follows (in thousands):

                                                      Amortized     Unrealized    Unrealized        Fair
                                                        cost          gains         losses         value
                                                      --------        ------        ------        -------
Debt securities:
  U.S. Treasury                                       $164,992           128          --          165,120
  U.S. Government agencies                              79,419         1,647           (50)        81,016
  Corporate                                             27,264           176          (414)        27,026
  States and political subdivisions                     26,696           575           (63)        27,208
                                                      --------        ------        ------        -------
       Total debt securities                           298,371         2,526          (527)       300,370
                                                      --------        ------        ------        -------
Mortgage-backed securities:
  Collateralized mortgage obligations:
     Federal Home Loan Mortgage Corporation            100,646           526          (599)       100,573
     Government National Mortgage
       Association                                       4,927          --            (193)         4,734
     Federal National Mortgage Association              33,482           145          (501)        33,126
     Privately issued                                  126,434         1,512          (805)       127,141
                                                      --------        ------        ------        -------
       Total collateralized mortgage obligations       265,489         2,183        (2,098)       265,574
                                                      --------        ------        ------        -------
  Other mortgage-backed securities:
    Federal Home Loan Mortgage Corporation              37,081         1,258          --           38,339
    Government National Mortgage
       Association                                      16,094           705          --           16,799
    Federal National Mortgage Association               18,213           956          --           19,169
                                                      --------        ------        ------        -------
       Total other mortgage-backed securities           71,388         2,919          --           74,307
                                                      --------        ------        ------        -------
           Total mortgage-backed securities            336,877         5,102        (2,098)       339,881
                                                      --------        ------        ------        -------
Asset-backed securities:
  Non-U.S. government agencies                          23,380           735          --           24,115
  U.S. government agencies                               4,682            55            (2)         4,735
                                                      --------        ------        ------        -------
       Total asset-backed securities                    28,062           790            (2)        28,850
                                                      --------        ------        ------        -------
Equity securities - common stock                        21,530         3,318        (4,523)        20,325
Other                                                    4,453            18          --            4,471
                                                      --------        ------        ------        -------
           Total investment securities                $689,293        11,754        (7,150)       693,897
                                                      ========        ======        ======        =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

Scheduled contractual maturities of certain investment securities owned by the Company at December 31, 2002 are as follows (in thousands):

                                             Amortized        Fair
                                               cost           value
                                             --------       -------
Debt securities:
     Within one year                         $173,607       173,943
     After one year through five years         79,440        80,796
     After five years through ten years         9,589        10,454
     After ten years                           14,568        14,519
                                             --------       -------

                                              277,204       279,712
Mortgage-backed securities                    335,714       340,319
Asset-backed securities                         3,776         3,837
                                             --------       -------
                                             $616,694       623,868
                                             ========       =======

The contractual maturities of mortgage and asset-backed securities available for sale generally exceed ten years. However, the effective lives are expected to be shorter due to anticipated prepayments.

Gross realized gains and losses on securities available for sale in 2002, 2001 and 2000 are summarized as follows (in thousands):

                                            2002           2001           2000
                                          -------          -----          -----

Gross realized gains                      $ 8,924          2,080          1,295
Gross realized losses                      (9,968)        (2,163)        (1,634)
                                          -------          -----          -----
  Net realized gains (losses)             $(1,044)           (83)          (339)
                                          =======          =====          =====

At December 31, 2002, $228.7 million of securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), repurchase agreements and deposits. At December 31, 2002, no investments in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(5)   Loans

      Loans receivable at December 31, 2002 and 2001 consist of the following (in thousands):

                                                       2002              2001
                                                  -----------         ----------
Real estate:
     One-to four-family                           $   927,453           980,638
     Home equity                                      136,986           114,443
     Commercial and multi-family                      473,493           392,896
     Construction:
         Commercial                                   101,633            56,394
         Residential                                    5,567             8,108
                                                  -----------         ---------
         Total real estate loans                    1,645,132         1,552,479

Consumer loans                                        169,155           182,126
Commercial business loans                             178,555           135,621
                                                  -----------         ---------
         Total loans                                1,992,842         1,870,226

Net deferred costs and unearned discounts               2,591             1,642
Allowance for credit losses                           (20,873)          (18,727)
                                                  -----------         ---------
         Total loans, net                         $ 1,974,560         1,853,141
                                                  ===========         =========

      Included in commercial business loans are $41.5 million and $18.4 million of direct financing leases at December 31, 2002 and 2001, respectively. Under direct financing leases, the Company leases equipment to small businesses with terms ranging from two to five years. During 2002, $34.6 million of equipment leases were originated by the Company, of which $2.6 million were sold to outside investors. The remainder of the leases originated were retained by the Company.

      Non-accrual loans amounted to $7.5 million, $11.5 million and $6.5 million at December 31, 2002, 2001 and 2000, respectively, representing 0.38%, 0.61% and 0.35% of total loans, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $182 thousand, $604 thousand and $273 thousand for 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the balance of impaired loans amounted to $4.2 million and $5.3 million, respectively, and $897 thousand and $1.3 million, respectively, was included within the allowance for credit losses to specifically reserve for losses relating to those loans. Residential real estate owned, net of related allowances of $0 and $363 thousand, at December 31, 2002 and December 31, 2001, respectively, was $1.4 million and $665 thousand, respectively.

      Residential mortgage loans held for sale were $4.3 million and $3.3 million at December 31, 2002 and December 31, 2001, respectively, and are included in one-to four-family real estate loans. Mortgages serviced for others by the Company amounted to $242.9 million, $252.3 million and $190.1 million at December 31, 2002, 2001 and 2000, respectively. Mortgage loans sold amounted to $55.5 million, $105.5 million and $56.3 million for 2002, 2001 and 2000, respectively. Gains on the sale of loans amounted to $1.0 million, $1.4 million and $378 thousand for 2002, 2001 and 2000, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

       Changes in the Company's capitalized mortgage servicing assets, classified within other assets in the consolidated statements of condition for 2002, 2001 and 2000 are summarized as follows (in thousands):

                                             2002          2001          2000
                                            -------       -------       -------
Balance, beginning of year                  $ 1,265           519           122

Originations                                    482           952           417
Amortization                                   (339)         (206)          (20)
                                            -------       -------       -------

Balance, end of year                        $ 1,408         1,265           519
                                            =======       =======       =======

       The Company had outstanding commitments to originate loans of approximately $124.6 million and $81.3 million at December 31, 2002 and 2001, respectively. These commitments have fixed expiration dates and are at market rates. These commitments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded. Commitments to sell residential mortgages amounted to $5.0 million and $2.6 million at December 31, 2002 and 2001, respectively.

       Unused lines of credit and outstanding letters of credit amounted to $179.5 million and $140.5 million at December 31, 2002 and 2001, respectively. Since the majority of unused lines of credit and outstanding letters of credit expire without being funded, the Company's obligation to fund the above commitment amounts is substantially less than the amounts reported.

       Changes in the allowance for credit losses for 2002, 2001 and 2000 are summarized as follows (in thousands):

                                         2002            2001            2000
                                       --------          ------          ------

Balance, beginning of year             $ 18,727          17,746           9,862
Provision for credit losses               6,824           4,160           2,258
Allowance obtained through
    acquisitions                           --              --             6,361
Charge-offs                              (5,804)         (4,071)         (1,072)
Recoveries                                1,126             892             337
                                       --------          ------          ------

Balance, end of year                   $ 20,873          18,727          17,746
                                       ========          ======          ======

       Virtually all of the Company's mortgage and consumer loans are to customers located in Upstate New York. Accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in this market area. Loans due from certain officers and directors of the Company and affiliates amounted to $1.5 million and $5.9 million at December 31, 2002 and 2001, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(6)   Premises and Equipment

      A summary of premises and equipment at December 31, 2002 and 2001 follows (in thousands):

                                                        2002              2001
                                                      --------            -----

Land                                                  $  3,511            3,531
Buildings and improvements                              31,190           30,742
Furniture and equipment                                 33,670           31,065
Property under capital leases                            1,365            1,365
                                                      --------            -----

                                                        69,736           66,703
Accumulated depreciation and amortization              (29,291)         (26,470)
                                                      --------            -----

Premises and equipment, net                           $ 40,445           40,233
                                                      ========           ======

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2002 were $1.7 million in 2003; $1.6 million in 2004; $1.6 million in 2005; $1.5 million in 2006;
      $1.4 million in 2007; and $6.7 million in years thereafter through 2021. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company. Rent expense was $1.8 million, $1.5 million and $1.3 million for 2002, 2001 and 2000, respectively, and is included in occupancy and equipment expense.

(7)   Goodwill and Intangible Assets

      The following is a reconciliation of reported net income and earnings per share to net income and earnings per share adjusted as if SFAS No. 142 had been adopted on January 1, 2000 (in thousands except per share amounts):

                                                2002            2001            2000
                                             ----------      ----------      ----------

Net income:
    As reported                              $   30,795          21,220          19,519
    Add back: Goodwill amortization                --             4,742           2,114
                                             ----------      ----------      ----------

    Adjusted net income                      $   30,795          25,962          21,633
                                             ==========      ==========      ==========

Basic earnings per share:
    As reported                              $     1.24            0.86            0.79
    Add back: Goodwill amortization                --              0.19            0.08
                                             ----------      ----------      ----------

    Adjusted basic earnings per share        $     1.24            1.05            0.87
                                             ==========      ==========      ==========

Diluted earnings per share:
    As reported                              $     1.21            0.85            0.79
    Add back: Goodwill amortization                --              0.19            0.08
                                             ----------      ----------      ----------

    Adjusted diluted earnings per share      $     1.21            1.04            0.87
                                             ==========      ==========      ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      The following tables set forth information regarding the Company's amortizing intangible assets (in thousands):

                                                      2002               2001
                                                    --------           --------

Customer lists:
   Gross carrying amount                            $ 10,113              9,645
   Accumulated amortization                           (3,721)            (2,848)
                                                    --------           --------

       Net carrying amount                          $  6,392              6,797
                                                    ========           ========

      Estimated future intangible asset amortization expense:

        2003                   $896
        2004                    896
        2005                    873
        2006                    818
        2007                    728

      In 2002 FNRM acquired the customer lists of a property and casualty insurance agency and an insurance adjustment firm, both located in western New York. In connection with these purchases, $468 thousand of customer lists were recorded and are being amortized on a straight-line basis over a period of three to five years, based upon management's evaluation of their useful economic life.

      The following table sets forth information regarding the Company's goodwill for 2002, 2001 and 2000 (in thousands):

                                                          Financial          Consolidated
                                     Banking segment  services segment          total
                                      ---------------  -----------------    ----------------
Balances at January 1, 2000              $   --              4,977                4,977

Acquired                                   71,857            2,782               74,639
Amortization                               (1,400)            (714)              (2,114)
Contingent earn-out adjustments              --                (31)                 (31)
                                         --------         --------             --------

Balances at December 31, 2000              70,457            7,014               77,471

Acquired                                     --              1,279                1,279
Amortization                               (3,787)            (955)              (4,742)
Purchase accounting adjustment                205             --                    205
                                         --------         --------             --------

Balances at December 31, 2001              66,875            7,338               74,213

Contingent earn-out adjustments              --               (112)                (112)
                                         --------         --------             --------

Balances at December 31, 2002            $ 66,875            7,226               74,101
                                         ========         ========             ========

      The Company has performed the required transitional and annual goodwill impairment tests as of January 1, 2002 and November 1, 2002, respectively. Based upon the results of these tests, the Company has determined that goodwill was not impaired as of either date.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(8)   Other Assets

      A summary of other assets at December 31, 2002 and 2001 follows (in thousands):

                                                         2002              2001
                                                       --------          -------
Cash surrender value of bank-
    owned life insurance                               $ 54,082           51,357
FHLB stock                                               20,863           24,865
Net deferred tax assets (see note 14)                     9,188            9,961
Accrued interest receivable                              12,093           13,203
Other receivables and prepaid assets                      7,975            3,499
Other                                                    12,207           12,126
                                                       --------          -------
                                                       $116,408          115,011
                                                       ========          =======

(9)   Deposits

      Deposits consist of the following at December 31, 2002 and 2001 (in thousands):

                                                          2002                        2001
                                                 ---------------------    -----------------------
                                                             Weighted                       Weighted
                                                              average                       average
                                                   Balance     rate         Balance           rate
                                                 ----------  --------     ----------        -------
Savings accounts                                 $  632,894    1.49%      $  450,762         2.56%
Certificates of deposit maturing:
      Within one year                               630,587    3.15          674,637         4.41
      After one year, through two years             195,372    3.24          148,965         4.23
      After two years, through three years           20,499    4.68           19,996         5.20
      After three years, through four years          25,231    4.50           10,771         5.81

      After four years, through five years            4,906    4.17            6,662         5.10

      After five years                                2,651    4.72            2,686         5.14
                                                 ----------               ----------
                                                    879,246    3.26          863,717         4.43
                                                 ----------               ----------
Checking accounts:
      Non-interest bearing                          134,160    --            109,895           --
      Interest-bearing:
            NOW accounts                            161,063    0.68          157,886          0.94
            Money market accounts                   306,487    1.44          391,420          2.14
                                                 ----------               ----------
                                                    601,710                  659,201
                                                 ----------               ----------
  Mortgagors' payments held in escrow                15,619    2.00           17,150          2.00
                                                 ----------               ----------
                                                 $2,129,469    2.06%      $1,990,830          3.01%
                                                 ==========               ==========

      Included within deposits is approximately $13.2 million of funds authorized for withdrawal in connection with the Company's second step stock offering. These funds were withdrawn from their respective deposit accounts and credited to stockholders' equity upon completion of the offering on January 17, 2003.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Interest expense on deposits for 2002, 2001 and 2000 is summarized as follows (in thousands):

                                           2002            2001            2000
                                         -------         -------         -------

Certificates of deposit                  $32,774          47,284          30,593
Money market accounts                      6,437          14,334          14,848
Savings accounts                          12,750          10,919           9,380
NOW accounts                               1,354           1,544           1,190
Mortgagors' payments
      held in escrow                         296             328             261
                                         -------         -------         -------
                                         $53,611          74,409          56,272
                                         =======         =======         =======

      Certificates of deposit issued in amounts over $100 thousand amounted to $170.0 million, $157.8 million and $162.4 million at December 31, 2002, 2001 and 2000, respectively. Interest expense thereon approximated $6.3 million, $9.3 million and $4.8 million in 2002, 2001 and 2000, respectively. The Federal Deposit Insurance Corporation does not insure deposit amounts that are in excess of $100 thousand. Interest rates on certificates of deposit range from 1.34% to 7.03% at December 31, 2002.

      First Niagara is required to maintain reserves against certain deposit accounts. At December 31, 2002, $600 thousand of the Company's cash and due from banks is restricted from withdrawal to meet these reserve requirements.

      The carrying value of investment securities pledged as collateral for deposits at December 31, 2002 was $21.2 million. The aggregate amount of deposits that have been reclassified as loans at December 31, 2002 due to such deposits being in an overdraft position was $1.4 million.

(10)  Other Borrowed Funds

      Information relating to outstanding borrowings at December 31, 2002 and 2001 is summarized as follows (in thousands):

                                                        2002              2001
                                                      --------          --------
Short-term borrowings:
     FHLB advances                                    $ 48,180            99,368
     Reverse repurchase agreements                      15,132           105,124
     Loan payable to First Niagara
           Financial Group, MHC                          6,000             6,000
     Commercial bank loan                                 --               2,500
                                                      --------          --------

                                                      $ 69,312           212,992
                                                      ========          ========
Long-term borrowings:
     FHLB advances                                    $187,823           216,048
     Reverse repurchase agreements                     140,000           130,000
                                                      --------          --------

                                                      $327,823           346,048
                                                      ========          ========

      FHLB advances generally bear fixed interest rates ranging from 1.84% to 7.71% at December 31, 2002. Reverse repurchase agreements generally bear fixed interest rates ranging from 1.50% to 6.53% at December 31, 2002. At December 31, 2001, FNFG had a $2.5 million loan with a commercial bank that was repaid on January 28, 2002 and had an interest rate equal to the LIBOR rate plus 150 basis points.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Interest expense on borrowings for 2002, 2001 and 2000 is summarized as follows (in thousands):

                                             2002           2001           2000
                                           -------        -------        -------

FHLB advances                              $14,081         16,514         13,099
Reverse repurchase agreements                8,256          7,669          7,253
Loan payable to First Niagara
      Financial Group, MHC                     153            394             90
Commercial bank loan                             6            366            148
                                           -------        -------        -------

                                           $22,496         24,943         20,590
                                           =======        =======        =======

      The Company has a line of credit with the FHLB and FRB that provides a secondary funding source for lending, liquidity, and asset/liability management. At December 31, 2002, the FHLB line of credit totaled $732.9 million under which $236.0 million was utilized. The FRB line of credit totaled $4.3 million, under which there were no borrowings outstanding as of December 31, 2002. The Company is required to pledge loans or investment securities as collateral for these borrowing facilities. Approximately $259.7 million of residential mortgage and multifamily loans were pledged to secure the amount outstanding under the FHLB line of credit at December 31, 2002.

      The Company pledged to the FHLB and to broker-dealers, available for sale securities with a carrying value of $147.6 million at December 31, 2002. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturities of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2002, there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of stockholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

      The aggregate maturities of long-term borrowings at December 31, 2002 are as follows (in thousands):

       2004                          $ 42,316
       2005                            58,878
       2006                            43,323
       2007                            27,271
       Thereafter                     156,035
                                     --------
                                     $327,823
                                     ========

(11)  Capital

      As discussed further in note 2, effective November 8, 2002, Cortland and Cayuga merged into First Niagara, and First Niagara converted to a federal charter subject to OTS regulation. OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements apply only to First Niagara, and do not consider additional capital retained by FNFG. Prior to converting to federal charters, FNFG and First Niagara were required to maintain minimum capital ratios calculated in a similar manner to, but not entirely the same as, the framework of the OTS.

      Management believes that as of December 31, 2002, First Niagara met all capital adequacy requirements to which it was subject. Further, the most recent Federal Deposit Insurance Corporation notification categorized First Niagara as a well-capitalized institution under the prompt corrective action regulations. Management is unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of First Niagara.

      The actual capital amounts and ratios for First Niagara at December 31, 2002 and 2001 are presented in the following table. For comparative purposes, prior year amounts and ratios have been recomputed to conform to OTS regulations to illustrate the effect of the consolidation of Cortland and Cayuga into First Niagara as if it occurred on December 31, 2001 (in thousands):

                                                                                 To be well capitalized
                                                              Minimum            under prompt corrective
                                      Actual              capital adequacy          action provisions
                               --------------------      -------------------     -----------------------
                                Amount       Ratio        Amount       Ratio        Amount       Ratio
                               --------      ------      --------      -----       --------      ------
December 31, 2002:
Tangible capital               $186,218       6.54%        42,699       1.50%           N/A       N/A%
Tier 1 (core) capital           186,218       6.54        113,863       4.00        142,328       5.00
Tier 1 risk-based capital       186,218      10.27            N/A        N/A        108,743       6.00
Total risk-based capital        205,508      11.34        144,990       8.00        181,238      10.00

December 31, 2001:
Tangible capital               $165,805       5.99%        41,517       1.50%           N/A       N/A%
Tier 1 (core) capital           165,805       5.99        110,711       4.00        138,389       5.00
Tier 1 risk-based capital       165,805       9.78            N/A        N/A        101,677       6.00
Total risk-based capital        166,083       9.80        135,569       8.00        169,462      10.00

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      The following is a reconciliation of stockholders' equity under generally accepted accounting principles ("GAAP") to regulatory capital for First Niagara as of December 31, 2002 an 2001 (in thousands):

                                                                    2002            2001
                                                                 ---------       ---------
First Niagara
GAAP stockholders' equity                                        $ 270,946         250,021
Capital adjustments:
     Goodwill and other intangibles                                (80,493)        (81,010)
     Unrealized losses on equity securities
       available for sale (net of  tax)                               (408)           (928)
     Fair value adjustment included in stockholders' equity         (3,930)         (2,391)
     Disallowed portion of mortgage servicing rights                  (140)           (126)
     Minority interest                                                 243             239
                                                                 ---------       ---------
       Tier 1 capital                                              186,218         165,805

     Allowable portion of allowance for credit losses               20,873          18,727
     Fair value of equity securities                                (1,583)        (18,449)
                                                                 ---------       ---------
       Total capital                                             $ 205,508         166,083
                                                                 =========       =========

      FNFG's ability to pay dividends is primarily dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by subsidiary banks is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is required prior to a subsidiary bank declaring dividends in excess of net income for that year plus net income retained in the preceding two years.

      First Niagara established a liquidation account at the time of conversion to a New York State chartered stock savings bank in an amount equal to its net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. In the event of a complete liquidation of First Niagara, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balance for all such depositors then holding qualifying deposits in First Niagara. Accordingly, retained earnings of the Company are deemed to be restricted up to the balances of the liquidation accounts at December 31, 2002 and 2001. The liquidation account is maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at First Niagara after the date of conversion. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $30.4 million at December 31, 2002 and $36.0 million at December 31, 2001. Similarly, a liquidation account is also maintained for depositors acquired from Cortland in connection with its reorganization into a New York State chartered stock savings bank. This liquidation account totaled $8.2 million at December 31, 2002 and $9.4 million at December 31, 2001.

(12)  Derivative and Hedging Activities

      During 1999 and 2000 the Company entered into interest rate swap agreements in order to manage the interest rate risk related to the repricing of its Money Market Deposit Accounts ("MMDA"). Under the agreements the Company paid an annual fixed rate of interest and received a floating three-month U.S. Dollar LIBOR rate over a two-year period. The last of the Company's interest rate swap agreements expired in December 2002. Since the swap agreements qualified as cash flow hedges under the provisions of SFAS No. 133, the Company recognized the portion of the change in fair value of the interest rate swaps that was considered effective in

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      hedging cash flows as a direct charge or credit to other comprehensive income, net of tax, each period. With the adoption of SFAS No. 133 on January 1, 2001 a negative fair value adjustment of $95 thousand was recorded in other comprehensive income, net of income taxes of $63 thousand, as a cumulative effect of a change in accounting principle, as required by the Statement. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset/liability management process.

       The following table illustrates the effect of interest rate swaps on other comprehensive income for 2002 and 2001 (in thousands):

                                             Before-tax   Income     Net-of-tax
                                               amount      taxes       amount
                                             ----------   ------     ----------

Year ended December 31, 2002:
Net unrealized losses arising during 2002      $(175)         70        (105)
Reclassification adjustment for realized
    losses included in net income                518        (207)        311
                                               -----       -----       -----
Net gains included in other
    comprehensive income                       $ 343        (137)        206
                                               =====       =====       =====

Year ended December 31, 2001:
Net unrealized losses arising during 2001      $(837)        334        (503)
Reclassification adjustment for realized
    losses included in net income                652        (260)        392
                                               -----       -----       -----
Net losses included in other
    comprehensive income                       $(185)         74        (111)
                                               =====       =====       =====

      For 2002, interest expense on deposits was reduced by $117 thousand for the portion of the change in fair value of swaps that was determined to be ineffective. For 2001, interest expense on deposits was increased by $117 thousand for the portion of the change in fair value of swaps that was determined to be ineffective. Amounts included in other comprehensive income relating to the unrealized losses on swaps was reclassified to interest expense on deposit accounts as interest expense on the hedged MMDA accounts increased or decreased, based upon fluctuations in the U.S. Dollar LIBOR rate.

      During 2000, $94 thousand of net interest income relating to interest rate swaps was reflected in interest expense on the hedged MMDA accounts. Prior to January 1, 2001 the net interest income or expense on these instruments was recognized in income or expense over the lives of the respective contracts as accrued.

(13)  Stock Based Compensation

      The Company has two stock based compensation plans pursuant to which options may be granted to officers, directors and key employees. The 1999 Stock Option Plan authorizes grants of options to purchase up to 1,390,660 shares of common stock. In 2002, the Board of Directors and stockholders of FNFG adopted a long-term incentive stock benefit plan. This plan authorizes the issuance of up to 834,396 shares of common stock pursuant to grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2002, only stock options were granted under this plan. Stock options are granted with an exercise price equal to the stock's market value on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 4 to 5 years from the grant date. At December 31, 2002, there were options for 1,326,743 shares outstanding and 717,513 additional shares available for grant under the plans.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      The following is a summary of stock option activity for 2002, 2001 and 2000:

                                    Number of   Weighted average
                                      shares     exercise price
                                    ---------   ----------------

Balance at January 1, 2000           783,250       $10.75
    Granted                          471,500         9.07
    Exercised                           --           --
    Forfeited                        (15,600)       10.05
                                   ---------

Balance at December 31, 2000       1,239,150        10.12
    Granted                          173,375        13.06
    Exercised                        (39,700)       10.22
    Forfeited                       (120,600)       10.23
                                   ---------

Balance at December 31, 2001       1,252,225        10.51
    Granted                          164,868        29.38
    Exercised                        (90,350)       10.43
    Forfeited                           --           --
                                   ---------

Balance at December 31, 2002       1,326,743       $12.86
                                   =========

      The following is a summary of stock options outstanding at December 31, 2002 and 2001:

                                                        Weighted          Weighted                           Weighted
                                                         average          average                            average
                                        Options         exercise         remaining         Options           exercise
           Exercise price             outstanding         price         life (years)     exercisable          price
      --------------------------     --------------    ------------     -------------    -------------     -------------
      December 31, 2002:
      $9.03 - $12.60                     1,135,375       $10.41             6.99              544,495         $10.37
      $13.80 - $16.86                       26,500       $15.48             8.73                5,125         $15.67
      $25.35 - $31.54                      164,868       $29.38             9.62                   --             --
                                     --------------                                      -------------
                          Total          1,326,743       $12.86             7.35              549,620         $10.42
                                     ==============                                      =============

      December 31, 2001:
      $9.03 - $12.60                     1,224,725       $10.40             7.97              348,500         $10.35
      $13.80 - $16.86                       27,500       $15.47             9.73                   --              --
                                     --------------                                      -------------
                          Total          1,252,225       $10.51             8.01              348,500         $10.35
                                     ==============                                      =============

      During 1999, the Company allocated 556,264 shares for issuance under a Restricted Stock Plan. The plan grants shares of FNFG's stock to executive management and members of the Board of Directors. The restricted stock generally becomes fully vested over five years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted. At December 31, 2002, there were 203,675 unvested shares outstanding and 160,399 additional shares available for grant under the plan. Unearned compensation expense related to granted but unvested restricted stock amounted to $2.5 million and $2.2 million at December 31, 2002 and 2001, respectively. Shares of restricted stock are issued from treasury stock as they vest.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Shares granted under the Restricted Stock Plan during 2002, 2001 and 2000 totaled 45,315, 51,500 and 139,250, respectively, and had a weighted average market value on the date of grant of $26.99, $13.51 and $9.06, respectively. Compensation expense related to this plan amounted to $927 thousand, $648 thousand and $663 thousand for 2002, 2001 and 2000, respectively.

(14)  Income Taxes

      Total income taxes for 2002, 2001 and 2000 were allocated as follows (in thousands):

                               2002           2001           2000
                            --------       --------       --------
Income from operations      $ 19,154         12,703         10,973
Stockholders' equity          (1,345)        (1,403)         6,404

      First Niagara is subject to special provisions in the New York State tax law that allows it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve"). First Niagara is required to repay this excess reserve if it does not maintain a certain percentage of qualified assets (primarily residential mortgages and mortgage-backed securities) to total assets, as prescribed by the tax law. In accordance with accounting guidelines, the Company is required to record a deferred tax liability for the recapture of this excess reserve when it can no longer assert that the test will continue to be passed for the "foreseeable future." As a result of the Company's decision to combine its three banks, First Niagara can no longer make this assertion and accordingly, recorded a $1.8 million deferred income tax liability in the second quarter of 2002. As anticipated, as of December 31, 2002, First Niagara did not maintain the required percentage of qualified assets. It is anticipated that the tax liability will be repaid over a period of 10 to 15 years through lower bad debt deductions on the Company's tax return.

      The components of income taxes attributable to income from operations for 2002, 2001 and 2000 are as follows (in thousands):

                                       2002              2001             2000
                                     --------          --------         --------

      Current:
           Federal                   $ 16,507            11,402           10,207
           State                        1,551               472              346
                                     --------          --------         --------
                                       18,058            11,874           10,553
                                     --------          --------         --------
      Deferred:
           Federal                       (553)              809              166
           State                        1,649                20              254
                                     --------          --------         --------
                                        1,096               829              420
                                     --------          --------         --------

                                     $ 19,154            12,703           10,973
                                     ========          ========         ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      The Company's effective tax rate for 2002, 2001 and 2000 were 38.3%, 37.4% and 36.0%, respectively. Income tax expense attributable to income from operations for 2002, 2001 and 2000 differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                  2002        2001        2000
                                               --------    --------    --------

Expected tax expense                           $ 17,482      11,873      10,672
Increase (decrease) attributable to:
     State income taxes, net of Federal
           benefit and deferred state tax           873         326         479
     New York State bad debt tax expense
           recapture, net of Federal benefit      1,784          --          --
     Bank-owned life insurance income              (930)       (877)       (724)
     Municipal interest                            (430)       (537)       (126)
     Amortization of goodwill and other
           intangibles                              302       1,936       1,016
     Decrease in federal valuation allowance
           for deferred tax assets                   --        (292)       (542)
     Other                                           73         274         198
                                               --------    --------    --------

                                               $ 19,154      12,703      10,973
                                               ========    ========    ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

                                                             2002        2001
                                                           --------    --------
Deferred tax assets:
      Financial reporting allowance for credit losses      $  8,328       7,472
      Net purchase discount on acquired companies             1,738       1,705
      Deferred compensation                                   2,144       2,081
      Post-retirement benefit obligation                      1,403       1,450
      Losses on investments in affiliates                        --         418
      Acquired intangibles                                      696         779
      Pension obligation                                      1,135          --
      Other                                                     528       1,058
                                                           --------    --------

                  Total gross deferred tax assets            15,972      14,963
           Valuation allowance                                   --          --
                                                           --------    --------
           Net deferred tax assets                           15,972      14,963
                                                           --------    --------
Deferred tax liabilities:
      Tax allowance for credit losses, in excess
            of base year amount                              (2,266)       (820)
      Unrealized gain on securities available for sale       (2,808)     (2,879)
      Excess of tax depreciation over financial
            reporting depreciation                           (1,078)       (694)
      Other                                                    (632)       (609)
                                                           --------    --------

                  Total gross deferred tax liabilities       (6,784)     (5,002)
                                                           --------    --------

                   Net deferred tax asset                  $  9,188       9,961
                                                           ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002.

(15)  Earnings Per Share

      The computation of basic and diluted earnings per share for 2002, 2001 and 2000 are as follows (in thousands except per share amounts):

                                                             2002           2001           2000
                                                           --------       --------       --------
Net income available to common stockholders                $ 30,795         21,220         19,519
                                                           ========       ========       ========

Weighted average shares outstanding basic and diluted
     Total shares issued                                     29,756         29,756         29,756
     Unallocated ESOP shares                                   (861)          (914)          (968)
     Treasury shares                                         (3,982)        (4,114)        (3,941)
                                                           --------       --------       --------

Total basic weighted average shares outstanding              24,913         24,728         24,847

    Incremental shares from assumed exercise of
       stock options                                            473            220              9
    Incremental shares from assumed vesting of
       restricted stock awards                                   83             62              2
                                                           --------       --------       --------

Total diluted weighted average shares outstanding          $ 25,469         25,010         24,858
                                                           ========       ========       ========

Basic earnings per share                                   $   1.24           0.86           0.79
                                                           ========       ========       ========

Diluted earnings per share                                 $   1.21           0.85           0.79
                                                           ========       ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(16)  Benefit Plans

      Pension Plan

      The reconciliation of the change in the projected benefit obligation, the fair value of plan assets and the funded status of the Company's pension plan as of December 31, 2002 and 2001 are as follows (in thousands):

                                                          2002             2001
                                                        --------          -----
Change in projected benefit obligation:
    Projected benefit obligation at beginning
       of year                                          $ 11,874          8,339
    Service cost                                             288            676
    Interest cost                                            751            739
    Actuarial loss                                         1,290            783
    Benefits paid                                           (331)          (299)
    Settlements                                              (23)            (9)
    Plan amendments                                          119          1,645
    Curtailment                                           (2,795)          --
                                                        --------         ------

    Projected benefit obligation at end of year           11,173         11,874
                                                        --------         ------

Change in fair value of plan assets:
    Fair value of plan assets at beginning of year         9,763         11,753
    Actual loss on plan assets                            (1,223)        (1,682)
    Benefits paid                                           (331)          (299)
    Settlements                                              (23)            (9)
                                                        --------         ------

    Fair value of plan assets at end of year               8,186          9,763
                                                        --------         ------

    Projected benefit obligation in excess of plan
       assets at end of year                              (2,987)        (2,111)
    Unrecognized actuarial loss                            3,587            393
    Unrecognized actuarial prior service cost               --            1,524
                                                        --------         ------

 Prepaid (accrued) pension costs                        $    600           (194)
                                                        ========         ======

Amounts recognized in the consolidated balance sheet consist of:

   Accrued pension liability                             $(2,987)          (194)
   Accumulated other comprehensive loss                    3,587             --
                                                        --------         ------
Net amount recognized                                    $   600           (194)
                                                        ========         ======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Net pension cost for the years 2002, 2001 and 2000 is comprised of the following (in thousands):

                                                    2002       2001       2000
                                                   ------     ------     ------
Service cost                                       $  288        676        408
Interest cost                                         751        739        621
Expected return on plan assets                       (892)    (1,026)      (862)
Amortization of unrecognized gain                      --       (152)       (76)
Amortization of unrecognized prior service
  liability                                            58        121          1
Curtailment credit                                   (998)        --         --
                                                   ------     ------      -----
       Net periodic pension (gain) cost            $ (793)       358         92
                                                   ======     ======      =====

      The principal actuarial assumptions used in 2002, 2001 and 2000 were as follows:

                                                     2002       2001       2000
                                                   ------     ------      -----

Discount rate                                        6.50%      7.25%      8.00%
Expected long-term rate of return on plan assets 8.50% 9.00% 9.00% Assumed rate of future
    compensation increase                             N/A       4.50%      5.00%
                                                   ======     ======      =====

      The plan assets are in mutual funds consisting primarily of listed stocks and bonds, government securities and cash equivalents. Effective February 1, 2002, the Company froze all benefit accruals and participation in the pension plan. Accordingly, subsequent to that date, no employees will be permitted to commence participation in the plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the plan. As a result, the Company recognized a one-time pension curtailment gain of $998 thousand in 2002.

      As of October 1, 2002, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of its assets. Accordingly, the Company was required to record a $3.6 million (gross) additional minimum pension liability, included as a reduction of stockholders' equity net of taxes of $1.4 million. As of December 31, 2002, the Company has met all ERISA minimum funding requirements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Other Post-retirement Benefits

      A reconciliation of the change in the benefit obligation and the accrued benefit cost of the Company's post-retirement plan as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                                 2002       2001
                                                                               -------      -----
Change in accumulated post-retirement benefit obligation:
          Accumulated post-retirement benefit
             obligation at beginning of year                                   $ 3,284      3,256
          Service cost                                                            --           47
          Interest cost                                                            230        208
          Actuarial loss                                                           792        924
          Benefits paid                                                           (295)      (210)
          Plan amendments                                                         --         (930)
          Curtailment credit                                                      --          (11)
                                                                               -------      -----
   Accumulated post-retirement benefit obligation at end of year                 4,011      3,284
                                                                               -------      -----
   Fair value of plan assets at end of year                                       --         --
                                                                               -------      -----

          Post-retirement benefit obligation in excess
             of plan assets at end of year                                      (4,011)    (3,284)
          Unrecognized actuarial loss                                            1,313        535
          Unrecognized prior service credit                                       (819)      (884)
                                                                               -------      -----
   Accrued post-retirement benefit cost
       at end of year                                                          $(3,517)    (3,633)
                                                                               =======     ======

      The components of net periodic post-retirement benefit cost for 2002, 2001 and 2000 are as follows (in thousands):

                                                     2002     2001     2000
                                                    -----      ---      ---

Service cost                                        $  --       47       95
Interest cost                                         230      208      140
Amortization of unrecognized loss (gain)               13        1      (12)
Amortization of unrecognized prior service credit     (64)     (46)      --
Curtailment credit                                     --      (11)      --
                                                    -----      ---      ---
     Total periodic cost                            $ 179      199      223
                                                    =====      ===      ===

      The post-retirement benefit obligation was determined using a discount rate of 6.50% for 2002, 7.25% for 2001 and 8.00% for 2000 and an assumed rate of future compensation increases of 4.00% for 2002, 4.50% for 2001 and 5.00% for 2000. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.00% for 2003, and gradually decreased to 4.50% in the year 2008 and thereafter, over the projected payout of benefits. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2002 would have increased by 7.8% and the aggregate of service and interest cost would have increased by 5.8%. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2002 would have decreased by 6.7% and the aggregate of service and interest cost would have decreased by 5.1%.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Effective January 19, 2001, the Company modified all of its post-retirement health care and life insurance plans. Participation in the plans was closed to those employees who did not meet the retirement eligibility requirements as of December 31, 2001.

      401(k) Plan

      All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Company contributes an amount to the plan equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. The Company's contribution to these plans amounted to $1.3 million, $1.2 million and $524 thousand for 2002, 2001 and 2000, respectively.

      Employee Stock Ownership Plan ("ESOP")

      The Company's ESOP plan is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate. The ESOP holds shares of FNFG common stock that were purchased in the 1998 initial public offering and in the open market. The purchased shares were funded by a loan from FNFG payable in equal quarterly installments over 30 years bearing an interest rate that is adjustable with the prime rate. Loan payments are funded by cash contributions from First Niagara and dividends on FNFG stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As quarterly loan payments are made, shares are committed to be released and subsequently allocated to employee accounts at each calendar year end. Compensation expense is recognized in an amount equal to the average market price of the committed to be released shares during the respective quarterly period. Compensation expense of $1.2 million, $803 thousand and $494 thousand was recognized for 2002, 2001 and 2000, respectively, in connection with the 45,786, 56,550 and 52,727 shares allocated to participants during those respective years. The fair value of unallocated ESOP shares was $21.8 million at December 31, 2002 and $14.8 million at December 31, 2001.

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans amounted to $2.7 million, $2.5 million and $1.3 million for 2002, 2001 and 2000, respectively. The Company also maintains supplemental benefit plans for certain executive officers.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(17)   Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                    Carrying      Estimated fair
                                                      value           value
                                                   -----------    --------------
December 31, 2002:
    Financial assets:
         Cash and cash equivalents                 $    90,525         90,525
         Securities available for sale                 632,364        632,364
         Loans, net                                  1,974,560      2,073,157
         Other assets                                   87,038         87,593
    Financial liabilities:
         Deposits                                  $ 2,129,469      2,136,427
         Borrowings                                    397,135        427,572
         Stock offering subscription proceeds           75,952         75,952
         Other liabilities                               2,380          2,380

December 31, 2001:
    Financial assets:
         Cash and cash equivalents                 $    74,654         74,654
         Securities available for sale                 693,897        693,897
         Loans, net                                  1,853,141      1,915,712
         Other assets                                   89,425         89,534
    Financial liabilities:
         Deposits                                  $ 1,990,830      1,996,810
         Borrowings                                    559,040        574,642
         Other liabilities                               2,957          2,957
         Interest rate swaps                              (460)          (460)

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

      Cash and Cash Equivalents

      The carrying value approximates the fair value because the instruments have original maturities of three months or less.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

      Securities

      The carrying value and fair value are estimated based on quoted market prices. See note 4 for the amortized cost of securities available for sale.

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

      Stock Offering Subscription Proceeds

      The fair value of stock offering subscription proceeds is equal to its carrying value similar to other deposit accounts with no stated maturity.

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(18)  Segment Information

      Based on the "Management Approach" model as described in the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two business segments, its banking activities and its financial services activities. Financial services activities consist of the results of the Company's insurance and investment advisory subsidiaries, as well as First Niagara's trust department, which were organized under one Financial Services Group in 2001. Banking activities consists of the results of FNFG's banking subsidiaries excluding financial services activities. Transactions between the banking and financial services segments are primarily related to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation and are accounted for under the accrual method of accounting.

      Information about the Company's segments at or for the years ended December 31, 2002, 2001 and 2000 is presented in the following table (in thousands):

                                                      Financial
                                         Banking       services                   Consolidated
At or for the year ended:               activities    activities   Eliminations      total
                                        ----------    ----------   ------------   ------------
December 31, 2002
    Interest income                     $  167,637           105          (105)       167,637
    Interest expense                        76,212          --            (105)        76,107
                                        ----------    ----------    ----------     ----------
         Net interest income                91,425           105          --           91,530
    Provision for credit losses              6,824          --            --            6,824
                                        ----------    ----------    ----------     ----------
         Net interest income after
         provision for credit losses        84,601           105          --           84,706
    Noninterest income                      25,500        24,276           (85)        49,691
    Amortization of other
         intangibles                          --             873          --              873
    Other noninterest expense               63,873        19,787           (85)        83,575
                                        ----------    ----------    ----------     ----------
         Income before income taxes         46,228         3,721          --           49,949
    Income tax expense                      17,236         1,918          --           19,154
                                        ----------    ----------    ----------     ----------

         Net income                     $   28,992         1,803          --           30,795
                                        ==========    ==========    ==========     ==========

   Total assets                         $2,914,242        28,726        (8,173)     2,934,795
                                        ==========    ==========    ==========     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                                                      Financial
                                         Banking       services                   Consolidated
At or for the year ended:               activities    activities   Eliminations      total
                                        ----------    ----------   ------------   ------------
December 31, 2001
    Interest income                     $  178,368           149          (149)       178,368
    Interest expense                        99,501          --            (149)        99,352
                                        ----------    ----------    ----------     ----------
         Net interest income                78,867           149          --           79,016
    Provision for credit losses              4,160          --            --            4,160
                                        ----------    ----------    ----------     ----------
         Net interest income after
         provision for credit losses        74,707           149          --           74,856
    Noninterest income                      20,433        21,662           (23)        42,072
    Amortization of goodwill and
         other intangibles                   3,787         1,924          --            5,711
    Other noninterest expense               59,668        17,649           (23)        77,294
                                        ----------    ----------    ----------     ----------
         Income before income taxes         31,685         2,238          --           33,923
    Income tax expense                      11,148         1,555          --           12,703
                                        ----------    ----------    ----------     ----------

         Net income                     $   20,537           683          --           21,220
                                        ==========    ==========    ==========     ==========

    Total assets                        $2,837,552        27,767        (7,373)     2,857,946
                                        ==========    ==========    ==========     ==========

December 31, 2000
    Interest income                     $  137,040           117          (117)       137,040
    Interest expense                        76,969            10          (117)        76,862
                                        ----------    ----------    ----------     ----------
         Net interest income                60,071           107          --           60,178
    Provision for credit losses              2,258          --            --            2,258
                                        ----------    ----------    ----------     ----------
         Net interest income after
         provision for credit losses        57,813           107          --           57,920
    Noninterest income                      15,101        18,998            (9)        34,090
    Amortization of goodwill and
         other intangibles                   1,401         1,650          --            3,051
    Other noninterest expense               43,716        14,760            (9)        58,467
                                        ----------    ----------    ----------     ----------
         Income before income taxes         27,797         2,695          --           30,492
    Income tax expense                       9,336         1,637          --           10,973
                                        ----------    ----------    ----------     ----------

         Net income                     $   18,461         1,058          --           19,519
                                        ==========    ==========    ==========     ==========

    Total assets                        $2,605,507        24,724        (5,545)     2,624,686
                                        ==========    ==========    ==========     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

(19)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition as of December 31, 2002 and 2001 and the condensed statements of income and cash flows for 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                              2002        2001
                                                            --------    --------
Condensed Statements of Condition
      Assets:
            Cash and cash equivalents                       $  3,724       3,106
            Securities available for sale                      1,915       5,094
            Loan receivable from ESOP                         12,034      12,511
            Investment in subsidiaries                       270,946     250,021
            Other assets                                       1,938         578
                                                            --------    --------

                  Total assets                              $290,557     271,310
                                                            ========    ========

      Liabilities:
            Accounts payable and other liabilities          $    861         193
            Short-term borrowings                               --         4,500
            Short-term loan payable to related parties         6,000       6,000
      Stockholders' equity                                   283,696     260,617
                                                            --------    --------

             Total liabilities and stockholders' equity     $290,557     271,310
                                                            ========    ========

                                                  2002         2001         2000
                                                --------     --------     --------
Condensed Statements of Income
     Interest income                            $    736        1,482        3,538
     Dividends received from subsidiaries         10,900       16,000       95,000
                                                --------     --------     --------
           Interest income                        11,636       17,482       98,538
           Interest expense                          166          924          415
                                                --------     --------     --------
           Net interest income                    11,470       16,558       98,123
     Net gain (loss) on securities available
           for sale                                  397           98         (422)
     Noninterest expenses                          1,817        1,674        1,244
                                                --------     --------     --------
           Income before income taxes and
                 undisbursed (overdisbursed)
                 income of subsidiaries           10,050       14,982       96,457
     Income tax (benefit) expense                   (355)        (425)         587
                                                --------     --------     --------
           Income before undisbursed
                 (overdisbursed) income
                 of subsidiaries                  10,405       15,407       95,870
     Undisbursed (overdisbursed) income
           of subsidiaries                        20,390        5,813      (76,351)
                                                --------     --------     --------

                         Net income             $ 30,795       21,220       19,519
                                                ========     ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

Condensed Statements of Cash Flows                                  2002           2001           2000
                                                                 ----------     ----------     ----------
Cash flows from operating activities:
      Net income                                                 $   30,795         21,220         19,519
      Adjustments to reconcile net income to
            net cash provided by operating activities:
                Accretion of fees and discounts, net                    (16)           (17)           (18)
                (Undisbursed) overdisbursed income
                      of subsidiaries                               (20,390)        (5,813)        76,351
                Net (gain) loss on securities
                      available for sale                               (397)           (98)           422
                Deferred income taxes                                    36            678            767
                (Increase) decrease in other assets                    (460)         2,711          2,869
                Increase (decrease) in liabilities                    1,116            (60)        (3,468)
                                                                 ----------     ----------     ----------
                        Net cash provided by operating
                             activities                              10,684         18,621         96,442
                                                                 ----------     ----------     ----------

Cash flow from investing activities:
      Proceeds from sales of securities available for sale              986            195         25,085
      Purchases of securities available for sale                       (582)          (125)          (841)
      Principal payments on securities available for sale             3,405          2,353          5,105
      Acquisitions, net of cash acquired                               --             (322)      (120,713)
      Repayment of ESOP loan receivable                                 477            477            476
                                                                 ----------     ----------     ----------
                        Net cash provided by (used in)
                             investing activities                     4,286          2,578        (90,888)
                                                                 ----------     ----------     ----------

Cash flows from financing activities:
      Purchase of treasury stock                                       --             --          (10,871)
      Repayment of loans from related parties                          --             --           (5,408)
      (Repayment) proceeds of short-term borrowings                  (4,500)       (10,709)        15,209
      Proceeds from exercise of stock options                           942            406           --
      Dividends paid on common stock                                (10,794)        (8,983)        (7,024)
                                                                 ----------     ----------     ----------

                        Net cash used in financing activities       (14,352)       (19,286)        (8,094)
                                                                 ----------     ----------     ----------
                        Net increase (decrease) in cash
                             and cash equivalents                       618          1,913         (2,540)
      Cash and cash equivalents at beginning
            of year                                                   3,106          1,193          3,733
                                                                 ----------     ----------     ----------

      Cash and cash equivalents at end of year                   $    3,724          3,106          1,193
                                                                 ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

      (b)   Reports on Form 8-K

            On November 13, 2002, the Company filed a Current Report on Form 8-K which disclosed that First Niagara and the MHC have completed their conversions from New York chartered institutions to federally chartered institutions. The Company also disclosed that Cayuga and Cortland, formerly operated as wholly owned subsidiaries, have been merged into First Niagara. Such Current Report, as an Item 7 exhibit included the Company's press release dated November 12, 2002.

            On November 18, 2002, the Company filed a Current Report on Form 8-K which disclosed that First Niagara, has received approval from the OTS for the second step conversion of the MHC. Additionally, the Company reported information regarding the conversion, offering and stock information center. Such Current Report, as an Item 7 exhibit included the Company's press release dated November 15, 2002.

            On December 19, 2002, the Company filed a Current Report on Form 8-K which disclosed that FNFG received OTS approval for the acquisition of FLBC and its wholly owned subsidiary, SBFL, and that the merger remained subject to the approval of the shareholders of FLBC, which had a special meeting scheduled for December 30, 2002. Such Current Report, as an Item 7 exhibit included the Company's press release dated December 13, 2002.

            On December 30, 2002, the Company filed a Current Report on Form 8-K which disclosed that orders for approximately 11,000,000 shares of common stock had been received in the subscription and community offering portion of its second step conversion offering, which concluded on December 23, 2002. In addition, the Company disclosed that Ryan Beck & Co., Inc. had been authorized to proceed with a syndicated community offering of unsold shares of common stock, which is expected to commence on or about January 6, 2003. Finally, the Company disclosed that, subject to market conditions and regulatory approval, it anticipated completing the offering at no more than the midpoint of the offering range. Such Current Report, as an Item 7 exhibit included the Company's press release dated December 27, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Con't)

(c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

      Exhibit Index to Form 10-K
      --------------------------
      Exhibit 3.3     Certificate of Incorporation (1)

      Exhibit 3.4     Bylaws (1)

      Exhibit 10.1    Form of Employment Agreement with the Named Executive Officers (2)

      Exhibit 10.2    First Niagara Bank Deferred Compensation Plan (3)

      Exhibit 10.3    First Niagara Financial Group, Inc. 1999 Stock Option Plan (4)

      Exhibit 10.4    First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(4)

      Exhibit 10.5    First Niagara Financial Group, Inc. 2002 Long-Term Incentive Stock
                      Benefit Plan(5)

      Exhibit 11      Calculations of Basic Earnings Per Share and Diluted Earnings Per Share
                      (See Note 15 to Notes to Consolidated Financial Statements)

      Exhibit 21      Subsidiaries of First Niagara Financial Group, Inc. (See Part I, Item 1
                      of Form 10-K)

      Exhibit 23      Consent of Independent Auditors'

      Exhibit 99.1    Certification of Chief Executive Officer and Chief Financial Officer
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.

(2) Incorporated by reference to the Company's Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.

(4) Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(5) Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 27, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST NIAGARA FINANCIAL GROUP, INC.

Date:  March 24, 2003                  By:  /s/ William E. Swan
                                          --------------------------------------
                                          William E. Swan
                                          Chairman, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                               Title                           Date
        ----------                               -----                           ----
/s/ William E. Swan             Chairman, President and Chief Executive      March 24, 2003
-----------------------------   Officer
William E. Swan

/s/ Paul J. Kolkmeyer           Executive Vice President, Chief Operating    March 24, 2003
-----------------------------   Officer and Chief Financial Officer
Paul J. Kolkmeyer

/s/ Gordon P. Assad                               Director                   March 24, 2003
-----------------------------
Gordon P. Assad

/s/ John J. Bisgrove, Jr.                         Director                   March 24, 2003
-----------------------------
John J. Bisgrove, Jr.

/s/ G. Thomas Bowers                              Director                   March 24, 2003
-----------------------------
G. Thomas Bowers

/s/ James W. Currie                               Director                   March 24, 2003
-----------------------------
James W. Currie

/s/ Daniel W. Judge                               Director                   March 24, 2003
-----------------------------
Daniel W. Judge

/s/ B. Thomas Mancuso                             Director                   March 24, 2003
-----------------------------
B. Thomas Mancuso

/s/ James Miklinski                               Director                   March 24, 2003
-----------------------------
James Miklinski

/s/ Sharon D. Randaccio                           Director                   March 24, 2003
-----------------------------
Sharon D. Randaccio

/s/ Robert G. Weber                               Director                   March 24, 2003
-----------------------------
Robert G. Weber

/s/ Louise Woerner                                Director                   March 24, 2003
-----------------------------
Louise Woerner

/s/ David M. Zebro                                Director                   March 24, 2003
-----------------------------
David M. Zebro

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William E. Swan, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of First Niagara Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                    /s/ William E. Swan
                                        ----------------------------------------
                                        William E. Swan
                                        Chairman, President and
                                        Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul J. Kolkmeyer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of First Niagara Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                    /s/ Paul J. Kolkmeyer
                                        ----------------------------------------
                                        Paul J. Kolkmeyer
                                        Executive Vice President, Chief
                                        Operating Officer and Chief Financial
                                        Officer