Form 10-Q
period 2003-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2003-05-14
CIK 1051741

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

                  For the quarterly period ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

                Delaware                                  42-1556195
                --------                                  ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       6950 South Transit Road,
      P.O. Box 514, Lockport, NY                          14095-0514
      --------------------------                          ----------
(Address of principal executive offices)                  (Zip Code)

                                 (716) 625-7500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The Registrant had 70,749,243 shares of Common Stock, $0.01 par value, outstanding as of May 12, 2003.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2003

                                TABLE OF CONTENTS

Item Number                                                                                 Page Number
-----------                                                                                 -----------
                                PART I - FINANCIAL INFORMATION

1. Financial Statements

      Condensed Consolidated Statements of Condition as of
        March 31, 2003 (unaudited) and December 31, 2002......................................   3

      Condensed Consolidated Statements of Income for the
        three months ended March 31, 2003 and 2002 (unaudited)................................   4

      Condensed Consolidated Statements of Comprehensive Income for the
        three months ended March 31, 2003 and 2002 (unaudited)................................   5

      Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the three months ended March 31, 2003 and 2002 (unaudited)........................   6

      Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2003 and 2002 (unaudited)................................   8

      Notes to Condensed Consolidated Financial Statements (unaudited)........................   9

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................................  15

3. Quantitative and Qualitative Disclosures about Market Risk.................................  21

4. Controls and Procedures....................................................................  21

                                  PART II - OTHER INFORMATION

1. Legal Proceedings..........................................................................  22

2. Changes in Securities and Use of Proceeds..................................................  22

3. Defaults upon Senior Securities............................................................  22

4. Submission of Matters to a Vote of Security Holders........................................  23

5. Other Information..........................................................................  23

6. Exhibits and Reports on Form 8-K...........................................................  23

Signatures....................................................................................  24

Certification of Chief Executive Officer Pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002.................................................................  25

Certification of Chief Financial Officer Pursuant to Section 302 of the
   Sarbanes-Oxley Act of 2002.................................................................  26

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                                 March 31,        December 31,
                                                                                   2003              2002
                                                                                -----------       -----------
                                                                                (unaudited)

                                                                                 (In thousands except share
                                Assets                                             and per share amounts)
Cash and cash equivalents:
    Cash and due from banks ..............................................      $    44,178       $    45,358
    Federal funds sold and other short-term investments ..................          392,956            45,167
                                                                                -----------       -----------
           Total cash and cash equivalents ...............................          437,134            90,525

Securities available for sale ............................................          672,296           632,364
Loans, net ...............................................................        2,207,269         1,974,560
Premises and equipment, net ..............................................           43,095            40,445
Goodwill .................................................................           99,965            74,101
Amortizing intangible assets, net ........................................            7,083             6,392
Other assets .............................................................          136,590           116,408
                                                                                -----------       -----------
              Total assets ...............................................      $ 3,603,432       $ 2,934,795
                                                                                ===========       ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits ...............................................................      $ 2,398,797       $ 2,129,469
  Stock offering subscription proceeds ...................................               --            75,952
  Short-term borrowings ..................................................           63,980            69,312
  Long-term borrowings ...................................................          377,730           327,823
  Other liabilities ......................................................           51,279            48,543
                                                                                -----------       -----------
              Total liabilities ..........................................        2,891,786         2,651,099
                                                                                -----------       -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized in 2003
        and 5,000,000 shares authorized in 2002, none issued .............               --                --
    Common stock, $0.01 par value, 250,000,000 shares authorized and
        70,750,636 issued in 2003 and 45,000,000 shares authorized and
        29,756,250 issued in 2002 ........................................              708               298
    Additional paid-in capital ...........................................          542,808           137,624
    Retained earnings ....................................................          200,362           196,074
    Accumulated other comprehensive income ...............................            1,177             2,074
    Common stock held by ESOP, 4,165,533 shares in 2003 and
      832,747 shares in 2002 .............................................          (31,243)          (11,024)
    Unearned compensation - recognition and retention plan,
      513,935 shares in 2003 and 203,675 shares in 2002 ..................           (2,166)           (2,453)
    Treasury stock, at cost, 3,715,303 shares in 2002 ....................               --           (38,897)
                                                                                -----------       -----------
              Total stockholders' equity .................................          711,646           283,696
                                                                                -----------       -----------
              Total liabilities and stockholders' equity .................      $ 3,603,432       $ 2,934,795
                                                                                ===========       ===========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                           Three months ended
                                                                               March 31,
                                                                        -----------------------
                                                                           2003           2002
                                                                        --------       --------
                                                                 (In thousands except per share amounts)
Interest income:
   Real estate loans .............................................      $ 30,550         28,776
   Other loans ...................................................         6,446          6,019
   Investment securities .........................................         1,509          2,295
   Mortgage-backed securities ....................................         3,114          4,851
   Federal funds sold and other short-term investments ...........           937            326
   Other .........................................................           367            266
                                                                        --------       --------
        Total interest income ....................................        42,923         42,533

Interest expense:
   Deposits ......................................................        12,017         14,562
   Borrowings ....................................................         5,518          5,757
                                                                        --------       --------
        Total interest expense ...................................        17,535         20,319
                                                                        --------       --------

        Net interest income ......................................        25,388         22,214
Provision for credit losses ......................................         1,957          1,530
                                                                        --------       --------
        Net interest income after provision
           for credit losses .....................................        23,431         20,684
                                                                        --------       --------

Noninterest income:
   Banking service charges and fees ..............................         3,800          3,339
   Insurance services and fees ...................................         3,309          3,122
   Lending and leasing income ....................................           899          1,039
   Bank-owned life insurance income ..............................           753            654
   Annuity and mutual fund commissions ...........................           752            473
   Investment and fiduciary services income ......................           220            327
   Net realized losses on investment securities available for sale           (16)           (14)
   Other .........................................................           330            318
                                                                        --------       --------
        Total noninterest income .................................        10,047          9,258
                                                                        --------       --------

Noninterest expense:
   Salaries and employee benefits ................................        12,572         11,113
   Occupancy and equipment .......................................         2,441          1,930
   Technology and communications .................................         2,360          1,906
   Marketing and advertising .....................................         1,068            538
   Amortization of other intangibles .............................           318            162
   Other .........................................................         3,288          2,982
                                                                        --------       --------
        Total noninterest expense ................................        22,047         18,631
                                                                        --------       --------

        Income from continuing operations before income taxes ....        11,431         11,311

Income tax expense from continuing operations ....................         3,980          3,914
                                                                        --------       --------
        Income from continuing operations ........................         7,451          7,397
Discontinued operations (See note 3):
   Income from discontinued operations before income taxes .......         1,996            137
   Income tax expense from discontinued operations ...............         1,833             84
                                                                        --------       --------
        Income from discontinued operations ......................           163             53
                                                                        --------       --------

        Net income ...............................................      $  7,614          7,450
                                                                        ========       ========

Earnings per share (See note 4):
        Basic ....................................................      $   0.12           0.12
        Diluted ..................................................          0.11           0.11

Weighted average common shares outstanding:
        Basic ....................................................        65,758         64,205
        Diluted ..................................................        67,268         65,307

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                         ---------------------
                                                                           2003          2002
                                                                         -------       -------
                                                                         (Amounts in thousands)
Net income ........................................................      $ 7,614         7,450

Other comprehensive income, net of income taxes:
    Securities available for sale:
        Net unrealized losses arising during the period ...........         (907)       (2,226)
        Reclassification adjustment for realized losses included in
             net income ...........................................           10             8
                                                                         -------       -------
                                                                            (897)       (2,218)
                                                                         -------       -------
    Cash flow hedges:
        Net unrealized losses arising during the period ...........           --           (23)
        Reclassification adjustment for realized losses included in
             net income ...........................................           --           134
                                                                         -------       -------
                                                                              --           111
                                                                         -------       -------

             Total other comprehensive loss .......................         (897)       (2,107)
                                                                         -------       -------

                 Total comprehensive income .......................      $ 6,717         5,343
                                                                         =======       =======

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                       Accumulated   Common       Unearned
                                               Additional                other        stock    compensation -
                                      Common     paid-in    Retained  comprehensive  held by  recognition and   Treasury
                                      stock      capital    earnings     income       ESOP     retention plan     stock      Total
                                    --------   ---------    --------  -------------  -------  ---------------   --------   --------
                                                            (In thousands except share and per share amounts)
Balances at January 1, 2003 .....   $    298     137,624     196,074       2,074     (11,024)       (2,453)      (38,897)   283,696

Net income ......................         --          --       7,614          --          --            --            --      7,614
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes ....................         --          --          --        (897)         --            --            --       (897)
Merger of First Niagara
   Financial Group, MHC
   pursuant to reorganization
   (15,849,650 shares) ..........       (158)     19,608          --          --          --            --            --     19,450
Treasury stock retired
   pursuant to reorganization
   (3,715,303 shares) ...........        (37)    (38,860)         --          --          --            --        38,897         --
Exchange of common stock
   pursuant to reorganization
   (10,191,297 shares exchanged
   for 26,359,327 shares, 3,622
   shares paid cash in lieu) ....        161        (198)         --          --          --            --            --        (37)
Proceeds from stock offering,
   net of related expenses of
   $18,955 and issuance of
   41,000,000 shares of
   common stock .................        410     390,635          --          --          --            --            --    391,045
Purchase of shares by ESOP
   (2,050,000 shares) ...........         --          --          --          --     (20,500)           --            --    (20,500)
Common stock issued for the
   acquisition of Finger Lakes
   Bancorp, Inc. (3,355,868
   shares) ......................         34      33,525          --          --          --            --            --     33,559
Exercise of stock options after
   reorganization (35,441 shares)         --         295          --          --          --            --            --        295
ESOP shares committed to be
   released (38,625 shares)  ....         --         154          --          --         281            --            --        435
Recognition and  retention
   plan (12,933 shares) .........         --          25          --          --          --           287            --        312
Common stock dividend of
   $0.05 per share ..............         --          --      (3,326)         --          --            --            --     (3,326)
                                    --------    --------    --------    --------    --------      --------      --------   --------

Balances at March 31, 2003  .....   $    708     542,808     200,362       1,177     (31,243)       (2,166)           --    711,646
                                    ========    ========    ========    ========    ========      ========      ========   ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                     Accumulated     Common      Unearned
                                             Additional                 other        stock    compensation -
                                   Common     paid-in     Retained  comprehensive    held by  recognition and  Treasury
                                   stock      capital     earnings      income        ESOP    retention plan    stock        Total
                                  --------   ----------   --------  -------------   --------  ---------------  --------    --------
                                                           (In thousands except share and per share amounts)
Balances at January 1, 2002 ..    $    298     135,917     176,073        2,561      (11,630)      (2,153)     (40,449)     260,617

Net income ...................          --          --       7,450           --           --           --           --        7,450
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes .................          --          --          --       (2,218)          --           --           --       (2,218)
Unrealized gain on interest
   rate swaps, net of
   reclassification
   adjustment and taxes ......          --          --          --          111           --           --           --          111
Exercise of stock options
   (32,300 shares) ...........          --         125          --           --           --                       317          442
ESOP shares committed to be
   released (11,451 shares) ..          --          52          --           --          152           --           --          204
Recognition and  retention
   plan (10,040 shares) ......          --          --          --           --           --           72           30          102
Common stock dividend of
   $0.10 per share (equivalent
   to $0.04 per share after
   the reorganization in 2003)          --          --      (2,506)          --           --           --           --       (2,506)
                                  --------    --------    --------     --------     --------     --------     --------     --------

Balances at March 31, 2002 ...    $    298     136,094     181,017          454      (11,478)      (2,081)     (40,102)     264,202
                                  ========    ========    ========     ========     ========     ========     ========     ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Three months ended March 31,
                                                                        2003          2002
                                                                     ---------     ---------
Cash flows from operating activities:                                     (In thousands)
   Net income ...................................................    $   7,614     $   7,450
   Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of fees and discounts, net ................        2,965           309
         Depreciation of premises and equipment .................        1,542         1,278
         Provision for credit losses ............................        1,957         1,530
         Amortization of intangibles ............................          351           211
         Gain on sale of discontinued operations ................       (2,046)           --
         Net realized losses on securities available for sale ...           16            14
         ESOP and stock based compensation expense ..............          795           204
         Deferred income tax expense (benefit) ..................        1,073          (317)
         Decrease (increase) in other assets ....................          927        (1,980)
         Decrease in other liabilities ..........................       (3,948)       (4,850)
                                                                     ---------     ---------
            Net cash provided by operating activities ...........       11,246         3,849
                                                                     ---------     ---------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale .........        6,137        12,338
   Proceeds from maturities of securities available for sale ....      328,052       180,338
   Principal payments received on securities available for sale .       87,044        46,356
   Purchases of securities available for sale ...................     (319,752)     (103,482)
   Net increase in loans ........................................      (32,765)      (23,717)
   Acquisitions, net of cash ....................................      (28,527)         (300)
   Proceeds from the sale of discontinued operations, net of cash        5,200            --
   Other, net ...................................................           63         1,010
                                                                     ---------     ---------
            Net cash provided by investing activities ...........       45,452       112,543
                                                                     ---------     ---------

Cash flows from financing activities:
   Net increase in deposits .....................................        9,808       141,460
   Repayments of short-term borrowings ..........................      (26,511)     (149,356)
   Proceeds from long-term borrowings ...........................           --        10,000
   Repayments of long-term borrowings ...........................       (4,214)       (3,593)
   Proceeds from exercise of stock options ......................          147           349
   Net proceeds from second step stock offering .................      294,594            --
   Cash payment in lieu of fractional shares ....................          (37)           --
   Transfer of assets from First Niagara Financial Group, MHC ...       19,450            --
   Dividends paid on common stock ...............................       (3,326)       (2,506)
                                                                     ---------     ---------
            Net cash provided by (used in) financing activities .      289,911        (3,646)
                                                                     ---------     ---------

Net increase in cash and cash equivalents .......................      346,609       112,746
Cash and cash equivalents at beginning of period ................       90,525        71,972
                                                                     ---------     ---------
Cash and cash equivalents at end of period ......................    $ 437,134     $ 184,718
                                                                     =========     =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Income taxes ............................................    $      19     $   1,411
        Interest expense ........................................       17,269        20,686
                                                                     =========     =========
   Acquisitions:
        Assets acquired (noncash) ...............................    $ 375,644     $      --
        Liabilities assumed .....................................      342,950            --
                                                                     =========     =========
   Dispositions:
        Assets sold (noncash) ...................................    $   1,384     $      --
        Liabilities disposed of .................................          746            --
                                                                     =========     =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassification adjustments were made to the 2002 financial statements to conform them to the 2003 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

(1)   Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock awards may be granted to certain officers, directors, key employees and other persons providing services to the Company. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the vesting period for shares of restricted stock granted.

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands except per share amounts):

                                                         Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2003            2002
                                                     ---------       ---------

Net Income
    As reported                                      $   7,614           7,450
    Add: Stock-based employee compensation
         expense included in net income, net of
         related tax effects                               216             102
     Deduct: Stock-based employee compensation
         expense determined under the fair-value
         based method, net of related tax effects         (409)           (226)
                                                     ---------       ---------

    Pro forma net income                             $   7,421           7,326
                                                     =========       =========

Basic earnings per share:
    As reported                                      $    0.12            0.12
    Pro forma                                             0.11            0.11

Diluted earnings per share:
    As reported                                      $    0.11            0.11
    Pro forma                                             0.11            0.11

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Corporate Structure and Stock Offering

FNFG is a Delaware corporation which holds all of the capital stock of First Niagara, a federally chartered savings bank. First Niagara originally was organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized by First Niagara in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company, which was completed in April 1998. As part of the reorganization, FNFG sold shares of common stock to eligible depositors of First Niagara and issued approximately 53% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a mutual holding company. As a result of share repurchases subsequent to the reorganization, the MHC's ownership interest increased to 61% of the issued and outstanding shares of common stock of FNFG.

The Company utilized the proceeds raised in its initial offering to make three bank and five non-bank acquisitions between 1999 and 2001. In March 2000, FNFG acquired Albion Banc Corp, Inc., the holding company of Albion Federal Savings and Loan Association ("Albion"). Subsequent to the acquisition, Albion's two branch locations were merged into First Niagara's banking center network. In July 2000, FNFG acquired CNY Financial Corporation ("CNY"), the holding company of Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc. ("Iroquois"), the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, The Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG. On November 8, 2002, FNFG merged Cortland and Cayuga into First Niagara and converted First Niagara and the MHC to federal charters subject to Office of Thrift Supervision ("OTS") regulation. The conversion of FNFG to a federal charter was approved by stockholders' of the Company on January 9, 2003 and was effective January 17, 2003.

On July 21, 2002, the Boards of Directors of the MHC, FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form (the "Conversion"). In connection with the Conversion the 61% ownership interest of the MHC in FNFG was sold to depositors of First Niagara and the public (the "Offering"). Completion of the Conversion and Offering was effective on January 17, 2003 and resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Cash was paid in lieu of fractional shares. The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the Conversion. Prior year share data within the consolidated statement of condition have not been restated for the exchange ratio.

Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees and printing and mailing costs, were $19.0 million and accordingly, net offering proceeds were $391.0 million. As a result of the Conversion and Offering, FNFG was succeeded by a new, fully public, Delaware corporation with the same name and the MHC ceased to exist.

(3)   Acquisitions and Dispositions

On February 19, 2003 the Company sold its wholly owned third-party benefit plan administrator subsidiary, NOVA Healthcare Administrators, Inc. ("NOVA"), as it was not considered one of the Company's core strategic businesses of banking, investments or insurance. The sale of NOVA, which had assets of $5.8 million, including goodwill of $1.0 million and customer lists of $1.5 million, resulted in a gross gain of $2.0 million, before $1.8 million of income taxes. The Company has classified the results of operations from NOVA from January 1, 2003 to the sale date (loss of $44 thousand), including the net gain on sale ($207 thousand), as discontinued operations in the consolidated statements of income.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

On January 17, 2003, simultaneously with the Conversion and Offering, the Company acquired 100% of the outstanding common shares of Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. Subsequent to the acquisition, SBFL was merged into First Niagara and one of the seven SBFL branches acquired was consolidated with an existing First Niagara banking center. The FLBC acquisition increased the Company's presence in Cayuga and Tompkins Counties, bridged the Company's western and central New York markets and provided an initial presence in two additional central New York counties, Ontario and Seneca.

Under terms of the agreement, the Company paid $20.00 per share, in a combination of cash and stock from the Offering, for all of the outstanding shares and options of FLBC for an aggregate purchase price of $66.7 million. As a result, 3.4 million shares of FNFG stock from the Offering were issued and cash payments totaling $33.2 million were made. Capitalized costs related to the acquisition, primarily management and professional fees, were $600 thousand. The value of the shares issued to FLBC shareholders was based on the Company's Offering price of $10.00 per share. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of FLBC have been included in the consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                     January 17,
                                                                        2003
                                                                     -----------

Cash and cash equivalents                                             $  4,873
Securities available for sale                                          146,147
Loans, net                                                             201,084
Goodwill                                                                27,170
Core deposit intangible                                                  2,578
Other assets                                                            28,413
                                                                      --------
       Total assets acquired                                           410,265
                                                                      --------

Deposits                                                               259,520
Borrowings                                                              75,621
Other liabilities                                                        7,809
                                                                      --------
       Total liabilities assumed                                       342,950
                                                                      --------

       Net assets acquired                                            $ 67,315
                                                                      ========

The core deposit intangible asset acquired is being amortized based upon the projected discounted cash flows of the deposit accounts acquired, over a period of approximately 11 years, with the majority of the amortization being recorded over the first five years subsequent to the acquisition. The goodwill was assigned to the Company's banking segment of which none is deductible for tax purposes.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4)   Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2003 and 2002 are as follows. All references to the number of shares outstanding for purposes of calculating prior year per share amounts are restated to give retroactive recognition to the 2.58681 exchange ratio applied in the January 17, 2003 Conversion (in thousands except per share amounts):

                                                                Three months ended
                                                                    March 31,
                                                             -----------------------
                                                               2003           2002
                                                             --------       --------
Net income available to common shareholders                  $  7,614          7,450
                                                             ========       ========

 Weighted average shares outstanding basic and diluted:
     Total shares issued                                       71,913         76,973
     Unallocated ESOP shares                                   (3,817)        (2,271)
     Unvested restricted stock awards                            (522)          (624)
     Treasury shares                                           (1,816)        (9,873)
                                                             --------       --------

Total basic weighted average shares outstanding                65,758         64,205

     Incremental shares from assumed exercise of
          stock options                                         1,290            887
     Incremental shares from assumed vesting of
          restricted stock awards                                 220            215
                                                             --------       --------

Total diluted weighted average shares outstanding              67,268         65,307
                                                             ========       ========

Basic earnings per share                                     $   0.12           0.12
                                                             ========       ========

Diluted earnings per share                                   $   0.11           0.11
                                                             ========       ========

EPS from discontinued operations is equal to EPS from net income available to common shareholders shown above.

(5)   Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance and investment advisory subsidiaries, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. In accordance with SFAS No. 144, the Company has classified the results of operations from NOVA, its wholly owned third-party benefit plan administrator subsidiary, as discontinued operations in the consolidated statements of income, which previously were included as part of the Company's financial services segment.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following tables (in thousands):

                                                              Financial                 Consolidated
For the three month period ended:                 Banking      services   Eliminations     total
                                                  -------     ---------   ------------  ------------
March 31, 2003
    Interest income                               $42,923           14          (14)       42,923
    Interest expense                               17,549           --          (14)       17,535
                                                  -------      -------      -------       -------
         Net interest income                       25,374           14           --        25,388
    Provision for credit losses                     1,957           --           --         1,957
                                                  -------      -------      -------       -------
         Net interest income after provision
           for credit losses                       23,417           14           --        23,431
    Noninterest income                              5,753        4,304          (10)       10,047
    Amortization of intangible assets                 143          175           --           318
    Other noninterest expense                      18,309        3,430          (10)       21,729
                                                  -------      -------      -------       -------
         Income from continuing operations
           before income taxes                     10,718          713           --        11,431
    Income tax expense from continuing
       operations                                   3,621          359           --         3,980
                                                  -------      -------      -------       -------
       Income from continuing operations            7,097          354           --         7,451
    Income from discontinued operations                --          163           --           163
                                                  -------      -------      -------       -------
          Net income                              $ 7,097          517           --         7,614
                                                  =======      =======      =======       =======

                                                              Financial                 Consolidated
For the three month period ended:                 Banking      services   Eliminations     total
                                                  -------     ---------   ------------  ------------
March 31, 2002
    Interest income                               $42,533           31          (31)       42,533
    Interest expense                               20,350           --          (31)       20,319
                                                  -------      -------      -------       -------
         Net interest income                       22,183           31           --        22,214
    Provision for credit losses                     1,530           --           --         1,530
                                                  -------      -------      -------       -------
         Net interest income after provision
         for credit losses                         20,653           31           --        20,684
    Noninterest income                              5,340        3,922           (4)        9,258
    Amortization of intangible assets                  --          162           --           162
    Other noninterest expense                      15,423        3,050           (4)       18,469
                                                  -------      -------      -------       -------
         Income from continuing operations
         before income taxes                       10,570          741           --        11,311
    Income tax expense from continuing
       operations                                   3,490          424           --         3,914
                                                  -------      -------      -------       -------
       Income from continuing operations            7,080          317           --         7,397
    Income from discontinued operations                --           53           --            53
                                                  -------      -------      -------       -------
          Net income                              $ 7,080          370           --         7,450
                                                  =======      =======      =======       =======

(6)   Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted Interpretation No. 45 effective January 1, 2003, which did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and its effect on reported results. The provisions of this statement were effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company made the applicable disclosures required by SFAS No. 148 in this quarterly report on Form 10-Q and in its 2002 annual report on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Analysis of Financial Condition

Average Balance Sheet. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No taxable equivalent adjustments were made. All average balances are average daily balances.

                                                                            Three months ended March 31,
                                                 --------------------------------------------------------------------------------
                                                                   2003                                      2002
                                                 --------------------------------------    --------------------------------------
                                                   Average         Interest                  Average         Interest
                                                 outstanding        earned/      Yield/    outstanding        earned/      Yield/
                                                   balance           paid         rate       balance           paid         rate
                                                 -----------      -----------    ------    -----------      -----------    ------
Interest-earning assets:                                                        (Dollars in thousands)
   Federal funds sold and other
     short-term investments ...................  $   295,743      $       937     1.28%    $    74,813      $       326     1.77%
   Investment securities (1) ..................      247,556            1,509     2.44         201,150            2,295     4.57
   Mortgage-backed securities (1) .............      433,495            3,114     2.87         343,301            4,851     5.65
   Loans (2) ..................................    2,157,965           36,996     6.90       1,872,409           34,795     7.48
   Other interest-earning assets (3) ..........       28,734              367     5.18          24,529              266     4.39
                                                 -----------      -----------              -----------      -----------
         Total interest-earning assets ........    3,163,493           42,923     5.46       2,516,202           42,533     6.80
                                                 -----------      -----------              -----------      -----------
Allowance for credit losses ...................      (23,690)                                  (18,830)
Other noninterest-earning assets (4) (5) ......      320,348                                   275,789
                                                 -----------                               -----------
         Total assets .........................  $ 3,460,151                               $ 2,773,161
                                                 ===========                               ===========

Interest-bearing liabilities:
   Savings accounts ...........................  $   671,930      $     2,485     1.50%    $   498,453      $     3,032     2.47%
   Interest-bearing checking ..................      485,655            1,346     1.12         538,325            2,363     1.78
   Certificates of deposit ....................    1,014,610            8,094     3.24         879,491            9,105     4.20
   Mortgagors' payments held in escrow ........       12,237               --       --          15,135               62     1.66
   Stock offering subscription proceeds .......       35,000               92     1.07              --               --       --
   Borrowed funds .............................      438,047            5,518     5.11         424,190            5,757     5.50
                                                 -----------      -----------              -----------      -----------
         Total interest-bearing liabilities ...    2,657,479           17,535     2.68       2,355,594           20,319     3.50
                                                 -----------      -----------              -----------      -----------
Noninterest-bearing demand deposits ...........      128,000                                   103,410
Other noninterest-bearing liabilities .........       56,477                                    48,208
                                                 -----------                               -----------
     Total liabilities ........................    2,841,956                                 2,507,212
Stockholders' equity (4) ......................      618,195                                   265,949
                                                 -----------                               -----------
     Total liabilities and stockholders'
         equity ...............................  $ 3,460,151                               $ 2,773,161
                                                 ===========                               ===========
Net interest income ...........................                   $    25,388                               $    22,214
                                                                  ===========                               ===========
Net interest rate spread ......................                                   2.78%                                     3.30%
                                                                                  ====                                      ====
Net earning assets ............................  $   506,014                               $   160,608
                                                 ===========                               ===========
Net interest income as a percentage of
   average interest-earning assets ............                          3.21%                                     3.52%
                                                                  ===========                               ===========
Ratio of average interest-earning assets
   to average interest-bearing liabilities ....       119.04%                                   106.82%
                                                 ===========                               ===========

----------
(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Primarily includes Federal Home Loan Bank stock.
(4)   Includes unrealized gains/losses on securities available for sale.
(5) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding, net of deferred costs and unearned discounts, at March 31, 2003 increased to $2.23 billion from the year-end December 31, 2002 balance of $2.00 billion. Approximately $203.1 million of this increase can be attributed to the acquisition of FLBC in January 2003 which added $66.4 million of residential mortgages, $30.1 million of home equity loans, $64.6 million of commercial mortgages, $21.4 million of consumer loans and $20.6 million of commercial business loans. Additionally, the Company continued to shift its portfolio mix from one-to four-family real estate loans to commercial real estate, commercial construction and commercial business loans ("commercial loans"). As a result, excluding the loans acquired from FLBC, commercial loans increased $30.5 million or 4% from December 31, 2002 to March 31, 2003, while one-to four-family real estate loans decreased $913 thousand during the same period. This shift was achieved through the Company's continued emphasis on commercial loan originations and management's asset/liability strategy of holding fewer longer-term fixed-rate residential real estate loans, which is expected to benefit the Company during periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                  March 31, 2003                     December 31, 2002
                                          ------------------------------       -----------------------------
                                             Amount            Percent            Amount           Percent
                                          -----------       ------------       -----------      ------------
                                                                 (Dollars in thousands)
Real estate loans:
   One-to four-family ..............      $   992,949               44.7 %     $   927,453              46.5 %
   Home equity .....................          167,087                7.5           136,986               6.9
   Multi-family ....................          171,582                7.7           170,357               8.6
   Commercial ......................          377,878               17.0           303,136              15.2
   Construction ....................          117,324                5.3           107,200               5.4
                                          -----------       ------------       -----------      ------------
      Total real estate loans ......        1,826,820               82.2         1,645,132              82.6
                                          -----------       ------------       -----------      ------------

Consumer loans .....................          188,260                8.5           169,155               8.5
Commercial business loans ..........          208,137                9.3           178,555               8.9
                                          -----------       ------------       -----------      ------------
      Total loans ..................        2,223,217                100 %       1,992,842               100 %
                                          -----------       ============       -----------      ============
   Net deferred costs and
        unearned discounts .........            7,965                                2,591
    Allowance for credit losses ....          (23,913)                             (20,873)
                                          -----------                          -----------
      Total loans, net .............      $ 2,207,269                          $ 1,974,560
                                          ===========                          ===========

Even with the increase in higher risk commercial loans, credit quality has remained strong. Non-accruing loans increased slightly to $9.9 million, or 0.45% of total loans at March 31, 2003 from $7.5 million, or 0.37% of total loans at December 31, 2002, but are still below the level of non-accruing loans at the end of the three previous quarters of 2002. Approximately, $1.0 million of this $2.5 million increase can be attributed to one well-collateralized commercial relationship and does not reflect an overall deterioration in the credit quality of the Company's loan portfolio. The allowance for credit losses, which amounted to 240.67% of non-accruing loans and 1.07% of total loans at March 31, 2003, is based upon management's review of the loan portfolio and to the best of management's knowledge, includes all known and inherent losses that are both probable and reasonable to estimate.

The Company's allowance for credit losses is continuously reviewed with consideration given to losses inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions or other factors such as loan portfolio mix. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                               March 31, 2003  December 31, 2002
                                                               --------------  -----------------
Non-accruing loans (1):                                              (Dollars in thousands)
   One-to four-family ......................................      $ 3,723          $ 4,071
   Home equity .............................................          474              332
   Commercial real estate and multi-family .................        1,537            1,225
   Consumer ................................................          630              652
   Commercial business .....................................        3,572            1,198
                                                                  -------          -------
        Total non-accruing loans ...........................        9,936            7,478
Other real estate owned ....................................        1,646            1,423
                                                                  -------          -------
      Total non-performing assets ..........................      $11,582          $ 8,901
                                                                  =======          =======

Total non-performing assets as a percentage of total assets          0.32%            0.30%
                                                                  =======          =======
Total non-accruing loans to total loans ....................         0.45%            0.37%
                                                                  =======          =======
Allowance for credit losses to total loans .................         1.07%            1.05%
                                                                  =======          =======
Allowance for credit losses to non-accruing loans ..........       240.67%          279.13%
                                                                  =======          =======

----------
(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                2003            2002
                                                              --------        --------
                                                                (Dollars in thousands)
Balance at beginning of period .........................      $ 20,873        $ 18,727
Net charge-offs:
   Charge-offs .........................................        (1,157)         (1,498)
   Recoveries ..........................................           239             224
                                                              --------        --------
      Net charge-offs ..................................          (918)         (1,274)
Allowance obtained through acquisitions ................         2,001              --
Provision for credit losses ............................         1,957           1,530
                                                              --------        --------
Balance at end of period ...............................      $ 23,913        $ 18,983
                                                              ========        ========
Ratio of annualized net charge-offs during the period to
   average loans outstanding during the period .........          0.17%           0.27%
                                                              ========        ========

Investing Activities

The Company's securities available for sale increased $39.9 million to $672.3 million at March 31, 2003 from $632.4 million at December 31, 2002. This increase was a result of $146.1 million of investment securities obtained from the FLBC acquisition partially offset by the Company's decision to invest a portion of the funds received from the sales, maturity and principal payments on securities available for sale in short-term investments classified as cash and cash equivalents. This decision is part of the Company's asset/liability management strategy of conservatively investing the proceeds from the Offering and excess funds from operations in short-term investments due to the historically low interest rate environment and the increased risk of extending out on the yield curve due to this interest rate environment. Management believes this strategy will benefit the Company in the long-term as interest rates begin to rise. As a result of this strategy and the Offering, cash and cash equivalents, which have maturities of less than 60 days, increased $346.6 million to $437.1 million at March 31, 2003 from $90.5 million at December 31, 2002.

Funding Activities

Total deposits increased from $2.13 billion at December 31, 2002 to $2.40 billion at March 31, 2003. This $269.3 million increase primarily resulted from the acquisition of FLBC, which added $259.5 million of funding, as well as the Company's focus on increasing its customer base, which included the opening of its 45th banking center in January 2003. The deposits acquired from FLBC consisted of $46.4 million of savings deposits, $36.7 million of interest bearing checking accounts, $160.7 million of certificates of deposit, $15.3 million of noninterest bearing deposits and $388 thousand of escrow deposits. This increase in deposits was partially offset by $13.2 million of deposits on hand at December 31, 2002 that were used by depositors to fund stock purchases in the Offering and approximately $13.0 million in deposits of the MHC that were reallocated to equity as part of the Conversion.

Borrowed funds increased $44.6 million to $441.7 million at March 31, 2003 from $397.1 million at December 31, 2002. This increase was a result of the FLBC acquisition, which added $75.6 million of borrowings to the Company's balance sheet. Excluding the debt acquired from FLBC, borrowed funds decreased $31.0 million, as the cash flow from operations and the Offering were more than adequate to meet the funding needs of the Company.

Equity Activities

Stockholders' equity increased to $711.6 million at March 31, 2003 compared to $283.7 million at December 31, 2002. This $428.0 million increase was primarily attributable to the Offering and Conversion completed in January 2003, which added $390.0 million of new capital, net of $20.5 million of FNFG shares contributed to the Company's ESOP plan in connection with the Offering. Additionally, stockholders' equity increased $33.6 million from the issuance of shares in connection with the FLBC acquisition and net income during the first quarter of $7.6 million. The above increases were partially offset by common stock dividends paid of $0.05 per share, which reduced stockholders' equity by $3.3 million.

Results of Operations for the Three Months Ended March 31, 2003

Net Income

Net income for the quarter ended March 31, 2003 increased to $7.6 million from $7.5 million for the same period of 2002, or $0.11 per diluted share for both periods. As a result of the Conversion, effective January 17, 2003, all prior year per share amounts have been adjusted to reflect the 2.58681 exchange ratio. Net income for the first quarter of 2003 represented an annualized return on average stockholders' equity of 5.00% and an annualized return on average assets of 0.89%. As discussed further in Note 3, the Company has classified the results of operations from NOVA, including the net gain on sale, as discontinued operations in the consolidated statements of income.

Net Interest Income

Net interest income rose to $25.4 million for the quarter ended March 31, 2003 from $22.2 million for the same period in 2002. This was primarily the result of a $345.4 million increase in average net earning assets when comparing the same periods, due to the Offering, acquisition of FLBC and internal growth. This increase in average net earning assets was partially offset by a 52 basis point decrease in net interest rate spread from the first quarter of 2002 to the first quarter of 2003, as the Company's interest-earning assets repriced faster than its interest-bearing liabilities due to the declining interest rate environment. As a result, the Company's net interest margin decreased to 3.21% for the quarter ended March 31, 2003 from 3.52% for the same period in 2002.

Interest income increased $390 thousand for the quarter ended March 31, 2003 when compared to the same period in 2002. This was mainly the result of a $647.3 million increase in average interest earning assets from the first quarter of 2002 to the first quarter of 2003 due to the Offering, acquisition of FLBC and internal growth. More specifically, the average outstanding balance of loans, federal funds sold and other short-term investments, as well as investment securities increased $285.6 million, $220.9 million and $136.6 million from the quarter ended March 31, 2002 to the quarter ended March 31, 2003, respectively. These increases in average interest earning assets were offset by a 134 basis point decrease in the rate earned on those assets from the first quarter of 2002 to the first quarter of 2003, due to the declining interest rate environment, which caused the Company's variable rate interest-earning assets to reprice to lower rates and fixed rate interest earning assets to prepay faster. The higher level of principal prepayments received reduced the effective yield earned on mortgage-backed securities as the Company was required to amortize approximately $2.3 million of premiums paid at the time of purchase for those securities in the first quarter of 2003 compared to $456 thousand for the first quarter of 2002. Additionally, the rate on interest earning assets decreased as a result of the Company's decision to invest the funds from the Offering and excess funds from operations in lower yielding federal funds sold and other short-term investments, which represented 9% of average interest earning assets for the quarter ended March 31, 2003 compared to 3% for the same quarter in 2002.

Interest expense decreased $2.8 million from the first quarter of 2002 to the first quarter of 2003, primarily due to the 82 basis point decrease in the rate paid on interest-bearing liabilities from 3.50% to 2.68%, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.7 billion for the first quarter of 2003 from $2.4 billion for the same period in 2002, due to the acquisition of FLBC and internal growth.

Provision for Credit Losses

The provision for credit losses increased to $2.0 million for the quarter ended March 31, 2003 from $1.5 million for the same period in 2002. This was a result of an increase in the concentration of commercial loans from the first quarter of 2002 to the first quarter of 2003, as well as an increase in non-accruing loans from the end of 2002 to March 31, 2003. However, credit quality remains strong as net charge-offs for the first quarter of 2003 amounted to $918 thousand, or 0.17% of average loans outstanding, compared to $1.3 million, or 0.27% of average loans outstanding for the same period in 2002. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

For the first quarter of 2003, the Company had $10.0 million of noninterest income from continuing operations, an increase of $789 thousand over the same period in 2002. This increase was largely the result of increased bank service charges and fee income of $461 thousand due primarily to the FLBC acquisition and its six branch locations. Additionally, during the first quarter of 2003, the Company's insurance agency realized an additional $350 thousand from the receipt of contingent profit sharing commissions as loss experience and the origination and retention of insurance policies was more favorable than originally estimated. Finally, noninterest income increased $279 thousand from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 due to strong annuity sales resulting from the Company's increased emphasis on this line of business as well as more favorable market conditions for these products.

Noninterest Expense

Noninterest expense from continuing operations for the three months ended March 31, 2003 increased $3.4 million to $22.0 million from $18.6 million for the comparable period of 2002. This increase was primarily due to the acquisition of FLBC and internal growth, which included the addition of new banking centers. More specifically, salaries and benefits expense grew $1.5 million from the first quarter of 2002 to the first quarter of 2003, of which approximately $800 thousand can be attributed to the acquisition of FLBC. Additionally, salaries and benefits increased as a result of annual merit increases, as well as the additional ESOP shares purchased in the second step offering, accelerated vesting of stock options and awards, and the rise in the Company's stock price, which caused stock-based compensation expense to increase $409 thousand. During the first quarter of 2003, marketing and advertising expense increased $530 thousand in comparison to the same period in 2002 primarily due to the continuation of the "First Niagara" branding campaign, which began in the fourth quarter of 2002. For the quarter ended March 31, 2003, occupancy and equipment, as well as technology and communications expense increased a combined $965 thousand, of which approximately $500 thousand can be attributed to the FLBC acquisition and the remainder was due to other increased business activity and the continuous upgrading of the Company's systems.

Income Taxes

The effective tax rate from continuing operations was relatively consistent with the prior year, increasing slightly to 34.8% for the first quarter of 2003 compared to 34.6% for the first quarter of 2002.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of income from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by general interest rates, the economic environment and local competitive conditions.

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2003, loan originations totaled $229.1 million compared to $164.6 million for the first quarter of 2002, while purchases of investment securities totaled $319.8 million during the first quarter of 2003 compared to $103.5 million for the same period in 2002.

Deposit growth, the sales, maturity and principal payments received on loans and investment securities and proceeds from the Offering were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank and Federal Reserve Bank that provide funding sources, for lending, liquidity and asset/liability management as needed. During the first quarter of 2003 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $421.2 million compared to $239.0 million for the same period in 2002. This increase from the prior year was primarily due to the maturity of investment securities, the higher level of prepayments received on mortgage-backed securities due to the declining interest rate environment, as well as the Company's strategic decision to shorten the duration of its investment portfolio. Deposit growth, excluding those acquired from FLBC, provided $9.8 million of funding for the three months ended March 31, 2003. In addition to these funding sources, the Company also received $294.6 million of funds related to the completion of the Offering in the first quarter of 2003.

In the ordinary course of business the Company extends commitments to originate one- to four-family mortgages, commercial loans and other consumer loans. As of March 31, 2003, the Company had outstanding commitments to originate loans of approximately $126.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $11.5 million at March 31, 2003.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $186.1 million at March 31, 2003 and generally have an expiration period of less than one year. The Company also issues standby letters of credit to third parties, which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $15.0 million at March 31, 2003 and generally have an expiration period greater than one year but less than two years. Since a significant portion of unused lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of borrowed funds being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2003, the total of cash and cash equivalents was $437.1 million. This included $44.2 million of cash and due from banks, $143.2 million of federal funds sold, $65.0 million of money market preferred stock, $57.3 million of commercial paper, $75.0 million of repurchase agreements and $52.4 million of interest earning deposit accounts with brokers. All short-term investments are purchased from or are debt to investment grade companies.

At March 31, 2003, First Niagara exceeded all regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in the following table.

                                                                    As of March 31, 2003
                                 ---------------------------------------------------------------------------------------------
                                                                                                        To be well capitalized
                                                                           Minimum                     under prompt corrective
                                         Actual                       capital adequacy                    action provisions
                                 ---------------------              --------------------               -----------------------
                                    Amount       Ratio                Amount       Ratio                  Amount       Ratio
                                 ----------      -----              --------       -----                 --------      -----
Tangible capital                 $  415,978      12.15%               51,360        1.50%                     N/A        N/A%
Tier 1 (core) capital               418,413      12.21               137,057        4.00                  171,321       5.00
Tier 1 risk based capital           418,413      18.64                   N/A         N/A                  134,717       6.00
Total risk based capital            442,325      19.70               179,623        8.00                  224,528      10.00

Critical Accounting Estimates

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting estimates that are judged to be critical
- those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the accounting estimates relating to the allowance for credit losses and goodwill to be critical given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and assessing whether or not goodwill is impaired. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in Part I, Item 1, "Business" of the Company's 2002 10-K dated March 24, 2003. A more detailed description of the Company's methodology for testing goodwill for impairment and assumptions made is included within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2002 10-K dated March 24, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

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

The Asset/Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate swap agreements.

The accompanying table as of March 31, 2003 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. As a result of the Offering and management's strategy of investing the funds from the Offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive and is likely to experience an increase in net interest income in a rising interest rate environment.

                                          Calculated increase (decrease) at
                                                  March 31, 2003
                                     -----------------------------------------
                Changes in
              interest rates         Net interest income              % Change
             -----------------       -------------------              --------
                                                   (Dollars in thousands)

             +200 basis points            $   7,706                     6.95 %
             +100 basis points                4,316                     3.89
             -100 basis points               (3,749)                   (3.38)

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

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

Item 2. Changes in Securities and Use of Proceeds
--------------------------------------------------------------------------------

      A Plan of Conversion and Reorganization (the "Plan") to convert the MHC from mutual to stock form and to sell the shares of common stock representing the MHC's ownership interest in FNFG was approved by the stockholders of FNFG and the depositors of First Niagara on January 9, 2003 and by the OTS on December 13, 2002.

      Pursuant to the registration statement on Form S-1, declared effective on November 14, 2002 (Commission File No. 333-99737) (the "Registration Statement"), the Company registered up to 47.2 million shares of common stock for purchase at a price of $10.00 per share. In accordance with the Plan and pursuant to the Registration Statement, the stock was first offered to eligible depositors of First Niagara, stockholders of FNFG and to persons residing in the counties that First Niagara conducts its business. Such parties subscribed for 13.8 million of the shares sold. Additionally, 25.1 million shares were sold in a syndicated community offering. In connection with the offering 2.1 million shares were issued to the Company's ESOP plan and 3.4 million shares were issued to acquire FLBC. Ryan Beck & Co., Inc. was engaged to assist in the marketing of the common stock and to manage a selling group of broker dealers in the syndicated community offering. For their services in connection with the stock offering and acquisition of FLBC, Ryan Beck & Co., Inc. received fees of $16.6 million and $436,000, respectively.

      The stock offering, which was completed on January 17, 2003, resulted in net proceeds of $391.0 million. Expenses related to the offering were $19.0 million, including the expenses paid to Ryan Beck & Co., Inc. described above. An additional 26.4 million shares were issued to existing stockholders based on an exchange rate of 2.58681 new shares of common stock for each existing share. Cash was paid in lieu of fractional shares. Upon completion of the offering, the exchange of shares and the acquisition of FLBC, 70.7 million shares were outstanding. On January 17, 2003, the net assets of the MHC ($19.5 million) were transferred into First Niagara.

      All of the proceeds from the Offering were invested in short-term investments with maturities of sixty days or less. Simultaneously with the Offering, $33.2 million of the proceeds were used to purchase FLBC. During the remainder of 2003, upon maturity of some of the short-term investments, the resulting funds will be re-invested in securities with maturities in the one to three year range, used to fund loan growth or used to fund other capital management opportunities as identified.

      See notes 2 and 3 to the condensed consolidated financial statements filed herewith in Item 1 "Financial Statements" for further details regarding the above transactions.

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

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

A special meeting of stockholders of FNFG was held on January 9, 2003. The Meeting was conducted for the purpose of considering and acting upon the approval of the plan of re-chartering and approval of the plan of conversion and reorganization. The following table reflects the tabulation of the votes with respect to each matter voted upon at the special meeting:

                                                                                                      Number of votes (a)
                                                                                           ----------------------------------------
                              Matters considered                                              For            Against        Abstain
-----------------------------------------------------------------------------------        ----------        -------        -------
(1)  A plan of re-chartering by which FNFG will convert its charter from a Delaware        23,589,821         32,840         3,516
     corporation to a Federal corporation.

(2)  A plan of conversion and reorganization pursuant to which the MHC will be             23,587,735         34,724         3,717
     merged into First Niagara and FNFG will be succeeded by a new Delaware corporation with the same name. As part of the conversion and reorganization, shares of common stock representing the MHC's ownership interest in FNFG will be offered for sale in a subscription and community offering.

(a)   For matters (1) and (2) there were no broker non-votes.

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

      (a) The following exhibits are filed herewith:

      Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2       Summary of Quarterly Financial Data

      (b) Reports on Form 8-K

            On January 10, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it has received stockholder and depositor approval at special meetings held on January 9, 2003 to complete the second-step mutual-to-stock conversion of First Niagara Financial Group, MHC and to complete the related stock offering. Such Current Report, as an Item 7 exhibit included the Company's press release dated January 9, 2003.

            On January 17, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it had consummated its second-step conversion and related public stock offering. Additionally, the Company announced that it had completed the acquisition of Finger Lakes Bancorp, Inc. Such Current Report, as an Item 7 exhibit included the Company's press release dated January 17, 2003.

            On February 24, 2003 the Company filed a Current Report on Form 8-K, which disclosed that its Board of Directors approved the sale of NOVA Healthcare Administrators, Inc. Such Current Report, as an Item 7 exhibit included the Company's press release dated February 20, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST NIAGARA FINANCIAL GROUP, INC.


Date: May 12, 2003           By: /s/ William E. Swan
                                 -----------------------------------------------
                                 William E. Swan
                                 Chairman, President and Chief Executive Officer


Date: May 12, 2003           By: /s/ Paul J. Kolkmeyer
                                 -----------------------------------------------
                                 Paul J. Kolkmeyer
                                 Executive Vice President, Chief Operating
                                 Officer and Chief Financial Officer

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


Date: May 12, 2003               /s/ William E. Swan
                                 -----------------------------------------------
                                 William E. Swan
                                 Chairman, President and Chief Executive Officer

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


Date: May 12, 2003               /s/ Paul J. Kolkmeyer
                                 -----------------------------------------------
                                 Paul J. Kolkmeyer
                                 Executive Vice President, Chief Operating
                                 Officer and Chief Financial Officer