Form 10-Q
period 2003-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2003-08-08
CIK 1051741

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

                  For the quarterly period ended June 30, 2003

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

The Registrant had 70,793,452 shares of Common Stock, $0.01 par value, outstanding as of August 8, 2003.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2003
                                TABLE OF CONTENTS

Item Number                                                                                   Page Number
-----------                                                                                   -----------
                                       PART I - FINANCIAL INFORMATION

1.   Financial Statements

       Condensed Consolidated Statements of Condition as of
         June 30, 2003 (unaudited) and December 31, 2002.........................................   3

       Condensed Consolidated Statements of Income for the
         three and six months ended June 30, 2003 and 2002 (unaudited)...........................   4

       Condensed Consolidated Statements of Comprehensive Income for the
         three and six months ended June 30, 2003 and 2002 (unaudited)...........................   5

       Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30, 2003 and 2002 (unaudited).............................   6

       Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2003 and 2002 (unaudited).....................................   8

       Notes to Condensed Consolidated Financial Statements (unaudited)..........................   9

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................................  16

3.   Quantitative and Qualitative Disclosures about Market Risk..................................  25

4.   Controls and Procedures.....................................................................  25

                                        PART II - OTHER INFORMATION

1.   Legal Proceedings...........................................................................  26

2.   Changes in Securities and Use of Proceeds...................................................  26

3.   Defaults upon Senior Securities.............................................................  26

4.   Submission of Matters to a Vote of Security Holders.........................................  26

5.   Other Information...........................................................................  26

6.   Exhibits and Reports on Form 8-K............................................................  27

Signatures.......................................................................................  27

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                                  June 30,       December 31,
                                                                                    2003            2002
                                                                                 -----------     -----------
                                                                                 (unaudited)

                                                                                  (In thousands except share
                                Assets                                              and per share amounts)
Cash and cash equivalents:
    Cash and due from banks .................................................    $    44,539     $    45,358
    Federal funds sold and other short-term investments .....................        159,675          45,167
                                                                                 -----------     -----------
           Total cash and cash equivalents ..................................        204,214          90,525

Investment securities available for sale ....................................        812,473         632,364
Loans, net ..................................................................      2,259,747       1,974,560
Premises and equipment, net .................................................         42,644          40,445
Goodwill ....................................................................        101,010          74,101
Amortizing intangible assets, net ...........................................          6,793           6,392
Other assets ................................................................        134,765         116,408
                                                                                 -----------     -----------
               Total assets .................................................    $ 3,561,646     $ 2,934,795
                                                                                 ===========     ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits ..................................................................    $ 2,355,239     $ 2,129,469
  Stock offering subscription proceeds ......................................             --          75,952
  Short-term borrowings .....................................................         67,564          69,312
  Long-term borrowings ......................................................        367,703         327,823
  Other liabilities .........................................................         52,750          48,543
                                                                                 -----------     -----------
               Total liabilities ............................................      2,843,256       2,651,099
                                                                                 -----------     -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized in 2003
        and 5,000,000 shares authorized in 2002, none issued ................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized and
        70,786,626 shares issued in 2003 and 45,000,000 shares authorized and
        29,756,250 shares issued in 2002 ....................................            708             298
    Additional paid-in capital ..............................................        543,864         137,624
    Retained earnings .......................................................        206,134         196,074
    Accumulated other comprehensive income ..................................          1,402           2,074
    Common stock held by ESOP, 4,126,908 shares in 2003 and
      832,747 shares in 2002 ................................................        (30,961)        (11,024)
    Unearned compensation - recognition and retention plan,
      430,365 shares in 2003 and 203,675 shares in 2002 .....................         (2,745)         (2,453)
    Treasury stock, at cost, 874 shares in 2003 and 3,715,303
        shares in 2002 ......................................................            (12)        (38,897)
                                                                                 -----------     -----------
               Total stockholders' equity ...................................        718,390         283,696
                                                                                 -----------     -----------
               Total liabilities and stockholders' equity ...................    $ 3,561,646     $ 2,934,795
                                                                                 ===========     ===========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                       Three months ended         Six months ended
                                                                             June 30,                June 30,
                                                                      ---------------------    ---------------------
                                                                        2003         2002        2003         2002
                                                                      --------     --------    --------     --------
                                                                          (In thousands except per share amounts)
Interest income:
   Real estate loans .............................................    $ 31,007       28,741    $ 61,557       57,516
   Other loans ...................................................       7,066        6,006      13,512       12,026
   Investment securities .........................................       1,707        2,320       3,216        4,615
   Mortgage-backed securities ....................................       1,630        4,582       4,744        9,433
   Federal funds sold and other short-term investments ...........         903          630       1,840          956
   Other .........................................................         289          257         656          523
                                                                      --------     --------    --------     --------
             Total interest income ...............................      42,602       42,536      85,525       85,069

Interest expense:
   Deposits ......................................................      10,468       14,227      22,485       28,789
   Borrowings ....................................................       5,508        5,601      11,026       11,358
                                                                      --------     --------    --------     --------
             Total interest expense ..............................      15,976       19,828      33,511       40,147
                                                                      --------     --------    --------     --------

        Net interest income ......................................      26,626       22,708      52,014       44,922
Provision for credit losses ......................................       2,208        1,730       4,165        3,260
                                                                      --------     --------    --------     --------
             Net interest income after provision
                for credit losses ................................      24,418       20,978      47,849       41,662
                                                                      --------     --------    --------     --------

Noninterest income:
   Banking service charges and fees ..............................       4,246        3,477       8,046        6,816
   Insurance services and fees ...................................       3,631        3,579       6,940        6,701
   Lending and leasing income ....................................         959        1,192       1,858        2,231
   Bank-owned life insurance income ..............................         799          683       1,552        1,337
   Annuity and mutual fund commissions ...........................         859          773       1,611        1,246
   Investment and fiduciary services income ......................         193          309         413          636
   Net realized (losses) gains on investment securities ..........          (2)          82         (18)          68
   Other .........................................................         119          496         449          814
                                                                      --------     --------    --------     --------
             Total noninterest income ............................      10,804       10,591      20,851       19,849
                                                                      --------     --------    --------     --------

Noninterest expense:
   Salaries and employee benefits ................................      12,025       10,809      24,597       21,922
   Occupancy and equipment .......................................       2,259        1,871       4,700        3,801
   Technology and communications .................................       2,337        2,233       4,697        4,139
   Marketing and advertising .....................................         786          620       1,854        1,158
   Amortization of other intangibles .............................         290          162         608          324
   Other .........................................................       3,375        2,916       6,663        5,898
                                                                      --------     --------    --------     --------
             Total noninterest expense ...........................      21,072       18,611      43,119       37,242
                                                                      --------     --------    --------     --------

             Income from continuing operations before income taxes      14,150       12,958      25,581       24,269

Income tax expense from continuing operations ....................       5,073        6,085       9,053        9,999
                                                                      --------     --------    --------     --------
             Income from continuing operations ...................       9,077        6,873      16,528       14,270
Discontinued operations (See note 3):
   Income from discontinued operations before income taxes .......          37          220       2,033          357
   Income tax expense from discontinued operations ...............          14           86       1,847          170
                                                                      --------     --------    --------     --------
             Income from discontinued operations .................          23          134         186          187
                                                                      --------     --------    --------     --------

             Net income ..........................................    $  9,100        7,007    $ 16,714       14,457
                                                                      ========     ========    ========     ========

Earnings per share (See note 4):
             Basic ...............................................    $   0.14         0.11    $   0.25         0.22
             Diluted .............................................        0.13         0.11        0.25         0.22

Weighted average common shares outstanding:
             Basic ...............................................      66,126       64,375      65,943       64,290
             Diluted .............................................      67,722       65,770      67,500       65,568

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                             Three months ended         Six months ended
                                                                                  June 30,                 June 30,
                                                                            ---------------------     ---------------------
                                                                              2003         2002         2003         2002
                                                                            --------     --------     --------     --------
                                                                                       (Amounts in thousands)
Net income .............................................................    $  9,100        7,007     $ 16,714       14,457

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period ........         224        2,810         (683)         584
        Reclassification adjustment for realized losses (gains) included
             in net income .............................................           1          (49)          11          (41)
                                                                            --------     --------     --------     --------
                                                                                 225        2,761         (672)         543
                                                                            --------     --------     --------     --------
    Cash flow hedges:
        Net unrealized losses arising during the period ................          --          (79)          --         (102)
        Reclassification adjustment for realized losses included in
             net income ................................................          --           61           --          195
                                                                            --------     --------     --------     --------
                                                                                  --          (18)          --           93
                                                                            --------     --------     --------     --------

             Total other comprehensive income (loss) ...................         225        2,743         (672)         636
                                                                            --------     --------     --------     --------

                Total comprehensive income .............................    $  9,325        9,750     $ 16,042       15,093
                                                                            ========     ========     ========     ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                               Accumulated
                                                  Additional                      other
                                     Common        paid-in        Retained    comprehensive
                                      stock        capital        earnings        income
                                   ----------     ----------     ----------   -------------
                                        (In thousands except share and per share amounts)
Balances at January 1, 2003 ...    $      298        137,624        196,074          2,074

Net income ....................            --             --         16,714             --
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes ..................            --             --             --           (672)
Merger of First Niagara
   Financial Group, MHC
   pursuant to reorganization
   (15,849,650 shares) ........          (158)        19,608             --             --
Treasury stock retired
   pursuant
   to reorganization
   (3,715,303 shares) .........           (37)       (38,860)            --             --
Exchange of common stock
   pursuant to reorganization
   (10,191,297 shares exchanged
   for 26,359,327 shares,
   3,622 shares paid cash in
   lieu) ......................           161           (198)            --             --
Proceeds from stock offering,
   net of related expenses of
   $19,037 and issuance of
   41,000,000 shares of
   common stock ...............           410        390,553             --             --
Purchase of shares by ESOP
   (2,050,000 shares) .........            --             --             --             --
Common stock issued for the
   acquisition of Finger Lakes
   Bancorp, Inc. (3,355,868
   shares) ....................            34         33,525             --             --
Exercise of stock options after
  reorganization (45,531
  shares) .....................            --            371             --             --
ESOP shares committed to be
  released (77,250 shares)  ...            --            368             --             --
Net recognition and retention
  plan (25,026 shares) ........            --            873             --             --
Common stock dividend of
  $0.10 per share .............            --             --         (6,654)            --
                                   ----------     ----------     ----------     ----------

   Balances at June 30, 2003 ..    $      708        543,864        206,134          1,402
                                   ==========     ==========     ==========     ==========

                                     Common        Unearned
                                     stock      compensation -
                                    held by     recognition and   Treasury
                                      ESOP      retention plan      stock          Total
                                   ----------   ---------------  ----------     ----------
                                       (In thousands except share and per share amounts)
Balances at January 1, 2003 ...       (11,024)        (2,453)       (38,897)       283,696

Net income ....................            --             --             --         16,714
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes ..................            --             --             --           (672)
Merger of First Niagara
   Financial Group, MHC
   pursuant to reorganization
   (15,849,650 shares) ........            --             --             --         19,450
Treasury stock retired
   pursuant
   to reorganization
   (3,715,303 shares) .........            --             --         38,897             --
Exchange of common stock
   pursuant to reorganization
   (10,191,297 shares exchanged
   for 26,359,327 shares,
   3,622 shares paid cash in
   lieu) ......................            --             --             --            (37)
Proceeds from stock offering,
   net of related expenses of
   $19,037 and issuance of
   41,000,000 shares of
   common stock ...............            --             --             --        390,963
Purchase of shares by ESOP
   (2,050,000 shares) .........       (20,500)            --             --        (20,500)
Common stock issued for the
   acquisition of Finger Lakes
   Bancorp, Inc. (3,355,868
   shares) ....................            --             --             --         33,559
Exercise of stock options after
  reorganization (45,531
  shares) .....................            --             --             --            371
ESOP shares committed to be
  released (77,250 shares)  ...           563             --             --            931
Net recognition and retention
  plan (25,026 shares) ........            --           (292)           (12)           569
Common stock dividend of
  $0.10 per share .............            --             --             --         (6,654)
                                   ----------     ----------     ----------     ----------

   Balances at June 30, 2003 ..       (30,961)        (2,745)           (12)       718,390
                                   ==========     ==========     ==========     ==========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                       Accumulated    Common     Unearned
                                               Additional                 other       stock    compensation -
                                     Common     paid-in     Retained  comprehensive  held by  recognition and  Treasury
                                     stock      capital     earnings      income       ESOP    retention plan    stock       Total
                                    --------   ----------   --------  -------------  -------  ---------------  --------    --------
                                                            (In thousands except share and per share amounts)
Balances at January 1, 2002 ....    $    298     135,917     176,073        2,561     (11,630)      (2,153)     (40,449)    260,617

Net income .....................          --          --      14,457           --          --           --           --      14,457
Unrealized gain on securities
   available for sale, net of
   reclassification adjustment
   and taxes ...................          --          --          --          543          --           --           --         543
Unrealized gain on interest rate
   swaps, net of
   reclassification
   adjustment and taxes ........          --          --          --           93          --           --           --          93
Exercise of stock options
   (47,350 shares) .............          --          63          --           --          --           --          464         527
ESOP shares committed to be
   released (22,911 shares) ....          --         171          --           --         303           --           --         474
Net recognition and retention
   plan (7,091 shares) .........          --         532          --           --          --          (92)         417         857
Common stock dividend of
   $0.21 per share (equivalent
   to $0.08 per share after
   the reorganization in 2003) .          --          --      (5,265)          --          --           --           --      (5,265)
                                    --------    --------    --------     --------    --------     --------     --------    --------

Balances at June 30, 2002 ......    $    298     136,683     185,265        3,197     (11,327)      (2,245)     (39,568)    272,303
                                    ========    ========    ========     ========    ========     ========     ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                       2003          2002
                                                                    ---------     ---------
Cash flows from operating activities:                                   (In thousands)
  Net income ...................................................    $  16,714     $  14,457
  Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of fees, premiums and discounts, net .......        7,751         1,109
       Depreciation of premises and equipment ..................        3,042         2,630
       Provision for credit losses .............................        4,165         3,260
       Amortization of intangibles .............................          641           422
       Gain on sale of discontinued operations, net of tax .....         (230)           --
       Gain on curtailment of defined benefit pension plan .....           --          (998)
       Net realized loss (gain) on securities available for sale           18           (68)
       ESOP and stock based compensation expense ...............        1,521           474
       Deferred income tax expense .............................          716         1,183
       Decrease (increase) in other assets .....................        2,345        (2,956)
       Decrease in other liabilities ...........................       (4,269)       (1,255)
                                                                    ---------     ---------
             Net cash provided by operating activities .........       32,414        18,258
                                                                    ---------     ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale .........        7,218       100,107
  Proceeds from maturities of securities available for sale ....      350,462       190,153
  Principal payments received on securities available for sale .      221,623        86,805
  Purchases of securities available for sale ...................     (622,287)     (239,725)
  Net increase in loans ........................................      (86,649)      (60,540)
  Acquisitions, net of cash ....................................      (28,544)         (300)
  Proceeds from the sale of discontinued operations, net of cash        5,237            --
  Other, net ...................................................       (2,652)         (289)
                                                                    ---------     ---------
             Net cash (used in) provided by investing activities     (155,592)       76,211
                                                                    ---------     ---------

Cash flows from financing activities:
  Net (decrease) increase in deposits ..........................      (33,750)      157,444
  Repayments of short-term borrowings ..........................      (28,415)     (159,851)
  Proceeds from long-term borrowings ...........................           --        15,000
  Repayments of long-term borrowings ...........................       (8,426)       (7,397)
  Proceeds from exercise of stock options ......................          188           491
  Net proceeds from second step stock offering .................      294,511            --
  Cash payment in lieu of fractional shares ....................          (37)           --
  Transfer of assets from First Niagara Financial Group, MHC ...       19,450            --
  Dividends paid on common stock ...............................       (6,654)       (5,265)
                                                                    ---------     ---------
              Net cash provided by financing activities ........      236,867           422
                                                                    ---------     ---------

Net increase in cash and cash equivalents ......................      113,689        94,891
Cash and cash equivalents at beginning of period ...............       90,525        74,654
                                                                    ---------     ---------
Cash and cash equivalents at end of period .....................    $ 204,214     $ 169,545
                                                                    =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Income taxes ..........................................    $   5,877     $   9,477
         Interest expense ......................................       33,482        40,601
                                                                    =========     =========
  Acquisitions:
         Assets acquired (noncash) .............................    $ 374,616     $      --
         Liabilities assumed ...................................      342,950            --
                                                                    =========     =========
  Dispositions:
         Assets sold (noncash) .................................    $   1,384     $      --
         Liabilities disposed of ...............................          746            --
                                                                    =========     =========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassification adjustments were made to the 2002 financial statements to conform them to the 2003 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

(1)   Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock awards may be granted to certain officers, directors, key employees and other persons providing services to the Company. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. For shares of restricted stock granted, compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the vesting period.

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands except per share amounts):

                                                           Three months ended          Six months ended
                                                                June 30,                   June 30,
                                                            2003          2002         2003          2002
                                                         ---------     ---------    ---------     ---------
Net Income
    As reported .....................................    $   9,100         7,007       16,714        14,457
    Add: Stock-based employee compensation
             expense included in net income, net of
             related tax effects ....................          138           137          353           191
     Deduct: Stock-based employee compensation
             expense determined under the fair-value
             based method, net of related tax effects         (338)         (266)        (731)         (492)
                                                         ---------     ---------    ---------     ---------

    Pro forma net income ............................    $   8,900         6,878       16,336        14,156
                                                         =========     =========    =========     =========

Basic earnings per share:
    As reported .....................................    $    0.14          0.11         0.25          0.22
    Pro forma .......................................         0.13          0.11         0.25          0.22

Diluted earnings per share:
    As reported .....................................    $    0.13          0.11         0.25          0.22
    Pro forma .......................................         0.13          0.10         0.24          0.22

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Corporate Structure and Stock Offering

FNFG is a Delaware corporation that holds all of the capital stock of First Niagara, a federally chartered savings bank. First Niagara originally was organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized by First Niagara in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company, which was completed in April 1998. As part of the reorganization, FNFG sold shares of common stock to eligible depositors of First Niagara and issued approximately 53% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a mutual holding company. As a result of share repurchases subsequent to the reorganization, the MHC's ownership interest increased to 61% of the issued and outstanding shares of common stock of FNFG.

The Company utilized the proceeds raised in its initial offering to make three bank and five non-bank acquisitions between 1999 and 2001. In March 2000, FNFG acquired Albion Banc Corp, Inc., the holding company of Albion Federal Savings and Loan Association ("Albion"). Subsequent to the acquisition, Albion's two branch locations were merged into First Niagara's banking center network. In July 2000, FNFG acquired CNY Financial Corporation ("CNY"), the holding company of Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc. ("Iroquois"), the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, The Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG. Effective November 8, 2002, FNFG merged Cortland and Cayuga into First Niagara and converted First Niagara and the MHC to federal charters subject to Office of Thrift Supervision ("OTS") regulation. The conversion of FNFG to a federal charter was approved by stockholders of the Company on January 9, 2003 and was effective January 17, 2003.

On July 21, 2002, the Boards of Directors of the MHC, FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form (the "Conversion"). In connection with the Conversion the 61% ownership interest of the MHC in FNFG was sold to depositors of First Niagara and the public (the "Offering"). Completion of the Conversion and Offering was effective on January 17, 2003 and resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Cash was paid in lieu of fractional shares. The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the Conversion. Prior year share data within the consolidated statements of condition and changes in stockholders' equity have not been restated for the exchange ratio.

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

(3)   Acquisitions and Dispositions

Effective July 1, 2003, First Niagara Risk Management, Inc. ("FNRM"), the wholly owned insurance subsidiary of First Niagara, acquired Costello, Dreher, Kaiser Insurance Agency ("Costello") and Loomis & Co., Inc. ("Loomis"), two Rochester-based insurance agencies. Following completion of this transaction, Costello and Loomis were merged into FNRM. The acquisition of these two agencies makes FNRM the fifth largest insurance agency in Rochester and will support growth of the Company's commercial lending operations in that area and is expected to be slightly accretive to earnings.

On February 19, 2003, the Company sold its wholly owned third-party benefit plan administrator subsidiary, NOVA Healthcare Administrators, Inc. ("NOVA"), after determining that it did not strategically fit into the Company's core businesses of banking, investments or insurance. The sale of NOVA, which had assets of $5.8 million, including goodwill of $1.0 million and customer lists of $1.5 million, resulted in a gross gain of $2.1 million, before $1.9 million of income taxes. The Company has classified the results of operations from NOVA from January 1, 2003 to the sale date (loss of $44 thousand), including the net gain on sale ($230 thousand), as discontinued operations in the consolidated statements of income.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

On January 17, 2003, simultaneously with the Conversion and Offering, the Company acquired 100% of the outstanding common shares of Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. Subsequent to the acquisition, SBFL was merged into First Niagara and one of the seven SBFL branches acquired was consolidated with an existing First Niagara banking center. The FLBC acquisition increased the Company's presence in Cayuga and Tompkins Counties, bridged the Company's western and central New York markets and provided an initial presence in Ontario and Seneca Counties.

Under terms of the agreement, the Company paid $20.00 per share, in a combination of cash and stock from the Offering, for all of the outstanding shares and options of FLBC for an aggregate purchase price of $66.7 million. As a result, 3.4 million shares of FNFG stock from the Offering were issued and cash payments totaling $33.2 million were made. Capitalized costs related to the acquisition, primarily investment banking and professional fees, were $617 thousand. The value of the shares issued to FLBC shareholders was based on the Company's Offering price of $10.00 per share. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of FLBC have been included in the consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                           January 17,
                                                              2003
                                                           -----------

            Cash and cash equivalents                       $  4,873
            Securities available for sale                    146,147
            Loans, net                                       201,084
            Goodwill                                          28,216
            Core deposit intangible                            2,578
            Other assets                                      27,384
                                                            --------
                   Total assets acquired                     410,282
                                                            --------

            Deposits                                         259,520
            Borrowings                                        75,621
            Other liabilities                                  7,809
                                                            --------
                   Total liabilities assumed                 342,950
                                                            --------

                   Net assets acquired                      $ 67,332
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

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4)   Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2003 and 2002 are as follows. All references to the number of shares outstanding for purposes of calculating prior year per share amounts are restated to give retroactive recognition to the 2.58681 exchange ratio applied in the January 17, 2003 Conversion (in thousands except per share amounts):

                                                            Three months ended         Six months ended
                                                                 June 30,                  June 30,
                                                          ---------------------     ---------------------
                                                            2003         2002         2003         2002
                                                          --------     --------     --------     --------
Net income available to common shareholders               $  9,100        7,007       16,714       14,457
                                                          ========     ========     ========     ========

Weighted average shares outstanding basic and diluted:
     Total shares issued                                    70,766       76,973       71,336       76,973
     Unallocated ESOP shares                                (4,165)      (2,243)      (3,992)      (2,258)
     Unvested restricted stock awards                         (473)        (565)        (498)        (587)
     Treasury shares                                            (2)      (9,790)        (903)      (9,838)
                                                          --------     --------     --------     --------

Total basic weighted average shares outstanding             66,126       64,375       65,943       64,290

     Incremental shares from assumed exercise of
          stock options                                      1,388        1,170        1,340        1,056
     Incremental shares from assumed vesting of
          restricted stock awards                              208          225          217          222
                                                          --------     --------     --------     --------

Total diluted weighted average shares outstanding           67,722       65,770       67,500       65,568
                                                          ========     ========     ========     ========

Basic earnings per share                                  $   0.14         0.11         0.25         0.22
                                                          ========     ========     ========     ========

Diluted earnings per share                                $   0.13         0.11         0.25         0.22
                                                          ========     ========     ========     ========

(5)   Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance and investment advisory subsidiaries, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. In accordance with SFAS No. 144, the Company has classified the results of operations from NOVA, its wholly owned third-party benefit plan administrator subsidiary sold in February 2003, as discontinued operations in the consolidated statements of income, which previously were included as part of the Company's financial services segment.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following tables (in thousands):

                                                                  Financial                     Consolidated
For the three month period ended:                   Banking       services     Eliminations        total
                                                    -------       ---------    ------------     ------------
June 30, 2003
    Interest income                                 $42,602             23            (23)         42,602
    Interest expense                                 15,999             --            (23)         15,976
                                                    -------        -------        -------         -------
         Net interest income                         26,603             23             --          26,626
    Provision for credit losses                       2,208             --             --           2,208
                                                    -------        -------        -------         -------
         Net interest income after provision
           for credit losses                         24,395             23             --          24,418
    Noninterest income                                6,118          4,692             (6)         10,804
    Amortization of intangible assets                   115            175             --             290
    Other noninterest expense                        17,427          3,361             (6)         20,782
                                                    -------        -------        -------         -------
         Income from continuing operations
           before income taxes                       12,971          1,179             --          14,150
    Income tax expense from continuing
         operations                                   4,528            545             --           5,073
                                                    -------        -------        -------         -------
         Income from continuing operations            8,443            634             --           9,077
    Income from discontinued operations                  --             23             --              23
                                                    -------        -------        -------         -------
         Net income                                 $ 8,443            657             --           9,100
                                                    =======        =======        =======         =======

                                                                  Financial                     Consolidated
For the three month period ended:                   Banking       services     Eliminations        total
                                                    -------       ---------    ------------     ------------
June 30, 2002
    Interest income                                 $42,536             24            (24)         42,536
    Interest expense                                 19,852             --            (24)         19,828
                                                    -------        -------        -------         -------
         Net interest income                         22,684             24             --          22,708
    Provision for credit losses                       1,730             --             --           1,730
                                                    -------        -------        -------         -------
         Net interest income after provision
           for credit losses                         20,954             24             --          20,978
    Noninterest income                                5,941          4,661            (11)         10,591
    Amortization of intangible assets                    --            162             --             162
    Other noninterest expense                        15,396          3,064            (11)         18,449
                                                    -------        -------        -------         -------
         Income from continuing operations
           before income taxes                       11,499          1,459             --          12,958
    Income tax expense from continuing
         operations                                   5,525            560             --           6,085
                                                    -------        -------        -------         -------
         Income from continuing operations            5,974            899             --           6,873
    Income from discontinued operations                  --            134             --             134
                                                    -------        -------        -------         -------
         Net income                                 $ 5,974          1,033             --           7,007
                                                    =======        =======        =======         =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                  Financial                     Consolidated
For the six month period ended:                     Banking       services     Eliminations        total
                                                    -------       ---------    ------------     ------------
June 30, 2003
    Interest income                                 $85,525             37            (37)         85,525
    Interest expense                                 33,548             --            (37)         33,511
                                                    -------        -------        -------         -------
         Net interest income                         51,977             37             --          52,014
    Provision for credit losses                       4,165             --             --           4,165
                                                    -------        -------        -------         -------
         Net interest income after provision
           for credit losses                         47,812             37             --          47,849
    Noninterest income                               11,871          8,996            (16)         20,851
    Amortization of intangible assets                   258            350             --             608
    Other noninterest expense                        35,736          6,791            (16)         42,511
                                                    -------        -------        -------         -------
         Income from continuing operations
           before income taxes                       23,689          1,892             --          25,581
    Income tax expense from continuing
         operations                                   8,149            904             --           9,053
                                                    -------        -------        -------         -------
         Income from continuing operations           15,540            988             --          16,528
    Income from discontinued operations                  --            186             --             186
                                                    -------        -------        -------         -------
         Net income                                 $15,540          1,174             --          16,714
                                                    =======        =======        =======         =======

                                                                  Financial                     Consolidated
For the six month period ended:                     Banking       services     Eliminations        total
                                                    -------       ---------    ------------     ------------
June 30, 2002
    Interest income                                 $85,069             55            (55)         85,069
    Interest expense                                 40,202             --            (55)         40,147
                                                    -------        -------        -------         -------
         Net interest income                         44,867             55             --          44,922
    Provision for credit losses                       3,260             --             --           3,260
                                                    -------        -------        -------         -------
         Net interest income after provision
           for credit losses                         41,607             55             --          41,662
    Noninterest income                               11,281          8,583            (15)         19,849
    Amortization of intangible assets                    --            324             --             324
    Other noninterest expense                        30,818          6,115            (15)         36,918
                                                    -------        -------        -------         -------
         Income from continuing operations
           before income taxes                       22,070          2,199             --          24,269
    Income tax expense from continuing
         operations                                   9,015            984             --           9,999
                                                    -------        -------        -------         -------
         Income from continuing operations           13,055          1,215             --          14,270
    Income from discontinued operations                  --            187             --             187
                                                    -------        -------        -------         -------
         Net income                                 $13,055          1,402             --          14,457
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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares that are mandatorily redeemable, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer's equity shares and requires or may require the issuer to settle the obligation by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement also requires disclosures about the terms of the instruments and settlement alternatives. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of this Statement are not expected to have a material impact on the Company's consolidated financial statements.

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

                                                                    Three months ended June 30,
                                        ----------------------------------------------------------------------------------
                                                          2003                                        2002
                                        ---------------------------------------      -------------------------------------
                                           Average       Interest                       Average       Interest
                                         outstanding      earned/        Yield/       outstanding     earned/       Yield/
                                           balance         paid           rate          balance         paid         rate
                                        ------------   ------------      ------      ------------   -----------     ------
Interest-earning assets:                                              (Dollars in thousands)
   Federal funds sold and other
     short-term investments...........  $    282,842   $        903       1.28 %     $    121,566   $       630      2.08 %
   Investment securities (1)..........       293,623          1,707       2.33            223,186         2,320      4.16
   Mortgage-backed securities (1).....       440,865          1,630       1.48            350,733         4,582      5.23
   Loans (2)..........................     2,242,011         38,073       6.80          1,899,023        34,747      7.33
   Other interest-earning assets (3)..        21,501            289       5.48             22,998           257      4.48
                                        ------------   ------------                  ------------   -----------
         Total interest-earning assets     3,280,842         42,602       5.20          2,617,506        42,536      6.51
                                        ------------   ------------                  ------------   -----------
Allowance for credit losses...........       (24,504)                                    (19,260)
Other noninterest-earning assets (4)(5)      323,565                                      270,958
                                        ------------                                 ------------
         Total assets.................  $  3,579,903                                 $  2,869,204
                                        ============                                 ============

Interest-bearing liabilities:
   Savings accounts...................  $    676,024   $      1,623       0.96 %     $    592,461   $     3,548      2.40 %
   Interest-bearing checking..........       527,440          1,123       0.85            519,283         2,061      1.59
   Certificates of deposit............     1,021,369          7,722       3.03            900,201         8,550      3.81
   Mortgagors' payments held in escrow        16,832             --         --             16,733            68      1.64
   Borrowed funds.....................       436,178          5,508       5.07            411,557         5,601      5.46
                                        ------------   ------------                  ------------   -----------
         Total interest-bearing
           liabilities................     2,677,843         15,976       2.39          2,440,235        19,828      3.26
                                        ------------   ------------                  ------------   -----------
Noninterest-bearing demand deposits...       132,895                                      111,738
Other noninterest-bearing liabilities.        52,185                                       46,435
                                        ------------                                 ------------
     Total liabilities................     2,862,923                                    2,598,408
Stockholders' equity (4)..............       716,980                                      270,796
                                        ------------                                 ------------
     Total liabilities and
         stockholders' equity.........  $  3,579,903                                 $  2,869,204
                                        ============                                 ============
Net interest income...................                 $     26,626                                 $    22,708
                                                       ============                                 ===========
Net interest rate spread..............                                    2.81 %                                    3.25 %
                                                                         =====                                     =====
Net earning assets....................  $    602,999                                 $    177,271
                                        ============                                 ============
Net interest income as a percentage of
   average interest-earning assets....                         3.25 %                                      3.47 %
                                                       ============                                 ===========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities........................        122.52 %                                     107.26 %
                                        ============                                 ============

                                                                        Six months ended June 30,
                                           ----------------------------------------------------------------------------------
                                                             2003                                         2002
                                           --------------------------------------       -------------------------------------
                                              Average       Interest                      Average       Interest
                                            outstanding      earned/       Yield/       outstanding      earned/       Yield/
                                              balance         paid          rate          balance          paid         rate
                                           ------------   ------------     ------       ------------   -----------     ------
Interest-earning assets:                                                 (Dollars in thousands)
   Federal funds sold and other
     short-term investments...........     $    289,257   $      1,840       1.28 %     $     98,319   $       956      1.96 %
   Investment securities (1)..........          270,717          3,216       2.38            212,229         4,615      4.35
   Mortgage-backed securities (1).....          437,201          4,744       2.17            347,037         9,433      5.44
   Loans (2)..........................        2,200,220         75,069       6.85          1,885,789        69,542      7.40
   Other interest-earning assets (3)..           25,097            656       5.31             23,760           523      4.44
                                           ------------   ------------                  ------------   -----------
         Total interest-earning assets        3,222,492         85,525       5.33          2,567,134        85,069      6.65
                                           ------------   ------------                  ------------   -----------
Allowance for credit losses...........          (24,099)                                    (19,046)
Other noninterest-earning assets (4)(5)         321,965                                      273,360
                                           ------------                                 ------------
         Total assets.................     $  3,520,358                                 $  2,821,448
                                           ============                                 ============

Interest-bearing liabilities:
   Savings accounts...................     $    673,988   $      4,108       1.23 %     $    545,717   $     6,580      2.43 %
   Interest-bearing checking..........          506,663          2,469       0.98            528,751         4,424      1.69
   Certificates of deposit............        1,018,009         15,816       3.13            889,903        17,655      4.00
   Mortgagors' payments held in escrow           14,547             --         --             16,039           130      1.64
   Stock offering subscription
   proceeds...........................           17,403             92       1.07                 --            --        --
   Borrowed funds.....................          437,107         11,026       5.09            417,839        11,358      5.48
                                           ------------   ------------                  ------------   -----------
         Total interest-bearing
           liabilities................        2,667,717         33,511       2.53          2,398,249        40,147      3.38
                                           ------------   ------------                  ------------   -----------

Noninterest-bearing demand deposits...          130,461                                      107,497
Other noninterest-bearing liabilities.           54,319                                       47,316
                                           ------------                                 ------------
     Total liabilities................        2,852,497                                    2,553,062
Stockholders' equity (4)..............          667,861                                      268,386
                                           ------------                                 ------------
     Total liabilities and
         stockholders' equity.........     $  3,520,358                                 $  2,821,448
                                           ============                                 ============
Net interest income...................                    $     52,014                                 $    44,922
                                                          ============                                 ===========
Net interest rate spread..............                                       2.80 %                                    3.27 %
                                                                           ======                                    ======
Net earning assets....................     $    554,775                                 $    168,885
                                           ============                                 ============
Net interest income as a percentage of
   average interest-earning assets....                            3.23 %                                      3.49 %
                                                          ============                                 ===========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities........................           120.80 %                                     107.04 %
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

Lending Activities

Total loans outstanding, net of deferred costs and unearned discounts, at June 30, 2003 increased to $2.28 billion from the year-end December 31, 2002 balance of $2.00 billion. Approximately $203.1 million of this increase can be attributed to the acquisition of FLBC in January 2003 which added $66.4 million of residential mortgages, $30.1 million of home equity loans, $64.6 million of commercial mortgages, $21.4 million of consumer loans and $20.6 million of commercial business loans. Additionally, the Company continued to shift its portfolio mix from one-to four-family real estate loans to commercial real estate, commercial construction and commercial business loans ("commercial loans"). As a result, excluding the loans acquired from FLBC, commercial loans increased $83.1 million or 11% from December 31, 2002 to June 30, 2003, while one-to four-family real estate loans decreased $10.8 million during the same period. This shift was achieved through the Company's continued emphasis on commercial loan originations and management's asset/liability strategy of holding fewer long-term fixed-rate residential real estate loans, which is expected to benefit the Company during periods of higher interest rates.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                               June 30, 2003                          December 31, 2002
                                      --------------------------------          -------------------------------
                                         Amount              Percent               Amount            Percent
                                      -----------         ------------          -----------        ------------
                                                                 (Dollars in thousands)
Real estate loans:
   One-to four-family ........        $   983,984                 43.2%         $   927,453                46.5%
   Home equity ...............            168,568                  7.4              136,986                 6.9
   Multi-family ..............            186,347                  8.2              170,357                 8.6
   Commercial ................            402,528                 17.7              303,136                15.2
   Construction ..............            116,141                  5.1              107,200                 5.4
                                      -----------         ------------          -----------        ------------
      Total real estate loans           1,857,568                 81.6            1,645,132                82.6
                                      -----------         ------------          -----------        ------------

Consumer loans ...............            197,087                  8.7              169,155                 8.5
Commercial business loans ....            221,317                  9.7              178,555                 8.9
                                      -----------         ------------          -----------        ------------
      Total loans ............          2,275,972                  100%           1,992,842                 100%
                                      -----------         ============          -----------        ============
   Net deferred costs and
      unearned discounts .....              8,556                                     2,591
   Allowance for credit losses            (24,781)                                  (20,873)
                                      -----------                               -----------
      Total loans, net .......        $ 2,259,747                               $ 1,974,560
                                      ===========                               ===========

Non-accruing loans increased to $10.1 million, or 0.44% of total loans at June 30, 2003 from $7.5 million, or 0.37% of total loans at December 31, 2002, but are below the $11.7 million, or 0.61% of total loans at the end of the second quarter of 2002. Approximately $1.0 million of this $2.6 million increase can be attributed to one well-collateralized commercial business loan relationship. The allowance for credit losses, which amounted to 246.5% of non-accruing loans and 1.08% of total loans at June 30, 2003, is based upon management's review of the loan portfolio and to the best of management's knowledge, includes all known and inherent losses that are both probable and reasonable to estimate.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                 June 30, 2003           December 31, 2002
                                                                 -------------           -----------------
 Non-accruing loans (1):                                                   (Dollars in thousands)
   One-to four-family.......................................      $      3,395             $     4,071
   Home equity..............................................               467                     332
   Commercial real estate and multi-family..................             1,614                   1,225
   Consumer ................................................             1,040                     652
   Commercial business......................................             3,537                   1,198
                                                                  ------------             -----------
        Total non-accruing loans............................            10,053                   7,478
Other real estate owned.....................................             1,375                   1,423
                                                                  ------------             -----------
      Total non-performing assets...........................      $     11,428             $     8,901
                                                                  ============             ===========

Total non-performing assets as a percentage of total assets.              0.32%                   0.30%
                                                                  ============             ===========
Total non-accruing loans to total loans ....................              0.44%                   0.37%
                                                                  ============             ===========
Allowance for credit losses to total loans..................              1.08%                   1.05%
                                                                  ============             ===========
Allowance for credit losses to non-accruing loans...........            246.50%                 279.13%
                                                                  ============             ===========

----------
(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                Six months ended June 30,
                                                                --------------------------
                                                                  2003              2002
                                                                --------          --------
                                                                   (Dollars in thousands)
Balance at beginning of period .........................        $ 20,873          $ 18,727
Net charge-offs:
   Charge-offs .........................................          (3,011)           (2,902)
   Recoveries ..........................................             753               609
                                                                --------          --------
      Net charge-offs ..................................          (2,258)           (2,293)
Allowance obtained through acquisitions ................           2,001                --
Provision for credit losses ............................           4,165             3,260
                                                                --------          --------
Balance at end of period ...............................        $ 24,781          $ 19,694
                                                                ========          ========
Ratio of annualized net charge-offs during the period to
   average loans outstanding during the period .........            0.21%             0.24%
                                                                ========          ========

Investing Activities

The Company's investment securities available for sale increased $180.1 million to $812.5 million at June 30, 2003 from $632.4 million at December 31, 2002. This increase was a result of $146.1 million of investment securities obtained from the FLBC acquisition and the Company's second step stock offering in January 2003. Of the $391.0 million raised in the Offering approximately $110 million was invested in fixed rate, non-callable, agency securities with a weighted average life of approximately 2.5 years. These increases were partially offset by the higher level of prepayments received on the Company's mortgage-backed securities ("MBS") portfolio during the first half of 2003 as a result of the historically low interest rate environment which, excluding the securities purchased from FLBC, caused the Company's MBS portfolio to decline approximately $40 million from December 31, 2002 to June 30, 2003. In the second quarter of 2003, the Company began reinvesting the prepayments received on its MBS portfolio in similar instruments with a weighted average life of approximately 3.5 years and low risk of prepayment, in order to reduce the volatility of cash flows in both a rising or a falling interest rate environment. The remaining proceeds from the Offering were invested in federal funds and other short-term investments as part of the Company's asset/liability management strategy and the increased risk of extending out on the yield curve in the current low interest rate environment. Management believes this strategy will benefit the Company in the long-term as interest rates begin to rise. As a result, cash and cash equivalents, which have maturities of less than 60 days, increased $113.7 million to $204.2 million at June 30, 2003 from $90.5 million at December 31, 2002.

Funding Activities

Total deposits increased from $2.13 billion at December 31, 2002 to $2.36 billion at June 30, 2003. This $225.8 million increase resulted from the acquisition of FLBC, which added $259.5 million of funding, as well as the Company's focus on increasing its customer base, which included the opening of its 45th and 46th banking centers in the first half of 2003. The deposits acquired from FLBC consisted of $46.4 million of savings deposits, $36.7 million of interest bearing checking accounts, $160.7 million of certificates of deposit, $15.3 million of noninterest bearing deposits and $388 thousand of escrow deposits. These increases in deposits were partially offset by $16.0 million of deposits that were used to fund stock purchases in the Offering and approximately $13.0 million in noninterest bearing deposits held by the MHC that were reallocated to equity as part of the Conversion. Additionally, during the second quarter of 2003, the Company's deposits decreased $43.6 million primarily as a result of a $72.1 million decline in time deposits which can be attributed to the Company's decision to lower the interest rates on such deposits to reflect market pricing.

Borrowed funds increased $38.1 million to $435.3 million at June 30, 2003 from $397.1 million at December 31, 2002. This increase was a result of the FLBC acquisition, which added $75.6 million of borrowings to the Company's balance sheet. Excluding the debt acquired from FLBC, borrowed funds decreased $37.5 million, as cash flow from operations and the Offering were utilized to payoff maturing borrowings.

Equity Activities

Stockholders' equity increased to $718.4 million at June 30, 2003 compared to $283.7 million at December 31, 2002. This $434.7 million increase was primarily attributable to the Offering, Conversion and merger of the MHC into the Company completed in January 2003, which added $389.9 million of new capital, net of $20.5 million of FNFG shares contributed to the Company's ESOP plan in connection with the Offering. Additionally, stockholders' equity increased $33.6 million from the issuance of shares in connection with the FLBC acquisition and net income during the first half of 2003 of $16.7 million. The above increases were partially offset by common stock dividends paid of $0.10 per share, which reduced stockholders' equity by $6.7 million.

On July 24, 2003 the Company announced that it has received a regulatory non-objection from the OTS to its request to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund currently exercisable stock options. The regulatory non-objection was necessary because the repurchase program will commence less than one year from the date of the Company's reorganization and second step stock offering, which closed January 17, 2003. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, alternative uses for capital and the strength of the Company's capital in relation to its activities.

Results of Operations for the Three Months Ended June 30, 2003

Net Income

Net income for the quarter ended June 30, 2003 increased to $9.1 million or $0.13 per diluted share from $7.0 million or $0.11 per diluted share for the same period of 2002. As a result of the Conversion, effective January 17, 2003, all prior year per share amounts have been adjusted to reflect the 2.58681 exchange ratio. Net income for the second quarter of 2003 represented an annualized return on average stockholders' equity of 5.09% and an annualized return on average assets of 1.02%. As discussed further in Note 3, the Company has classified the results of operations from NOVA, including the net gain on sale, as discontinued operations in the consolidated statements of income.

Net Interest Income

Net interest income rose 17% to $26.6 million for the quarter ended June 30, 2003 from $22.7 million for the same period in 2002. This was primarily the result of a $425.7 million increase in average net earning assets when comparing the same periods, due to the Offering, acquisition of FLBC and noninterest bearing deposit growth. This increase in average net earning assets was partially offset by a 44 basis point decrease in net interest rate spread from the second quarter of 2002 to the second quarter of 2003, due to the Company's asset/liability management decision to invest cash flow from operations and the Offering in lower yielding short-term investments and the higher levels of MBS premium amortization recorded in 2003. Management believes this decision will benefit the Company in the long-term as interest rates begin to rise. As a result, the Company's net interest margin decreased to 3.25% for the quarter ended June 30, 2003 from 3.47% for the same period in 2002.

Interest income increased $66 thousand for the quarter ended June 30, 2003 when compared to the same period in 2002. This was mainly the result of a $663.3 million increase in average interest earning assets from the second quarter of 2002 to the second quarter of 2003 due to the Offering, acquisition of FLBC and internal growth. More specifically, the average outstanding balance of loans, investment securities, as well as federal funds sold and other short-term investments increased $343.0 million, $160.6 million and $161.3 million from the quarter ended June 30, 2002 to the quarter ended June 30, 2003, respectively. These increases in average interest earning assets were almost entirely offset by a 131 basis point decrease in the rate earned on those assets from the second quarter of 2002 to the second quarter of 2003. This was a result of the declining interest rate environment, which caused the Company's variable rate interest-earning assets to reprice to lower rates and fixed rate interest earning assets, mainly residential mortgages and MBS's, to prepay faster. The higher level of principal prepayments received on MBS's further reduced the effective yield earned on those assets as the Company was required to amortize approximately $3.4 million of purchase premiums in the second quarter of 2003 compared to $686 thousand for the second quarter of 2002. Additionally, the rate on interest earning assets decreased as a result of the Company's decision to invest the funds from the Offering and excess funds from operations in lower yielding federal funds sold and other short-term investments, which represented 9% of average interest earning assets for the quarter ended June 30, 2003 compared to 5% for the same quarter in 2002.

Interest expense decreased $3.9 million from the second quarter of 2002 to the second quarter of 2003, primarily due to the 87 basis point decrease in the rate paid on interest-bearing liabilities from 3.26% to 2.39%, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.7 billion for the second quarter of 2003 from $2.4 billion for the same period in 2002, primarily due to the acquisition of FLBC.

Provision for Credit Losses

The provision for credit losses increased to $2.2 million for the quarter ended June 30, 2003 from $1.7 million for the same period in 2002. This was primarily the result of an increase in the concentration of commercial loans from the second quarter of 2002 to the second quarter of 2003. As a result of this provision for credit losses the Company's allowance for credit losses increased to $24.8 million at June 30, 2003. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and inherent risk within the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses inherent in the existing loan portfolio.

Noninterest Income

For the second quarter of 2003, the Company had $10.8 million of noninterest income from continuing operations, an increase of $213 thousand over the same period in 2002. This increase was largely the result of increased bank service charges and fee income of $769 thousand due to the FLBC acquisition and higher revenue from transaction account activity and debit card usage during the quarter. Additionally, during the second quarter of 2003 annuity and mutual fund commissions increased $86 thousand or 11% over the same period of 2002 due to strong annuity sales resulting from the Company's increased emphasis on this line of business as well as more favorable market conditions for these products. These increases were partially offset by higher mortgage servicing right amortization, which is recorded as an offset to loan service fees included within lending and leasing income, and a $377 thousand decrease in other noninterest income, primarily as a result of a writedown in CRA related small business investment corporation ("SBIC") investments in the second quarter of 2003. Additionally, noninterest income decreased $116 thousand due to lower income from investment advisory services and fiduciary services, due to the weak equity markets.

Noninterest Expense

Noninterest expense from continuing operations for the three months ended June 30, 2003 increased $2.5 million to $21.1 million from $18.6 million for the comparable period of 2002. This increase was primarily due to the acquisition of FLBC and internal growth, which included the addition of two new banking centers and increased commercial lending staffing. More specifically, salaries and benefits expense grew $1.2 million from the second quarter of 2002 to the second quarter of 2003, of which approximately $700 thousand can be attributed to the acquisition of FLBC. Additionally, salaries and benefits expense from the second quarter of 2002 was reduced by a net gain of $500 thousand as a result of the curtailment of the Company's defined benefit pension plan, partially offset by severance charges. During the second quarter of 2003, marketing and advertising expense increased $166 thousand in comparison to the same period in 2002 primarily due to the continuation of the "First Niagara" branding campaign, which began in the fourth quarter of 2002. For the quarter ended June 30, 2003, occupancy and equipment, as well as technology and communications expense increased a combined $492 thousand, which is almost entirely attributable to the FLBC acquisition.

Income Taxes

The effective tax rate from continuing operations decreased to 35.85% for the second quarter of 2003 compared to 46.96% for the second quarter of 2002. During the second quarter of 2002, First Niagara Bank recorded a $1.8 million deferred income tax liability for the recapture of excess bad debt reserves for New York State tax purposes, as a result of the Company no longer meeting the required qualified asset test due to its decision to combine its three banks. Excluding this charge, the effective tax rate for the second quarter of 2002 was 33.19%. The increase in the effective tax rate from the second quarter of 2002, excluding the tax charge, to the second quarter of 2003 is mainly the result of increased nondeductible expense related to the Company's expanded ESOP program and the effect of the gain on sale of NOVA on the increased rate paid for the Company's New York State franchise tax.

Results of Operations for the Six Months Ended June 30, 2003

Net Income

Net income for the six months ended June 30, 2003 increased to $16.7 million or $0.25 per diluted share from $14.5 million or $0.22 per diluted share for the same period of 2002. As a result of the Conversion, effective January 17, 2003, all prior year per share amounts have been adjusted to reflect the 2.58681 exchange ratio. Net income for the first half of 2003 represented an annualized return on average stockholders' equity of 5.05% and an annualized return on average assets of 0.96%. As discussed further in Note 3, the Company has classified the results of operations from NOVA, including the net gain on sale, as discontinued operations in the consolidated statements of income.

Net Interest Income

Net interest income rose 16% to $52.0 million for the six months ended June 30, 2003 from $44.9 million for the same period in 2002. This was primarily the result of a $385.9 million increase in average net earning assets when comparing the same periods, due to the Offering, acquisition of FLBC and noninterest bearing deposit growth. This increase in average net earning assets was partially offset by a 47 basis point decrease in net interest rate spread from the first two quarters of 2002 to the first two quarters of 2003, due to the Company's asset/liability management decision to invest cash flow from operations and the Offering in lower yielding short-term investments and the higher levels of MBS premium amortization recorded in 2003. Management believes this decision will benefit the Company in the long-term as interest rates begin to rise. As a result, the Company's net interest margin decreased to 3.23% for the six months ended June 30, 2003 from 3.49% for the same period in 2002.

Interest income increased $456 thousand for the six months ended June 30, 2003 when compared to the same period in 2002. This was mainly the result of a $655.4 million increase in average interest earning assets from the first two quarters of 2002 to the same period of 2003 due to the Offering, acquisition of FLBC and internal growth. More specifically, the average outstanding balance of loans, investment securities, as well as federal funds sold and other short-term investments increased $314.4 million, $148.7 million and $190.9 million from the first half of 2002 to the first half 2003, respectively. These increases in average interest earning assets were almost entirely offset by a 132 basis point decrease in the rate earned on those assets from the first two quarters of 2002 to the same period of 2003. This was a result of the declining interest rate environment, which caused the Company's variable rate interest-earning assets to reprice to lower rates and fixed rate interest earning assets, mainly residential mortgages and MBS's, to prepay faster. The higher level of principal prepayments received on MBS's further reduced the effective yield earned on those assets as the Company was required to amortize approximately $5.7 million of purchase premiums in the first two quarters of 2003 compared to $1.1 million for the first two quarters of 2002. Additionally, the rate on interest earning assets decreased as a result of the Company's decision to invest the funds from the Offering and excess funds from operations in lower yielding federal funds sold and other short-term investments, which represented 9% of average interest earning assets for the first half of 2003 compared to 4% for the same period in 2002.

Interest expense decreased $6.6 million from the first two quarters of 2002 to the first two quarters of 2003, primarily due to the 85 basis point decrease in the rate paid on interest-bearing liabilities from 3.38% to 2.53%, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.7 billion for the first half of 2003 from $2.4 billion for the same period in 2002, primarily due to the acquisition of FLBC.

Provision for Credit Losses

The provision for credit losses increased to $4.2 million for the six months ended June 30, 2003 from $3.3 million for the same period in 2002. This was primarily the result of an increase in the concentration of commercial loans from the end of the second quarter of 2002 to the end of the second quarter of 2003. However, credit quality remains strong as net charge-offs for the first half of 2003 amounted to 0.21% of average loans outstanding, compared to 0.24% of average loans outstanding for the same period in 2002. As a result of this provision for credit losses, as well as the $2.0 million of reserve related to the loans acquired from FLBC, the Company's allowance for credit losses increased to $24.8 million at June 30, 2003.

Noninterest Income

For the first half of 2003, the Company had $20.9 million of noninterest income from continuing operations, an increase of $1.0 million over the same period in 2002. This increase was largely the result of increased bank service charges and fee income of $1.2 million due to the FLBC acquisition and higher revenue from transaction account activity and debit card usage during the period. Additionally, during the first two quarters of 2003 annuity and mutual fund commissions increased $365 thousand or 29% over the same period of 2002 due to strong annuity sales resulting from the Company's increased emphasis on this line of business as well as more favorable market conditions for these products. For the six months ended June 30, 2003, the Company had $6.9 million of insurance revenue as compared to $6.7 million for the same period of 2002 as a result of increased contingent profit sharing commissions. These increases were partially offset by higher mortgage servicing right amortization, which is recorded as an offset to loan service fees included within lending and leasing income, and a $365 thousand decrease in other noninterest income primarily as a result of a writedown in CRA related SBIC investments in the second quarter of 2003. Additionally, noninterest income decreased $223 thousand due to lower income from investment advisory services and fiduciary services, due to the weak equity markets.

Noninterest Expense

Noninterest expense from continuing operations for the six months ended June 30, 2003 increased $5.9 million to $43.1 million from $37.2 million for the comparable period of 2002. This increase was primarily due to the acquisition of FLBC and internal growth, which included the addition of two new banking centers and increased commercial lending staff. More specifically, salaries and benefits expense grew $2.7 million from the first half of 2002 to the first half of 2003, of which approximately $1.5 million can be attributed to the acquisition of FLBC. Additionally, salaries and benefits expense increased as a result of the additional ESOP shares purchased in the second step offering, accelerated vesting of stock options and awards, and the rise in the Company's stock price, which caused stock-based compensation expense to increase $626 thousand. Finally, salaries and benefits expense for the second quarter of 2002 was reduced by a net gain of $500 thousand as a result of the curtailment of the Company's defined benefit pension plan, partially offset by severance charges. During the first two quarters of 2003, marketing and advertising expense increased $696 thousand in comparison to the same period in 2002 primarily due to the "First Niagara" branding campaign, which began in the fourth quarter of 2002. For the six months ended June 30, 2003, occupancy and equipment, as well as technology and communications expense increased a combined $1.5 million, of which approximately $1.0 million can be attributed to the FLBC acquisition and the remainder was due to other increased business activities and the continuous upgrading of the Company's systems. Finally, other noninterest expense increased $765 thousand from the first half of 2002 to the same period of 2003 primarily as a result of professional and regulatory fees incurred as a result of the Company now being fully public and regulated by the OTS.

Income Taxes

The effective tax rate from continuing operations decreased to 35.39% for the first two quarters of 2003 compared to 41.20% for the same period of 2002. Excluding the recapture of excess bad debt reserves as discussed above, the effective tax rate for the second half of 2002 was 33.85%. This increase in the effective tax rate from the first half of 2002, excluding the tax charge, to the first half of 2003, can mainly be attributed to increased nondeductible expense related to the Company's expanded ESOP program and the effect of the gain on sale of NOVA on the increased rate paid for the Company's New York State franchise tax.

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

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first six months of 2003, loan originations totaled $512.6 million compared to $347.9 million for the first six months of 2002, while purchases of investment securities totaled $622.3 million during the first half of 2003 compared to $239.7 million for the same period in 2002. In addition to these investing activities, for the six months ended June 30, 2003 the Company was required to fund a $33.8 million outflow of deposits, excluding those acquired from FLBC, as a result of the Company's decision to lower the interest rates on such deposits to reflect market pricing.

Cash on hand, the sales, maturity and principal payments received on loans and investment securities and proceeds from the Offering were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank and Federal Reserve Bank that provide funding sources, for lending, liquidity and asset/liability management, as needed. During the first two quarters of 2003 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $579.3 million compared to $377.1 million for the same period in 2002. This increase from the prior year was primarily due to the maturity of investment securities, the higher level of prepayments received on mortgage-backed securities due to the declining interest rate environment, as well as the Company's strategic decision to shorten the duration of its investment portfolio. In addition to these funding sources, the Company also received $294.5 million of funds related to the completion of the Offering in the first quarter of 2003.

In the ordinary course of business the Company extends commitments to originate one- to four-family mortgages, commercial loans and other consumer loans. As of June 30, 2003, the Company had outstanding commitments to originate loans of $130.8 million, which generally have an expiration period of less than 120 days. Commitments to sell fixed-rate residential mortgages amounted to $12.4 million at June 30, 2003.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused consumer and commercial lines of credit amounted to $180.9 million at June 30, 2003 of which commercial lines have an expiration period of less than one year. The Company also issues standby letters of credit to third parties, which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $15.7 million at June 30, 2003 and generally have expiration periods between one and two years. Since a significant portion of unused commercial lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of borrowed funds being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2003, the total of cash and cash equivalents was $204.2 million. This included $44.5 million of cash and due from banks, $18.9 million of federal funds sold, $40.0 million of money market preferred stock, $100.0 million of repurchase agreements and $815 thousand of interest earning deposit accounts with brokers. All short-term investments are purchased from or are debt to investment grade companies.

At June 30, 2003, First Niagara exceeded all regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in the following table.

                                                                     As of June 30, 2003
                                 --------------------------------------------------------------------------------------------
                                                                                                    To be well capitalized
                                                                        Minimum                    under prompt corrective
                                        Actual                      capital adequacy                  action provisions
                                 ----------------------         -------------------------         ---------------------------
                                    Amount       Ratio              Amount         Ratio               Amount          Ratio
                                 -----------    -------         -------------    --------         ----------------    -------
Tangible capital                $   420,468      12.34  %       $     51,111        1.50  %        $          N/A        N/A  %
Tier 1 (core) capital               422,788      12.40               136,387        4.00                  170,484       5.00
Tier 1 risk based capital           422,788      18.70                   N/A         N/A                  135,645       6.00
Total risk based capital            447,569      19.80               180,860        8.00                  226,075      10.00

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net Interest Income Analysis

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which generates estimates of changes in net interest income over a range of interest rate scenarios.

The Asset/Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to manage exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives including interest rate swaps and/or caps .

The accompanying table as of June 30, 2003 sets forth the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and repricing rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions. As a result of the Offering and management's strategy of investing the funds from the Offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive compared to the end of 2002 and is more likely to experience an increase in net interest income in a rising interest rate environment over the next twelve months.

                                     Calculated increase (decrease) at
                                               June 30, 2003
                             -------------------------------------------------
       Changes in
     interest rates          Net interest income                   % Change
   ----------------------    -------------------               ---------------
                                              (Dollars in thousands)

    +200 basis points             $    3,178                        2.83   %
    +100 basis points                  1,215                        1.08
    -100 basis points                 (3,231)                      (2.88)


Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The 2003 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 6, 2003. The Annual Meeting was conducted for the purpose of considering and acting upon the election of four directors for a three year term and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2003. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2003 Annual Meeting.

                                                                               Number of Votes (a)
                                                            ----------------------------------------------------------
                   Matter Considered                               For                 Against            Abstain
--------------------------------------------------------    -------------------    ----------------    ---------------
(1) Election of Directors (b)

     Daniel W. Judge                                                61,753,371                   -            584,901
     James Miklinski                                                61,760,362                   -            577,910
     Sharon D. Randaccio                                            61,721,236                   -            617,036
     David M. Zebro                                                 60,537,252                   -          1,801,020

(2) Ratification of KPMG LLP as independent
    auditors for the Company for the year ending
    December 31, 2003                                               59,519,946           2,702,369            115,957

(a)   For matters (1) and (2) there were no broker non-votes.

(b) In addition, the following directors' terms of office continued after the Annual Meeting: Gordon P. Assad, John J. Bisgrove, Jr., G. Thomas Bowers, James W. Currie, B. Thomas Mancuso, William E. Swan, Robert G. Weber and Louise Woerner.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

        Exhibits
        --------

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.1  Summary of Quarterly Financial Data

      (b) Report on Form 8-K

            On April 10, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting first quarter 2003 financial results and providing earnings guidance for the full year. Such Current Report, as an Item 7 exhibit, included the Company's press release dated April 9, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST NIAGARA FINANCIAL GROUP, INC.


Date: August 8, 2003              By: /s/ William E. Swan
                                      --------------------------------------
                                          William E. Swan
                                          Chairman, President and
                                          Chief Executive Officer


Date: August 8, 2003              By: /s/ Paul J. Kolkmeyer
                                      --------------------------------------
                                          Paul J. Kolkmeyer
                                          Executive Vice President, Chief
                                          Operating Officer and Chief Financial
                                          Officer