Form 10-Q
period 2003-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2003-11-13
CIK 1051741

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

                For the quarterly period ended September 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

                           Delaware                                                  42-1556195
                           --------                                                  ----------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

     6950 South Transit Road, P.O. Box 514, Lockport, NY                             14095-0514
     ---------------------------------------------------                             ----------
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

The Registrant had 70,755,136 shares of Common Stock, $0.01 par value, outstanding as of November 12, 2003.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2003
                                TABLE OF CONTENTS

Item Number                                                                                    Page Number
-----------                                                                                    -----------
                                     PART I - FINANCIAL INFORMATION

1. Financial Statements

         Condensed Consolidated Statements of Condition as of
           September 30, 2003 (unaudited) and December 31, 2002..................................   3

         Condensed Consolidated Statements of Income for the
           three and nine months ended September 30, 2003 and 2002 (unaudited)...................   4

         Condensed Consolidated Statements of Comprehensive Income for the
           three and nine months ended September 30, 2003 and 2002 (unaudited)...................   5

         Condensed Consolidated Statements of Changes in Stockholders' Equity
           for the nine months ended September 30, 2003 and 2002 (unaudited).....................   6

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002 (unaudited).............................   8

         Notes to Condensed Consolidated Financial Statements (unaudited)........................   9

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................................  16

3. Quantitative and Qualitative Disclosures about Market Risk....................................  25

4. Controls and Procedures.......................................................................  25

                                     PART II - OTHER INFORMATION

1. Legal Proceedings.............................................................................  26

2. Changes in Securities and Use of Proceeds.....................................................  26

3. Defaults upon Senior Securities...............................................................  26

4. Submission of Matters to a Vote of Security Holders...........................................  26

5. Other Information.............................................................................  26

6. Exhibits and Reports on Form 8-K..............................................................  26

Signatures.......................................................................................  27

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                             September 30,    December 31,
                                                                                 2003             2002
                                                                             -------------    -----------
                                                                              (unaudited)

                                                                               (In thousands except share
                                Assets                                           and per share amounts)
Cash and cash equivalents:
    Cash and due from banks ..............................................    $    62,070     $    45,358
    Federal funds sold and other short-term investments ..................        134,482          45,167
                                                                              -----------     -----------
           Total cash and cash equivalents ...............................        196,552          90,525

Investment securities available for sale .................................        755,518         632,364
Loans, net ...............................................................      2,285,543       1,974,560
Premises and equipment, net ..............................................         42,146          40,445
Goodwill .................................................................        106,036          74,101
Amortizing intangible assets, net ........................................          9,048           6,392
Other assets .............................................................        138,587         116,408
                                                                              -----------     -----------
              Total assets ...............................................    $ 3,533,430     $ 2,934,795
                                                                              ===========     ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits ...............................................................    $ 2,319,268     $ 2,129,469
  Stock offering subscription proceeds ...................................             --          75,952
  Short-term borrowings ..................................................         85,020          69,312
  Long-term borrowings ...................................................        340,708         327,823
  Other liabilities ......................................................         65,387          48,543
                                                                              -----------     -----------
              Total liabilities ..........................................      2,810,383       2,651,099
                                                                              -----------     -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized in 2003
        and 5,000,000 shares authorized in 2002, none issued .............             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized and
        70,813,452 shares issued in 2003 and 45,000,000 shares
        authorized and 29,756,250 shares issued in 2002 ..................            708             298
    Additional paid-in capital ...........................................        544,590         137,624
    Retained earnings ....................................................        211,443         196,074
    Accumulated other comprehensive (loss) income ........................           (759)          2,074
    Common stock held by ESOP, 4,088,283 shares in 2003 and
        832,747 shares in 2002 ...........................................        (30,680)        (11,024)
    Unearned compensation - recognition and retention plan,
        348,143 shares in 2003 and 203,675 shares in 2002 ................         (2,149)         (2,453)
    Treasury stock, at cost, 6,885 shares in 2003 and 3,715,303
        shares in 2002 ...................................................           (106)        (38,897)
                                                                              -----------     -----------
              Total stockholders' equity .................................        723,047         283,696
                                                                              -----------     -----------
              Total liabilities and stockholders' equity .................    $ 3,533,430     $ 2,934,795
                                                                              ===========     ===========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                  (unaudited)

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                 -----------------------     -----------------------
                                                                    2003          2002          2003          2002
                                                                 ---------     ---------     ---------     ---------
                                                                       (In thousands except per share amounts)
Interest income:
   Real estate loans ........................................    $  30,077        29,131     $  91,634        86,647
   Other loans ..............................................        7,143         6,298        20,655        18,324
   Investment securities ....................................        1,881         1,572         5,097         6,187
   Mortgage-backed securities ...............................        2,145         3,670         6,889        13,103
   Federal funds sold and other short-term investments ......          477           930         2,318         1,886
   Other ....................................................          261           313           916           836
                                                                 ---------     ---------     ---------     ---------
        Total interest income ...............................       41,984        41,914       127,509       126,983

Interest expense:
   Deposits .................................................        9,438        13,241        31,923        42,030
   Borrowings ...............................................        5,398         5,616        16,424        16,974
                                                                 ---------     ---------     ---------     ---------
        Total interest expense ..............................       14,836        18,857        48,347        59,004
                                                                 ---------     ---------     ---------     ---------

        Net interest income .................................       27,148        23,057        79,162        67,979
Provision for credit losses .................................        1,757         1,729         5,922         4,989
                                                                 ---------     ---------     ---------     ---------
        Net interest income after provision
          for credit losses .................................       25,391        21,328        73,240        62,990
                                                                 ---------     ---------     ---------     ---------

Noninterest income:
   Banking service charges and fees .........................        4,289         3,662        12,335        10,478
   Insurance services and fees ..............................        3,818         3,063        10,758         9,764
   Lending and leasing income ...............................          853         1,521         2,711         3,752
   Bank-owned life insurance income .........................        1,141           680         2,693         2,017
   Annuity and mutual fund commissions ......................          513           679         2,124         1,925
   Investment and fiduciary services income .................          262           244           675           880
   Net realized losses on investment securities .............          (24)         (311)          (42)         (243)
   Other ....................................................          523           435           972         1,249
                                                                 ---------     ---------     ---------     ---------
        Total noninterest income ............................       11,375         9,973        32,226        29,822
                                                                 ---------     ---------     ---------     ---------

Noninterest expense:
   Salaries and employee benefits ...........................       13,037        11,663        37,634        33,585
   Occupancy and equipment ..................................        2,284         1,880         6,984         5,681
   Technology and communications ............................        2,553         2,085         7,250         6,224
   Marketing and advertising ................................          810           686         2,664         1,844
   Amortization of intangibles ..............................          398           178         1,006           502
   Other ....................................................        3,338         2,984        10,001         8,882
                                                                 ---------     ---------     ---------     ---------
        Total noninterest expense ...........................       22,420        19,476        65,539        56,718
                                                                 ---------     ---------     ---------     ---------

        Income from continuing operations before income taxes       14,346        11,825        39,927        36,094
Income tax expense from continuing operations ...............        5,042         4,018        14,095        14,017
                                                                 ---------     ---------     ---------     ---------
        Income from continuing operations ...................        9,304         7,807        25,832        22,077

Discontinued operations (See note 3):
   Income from discontinued operations before income taxes ..           --           237         2,033           594
   Income tax expense from discontinued operations ..........           --           108         1,847           278
                                                                 ---------     ---------     ---------     ---------
        Income from discontinued operations .................           --           129           186           316
                                                                 ---------     ---------     ---------     ---------

        Net income ..........................................    $   9,304         7,936     $  26,018        22,393
                                                                 =========     =========     =========     =========

Earnings per share (See note 4):
        Basic ...............................................    $    0.14          0.12     $    0.39          0.35
        Diluted .............................................         0.14          0.12          0.38          0.34

Weighted average common shares outstanding:
        Basic ...............................................       66,276        64,543        66,055        64,375

        Diluted .............................................       68,002        66,080        67,689        65,767

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                     Three months ended        Nine months ended
                                                                        September 30,            September 30,
                                                                   ---------------------     ---------------------
                                                                     2003         2002         2003         2002
                                                                   --------     --------     --------     --------
                                                                               (Amounts in thousands)
Net income ....................................................    $  9,304        7,936     $ 26,018       22,393

Other comprehensive (loss) income, net of income taxes:
    Securities available for sale:
        Net unrealized (losses) gains arising during the period      (2,175)         220       (2,858)         804
        Reclassification adjustment for realized losses
           included in net income .............................          14          187           25          146
                                                                   --------     --------     --------     --------
                                                                     (2,161)         407       (2,833)         950
                                                                   --------     --------     --------     --------
    Cash flow hedges:
        Net unrealized gains (losses) arising during the period          --            9           --          (93)
        Reclassification adjustment for realized losses
           included in net income .............................          --           62           --          257
                                                                   --------     --------     --------     --------
                                                                         --           71           --          164
                                                                   --------     --------     --------     --------

           Total other comprehensive (loss) income ............      (2,161)         478       (2,833)       1,114
                                                                   --------     --------     --------     --------

              Total comprehensive income ......................    $  7,143        8,414     $ 23,185       23,507
                                                                   ========     ========     ========     ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                 Accumulated       Common
                                                    Additional                     other           stock
                                       Common        paid-in        Retained    comprehensive      held by
                                        stock        capital        earnings    income (loss)       ESOP
                                      --------      ----------      --------    -------------     --------
                                               (In thousands except share and per share amounts)
Balances at January 1, 2003 ....      $    298        137,624        196,074          2,074        (11,024)

Net income .....................            --             --         26,018             --             --
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes ...................            --             --             --         (2,833)            --
Merger of First Niagara
   Financial Group, MHC
   pursuant to reorganization
   (15,849,650 shares) .........          (158)        19,608             --             --             --
Treasury stock retired pursuant
   to reorganization (3,715,303
   shares) .....................           (37)       (38,860)            --             --             --
Exchange of common stock
   pursuant to reorganization
   (10,191,297 shares exchanged
   for 26,359,327 shares, 3,622
   shares paid cash in lieu) ...           161           (198)            --             --             --
Proceeds from stock offering,
   net of related expenses of
   $19,047 and issuance of
   41,000,000 shares of
   common stock ................           410        390,543             --             --             --
Purchase of shares by ESOP
   (2,050,000 shares) ..........            --             --             --             --        (20,500)
Common stock issued for the
   acquisition of Finger Lakes
   Bancorp, Inc. (3,355,868
   shares) .....................            34         33,525             --             --             --
Purchase of treasury stock after
  reorganization (5,000 shares)             --             --             --             --             --
Exercise of stock options after
  reorganization (67,031 shares)            --            376             --             --             --
ESOP shares committed to be
  released (115,875 shares) ....            --            676             --             --            844
Net recognition and retention
  plan (29,341 shares) .........            --          1,296             --             --             --
Common stock dividend of
  $0.16 per share ..............            --             --        (10,649)            --             --
                                      --------       --------       --------       --------       --------

Balances at September 30, 2003 .      $    708        544,590        211,443           (759)       (30,680)
                                      ========       ========       ========       ========       ========

                                         Unearned
                                      compensation -
                                      recognition and   Treasury
                                      retention plan     stock           Total
                                      ---------------   --------       --------
                                   (In thousands except share and per share amounts)
Balances at January 1, 2003 ....           (2,453)       (38,897)       283,696

Net income .....................               --             --         26,018
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and taxes ...................               --             --         (2,833)
Merger of First Niagara
   Financial Group, MHC
   pursuant to reorganization
   (15,849,650 shares) .........               --             --         19,450
Treasury stock retired pursuant
   to reorganization (3,715,303
   shares) .....................               --         38,897             --
Exchange of common stock
   pursuant to reorganization
   (10,191,297 shares exchanged
   for 26,359,327 shares, 3,622
   shares paid cash in lieu) ...               --             --            (37)
Proceeds from stock offering,
   net of related expenses of
   $19,047 and issuance of
   41,000,000 shares of
   common stock ................               --             --        390,953
Purchase of shares by ESOP
   (2,050,000 shares) ..........               --             --        (20,500)
Common stock issued for the
   acquisition of Finger Lakes
   Bancorp, Inc. (3,355,868
   shares) .....................               --             --         33,559
Purchase of treasury stock after
  reorganization (5,000 shares)                --            (78)           (78)
Exercise of stock options after
  reorganization (67,031 shares)               --             12            388
ESOP shares committed to be
  released (115,875 shares) ....               --             --          1,520
Net recognition and retention
  plan (29,341 shares) .........              304            (40)         1,560
Common stock dividend of
  $0.16 per share ..............               --             --        (10,649)
                                         --------       --------       --------

Balances at September 30, 2003 .           (2,149)          (106)       723,047
                                         ========       ========       ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                             Accumulated      Common
                                                 Additional                     other          stock
                                     Common       paid-in       Retained    comprehensive     held by
                                     stock        capital       earnings        income         ESOP
                                    --------     ----------     --------    -------------    --------
                                            (In thousands except share and per share amounts)
Balances at January 1, 2002 ..      $    298       135,917       176,073          2,561       (11,630)

 Net income ..................            --            --        22,393             --            --
 Unrealized gain on securities
   available for sale, net of
   reclassification adjustment
   and taxes .................            --            --            --            950            --
 Unrealized gain on interest
   rate swaps, net of
   reclassification
   adjustment and taxes ......            --            --            --            164            --
 Exercise of stock options
   (90,350 shares) ...........            --           495            --             --            --
 ESOP shares committed to be
   released (34,397 shares) ..            --           353            --             --           455
 Net recognition and retention
   plan (29,437 shares) ......            --           515            --             --            --
Common stock dividend of
   $0.32 per share
   (equivalent to $0.12 per
   share after the
   reorganization in 2003) ...            --            --        (8,026)            --            --
                                    --------      --------      --------       --------      --------

Balances at September 30, 2002      $    298       137,280       190,440          3,675       (11,175)
                                    ========      ========      ========       ========      ========

                                       Unearned
                                     compensation -
                                    recognition and   Treasury
                                    retention plan      stock          Total
                                    ---------------   --------       --------
                                (In thousands except share and per share amounts)
Balances at January 1, 2002 ..           (2,153)       (40,449)       260,617

 Net income ..................               --             --         22,393
 Unrealized gain on securities
   available for sale, net of
   reclassification adjustment
   and taxes .................               --             --            950
 Unrealized gain on interest
   rate swaps, net of
   reclassification
   adjustment and taxes ......               --             --            164
 Exercise of stock options
   (90,350 shares) ...........               --            886          1,381
 ESOP shares committed to be
   released (34,397 shares) ..               --             --            808
 Net recognition and retention
   plan (29,437 shares) ......             (525)           896            886
Common stock dividend of
   $0.32 per share
   (equivalent to $0.12 per
   share after the
   reorganization in 2003) ...               --             --         (8,026)
                                       --------       --------       --------

Balances at September 30, 2002           (2,678)       (38,667)       279,173
                                       ========       ========       ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           2003            2002
                                                                        ---------       ---------
                                                                              (In thousands)
Cash flows from operating activities:
  Net income .....................................................      $  26,018       $  22,393
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of fees, premiums and discounts, net ........         11,467           1,828
        Depreciation of premises and equipment ...................          4,647           3,993
        Provision for credit losses ..............................          5,922           4,989
        Amortization of intangibles ..............................          1,039             649
        Gain on sale of discontinued operations, net of tax ......           (230)             --
        Gain on curtailment of defined benefit pension plan ......             --            (998)
        Net realized losses on securities available for sale .....             42             243
        ESOP and stock based compensation expense ................          2,793             808
        Deferred income tax expense ..............................          2,547           1,302
        Decrease (increase) in other assets ......................          2,985          (3,062)
        Increase in other liabilities ............................          8,885           4,953
                                                                        ---------       ---------
              Net cash provided by operating activities ..........         66,115          37,098
                                                                        ---------       ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale ...........         63,321         272,303
  Proceeds from maturities of securities available for sale ......        367,229         191,153
  Principal payments received on securities available for sale ...        353,583         122,670
  Purchases of securities available for sale .....................       (777,348)       (330,816)
  Net increase in loans ..........................................       (114,063)        (91,255)
  Purchase of bank owned life insurance ..........................         (5,000)             --
  Acquisitions, net of cash ......................................        (32,470)             --
  Proceeds from the sale of discontinued operations, net of cash .          5,237              --
  Other, net .....................................................         (8,255)         (4,305)
                                                                        ---------       ---------
              Net cash (used in) provided by investing activities        (147,766)        159,750
                                                                        ---------       ---------

Cash flows from financing activities:
  Net (decrease) increase in deposits ............................        (69,721)        148,702
  Repayments of short-term borrowings ............................        (38,623)       (163,094)
  Proceeds from long-term borrowings .............................          5,000          30,000
  Repayments of long-term borrowings .............................        (12,442)        (12,337)
  Proceeds from exercise of stock options ........................            276             942
  Net proceeds from second step stock offering ...................        294,502              --
  Cash payment in lieu of fractional shares ......................            (37)             --
  Transfer of assets from First Niagara Financial Group, MHC .....         19,450              --
  Purchase of treasury stock .....................................            (78)             --
  Dividends paid on common stock .................................        (10,649)         (8,026)
                                                                        ---------       ---------
               Net cash provided by (used in) financing activities        187,678          (3,813)
                                                                        ---------       ---------
Net increase in cash and cash equivalents ........................        106,027         193,035
Cash and cash equivalents at beginning of period .................         90,525          74,654
                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................      $ 196,552       $ 267,689
                                                                        =========       =========

Cash paid during the period for:
  Income taxes ...................................................      $  10,279       $  13,064
  Interest expense ...............................................         48,380          59,569

Assets acquired (noncash) ........................................      $ 377,209       $      --
Liabilities assumed ..............................................        343,791              --
Assets sold (noncash) ............................................          1,384              --
Liabilities disposed of ..........................................            746              --

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassification adjustments were made to the 2002 financial statements to conform them to the 2003 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

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

Had the Company determined compensation expense based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands except per share amounts):

                                                          Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                      --------------------------     ---------------------------
                                                         2003             2002          2003             2002
                                                      ----------      ----------     ----------       ----------
Net Income
    As reported                                       $    9,304           7,936     $   26,018           22,393
    Add: Stock-based employee compensation
         expense included in net income, net
         of related tax effects                              418             181            771              421
    Deduct: Stock-based employee compensation
         expense determined under the
         fair-value based method, net of related
         tax effects                                        (921)           (370)        (1,652)            (911)
                                                      ----------      ----------     ----------       ----------

    Pro forma net income                              $    8,801           7,747     $   25,137           21,903
                                                      ==========      ==========     ==========       ==========

Basic earnings per share:
    As reported                                       $     0.14            0.12     $     0.39             0.35
    Pro forma                                               0.13            0.12           0.38             0.34

Diluted earnings per share:
    As reported                                       $     0.14            0.12     $     0.38             0.34
    Pro forma                                               0.13            0.12           0.37             0.33

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2) Corporate Structure and Stock Offerings

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

The Company utilized the proceeds raised in its initial public offering to make three bank and five non-bank acquisitions between 1999 and 2001. In March 2000, FNFG acquired Albion Banc Corp, Inc., the holding company of Albion Federal Savings and Loan Association ("Albion"). Subsequent to the acquisition, Albion's two branch locations were merged into First Niagara's banking center network. In July 2000, FNFG acquired CNY Financial Corporation ("CNY"), the holding company of Cortland Savings Bank ("Cortland"). In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc. ("Iroquois"), the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA. Following completion of this transaction, The Homestead Savings was merged into Cayuga. Initially, Cortland and Cayuga were operated as wholly owned subsidiaries of FNFG. Effective November 8, 2002, FNFG merged Cortland and Cayuga into First Niagara and converted First Niagara and the MHC to federal charters subject to Office of Thrift Supervision ("OTS") regulation. The conversion of FNFG to a federal charter was approved by stockholders of the Company on January 9, 2003 and was effective January 17, 2003.

On July 21, 2002, the Boards of Directors' of the MHC, FNFG and First Niagara adopted a plan of conversion and reorganization to convert the MHC from mutual to stock form (the "Conversion"). In connection with the Conversion the 61% ownership interest of the MHC in FNFG was sold to depositors of First Niagara and the public (the "Offering"). Completion of the Conversion and Offering was effective on January 17, 2003 and resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Cash was paid in lieu of fractional shares. The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the Conversion. Prior year share data within the condensed consolidated statements of condition and changes in stockholders' equity have not been restated for the exchange ratio.

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

(3) Acquisitions and Dispositions

On August 10, 2003, FNFG entered into a definitive agreement to acquire all of the common shares outstanding of Troy Financial Corporation ("TFC"), the holding company of Troy Savings Bank ("TSB") and Troy Commercial Bank ("TCB"), with combined assets of approximately $1.4 billion and twenty-one branch locations. Following completion of the acquisition, TSB branches will be merged into First Niagara's banking center network and TCB will operate as a wholly-owned subsidiary of First Niagara as a New York State chartered commercial bank. FNFG will pay $35.50 per share for all of the outstanding shares of TFC, in the form of cash or common stock or a combination thereof, provided that in the aggregate, the consideration shall be 43% cash and 57% common stock. FNFG will also pay cash for the cash-out value of all outstanding TFC stock options based upon the $35.50 purchase price per share. The aggregate purchase price of the transaction is approximately $356.6 million and is expected to be completed in January 2004 and is subject to the approval of various regulatory agencies and TFC shareholders. This acquisition will extend the Company's market area to the Albany region of New York State which, similar to its current markets, is mainly comprised of small and mid-sized businesses that First Niagara excels at serving and gives the Company access to the third largest deposit market in New York State outside of New York City. This acquisition will also deploy a portion of the proceeds raised in the Company's second step stock offering.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Effective July 1, 2003, First Niagara Risk Management, Inc. ("FNRM"), the wholly owned insurance agency of First Niagara, simultaneously acquired Costello, Dreher, Kaiser Insurance Agency ("Costello") and Loomis & Co., Inc. ("Loomis"), two Rochester New York based insurance agencies. Following completion of this transaction, Costello and Loomis were merged into FNRM. The acquisition of these two agencies gives FNRM a foothold in the Rochester insurance market and will support growth of the Company's commercial lending operations in that area by presenting cross-sell opportunities. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Costello and Loomis have been included in the consolidated statement of income from the date of acquisition and the Company recorded $4.5 million of goodwill and a $2.6 million customer list intangible asset.

On February 19, 2003, the Company sold its wholly owned third-party benefit plan administrator subsidiary, NOVA Healthcare Administrators, Inc. ("NOVA"). The sale of NOVA, which had assets of $5.8 million, including goodwill of $1.0 million and customer lists of $1.5 million, resulted in a gross gain of $2.1 million, before $1.9 million of income taxes. The Company has classified the results of operations from NOVA for prior years and from January 1, 2003 to the sale date (loss of $44 thousand), including the net gain on sale ($230 thousand), as discontinued operations in the consolidated statements of income.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of FLBC (in thousands):

                                                                 January 17,
                                                                    2003
                                                                 -----------

      Cash and cash equivalents                                   $  4,873
      Securities available for sale                                146,147
      Loans, net                                                   201,084
      Goodwill                                                      28,734
      Core deposit intangible                                        2,578
      Other assets                                                  27,706
                                                                  --------
             Total assets acquired                                 411,122
                                                                  --------

      Deposits                                                     259,520
      Borrowings                                                    75,621
      Other liabilities                                              8,650
                                                                  --------
             Total liabilities assumed                             343,791
                                                                  --------

             Net assets acquired                                  $ 67,331
                                                                  ========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4) Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2003 and 2002 are as follows. All references to the number of shares outstanding for purposes of calculating prior year per share amounts are restated to give retroactive recognition to the 2.58681 exchange ratio applied in the January 17, 2003 Conversion (in thousands except per share amounts):

                                                               Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                             -----------------------       -----------------------
                                                               2003           2002           2003           2002
                                                             --------       --------       --------       --------
Net income available to common shareholders                  $  9,304          7,936       $ 26,018         22,393
                                                             ========       ========       ========       ========

 Weighted average shares outstanding basic and diluted:
     Total shares issued                                       70,801         76,973         71,155         76,973
     Unallocated ESOP shares                                   (4,127)        (2,214)        (4,037)        (2,243)
     Unvested restricted stock awards                            (395)          (531)          (463)          (577)
     Treasury shares                                               (3)        (9,685)          (600)        (9,778)
                                                             --------       --------       --------       --------

Total basic weighted average shares outstanding                66,276         64,543         66,055         64,375

     Incremental shares from assumed exercise of
          stock options                                         1,554          1,330          1,412          1,175
     Incremental shares from assumed vesting of
          restricted stock awards                                 172            207            222            217
                                                             --------       --------       --------       --------

Total diluted weighted average shares outstanding              68,002         66,080         67,689         65,767
                                                             ========       ========       ========       ========

Basic earnings per share                                     $   0.14           0.12       $   0.39           0.35
                                                             ========       ========       ========       ========
Diluted earnings per share                                   $   0.14           0.12       $   0.38           0.34
                                                             ========       ========       ========       ========

(5) Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance and investment advisory and trust operations, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. In accordance with SFAS No. 144, the Company has classified the results of operations from NOVA, its wholly owned third-party benefit plan administrator subsidiary sold in February 2003, as discontinued operations in the consolidated statements of income, which previously were included as part of the Company's financial services segment.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Transactions between the banking and financial services segments primarily relate to interest income and expense from intercompany deposit accounts, which are eliminated in consolidation. Information about the Company's segments is presented in the following tables (in thousands):

                                                                      Financial                        Consolidated
For the three month period ended:                     Banking         services       Eliminations          total
                                                    ----------       ----------      ------------      ------------
September 30, 2003
    Interest income                                 $   42,000               32              (48)           41,984
    Interest expense                                    14,868               16              (48)           14,836
                                                    ----------       ----------       ----------        ----------
       Net interest income                              27,132               16               --            27,148
    Provision for credit losses                          1,757               --               --             1,757
                                                    ----------       ----------       ----------        ----------
       Net interest income after provision
         for credit losses                              25,375               16               --            25,391
    Noninterest income                                   6,781            4,606              (12)           11,375
    Amortization of intangible assets                      101              297               --               398
    Other noninterest expense                           18,287            3,747              (12)           22,022
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations
         before income taxes                            13,768              578               --            14,346
    Income tax expense from continuing
       operations                                        4,966               76               --             5,042
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations                 8,802              502               --             9,304
    Income from discontinued operations                     --               --               --                --
                                                    ----------       ----------       ----------        ----------
       Net income                                   $    8,802              502               --             9,304
                                                    ==========       ==========       ==========        ==========

                                                                      Financial                        Consolidated
For the three month period ended:                     Banking         services       Eliminations          total
                                                    ----------       ----------      ------------      ------------
September 30, 2002
    Interest income                                 $   41,914               27              (27)           41,914
    Interest expense                                    18,884               --              (27)           18,857
                                                    ----------       ----------       ----------        ----------
       Net interest income                              23,030               27               --            23,057
    Provision for credit losses                          1,729               --               --             1,729
                                                    ----------       ----------       ----------        ----------
       Net interest income after provision
         for credit losses                              21,301               27               --            21,328
    Noninterest income                                   6,001            3,986              (14)            9,973
    Amortization of intangible assets                       --              178               --               178
    Other noninterest expense                           16,131            3,181              (14)           19,298
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations
         before income taxes                            11,171              654               --            11,825
    Income tax expense from continuing
       operations                                        3,713              305               --             4,018
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations                 7,458              349               --             7,807
    Income from discontinued operations                     --              129               --               129
                                                    ----------       ----------       ----------        ----------
       Net income                                   $    7,458              478               --             7,936
                                                    ==========       ==========       ==========        ==========

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                      Financial                        Consolidated
For the nine month period ended:                      Banking         services       Eliminations          total
                                                    ----------       ----------      ------------      ------------
September 30, 2003
    Interest income                                 $  127,525               69              (85)          127,509
    Interest expense                                    48,416               16              (85)           48,347
                                                    ----------       ----------       ----------        ----------
       Net interest income                              79,109               53               --            79,162
    Provision for credit losses                          5,922               --               --             5,922
                                                    ----------       ----------       ----------        ----------
       Net interest income after provision
         for credit losses                              73,187               53               --            73,240
    Noninterest income                                  18,652           13,602              (28)           32,226
    Amortization of intangible assets                      359              647               --             1,006
    Other noninterest expense                           54,023           10,538              (28)           64,533
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations
         before income taxes                            37,457            2,470               --            39,927
    Income tax expense from continuing
       operations                                       13,115              980               --            14,095
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations                24,342            1,490               --            25,832
    Income from discontinued operations                     --              186               --               186
                                                    ----------       ----------       ----------        ----------
       Net income                                   $   24,342            1,676               --            26,018
                                                    ==========       ==========       ==========        ==========

                                                                      Financial                        Consolidated
For the nine month period ended:                      Banking         services       Eliminations          total
                                                    ----------       ----------      ------------      ------------
September 30, 2002
    Interest income                                 $  126,983               82              (82)          126,983
    Interest expense                                    59,086               --              (82)           59,004
                                                    ----------       ----------       ----------        ----------
       Net interest income                              67,897               82               --            67,979
    Provision for credit losses                          4,989               --               --             4,989
                                                    ----------       ----------       ----------        ----------
       Net interest income after provision
         for credit losses                              62,908               82               --            62,990
    Noninterest income                                  17,282           12,569              (29)           29,822
    Amortization of intangible assets                       --              502               --               502
    Other noninterest expense                           46,935            9,310              (29)           56,216
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations
         before income taxes                            33,255            2,839               --            36,094
    Income tax expense from continuing
       operations                                       12,728            1,289               --            14,017
                                                    ----------       ----------       ----------        ----------
       Income from continuing operations                20,527            1,550               --            22,077
    Income from discontinued operations                     --              316               --               316
                                                    ----------       ----------       ----------        ----------
       Net income                                   $   20,527            1,866               --            22,393
                                                    ==========       ==========       ==========        ==========

(6) Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation are not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares that are mandatorily redeemable, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer's equity shares and requires or may require the issuer to settle the obligation by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement also requires disclosures about the terms of the instruments and settlement alternatives. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of this Statement did not have a material impact on the Company's consolidated financial statements.

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

                                                                  Three months ended September 30,
                                            -----------------------------------------------------------------------------------
                                                                 2003                                        2002
                                            ----------------------------------------    ---------------------------------------
                                              Average          Interest                   Average          Interest
                                            outstanding         earned/       Yield/    outstanding         earned/      Yield/
                                              balance            paid          rate       balance            paid         rate
                                            -----------      -----------     -------    -----------      -----------    -------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments ...........     $   167,878      $       477       1.13 %   $   208,145      $       930       1.77 %
   Investment securities (1) ..........         358,975            1,881       2.10         171,291            1,572       3.67
   Mortgage-backed securities (1) .....         400,296            2,145       2.14         285,164            3,670       5.15
   Loans (2) ..........................       2,282,298           37,220       6.50       1,942,744           35,429       7.27
   Other interest-earning assets ......          21,524              261       4.80          31,128              313       4.00
                                            -----------      -----------                -----------      -----------
     Total interest-earning assets ....       3,230,971           41,984       5.18       2,638,472           41,914       6.33
                                            -----------      -----------                -----------      -----------
Allowance for credit losses ...........         (24,920)                                    (19,967)
Other noninterest-earning assets (3)(4)         334,352                                     276,221
                                            -----------                                 -----------
     Total assets .....................     $ 3,540,403                                 $ 2,894,726
                                            ===========                                 ===========

Interest-bearing liabilities:
   Savings accounts ...................     $   654,076      $     1,379       0.84 %   $   634,107      $     3,488       2.18 %
   Interest-bearing checking ..........         550,020            1,175       0.85         501,684            1,895       1.50
   Certificates of deposit ............         966,017            6,884       2.83         877,185            7,759       3.51
   Mortgagors' payments held in escrow           22,948               --         --          22,660               99       1.74
   Borrowed funds .....................         425,166            5,398       5.03         411,520            5,616       5.41
                                            -----------      -----------                -----------      -----------
     Total interest-bearing
         liabilities ..................       2,618,227           14,836       2.25       2,447,156           18,857       3.06
                                            -----------      -----------                -----------      -----------
Noninterest-bearing demand deposits ...         144,914                                     121,324
Other noninterest-bearing liabilities .          57,656                                      48,173
                                            -----------                                 -----------
     Total liabilities ................       2,820,797                                   2,616,653
Stockholders' equity (3) ..............         719,606                                     278,073
                                            -----------                                 -----------
     Total liabilities and
         stockholders' equity .........     $ 3,540,403                                 $ 2,894,726
                                            ===========                                 ===========
Net interest income ...................                      $    27,148                                 $    23,057
                                                             ===========                                 ===========
Net interest rate spread ..............                                        2.93 %                                      3.27 %
                                                                              =====                                       =====
Net earning assets ....................     $   612,744                                 $   191,316
                                            ===========                                 ===========
Net interest income as a percentage of
   average interest-earning assets ....                             3.36 %                                      3.50 %
                                                             ===========                                 ===========
Ratio of average interest-earning
   assets to average interest-bearing
     liabilities ......................          123.40 %                                    107.82 %
                                            ===========                                 ===========

                                                                     Nine months ended September 30,
                                            -----------------------------------------------------------------------------------
                                                                 2003                                       2002
                                            ----------------------------------------    ---------------------------------------
                                              Average          Interest                   Average         Interest
                                            outstanding         earned/       Yield/    outstanding        earned/       Yield/
                                              balance            paid          rate       balance           paid         rate
                                            -----------      -----------     -------    -----------      -----------    -------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
     short-term investments ...........     $   248,353      $     2,318       1.25 %   $   135,330      $     1,886       1.86 %
   Investment securities (1) ..........         300,459            5,097       2.26         198,433            6,187       4.16
   Mortgage-backed securities (1) .....         424,764            6,889       2.16         326,186           13,103       5.36
   Loans (2) ..........................       2,227,880          112,289       6.73       1,904,983          104,971       7.36
   Other interest-earning assets ......          23,893              916       5.15          26,242              836       4.26
                                            -----------      -----------                -----------      -----------
     Total interest-earning assets ....       3,225,349          127,509       5.28       2,591,174          126,983       6.54
                                            -----------      -----------                -----------      -----------
Allowance for credit losses ...........         (24,027)                                    (19,357)
Other noninterest-earning assets (3)(4)         325,791                                     274,325
                                            -----------                                 -----------
     Total assets .....................     $ 3,527,113                                 $ 2,846,142
                                            ===========                                 ===========

Interest-bearing liabilities:
   Savings accounts ...................     $   667,278      $     5,488       1.10 %   $   575,504      $    10,068       2.34 %
   Interest-bearing checking ..........         521,274            3,644       0.93         519,629            6,320       1.63
   Certificates of deposit ............       1,000,488           22,699       3.03         885,617           25,413       3.84
   Mortgagors' payments held in escrow           17,378               --         --          18,270              229       1.68
   Stock offering subscription proceeds          11,538               92       1.07              --               --         --
   Borrowed funds .....................         433,083           16,424       5.07         415,710           16,974       5.46
                                            -----------      -----------                -----------      -----------
     Total interest-bearing
         liabilities ..................       2,651,039           48,347       2.44       2,414,730           59,004       3.27
                                            -----------      -----------                -----------      -----------
Noninterest-bearing demand deposits ...         135,331                                     112,156
Other noninterest-bearing liabilities .          55,444                                      47,605
                                            -----------                                 -----------
     Total liabilities ................       2,841,814                                   2,574,491
Stockholders' equity (3) ..............         685,299                                     271,651
                                            -----------                                 -----------
     Total liabilities and
         stockholders' equity .........     $ 3,527,113                                 $ 2,846,142
                                            ===========                                 ===========
Net interest income ...................                      $    79,162                                 $    67,979
                                                             ===========                                 ===========
Net interest rate spread ..............                                        2.84 %                                      3.27 %
                                                                              =====                                       =====
Net earning assets ....................     $   574,310                                 $   176,444
                                            ===========                                 ===========
Net interest income as a percentage of
   average interest-earning assets ....                             3.27 %                                      3.50 %
                                                             ===========                                 ===========
Ratio of average interest-earning
   assets to average interest-bearing
        liabilities ...................          121.66 %                                    107.31 %
                                            ===========                                 ===========

----------
(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes unrealized gains/losses on securities available for sale.
(4) Includes bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding, net of deferred costs and unearned discounts, at September 30, 2003 increased to $2.31 billion from the year-end December 31, 2002 balance of $2.00 billion. Approximately $203.1 million of this increase can be attributed to the acquisition of FLBC in January 2003 which added $66.4 million of residential mortgages, $30.1 million of home equity loans, $64.6 million of commercial mortgages, $21.4 million of consumer loans and $20.6 million of commercial business loans. Additionally, the Company continued to strategically shift its portfolio mix from one-to four-family real estate loans to commercial real estate, commercial construction and commercial business loans ("commercial loans"). As a result, excluding the loans acquired from FLBC, commercial loans increased $120.5 million or 16% from December 31, 2002 to September 30, 2003, while one-to four-family real estate loans decreased $29.8 million during the same period. This shift was achieved through the Company's continued emphasis on commercial loan originations and management's asset/liability strategy of holding fewer long-term fixed-rate residential real estate loans in portfolio, which is expected to benefit the Company during periods of higher interest rates. Excluding the loans acquired from FLBC, home equity loans and consumer loans increased $9.2 million and $10.6 million, respectively, from December 31, 2002 to September 30, 2003.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                        September 30, 2003              December 31, 2002
                                     ------------------------        ------------------------
                                       Amount         Percent          Amount         Percent
                                     ----------       -------        ----------       -------
                                                        (Dollars in thousands)
Real estate loans:
   One-to four-family .......        $  962,259         41.8%        $  927,453         46.5%
   Home equity ..............           176,136          7.7            136,986          6.9
   Multi-family .............           208,041          9.0            170,357          8.6
   Commercial ...............           422,770         18.4            303,136         15.2
   Construction .............           106,835          4.6            107,200          5.4
                                     ----------        -----         ----------        -----
      Total real estate loans         1,876,041         81.5          1,645,132         82.6
                                     ----------        -----         ----------        -----

Consumer loans ..............           200,824          8.7            169,155          8.5
Commercial business loans ...           225,561          9.8            178,555          8.9
                                     ----------        -----         ----------        -----
      Total loans ...........         2,302,426        100.0%         1,992,842        100.0%
                                     ==========        =====         ==========        =====
Net deferred costs and
      unearned discounts ....             8,336                           2,591
Allowance for credit losses .           (25,219)                        (20,873)
                                     ----------                      ----------
      Total loans, net ......        $2,285,543                      $1,974,560
                                     ==========                      ==========

Non-accruing loans increased to $11.7 million at September 30, 2003 from $7.5 million at December 31, 2002 as a result of a $4.7 million increase in non-accruing commercial real estate and business loans. Approximately $2.7 million of this increase can be attributed to one well-collateralized commercial relationship of which $1.7 million is expected to be paid-in-full or returned to performing status by the end of the year. The remainder of this increase was due to the higher amount of outstanding commercial loans and leases in the Company's portfolio at September 30, 2003 compared to December 31, 2002. Included within the non-performing totals at the end of the quarter were $1.2 million of commercial loans guaranteed by the Small Business Administration. The allowance for credit losses, which amounted to 215.79% of non-accruing loans and 1.09% of total loans at September 30, 2003, is based upon management's review of the loan portfolio and to the best of management's knowledge, includes all known and inherent losses that are both probable and reasonable to estimate.

The Company's allowance for credit losses is continuously reviewed with consideration given to losses in the loan portfolio, the status of particular loans, historical loan loss experience, as well as current economic and market conditions. While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions or other factors such as loan portfolio mix. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgement of information available to them at the time of their examination.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                September 30,        December 31,
                                                                    2003                 2002
                                                                -------------        ------------
                                                                     (Dollars in thousands)
Non-accruing loans (1):
   One-to four-family.......................................      $  3,605             $  4,071
   Home equity..............................................           310                  332
   Commercial real estate and multi-family..................         2,889                1,225
   Consumer.................................................           679                  652
   Commercial business......................................         4,204                1,198
                                                                  --------             --------
        Total non-accruing loans............................        11,687                7,478
Other real estate owned.....................................         1,196                1,423
                                                                  --------             --------
      Total non-performing assets...........................      $ 12,883             $  8,901
                                                                  ========             ========

Total non-performing assets as a percentage of total assets.          0.36 %               0.30 %
                                                                  ========             ========
Total non-accruing loans to total loans.....................          0.51 %               0.37 %
                                                                  ========             ========
Allowance for credit losses to total loans..................          1.09 %               1.05 %
                                                                  ========             ========
Allowance for credit losses to non-accruing loans...........        215.79 %             279.13 %
                                                                  ========             ========

----------
(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                2003            2002
                                                              --------        --------
                                                               (Dollars in thousands)
Balance at beginning of period .........................      $ 20,873        $ 18,727
Net charge-offs:
   Charge-offs .........................................        (4,752)         (4,198)
   Recoveries ..........................................         1,175             781
                                                              --------        --------
      Net charge-offs ..................................        (3,577)         (3,417)
Allowance obtained through acquisitions ................         2,001              --
Provision for credit losses ............................         5,922           4,989
                                                              --------        --------
Balance at end of period ...............................      $ 25,219        $ 20,299
                                                              ========        ========
Ratio of annualized net charge-offs during the period to
   average loans outstanding during the period .........          0.21%           0.24%
                                                              ========        ========

Investing Activities

The Company's investment securities available for sale grew $123.2 million to $755.5 million at September 30, 2003 from $632.4 million at December 31, 2002. This increase was primarily a result of $146.1 million of investment securities obtained from the FLBC acquisition partially offset by prepayments received on the Company's mortgage-backed securities ("MBS") portfolio which were not entirely reinvested in available for sale securities. During 2003 the Company invested the proceeds from its second step stock offering as well as cash flow from operations in shorter-term investments with low risk of prepayment. This was done in order to position the Company's balance sheet for future increases in interest rates while limiting earnings volatility should interest rates fall, as well as in anticipation of future funding needs for acquisitions. Management believes this strategy will benefit the Company in the long-term as interest rates begin to rise. As a result, federal funds sold and other short-term investments increased $89.3 million to $134.5 million at September 30, 2003 from $45.2 million at December 31, 2002.

Funding Activities

Total deposits increased from $2.13 billion at December 31, 2002 to $2.32 billion at September 30, 2003. This $189.8 million increase resulted from the acquisition of FLBC, which added $259.5 million of deposits, as well as the Company's focus on expanding its market share, which included the opening of its 45th and 46th banking centers. The deposits acquired from FLBC consisted of $46.4 million of savings deposits, $36.7 million of interest bearing checking accounts, $160.7 million of certificates of deposit, $15.3 million of noninterest bearing deposits and $388 thousand of escrow deposits. These increases were partially offset by $16.0 million of deposits that were used to fund stock purchases in the Offering and approximately $13.0 million in noninterest bearing deposits held by the MHC that were reallocated to equity as part of the Conversion. Additionally, during the second and third quarters of 2003, the Company's deposits decreased $79.5 million as a result of the low interest rate environment, which resulted in customers shifting funds to higher-yielding investment products.

Set forth below is selected information concerning the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated.

                                           September 30, 2003           December 31, 2002
                                         ----------------------      ----------------------
                                           Amount       Percent        Amount       Percent
                                         ----------     -------      ----------     -------
                                                        (Dollars in thousands)
Savings accounts ..................      $  646,284       27.9%      $  632,894       29.7%
Interest-bearing checking .........         540,999       23.3          467,550       22.0
Certificates of deposit ...........         973,070       42.0          879,246       41.3
Mortgagors' payments held in escrow           9,827        0.4           15,619        0.7
Noninterest-bearing accounts ......         149,088        6.4          134,160        6.3
                                         ----------      -----       ----------      -----
   Total deposits .................      $2,319,268      100.0%      $2,129,469      100.0%
                                         ==========      =====       ==========      =====

Borrowed funds increased $28.6 million to $425.7 million at September 30, 2003 from $397.1 million at December 31, 2002. This increase was a result of the FLBC acquisition, which added $75.6 million of borrowings to the Company's balance sheet. Excluding the debt acquired from FLBC, borrowed funds decreased $47.0 million, as cash flow from operations and the Offering were utilized to payoff maturing borrowings.

Equity Activities

Stockholders' equity increased to $723.0 million at September 30, 2003 compared to $283.7 million at December 31, 2002. This $439.4 million increase was primarily attributable to the Offering and Conversion completed in January 2003, which added $389.9 million of new capital, net of $20.5 million of FNFG shares contributed to the Company's ESOP plan. Additionally, stockholders' equity increased $33.6 million from the issuance of shares in connection with the FLBC acquisition and net income during the first three quarters of 2003 of $26.0 million. The above increases were partially offset by common stock dividends paid of $0.16 per share, which reduced stockholders' equity by $10.6 million.

On July 24, 2003 the Company announced that it had received a regulatory non-objection from the OTS to its request to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund currently exercisable stock options. The regulatory non-objection was necessary because the repurchase program will commence less than one year from the date of the Company's reorganization and second step stock offering. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, alternative uses for capital and the strength of the Company's capital in relation to its activities. As of September 30, 2003, 5,000 shares have been repurchased under this program at an average cost of $15.59 per share, as the Company was restricted from purchasing its shares for the majority of the third quarter due to internal trading quiet periods.

Results of Operations for the Three Months Ended September 30, 2003

Net Income

Net income for the quarter ended September 30, 2003 increased to $9.3 million or $0.14 per diluted share from $7.9 million or $0.12 per diluted share for the same period of 2002. As a result of the Conversion, effective January 17, 2003, all prior year per share amounts have been adjusted to reflect the 2.58681 exchange ratio. As discussed further in Note 3, the Company has classified the results of operations from NOVA for the current and prior year periods, including the net gain on sale, as discontinued operations in the consolidated statements of income.

Net Interest Income

Net interest income rose 18% to $27.1 million for the quarter ended September 30, 2003 from $23.1 million for the same period in 2002. This was primarily the result of a $421.4 million increase in average net earning assets when comparing the same periods, due to the Offering, acquisition of FLBC and noninterest bearing deposit growth. This increase in average net earning assets was partially offset by a 34 basis point decrease in net interest rate spread from the third quarter of 2002 to the third quarter of 2003, due to the Company's asset/liability management decision to invest cash flow from operations and the Offering in lower yielding short-term investments and the low interest rate environment. Management believes this decision will benefit the Company during periods of higher interest rates. As a result, the Company's net interest margin decreased to 3.36% for the quarter ended September 30, 2003 from 3.50% for the same period in 2002.

Interest income increased $70 thousand for the quarter ended September 30, 2003 when compared to the same period in 2002. This was mainly the result of a $592.5 million increase in average interest earning assets from the third quarter of 2002 to the third quarter of 2003 due to the Offering, acquisition of FLBC and internal growth. More specifically, the average outstanding balance of loans and investment securities increased $339.6 million and $302.8 million from the quarter ended September 30, 2002 to the quarter ended September 30, 2003, respectively. These increases in average interest earning assets were almost entirely offset by a 115 basis point decrease in the rate earned on those assets from the third quarter of 2002 to the third quarter of 2003. This was a result of the declining interest rate environment, which caused the Company's variable rate interest-earning assets to reprice to lower rates and fixed rate interest earning assets, mainly residential mortgages and MBS's, to prepay faster. The higher level of principal prepayments received on MBS's further reduced the effective yield earned on those assets as the Company was required to amortize approximately $1.8 million of purchase premiums in the third quarter of 2003 compared to $462 thousand during the third quarter of 2002. Additionally, the rate on interest earning assets decreased as a result of the Company's decision to invest the funds from the Offering and excess funds from operations in lower yielding short-term investments.

Interest expense decreased $4.0 million from the third quarter of 2002 to the third quarter of 2003, primarily due to the 81 basis point decrease in the rate paid on interest-bearing liabilities from 3.06% to 2.25%, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.62 billion for the third quarter of 2003 from $2.45 billion for the same period in 2002, primarily due to the acquisition of FLBC.

Provision for Credit Losses

The provision for credit losses of $1.8 million for the quarter ended September 30, 2003 remained relatively consistent with the third quarter of 2002 amount of $1.7 million as credit quality remained strong. As a result of this provision for credit losses, which exceeded net loan charge-offs, the Company's allowance for credit losses increased to $25.2 million at September 30, 2003. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk within the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the third quarter of 2003, the Company had $11.4 million of noninterest income from continuing operations, an increase of $1.4 million over the same period in 2002. This increase was largely the result of increased bank service charges and fee income of $627 thousand due to the FLBC acquisition and higher revenue from transaction account activity and debit card usage. Additionally, during the third quarter of 2003 insurance services and fees increased $755 thousand or 25% over the same period of 2002 as a result of the acquisition of two insurance agencies, and bank-owned life insurance earnings increased $461 thousand over the same period of 2002 due to the FLBC acquisition and death benefit proceeds. These increases were partially offset by the interest rate driven higher mortgage servicing rights amortization, which is recorded as an offset to loan service fees included within lending and leasing income, and lower annuity and mutual fund commissions which can be attributed to annuity carriers reducing commission rates and the shift in customer investment sentiment from annuities to mutual funds during the third quarter of 2003, which earn a lower commission rate.

Noninterest Expense

Noninterest expense from continuing operations for the three months ended September 30, 2003 increased to $22.4 million from $19.5 million for the comparable period of 2002. This increase was primarily due to the acquisition of FLBC and internal growth, which included the addition of two banking centers and increased commercial lending business. More specifically, salaries and benefits expense grew $1.4 million from the third quarter of 2002 to the third quarter of 2003, of which approximately $700 thousand can be attributed to the acquisition of FLBC, approximately $400 thousand was a result of the acquisition of two insurance agencies and increased commercial lending staff. Additionally, salaries and benefits expense increased due to the rise in value of the Company's stock price and additional ESOP shares purchased in the second step offering, which caused ESOP expense to increase $241 thousand, and benefit costs of approximately $125 thousand related to the unexpected death of the Company's CEO. Additionally, occupancy and equipment, technology and communications, and the amortization of intangibles increased a combined $1.1 million from the third quarter of 2002 to the third quarter of 2003 mainly due to the acquisition of FLBC and two insurance agencies, the new banking center locations and the continued upgrading of technology. For the third quarter of 2003, total costs incurred in connection with the aforementioned CEO's death, which included professional fees, customer communications and benefits, amounted to $262 thousand, net of insurance proceeds which were classified as noninterest income. The Company expects that additional expenses will be incurred in the fourth quarter of 2003 related to the Board of Directors' executive search efforts.

Income Taxes

The effective tax rate from continuing operations increased to 35.15% for the third quarter of 2003 compared to 33.98% for the third quarter of 2002. This increase is mainly the result of increased nondeductible expense related to the Company's expanded ESOP program and the effect of the gain on sale of NOVA on the rate paid for the Company's New York State franchise tax.

Results of Operations for the Nine Months Ended September 30, 2003

Net Income

Net income for the nine months ended September 30, 2003 increased to $26.0 million or $0.38 per diluted share from $22.4 million or $0.34 per diluted share for the same period of 2002. As a result of the Conversion, effective January 17, 2003, all prior year per share amounts have been adjusted to reflect the
2.58681 exchange ratio. As discussed further in Note 3, the Company has classified the results of operations from NOVA for the current and prior year periods, including the net gain on sale, as discontinued operations in the consolidated statements of income.

Net Interest Income

Net interest income rose 16% to $79.2 million for the nine months ended September 30, 2003 from $68.0 million for the same period in 2002. This was primarily the result of a $397.9 million increase in average net earning assets when comparing the same periods, due to the Offering, acquisition of FLBC and noninterest bearing deposit growth. This increase in average net earning assets was partially offset by a 43 basis point decrease in net interest rate spread from the first three quarters of 2002 to the first three quarters of 2003, due to the Company's asset/liability management decision to invest cash flow from operations and the Offering in lower yielding short-term investments and the low interest rate environment. Management believes this decision will benefit the Company during periods of higher interest rates. As a result, the Company's net interest margin decreased to 3.27% for the nine months ended September 30, 2003 from 3.50% for the same period in 2002.

Interest income increased $526 thousand for the nine months ended September 30, 2003 when compared to the same period in 2002. This was mainly the result of a $634.2 million increase in average interest earning assets from the first three quarters of 2002 to the same period of 2003 due to the Offering, acquisition of FLBC and internal growth. More specifically, the average outstanding balance of loans, investment securities, as well as federal funds sold and other short-term investments increased $322.9 million, $200.6 million and $113.0 million from the first nine months of 2002 to the first nine months 2003, respectively. These increases in average interest earning assets were almost entirely offset by a 126 basis point decrease in the rate earned on those assets from the first three quarters of 2002 to the same period of 2003. This was a result of the declining interest rate environment, which caused the Company's variable rate interest-earning assets to reprice to lower rates and fixed rate interest earning assets, mainly residential mortgages and MBS's, to prepay faster. The higher level of principal prepayments received on MBS's further reduced the effective yield earned on those assets as the Company was required to amortize approximately $7.4 million of purchase premiums in the first three quarters of 2003 compared to $1.6 million for the first three quarters of 2002. Additionally, the rate on interest earning assets decreased as a result of the Company's decision to invest the funds from the Offering and excess funds from operations in short-term investments.

Interest expense decreased $10.7 million from the first three quarters of 2002 to the first three quarters of 2003, due to the 83 basis point decrease in the rate paid on interest-bearing liabilities from 3.27% to 2.44%, due to the lower interest rate environment. This decrease in rate paid on interest-bearing liabilities was partially offset by an increase in average interest-bearing liabilities to $2.7 billion for the first nine months of 2003 from $2.4 billion for the same period in 2002, primarily due to the acquisition of FLBC.

Provision for Credit Losses

The provision for credit losses increased to $5.9 million for the nine months ended September 30, 2003 from $5.0 million for the same period in 2002 and is consistent with the higher concentration of commercial loans, the increase in non-accruing loans, and the increase in net loan charge-offs when comparing the same periods. As a result of this provision for credit losses, as well as $2.0 million of reserve related to the loans acquired from FLBC, the Company's allowance for credit losses increased to $25.2 million at September 30, 2003.

Noninterest Income

For the first nine months of 2003, the Company had $32.2 million of noninterest income from continuing operations, an increase of $2.4 million over the same period in 2002. This increase was largely the result of increased bank service charges and fee income of $1.9 million due to the FLBC acquisition and higher revenue from transaction account activity and debit card usage during the period. Additionally, during the first three quarters of 2003 insurance services and fees increased $994 thousand over the same period of 2002 as a result of the acquisition of two insurance agencies and increased contingent profit sharing commissions. For the nine months ended September 30, 2003, bank-owned life insurance earnings increased $676 thousand over the same period of 2002 due to the FLBC acquisition and death benefit proceeds. These increases were partially offset by higher mortgage servicing right amortization, which is recorded as an offset to loan service fees included within lending and leasing income, and a $277 thousand decrease in other noninterest income.

Noninterest Expense

Noninterest expense from continuing operations for the nine months ended September 30, 2003 increased $8.8 million to $65.5 million from $56.7 million for the comparable period of 2002. This increase was primarily due to acquisitions and internal growth, which included the addition of two banking centers and increased commercial lending business. More specifically, salaries and benefits expense grew $4.0 million from the first three quarters of 2002 to the first three quarters of 2003, of which approximately $2.5 million can be attributed to the acquisition of FLBC and two insurance agencies. Additionally, salaries and benefits expense increased as a result of the additional ESOP shares purchased in the second step offering, accelerated vesting of stock options and awards, and the rise in the Company's stock price, which caused stock-based compensation expense to increase $1.3 million. Finally, salaries and benefits expense for the first three quarters of 2002 was reduced by a net gain of $500 thousand as a result of the curtailment of the Company's defined benefit pension plan, partially offset by severance charges, which did not reoccur in 2003. During the first three quarters of 2003, marketing and advertising expense increased $820 thousand in comparison to the same period in 2002 primarily due to the "First Niagara" branding campaign, which began in the fourth quarter of 2002, and customer communications related to the unexpected death of the Company's CEO. For the nine months ended September 30, 2003, occupancy and equipment, as well as technology and communications expense increased a combined $2.3 million, which can be attributed to the FLBC and insurance agency acquisitions and the continuous upgrading of the Company's computer systems. Finally, other noninterest expense increased $1.1 million from the first three quarters of 2002 to the same period of 2003 primarily as a result of professional and regulatory fees incurred due to the Company now being fully public and regulated by the OTS.

Income Taxes

The effective tax rate from continuing operations decreased to 35.30% for the first three quarters of 2003 compared to 38.83% for the same period of 2002. During the second quarter of 2002, First Niagara Bank recorded a $1.8 million deferred income tax liability for the recapture of excess bad debt reserves for New York State tax purposes, as a result of the Company no longer meeting the required qualified asset test due to its decision to combine its three banks. Excluding this charge, which accounted for 494 basis points of the 2002 effective tax rate, the effective tax rate increased 141 basis points from the nine months ended September 30, 2002, to the same period of 2003, which can mainly be attributed to increased nondeductible expense related to the Company's expanded ESOP program and the effect of the gain on sale of NOVA on the rate paid for the Company's New York State franchise tax.

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

The primary investing activities of the Company are the origination of residential one- to four-family mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first nine months of 2003, loan originations totaled $776.1 million compared to $522.0 million for the first nine months of 2002, while purchases of investment securities totaled $777.3 million during the first three quarters of 2003 compared to $330.8 million for the same period in 2002. In addition to these investing activities, for the nine months ended September 30, 2003, the Company was required to fund a $69.7 million outflow of deposits, excluding those acquired from FLBC, due to the low interest rate environment, which resulted in customers shifting money to alternative investment products.

Cash on hand, the sales, maturity and principal payments received on loans and investment securities and proceeds from the Offering were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank and Federal Reserve Bank that provide funding sources, for lending, liquidity and asset/liability management, as needed. During the first three quarters of 2003 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $784.1 million compared to $586.1 million for the same period in 2002. This increase from the prior year was primarily due to the maturity of investment securities, the higher level of prepayments received on mortgage-backed securities due to the declining interest rate environment, as well as the Company's strategic decision to shorten the duration of its investment portfolio. In addition to these funding sources, the Company also received $294.5 million of funds related to the completion of the Offering in the first quarter of 2003.

In the ordinary course of business the Company extends commitments to originate one- to four-family mortgages, commercial loans and other consumer loans. As of September 30, 2003, the Company had outstanding commitments to originate loans of $124.8 million, which generally have an expiration period of less than 120 days. Commitments to sell fixed-rate residential mortgages amounted to $4.8 million at September 30, 2003.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused lines of credit amounted to $187.7 million at September 30, 2003 of which $102.9 million represent commercial lines which have an expiration period of less than one year. The Company also issues standby letters of credit to third parties, which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $16.4 million at September 30, 2003 and generally have expiration periods between one and two years. Since a significant portion of unused commercial lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above.

Cash, interest-bearing demand accounts at correspondent banks and brokers, federal funds sold and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold or other short-term investments with maturities of less than 60 days. In the event that funds beyond those generated internally are required as a result of higher than expected loan commitment fundings, loan originations, deposit outflows or the amount of borrowed funds being called, additional sources of funds are available through the use of reverse repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2003, the total of cash and cash equivalents was $196.6 million. This included $62.1 million of cash and due from banks, $18.9 million of federal funds sold, $40.0 million of money market preferred stock, $75.0 million of repurchase agreements and $629 thousand of interest earning deposit accounts with brokers. All short-term investments are purchased from or are debt to investment grade companies.

At September 30, 2003, First Niagara exceeded all regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in the following table.

                                                                As of September 30, 2003
                                 --------------------------------------------------------------------------------------------
                                                                                                     To be well capitalized
                                                                        Minimum                     under prompt corrective
                                        Actual                      capital adequacy                   action provisions
                                 ----------------------         -------------------------         ---------------------------
                                   Amount       Ratio              Amount         Ratio               Amount          Ratio
                                 -----------    -------         -------------    --------         ----------------    -------
Tangible capital                 $  418,845      12.42  %        $    50,593        1.50  %           $       N/A        N/A  %
Tier 1 (core) capital               421,064      12.48               135,005        4.00                  168,756       5.00
Tier 1 risk based capital           421,064      18.59                   N/A         N/A                  135,907       6.00
Total risk based capital            446,283      19.70               181,209        8.00                  226,511      10.00

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

The Asset/Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to manage exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives including interest rate swaps and/or caps.

The accompanying table as of September 30, 2003 sets forth the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and repricing rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions. As a result of the Offering and management's strategy of investing funds from the Offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive compared to the end of 2002 and is more likely to experience an increase in net interest income in a rising interest rate environment.

                                        Calculated increase (decrease) at
                                               September 30, 2003
                               ------------------------------------------------
         Changes in
       interest rates          Net interest income               % Change
   ------------------------    -------------------           ------------------
                                            (Dollars in thousands)

      +200 basis points            $       2,309                   2.05   %
      +100 basis points                    1,193                   1.06
      -100 basis points                   (2,257)                 (2.01)

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer/Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.1  Summary of Quarterly Financial Data

      (b)   Reports on Form 8-K

            On July 2, 2003 the Company filed a Current Report on Form 8-K, which disclosed that First Niagara Risk Management, Inc., the wholly-owned insurance subsidiary of First Niagara Bank, reached an agreement to acquire Costello, Dreher, Kaiser Insurance Agency and Loomis & Co., Inc. effective July 1, 2003. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 1, 2003.

            On July 14, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it issued a press release reporting second quarter 2003 financial results and providing earnings guidance for the full year. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 14, 2003.

            On July 28, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it has received a regulatory non-objection from the Office of Thrift Supervision to its request to repurchase up to
            2.1 million (3%) of its outstanding common stock in order to fund currently exercisable stock options. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 24, 2003.

            On August 11, 2003 the Company filed a Current Report on Form 8-K, which disclosed that it had reached a definitive agreement to acquire Troy Financial Corporation for $35.50 per share. The Company also disclosed that 57% of the consideration will be in First Niagara stock and 43% will be in cash and that including the cash-out value of outstanding Troy Financial Corporation options, the aggregate purchase price will be approximately $356.6 million. Such Current Report, as an Item 7 exhibit, included the Company's press release dated August 11, 2003 and the Company's conference call presentation dated August 11, 2003.

            On August 11, 2003 the Company filed a Current Report on Form 8-K. Such Current Report, as an Item 7 exhibit, included the Company's merger agreement with Troy Financial Corporation dated August 10, 2003.

            On August 21, 2003 the Company filed a Current Report on Form 8-K, which disclosed the unexpected death of William E. Swan, its Chairman, President and Chief Executive Officer on August 20, 2003. The Company also announced that in accordance with its sudden loss of leadership plan, the Board appointed Paul J. Kolkmeyer, Executive Vice President/Chief Financial Officer and Chief Operating Officer, as Interim President and Chief Executive Officer. In addition, Robert G. Weber, the Board's Lead Outside Director and Chairman of the Board's Executive Committee, was elected Chairman of the Board. Such Current Report, as an Item 7 exhibit, included the Company's press release dated August 21, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 13, 2003            By: /s/ Paul J. Kolkmeyer
                                       -----------------------------------------
                                           Paul J. Kolkmeyer
                                           Interim President and Chief Executive
                                           Officer Executive Vice President,
                                           Chief Operating Officer and Chief
                                           Financial Officer