Form 10-K
period 2003-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2004-03-12
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transaction period from _______ to _______

                        Commission File Number: 000-23975
                                                ---------

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                    Delaware                                    42-1556195
        -------------------------------                   ----------------------
        (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization                    Identification Number)

6950 South Transit Road, P.O. Box 514, Lockport, NY             14095-0514
---------------------------------------------------             ----------
     (Address of Principal Executive Officer)                   (Zip Code)

                                 (716) 625-7500
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                  ------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes |X|  No |_|

As of March 10, 2004, there were outstanding, 84,046,949 shares of the Registrant's Common Stock.

The aggregate market value of the 82,180,198 shares of voting stock held by non-affiliates of the Registrant was $1,171,889,623, as computed by reference to the last sales price on March 10, 2004, as reported by the NASDAQ National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are beneficial owners of more than 10% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy
      Statement:

                 Document                                                     Part
----------------------------------------------   ----------------------------------------------------------------
Proxy Statement for the 2004 Annual Meeting of   Part III, Item 10
Stockholders                                     "Directors and Executive Officers of the Registrant"

                                                 Part III, Item 11
                                                 "Executive Compensation"

                                                 Part III, Item 12
                                                 "Security Ownership of Certain Beneficial Owners and Management"

                                                 Part III, Item 13
                                                 "Certain Relationships and Related Transactions"

                                                 Part III, Item 14
                                                 "Principal Accountant Fees and Services"

                                TABLE OF CONTENTS

 ITEM                                                                     PAGE
NUMBER                                                                   NUMBER
------                                                                   ------

                                     PART I

   1   Business..........................................................   4

   2   Properties........................................................  19

   3   Legal Proceedings.................................................  19

   4   Submission of Matters to a Vote of Security Holders...............  20

                                     PART II

   5   Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................  20

   6   Selected Financial Data...........................................  21

   7   Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................  24

   7A  Quantitative and Qualitative Disclosure about Market Risk.........  40

   8   Financial Statements and Supplementary Data.......................  43

   9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................  85

   9A  Controls and Procedures...........................................  85

                                    PART III

   10  Directors and Executive Officers of the Registrant................  85

   11  Executive Compensation............................................  85

   12  Security Ownership of Certain Beneficial Owners and Management....  85

   13  Certain Relationships and Related Transactions....................  85

   14  Principal Accountant Fees and Services............................  85

                                     PART IV

   15  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  86

       Signatures........................................................  87

                                     PART I

ITEM 1. BUSINESS

GENERAL

First Niagara Financial Group, Inc.

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." First Niagara originally was organized in 1870 as a New York State chartered mutual savings bank. FNFG was organized in connection with First Niagara's conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company in April 1998. As part of the reorganization, FNFG sold shares of common stock to eligible depositors of First Niagara and issued approximately 53% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a mutual holding company. As a result of share repurchases subsequent to the reorganization, the MHC's ownership interest grew to 61% of the issued and outstanding shares of common stock of FNFG.

The Company utilized the proceeds raised in its initial offering to make three bank and four non-bank acquisitions between 1999 and 2001. In March 2000, FNFG acquired Albion Banc Corp, Inc., the holding company of Albion Federal Savings and Loan Association, with assets of $79.3 million and deposits of $61.7 million. The acquisition provided the Company with a contiguous presence between the Buffalo and Rochester markets. In July 2000, FNFG expanded into Central New York by acquiring CNY Financial Corporation, the holding company of Cortland Savings Bank ("Cortland"), with assets of $282.6 million and deposits of $247.3 million. In November 2000, FNFG acquired all of the common stock of Iroquois Bancorp, Inc., the holding company of Cayuga Bank ("Cayuga") and The Homestead Savings, FA., with assets of $600.3 million and deposits of $475.7 million. This acquisition further expanded the Company's presence in Central New York and significantly increased its commercial loan operations.

In November 2002, FNFG converted First Niagara and the MHC to a federal charter subject to Office of Thrift Supervision ("OTS") regulation and merged Cortland and Cayuga into First Niagara. The conversion of FNFG to a federal charter was approved by stockholders of the Company on January 9, 2003 and was effective January 17, 2003. The merger of the three banks allows the Company to further promote the First Niagara brand and gain operational efficiencies, while the conversion to a federal charter provides the Company with greater corporate flexibility.

On January 17, 2003, the MHC converted from mutual to stock form (the "Conversion"). In connection with the Conversion, the 61% of outstanding shares of FNFG common stock owned by the MHC were sold to depositors of First Niagara and the public (the "Offering"). Completion of the Conversion and Offering resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share, and an additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Following the completion of the Conversion and Offering, FNFG was succeeded by a new, fully public, Delaware corporation with the same name and the MHC ceased to exist.

On January 17, 2003, in conjunction with the Conversion and Offering, the Company acquired Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. FLBC operated seven branch locations and had assets of $376.2 million and deposits of $259.5 million. Subsequent to the acquisition, SBFL was merged into First Niagara. The FLBC acquisition increased the Company's presence in Cayuga and Tompkins Counties, bridged the Company's Western and Central New York markets and provided an initial presence in Ontario and Seneca Counties.

The business of FNFG consists of the management of First Niagara and its Financial Services Group. First Niagara's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in residential mortgage, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. The Company's Financial Services Group focuses on the delivery of risk and wealth management products and services, including the sale of consumer and commercial insurance on an agency basis, as well as investment and trust services. The Company emphasizes personal service, attention and customer convenience in serving the financial needs of the individuals, families and businesses residing in its market areas. At December 31, 2003, FNFG had consolidated assets of $3.6 billion, deposits of $2.4 billion and stockholders' equity of $728.2 million.

First Niagara

First Niagara was organized in 1870 as a New York State chartered mutual savings bank and operates as a wholly owned subsidiary of FNFG. First Niagara has become a full-service, multi-market community-oriented savings bank that provides financial services to individuals, families and businesses through 47 banking centers, a loan production office and 70 ATM's located in Western and Central New York. As of December 31, 2003, First Niagara had $3.6 billion of assets, deposits of $2.4 billion, $525.8 million of stockholders' equity and employed approximately one thousand people.

At December 31, 2003, the following entities operated as wholly-owned subsidiaries of First Niagara:

First Niagara Funding, Inc. First Niagara Funding, Inc. is a real estate investment trust that holds commercial real estate loans, fixed rate residential mortgages, home equity loans and commercial business loans.

First Niagara Leasing, Inc. First Niagara Leasing, Inc. provides direct financing to the commercial small ticket lease market.

First Niagara Portfolio Management, Inc. First Niagara Portfolio Management, Inc. is a New York State Article 9A company, which is primarily involved in the investment in U.S. government agency and Treasury obligations.

First Niagara Realty, Inc. First Niagara Realty, Inc. invests in and manages the Company's foreclosed or purchased real estate.

First Niagara Risk Management, Inc. First Niagara Risk Management, Inc. ("FNRM") is a full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. FNRM serves commercial and personal clients throughout the Company's market areas. FNRM also offers consulting and risk management services in the areas of alternative risk and self-insurance, claims investigation and adjusting services and third party administration of self insured workers' compensation plans. On July 1, 2003, FNRM expanded into the Rochester, New York market by acquiring Costello, Dreher, Kaiser Insurance Agency ("Costello") and Loomis & Co., Inc. ("Loomis"). Following completion of this transaction, Costello and Loomis were merged into FNRM.

First Niagara Securities, Inc. First Niagara Securities, Inc. ("FNS") acts as an agent for third-party companies to sell and service their insurance products through First Niagara's banking center network.

In addition to the above subsidiaries, First Niagara has organized all of its financial services activities, namely insurance, fiduciary and investment products and services, under one Financial Services Group directed by one dedicated executive. The Financial Services Group includes the operations of the Company's FNRM and FNS subsidiaries and the First Niagara Trust and Investment Services Group. Through the First Niagara Trust and Investment Services Group the Company offers mutual funds, annuities and other investment products, as well as a full range of trust and investment advisory services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management. This group was established in order to maximize the Company's cross-marketing capabilities and integration of its financial services businesses.

Acquisition of Troy Financial Corporation

On January 16, 2004, FNFG acquired 100% of the outstanding common shares of Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank ("TSB") and The Troy Commercial Bank ("TCB"), which had combined assets of approximately $1.2 billion, deposits of $922.1 million and twenty-one branch locations. Following completion of the acquisition, TSB was merged with First Niagara and TCB became a wholly-owned subsidiary of First Niagara as a New York State chartered commercial bank. This acquisition extended the Company's market area to the Capital region of New York State, which gives the Company access to the third largest deposit market in Upstate New York. Giving effect to the merger of TFC into First Niagara, First Niagara now conducts its business through 68 banking centers and 92 ATM's and has the following subsidiaries:

First Niagara Commercial Bank (formerly TCB) First Niagara Commercial Bank (the "Commercial Bank") is a New York State chartered commercial bank whose primary purpose is to generate municipal deposits, which under New York State law cannot be accepted by First Niagara, which is a federally chartered savings banks.

First Niagara Capital, Inc. First Niagara Capital, Inc. is licensed by the Small Business Administration ("SBA") as a Small Business Investment Company and offers small business loans and makes equity investments in small businesses.

32 Second Street Corp. 32 Second Street Corp. holds a 90% percent ownership interest in Altamont Avenue Associates, which owns a neighborhood shopping center. The tenant mix includes some national companies as well as many smaller locally owned businesses.

OTHER INFORMATION

The Company maintains a website at www.fnfg.com. The Company makes available, free of charge, through this website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These forms can be accessed within the Investor Relations portion of the Company's website by clicking on "SEC Filings." Copies may also be obtained, without charge, by written request to the Investor Relations Department, 6950 South Transit Road, P.O. Box 514, Lockport, New York 14095-0514.

The Company has adopted a Code of Ethics that is applicable to the senior financial officers of the Company, including the Company's principal executive officer, principal financial officer and corporate controller, among others. The Code of Ethics is available within the Investor Relations portion of the Company's website along with any amendments to or waivers from that policy.

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

The Company offers a variety of financial services to meet the needs of the communities it serves and functions under a philosophy that includes a commitment to customer service and the community. Giving effect to the acquisition of TFC, the Company presently operates 68 banking centers in 20 counties that span from Buffalo to Albany, New York where the aggregate deposit market provides significant scale to grow. The four largest cities in the markets the Company does business are Buffalo, Rochester, Albany and Syracuse. They have a combined total population of nearly 3.9 million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination of residential mortgages, commercial real estate loans, commercial business loans and equipment leases to customers located within its primary market areas. The Company generally sells in the secondary market long-term fixed rate residential mortgage loans. In line with its long-term customer relationship focus, the Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. The Company also originates for retention in its portfolio, home equity and consumer loans with the exception of education loans, which, as they enter their repayment phase, are sold to Nelnet.

Residential Real Estate Lending. The Company originates mortgage loans to enable borrowers to finance residential, owner-occupied properties located in its primary market areas. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, monthly and bi-weekly, residential mortgage loans with maturities up to 30 years and maximum loan amounts generally up to $500 thousand. The Company's bi-weekly mortgages feature an accelerated repayment structure and a linked deposit account.

The Company currently offers both fixed and adjustable rate conventional and government guaranteed Federal Housing Administration and Veterans Administration mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. Residential loans are generally underwritten according to the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") uniform guidelines. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by FNMA and FHLMC secondary market standards. Private mortgage insurance ("PMI") and mortgage escrow accounts, from which disbursements are made for real estate taxes and insurance, are required for loans with loan-to-value ratios in excess of 80%.

The Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC. The Company intends to continue to sell into the secondary market its newly originated fixed rate loans to assist in asset and liability management. In addition to removing a level of interest rate risk from the balance sheet, the operation of a secondary marketing function allows the Company the flexibility to continue to make loans available to customers when deposit flows decline or funds are not otherwise available for lending purposes.

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

The Company currently offers adjustable-rate monthly and bi-weekly mortgage loan ("ARM") products secured by residential properties. The residential ARMs are offered with terms up to 30 years, with rates that adjust every one, five or seven years. After origination, the interest rate on residential ARMs is reset based upon a contractual spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial one, five, or seven year adjustment period of the loan.

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

The retention of ARMs in the Company's portfolio helps to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because, as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of residential one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARMs, which are converted to 25 to 30 year fixed-rate term loans, to either FNMA or FHLMC.

Home Equity Lending. The Company offers fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime rate, variable rate home equity lines of credit ("HELOCs") in its market areas. Both fixed-rate and floating rate home equity products are offered in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. PMI is required for all fixed rate home equity loans and HELOCs with combined first and second mortgage loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered with terms up to 30 years. The line may be drawn upon for 10 years, during which time principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining 20 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less. In July 2003, the Company began offering the UltraFlex home equity line of credit to complement its more traditional line of credit products. This line of credit gives consumers flexibility with rates and terms and offers an interest only payment option for the first five years. Additionally, this product offers a card option to access funds and allows customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $150 thousand (up to $100 thousand if the loan to value exceeds 80%.)

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office buildings, shopping centers, retail strip centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as nursing homes, churches, mobile home parks, restaurants, motels/hotels and auto dealerships. The Company's current policy with regard to such loans is to emphasize geographic distribution within its market areas, diversification of property types and minimization of credit risk.

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

The Company has increased its emphasis on commercial real estate and multi-family lending desiring to invest in assets bearing higher interest rates, which are more sensitive to interest rate changes but are less susceptible to prepayment risk. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or to the general economy. To help mitigate this risk, the Company has put in place concentration limits based upon loan types and property types and maximum amounts that may be lent to an individual or group of borrowers.

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect new and used automobile loans, mobile home loans, education loans and personal secured and unsecured loans.

Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. The Company generally offers mobile home loans in New York, New Jersey and Delaware with fixed-rate, fully amortizing loan terms of 10 to 20 years. The Company has contracted with an independent third party to generate all mobile home loan applications. However, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator will, at the request of the Company, contact borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services the Company pays the originator a fee at loan funding, of which generally 50% is deposited into a noninterest bearing escrow account, and is under the sole control of the Company to absorb future losses which may be incurred on the loans.

The Company participates in indirect automobile lending programs with New York State auto dealerships that are underwritten in accordance with Company policy. The Company does not engage in sub-prime lending. The Company also purchases "A" quality lease paper through third-party finance companies. While the Company retains the credit risk associated with the auto leases, the residual risk, repossessions and remarketing remains the contractual responsibility of the financing companies. Indirect auto loans generally have terms up to 72 months, while auto leases generally have terms up to 60 months.

The Company originates personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of the loans range from 6 to 60 months and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts or certificates of deposit. Unsecured loans are only approved for more creditworthy customers.

The Company continues to be an active originator of education loans. Substantially all of the loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC") or the American Student Association ("ASA"). Under the terms of these loans, no repayment is due until the student graduates, with 98% of the principal guaranteed by NYSHESC or ASA. The Company's general practice is to sell these education loans to Nelnet as the loans reach repayment status. The Company generally receives a premium of 0.50% to 1.50% on the sale of these loans.

Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles and mobile homes. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Loans. The Company offers commercial business term loans, letters of credit, equipment leases and lines-of-credit to small and medium size companies in its market areas, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans and lines-of-credit are made for the purpose of financing equipment acquisition, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate or LIBOR. Lines of credit expire after one year and generally carry a variable rate of interest indexed to the prime rate. The Company has a strategic focus on commercial business and allocates a greater portion of available funds and personnel resources to both the commercial middle market and small business lending markets. To facilitate the Company's expansion of these areas, the Company offers additional commercial business products such as cash management, merchant services, wire transfer capabilities, business credit and debit cards, and Internet banking.

The Company offers installment direct financing "small ticket" equipment leases, generally in amounts between $15 thousand to $125 thousand. Terms of these leases are up to 60 months and are guaranteed by the principals of the lessee, collateralized by the leased equipment and generally bear interest rates in excess of 8%. Given the Company's strategy to shift its loan portfolio mix to higher yielding commercial loans, this product line continues to be an area of focus.

The Company also dedicates resources to commercial business and real-estate loans, which are 50% to 85% government guaranteed through the SBA. Terms of these loans range from one year to twenty-five years and generally carry a variable rate of interest indexed to the prime rate. This product allows the Company to better meet the needs of its small business customers in the market areas it serves, while protecting the Company from undue credit risk.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower's business, while secured commercial business loans may be secured by collateral that is not readily marketable.

Classification of Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of interest is doubtful. Loans are generally placed on nonaccrual status when payments are 90 days or more past due. At such time, interest accrued and unpaid is reversed from interest income.

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

Consistent with regulatory guidelines, the Company provides for the classification of loans considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "watch" or "special mention."

When the Company classifies problem loans as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the risk associated with outstanding loans, but which, unlike specific allowances, have not been allocated to particular problem loans. When the Company classifies problem loans as a loss, it either establishes a specific allowance for losses equal to 100% of the amount of the loans classified, or charges-off such amount. The Company's determination as to the classification of its loans and the amount of its allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with Company policy or applicable regulations.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses based on management's evaluation of losses in the loan portfolio. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in determining the credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to include all losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of REO.

Management's evaluation of the allowance for credit losses is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for credit losses consists of several elements. Both commercial business lines of credit, as well as all individual borrower commercial loan credit concentrations in excess of $5.0 million have annual credit reviews. Individual borrower commercial loan credit concentrations between $1.0 million and $5.0 million have credit reviews every 18 months. Non-accruing, impaired and delinquent commercial loans are reviewed individually every month and the value of any underlying collateral is considered in determining estimates of losses on those loans and the need, if any, for a specific reserve. Another element involves estimating losses in categories of smaller balance homogeneous loans (residential, home equity, consumer) based primarily on historical loss experience, industry trends and trends in the real estate market and the current economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance for credit losses is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions (primarily Upstate New York where the Company is subject to a high degree of concentration risk); seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of regulatory examinations.

INVESTMENT ACTIVITIES

General. The Company's investment policy provides that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-related securities, including securities issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage obligations ("CMO"). Also permitted are investments in asset-backed securities ("ABS"), backed by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The investment strategy generally utilizes a risk management approach of diversified investing to optimize overall investment yields while managing the global interest rate risk profile of the Company. To accomplish these objectives, the Company's focus is on investments in mortgage-related securities, including CMO's, while U.S. Government and Agency and other non-amortizing securities are utilized for call protection and liquidity purposes. The Company attempts to maintain a high degree of liquidity in its investment securities and generally does not invest in debt securities with expected average lives in excess of 10 years.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations have historically been additional sources of funds. The Company has available lines of credit with the FHLB, Federal Reserve Bank ("FRB") and a commercial bank, which can provide liquidity if the above funding sources are not sufficient to meet the Company's short-term liquidity needs.

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings accounts, negotiable order of withdrawal ("NOW") accounts, checking accounts, money market accounts, and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100 thousand at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company also provides commercial business and totally free checking products. With the acquisition of TFC, the Company now has the ability to accept municipal deposits through the Commercial Bank.

Borrowed Funds. Borrowings are utilized to lock-in lower cost funding, improve the maturity and match between certain assets and liabilities and leverage capital for the purpose of improving return on equity. Such borrowings primarily consist of advances and repurchase agreements entered into with the FHLB, with nationally recognized securities brokerage firms and with commercial customers.

FINANCIAL SERVICES GROUP

General. To complement its traditional core banking products, the Company offers a wide-range of insurance and investment products and services to help customers achieve their financial goals. These products and services are delivered through the Company's Financial Services Group, a business unit that is organized along the lines of Risk Management and Wealth Management services. The goal of this unified financial services team is to help customers identify and achieve long- and short-range business and financial goals, regardless of their current or future financial needs.

Risk Management. The Company's Risk Management services consists of the sale of personal and commercial insurance on an agency basis to consumers, as well as to small and medium sized companies located in its market areas. The Company offers life, auto, home, long-term care, disability, key-person life, property insurance, and general liability business insurance, which includes product professional and umbrella policies. In addition to its insurance products sold, the Company provides claims investigation and adjusting services, third party administration of self insured workers' compensation plans and alternative risk management and self-insurance consulting services.

The revenue attributable to the Company's Risk Management services consists primarily of fees paid by clients and commissions, fees and contingent income paid by insurance companies. These revenues may be affected by premium rate levels in the insurance markets and available insurance capacity, since compensation is frequently related to the premiums paid by insureds. Revenue is also affected by insured values, the development of new products, markets and services, new and lost business and the underlying economic activity of existing clients. Contingent income includes payments or allowances by insurance companies based upon such factors as the overall volume of business placed by the Company with that insurer and/or the profitability or loss to the insurer on the risks placed. Revenues vary from quarter to quarter as a result of the timing of policy renewals, the net effect of new and lost business and achievement of contingent compensation thresholds, whereas expenses tend to be more uniform throughout the year. Commission rates vary in amount depending upon the type of insurance coverage provided, the particular insurer, the capacity in which the agent acts and negotiations with clients.

Wealth Management. The Company's Wealth Management business consists of the sale of stocks, bonds, mutual funds, annuities and other investment products including various IRAs, education savings plans and retirement plans to both retail and commercial clients. Additionally, the Company offers investment advisory, trust, pension and custody services.

Revenue from the sale of mutual funds and annuities consists primarily of commissions paid by clients, investment managers and third-party product providers. Revenue is affected by the development of new products, markets and services, new and lost business, the relative attractiveness of investment products offered under prevailing market conditions, changes in the investment patterns of clients, the flow of monies to and from accounts and the valuation of accounts. Products and services of the Wealth Management Group are sold through First Niagara's retail banking center network and the First Niagara Trust and Investment Services Group by financial consultants and appropriately licensed employees.

Investment management services are performed pursuant to advisory contracts, which provide for fees payable to the Company. The amount of the fees varies depending on the individual account and is usually based upon a sliding scale in relation to the level of assets under management. Investment management revenues depend largely on the total value and composition of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new clients. A decline in general market levels will reduce future revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management fees at appropriate levels. The Company also provides personal trust, employee benefit trust, and custodial services to clients in its market areas. Similar to investment management services, trust revenue is derived primarily from investment management fees, which depend largely on the total value and composition of assets under management. Assets managed by the Company aggregated approximately $140.7 million and $132.9 million as of December 31, 2003 and 2002, respectively.

SEGMENT INFORMATION

Information about the Company's business segments is included in note 19 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." The Company has determined it has two business segments, its banking activities and its financial services activities. Financial services activities consist of the results of the Company's FNRM and FNS subsidiaries and the First Niagara Trust and Investment Services Group, which are organized under one Financial Services Group. Banking activities consists of the results of First Niagara excluding its financial services activities.

SUPERVISION AND REGULATION

General. FNFG is a savings and loan holding company examined and supervised by the OTS, while First Niagara is examined and supervised by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. First Niagara also is a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the FHLB System. First Niagara also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines First Niagara and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Niagara's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of First Niagara's loan documents. Any change in these laws or regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and its operations.

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

At December 31, 2003, First Niagara exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in note 12 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. First Niagara is in compliance with the loans-to-one-borrower limitations. As a result of the shares issued in connection with the recently completed acquisition of TFC, the Company's regulatory loans-to-one-borrower limit has increased from $65.3 million (15% of unimpaired capital and surplus) as of December 31, 2003 to $84.6 million as of January 31, 2004. However, given the Company's conservative underwriting standards and risk management philosophy, management and the Board of Directors has established an internal loans-to-one-borrower limit of approximately $56.4 million (10% of unimpaired capital and surplus) as of January 31, 2004.

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

"Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Niagara also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined by the Internal Revenue Code of 1986, as amended. Giving effect to the acquisition of TFC, as of January 31, 2004, First Niagara had 76% of its portfolio assets in qualified thrift investments.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years; the bank would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or the savings bank is not eligible for expedited treatment of its filings.

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. First Niagara received a "Satisfactory" CRA rating on its most recent federal examination.

Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. FNFG is an affiliate of First Niagara. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the Federal Reserve issued Regulation W, which comprehensively implements Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley ("GLB") Act.

First Niagara's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Niagara's capital. In addition, extensions of credit in excess of certain limits must be approved by First Niagara's Board of Directors.

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

At December 31, 2003, First Niagara met the criteria for being considered "well-capitalized." The current requirements and the actual levels for First Niagara are detailed in note 12 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts. Deposit accounts in First Niagara are insured by the FDIC, primarily through the Bank Insurance Fund, generally up to a maximum of $100 thousand per separately insured depositor. Deposits therefore are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits at 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC based upon the amount of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as NOW and regular checking accounts. First Niagara is in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

FNFG is a savings and loan holding company, subject to regulation and supervision by the OTS, which has enforcement authority over FNFG. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to First Niagara.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The GLB Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. FNFG is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

Commercial Bank Regulation

The Commercial Bank is subject to extensive regulation by the New York State Banking Department ("NYSBD") as its chartering agency and by the FDIC as its deposit insurer. The Commercial Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Commercial Bank's compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority also includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The Commercial Bank derives its powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted thereunder. State banks are limited in their investments and the activities they may engage in as principal to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the deposit insurance funds. The Commercial Bank limits its activities to accepting municipal deposits and acquiring municipal and other securities.

Under New York Banking Law, the Commercial Bank is not permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that the Commercial Bank can not declare nor pay dividends in any calendar year in excess of its "net profits" for such year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

The Commercial Bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on First Niagara. The FDIC regulations require that each Bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Commercial Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Bank's CAMELS composite examination rating. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of the bank's particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

Other Legislation

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

In addition, the GLB Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

The GLB Act provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

On December 4, 2003, the Fair and Accurate Credit Transactions ("FACT") Act of 2003 was signed into law. The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

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

The SOA addresses, among other matters, audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should First Niagara fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should First Niagara make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2003, First Niagara's federal pre-1988 reserve, which no federal income tax provision has been made, was approximately $12.8 million.

Minimum Tax. The Internal Revenue Code of 1986 imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Niagara has been subject to the AMT but has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, subject to certain limitations. At December 31, 2003, First Niagara had $3.2 million net operating loss carryforwards for federal income tax purposes and $2.2 million for New York State income tax purposes.

Corporate Dividends. FNFG may exclude from its income 100% of dividends received from First Niagara as a member of the same affiliated group of corporations.

Status of Internal Revenue Service Audits. FNFG's federal income tax returns have not been audited by the Internal Revenue Service during the last five years.

State Taxation

State of New York. FNFG reports income on a consolidated calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or
(d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

ITEM 2. PROPERTIES

Both FNFG and First Niagara maintain their executive offices at an administrative center, located at 6950 South Transit Road, Lockport, New York. The administrative center, built in 1997, has 76 thousand square feet of space and is owned by First Niagara. As of December 31, 2003, First Niagara conducted its business through 47 full-service banking centers, a loan production office and 70 ATM locations. Of the 47 banking centers, 14 are located in Erie County, 5 each in Cayuga, Niagara and Oneida Counties, 4 in Monroe County, 3 each in Cortland, Ontario and Tompkins Counties, 2 in Orleans County and 1 each in Genesee, Onondaga and Seneca Counties. Additionally, 23 of the banking centers are owned and 24 are leased. The loan production office is leased and located in Monroe County. Taking into consideration the acquisition of TFC, First Niagara now conducts its business through 68 banking centers and 92 ATM's. The additional banking centers are located in Albany (6), Greene (5), Rensselaer
(4), Saratoga (1), Schenectady (1), Schoharie (1), Warren (2) and Washington (1) Counties, of which 14 are owned and 7 are leased.

In addition to its banking center network, First Niagara leases seven offices and owns eight buildings that it utilizes for its financial services subsidiaries, back office operations, training, tenant rental and storage. The total square footage for these facilities is approximately 189 thousand square feet, which are located in Cayuga, Cortland, Erie, Niagara, Oneida and Seneca Counties. At December 31, 2003, the Company's premises and equipment had a net book value of $43.7 million. See note 6 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of FNFG is traded under the symbol of FNFG on the NASDAQ National Market. At March 10, 2004, FNFG had 84,046,949 shares of common stock outstanding and had approximately 15,244 shareholders of record. During 2003, the high and low sales price of the common stock was $16.55 and $10.11, respectively. FNFG paid dividends of $0.22 per common share during the year ended December 31, 2003. Share and per share data have been adjusted in this annual report on Form 10-K to give recognition to the 2.58681 exchange ratio applied on January 17, 2003. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan. Set forth below is certain information as of December 31, 2003 regarding equity compensation to directors and employees of the Company that has been approved by stockholders.

                                                 Number of securities to be issued                          Number of securities
Equity compensation plans approved by              upon exercise of outstanding       Weighted average    remaining available for
           stockholders                                 options and rights             exercise price     issuance under the plan
----------------------------------------         ---------------------------------    ----------------    -----------------------
First Niagara Financial Group, Inc. 1999
  Stock Option Plan ........................                 3,024,631                     $ 4.45                    2,804

First Niagara Financial Group, Inc. 1999
  Recognition and Retention Plan ...........                   358,095 (1)              Not Applicable             317,856

First Niagara  Financial Group,  Inc. 2002
  Long-term Incentive Stock Benefit Plan ...                   904,620                     $13.10                1,251,234
                                                 ---------------------------------                        -----------------------
              Total ........................                 4,287,346                     $ 6.44                1,571,894
                                                 =================================                        =======================

(1)   Represents shares that have been granted but have not yet vested.

FNFG's ability to pay dividends to its shareholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval would be required prior to First Niagara declaring any dividends in excess of net income for that year plus net income retained in the two preceding years. First Niagara must file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         At or for the year ended December 31,
                                                    -------------------------------------------------------------------------------
                                                       2003              2002            2001             2000             1999
                                                    -----------      -----------      -----------      -----------      -----------
                                                           (Dollar and share amounts in thousands, except per share amounts)
      Selected financial condition data:
        Total assets ..........................     $ 3,589,507      $ 2,934,795      $ 2,857,946      $ 2,624,686      $ 1,711,712
        Loans, net ............................       2,269,203        1,974,560        1,853,141        1,823,174          985,628
        Securities available for sale:
            Mortgage-backed ...................         499,611          340,319          339,881          302,334          384,329
            Other .............................         346,272          292,045          354,016          199,500          179,144
        Deposits ..............................       2,355,216        2,205,421        1,990,830        1,906,351        1,113,302
        Borrowings ............................         457,966          397,135          559,040          429,567          335,645
        Stockholders' equity ..................     $   728,174      $   283,696      $   260,617      $   244,540      $   232,616
        Common shares outstanding(1) ..........          66,326           64,681           64,158           63,808           66,372

      Selected operations data:
        Interest income .......................     $   169,959      $   167,637      $   178,368      $   137,040      $   107,814
        Interest expense ......................          62,544           76,107           99,352           76,862           57,060
                                                    -----------      -----------      -----------      -----------      -----------
            Net interest income ...............         107,415           91,530           79,016           60,178           50,754
        Provision for credit losses ...........           7,929            6,824            4,160            2,258            2,466
                                                    -----------      -----------      -----------      -----------      -----------
            Net interest income after provision
                 for credit losses ............          99,486           84,706           74,856           57,920           48,288
        Noninterest income ....................          43,379           41,787           34,625           26,835           21,728
        Noninterest expense ...................          88,277           77,331           75,889           54,670           41,580
                                                    -----------      -----------      -----------      -----------      -----------
            Income from continuing operations
                 before income taxes ..........          54,588           49,162           33,592           30,085           28,436
        Income taxes from continuing operations          18,646           18,752           12,427           10,668            9,765
                                                    -----------      -----------      -----------      -----------      -----------
            Income from continuing operations .          35,942           30,410           21,165           19,417           18,671
        Income (loss) from discontinued
            operations, net of tax(2) .........             164              385               55              102             (231)
                                                    -----------      -----------      -----------      -----------      -----------
            Net income ........................     $    36,106      $    30,795      $    21,220      $    19,519      $    18,440
                                                    ===========      ===========      ===========      ===========      ===========
            Adjusted net income(3) ............     $    36,106      $    30,795      $    25,962      $    21,633      $    18,992
                                                    ===========      ===========      ===========      ===========      ===========

      Stock and related per share data(1):
         Earnings per common share:
            Basic .............................     $      0.55      $      0.48      $      0.33      $      0.30      $      0.27
            Diluted ...........................            0.53             0.47             0.33             0.30             0.27
         Adjusted earnings per common share(3):
            Basic .............................            0.55             0.48             0.41             0.34             0.27
            Diluted ...........................            0.53             0.47             0.40             0.34             0.27
         Cash dividends .......................            0.22             0.17             0.14             0.11             0.05
         Book value ...........................           10.98             4.39             4.06             3.83             3.50
         Market Price (NASDAQ: FNFG):
            High ..............................           16.55            12.41             6.92             4.28             4.30
            Low ...............................           10.11             6.07             4.16             3.19             3.48
            Close .............................     $     14.97      $     10.10      $      6.51      $      4.18      $      3.96

                                                                                 At or for the year ended December 31,
                                                                    ---------------------------------------------------------------
                                                                     2003          2002          2001          2000           1999
                                                                    -------       -------       -------       -------       -------
                                                                                       (Dollars in thousands)
      Selected financial ratios and other data:
      Performance ratios(4):
        Return on average assets ........................              1.02%         1.08%         0.79%         0.98%         1.13%
        Adjusted return on average assets(3) ............              1.02          1.08          0.97          1.09          1.17
        Return on average equity ........................              5.19         11.22          8.30          8.38          7.52
        Adjusted return on average equity(3) ............              5.19         11.22         10.16          9.29          7.75
        Return on average tangible equity(5) ............              6.15         15.90         12.34         10.12          7.97
        Adjusted return on average tangible
             equity(3)(5) ...............................              6.15         15.90         15.09         11.22          8.21
        Net interest rate spread ........................              2.90          3.30          2.99          2.82          2.72
        Net interest margin .............................              3.33          3.52          3.25          3.26          3.33
        As a percentage of average assets:
           Noninterest income ...........................              1.23          1.46          1.29          1.35          1.34
           Noninterest expense(3) .......................              2.50          2.71          2.66          2.65          2.53
                                                                    -------       -------       -------       -------       -------
              Net overhead ..............................              1.27          1.25          1.37          1.30          1.19
        Efficiency ratio(3) .............................             58.54         58.01         62.74         60.57         56.81
        Dividend payout ratio ...........................             40.00%        35.42%        41.86%        35.44%        20.30%

      Capital Ratios(6):
        Total risk-based capital ........................             19.04%        11.34%        11.36%        11.13%        23.56%
        Tier 1 risk-based capital .......................             17.94         10.27         10.27          9.96         22.40
        Tier 1 (core) capital ...........................             11.92          6.54          6.71          6.78         13.51
        Tangible capital ................................             11.87          6.54           N/A           N/A           N/A
        Ratio of stockholders' equity to total assets ...             20.29%         9.67%         9.12%         9.32%        13.59%

      Asset quality ratios:
        Total non-accruing loans ........................           $12,305       $ 7,478       $11,480       $ 6,483       $ 1,929
        Other non-performing assets .....................               543         1,423           665           757         1,073
        Allowance for credit losses .....................            25,420        20,873        18,727        17,746         9,862
        Net loan charge-offs ............................           $ 5,383       $ 4,678       $ 3,179       $   735       $   614
        Total non-accruing loans to total loans .........              0.54%         0.37%         0.61%         0.35%         0.19%
        Total non-performing assets as a percentage
             of total assets ............................              0.36          0.30          0.42          0.28          0.18
        Allowance for credit losses to non-accruing loans            206.58        279.13        163.13        273.73        511.25
        Allowance for credit losses to total loans ......              1.11          1.05          1.00          0.96          0.99
        Net charge-offs to average loans ................              0.24%         0.24%         0.17%         0.06%         0.07%

      Other data:
        Number of banking centers .......................                47            38            37            36            18
        Full time equivalent employees ..................               944           945           919           930           625

                                                             2003                                           2002
                                        ---------------------------------------------    -------------------------------------------
                                         Fourth       Third       Second      First       Fourth      Third       Second     First
                                         quarter      quarter     quarter     quarter     quarter     quarter     quarter    quarter
                                        --------     --------    --------    --------    --------    --------    --------   --------
Selected Quarterly Data:                                            (In thousands except per share amounts)
Interest income ......................  $ 42,450     $ 41,984    $ 42,602    $ 42,923    $ 40,654    $ 41,914    $ 42,536   $ 42,533
Interest expense .....................    14,197       14,836      15,976      17,535      17,103      18,857      19,828     20,319
                                        --------     --------    --------    --------    --------    --------    --------   --------
     Net interest income .............    28,253       27,148      26,626      25,388      23,551      23,057      22,708     22,214
Provision for credit losses ..........     2,007        1,757       2,208       1,957       1,835       1,729       1,730      1,530
                                        --------     --------    --------    --------    --------    --------    --------   --------
     Net interest income after
         provision for credit losses .    26,246       25,391      24,418      23,431      21,716      21,328      20,978     20,684
Noninterest income ...................    11,153       11,375      10,804      10,047      11,965       9,973      10,591      9,258
Noninterest expense ..................    22,360       22,022      20,782      21,729      20,438      19,298      18,449     18,469
Amortization of intangibles ..........       378          398         290         318         175         178         162        162
                                        --------     --------    --------    --------    --------    --------    --------   --------
     Income from continuing
       operations before income taxes     14,661       14,346      14,150      11,431      13,068      11,825      12,958     11,311
Income taxes from continuing
    operations .......................     4,551        5,042       5,073       3,980       4,735       4,018       6,085      3,914
                                        --------     --------    --------    --------    --------    --------    --------   --------
Income from continuing operations ....    10,110        9,304       9,077       7,451       8,333       7,807       6,873      7,397
Income (loss) from discontinued
    operations, net of tax(2) ........       (22)          --          23         163          69         129         134         53
                                        --------     --------    --------    --------    --------    --------    --------   --------
         Net income ..................  $ 10,088     $  9,304    $  9,100    $  7,614    $  8,402    $  7,936    $  7,007   $  7,450
                                        ========     ========    ========    ========    ========    ========    ========   ========

Earnings per share:
     Basic ...........................  $   0.15     $   0.14    $   0.14    $   0.12    $   0.13    $   0.12    $   0.11   $   0.12
     Diluted .........................      0.15         0.14        0.13        0.11        0.13        0.12        0.11       0.11

Market price (NASDAQ:FNFG):
     High ............................     15.64        16.55       14.20       11.92       12.39       12.41       11.59       7.52
     Low .............................     13.85        13.70       11.40       10.11       10.03       10.31        6.57       6.07
     Close ...........................     14.97        15.09       13.92       11.75       10.10       12.21       10.73       6.74

Cash Dividends .......................  $   0.06     $   0.06    $   0.05    $   0.05    $   0.05    $   0.04    $   0.04   $   0.04

----------

(1) All per share data and references to the number of shares outstanding for purposes of calculating per share amounts are adjusted to give recognition to the 2.58681 exchange ratio applied in the January 17, 2003 conversion.
(2) Effective February 18, 2003, First Niagara Bank sold NOVA Healthcare Administrators, Inc. its wholly- owned third-party benefit plan administrator subsidiary. For the periods presented, the Company has reported the results of operations from NOVA as "Discontinued Operations." First quarter 2003 amounts include the net gain realized on the sale of $208 thousand.
(3) With the adoption of SFAS No. 142 "Goodwill and Other Intangibles" on January 1, 2002, the Company is no longer required to amortize goodwill. Goodwill amortization of $4.7 million, $2.1 million and $552 thousand has been excluded from 2001, 2000 and 1999 adjusted net income, respectively, for consistency purposes. See note 7 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". The 2001, 2000 and 1999 efficiency ratio and noninterest expense as a percentage of average assets ratio, excludes $4.6 million, $2.0 million and $404 thousand of goodwill amortization from continuing operations, respectively. Without excluding these amounts the 2001, 2000 and 1999 efficiency ratio and noninterest expense as a percentage of average assets ratio would have been 66.78%, 62.83% and 57.37%, respectively, and 2.83%, 2.74% and 2.56%, respectively.
(4)   Computed using daily averages.
(5) Excludes average goodwill and other intangibles of $109.2 million, $80.9 million, $83.6 million, $40.1 million and $13.8 million for 2003, 2002, 2001, 2000 and 1999, respectively.
(6) Effective November 8, 2002, First Niagara converted to a federal charter subject to OTS capital requirements. These capital requirements apply only to First Niagara and do not consider additional capital retained by FNFG. Prior to converting to federal charters, FNFG and First Niagara were required to maintain minimum capital ratios calculated in a similar manner to, but not entirely the same as, the framework of the OTS. Amounts prior to 2002 have not been recomputed to reflect OTS requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of the financial condition and results of operations of the Company. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data" and the description of the Company's business filed here with in Part I, Item I, "Business."

Overview

The Company provides financial services to individuals and businesses in Upstate New York. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in residential mortgages, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers risk management, as well as wealth management services.

Total assets increased to $3.59 billion at December 31, 2003 from $2.93 billion at December 31, 2002. This 22% increase resulted principally from the investment of the $390.9 million of capital raised from the Offering and the concurrent $411.0 million of assets acquired from FLBC in January 2003. Given the historically low interest rate environment, the Company invested a portion of the proceeds from the Offering in short-term investments. Although this strategy forgoes some short-term profits, management believes this initiative will better position the Company for long-term growth and profitability when interest rates begin to rise. During 2003, the Company furthered its commercial lending and banking initiatives. Excluding the loans acquired with FLBC, commercial loans increased 15%. During the year, the Company also continued its de novo branching strategy, which contributed to an increase in core deposits and expanded the Company's retail presence in target markets.

Net income for the year ended December 31, 2003 increased 17% to $36.1 million, or $0.53 per diluted share from $30.8 million, or $0.47 per diluted share for the year ended December 31, 2002. During 2003, the Company benefited from the investment of funds raised in the Offering, the acquisition of FLBC in January and two insurance agencies in July, and increased commercial real estate and business lending activity. These benefits were partially offset by the impact of the low interest rate environment on its investment and loan portfolio yields, which reduced the Company's net interest rate spread. In addition, an increase in the provision for credit losses, costs incurred in connection with the pending acquisition of TFC and the unexpected passing of the Company's CEO impacted earnings.

CRITICAL ACCOUNTING ESTIMATES

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgements. Management considers the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment to be critical. The judgments made regarding the allowance for credit losses and goodwill impairment can have a material effect on the results of operations of the Company.

A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I, Item 1, "Business."

Goodwill is not subject to amortization but must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value at the time it was acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model. Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified.

The Company has established November 1st of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. At November 1, 2003, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                                                                            At December 31,
                                      -------------------------------------------------------------------------------
                                               2003                         2002                       2001
                                      ----------------------      -----------------------      ----------------------
                                        Amount       Percent         Amount       Percent         Amount      Percent
                                      -----------    -------      -----------     -------      -----------    -------
                                                                   (Dollars in thousands)
Real estate loans:
    Residential ................      $   949,703      41.54%     $   933,020       46.82%     $   988,746      52.87%
    Home equity ................          179,172       7.84          136,986        6.87          114,443       6.12
    Commercial and multi-family           653,762      28.60          473,493       23.76          392,896      21.00
    Commercial construction ....           86,154       3.76          101,633        5.10           56,394       3.02
                                      -----------     ------      -----------      ------      -----------     ------

         Total real estate loans        1,868,791      81.74        1,645,132       82.55        1,552,479      83.01
Commercial business loans ......          215,000       9.41          178,555        8.96          135,621       7.25
Consumer loans .................          202,371       8.85          169,155        8.49          182,126       9.74
                                      -----------     ------      -----------      ------      -----------     ------

    Total loans ................        2,286,162     100.00%       1,992,842      100.00%       1,870,226     100.00%
                                      -----------     ======      -----------      ======      -----------     ======
Net deferred costs and
  unearned discounts ...........            8,461                       2,591                        1,642
Allowance for credit losses ....          (25,420)                    (20,873)                     (18,727)
                                      -----------                 -----------                  -----------
    Total loans, net ...........      $ 2,269,203                 $ 1,974,560                  $ 1,853,141
                                      ===========                 ===========                  ===========

                                                        At December 31,
                                      ----------------------------------------------------
                                                 2000                        1999
                                      -----------------------      -----------------------
                                        Amount        Percent         Amount       Percent
                                      -----------     -------      -----------     -------
                                                       (Dollars in thousands)
Real estate loans:
    Residential ................      $ 1,095,471       59.53%     $   616,024       62.19%
    Home equity ................          104,254        5.67           22,499        2.27
    Commercial and multi-family           329,427       17.90          195,410       19.73
    Commercial construction ....           29,195        1.59           22,131        2.23
                                      -----------      ------      -----------      ------

         Total real estate loans        1,558,347       84.69          856,064       86.42
Commercial business loans ......           93,730        5.09           24,301        2.45
Consumer loans .................          188,129       10.22          110,233       11.13
                                      -----------      ------      -----------      ------

    Total loans ................        1,840,206      100.00%         990,598      100.00%
                                      -----------      ======      -----------      ======
Net deferred costs and
  unearned discounts ...........              714                        4,892
Allowance for credit losses ....          (17,746)                      (9,862)
    Total loans, net ...........      $ 1,823,174                  $   985,628
                                      ===========                  ===========

Total loans outstanding grew $293.3 million from December 31, 2002 to December 31, 2003. Approximately $203.1 million of this increase is attributable to the acquisition of FLBC in January 2003, which added $66.4 million of residential mortgages, $30.1 million of home equity loans, $64.6 million of commercial real estate loans, $21.4 million of consumer loans and $20.6 million of commercial business loans. Additionally, the Company continued to shift its portfolio mix from residential mortgage loans to commercial real estate and business loans. Excluding the loans acquired with FLBC, commercial real estate loans increased $100.2 million or 17% from December 31, 2002 to December 31, 2003, while commercial business loans increased $15.9 million or 9% during the year. Even though this commercial growth was below the Company's 20% goal for 2003, management believes it is a noteworthy achievement given the competitive lending environment and the Company's ongoing commitment to strong credit quality. This loan portfolio shift was achieved through the Company's continued emphasis on commercial originations, including the hiring of seasoned commercial loan officers, and management's strategy of holding fewer long-term fixed-rate residential real estate loans in portfolio. This initiative is expected to benefit the Company during periods of higher interest rates and help improve net interest rate margins. In addition, excluding acquired loans, home equity and consumer loans increased 9% and 7%, respectively, during 2003. This growth reflects the Company's expanding retail base, the introduction of the UltraFlex home equity line of credit in June 2003 and an increased focus on indirect auto lending.

Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category as of the dates indicated:

                                                               At December 31,
                                ----------------------------------------------------------------------------
                                         2003                       2002                       2001
                                ----------------------     ----------------------     ----------------------
                                              Percent                    Percent                    Percent
                                              of loans                   of loans                   of loans
                                Amount of     in each      Amount of     in each      Amount of     in each
                                allowance     category     allowance     category     allowance     category
                                for credit    to total     for credit    to total     for credit    to total
                                  losses       loans         losses       loans         losses       loans
                                ----------    --------     ----------    --------     ----------    --------
                                                            (Dollars in thousands)
Residential ...............      $ 1,763           42%      $ 1,828           47%      $ 1,996           53%
Home equity ...............          509            8           524            7           614            6
Commercial and multi-family        7,137           32         4,917           29         4,824           24
Commercial business .......        7,665            9         7,329            9         4,883            7
Consumer ..................        3,781            9         3,811            8         3,379           10
Unallocated ...............        4,565           --         2,464           --         3,031           --
                                 -------      -------       -------      -------       -------      -------
     Total ................      $25,420          100%      $20,873          100%      $18,727          100%
                                 =======      =======       =======      =======       =======      =======

                                                  At December 31,
                                -------------------------------------------------
                                         2000                       1999
                                ----------------------     ----------------------
                                              Percent                    Percent
                                              of loans                   of loans
                                Amount of     in each      Amount of     in each
                                allowance     category     allowance     category
                                for credit    to total     for credit    to total
                                 losses        loans        losses        loans
                                ----------    --------     ----------    --------
                                              (Dollars in thousands)
Residential ...............      $ 3,248           60%      $ 1,522           62%
Home equity ...............          885            6           352            2
Commercial and multi-family        4,027           19         1,944           22
Commercial business .......        4,307            5         1,790            2
Consumer ..................        3,014           10         1,739           12
Unallocated ...............        2,265           --         2,515           --
                                 -------      -------       -------      -------
     Total ................      $17,746          100%      $ 9,862          100%
                                 =======      =======       =======      =======

The allowance for credit losses increased to $25.4 million at December 31, 2003 from $20.9 million at December 31, 2002 primarily due to $2.0 million of allowance acquired with FLBC, commercial loan growth and a higher level of classified commercial loans at December 31, 2003 compared to December 31, 2002. The $2.1 million increase in the unallocated portion of the allowance for credit losses during 2003 reflects the continuing weak economy, the growth in the Company's commercial real estate and business loans and an increase in non-performing loans in the commercial portfolio. The allowance for credit losses represented 1.11% of total loans at December 31, 2003, compared to 1.05% at December 31, 2002.

While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets:

                                                                       At December 31,
                                                ---------------------------------------------------------------
                                                  2003         2002          2001          2000          1999
                                                -------       -------       -------       -------       -------
                                                                     (Dollars in thousands)
      Non-accruing loans(1):
           Real estate:
               Residential ...............      $ 3,905       $ 4,071       $ 4,833       $ 3,543       $   974
               Home equity ...............          401           332           491           641           130
               Commercial and multi-family        3,878         1,225         2,402           926           640
           Commercial business ...........        3,583         1,198         3,244           858           152
           Consumer ......................          538           652           510           515            33
                                                -------       -------       -------       -------       -------

               Total non-accruing loans ..       12,305         7,478        11,480         6,483         1,929
                                                -------       -------       -------       -------       -------

      Non-performing assets:
           Real estate owned(2) ..........          543         1,423           665           757         1,073
                                                -------       -------       -------       -------       -------

               Total non-performing assets      $12,848       $ 8,901       $12,145       $ 7,240       $ 3,002
                                                =======       =======       =======       =======       =======

      Total non-performing assets as a
           percentage of total assets ....         0.36%         0.30%         0.42%         0.28%         0.18%
                                                =======       =======       =======       =======       =======

      Total non-accruing loans as a
           percentage of total loans .....         0.54%         0.37%         0.61%         0.35%         0.19%
                                                =======       =======       =======       =======       =======

      (1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
      (2) Real estate owned balances are shown net of related valuation allowances.

Non-performing assets were $12.8 million at December 31, 2003 compared to $8.9 million at December 31, 2002. This increase was primarily attributable to the higher level of commercial real estate and business loans at the end of 2003 compared to 2002. Even with this increase, the Company's non-performing assets as a percentage of total assets ratio of 0.36% at December 31, 2003 remains comparable to the median ratio for similar sized thrifts and below the median ratio for comparable sized banks. In December 2003, the Company received a $1.0 million pay-off on a previously foreclosed commercial mortgage participation loan, which was the primary reason for the $880 thousand decrease in real estate owned from December 31, 2002.

Investing Activities

Securities Portfolio. At December 31, 2003, all of the Company's investment securities were classified as available for sale in order to maintain the necessary flexibility in satisfying future investment and lending requirements. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated:

                                                                                      At December 31,
                                                       -----------------------------------------------------------------------------
                                                                 2003                      2002                       2001
                                                       -----------------------    -----------------------    -----------------------
                                                        Amortized      Fair        Amortized      Fair        Amortized      Fair
                                                          cost         value         cost         value         cost         value
                                                       ----------     --------    ----------     --------    ----------     --------
      Investment securities:                                                       (Dollars in thousands)
      Debt securities:
             U.S. Government agencies ..............   $  287,604     $287,058    $  229,582     $230,583    $  244,411     $246,136
             States and political subdivisions .....       36,766       38,189        32,957       34,566        26,696       27,208
             Corporate .............................       13,708       13,610        14,665       14,563        27,264       27,026
                                                       ----------     --------    ----------     --------    ----------     --------

                    Total debt securities ..........      338,078      338,857       277,204      279,712       298,371      300,370
                                                       ----------     --------    ----------     --------    ----------     --------

      Asset-backed securities ......................        2,363        2,402         3,776        3,837        28,062       28,850
      Other ........................................        5,009        5,013         8,630        8,496        25,983       24,796
                                                       ----------     --------    ----------     --------    ----------     --------

                   Total investment securities .....   $  345,450     $346,272    $  289,610     $292,045    $  352,416     $354,016
                                                       ==========     ========    ==========     ========    ==========     ========

      Average remaining life of investment
           securities(1) ...........................   2.53 years                 2.31 years                 2.09 years
                                                       ==========                 ==========                 ==========

      Mortgage-backed securities:
             FNMA ..................................   $  207,480     $206,798    $   12,619     $ 13,790    $   18,213     $ 19,169
             FHLMC .................................      121,639      121,219        51,024       52,960        37,081       38,339
             GNMA ..................................        9,959       10,304         9,910       10,569        16,094       16,799
             CMO's .................................      161,922      161,290       262,161      263,000       265,489      265,574
                                                       ----------     --------    ----------     --------    ----------     --------
                 Total mortgage-backed securities ..   $  501,000     $499,611    $  335,714     $340,319    $  336,877     $339,881
                                                       ==========     ========    ==========     ========    ==========     ========

      Average remaining life of mortgage-
           backed securities(1) ....................   3.65 years                 1.64 years                 4.82 years
                                                       ==========                 ==========                 ==========

                 Total securities available for sale   $  846,450     $845,883    $  625,324     $632,364    $  689,293     $693,897
                                                       ==========     ========    ==========     ========    ==========     ========

      Average remaining life of  investment
           securities available for sale(1) ........   3.20 years                 1.94 years                 3.48 years
                                                       ==========                 ==========                 ==========

      (1) Average remaining life does not include other securities available for sale and is computed utilizing estimated maturities and prepayment assumptions.

The Company's available for sale investment securities increased $213.5 million to $845.9 million at December 31, 2003 from $632.4 million at December 31, 2002. This reflects the $146.1 million of investment securities acquired with FLBC in 2003 and the investment of a portion of the proceeds raised in the Offering. The remainder of the proceeds were invested in shorter-term investments with low risk of prepayment. This was done to position the Company's balance sheet for the anticipated increase in interest rates while limiting earnings volatility should interest rates fall, as well as in anticipation of funding needs for future acquisitions. Management believes this strategy will benefit the Company in the long-term when interest rates begin to rise. As a result, federal funds sold and other short-term investments increased to $124.3 million at December 31, 2003 from $45.2 million at December 31, 2002.

Funding Activities

Deposits. The following tables set forth information regarding the average daily balance and rate of deposits for the years indicated:

                                                                       For the year ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                               2003                              2002                             2001
                                 --------------------------------  --------------------------------  ------------------------------
                                             Percent of                        Percent of                       Percent of
                                               total     Weighted                total     Weighted                total    Weighted
                                   Average    average    average     Average    average    average    Average    average     average
                                   balance    deposits     rate      balance    deposits     rate     balance    deposits     rate
                                 ----------  ----------  --------  ----------  ----------  --------  ----------  ---------   ------
                                                                   (Dollars in thousands)
Savings ........................ $  670,785      28.54%    1.01%   $  590,965    27.93%     2.16%    $  417,256    21.41%     2.62%
Interest-bearing checking ......    525,346      22.35     0.91       507,305    23.98      1.54        545,118    27.97      2.91
Noninterest-bearing checking ...    138,675       5.90       --       115,977     5.48        --         90,023     4.62        --
                                 ----------     ------             ----------   ------               ----------   ------
    Total transaction accounts .  1,334,806      56.79     0.87     1,214,247    57.39      1.69      1,052,397    54.00      2.55
Mortgagors' payments held in
  escrow .......................     16,871       0.72       --        17,579     0.83      1.69         19,198     0.98      1.71
                                 ----------     ------             ----------   ------               ----------   ------
   Total .......................  1,351,677      57.51     0.86     1,231,826    58.22      1.69      1,071,595    54.98      2.53
                                 ----------     ------             ----------   ------               ----------   ------

Certificates of deposit:
Less than 6 months .............    327,041      13.92     2.76       292,232    13.81      3.77        342,596    17.58      5.55
Over 6 through 12 months .......    271,409      11.55     2.56       231,044    10.92      3.45        241,709    12.40      5.34
Over 12 through 24 months ......    132,010       5.62     3.14       150,986     7.14      3.72        100,549     5.16      5.20
Over 24 months .................     68,618       2.92     4.36        38,128     1.80      4.85         34,295     1.76      5.56
Over $100,000 ..................    199,350       8.48     3.09       171,477     8.11      3.70        158,279     8.12      5.18
                                 ----------     ------             ----------   ------               ----------   ------
   Total certificates of deposit    998,428      42.49     2.93       883,867    41.78      3.71        877,428    45.02      5.39
                                 ----------     ------             ----------   ------               ----------   ------
   Total average deposits ...... $2,350,105     100.00%    1.74%   $2,115,693   100.00%     2.54%    $1,949,023   100.00%     3.82%
                                 ==========     ======             ==========   ======               ==========   ======

The increase in deposits in 2003 resulted primarily from the acquisition of FLBC, which added a total of $259.5 million of deposits, including $46.4 million of savings accounts, $36.7 million of interest bearing checking accounts, $160.7 million of certificates of deposit, $15.3 million of noninterest bearing deposits and $388 thousand of escrow deposits. During 2003, the Company continued to focus on increasing its core deposit base, which included growing its commercial business operations and the opening of three new banking centers. Excluding the accounts acquired with FLBC and $102.2 million of deposits held at December 31, 2002 related to the Conversion and Offering, core deposits increased $40.9 million, or 3%, during 2003. Mitigating that growth was a $48.5 million decrease in certificates of deposit as the Company opted to fund higher-rate account run-off with lower cost wholesale borrowings and proceeds from the Offering.

Borrowings. The following table sets forth certain information as to the Company's borrowings for the years indicated:

                                                             At or for the year ended December 31,
                                                            --------------------------------------
                                                              2003           2002           2001
                                                            --------       --------       --------
                                                                    (Dollars in thousands)
            Period end balance:
            FHLB advances ............................      $214,501       $236,003       $315,416
            Repurchase agreements ....................       243,465        155,132        235,124
            Other borrowings .........................            --          6,000          8,500
                                                            --------       --------       --------
            Total borrowings .........................      $457,966       $397,135       $559,040
                                                            ========       ========       ========

            Maximum balance:
            FHLB advances ............................      $256,820       $315,416       $315,416
            Repurchase agreements ....................       243,465        235,124        235,124
            Other borrowings .........................         6,000          8,500         16,000

            Average balance:
            FHLB advances ............................      $231,729       $249,974       $277,813
            Repurchase agreements ....................       199,248        157,890        136,452
            Other borrowings .........................           322          6,201         11,278

            Period end weighted average interest rate:
            FHLB advances ............................          5.37%          5.52%          5.01%
            Repurchase agreements ....................          4.58           5.09           3.97
            Other borrowings .........................            --           2.19           3.01

Borrowed funds totaled $458.0 million at December 31, 2003 and $397.1 million at December 31, 2002. This $60.8 million increase resulted from the FLBC acquisition, which added $75.6 million of borrowings to the Company's statement of condition. Excluding the debt acquired, borrowed funds decreased $14.8 million as the Company funded long-term borrowing run-off with proceeds from the Offering.

Equity Activities

Stockholders' equity was $728.2 million at December 31, 2003 compared to $283.7 million at December 31, 2002. This $444.5 million increase was primarily attributable to the Offering and Conversion completed in January 2003, which added $389.9 million of new capital, net of $20.5 million of FNFG shares contributed to the Company's ESOP plan. In addition, $33.6 million of common stock was issued in connection with the FLBC acquisition. Common stock dividends paid during the year of $0.22 per share, totaled $14.6 million, and represented 40% of 2003 net income of $36.1 million.

In July 2003 the Company announced that it had received a regulatory non-objection from the OTS and approval from its Board of Directors to its request to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Conversion. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital. As of December 31, 2003, only 110,000 shares had been repurchased under this program at an average cost of $14.58 per share, as the Company was restricted from repurchasing its shares for the majority of the second half of the year due to internal and regulatory trading quiet periods. However, since mid-January 2004, the Company has continued its share repurchases, and as of March 10, 2004, a total of 575,000 shares have been repurchased under this program at an average cost of $14.65 per share.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31,
2002

Net Income

Net income for the year ended December 31, 2003 increased 17% to $36.1 million, or $0.53 per diluted share from $30.8 million, or $0.47 per diluted share for the year ended December 31, 2002. During 2003, the Company benefited from the investment of funds raised in the Offering, the acquisition of FLBC in January and two insurance agencies in July, and increased commercial real estate and business lending activity. These benefits were partially offset by the impact of the low interest rate environment on its investment and loan portfolio yields, which reduced the Company's net interest rate spread. In addition, an increase in the provision for credit losses, costs incurred in connection with the pending acquisition of TFC and the unexpected passing of the Company's CEO impacted earnings. As discussed further in note 2 of the "Notes to Consolidated Financial Statements," as a result of the Conversion and Offering former public stockholders of FNFG received an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Share and per share data have been adjusted in this annual report on Form 10-K to give recognition to this exchange ratio.

Net Interest Income

Average Balance Sheet. The following table sets forth certain information relating to the consolidated statements of condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. All average balances are average daily balances. Non-accruing loans and the tax benefits of some of the Company's investment securities have not been factored into the yield calculations in this table:

                                                                       For the year ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                                2003                                        2002
                                             ----------------------------------------    ----------------------------------------
                                               Average         Interest                    Average        Interest
                                             outstanding        earned/                  outstanding       earned/
                                               balance           paid      Yield/rate      balance          paid       Yield/rate
                                             -----------      ----------   ----------    ------------    -----------   ----------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other short-
     term investments .................      $   220,330     $     2,692      1.22%      $   137,639     $     2,446      1.78%
   Mortgage-backed securities(1) ......          425,253          10,397      2.44           320,569          16,100      5.02
   Other investment securities(1) .....          312,450           6,939      2.22           192,992           7,496      3.88
   Loans(2) ...........................        2,245,055         148,995      6.64         1,920,101         140,459      7.32
   Other interest-earning assets ......           23,120             936      4.07            25,841           1,136      4.40
                                             -----------     -----------      ----       -----------     -----------      ----
     Total interest-earning assets ....        3,226,208     $   169,959      5.27%        2,597,142     $   167,637      6.45%
                                             -----------     -----------      ----       -----------     -----------      ----
Allowance for credit losses ...........          (24,328)                                    (19,815)
Noninterest-earning assets(3)(4) ......          329,817                                     275,472
                                             -----------                                 -----------
     Total assets .....................      $ 3,531,697                                 $ 2,852,799
                                             ===========                                 ===========
Interest-bearing liabilities:
   Savings ............................      $   670,785     $     6,809      1.01%      $   590,965     $    12,750      2.16%
   Interest-bearing checking ..........          525,346           4,767      0.91           507,305           7,791      1.54
   Certificates of deposit ............          998,428          29,232      2.93           883,867          32,774      3.71
Mortgagors' payments held in escrow ...           16,871              --        --            17,579             296      1.69
   Borrowed funds .....................          431,299          21,736      5.04           414,065          22,496      5.43
                                             -----------     -----------      ----       -----------     -----------      ----
     Total interest-bearing liabilities        2,642,729     $    62,544      2.37%        2,413,781     $    76,107      3.15%
                                             -----------     -----------      ----       -----------     -----------      ----
Noninterest-bearing deposits ..........          138,675                                     115,977
Other noninterest-bearing liabilities .           54,379                                      48,508
                                             -----------                                 -----------
     Total liabilities ................        2,835,783                                   2,578,266
Stockholders' equity(3) ...............          695,914                                     274,533
                                             -----------                                 -----------
     Total liabilities and
             stockholders' equity .....      $ 3,531,697                                 $ 2,852,799
                                             ===========                                 ===========
Net interest income ...................                      $   107,415                                 $    91,530
                                                             ===========                                 ===========
Net interest rate spread ..............                                       2.90%                                       3.30%
                                                                              ====                                        ====
Net earning assets ....................      $   583,479                                 $   183,361
                                             ===========                                 ===========
Net interest income as a percentage
  of average interest-earning assets ..                             3.33%                                       3.52%
                                                             ===========                                 ===========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities .........................           122.08%                                     107.60%
                                             ===========                                 ===========

                                                       For the year ended December 31,
                                             --------------------------------------------
                                                                    2001
                                              -------------------------------------------
                                                Average           Interest
                                              outstanding          earned/
                                                balance             paid       Yield/rate
                                              -----------        ----------    ----------
                                                         (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other short-
     term investments .................       $    39,533        $    1,503       3.80%
   Mortgage-backed securities(1) ......           312,863            20,138       6.44
   Other investment securities(1) .....           206,415            10,888       5.27
   Loans(2) ...........................         1,845,812           144,274       7.82
   Other interest-earning assets ......            24,544             1,565       6.38
                                              -----------        ----------       ----
     Total interest-earning assets ....         2,429,167        $  178,368       7.34%
                                              -----------        ----------       ----
Allowance for credit losses ...........           (18,469)
Noninterest-earning assets(3)(4) ......           268,633
                                              -----------
     Total assets .....................       $ 2,679,331
                                              ===========
Interest-bearing liabilities:
   Savings ............................       $   417,256        $   10,919       2.62%
   Interest-bearing checking ..........           545,118            15,878       2.91
   Certificates of deposit ............           877,428            47,284       5.39
Mortgagors' payments held in escrow ...            19,198               328       1.71
   Borrowed funds .....................           425,543            24,943       5.86
                                              -----------        ----------       ----
     Total interest-bearing liabilities         2,284,543        $   99,352       4.35%
                                              -----------        ----------       ----
Noninterest-bearing deposits ..........            90,023
Other noninterest-bearing liabilities .            49,128
                                              -----------
     Total liabilities ................       $ 2,423,694
Stockholders' equity(3) ...............           255,637
                                              -----------
     Total liabilities and
             stockholders' equity .....       $ 2,679,331
                                              ===========
Net interest income ...................                          $   79,016
                                                                 ==========
Net interest rate spread ..............                                           2.99%
                                                                                  ====
Net earning assets ....................       $   144,624
                                              ===========
Net interest income as a percentage
  of average interest-earning assets ..                                3.25%
                                                                 ==========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities .........................            106.33%
                                              ===========

(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes unrealized gains/losses on securities available for sale.
(4) Includes non-accruing loans and the cash surrender value of bank-owned life insurance, earnings from which are reflected in other noninterest income.

Net interest income rose 17% when comparing 2003 to 2002. The major factors contributing to this increase were the investment of the proceeds from the Offering, and the acquisition of FLBC, which increased average net earning assets by a total of $400.1 million during 2003. Offsetting the benefits of the additional net earning assets was a 40 basis point decline in net interest rate spread due to the low interest rate environment throughout the year.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate:

                                                                                  For the year ended December 31,
                                                               ---------------------------------------------------------------------
                                                                        2003 vs. 2002                       2002 vs. 2001
                                                               -------------------------------    ----------------------------------
                                                               Increase/(decrease)                 Increase/(decrease)
                                                                      due to          Total               due to             Total
                                                               -------------------   increase     ---------------------    increase
                                                                Volume      Rate    (decrease)     Volume        Rate     (decrease)
                                                               --------   --------  ----------    --------     --------   ----------
                                                                                         (In thousands)
      Interest-earning assets:
          Federal funds sold and other short-term
            investments .....................................  $  1,168   $   (922)  $    246     $  2,095     $ (1,152)   $    943
          Mortgage-backed securities ........................     4,208     (9,911)    (5,703)         485       (4,523)     (4,038)
          Other investment securities .......................     3,466     (4,023)      (557)        (671)      (2,721)     (3,392)
          Loans .............................................    22,347    (13,811)     8,536        5,663       (9,478)     (3,815)
          Other .............................................      (120)       (80)      (200)          79         (508)       (429)
                                                               --------   --------   --------     --------     --------    --------

                 Total interest-earning assets ..............  $ 31,069   $(28,747)  $  2,322     $  7,651     $(18,382)   $(10,731)
                                                               ========   ========   ========     ========     ========    ========
      Interest-bearing liabilities:
          Savings ...........................................  $  1,496   $ (7,437)  $ (5,941)    $  3,968     $ (2,137)   $  1,831
          Interest-bearing checking .........................       268     (3,292)    (3,024)      (1,035)      (7,052)     (8,087)
          Certificates of deposit ...........................     3,907     (7,449)    (3,542)         345      (14,855)    (14,510)
          Mortgagors' payments held in escrow ...............       (11)      (285)      (296)         (27)          (5)        (32)
          Borrowed funds ....................................       912     (1,672)      (760)        (661)      (1,786)     (2,447)
                                                               --------   --------   --------     --------     --------    --------

                 Total interest-bearing liabilities .........  $  6,572   $(20,135)  $(13,563)    $  2,590     $(25,835)   $(23,245)
                                                               ========   ========   ========     ========     ========    ========

                 Net interest income ........................                        $ 15,885                              $ 12,514
                                                                                     ========                              ========

The increase in interest income in 2003 compared to 2002 reflects the impact of a $629.1 million increase in average interest earning assets from 2002 to 2003 due primarily to the investment of the proceeds from the Offering, the acquisition of FLBC and increased commercial real estate and business loans. The benefits of the increase in earning assets, however, were substantially offset by a 118 basis point decrease in the rate earned on those assets from 2002 to 2003. This was attributable to the declining interest rate environment, which caused the Company's variable-rate interest-earning assets to reprice to lower rates and fixed-rate interest earning assets, mainly residential mortgages and mortgage-backed securities ("MBS"), to significantly prepay. The higher level of principal prepayments received on MBS's reduced the effective yield earned on those assets as the Company was required to amortize approximately $8.2 million of purchase premiums in 2003 compared to $2.8 million in 2002. That additional amortization reduced the yield earned on those securities by 128 basis points. Additionally, the rate on interest earning assets was impacted by the Company's strategic decision to invest the funds from the Offering and excess funds from operations in lower yielding short-term investments.

The major factor contributing to the decrease in interest expense from 2002 to 2003 was a 78 basis point reduction in the rate paid on interest-bearing liabilities. This was largely due to the low interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice to lower rates throughout the year. Additionally, the rate paid on interest-bearing liabilities benefited from the Company's decision to replace higher-rate liabilities, such as time deposits and long-term borrowings, with cash flow from wholesale funding and the Offering.

Provision for Credit Losses

The following table sets forth the analysis of the allowance for credit losses, including charge-off and recovery data, for the years indicated:

                                                               For the year ended December 31,
                                             ---------------------------------------------------------------
                                               2003         2002          2001          2000          1999
                                             -------       -------       -------       -------       -------
                                                                 (Dollars in thousands)
Balance at beginning of year ..........      $20,873       $18,727       $17,746       $ 9,862       $ 8,010

Charge-offs:
     Real estate:
         Residential ..................          518           370           382           175           101
         Home equity ..................           --            --           158            28            35
         Commercial and multi-family ..          416           390           901           131           146
     Commercial business ..............        3,279         2,472         1,059           204             6
     Consumer .........................        2,547         2,572         1,571           534           447
                                             -------       -------       -------       -------       -------

              Total ...................        6,760         5,804         4,071         1,072           735
                                             -------       -------       -------       -------       -------

Recoveries:
     Real estate:
         Residential ..................           74           107            30            22            --
         Home equity ..................           --            --            --            13            --
         Commercial and multi-family ..          154           270           268            31            41
     Commercial business ..............          528           213           169            47            --
     Consumer .........................          621           536           425           224            80
                                             -------       -------       -------       -------       -------

              Total ...................        1,377         1,126           892           337           121
                                             -------       -------       -------       -------       -------

Net charge-offs .......................        5,383         4,678         3,179           735           614
Provision for credit losses ...........        7,929         6,824         4,160         2,258         2,466
Allowance obtained through acquisitions        2,001            --            --         6,361            --
                                             -------       -------       -------       -------       -------

Balance at end of year ................      $25,420       $20,873       $18,727       $17,746       $ 9,862
                                             =======       =======       =======       =======       =======

Ratio of net charge-offs to average
      loans outstanding during the year         0.24%         0.24%         0.17%         0.06%         0.07%
                                             =======       =======       =======       =======       =======
Ratio of allowance for credit losses
      to total loans at year-end ......         1.11%         1.05%         1.00%         0.96%         0.99%
                                             =======       =======       =======       =======       =======
Ratio of allowance for credit losses
      to non-accruing loans at year-end       206.58%       279.13%       163.13%       273.73%       511.25%
                                             =======       =======       =======       =======       =======

As a percentage of average loans outstanding, net charge-offs for 2003 remained consistent with the 2002 level. During 2003, the Company continued to experience a low level of charge-offs in its commercial and residential real estate loan portfolios. The increase in net charge-offs for the year resulted primarily from higher risk commercial business loans and leases and the weaker economic conditions in 2003. That trend, as well as an increase in non-accruing commercial real estate and business loans led the Company to raise its provision for credit losses to $7.9 million in 2003 from $6.8 million in 2002, which increased the ratio of the allowance to total loans to 1.11% at December 31, 2003.

Noninterest Income

In 2003, the Company earned $43.4 million of noninterest income from continuing operations, compared to $41.8 million for 2002. Banking services income increased $2.2 million, due to fees earned on accounts acquired from FLBC, and higher transaction account activity and debit card usage on all accounts. Additionally, during 2003 risk management services income grew $2.2 million, or 17%, as a result of the acquisition of two Rochester, N.Y. insurance agencies and higher contingent profit sharing commissions. Additional bank-owned life insurance acquired with FLBC and death benefit proceeds received due to the unexpected passing of the Company's CEO, resulted in bank-owned life insurance income increasing $796 thousand from the prior year. These increases were partially offset by higher mortgage servicing rights amortization, due to continuing prepayments during this low interest rate environment, which is recorded as an offset to lending and leasing income. Also effecting the year-over-year comparison were $1.0 million of losses incurred in 2002 on the sale of investment securities, primarily due to the weak equity markets, and a $2.4 million gain recognized on the sale of a banking center in 2002.

Noninterest Expenses

Noninterest expenses from continuing operations for 2003 increased $10.9 million over 2002. This 14% variance was mainly the result of the banking and insurance agency acquisitions in 2003, which accounted for approximately $7.5 million of this increase. Additionally, compensation expense was higher by $1.0 million due to the ESOP shares purchased in the Offering and the rise in the Company's stock price. The remainder of this variance in noninterest expense is primarily attributable to the addition of three new banking centers in 2003, higher professional and regulatory fees due to the Company now being fully public and regulated by the OTS, $387 thousand of expense related to the pending TFC acquisition and approximately $750 thousand from the unexpected passing of the Company's CEO and related transition.

Income Taxes

The effective tax rate from continuing operations decreased to 34.2% for 2003 compared to 38.1% for 2002. However, excluding the $1.8 million New York State bad debt tax expense recapture charge recorded in 2002, which caused the 2002 effective tax rate to increase 363 basis points, the effective tax rate for 2003 is consistent with the 2002 effective rate.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31,
2001

Net Income

Net income for the year ended December 31, 2002 increased 45% to $30.8 million, or $0.47 per diluted share from $21.2 million, or $0.33 per diluted share for the year ended December 31, 2001. On January 1, 2002, the Company adopted a new accounting standard, which no longer required goodwill to be amortized. Adjusting 2001 amounts to exclude the effects of goodwill amortization, similar to the 2002 results, net income for 2002 increased $4.8 million or 19% from 2001. Net income growth in 2002 can mainly be attributed to a $12.5 million increase in net interest income as a result of the declining interest rate environment, expansion of the Company's noninterest income and effective cost control. During 2002 the Company recorded a $1.8 million tax charge related to the recapture of excess bad debt reserves for New York State tax purposes, triggered by its decision to combine its three banking subsidiaries. Additionally, during 2002 the Company realized a $998 thousand gain from the curtailment of its defined benefit pension plan, a $2.4 million gain from the sale of its Lacona Banking Center and recorded $1.0 million in losses from the sale of investment securities.

Net Interest Income

Net interest income rose 16% to $91.5 million for the year ended December 31, 2002 from $79.0 million for the year ended December 31, 2001. Additionally, the Company's net interest margin increased to 3.52% for 2002 from 3.25% for 2001. These variances primarily resulted from a 31 basis point increase in the net interest rate spread, as the Company's interest-bearing liabilities repriced faster than its interest-earning assets during the declining rate environment in 2002. Additionally, the Company's net interest rate spread benefited from the redeployment of funds from lower yielding residential mortgages into higher yielding commercial real estate and business loans. The increase in net interest income and margin can also be attributed to the higher level of average net earning assets in 2002 as compared to 2001, which was mainly caused by a $26.0 million increase in average noninterest-bearing demand deposits.

Interest income decreased $10.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This variance reflects an 89 basis point decline in the overall yield on interest-earning assets from 7.34% for 2001 to 6.45% for 2002 as a result of the lower interest rate environment, which caused interest-earning assets to reprice at lower rates. Additionally, the yield on interest-earning assets was reduced by management's strategic decision to invest excess funds from operations in lower yielding short-term investments. The decreased rate on interest-earning assets was partially offset by an increase in average interest-earning asset balances to $2.60 billion for 2002 from $2.43 billion for 2001, as a result of increased funding from deposits.

Interest expense was lower by $23.2 million in 2002 compared to 2001. This decline is primarily due to the 120 basis point decrease in the rate paid on interest-bearing liabilities from 4.35% to 3.15% resulting from the lower interest rate environment in 2002. This decreased rate paid on interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities to $2.41 billion for 2002 from $2.28 billion for 2001. More specifically, the average balance of interest bearing deposits increased $140.7 million when comparing 2002 to 2001, while the average balance of borrowed funds decreased $11.5 million for the same period.

Provision for Credit Losses

Net charge-offs for 2002 amounted to $4.7 million compared to $3.2 million in 2001. This $1.5 million increase was primarily a result of having a higher level of commercial business loans and the downturn in the economy. Additionally, consumer loan net charge-offs increased $890 thousand when comparing 2002 to 2001, stemming from the Company's overdraft protection service, initiated in the fourth quarter of 2001. Even though this service results in higher net-charge-offs, the revenues received, recorded in non-interest income, are in excess of the losses incurred. Based upon the increased level of historical net charge-offs, the higher aggregate balance of commercial loans and the weak economy in 2002, the Company increased the provision for credit losses to $6.8 million in 2002 from $4.2 million in 2001.

Noninterest Income

For 2002 the Company had $41.8 million in noninterest income from continuing operations, an increase of 21% over the $34.6 million for 2001. This variance was primarily due to the $2.4 million pre-tax gain realized on the sale of the Lacona Banking Center, increased banking services income, as well as higher revenue from the Company's financial services subsidiaries. The primary driver behind banking services income for 2002 was the Company's overdraft protection service, initiated in the fourth quarter of 2001. During 2002, the Company benefited from strong annuity and insurance markets, which caused risk management and wealth management revenue to increase $2.1 million. The above variances were partially offset by a $1.1 million decrease in covered call option premium income, as a result of the Company's decision to exit this program in 2002, and increased losses incurred on the sale of investment securities of $961 thousand, primarily due to weak equity markets.

Noninterest Expenses

Adjusting 2001 amounts for the change in accounting for goodwill, noninterest expenses from continuing operations for 2002 were higher than 2001 amounts by $6.2 million. This increase is mainly attributable to higher salaries and benefits expense of $3.9 million, higher technology and communications expense of $1.4 million and increased marketing and advertising costs of $489 thousand. During 2002, the Company incurred approximately $1.3 million of other noninterest expenses in connection with the consolidation of its three banks and "First Niagara" branding campaign. These costs are comparable to the $700 thousand in expenses recorded in 2001 related to the integration of the Company's acquisitions and severance from various reorganization initiatives. The higher salaries and benefits expense in 2002 was primarily due to internal growth, the consolidation project mentioned above and a $545 thousand increase in stock based compensation expense as a result of the rise in the Company's stock price. These increases were partially offset by a $998 thousand curtailment gain realized in 2002 from the freezing of the Company's defined benefit pension plan. The increase in technology and communications expense is mainly due to the consolidation related costs mentioned above, internal growth and the upgrading of systems.

Income Taxes

The effective tax rate from continuing operations increased to 38.1% for 2002 compared to 32.4% for 2001, adjusted for goodwill amortization. Excluding the $1.8 million New York State bad debt tax expense recapture charge, the effective tax rate for 2002 increased to 34.5% as First Niagara Bank was no longer able to take advantage of certain provisions in the New York State tax law in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's funding sources include income from operations, deposits and borrowings, principal payments on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential mortgages, commercial real estate, business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2003, loan originations totaled $973.7 million compared to $764.9 million and $534.3 million for 2002 and 2001, respectively, while purchases of investment securities totaled $928.7 million, $756.7 million and $434.6 million for the same years, respectively. The increase in loan originations reflects the Company's expanded retail platform of nine additional banking centers in 2003, the continued focus on growing commercial business operations and the strong refinance market in 2003. The increase in investment security purchases during 2003 is primarily due to the investment of funds from the Offering, as well as the reinvestment of funds received from the high level of loan and mortgage-backed security prepayments.

During 2003, cash flow provided by the sale, maturity and principal payments received on securities available for sale amounted to $840.0 million compared to $816.3 million and $245.4 million in 2002 and 2001, respectively. In 2003, funding provided by the deposits acquired from FLBC amounted to $259.5 million. Deposit growth provided $165.0 million and $84.5 million of funding for the years ending December 31, 2002 and 2001, respectively. Borrowings, excluding those acquired, decreased $14.8 million from the end of 2002 as the proceeds from the offering were more than adequate to meet the funding needs of the Company.

Maturity Schedule of Certificates of Deposit. The following table indicates the funding obligations of the Company relating to certificates of deposit by time remaining until maturity:

                                                                                 At December 31, 2003
                                                          ----------------------------------------------------------------
                                                          3 months     Over 3 to 6   Over 6 to 12   Over 12
                                                           or less       months        months        months        Total
                                                          --------     -----------   ------------   --------      --------
                                                                                   (In thousands)
      Certificates of deposit less than $100,000 .......  $212,939      $161,627      $242,862      $176,140      $793,568
      Certificates of deposit of $100,000 or more ......    44,637        44,416        70,679        38,245       197,977
                                                          --------      --------      --------      --------      --------

            Total certificates of deposit                 $257,576      $206,043      $313,541      $214,385      $991,545
                                                          ========      ========      ========      ========      ========

In addition to the funding requirements of certificates of deposit, the Company has contractual obligations related to its borrowings, operating leases and purchase contracts as follows:

                                                                          At December 31, 2003
                                                    -----------------------------------------------------------------
                                                    Less than 1    Over 1 to 3  Over 3 to 5     Over 5
                                                       year           years        years        years         Total
                                                    -----------    -----------  -----------    --------      --------
                                                                              (In thousands)
      Borrowings ................................    $ 87,148      $155,507      $117,324      $ 97,987      $457,966
      Operating leases ..........................       2,206         4,114         3,370         7,090        16,780
      Purchase obligations ......................         278           556           510            --         1,344
                                                     --------      --------      --------      --------      --------

            Total contractual obligations            $ 89,632      $160,177      $121,204      $105,077      $476,090
                                                     ========      ========      ========      ========      ========

Included in the above borrowing amounts are advances and reverse repurchase agreements that have call provisions that could accelerate their maturity if interest rates were to rise significantly from current levels as follows: $151.0 million in 2004; $0 in 2005; and $27.1 million in 2006.

Loan Commitments. In the ordinary course of business the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Company had outstanding commitments to originate loans of approximately $115.9 million and $124.6 million at December 31, 2003 and 2002, respectively. Commitments to sell residential mortgages amounted to $3.8 million and $5.0 million at December 31, 2003 and 2002, respectively.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused lines of credit amounted to $234.3 million at December 31, 2003 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $20.4 million at December 31, 2003 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and estimated maturities, including prepayment assumptions, of the Company's available for sale securities portfolio as of December 31, 2003. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included based upon the weighted average life date. The tax benefits of some of the Company's investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value:

                                                                         At December 31, 2003
                              -----------------------------------------------------------------------------------------------------
                                                    More than one        More than five
                               One year or less   year to five years   years to ten years     After ten years            Total
                              -----------------   ------------------   ------------------    -----------------    -----------------
                              Weighted             Weighted             Weighted             Weighted             Weighted
                              carrying  Average    carrying  Average    carrying  Average    carrying  Average    carrying  Average
                               value     yield      value     yield      value     yield      value     yield      value     yield
                              -----------------    -----------------    -----------------    -----------------    -----------------
                                                                     (Dollars in thousands)
Mortgage-backed securities:
 CMO's ....................   $ 20,023     4.52%   $113,374     3.91%   $ 25,232     4.05%   $  2,661     5.53%   $161,290     4.03%
 FNMA .....................        846     5.75     147,138     4.01      55,181     3.85       3,633     6.22     206,798     4.01
 FHLMC ....................      1,881     3.95     103,323     2.86      14,885     3.98       1,130     6.96     121,219     3.05
 GNMA .....................        742     6.89       7,527     5.28       1,029     9.37       1,006     6.94      10,304     5.97
                              --------             --------             --------             --------             --------
  Total  mortgage-backed
             securities ...     23,492     4.59     371,362     3.69      96,327     3.98       8,430     6.19     499,611     3.83
                              --------             --------             --------             --------             --------

Debt securities:
 U.S. Government agencies .    107,526     1.90     179,532     1.91          --       --          --       --     287,058     1.91
 States and political
    subdivisions ..........     11,390     2.14      22,214     3.39       4,585     4.83          --       --      38,189     3.19
 Corporate ................         --       --      11,685     3.38          --       --       1,925     2.80      13,610     3.30
                              --------             --------             --------             --------             --------

  Total debt securities ...    118,916     1.92     213,431     2.15       4,585     4.83       1,925     2.80     338,857     2.11
                              --------             --------             --------             --------             --------

 Asset-backed securities ..         74     5.73          --       --       1,427     1.88         901     1.67       2,402     1.92
 Other(1) .................         --       --          --       --          --       --          --       --       5,013     2.33
                              --------             --------             --------             --------             --------

  Total securities
     available for sale ...   $142,482     2.37%   $584,793     3.12%   $102,339     3.99%   $ 11,256     5.25%   $845,883     3.12%
                              ========             ========             ========             ========             ========

(1)   Estimated maturities do not include other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2003, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which the final contractual repayment is due. No adjustments have been made for prepayment of principal:

                                                                One
                                               Within          through          After
                                                one             five            five
                                                year            years           years           Total
                                              ----------      ----------      ----------      ----------
                                                                    (In thousands)
      Real estate loans:
             Residential ...............      $  118,987      $  293,332      $  537,384      $  949,703
             Home equity ...............         103,547          29,518          46,107         179,172
             Commercial and multi-family         245,011         311,821          96,930         653,762
             Commercial construction ...          78,386           7,141             627          86,154
                                              ----------      ----------      ----------      ----------
      Total real estate loans ..........         545,931         641,812         681,048       1,868,791
                                              ----------      ----------      ----------      ----------

      Commercial business loans ........         140,170          71,931           2,899         215,000
      Consumer loans ...................          94,153          95,165          13,053         202,371
                                              ----------      ----------      ----------      ----------

                    Total loans ........      $  780,254      $  808,908      $  697,000      $2,286,162
                                              ==========      ==========      ==========      ==========

For the loans reported above, the following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2004:

                                                         Due after December 31, 2004
                                                 ------------------------------------------
                                                   Fixed         Adjustable        Total
                                                 ----------      ----------      ----------
                                                               (In thousands)
      Real estate loans:
             Residential ..................      $  736,325      $   94,391      $  830,716
             Home equity ..................          75,625              --          75,625
             Commercial and multi-family ..         167,409         241,342         408,751
             Commercial construction ......           7,768              --           7,768
                                                 ----------      ----------      ----------

                    Total real estate loans         987,127         335,733       1,322,860
                                                 ----------      ----------      ----------

      Commercial business loans ...........          72,963           1,867          74,830
      Consumer loans ......................         108,218              --         108,218
                                                 ----------      ----------      ----------

                    Total loans ...........      $1,168,308      $  337,600      $1,505,908
                                                 ==========      ==========      ==========

The Company has lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2003, the FHLB line of credit totaled $895.6 million with $214.5 million outstanding. The FRB and commercial bank lines of credit totaled $36.5 million and $25.0 million, respectively, with no borrowings outstanding on either line as of December 31, 2003. FNFG's ability to pay dividends to its shareholders and make acquisitions is primarily dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is required prior to First Niagara declaring dividends in excess of net income for that year plus net income retained in the two preceding years.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of December 31, 2003, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $174.3 million, or 4.9% of total assets. On January 16, 2004, FNFG deployed $152 million of its cash and cash equivalents to fund the acquisition of TFC.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2003 increased 20% to $10.1 million, or $0.15 per diluted share from $8.4 million, or $0.13 per diluted share for the same period of 2002. On a linked quarter basis, net income increased 8% from $9.3 million or $0.14 per diluted share for the 2003 third quarter.

Net interest income was $28.3 million for the fourth quarter of 2003, a $1.1 million increase from the third quarter of 2003. This improvement reflects a 16 basis point increase in the Company's net interest rate spread. The increase in net interest rate spread was attributable to the Company's active asset and liability management strategies and reduced mortgage-backed security premium amortization. The effects of those changes more than offset the impact of the reduction in loan portfolio yield, which declined due to the historically low interest rate environment. As a result, the Company's net interest margin improved 14 basis points to 3.50% for the quarter, compared to 3.36% in the third quarter of 2003.

A $2.0 million provision for credit losses was recognized for the quarter ended December 31, 2003 as credit quality remained stable and loan loss experience continued at low levels. Total non-performing assets were approximately $12.9 million at December 31, 2003 and September 30, 2003.

For the fourth quarter of 2003, the Company had $11.2 million of noninterest income, which is comparable to the third quarter of 2003 level of $11.4 million. Increases in risk management services, as well as lending and leasing income were offset by a decrease in bank-owned life insurance earnings due to death benefit proceeds received in the third quarter of 2003. Additionally, banking services income declined $179 thousand as a result of the MasterCard/Visa settlement in August 2003.

Noninterest expense for the three months ended December 31, 2003 was $22.7 million versus $22.4 million for the three months ended September 30, 2003. This increase is attributable to $387 thousand of conversion and travel costs incurred during the fourth quarter related to the Company's pending acquisition of TFC. In the 4th and 3rd quarters of 2003, the Company incurred $303 thousand and $447 thousand, respectively, of other noninterest expenses in connection with its CEO transition, and the unexpected passing of the Company's CEO in August.

The effective tax rate from continuing operations decreased to 31.04% for the quarter ended December 31, 2003 compared to 35.15% for the quarter ended September 30, 2003. This decrease was mainly due to adjustments made during the fourth quarter to finalize the year-end tax calculation.

Total loans were $2.29 billion at December 31, 2003 compared to $2.30 billion at September 30, 2003. This slight decrease was primarily attributable to a $16.5 million decline in residential mortgage loans, as the Company continued to strategically lower its reliance on long-term fixed-rate residential loans. Additionally, the combined commercial real estate and business loan portfolios declined $4.1 million during the quarter as a result of lower line of credit utilization and the anticipated completion and subsequent repayment of two commercial real-estate construction projects. Total deposits were $2.36 billion at December 31, 2003 compared to $2.32 billion at September 30, 2003. This increase was across various product types and reflects the Company's focus on increasing its core deposit base, in particular non-interest bearing checking accounts.

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation enhances the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted Interpretation No. 45 effective January 1, 2003, which did not have a material impact on the Company's consolidated financial statements.

In January 2003, as amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation did not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board's approved guidelines to reduce the vulnerability of operations to changes in interest rates. The asset and liability committee ("ALCO") is comprised of senior management and selected banking officers who are responsible for reviewing the Company's activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential fixed-rate mortgage loans having terms to maturity of less than twenty years, residential and commercial adjustable-rate mortgage loans, and home equity loans; (2) selling substantially all newly originated 20-30 fixed-rate, residential mortgage loans into the secondary market without recourse and on a servicing retained basis;
(3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates; and (4) growing non-interest bearing deposits through increased commercial loan operations. In the past, the Company has periodically entered into interest rate swap agreements in order to manage the interest rate risk related to the repricing of its money market deposit accounts. The last of the Company's interest rate swap agreements expired in December 2002. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset and liability management process.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2003, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of interest-earning assets was a positive 9.73%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap, such as the Company, is likely to realize an increase in its net interest income in a rising interest rate environment. Given the results of the Company's net interest income simulation modeling analysis discussed below, which management believes is a better indicator of the Company's interest rate risk exposure, management believes that its positive gap position will benefit the Company's as interest rates rise.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2003, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Residential and commercial real estate loans were projected to repay at rates between 4% and 16% annually, while mortgage-backed securities were projected to prepay at rates between 20% and 45% annually. Savings and interest bearing and noninterest bearing checking accounts were assumed to decay, or run-off, between 8% and 17% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity:

                                                                 Amounts maturing or repricing as of December 31, 2003
                                                      -------------------------------------------------------------------------
                                                       Less than        3-6           6 months
                                                       3 months        months        to 1 year       1-3 years      3-5 years
                                                      ----------     ----------      ----------      ----------     ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
       short-term investments ....................    $  124,255     $       --      $       --      $       --     $       --
   Mortgage-backed securities(1) .................        47,963         40,927          68,616         156,463         96,855
   Other investment securities(1) ................        42,478         30,439          62,200         179,664         19,344
   Loans(2) ......................................       581,985        125,282         257,772         672,270        439,455
   Other .........................................            --             --              --              --             --
                                                      ----------     ----------      ----------      ----------     ----------

         Total interest-earning assets ...........       796,681        196,648         388,588       1,008,397        555,654
                                                      ----------     ----------      ----------      ----------     ----------
Interest-bearing liabilities:
   Savings .......................................        85,425         12,104          24,208          96,833         96,833
   Interest-bearing checking .....................        14,434         14,434          28,868         115,474        115,474
   Certificates of deposit .......................       257,576        206,043         313,541         189,403         22,727
   Mortgagors' payments held in escrow ...........         3,928          3,928           7,856              --             --
   Borrowed funds ................................        34,909         19,877          37,245         150,230        117,650
                                                      ----------     ----------      ----------      ----------     ----------

         Total interest-bearing liabilities ......       396,272        256,386         411,718         551,940        352,684
                                                      ----------     ----------      ----------      ----------     ----------

Interest rate sensitivity gap ....................    $  400,409     ($  59,738)     ($  23,130)     $  456,457     $  202,970
                                                      ==========     ==========      ==========      ==========     ==========

Cumulative interest rate sensitivity gap .........    $  400,409     $  340,671      $  317,541      $  773,998     $  976,968
                                                      ==========     ==========      ==========      ==========     ==========

Ratio of interest-earning assets to
   interest-bearing liabilities ..................        201.04%         76.70%          94.38%         182.70%        157.55%
Ratio of cumulative gap to interest-earning assets         12.27%         10.44%           9.73%          23.73%         29.95%

                                                            Amounts maturing or repricing
                                                               as of December 31, 2003
                                                      -----------------------------------------
                                                                       Over 10
                                                      5-10 years        years          Total
                                                      ----------     ----------      ----------
                                                               (Dollars in thousands)
Interest-earning assets:
   Federal funds sold and other
       short-term investments ....................    $       --     $       --      $  124,255
   Mortgage-backed securities(1) .................        90,176             --         501,000
   Other investment securities(1) ................         9,214          2,111         345,450
   Loans(2) ......................................       191,787          2,819       2,271,370
   Other .........................................            --         20,121          20,121
                                                      ----------     ----------      ----------

         Total interest-earning assets ...........       291,177         25,051       3,262,196
                                                      ----------     ----------      ----------
Interest-bearing liabilities:
   Savings .......................................       242,083         96,834         654,320
   Interest-bearing checking .....................       216,753         33,530         538,967
   Certificates of deposit .......................         2,080            175         991,545
   Mortgagors' payments held in escrow ...........            --             --          15,712
   Borrowed funds ................................        94,496          3,559         457,966
                                                      ----------      ----------     ----------

         Total interest-bearing liabilities ......       555,412        134,098       2,658,510
                                                      ----------     ----------      ----------

Interest rate sensitivity gap ....................    ($ 264,235)    ($ 109,047)     $  603,686
                                                      ==========     ==========      ==========

Cumulative interest rate sensitivity gap .........     $ 712,733     $  603,686
                                                      ==========     ==========

Ratio of interest-earning assets to
   interest-bearing liabilities ..................         52.43%         18.68%         122.71%
Ratio of cumulative gap to interest-earning assets         21.85%         18.51%

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

As a result of these shortcomings, the Company focuses more attention on simulation modeling, such as the net interest income analysis discussed below, rather than gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total interest-earning assets within the Company's targeted range of acceptable limits, the net interest income simulation modeling is considered by management to be more informative in forecasting future income.

Net Interest Income Analysis. The accompanying table sets forth as of December 31, 2003 and 2002 the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. During 2003, management of the Company continued to actively manage its balance sheet by selling long-term fixed rate residential mortgages originated, increasing its emphasis on variable rate commercial loans, replacing amortizing investment securities with fixed maturity investment securities, and investing the proceeds from the Offering in short-term/liquid assets. These initiatives, coupled with an active pursuit of long-term core deposit funding, have positively impacted the Company's interest rate sensitivity position since December 31, 2002, which should benefit the Company during periods of higher interest rates, as follows:

                                 Calculated increase (decrease) at December 31,
                                ------------------------------------------------
                                          2003                     2002
                                ------------------------  ----------------------
          Changes in            Net interest              Net interest
        interest rates             income       % Change     income     % Change
      -----------------         ------------    --------  ------------  --------
                                              (Dollars in thousands)

      +200 basis points           $   959         0.82%    $    64         0.07%
      +100 basis points               627         0.54          97         0.10
      -100 basis points              (966)       (0.83)     (1,014)       (1.09)

As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions that may or may not reflect the manner in which actual yields respond to changes in market interest rates. In this regard, the net interest income table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted prospectively the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.


                                  /s/ KPMG LLP

January 19, 2004
Buffalo, New York

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Condition

                           December 31, 2003 and 2002
                (In thousands except share and per share amounts)

                                    Assets                                          2003             2002
                                                                                 -----------     -----------
Cash and cash equivalents:
     Cash and due from banks                                                     $    49,997          45,358
     Federal funds sold and other short-term investments                             124,255          45,167
                                                                                 -----------     -----------

                  Total cash and cash equivalents                                    174,252          90,525

Securities available for sale                                                        845,883         632,364
Loans, net                                                                         2,269,203       1,974,560
Bank-owned life insurance                                                             70,767          54,082
Premises and equipment, net                                                           43,694          40,445
Goodwill, net                                                                        105,981          74,101
Intangible assets, net                                                                 8,717           6,392
Other assets                                                                          71,010          62,326
                                                                                 -----------     -----------

                  Total assets                                                   $ 3,589,507       2,934,795
                                                                                 ===========     ===========

                       Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                                                    $ 2,355,216       2,205,421
     Short-term borrowings                                                            87,148          69,312
     Long-term borrowings                                                            370,818         327,823
     Other liabilities                                                                48,151          48,543
                                                                                 -----------     -----------

                  Total liabilities                                                2,861,333       2,651,099
                                                                                 -----------     -----------

Commitments and contingencies (note 11)                                                   --              --

Stockholders' equity:
     Preferred stock, $0.01 par value, 50,000,000 shares authorized in 2003
        and 5,000,000 shares authorized in 2002, none issued                              --              --
     Common stock, $0.01 par value, 250,000,000 shares authorized and
        70,813,651 shares issued in 2003 and 45,000,000 shares authorized and
        29,756,250 shares issued in 2002                                                 708             298
     Additional paid-in capital                                                      544,618         137,624
     Retained earnings                                                               217,538         196,074
     Accumulated other comprehensive income (loss)                                      (740)          2,074
     Common stock held by ESOP, 4,049,659 shares in 2003 and
        832,747 shares in 2002                                                       (30,399)        (11,024)
     Unearned compensation - recognition and retention plan,
        358,095 shares in 2003 and 203,675 shares in 2002                             (2,376)         (2,453)
     Treasury stock, at cost, 79,422 shares in 2003 and
        3,715,303 shares in 2002                                                      (1,175)        (38,897)
                                                                                 -----------     -----------

                  Total stockholders' equity                                         728,174         283,696
                                                                                 -----------     -----------

                  Total liabilities and stockholders' equity                     $ 3,589,507       2,934,795
                                                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                        Consolidated Statements of Income

                  Years ended December 31, 2003, 2002 and 2001
                     (In thousands except per share amounts)

                                                                             2003        2002         2001
                                                                           --------    --------     --------
Interest income:
    Real estate loans                                                      $121,227     115,795      119,203
    Other loans                                                              27,768      24,664       25,071
    Mortgage-backed securities                                               10,397      16,100       20,138
    Other investment securities                                               6,939       7,496       10,888
    Federal funds sold and other short-term investments                       2,692       2,446        1,503
    Other                                                                       936       1,136        1,565
                                                                           --------    --------     --------

                  Total interest income                                     169,959     167,637      178,368
Interest expense:
    Deposits                                                                 40,808      53,611       74,409
    Borrowings                                                               21,736      22,496       24,943
                                                                           --------    --------     --------
                  Total interest expense                                     62,544      76,107       99,352
                                                                           --------    --------     --------
                  Net interest income                                       107,415      91,530       79,016
Provision for credit losses                                                   7,929       6,824        4,160
                                                                           --------    --------     --------

                  Net interest income after provision
                      for credit losses                                      99,486      84,706       74,856
                                                                           --------    --------     --------
Noninterest income:
    Banking services                                                         16,445      14,226       10,222
    Risk management services                                                 14,765      12,610       11,009
    Lending and leasing                                                       3,617       5,523        4,310
    Wealth management services                                                3,525       3,697        3,206
    Bank-owned life insurance                                                 3,502       2,706        2,507
    Net realized gains (losses) on securities available for sale                  9      (1,044)         (83)
    Gain on sale of banking center                                               --       2,429           --
    Other                                                                     1,516       1,640        3,454
                                                                           --------    --------     --------
                  Total noninterest income                                   43,379      41,787       34,625
                                                                           --------    --------     --------
Noninterest expense:
    Salaries and employee benefits                                           50,377      45,180       41,308
    Technology and communications                                             9,647       8,599        7,204
    Occupancy and equipment                                                   9,315       7,526        7,237
    Marketing and advertising                                                 3,205       2,612        2,123
    Amortization of intangibles                                               1,384         677        5,310
    Other                                                                    14,349      12,737       12,707
                                                                           --------    --------     --------
                  Total noninterest expense                                  88,277      77,331       75,889
                                                                           --------    --------     --------
                  Income from continuing operations before income taxes      54,588      49,162       33,592
Income taxes from continuing operations                                      18,646      18,752       12,427
                                                                           --------    --------     --------

                  Income from continuing operations                          35,942      30,410       21,165
Discontinued operations:
    Income, including gain on sale in 2003, before income taxes               2,032         787          331
    Income taxes                                                              1,868         402          276
                                                                           --------    --------     --------
                  Income from discontinued operations                           164         385           55
                                                                           --------    --------     --------
                  Net income                                               $ 36,106      30,795       21,220
                                                                           ========    ========     ========

Earnings per common share:
    Basic                                                                  $   0.55        0.48         0.33
    Diluted                                                                    0.53        0.47         0.33

Weighted average common shares outstanding:
    Basic                                                                    66,111      64,445       63,967
    Diluted                                                                  67,754      65,883       64,696

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                          2003         2002         2001
                                                                        --------     --------     --------
Net income                                                              $ 36,106       30,795       21,220
                                                                        --------     --------     --------

Other comprehensive income (loss), net of income taxes:
     Securities available for sale:
         Net unrealized gains (losses) arising during the year            (4,566)         836        2,381
         Reclassification adjustment for realized (gains)
             losses included in net income                                    (5)         627           50
                                                                        --------     --------     --------

                                                                          (4,571)       1,463        2,431
                                                                        --------     --------     --------
     Cash flow hedges:
         Net unrealized losses arising during the year                        --         (105)        (503)
         Reclassification adjustment for realized losses
             included in net income                                           --          311          392
                                                                        --------     --------     --------

                                                                              --          206         (111)
                                                                        --------     --------     --------

     Minimum pension liability adjustment                                  1,757       (2,156)          --
                                                                        --------     --------     --------

             Total other comprehensive income (loss) before
                 cumulative effect of change in accounting principle      (2,814)        (487)       2,320

     Cumulative effect of change in accounting principle
         for derivatives, net of tax                                          --           --          (95)
                                                                        --------     --------     --------

             Total other comprehensive income (loss)                      (2,814)        (487)       2,225
                                                                        --------     --------     --------

             Total comprehensive income                                 $ 33,292       30,308       23,445
                                                                        ========     ========     ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2003, 2002 and 2001
                (In thousands except share and per share amounts)

                                                                                               Accumulated
                                                                Additional                         other
                                                  Common         paid-in         Retained      comprehensive
                                                  stock          capital         earnings      income (loss)
                                                 --------       ----------       --------      -------------
Balances at January 1, 2001                      $    298         135,776         163,836             336

Net income                                             --              --          21,220              --
Unrealized gain on securities available
      for sale                                         --              --              --           2,431
Unrealized loss on interest rate swaps                 --              --              --            (111)
Cumulative effect of change in
     accounting principle for derivatives              --              --              --             (95)
Exercise of stock options                              --              99              --              --
ESOP shares released                                   --              55              --              --
Recognition and retention plan                         --             (13)             --              --
Common stock dividends of $0.36 per
     share (equivalent to $0.14 per share
     after the reorganization in 2003)                 --              --          (8,983)             --
                                                 --------        --------        --------        --------

Balances at December 31, 2001                    $    298         135,917         176,073           2,561

Net income                                             --              --          30,795              --
Unrealized gain on securities available
      for sale                                         --              --              --           1,463
Unrealized gain on interest rate swaps                 --              --              --             206
Minimum pension liability adjustment                   --              --              --          (2,156)
Exercise of stock options                              --             533              --              --
ESOP shares released                                   --             547              --              --
Recognition and retention plan                         --             627              --              --
Common stock dividends of $0.43 per
     share (equivalent to $0.17 per share
     after the reorganization in 2003)                 --              --         (10,794)             --
                                                 --------        --------        --------        --------

Balances at December 31, 2002                    $    298         137,624         196,074           2,074

Net income                                             --              --          36,106              --
Unrealized loss on securities available
      for sale                                         --              --              --          (4,571)
Minimum pension liability adjustment                   --              --              --           1,757
Corporate reorganization:
     Merger of First Niagara Financial Group,
        MHC pursuant to reorganization               (158)         19,607              --              --
     Treasury stock retired pursuant to
        reorganization                                (37)        (38,860)             --              --
     Exchange of common stock pursuant
        to reorganization                             161            (197)             --              --
     Proceeds from stock offering, net of
       related expenses                               410         390,535              --              --
Purchase of shares by ESOP                             --              --              --              --
Common stock issued for the acquisition
      of Finger Lakes Bancorp, Inc.                    34          33,527              --              --
Purchase of treasury shares                            --              --              --              --
Exercise of stock options                              --             165              --              --
ESOP shares released                                   --             966              --              --
Recognition and retention plan                         --           1,251              --              --
Common stock dividends of $0.22 per
     share                                             --              --         (14,642)             --
                                                 --------        --------        --------        --------

Balances at December 31, 2003                    $    708         544,618         217,538            (740)
                                                 ========        ========        ========        ========

                                                 Common          Unearned
                                                  stock       compensation -
                                                 held by      recognition and    Treasury
                                                   ESOP       retention plan      stock           Total
                                                 --------     ---------------    --------        --------

Balances at January 1, 2001                       (12,378)         (2,280)        (41,048)        244,540

Net income                                             --              --              --          21,220
Unrealized gain on securities available
      for sale                                         --              --              --           2,431
Unrealized loss on interest rate swaps                 --              --              --            (111)
Cumulative effect of change in
     accounting principle for derivatives              --              --              --             (95)
Exercise of stock options                              --              --             381             480
ESOP shares released                                  748              --              --             803
Recognition and retention plan                         --             127             218             332
Common stock dividends of $0.36 per
     share (equivalent to $0.14 per share
     after the reorganization in 2003)                 --              --              --          (8,983)
                                                 --------        --------        --------        --------

Balances at December 31, 2001                     (11,630)         (2,153)        (40,449)        260,617

Net income                                             --              --              --          30,795
Unrealized gain on securities available
      for sale                                         --              --              --           1,463
Unrealized gain on interest rate swaps                 --              --              --             206
Minimum pension liability adjustment                   --              --              --          (2,156)
Exercise of stock options                              --              --             886           1,419
ESOP shares released                                  606              --              --           1,153
Recognition and retention plan                         --            (300)            666             993
Common stock dividends of $0.43 per
     share (equivalent to $0.17 per share
     after the reorganization in 2003)                 --              --              --         (10,794)
                                                 --------        --------        --------        --------

Balances at December 31, 2002                     (11,024)         (2,453)        (38,897)        283,696

Net income                                             --              --              --          36,106
Unrealized loss on securities available
      for sale                                         --              --              --          (4,571)
Minimum pension liability adjustment                   --              --              --           1,757
Corporate reorganization:
     Merger of First Niagara Financial Group,
        MHC pursuant to reorganization                 --              --              --          19,449
     Treasury stock retired pursuant to
        reorganization                                 --              --          38,897              --
     Exchange of common stock pursuant
        to reorganization                              --              --              --             (36)
     Proceeds from stock offering, net of
       related expenses                                --              --              --         390,945
Purchase of shares by ESOP                        (20,500)             --              --         (20,500)
Common stock issued for the acquisition
      of Finger Lakes Bancorp, Inc.                    --              --              --          33,561
Purchase of treasury shares                            --              --          (1,604)         (1,604)
Exercise of stock options                              --              --             570             735
ESOP shares released                                1,125              --              --           2,091
Recognition and retention plan                         --              77            (141)          1,187
Common stock dividends of $0.22 per
     share                                             --              --              --         (14,642)
                                                 --------        --------        --------        --------

Balances at December 31, 2003                     (30,399)         (2,376)         (1,175)        728,174
                                                 ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                            2003          2002          2001
                                                                          ---------     ---------     ---------
Cash flows from operating activities:
     Net income                                                           $  36,106        30,795        21,220
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Amortization (accrual) of fees and discounts, net               14,082         3,853          (124)
             Provision for credit losses                                      7,929         6,824         4,160
             Depreciation of premises and equipment                           6,187         5,286         4,763
             Amortization of goodwill and other intangibles                   1,417           873         5,711
             Net (increase) decrease in loans held for sale                   1,602        (1,004)        1,560
             Net realized (gains) losses                                       (217)       (2,383)           83
             Stock based compensation expense                                 3,592         2,080         1,503
             Deferred income tax expense                                      2,854         1,096           829
             (Increase) decrease in other assets                             (4,023)       (1,834)        1,094
             Increase (decrease) in other liabilities                        (5,951)         (253)        2,829
                                                                          ---------     ---------     ---------

                        Net cash provided by operating activities            63,578        45,333        43,628
                                                                          ---------     ---------     ---------

Cash flows from investing activities:
     Proceeds from sales of securities available for sale                    64,734       449,110        76,751
     Proceeds from maturities of securities available for sale              381,559       196,961        65,388
     Principal payments received on securities available for sale           393,707       170,181       103,301
     Purchases of securities available for sale                            (928,709)     (756,685)     (434,582)
     Net increase in loans                                                 (100,900)     (128,740)      (35,834)
     Purchase of bank-owned life insurance                                   (5,000)           --        (4,000)
     Acquisitions, net of cash acquired                                     (32,542)         (605)         (980)
     Proceeds from the sale of business, net of cash                          5,235            --            --
     Net cash distributed for sale of banking center                             --       (21,566)           --
     Other, net                                                              (8,762)       (7,246)       (6,965)
                                                                          ---------     ---------     ---------

                        Net cash used in investing activities              (230,678)      (98,590)     (236,921)
                                                                          ---------     ---------     ---------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                    (33,773)      165,038        84,479
     Net proceeds from Conversion and Offering                              313,906        75,952            --
     (Repayments of) proceeds from short-term borrowings, net               (36,458)     (175,492)       59,209
     Proceeds from long-term borrowings                                      39,890        30,000        88,100
     Repayments of long-term borrowings                                     (16,951)      (16,518)      (18,079)
     Proceeds from exercise of stock options                                    459           942           406
     Purchase of treasury stock                                              (1,604)           --            --
     Dividends paid on common stock                                         (14,642)      (10,794)       (8,983)
                                                                          ---------     ---------     ---------

                        Net cash provided by financing activities           250,827        69,128       205,132
                                                                          ---------     ---------     ---------

Net increase in cash and cash equivalents                                    83,727        15,871        11,839

Cash and cash equivalents at beginning of year                               90,525        74,654        62,815
                                                                          ---------     ---------     ---------

Cash and cash equivalents at end of year                                  $ 174,252        90,525        74,654
                                                                          =========     =========     =========

Cash paid during the year for:
     Income taxes                                                         $  14,782        16,970        10,050
     Interest expense                                                        62,552        76,684       100,121

Acquisition and disposition of banks and financial services companies:
     Assets acquired (noncash)                                            $ 377,204            --           141
     Liabilities assumed                                                    344,201            --            67
     Assets sold (noncash)                                                    1,384         2,403            --
     Liabilities sold                                                           746        26,399            --

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

1)    Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation, which holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." The Company provides financial services to individuals and businesses in Upstate New York. The Company's business is primarily accepting deposits from customers through its banking centers and investing those deposits, together with funds generated from operations and borrowings, in residential loans, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers risk management, as well as wealth management services.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally accepted in the United States of America. Certain reclassification adjustments were made to the 2002 and 2001 financial statements to conform them to the 2003 presentation.

      The following is a description of the Company's significant accounting policies:

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of FNFG and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from banks, federal funds sold, money market accounts and other short-term investments which have a term of less than three months at the time of purchase.

      (c)   Investment Securities

            All investment securities are classified as available for sale and are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of stockholders' equity (accumulated other comprehensive income). Realized gains and losses are included in the consolidated statements of income using the specific identification method. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to operations, resulting in the establishment of a new cost basis. Premiums and discounts on investment securities are amortized/accrued to interest income utilizing the interest method.

      (d)   Loans

            Loans are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which are amortized to income using the interest method. Accrual of interest income on loans is discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. When there is doubt as to the collectibility of loan principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent repayment record, generally six months, has been demonstrated. Loans are charged off against the allowance for credit losses when it becomes evident that such balances are not fully collectible.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

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

            The Company enters into direct financing equipment lease transactions with certain commercial customers. At lease inception, the present value of future rentals and the estimated lease residual value are recorded in commercial business loans as a net investment in direct financing leases. Unearned interest income and sales commissions and other direct costs incurred are capitalized and are amortized to interest income over the lease term utilizing the interest method.

      (e)   Other Real Estate Owned

            Other real estate owned consists of property acquired in settlement of loans which are initially valued at the lower of the carrying amount of the loan or net realizable value, which is the fair value of the property, based on appraisals at foreclosure, less estimated selling costs. If warranted, these properties may be periodically adjusted throughout the holding period if the net realizable value is lower than the current basis of the asset.

      (f)   Allowance for Credit Losses

            The allowance for credit losses is established through charges to operations through the provision for credit losses. Management's evaluation of the allowance is based on a continuing review of the loan portfolio. Larger balance nonaccruing, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans and the need, if any, for a specific allowance. Losses in categories of smaller balance, homogeneous loans are estimated based on historical experience, industry trends and current trends in the real estate market and the current economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: changes in the composition of and growth in the loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      (h)   Goodwill and Intangible Assets

            The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Acquired identifiable intangible assets are amortized over their useful economic life. Core deposit and customer list intangibles are generally amortized based upon the projected discounted cash flows of the accounts acquired. Effective with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company no longer amortizes goodwill and any acquired intangible assets with an indefinite useful economic life, but is required to review these assets for impairment annually based upon guidelines specified by the Statement. The Company has established November 1st of each year as the date for conducting its annual goodwill impairment assessment. The fair value of the Company's reporting units are compared to their carrying amount, including goodwill. Reporting units are identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values are utilized to determine the fair value of the Company's reporting units.

            Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over periods of ten to twenty years and periodically assessed whether events or changes in circumstances indicated that the carrying amount of goodwill might be impaired.

      (i)   Derivative Instruments

            The Company recognizes all derivatives as either assets or liabilities in the statement of condition and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used in a qualifying hedge strategy and, if so, whether the hedge is a cash flow or fair value hedge.

      (j)   Employee Benefits

            The Company maintains non-contributory, qualified, defined benefit pension plans (the "Pension Plans") that cover substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations. The costs of the pension plans is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses. Effective February 1, 2002, the Company froze all benefit accruals and participation in the pension plan.

            The Company maintains several defined contribution plans and accrues contributions due under those plans as earned by employees. The Company also provides certain post-retirement benefits, principally health care and group life insurance ("the post-retirement plan"), to employees who meet certain age and service requirements and their beneficiaries and dependents. The expected costs of providing these post-retirement benefits are accrued during an employee's active years of service. In 2001, the Company modified its post-retirement plan so that participation was closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      (k)   Stock-Based Compensation

            The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock awards may be granted to certain officers, directors, key employees and other persons providing services to the Company. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
            - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to restricted stock awards is based upon the market value of FNFG's stock on the grant date and is accrued ratably over the required service period.

            Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

                                                                               2003           2002          2001
                                                                            ----------     ----------    ----------
                                                                            (In thousands, except per share amounts)
            Net Income:
                As reported                                                 $   36,106         30,795        21,220
                Add: Stock-based employee compensation
                         expense included in net income, net of
                         related income tax effects                                900            556           420
                 Deduct: Stock-based employee compensation
                         expense determined under the fair-value
                         based method, net of related income tax effects        (1,997)        (1,172)         (996)
                                                                            ----------     ----------    ----------

                Pro forma                                                   $   35,009         30,179        20,644
                                                                            ==========     ==========    ==========

            Basic earnings per share:
                As reported                                                 $     0.55           0.48          0.33
                Pro forma                                                         0.53           0.47          0.32

            Diluted earnings per share:
                As reported                                                 $     0.53           0.47          0.33
                Pro forma                                                         0.52           0.46          0.32

            The per share weighted-average fair value of stock options granted for 2003, 2002 and 2001 were $4.46, $3.95 and $1.62 on the date of grant, respectively, using the Black Scholes option-pricing model.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

            The following weighted-average assumptions were utilized to compute the fair value of options granted for the respective years:

                                         2003            2002            2001
                                       ---------       ---------       ---------

            Expected dividend yield     1.55%           1.51%           2.79%
            Risk-free interest rate     3.02%           3.91%           5.02%
            Expected life              6.5 years       6.5 years       7.5 years
            Expected volatility        33.14%          33.71%          32.30%
                                       =========       =========       =========

            The Company deducted 10% in each year to reflect an estimate of the probability of forfeiture prior to vesting.

      (l)   Income Taxes

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

      (m)   Earnings Per Share

            Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All per share data and references to the number of shares outstanding for purposes of calculating prior year per share amounts have been restated to give recognition to the
            2.58681 exchange ratio applied in the January 17, 2003 conversion (See note 2).

      (n)   Comprehensive Income

            Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in stockholders' equity, net of tax. The Company has reported comprehensive income and its components in the consolidated statements of comprehensive income. Accumulated other comprehensive income or loss, which is a component of stockholders' equity, represents the net unrealized gain or loss on investment securities available for sale, any cash flow hedges and the Company's minimum pension liability, net of income taxes.

      (o)   Investment and Fiduciary Services

            Assets held in fiduciary or agency capacity for customers are not included in the accompanying consolidated statements of condition, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on the fair value of assets administered.

      (p)   Use of Estimates

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      (q)   New Accounting Standards

            In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation enhances the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted Interpretation No. 45 effective January 1, 2003, which did not have a material impact on the Company's consolidated financial statements.

            In January 2003, as amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation did not have a material impact on the Company's consolidated financial statements.

(2)   Corporate Structure and Stock Offering

      FNFG was organized by First Niagara in April 1998 in connection with its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. As part of that reorganization, FNFG sold shares of common stock to eligible depositors of First Niagara and issued approximately 53% of its shares of common stock to First Niagara Financial Group, MHC (the "MHC"), a mutual holding company. As a result of share repurchases subsequent to the reorganization, the MHC's ownership interest increased to 61% of the issued and outstanding shares of common stock of FNFG.

      On January 17, 2003, the MHC converted from mutual to stock form (the "Conversion"). In connection with the Conversion, the 61% of outstanding shares of FNFG common stock owned by the MHC were sold to depositors of First Niagara and other public investors (the "Offering"). Completion of the Conversion and Offering resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share. An additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. Cash was paid in lieu of the issuance of fractional shares. In connection with the Conversion, the amount of authorized but unissued preferred stock was increased from $5.0 million to $50.0 million. The Conversion was accounted for as reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All per share data and references to the number of shares outstanding for purposes of calculating prior year per share amounts have been adjusted to give recognition to the exchange ratio applied in the Conversion. Prior year share data within the consolidated statements of condition and changes in stockholders' equity have not been restated for the exchange ratio.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Costs related to the Offering, primarily marketing fees paid to the Company's investment banking firm, professional fees, registration fees, printing and mailing costs were $19.1 million and accordingly, net offering proceeds were $390.9 million. As a result of the Conversion and Offering, FNFG was succeeded by a new, fully public, Delaware corporation with the same name and the MHC ceased to exist.

(3)   Acquisitions and Dispositions of Assets

      Acquisition of Finger Lakes Bancorp, Inc.

      On January 17, 2003, simultaneously with the Conversion and Offering, the Company acquired 100% of the outstanding common shares of Finger Lakes Bancorp, Inc. ("FLBC") the holding company of Savings Bank of the Finger Lakes ("SBFL"), headquartered in Geneva, New York. Subsequent to the acquisition, SBFL branch locations were merged into First Niagara's banking center network. The Company paid $20.00 per share, in a combination of cash and stock from the Offering. The aggregate purchase price of $67.3 million included the issuance of 3.4 million shares of FNFG stock, cash payments totaling $33.2 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $617 thousand. The value of the shares issued to FLBC shareholders was based on the Offering price of $10.00 per share. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of FLBC have been included in the consolidated statement of income from the date of acquisition.

      The following table presents unaudited pro forma information as if FLBC had been consummated on January 1, 2002. Pro forma information for 2003 is not presented since such pro forma results were not materially different from actual results. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired FLBC on January 1, 2002 (In thousands except per share amounts):

                                                            Pro forma
                                                           (unaudited)
                                                              2002
                                                           -----------

            Net interest income                             $101,355
            Noninterest income                                45,023
            Noninterest expense                               87,619
            Net income                                        32,271

            Basic earnings per share                        $   0.48
                                                            ========
            Diluted earnings per share                      $   0.47
                                                            ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The following table summarizes the purchase price allocation relating to the acquisition of FLBC. This allocation is based on the estimated fair values of assets acquired and liabilities assumed at the acquisition date (in thousands):

                                                                     January 17,
                                                                        2003
                                                                     -----------

            Cash and cash equivalents                                 $  4,873
            Securities available for sale                              146,147
            Loans, net                                                 201,084
            Goodwill                                                    28,665
            Core deposit intangible                                      2,578
            Other assets                                                27,625
                                                                      --------
                     Total assets acquired                             410,972
                                                                      --------

            Deposits                                                   259,520
            Borrowings                                                  75,621
            Other liabilities                                            8,499
                                                                      --------
                     Total liabilities assumed                         343,640
                                                                      --------

                     Net assets acquired                              $ 67,332
                                                                      ========

      The core deposit intangible acquired is being amortized over 11 years. The goodwill was assigned to the Company's banking segment of which none is deductible for tax purposes.

      Sale of NOVA Healthcare Administrators, Inc.

      On February 18, 2003, the Company sold its wholly owned third-party benefit plan administrator subsidiary, NOVA Healthcare Administrators, Inc. ("NOVA"). NOVA's assets totaled $5.8 million, including goodwill of $1.0 million and other intangibles of $1.5 million. This sale resulted in a gain of $208 thousand, net of $1.9 million of income taxes. The Company has classified the results of operations from NOVA, including the net gain on sale, as discontinued operations in the consolidated statements of income for all periods presented.

      Acquisition of Insurance Agencies

      Effective July 1, 2003, First Niagara Risk Management, Inc. ("FNRM"), the wholly owned insurance agency of First Niagara, simultaneously acquired Costello, Dreher, Kaiser Insurance Agency ("Costello") and Loomis & Co., Inc. ("Loomis"), two Rochester, New York based insurance agencies. Following completion of this transaction, the operations of Costello and Loomis were merged into FNRM. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Costello and Loomis have been included in the consolidated statement of income from the date of acquisition and as a result, the Company recorded $4.5 million of goodwill and a $2.7 million customer list intangible asset. The customer list intangible is being amortized over a weighted average of 14 years. The goodwill was assigned to the Company's financial services segment of which $2.2 million is deductible for tax purposes.

      Sale of Banking Center

      On October 25, 2002, the Company sold its Lacona Banking Center. In connection with this transaction, $2.3 million of loans and $26.4 million of deposits were sold, which resulted in a pre-tax gain of $2.4 million.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Subsequent Event - Acquisition of Troy Financial Corporation

      On January 16, 2004, FNFG acquired 100% of the outstanding common shares of Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank ("TSB") and The Troy Commercial Bank ("TCB"), which had combined assets of approximately $1.2 billion and twenty-one branch locations. Following completion of the acquisition, TSB branch locations were merged into First Niagara's banking center network and TCB became a wholly-owned subsidiary of First Niagara as a New York State chartered commercial bank. FNFG paid $35.50 per share in a combination of 43% cash and 57% common stock for all of the outstanding shares and options of TFC. This acquisition extended the Company's market area to the Albany region of New York State.

      The aggregate purchase price of approximately $356 million included the issuance of 13.3 million shares of FNFG stock, cash payments totaling approximately $152 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of approximately $3 million. The value of the shares issued to TFC shareholders of $15.15 per share was based on the average of the closing price of FNFG common stock for the five trading days immediately preceding the receipt of final bank regulatory approval on December 15, 2003. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of TFC will be included in the 2004 consolidated statement of income from the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed from TFC as of January 16, 2004, including purchase accounting adjustments, were $1.4 billion and $1.0 billion, respectively.

(4)   Investment Securities

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2003 are summarized as follows (in thousands):

                                                        Amortized   Unrealized  Unrealized      Fair
                                                           cost        gains      losses       value
                                                        ---------   ----------  ----------    --------
Debt securities:
   U.S. Government agencies                              $287,604         563      (1,109)     287,058
   States and political subdivisions                       36,766       1,433         (10)      38,189
   Corporate                                               13,708          46        (144)      13,610
                                                         --------    --------    --------     --------

            Total debt securities                         338,078       2,042      (1,263)     338,857
                                                         --------    --------    --------     --------

Mortgage-backed securities:
   Federal National Mortgage Association                  207,480         934      (1,616)     206,798
   Federal Home Loan Mortgage Corporation                 121,639         786      (1,206)     121,219
   Government National Mortgage Association                 9,959         346          (1)      10,304

   Collateralized mortgage obligations:
        Federal Home Loan Mortgage Corporation             97,419         163        (453)      97,129
        Federal National Mortgage Association              43,370         180        (214)      43,336
        Government National Mortgage Association           14,722          --        (320)      14,402
        Privately issued                                    6,411          15          (3)       6,423
                                                         --------    --------    --------     --------

            Total collateralized mortgage obligations     161,922         358        (990)     161,290
                                                         --------    --------    --------     --------

                 Total mortgage-backed securities         501,000       2,424      (3,813)     499,611
                                                         --------    --------    --------     --------

Asset-backed securities                                     2,363          39          --        2,402
Other                                                       5,009          16         (12)       5,013
                                                         --------    --------    --------     --------

                 Total securities available for sale     $846,450       4,521      (5,088)     845,883
                                                         ========    ========    ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Management has assessed the 112 securities available for sale in an unrealized loss position at December 31, 2003 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government agencies) and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the historically low interest rate environment and not to the credit deterioration of the individual issuer.

      The following table sets forth certain information regarding the Company's securities available for sale that were in an unrealized loss position at December 31, 2003 by the length of time those securities were in a continuous loss position as follows (in thousands):

                                                          Less than 12 months     12 months or longer           Total
                                                         ---------------------   ---------------------   ---------------------
                                                           Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                                          value       losses      value       losses      value       losses
                                                         --------   ----------   --------   ----------   --------   ----------
Debt securities:
   U.S. Government agencies                              $137,306       1,109          --          --     137,306       1,109
   States and political subdivisions                        4,856          10          --          --       4,856          10
   Corporate                                                7,324         111       1,871          33       9,195         144
                                                         --------    --------    --------    --------    --------    --------

            Total debt securities                         149,486       1,230       1,871          33     151,357       1,263
                                                         --------    --------    --------    --------    --------    --------

Mortgage-backed securities:
   Federal National Mortgage Association                  114,061       1,616          --          --     114,061       1,616
   Federal Home Loan Mortgage Corporation                  95,664       1,206          --          --      95,664       1,206
   Government National Mortgage Association                   111           1          --          --         111           1

   Collateralized mortgage obligations:
        Federal Home Loan Mortgage Corporation             59,822         453          --          --      59,822         453
        Federal National Mortgage Association              22,196         214          --          --      22,196         214
        Government National Mortgage Association           14,402         320          --          --      14,402         320
        Privately issued                                    2,636           2          25           1       2,661           3
                                                         --------    --------    --------    --------    --------    --------

            Total collateralized mortgage obligations      99,056         989          25           1      99,081         990
                                                         --------    --------    --------    --------    --------    --------

                 Total mortgage-backed securities         308,892       3,812          25           1     308,917       3,813
                                                         --------    --------    --------    --------    --------    --------

Other                                                       2,466          12          --          --       2,466          12
                                                         --------    --------    --------    --------    --------    --------

                 Total investment securities             $460,844       5,054       1,896          34     462,740       5,088
                                                         ========    ========    ========    ========    ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2002 are summarized as follows (in thousands):

                                                         Amortized  Unrealized  Unrealized      Fair
                                                           cost        gains      losses       value
                                                         ---------  ----------  ----------    --------
Debt securities:
   U.S. Government agencies                              $229,582       1,008          (7)     230,583
   States and political subdivisions                       32,957       1,609          --       34,566
   Corporate                                               14,665         137        (239)      14,563
                                                         --------    --------    --------     --------

            Total debt securities                         277,204       2,754        (246)     279,712
                                                         --------    --------    --------     --------

Mortgage-backed securities:
   Federal National Mortgage Association                   12,619       1,171          --       13,790
   Federal Home Loan Mortgage Corporation                  51,024       1,936          --       52,960
   Government National Mortgage Association                 9,910         659          --       10,569

   Collateralized mortgage obligations:
        Federal Home Loan Mortgage Corporation            142,008         529        (182)     142,355
        Federal National Mortgage Association              52,611         303         (65)      52,849
        Government National Mortgage Association           14,999          32          (6)      15,025
        Privately issued                                   52,543         316         (88)      52,771
                                                         --------    --------    --------     --------

            Total collateralized mortgage obligations     262,161       1,180        (341)     263,000
                                                         --------    --------    --------     --------

                 Total mortgage-backed securities         335,714       4,946        (341)     340,319
                                                         --------    --------    --------     --------

Asset-backed securities                                     3,776          63          (2)       3,837
Other                                                       8,630         596        (730)       8,496
                                                         --------    --------    --------     --------

                 Total securities available for sale     $625,324       8,359      (1,319)     632,364
                                                         ========    ========    ========     ========

      Gross realized gains and losses on securities available for sale are summarized as follows (in thousands):

                                                 2003        2002        2001
                                                -------     -------     -------

      Gross realized gains                      $ 1,208       8,924       2,080
      Gross realized losses                      (1,199)     (9,968)     (2,163)
                                                -------     -------     -------

           Net realized gains (losses)          $     9      (1,044)        (83)
                                                =======     =======     =======

      Scheduled contractual maturities of certain investment securities owned by the Company at December 31, 2003 are as follows (in thousands):

                                                            Amortized     Fair
                                                              cost       value
                                                            ---------   --------
      Debt securities:
            Within one year                                 $117,408     117,736
            After one year through five years                198,822     198,586
            After five years through ten years                 8,224       8,973
            After ten years                                   13,624      13,562
                                                            --------    --------

                  Total debt securities                      338,078     338,857
      Mortgage-backed securities                             501,000     499,611
      Asset-backed securities                                  2,363       2,402
                                                            --------    --------

                                                            $841,441     840,870
                                                            ========    ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      While the contractual maturities of mortgage and asset-backed securities generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments.

      At December 31, 2003 and 2002, $276.0 million and $228.7 million, respectively, of investment securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), repurchase agreements and deposits.

      At December 31, 2003 and 2002, no investments in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity.

      Federal funds sold and other short-term investments at December 31, 2003 include $75.0 million of securities purchased under agreements to resell. The maximum and average amount outstanding under these agreements during 2003 was $125.0 million and $72.5 million, respectively. There were no such agreements at any month-end during 2002. In connection with these agreements, the Company accepts investment securities or loans as collateral, which are maintained at a third-party custodian or with the counterparty and may not be sold or repledged. The collateral is returned at the maturity of the investment, which typically is 30 days or less.

(5)   Loans

      Loans receivable at December 31, 2003 and 2002 consist of the following (in thousands):

                                                        2003            2002
                                                    -----------     -----------
      Real estate:
            Residential                             $   949,703         933,020
            Home equity                                 179,172         136,986
            Commercial and multi-family                 653,762         473,493
             Commercial construction                     86,154         101,633
                                                    -----------     -----------

                 Total real estate loans              1,868,791       1,645,132

      Commercial business loans                         215,000         178,555
      Consumer loans                                    202,371         169,155
                                                    -----------     -----------
                 Total loans                          2,286,162       1,992,842

      Net deferred costs and unearned discounts           8,461           2,591
      Allowance for credit losses                       (25,420)        (20,873)
                                                    -----------     -----------

                 Total loans, net                   $ 2,269,203       1,974,560
                                                    ===========     ===========

      Included in commercial business loans are $78.1 million and $41.5 million of direct financing leases at December 31, 2003 and 2002, respectively. Under direct financing leases, the Company leases equipment to small businesses with terms generally ranging from two to five years. The Company originated $49.6 million, $34.6 million and $16.5 million of equipment leases during 2003, 2002 and 2001, respectively, of which $1.2 million, $2.6 million and $4.5 million were sold to outside investors, respectively. The remainder of the leases originated in 2003, 2002 and 2001 were retained by the Company.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Non-accrual loans amounted to $12.3 million, $7.5 million and $11.5 million at December 31, 2003, 2002 and 2001, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $295 thousand, $182 thousand and $604 thousand in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the balance of impaired loans amounted to $10.4 million and $4.2 million, respectively, and $1.7 million and $897 thousand, respectively, was included within the allowance for credit losses to specifically reserve for losses relating to those loans. Real estate owned at December 31, 2003 and 2002 was $543 thousand and $1.4 million, respectively.

      Residential mortgage loans include loans held for sale of $2.7 million and $4.3 million at December 31, 2003 and December 31, 2002, respectively. Loans sold amounted to $56.4 million, $55.5 million and $105.5 million in 2003, 2002 and 2001, respectively. Gains on the sale of loans amounted to $1.3 million, $1.0 million and $1.4 million in 2003, 2002 and 2001, respectively, and is included in other noninterest income in the consolidated statements of income.

      Changes in the allowance for credit losses are summarized as follows (in thousands):

                                               2003         2002         2001
                                             --------     --------     --------

      Balance, beginning of year             $ 20,873       18,727       17,746
      Provision for credit losses               7,929        6,824        4,160
      Obtained through acquisitions             2,001           --           --
      Charge-offs                              (6,760)      (5,804)      (4,071)
      Recoveries                                1,377        1,126          892
                                             --------     --------     --------

      Balance, end of year                   $ 25,420       20,873       18,727
                                             ========     ========     ========

      Virtually all of the Company's loans are to customers located in New York State. The ultimate collectibility of these loans is susceptible to changes in market conditions in this market area.

      Loans due from certain officers and directors of the Company and affiliates amounted to $1.9 million and $1.5 million at December 31, 2003 and 2002, respectively.

      Changes in capitalized mortgage servicing assets, classified within other assets in the consolidated statements of condition are summarized as follows (in thousands):

                                               2003         2002         2001
                                             --------     --------     --------
      Balance, beginning of year             $  1,408        1,265          519

      Originations                                538          482          952
      Obtained through acquisitions               425           --           --
      Amortization                               (714)        (339)        (206)
                                             --------     --------     --------

      Balance, end of year                   $  1,657        1,408        1,265
                                             ========     ========     ========

      Mortgages serviced for others by the Company amounted to $246.1 million, $242.9 million and $252.3 million at December 31, 2003, 2002 and 2001, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

(6)   Premises and Equipment

      A summary of premises and equipment at December 31, 2003 and 2002 follows (in thousands):

                                                            2003         2002
                                                          --------     --------

      Land                                                $  3,539        3,511
      Buildings and improvements                            39,456       31,190
      Furniture and equipment                               44,309       33,670
      Property under capital leases                          1,365        1,365
                                                          --------     --------

                                                            88,669       69,736
      Accumulated depreciation and amortization            (44,975)     (29,291)
                                                          --------     --------

      Premises and equipment, net                         $ 43,694       40,445
                                                          ========     ========

      Rent expense was $2.1 million, $1.8 million and $1.5 million for 2003, 2002 and 2001, respectively, and is included in occupancy and equipment expense.

(7)   Goodwill and Intangible Assets

      The following table sets forth information regarding the Company's goodwill for 2003 and 2002 (in thousands):

                                                          Financial
                                           Banking        services        Consolidated
                                           segment         segment            total
                                           --------       ---------       ------------
      Balances at January 1, 2002          $ 66,875           7,338           74,213

      Contingent earn-out                        --            (112)            (112)
                                           --------        --------         --------

      Balances at December 31, 2002          66,875           7,226           74,101

      Acquired                               28,665           4,520           33,185
      Sold                                       --          (1,028)          (1,028)
      Contingent earn-out                        --            (277)            (277)
                                           --------        --------         --------

      Balances at December 31, 2003        $ 95,540          10,441          105,981
                                           ========        ========         ========

      The Company has performed the required annual goodwill impairment tests as of November 1, 2003 and 2002. Based upon the results of these tests, the Company has determined that goodwill was not impaired as of those dates.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The following tables set forth information regarding the Company's amortizing intangible assets at December 31, 2003 and 2002 (in thousands):

                                                                  2003         2002
                                                                --------     --------
      Customer lists:
         Gross amount                                           $ 10,271       10,113
         Accumulated amortization                                 (3,693)      (3,721)
                                                                --------     --------

               Net carrying amount                                 6,578        6,392
                                                                --------     --------

      Core deposit intangible asset:
         Gross amount                                              2,578           --
         Accumulated amortization                                   (439)          --
                                                                --------     --------

               Net carrying amount                                 2,139           --
                                                                --------     --------

                     Total amortizing intangible assets, net    $  8,717        6,392
                                                                ========     ========

      Estimated future amortization expense over the next five years for intangible assets outstanding at December 31, 2003 is as follows:

                  2004                                $1,381
                  2005                                 1,276
                  2006                                 1,246
                  2007                                 1,122
                  2008                                 1,038
                                                      ======

      Effective January 1, 2002, in accordance with SFAS No. 142, the Company no longer amortized goodwill. The following is a reconciliation of reported net income and earnings per share for the year ended December 31, 2001 to net income and earnings per share adjusted as if SFAS No. 142 had been adopted on January 1, 2001 (in thousands except per share amounts):

                                                            2001
                                                         ----------
      Net income:
          As reported                                    $   21,220
          Add back: Goodwill amortization                     4,742
                                                         ----------

          Adjusted net income                            $   25,962
                                                         ==========

      Basic earnings per share:
          As reported                                    $     0.33
          Add back: Goodwill amortization                      0.08
                                                         ----------

          Adjusted basic earnings per share              $     0.41
                                                         ==========

      Diluted earnings per share:
          As reported                                    $     0.33
          Add back: Goodwill amortization                      0.07
                                                         ----------

          Adjusted diluted earnings per share            $     0.40
                                                         ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

(8)   Other Assets

      A summary of other assets at December 31, 2003 and 2002 follows (in thousands):

                                                             2003         2002
                                                            -------      -------

      FHLB stock                                            $19,221       20,863
      Accrued interest receivable                            14,913       12,093
      Other receivables and prepaid assets                   12,061        7,975
      Net deferred tax assets (see note 15)                  11,296        9,188
      Other                                                  13,519       12,207
                                                            -------      -------

                                                            $71,010       62,326
                                                            =======      =======

      Included in other assets are $4.6 million and $3.6 million of limited partnership investments at December 31, 2003 and 2002, respectively. These investments were made primarily for Community Reinvestment Act purposes and are accounted for using the equity method. At December 31, 2003, the Company had $1.0 million in outstanding funding commitments to these partnerships.

(9)   Deposits

      Deposits consist of the following at December 31, 2003 and 2002 (in thousands):

                                                                 2003                       2002
                                                         --------------------        --------------------
                                                                     Weighted                    Weighted
                                                                      average                     average
                                                          Balance      rate           Balance      rate
                                                         --------------------        --------------------
      Savings                                            $  654,320     0.78%           708,846     1.48%
      Certificates of deposit, maturing:
              Within one year                               777,160     2.34            630,587     3.15
              After one year, through two years             140,717     3.09            195,372     3.24
              After two years, through three years           48,686     4.37             20,499     4.68
              After three years, through four years          17,808     3.83             25,231     4.50
              After four years, through five years            4,919     3.08              4,906     4.17
              After five years                                2,255     4.32              2,651     4.72
                                                         ----------                  ----------
                                                            991,545     2.58            879,246     3.26
                                                         ----------                  ----------
      Checking:
              Interest-bearing                              538,967     0.80            467,550     1.18
              Noninterest-bearing                           154,672       --            134,160       --
                                                         ----------                  ----------
                                                            693,639                     601,710
                                                         ----------                  ----------

        Mortgagors' payments held in escrow                  15,712       --             15,619     2.00
                                                         ----------                  ----------
                                                         $2,355,216     1.49%         2,205,421     2.04%
                                                         ==========                  ==========

      Deposits at December 31, 2002 included approximately $89.2 million of stock subscription proceeds in connection with the Company's second step stock offering and $13.0 million from the MHC. Those funds were withdrawn from their respective deposit accounts and credited to stockholders' equity upon completion of the Conversion and Offering on January 17, 2003.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Interest expense on deposits is summarized as follows (in thousands):

                                                2003         2002         2001
                                               -------      -------      -------

      Certificates of deposit                  $29,232       32,774       47,284
      Savings                                    6,809       12,750       10,919
      Interest-bearing checking                  4,767        7,791       15,878
      Mortgagors' payments
            held in escrow                          --          296          328
                                               -------      -------      -------

                                               $40,808       53,611       74,409
                                               =======      =======      =======

      Certificates of deposit issued in amounts over $100 thousand amounted to $198.0 million, $170.0 million and $157.8 million at December 31, 2003, 2002 and 2001, respectively. Interest expense thereon approximated $5.8 million, $6.3 million and $9.3 million in 2003, 2002 and 2001, respectively. The Federal Deposit Insurance Corporation insures deposit amounts up to $100 thousand. Interest rates on certificates of deposit range from 1.00% to 7.70% at December 31, 2003.

(10)  Other Borrowed Funds

      Information relating to outstanding borrowings at December 31, 2003 and 2002 is summarized as follows (in thousands):

                                                            2003          2002
                                                          --------      --------
      Short-term borrowings:
             FHLB advances                                $ 31,573        48,180
             Repurchase agreements                          55,575        15,132
             Loan payable to First Niagara
                   Financial Group, MHC                         --         6,000
                                                          --------      --------

                                                          $ 87,148        69,312
                                                          ========      ========
      Long-term borrowings:
             FHLB advances                                $182,928       187,823
             Repurchase agreements                         187,890       140,000
                                                          --------      --------

                                                          $370,818       327,823
                                                          ========      ========

      FHLB advances generally bear fixed interest rates ranging from 1.24% to 7.71% and had a weighted average rate of 5.37% at December 31, 2003. Repurchase agreements generally bear fixed interest rates ranging from 0.80% to 6.75% and had a weighted average rate of 4.58% at December 31, 2003.

      Interest expense on borrowings is summarized as follows (in thousands):

                                                2003         2002         2001
                                               -------      -------      -------

      FHLB advances                            $11,328       14,081       16,514
      Repurchase agreements                     10,408        8,256        7,669
      Loan payable to First Niagara
            Financial Group, MHC                    --          153          394
      Commercial bank loan                          --            6          366
                                               -------      -------      -------

                                               $21,736       22,496       24,943
                                               =======      =======      =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The Company has lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2003, the FHLB line of credit totaled $895.6 million with $214.5 million outstanding. The FRB and commercial bank lines of credit totaled $36.5 million and $25.0 million, respectively, with no borrowings outstanding on either line as of December 31, 2003. Approximately $233.7 million of residential mortgage and multifamily loans were pledged to secure the amount outstanding under the FHLB line of credit at December 31, 2003. As part of the commercial bank line of credit agreement, FNFG will pledge shares of First Niagara common stock equal to two times the borrowings outstanding.

      As of December 31, 2003, the Company had entered into repurchase agreements with the FHLB and various broker-dealers, whereby securities available for sale with a carrying value of $243.5 million were pledged to collateralize the borrowings. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturities of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2003, there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of stockholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

      The aggregate maturities of long-term borrowings at December 31, 2003 are as follows (in thousands):

                        2005                  $ 96,239
                        2006                    59,268
                        2007                    39,164
                        2008                    78,160
                  Thereafter                    97,987
                                              --------

                                              $370,818
                                              ========

(11)  Commitments and Contingent Liabilities

      Loan Commitments

      In the ordinary course of business, the Company extends commitments to originate residential mortgages, commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit. The Company had outstanding commitments to originate loans of approximately $115.9 million and $124.6 million at December 31, 2003 and 2002, respectively. Commitments to sell residential mortgages amounted to $3.8 million and $5.0 million at December 31, 2003 and 2002, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. As the borrower is able to draw on these lines as needed, the funding requirements are generally unpredictable. Unused lines of credit amounted to $234.3 million and $167.4 million at December 31, 2003 and 2002, respectively. The Company also issues standby letters of credit to third parties, which guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract with the third-party. Standby letters of credit amounted to $20.4 million and $12.1 million at December 31, 2003 and 2002, respectively. Since a significant portion of unused commercial lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      Lease Obligations

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2003 were $2.2 million in 2004; $2.1 million in 2005; $2.0 million in 2006; $1.7 million in 2007;
      $1.6 million in 2008; and $7.1 million thereafter through 2021. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company.

      Liquidation Account

      First Niagara established liquidation accounts at the time of its conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company in April 1998 and at the time of its conversion from a mutual holding company structure to stock form in January 2003. The liquidation accounts were established in an amount equal to First Niagara's net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus for each conversion. In the event of a complete liquidation of First Niagara, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation accounts in an amount equal to their current adjusted account balance for all such depositors then holding qualifying deposits in First Niagara. Accordingly, retained earnings of the Company are deemed to be restricted up to the balances of the liquidation accounts at December 31, 2003 and 2002. The liquidation accounts are maintained for the benefit of eligible pre-conversion account holders who continue to maintain their accounts at First Niagara after the conversions. Similarly, liquidation accounts are also maintained for depositors of acquired banks in connection with their conversions. The liquidation accounts, which are reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $214.2 million at December 31, 2003 and $38.6 million at December 31, 2002.

      Dividends

      FNFG's ability to pay dividends to its shareholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval would be required prior to First Niagara declaring any dividends in excess of net income for that year plus net income retained in the two preceding years. First Niagara must file a notice with the Office of Thrift Supervision ("OTS") at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Contingent Liabilities

      In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements.

      Other

      The Company has commitments to invest in certain Community Reinvestment Act limited partnerships as discussed in note 8. The Company also has investment securities pledged to secure borrowings, lines of credit, repurchase agreements and deposits as discussed in note 4.

(12)  Capital

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

      The actual capital amounts and ratios for First Niagara at December 31, 2003 and 2002 are presented in the following table (in thousands):

                                                                                 To be well capitalized
                                                                Minimum         under prompt corrective
                                      Actual                capital adequacy       action provisions
                               -------------------       -------------------    -----------------------
                                Amount      Ratio         Amount      Ratio        Amount      Ratio
                               --------   --------       --------   --------      --------   --------
December 31, 2003:
Tangible capital               $411,562      11.87%      $ 52,017       1.50%     $    N/A        N/A%
Tier 1 (core) capital           413,700      11.92        138,797       4.00       173,496       5.00
Tier 1 risk-based capital       413,700      17.94            N/A        N/A       138,366       6.00
Total risk-based capital        439,120      19.04        184,488       8.00       230,610      10.00

December 31, 2002:
Tangible capital               $186,218       6.54%      $ 42,699       1.50%     $    N/A        N/A%
Tier 1 (core) capital           186,218       6.54        113,863       4.00       142,328       5.00
Tier 1 risk-based capital       186,218      10.27            N/A        N/A       108,743       6.00
Total risk-based capital        205,508      11.34        144,990       8.00       181,238      10.00

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The following is a reconciliation of stockholders' equity under generally accepted accounting principles ("GAAP") to regulatory capital for First Niagara at December 31, 2003 an 2002 (in thousands):

                                                                          2003           2002
                                                                       ---------       ---------
      GAAP stockholders' equity                                        $ 525,846         270,946
      Capital adjustments:
           Goodwill and other intangible assets                         (114,698)        (80,493)
           Qualifying intangible assets                                    2,139              --
           Unrealized losses on equity securities available
               for sale (net of tax)                                          --            (408)
           Fair value adjustment included in stockholders' equity            340          (3,930)
           Disallowed portion of mortgage servicing rights                  (166)           (140)
           Minority interest                                                 239             243
                                                                       ---------       ---------
               Tier 1 capital                                            413,700         186,218

           Allowable portion of allowance for credit losses               25,420          20,873
           Fair value of equity securities                                    --          (1,583)
                                                                       ---------       ---------
               Total capital                                           $ 439,120         205,508
                                                                       =========       =========

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

      Management believes that as of December 31, 2003, First Niagara met all capital adequacy requirements to which it was subject. Further, the most recent Federal Deposit Insurance Corporation notification categorized First Niagara as a well-capitalized institution under the prompt corrective action regulations. Management is unaware of any conditions or events since the latest notification from federal regulators, including the acquisition of TFC, that have changed the capital adequacy category of First Niagara.

      In July 2003 the Company received approval from its Board of Directors and a regulatory non-objection from the OTS to its request to repurchase up to
      2.1 million (3%) of its outstanding common stock in order to fund currently exercisable stock options. The regulatory non-objection was necessary because the repurchase program will commence less than one year from the date of the Company's reorganization and second step stock offering on January 17, 2003. As of December 31, 2003, 110 thousand shares have been repurchased under this program at an average cost of $14.58 per share.

(13)  Derivative and Hedging Activities

      During 1999 and 2000 the Company entered into interest rate swap agreements to manage the interest rate risk related to its Money Market Deposit Accounts ("MMDA"). Under the agreements the Company paid an annual fixed rate of interest and received a floating three-month U.S. Dollar LIBOR rate over a two-year period. The last of the Company's interest rate swap agreements expired in December 2002. Since the swap agreements qualified as cash flow hedges, the Company recognized the portion of the change in fair value of the interest rate swaps that was considered effective in hedging cash flows as a direct charge or credit to other comprehensive income, net of tax, each period. The Company intends to continue to analyze the future utilization of swap agreements as part of its overall asset and liability management process.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The following table illustrates the effect of interest rate swaps on other comprehensive income for 2002 and 2001 (in thousands):

                                                  Before-tax  Income  Net-of-tax
                                                    amount     taxes    amount
                                                  ----------  ------  ---------
      Year ended December 31, 2002:
      Net unrealized losses arising during 2002     $(175)        70       (105)
      Reclassification adjustment for realized
          losses included in net income               518       (207)       311
                                                    -----      -----      -----
      Net gains included in other
          comprehensive income                      $ 343       (137)       206
                                                    =====      =====      =====

      Year ended December 31, 2001:
      Net unrealized losses arising during 2001     $(837)       334       (503)
      Reclassification adjustment for realized
          losses included in net income               652       (260)       392
                                                    -----      -----      -----
      Net losses included in other
          comprehensive income                      $(185)        74       (111)
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

(14)  Stock Based Compensation

      The Company has two stock based compensation plans pursuant to which options may be granted to officers, directors and key employees. The 1999 Stock Option Plan authorizes grants of options to purchase up to 1,390,660 shares of common stock. In 2002, the Board of Directors and stockholders of FNFG adopted a long-term incentive stock benefit plan. This plan authorizes the issuance of up to 834,396 shares of common stock pursuant to grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2003 and 2002, only stock options were granted under this plan. Under both plans, stock options are granted with an exercise price equal to the stock's market value on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 4 to 5 years from the grant date. At December 31, 2003, there were a total of 1.3 million shares available for grant under these plans. All stock options and restricted stock awards outstanding and available for grant on January 17, 2003 were adjusted for the 2.58681 exchange ratio applied in the Conversion. Prior year share and per share amounts within this note have not been adjusted for this exchange ratio.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The following is a summary of stock option activity for 2003, 2002 and 2001:

                                                                    Weighted
                                                      Number of      average
                                                        shares    exercise price
                                                      ---------   --------------

      Balance at January 1, 2001                      1,239,150       $10.12
           Granted                                      173,375        13.06
           Exercised                                    (39,700)       10.22
           Forfeited                                   (120,600)       10.23
                                                      ---------

      Balance at December 31, 2001                    1,252,225        10.51
           Granted                                      164,868        29.38
           Exercised                                    (90,350)       10.43
                                                      ---------

      Balance at December 31, 2002                    1,326,743        12.86

           January 17, 2003 Conversion                2,105,289         4.97
           Granted                                      667,900        13.73
           Exercised                                   (104,823)        4.38
           Forfeited                                    (65,858)        7.13
                                                      ---------

      Balance at December 31, 2003                    3,929,251       $ 6.44
                                                      =========

      The following is a summary of stock options outstanding at December 31, 2003, 2002 and 2001:

                                               Weighted     Weighted                      Weighted
                                                average      average                       average
                                Options        exercise     remaining       Options       exercise
  Exercise price              outstanding       price      life (years)   exercisable      price
------------------            -----------     ---------    ------------   -----------     ---------
December 31, 2003:
$3.49 - $3.65                    965,510      $    3.51        6.44          668,152      $    3.51
$4.16 - $5.93                  1,859,766      $    4.30        5.74        1,454,209      $    4.24
$6.52 - $9.80                    109,939      $    8.83        8.26           35,569      $    8.31
$11.25 - $16.21                  994,036      $   13.03        9.21          151,854      $   12.06
                               ---------                                   ---------
                    Total      3,929,251      $    6.44        6.86        2,309,784      $    4.60
                               =========                                   =========

December 31, 2002:
$9.03 - $12.60                 1,135,375      $   10.41        6.99          544,495      $   10.37
$13.80 - $16.86                   26,500      $   15.48        8.73            5,125      $   15.67
$25.35 - $31.54                  164,868      $   29.38        9.62               --             --
                               ---------                                   ---------
                    Total      1,326,743      $   12.86        7.35          549,620      $   10.42
                               =========                                   =========

December 31, 2001:
$9.03 - $12.60                 1,224,725      $   10.40        7.97          348,500      $   10.35
$13.80 - $16.86                   27,500      $   15.47        9.73               --             --
                               ---------                                   ---------
                    Total      1,252,225      $   10.51        8.01          348,500      $   10.35
                               =========                                   =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      During 1999, the Company allocated 556,264 shares for issuance under a Restricted Stock Plan. The plan grants shares of FNFG's stock to executive management, members of the Board of Directors and key employees. The restricted stock generally becomes fully vested over five years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted. At December 31, 2003, there were 358,095 unvested shares outstanding and 317,856 additional shares available for grant under the plan. Shares granted under the Restricted Stock Plan during 2003, 2002 and 2001 totaled 97,100, 45,315 and 51,500, respectively, and had a weighted average market value on the date of grant of $13.49, $26.99 and $13.51, respectively. Compensation expense related to this plan amounted to $1.4 million, $927 thousand and $648 thousand for 2003, 2002 and 2001, respectively.

(15)  Income Taxes

      Total income taxes were allocated as follows (in thousands):

                                                 2003           2002           2001
                                               --------       --------       --------
      Income from continuing operations        $ 18,646         18,752         12,427
      Income from discontinued operations         1,868            402            276
      Stockholders' equity                       (1,855)        (1,345)        (1,403)
                                               ========       ========       ========

      The components of income taxes attributable to income from continuing and discontinued operations are as follows (in thousands):

                                                  2003        2002         2001
                                                -------     -------      -------
      Continuing Operations:
      Current:
              Federal                           $14,888      16,182       11,157
              State                                 901       1,470          450
                                                -------     -------      -------
                                                 15,789      17,652       11,607
                                                -------     -------      -------
      Deferred:
              Federal                             2,447        (549)         801
              State                                 410       1,649           19
                                                -------     -------      -------
                                                  2,857       1,100          820
                                                -------     -------      -------
              Income taxes from continuing
                     operations                  18,646      18,752       12,427
          Income taxes from discontinued
              operations                          1,868         402          276
                                                -------     -------      -------

              Total income taxes                $20,514      19,154       12,703
                                                =======     =======      =======

      As discussed further in note 3, during 2003 the Company sold its wholly-owned subsidiary, NOVA, which generated a pre-tax gain of $2.1 million. For income tax purposes, this sale was treated as an asset sale, which resulted in approximately $1.9 million in federal and state tax expense.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The Company's effective tax rate for 2003, 2002 and 2001 were 36.2%, 38.3% and 37.4%, respectively. Income tax expense attributable to income from continuing operations differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                                   2003           2002           2001
                                                                 --------       --------       --------
      Expected tax expense from continuing operations            $ 19,106         17,206         11,757
      Increase (decrease) attributable to:
               State income taxes, net of Federal
                     benefit and deferred state tax                   757            820            312
               Bank-owned life insurance income                    (1,202)          (930)          (877)
               Municipal interest                                    (499)          (430)          (537)
               Nondeductible ESOP expense                             450            209            102
               Amortization of goodwill and intangibles               186            233          1,796
               New York State bad debt tax expense
                     recapture, net of Federal benefit                 --          1,784             --
               Other                                                 (152)          (140)          (126)
                                                                 --------       --------       --------

                    Income taxes from continuing operations      $ 18,646         18,752         12,427
                                                                 ========       ========       ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

                                                                    2003           2002
                                                                  --------       --------
      Deferred tax assets:
           Financial statement allowance for credit losses        $ 10,226          8,328
           Net purchase discount on acquired companies                 663          1,738
           Deferred compensation                                     2,749          2,144
           Post-retirement benefit obligation                        1,626          1,403
           Unrealized loss on securities available for sale            228             --
           Net operating loss carryforwards acquired                 1,228             --
           Acquired intangibles                                         --            696
           Pension obligation                                           --          1,135
           Other                                                       568            528
                                                                  --------       --------

                     Total gross deferred tax assets                17,288         15,972
                     Valuation allowance                                --             --
                                                                  --------       --------
                     Net deferred tax assets                        17,288         15,972
                                                                  --------       --------
      Deferred tax liabilities:
           Tax return allowance for credit losses, in excess
                 of base year amount                                (1,930)        (2,266)
           Unrealized gain on securities available for sale             --         (2,808)
           Excess of tax return depreciation over financial
                 statement depreciation                             (1,179)        (1,078)
           Acquired intangibles                                       (797)            --
           Pension obligation                                       (1,421)            --
           Other                                                      (665)          (632)
                                                                  --------       --------

                       Total gross deferred tax liabilities         (5,992)        (6,784)
                                                                  --------       --------

                        Net deferred tax asset                    $ 11,296          9,188
                                                                  ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Prior to 2002, First Niagara was subject to special provisions in the New York State tax law that allowed it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve") as long as First Niagara was able to maintain the required percentage of qualified assets (primarily residential mortgages and mortgage-backed securities) to total assets. In 2002, First Niagara was no longer able to maintain this required percentage of qualified assets, as prescribed by the tax law, and therefore is required to repay this excess reserve. Accordingly, the Company recorded a $1.8 million deferred tax liability for the recapture of this excess reserve in the second quarter of 2002. It is anticipated that the tax liability will be repaid over a period of 10 to 15 years.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

(16)  Earnings Per Share

      The computation of basic and diluted earnings per share follows. All references to the number of shares outstanding for purposes of calculating prior year per share amounts are restated to give recognition to the
      2.58681 exchange ratio applied in the January 17, 2003 Conversion. Amounts in the table are in thousands except per share amounts.

                                                                          2003           2002           2001
                                                                        --------       --------       --------
      Net income available to common stockholders                       $ 36,106         30,795         21,220
                                                                        ========       ========       ========

      Weighted average shares outstanding:
           Total shares issued                                            71,069         76,973         76,973
           Unallocated ESOP shares                                        (4,050)        (2,227)        (2,364)
           Unvested restricted stock awards                                 (433)          (567)          (656)
           Treasury shares                                                  (475)        (9,734)        (9,986)
                                                                        --------       --------       --------

                 Total basic weighted average shares outstanding          66,111         64,445         63,967

           Incremental shares from assumed exercise of
               stock options                                               1,436          1,224            569
           Incremental shares from assumed vesting of
               restricted stock awards                                       207            214            160
                                                                        --------       --------       --------

                 Total diluted weighted average shares outstanding        67,754         65,883         64,696
                                                                        ========       ========       ========

      Basic earnings per share                                          $   0.55           0.48           0.33
                                                                        ========       ========       ========

      Diluted earnings per share                                        $   0.53           0.47           0.33
                                                                        ========       ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

(17)  Benefit Plans

      Pension Plans

      Information regarding the Company's pension plans at December 31, 2003 and 2002 are as follows (in thousands):

                                                                              2003           2002
                                                                            --------       --------
      Change in projected benefit obligation:
           Projected benefit obligation at beginning of year                $ 11,173         11,874
           Projected benefit obligation acquired                               2,632             --
           Service cost                                                           41            288
           Interest cost                                                         868            751
           Actuarial loss                                                        825          1,290
           Benefits paid                                                        (476)          (331)
           Settlements                                                          (206)           (23)
           Plan amendments                                                        --            119
           Curtailment                                                            --         (2,795)
                                                                            --------       --------

           Projected benefit obligation at end of year                        14,857         11,173
                                                                            --------       --------

      Change in fair value of plan assets:
           Fair value of plan assets at beginning of year                      8,186          9,763
           Plan assets acquired                                                2,412             --
           Employer contributions                                              3,700             --
           Actual gain (loss) on plan assets                                   1,059         (1,223)
           Benefits paid                                                        (476)          (331)
           Settlements                                                          (206)           (23)
                                                                            --------       --------

           Fair value of plan assets at end of year                           14,675          8,186
                                                                            --------       --------

           Projected benefit obligation in excess of plan
               assets at end of year                                            (182)        (2,987)
           Unrecognized actuarial loss                                         4,060          3,587
                                                                            --------       --------

      Prepaid pension costs                                                 $  3,878            600
                                                                            ========       ========

      Accumulated benefit obligation                                        $ 14,857         11,173
                                                                            ========       ========

      Amounts recognized in the consolidated balance sheet consist of:

           Prepaid pension costs                                            $  3,878            600
           Accumulated other comprehensive loss, net of tax                     (130)        (2,156)

      On January 17, 2003, in connection with its acquisition of FLBC, the Company became the sponsor of SBFL's retirement plan, which was frozen on December 31, 2002. As of October 1, 2003, this plan had an accumulated benefit obligation of $3.0 million and a fair value of plan assets of $2.5 million. As a result, the Company has recorded a $206 thousand pension liability and a $216 thousand (gross) additional minimum pension liability, included as a reduction of stockholders' equity net of taxes of $86 thousand. During 2003 the Company contributed $3.7 million to its defined benefit pension plan and does not anticipate making any contributions in 2004. As of December 31, 2003, the Company has met all minimum ERISA funding requirements. As of October 1, 2002 the accumulated benefit obligation of First Niagara's pension plan exceeded the fair value of its assets and the Company recorded a $3.6 million (gross) additional minimum pension liability net of taxes of $1.4 million.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Net pension cost is comprised of the following (in thousands):

                                                       2003         2002         2001
                                                      ------       ------       ------
      Service cost                                    $   41          288          676
      Interest cost                                      868          751          739
      Expected return on plan assets                    (873)        (892)      (1,026)
      Amortization of unrecognized gain                  217           --         (152)
      Amortization of unrecognized
           prior service liability                        --           58          121
      Curtailment credit                                  --         (998)          --
                                                      ------       ------       ------

                Net periodic pension cost (gain)      $  253         (793)         358
                                                      ======       ======       ======

      Effective February 1, 2002, the Company froze all benefit accruals and participation in the First Niagara pension plan. Accordingly, subsequent to that date, no employees will be permitted to commence participation in the plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the plan. As a result, the Company recognized a one-time pension curtailment gain of $998 thousand in 2002.

      The principal actuarial assumptions used were as follows:

                                                              2003       2002       2001
                                                              ----       ----       ----
       Discount rate                                          6.00%      6.50%      7.25%
       Expected long-term rate of return on plan assets       9.00%      8.50%      9.00%
       Assumed rate of future compensation increases          N/A        N/A        4.50%
                                                              ====       ====       ====

      The expected long-term rate of return on plan assets assumption was determined based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn a return above the inflation rate in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected return.

      The weighted average asset allocation of the Company's pension plans at October 1, 2003 and 2002, the plans measurement date, were as follows (in thousands):

                                                              2003   2002
                                                              ----   ----
         Asset Category:
      Equity mutual funds                                      67%    62%
      Bond mutual funds                                        33%    38%
                                                              ---    ---
                                                              100%   100%
                                                              ===    ===

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The Company's target allocation for investment in equity mutual funds is 60% - 70% with a mix between large cap core and value, small cap and international companies. The target allocation for bond mutual fund investments is 30% - 40% with a mix between actively managed and intermediate bond funds. This allocation is consistent with the Company's goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. If the plans are underfunded, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 5% from the target.

      Other Post-retirement Benefits

      A reconciliation of the benefit obligation and accrued benefit cost of the Company's post-retirement plan at December 31, 2003 and 2002 are as follows (in thousands):

                                                                      2003          2002
                                                                     -------       -------
      Change in accumulated post-retirement benefit obligation:
           Accumulated post-retirement benefit
                    obligation at beginning of year                  $ 4,011         3,284
               Post-retirement benefit obligation acquired               610            --
               Interest cost                                             277           230
               Actuarial loss                                            408           792
               Benefits paid                                            (319)         (295)
                                                                     -------       -------
           Accumulated post-retirement benefit obligation
               at end of year                                          4,987         4,011

           Fair value of plan assets at end of year                       --            --
                                                                     -------       -------

           Post-retirement benefit obligation in excess
                    of plan assets at end of year                     (4,987)       (4,011)
               Unrecognized actuarial loss                             1,667         1,313
               Unrecognized prior service credit                        (755)         (819)
                                                                     -------       -------
           Accrued post-retirement benefit
               cost at end of year                                   $(4,075)       (3,517)
                                                                     =======       =======
           Accumulated post-retirement benefit obligation            $ 4,987         4,011
                                                                     =======       =======

      The components of net periodic post-retirement benefit cost are as follows (in thousands):

                                                              2003        2002        2001
                                                             -----       -----       -----
      Service cost                                           $  --          --          47
      Interest cost                                            277         230         208
      Amortization of unrecognized loss                         53          13           1
      Amortization of unrecognized prior service credit        (64)        (64)        (46)
      Curtailment credit                                        --          --         (11)
                                                             -----       -----       -----

           Total periodic cost                               $ 266         179         199
                                                             =====       =====       =====

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      The principal actuarial assumptions used were as follows:

                                                      2003      2002      2001
                                                      ----      ----      ----
      Discount rate                                   6.00%     6.50%     7.25%
      Assumed rate of future compensation increase    4.00%     4.00%     4.50%
                                                      ====      ====      ====

      The Company uses an October 1 measurement date for its post-retirement plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.00% for 2004, and gradually decreased to 4.50% by 2008 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2003 would have increased by 13.2% and the aggregate of service and interest cost would have increased by 7.4%. If the rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2003 would have decreased by 11.2% and the aggregate of service and interest cost would have decreased by 6.3%.

      Effective January 19, 2001, the Company modified its post-retirement health care and life insurance plan. Participation in the plan was closed to those employees who did not meet the retirement eligibility requirements as of December 31, 2001. The Company does not anticipate making any contributions to its post-retirement plan in 2004.

      401(k) Plan

      All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Company contributes an amount to the plan equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. The Company's contribution to these plans amounted to $1.4 million, $1.3 million and $1.2 million for 2003, 2002 and 2001, respectively.

      Employee Stock Ownership Plan ("ESOP")

      The Company's ESOP plan is accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." All full-time and part-time employees of the Company that meet certain age and service requirements are eligible to participate. The ESOP holds shares of FNFG common stock that were purchased in the 1998 initial public offering, the January 2003 Offering and in the open market. The 2,050,000 shares purchased in the Offering were purchased at the $10 per share offering price. All allocated and unallocated shares of FNFG stock held by the ESOP on January 17, 2003 were adjusted by the 2.58681 exchange ratio applied in the conversion. The purchased shares were funded by loans in 1998 and 2003 from FNFG payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from First Niagara and dividends on allocated and unallocated FNFG stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are committed to be released and subsequently allocated to employee accounts. Compensation expense is recognized in an amount equal to the average market price of the shares to be released during the respective year. Compensation expense of $2.0 million, $1.1 million and $803 thousand was recognized for 2003, 2002 and 2001, respectively, in connection with the 154,499, 45,786 and 56,550 shares allocated to participants during those respective years. The amount of allocated and unallocated FNFG shares held by the ESOP were 4,049,658 and 713,245, respectively, at December 31, 2003 and 832,747 and 225,252, respectively, at December 31, 2002. The fair value of unallocated ESOP shares was $60.6 million at December 31, 2003 and $21.8 million at December 31, 2002.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans amounted to $3.7 million, $2.5 million and $2.5 million for 2003, 2002 and 2001, respectively. The Company also maintains various unfunded supplemental benefit plans for certain former and present executive officers. The accrued benefit liability under these plans was $2.4 million and $697 thousand at December 31, 2003 and 2002, respectively.

(18)  Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

                                                  Carrying        Estimated fair
                                                   value              value
                                                 ----------       --------------
      December 31, 2003:
           Financial assets:
               Cash and cash equivalents         $  174,252              174,252
               Securities available for sale        845,883              845,883
               Loans, net                         2,269,203            2,335,908
               Accrued interest receivable           14,913               14,913
               FHLB stock                            19,221               19,221
           Financial liabilities:
               Deposits                          $2,355,216            2,362,520
               Borrowings                           457,966              485,777
               Accrued interest payable               2,372                2,372

      December 31, 2002:
           Financial assets:
               Cash and cash equivalents         $   90,525               90,525
               Securities available for sale        632,364              632,364
               Loans, net                         1,974,560            2,073,157
               Accrued interest receivable           12,093               12,093
               FHLB stock                            20,863               20,863
           Financial liabilities:
               Deposits                          $2,205,421            2,212,379
               Borrowings                           397,135              427,572
               Accrued interest payable               2,380                2,380

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

                  Years Ended December 31, 2003, 2002 and 2001

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

      Accrued Interest Receivable and Payable

      The fair value of accrued interest receivable on loans and investments and accrued interest payable on deposits and borrowings approximates the carrying value because all interest is receivable or payable in 90 to 120 days.

      FHLB Stock

      FHLB stock carrying value approximates fair value.

      Deposits

      The fair value of deposits with no stated maturity, such as savings, money market and checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, using rates currently offered for deposits of similar remaining maturities.

      Borrowings

      The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity using current market rates.

      Commitments

      The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in note 11.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

(19)  Segment Information

      The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance, investment advisory and trust operations, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. The results of operations from NOVA, the third-party benefit plan administrator subsidiary sold in February 2003, are included as discontinued operations in the financial services segment. Transactions between the banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

      Information for the Company's segments at or for the years ended December 31, 2003, 2002 and 2001 is presented in the following table (in thousands):

                                                                  Financial
                                                   Banking         services                       Consolidated
                                                  activities      activities     Eliminations        total
                                                  ----------      ----------     ------------     ------------
       2003
       Interest income                            $  169,983              86            (110)         169,959
       Interest expense                               62,629              25            (110)          62,544
                                                  ----------      ----------      ----------       ----------
            Net interest income                      107,354              61              --          107,415
       Provision for credit losses                     7,929              --              --            7,929
                                                  ----------      ----------      ----------       ----------
            Net interest income after
               provision for credit losses            99,425              61              --           99,486
       Noninterest income                             25,070          18,346             (37)          43,379
       Amortization of intangibles                       439             945              --            1,384
       Other noninterest expense                      72,420          14,510             (37)          86,893
                                                  ----------      ----------      ----------       ----------
           Income from continuing operations
               before income taxes                    51,636           2,952              --           54,588
      Income taxes from continuing
           operations                                 17,432           1,214              --           18,646
                                                  ----------      ----------      ----------       ----------
           Income from continuing operations          34,204           1,738              --           35,942
      Income from discontinued operations                 --             164              --              164
                                                  ----------      ----------      ----------       ----------
            Net income                            $   34,204           1,902              --           36,106
                                                  ==========      ==========      ==========       ==========

      Total assets                                $3,578,550          25,128         (14,171)       3,589,507
                                                  ==========      ==========      ==========       ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                                                            Financial
                                             Banking         services                        Consolidated
                                            activities      activities     Eliminations          total
                                            ----------      ----------     ------------      ------------
2002
Interest income                             $  167,637             105            (105)         167,637
Interest expense                                76,212              --            (105)          76,107
                                            ----------      ----------      ----------       ----------
      Net interest income                       91,425             105              --           91,530
Provision for credit losses                      6,824              --              --            6,824
                                            ----------      ----------      ----------       ----------
      Net interest income after
         provision for credit losses            84,601             105              --           84,706
Noninterest income                              25,500          16,372             (85)          41,787
Amortization of intangibles                         --             677              --              677
Other noninterest expense                       63,873          12,866             (85)          76,654
                                            ----------      ----------      ----------       ----------
     Income from continuing operations
         before income taxes                    46,228           2,934              --           49,162
Income taxes from continuing
     operations                                 17,236           1,516              --           18,752
                                            ----------      ----------      ----------       ----------
     Income from continuing operations          28,992           1,418              --           30,410
Income from discontinued operations                 --             385              --              385
                                            ----------      ----------      ----------       ----------
      Net income                            $   28,992           1,803              --           30,795
                                            ==========      ==========      ==========       ==========

Total assets                                $2,914,242          28,726          (8,173)       2,934,795
                                            ==========      ==========      ==========       ==========

2001
Interest income                             $  178,368             149            (149)         178,368
Interest expense                                99,501              --            (149)          99,352
                                            ----------      ----------      ----------       ----------
      Net interest income                       78,867             149              --           79,016
Provision for credit losses                      4,160              --              --            4,160
                                            ----------      ----------      ----------       ----------
      Net interest income after
         provision for credit losses            74,707             149              --           74,856
Noninterest income                              20,433          14,215             (23)          34,625
Amortization of intangibles                      3,787           1,523              --            5,310
Other noninterest expense                       59,668          10,934             (23)          70,579
                                            ----------      ----------      ----------       ----------
     Income from continuing operations
         before income taxes                    31,685           1,907              --           33,592
Income taxes from continuing
     operations                                 11,148           1,279              --           12,427
                                            ----------      ----------      ----------       ----------
     Income from continuing operations          20,537             628              --           21,165
Income from discontinued operations                 --              55              --               55
                                            ----------      ----------      ----------       ----------
      Net income                            $   20,537             683              --           21,220
                                            ==========      ==========      ==========       ==========

Total assets                                $2,837,552          27,767          (7,373)       2,857,946
                                            ==========      ==========      ==========       ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

(20)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition of FNFG as of December 31, 2003 and 2002 and the related condensed statements of income and cash flows for 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                                           2003          2002
                                                                         --------      --------
      Condensed Statements of Condition
              Assets:
                    Cash and cash equivalents                            $167,777         3,724
                    Investment securities available for sale                   55         1,915
                    Loan receivable from ESOP                              31,980        12,034
                    Investment in subsidiaries                            525,846       270,946
                    Other assets                                            3,217         1,938
                                                                         --------      --------

                          Total assets                                   $728,875       290,557
                                                                         ========      ========

              Liabilities:
                    Accounts payable and other liabilities               $    701           861
                    Short-term loan payable to related parties                 --         6,000
              Stockholders' equity                                        728,174       283,696
                                                                         --------      --------

                          Total liabilities and stockholders' equity     $728,875       290,557
                                                                         ========      ========

                                                                2003           2002           2001
                                                              --------       --------       --------
      Condensed Statements of Income
           Interest income                                    $  2,958            736          1,482
           Dividends received from subsidiaries                 32,500         10,900         16,000
                                                              --------       --------       --------
                 Total interest income                          35,458         11,636         17,482
           Interest expense                                         --            166            924
                                                              --------       --------       --------
                 Net interest income                            35,458         11,470         16,558
           Net realized (losses) gains on securities
                 available for sale                                (79)           397             98
           Noninterest expense                                   2,770          1,817          1,674
                                                              --------       --------       --------
                 Income before income taxes and
                      undisbursed income of subsidiaries        32,609         10,050         14,982
           Income tax benefit                                     (101)          (355)          (425)
                                                              --------       --------       --------
                 Income before undisbursed
                      income of subsidiaries                    32,710         10,405         15,407
           Undisbursed income of subsidiaries                    3,396         20,390          5,813
                                                              --------       --------       --------

                                         Net income           $ 36,106         30,795         21,220
                                                              ========       ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

      Condensed Statements of Cash Flows                                       2003             2002             2001
                                                                            ----------       ----------       ----------
      Cash flows from operating activities:
            Net income                                                      $   36,106           30,795           21,220
            Adjustments to reconcile net income to
                    net cash provided by operating activities:
                        Accrual of fees and discounts, net                          --              (16)             (17)
                        Undisbursed income of subsidiaries                      (3,396)         (20,390)          (5,813)
                        Net realized losses (gains) on securities
                              available for sale                                    79             (397)             (98)
                        Stock based compensation expense                         1,501              927              648
                        Deferred income taxes                                     (130)              36              678
                        (Increase) decrease in other assets                     (3,030)            (460)           2,711
                        (Decrease) increase in other liabilities                (1,169)             189             (708)
                                                                            ----------       ----------       ----------
                                Net cash provided by operating
                                     activities                                 29,961           10,684           18,621
                                                                            ----------       ----------       ----------

      Cash flow from investing activities:
            Proceeds from sales of securities available for sale                 3,543              986              195
            Purchases of securities available for sale                              --             (582)            (125)
            Principal payments on securities available for sale                     --            3,405            2,353
            Acquisitions, net of cash acquired                                 (29,299)              --             (322)
            Repayment of ESOP loan receivable                                      681              477              477
                                                                            ----------       ----------       ----------
                                Net cash (used in) provided by
                                     investing activities                      (25,075)           4,286            2,578
                                                                            ----------       ----------       ----------

      Cash flows from financing activities:
            Purchase of treasury stock                                          (1,604)              --               --
            Net proceeds from second step offering                             195,454               --               --
            Purchase of common stock by ESOP                                   (20,500)              --               --
            Repayment of short-term borrowings                                      --           (4,500)         (10,709)
            Proceeds from exercise of stock options                                459              942              406
            Dividends paid on common stock                                     (14,642)         (10,794)          (8,983)
                                                                            ----------       ----------       ----------

                              Net cash provided by (used in) financing
                                activities                                     159,167          (14,352)         (19,286)
                                                                            ----------       ----------       ----------
                              Net increase in cash and cash
                                   equivalents                                 164,053              618            1,913
            Cash and cash equivalents at beginning
                  of year                                                        3,724            3,106            1,193
                                                                            ----------       ----------       ----------

            Cash and cash equivalents at end of year                        $  167,777            3,724            3,106
                                                                            ==========       ==========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding the fees paid to and services provided by KPMG LLP, the Company's independent auditors' in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

      (b)   Reports on Form 8-K

            On October 9, 2003, the Company filed a Current Report on Form 8-K which disclosed third quarter 2003 financial results and provided earnings guidance for the full year. Such Current Report, as an Item 7 exhibit included the Company's press release dated October 9, 2003.

            On December 2, 2003, the Company filed a Current Report on Form 8-K which disclosed the appointment of Paul J. Kolkmeyer as President and CEO of both First Niagara and the Company. Such Current Report, as an Item 7 exhibit included the Company's press release dated December 2, 2003.

            On December 11, 2003, the Company filed a Current Report on Form 8-K which disclosed that the election period for holders of TFC common stock in connection with the proposed acquisition of TFC by First Niagara ended effective 5:00 p.m. EST on December 10, 2003. Such Current Report, as an Item 7 exhibit included the Company's press release dated December 10, 2003.

            On December 18, 2003, the Company filed a Current Report on Form 8-K which disclosed the appointment of John R. Koelmel as Executive Vice President/Chief Financial Officer of both First Niagara and the Company and announced the election of Paul J. Kolkmeyer to the Boards of Directors of both the Company and First Niagara. Also on December 18, 2003, the Company disclosed that it had received TFC shareholder and all bank regulatory approvals necessary to proceed with their merger and preliminary election results. Such Current Report, as an Item 7 exhibit included the Company's press releases dated December 18, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

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

            Exhibit 10.2                      First Niagara Bank Deferred
                                              Compensation Plan (3)

            Exhibit 10.3 First Niagara Financial Group, Inc. 1999 Stock Option Plan (4)

            Exhibit 10.4                      First Niagara Financial Group,
                                              Inc. 1999 Recognition and
                                              Retention Plan(4)

            Exhibit 10.5 First Niagara Financial Group, Inc. 2002 Long-Term Incentive
                                              Stock Benefit Plan(5)

            Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 16 to Notes to Consolidated Financial Statements)

            Exhibit 14                        Code of Ethics for Senior
                                              Financial Officers

            Exhibit 21 Subsidiaries of First Niagara Financial Group, Inc. (See Part I,
                                              Item 1 of Form 10-K)

            Exhibit 23                        Consent of Independent Auditors'

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification of Chief Executive Officer and Chief Financial
                                              Officer Pursuant to Section 906 of
                                              the Sarbanes-Oxley Act of 2002.

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

                                             FIRST NIAGARA FINANCIAL GROUP, INC.


Date: March 12, 2004                         By: /s/ Paul J. Kolkmeyer
                                                 -------------------------------
                                                 Paul J. Kolkmeyer
                                                 President and Chief Executive
                                                 Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                            Title                           Date
          ----------                            -----                           ----
      /s/ Paul J. Kolkmeyer           President and Chief Executive       March 12, 2004
      --------------------------      Officer
      Paul J. Kolkmeyer

      /s/ John R. Koelmel             Executive Vice President, Chief     March 12, 2004
      --------------------------      Financial Officer
      John R. Koelmel

      /s/ Gordon P. Assad                      Director                   March 12, 2004
      --------------------------
      Gordon P. Assad

      /s/ John J. Bisgrove, Jr.                Director                   March 12, 2004
      --------------------------
      John J. Bisgrove, Jr.

      /s/ G. Thomas Bowers                     Director                   March 12, 2004
      --------------------------
      G. Thomas Bowers

      /s/ James W. Currie                      Director                   March 12, 2004
      --------------------------
      James W. Currie

      /s/ Daniel J. Hogarty, Jr.             Vice Chairman                March 12, 2004
      --------------------------
      Daniel J. Hogarty, Jr.

      /s/ Daniel W. Judge                      Director                   March 12, 2004
      --------------------------
      Daniel W. Judge

      /s/ B. Thomas Mancuso                    Director                   March 12, 2004
      --------------------------
      B. Thomas Mancuso

      /s/ James Miklinski                      Director                   March 12, 2004
      --------------------------
      James Miklinski

      /s/ Sharon D. Randaccio                  Director                   March 12, 2004
      --------------------------
      Sharon D. Randaccio

      /s/ Robert G. Weber                      Chairman                   March 12, 2004
      --------------------------
      Robert G. Weber

      /s/ Louise Woerner                       Director                   March 12, 2004
      --------------------------
      Louise Woerner

      /s/ David M. Zebro                       Director                   March 12, 2004
      --------------------------
      David M. Zebro