Form 10-Q
period 2004-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2004-05-07
CIK 1051741

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

                  For the quarterly period ended March 31, 2004

                         Commission file number 0-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

               Delaware                                    42-1556195
               --------                                    ----------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       6950 South Transit Road,
      P.O. Box 514, Lockport, NY                           14095-0514
----------------------------------------                   ----------
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

The Registrant had 84,161,487 shares of Common Stock, $0.01 par value, outstanding as of May 7, 2004.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2004
                                TABLE OF CONTENTS

Item Number                                                          Page Number

                         PART I - FINANCIAL INFORMATION

1. Financial Statements

   Condensed Consolidated Statements of Condition as of
     March 31, 2004 (unaudited) and December 31, 2003.......................   3

   Condensed Consolidated Statements of Income for the
     three months ended March 31, 2004 and 2003 (unaudited).................   4

   Condensed Consolidated Statements of Comprehensive Income for the
     three months ended March 31, 2004 and 2003 (unaudited).................   5

   Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 2004 and 2003 (unaudited).........   6

   Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2004 and 2003 (unaudited).................   7

   Notes to Condensed Consolidated Financial Statements (unaudited).........   8

2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations..........................................................  12

3. Quantitative and Qualitative Disclosures about Market Risk...............  18

4. Controls and Procedures..................................................  19

                           PART II - OTHER INFORMATION

1. Legal Proceedings........................................................  19

2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
     Securities.............................................................  19

3. Defaults upon Senior Securities..........................................  19

4. Submission of Matters to a Vote of Security Holders......................  20

5. Other Information........................................................  20

6. Exhibits and Reports on Form 8-K.........................................  20

Signatures..................................................................  20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition

                                                                        March 31,       December 31,
                                                                          2004              2003
                                                                       -----------      ------------
                                                                       (unaudited)

                                                                       (In thousands except share
                                Assets                                    and per share amounts)
Cash and cash equivalents:
    Cash and due from banks .......................................    $    63,025          49,997
    Federal funds sold and other short-term investments ...........         32,373         124,255
                                                                       -----------       ---------
           Total cash and cash equivalents ........................         95,398         174,252

Securities available for sale .....................................      1,239,025         845,883
Loans, net ........................................................      3,033,132       2,269,203
Bank-owned life insurance .........................................         84,059          70,767
Premises and equipment, net .......................................         57,529          43,694
Goodwill ..........................................................        324,057         105,981
Intangible assets, net ............................................         24,923           8,717
Other assets ......................................................        121,767          71,010
                                                                       -----------       ---------
                    Total assets ..................................    $ 4,979,890       3,589,507
                                                                       ===========       =========

                 Liabilities and Stockholders' Equity

Liabilities:
    Deposits ......................................................    $ 3,299,050       2,355,216
    Short-term borrowings .........................................        154,383          87,148
    Long-term borrowings ..........................................        507,443         370,818
    Other liabilities .............................................         80,991          48,151
                                                                       -----------       ---------
                    Total liabilities .............................      4,041,867       2,861,333
                                                                       -----------       ---------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized,
      none issued .................................................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
      84,125,973 shares issued in 2004 and 70,813,651 shares issued
      in 2003 .....................................................            841             708
    Additional paid-in capital ....................................        742,623         544,618
    Retained earnings .............................................        223,854         217,538
    Accumulated other comprehensive income (loss) .................          3,611            (740)
    Common stock held by ESOP, 4,011,035 shares in 2004 and
      4,049,659 shares in 2003 ....................................        (30,118)        (30,399)
    Unearned compensation - recognition and retention plan, 402,795
      shares in 2004 and 358,095 shares in 2003 ...................         (2,788)         (2,376)
    Treasury stock, at cost, 79,422 shares in 2003 ................             --          (1,175)
                                                                       -----------       ---------
                    Total stockholders' equity ....................        938,023         728,174
                                                                       -----------       ---------
                    Total liabilities and stockholders' equity ....    $ 4,979,890       3,589,507
                                                                       ===========       =========

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                      Three months ended
                                                                          March 31,
                                                                   ------------------------
                                                                    2004             2003
                                                                   -------          -------
                                                                   (In thousands except per
                                                                        share amounts)
Interest income:
   Real estate loans ..........................................    $35,913           30,550
   Other loans ................................................      9,121            6,446
   Mortgage-backed securities .................................      5,240            3,114
   Other investment securities ................................      2,538            1,509
   Other ......................................................        244            1,304
                                                                   -------          -------
        Total interest income .................................     53,056           42,923

Interest expense:
   Deposits ...................................................     10,285           12,017
   Borrowings .................................................      6,168            5,518
                                                                   -------          -------
        Total interest expense ................................     16,453           17,535
                                                                   -------          -------
        Net interest income ...................................     36,603           25,388
Provision for credit losses ...................................      1,750            1,957
                                                                   -------          -------
        Net interest income after provision for credit losses..     34,853           23,431

Noninterest income:
   Banking services ...........................................      4,210            3,800
   Risk management services ...................................      4,448            3,309
   Wealth management services .................................      1,074              972
   Lending and leasing ........................................        923              899
   Bank-owned life insurance ..................................        867              753
   Net realized gains (losses) on securities available for sale         60              (16)
   Other ......................................................        269              330
                                                                   -------          -------
        Total noninterest income ..............................     11,851           10,047
                                                                   -------          -------
Noninterest expense:
   Salaries and employee benefits .............................     15,883           12,572
   Occupancy and equipment ....................................      3,356            2,441
   Technology and communications ..............................      2,566            2,360
   Marketing and advertising ..................................        956            1,068
   Professional services ......................................        781              362
   Amortization of  intangibles ...............................      1,041              318
   Other ......................................................      3,996            2,926
                                                                   -------          -------
        Total noninterest expense .............................     28,579           22,047
                                                                   -------          -------
        Income from continuing operations before income taxes..     18,125           11,431

Income taxes from continuing operations .......................      6,210            3,980
                                                                   -------          -------
        Income from continuing operations .....................     11,915            7,451

Discontinued operations:
   Income, including gain on sale in 2003, before income taxes          --            1,996
   Income taxes ...............................................         --            1,833
                                                                   -------          -------
        Income from discontinued operations ...................         --              163
                                                                   -------          -------

        Net income ............................................    $11,915            7,614
                                                                   =======          =======
Earnings per common share:
        Basic .................................................    $  0.15             0.12
        Diluted ...............................................       0.15             0.11

Weighted average common shares outstanding:
        Basic .................................................     77,407           65,758
        Diluted ...............................................     78,917           67,268

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                   ----------------------
                                                                     2004          2003
                                                                   --------      --------
                                                                   (Amounts in thousands)

Net income ....................................................    $ 11,915         7,614

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period       4,387          (907)
        Reclassification adjustment for realized (gains) losses
             included in net income ...........................         (36)           10
                                                                   --------      --------
             Total other comprehensive income (loss) ..........       4,351          (897)
                                                                   --------      --------

                Total comprehensive income ....................    $ 16,266         6,717
                                                                   ========      ========

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                     Accumulated    Common       Unearned
                                             Additional                other         stock    compensation -
                                   Common     paid-in     Retained  comprehensive   held by   recognition and  Treasury
                                   stock      capital     earnings  income (loss)     ESOP    retention plan    stock       Total
                                  --------   --------     --------  -------------   --------  ---------------  --------    --------
                                                              (In thousands except per share amounts)
Balances at January 1, 2004  .    $    708    544,618      217,538         (740)     (30,399)      (2,376)       (1,175)    728,174

Net income ...................          --         --       11,915           --           --           --            --      11,915
Unrealized gain on
  securities available for
  sale, net ..................          --         --           --        4,351           --           --            --       4,351
Common stock issued for the
  acquisition of Troy
  Financial Corporation ......         133    201,147           --           --           --           --            --      201,280
Purchase of treasury shares ..          --         --           --           --           --           --        (6,820)     (6,820)
Exercise of stock options, net          --     (3,439)          --           --           --           --         7,334       3,895
ESOP shares committed to be
  released ...................          --        282           --           --          281           --            --         563
Recognition and  retention
  plan, net ..................          --         15           --           --           --         (412)          661         264
Common stock dividend of
  $0.07 per share ............          --         --       (5,599)          --           --           --            --      (5,599)
                                  --------   --------     --------     --------     --------     --------      --------    --------

Balances at March 31, 2004 ...    $    841    742,623      223,854        3,611      (30,118)      (2,788)           --     938,023
                                  ========   ========     ========     ========     ========     ========      ========    ========

Balances at January 1, 2003  .    $    298    137,624      196,074        2,074      (11,024)      (2,453)      (38,897)    283,696

Net income ...................          --         --        7,614           --           --           --            --       7,614
Unrealized loss on
securities
available for sale, net ......          --         --           --         (897)          --           --            --        (897)
Corporate reorganization:
  Merger of First Niagara
    Financial Group, MHC .....        (158)    19,608           --           --           --           --            --      19,450
  Treasury stock retired .....         (37)   (38,860)          --           --           --           --        38,897          --
  Exchange of common stock ...         161       (198)          --           --           --           --            --         (37)
  Proceeds from stock
    offering, net of related
    expenses .................         410    390,635           --           --           --           --            --     391,045
Purchase of shares by ESOP ...          --         --           --           --      (20,500)          --            --     (20,500)
Common stock issued for the
  acquisition of Finger
  Lakes Bancorp, Inc. ........          34     33,525           --           --           --           --            --      33,559
Exercise of stock options, net          --        295           --           --           --           --            --         295
ESOP shares committed to be
  released ...................          --        154           --           --          281           --            --         435
Recognition and  retention
  plan, net ..................          --         25           --           --           --          287            --         312
Common stock dividend of
  $0.05 per share ............          --         --       (3,326)          --           --           --            --      (3,326)
                                  --------   --------     --------     --------     --------     --------      --------    --------
Balances at March 31, 2003 ...    $    708    542,808      200,362        1,177      (31,243)      (2,166)           --     711,646
                                  ========   ========     ========     ========     ========     ========      ========    ========

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                               2004             2003
                                                                            -----------     ------------
Cash flows from operating activities:                                              (In thousands)
  Net income ...........................................................    $    11,915     $     7,614
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of fees and discounts, net ........................          2,663           2,965
        Provision for credit losses ....................................          1,750           1,957
        Depreciation of premises and equipment .........................          1,741           1,542
        Amortization of intangibles ....................................          1,041             351
        Net realized gains .............................................            (60)           (192)
        Stock based compensation expense ...............................            826             795
        Deferred income tax expense ....................................            911           1,073
        Decrease in other assets .......................................          8,338             927
        Increase (decrease) in other liabilities .......................          6,726          (5,786)
                                                                            -----------     ------------
              Net cash provided by operating activities ................         35,851          11,246
                                                                            -----------     ------------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale .................         66,109           6,137
  Proceeds from maturities of securities available for sale ............         36,990         328,052
  Principal payments received on securities available for sale .........         36,404          87,044
  Purchases of securities available for sale ...........................       (257,108)       (319,752)
  Net increase in loans ................................................        (20,866)        (32,765)
  Acquisitions, net of cash acquired ...................................        (61,073)        (28,527)
  Proceeds from the sale of  business, net of cash sold ................             --           5,200
  Other, net ...........................................................         (4,786)             63
                                                                            -----------     ------------
              Net cash provided by (used in) investing activities ......       (204,330)         45,452
                                                                            -----------     ------------

Cash flows from financing activities:
  Net increase in deposits .............................................         20,169           9,808
  Net proceeds from Conversion and Offering ............................             --         314,007
  Proceeds from (repayments of) short-term borrowings, net .............          9,607         (26,511)
  Proceeds from long-term borrowings ...................................         75,000              --
  Repayments of long-term borrowings ...................................         (4,818)         (4,214)
  Proceeds from exercise of stock options ..............................          2,086             147
  Purchase of treasury stock ...........................................         (6,820)             --
  Dividends paid on common stock .......................................         (5,599)         (3,326)
                                                                            -----------     ------------
              Net cash provided by financing activities ................         89,625         289,911
                                                                            -----------     ------------
Net increase (decrease) in cash and cash equivalents ...................        (78,854)        346,609
Cash and cash equivalents at beginning of period .......................        174,252          90,525
                                                                            -----------     ------------
Cash and cash equivalents at end of period .............................    $    95,398     $   437,134
                                                                            ===========     ============
  Cash paid during the period for:
              Income taxes .............................................    $     1,573     $        19
              Interest expense .........................................         15,727          17,269
  Acquisition and disposition of banks and financial services companies:
        Assets acquired (noncash) ......................................    $ 1,327,092     $   405,392
        Liabilities assumed ............................................      1,064,742         342,950
        Assets sold (noncash) ..........................................             --           1,384
        Liabilities sold ...............................................             --             746

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassification adjustments were made to the 2003 financial statements to conform them to the 2004 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

(1) Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock awards may be granted to key employees and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Compensation expense related to restricted stock awards is based upon the market value of FNFG's stock on the grant date and is accrued ratably over the required service period. However, in accounting for stock options, as allowed under SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands except per share amounts):

                                                                       Three months ended
                                                                            March 31,
                                                                    -------------------------
                                                                       2004           2003
                                                                    ----------     ----------
            Net income as reported                                  $   11,915          7,614
                Add: Stock-based employee compensation
                         expense included in net income, net of
                         related income tax effects                        158            216
                Deduct: Stock-based employee compensation
                         expense determined under the fair-value
                         based method, net of related income
                         tax effects                                      (401)          (409)
                                                                    ----------     ----------
                Pro forma net income                                $   11,672          7,421
                                                                    ==========     ==========
            Basic earnings per share:
                As reported                                         $     0.15           0.12
                Pro forma                                                 0.15           0.11

            Diluted earnings per share:
                As reported                                         $     0.15           0.11
                Pro forma                                                 0.15           0.11

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2) Acquisitions

Troy Financial Corporation

On January 16, 2004, FNFG acquired 100% of the outstanding common shares of Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank ("TSB") and The Troy Commercial Bank ("TCB"), which had twenty-one retail branches. Following completion of the acquisition, TSB branch locations were merged into First Niagara's banking center network and TCB became a wholly-owned subsidiary of First Niagara as a New York State chartered commercial bank. FNFG paid $35.50 per share in a combination of cash and stock for all of the outstanding shares and options of TFC.

The aggregate purchase price of approximately $356.4 million included the issuance of 13.3 million shares of FNFG stock, cash payments totaling approximately $151.9 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of approximately $3.3 million. The value assigned to the FNFG shares issued was $15.15 per share. This was based upon the average closing price of FNFG common stock for the five trading days immediately preceding the receipt of final bank regulatory approval on December 15, 2003, which is the date the number of shares being issued became fixed. This acquisition was accounted for under the purchase method of accounting. The results of operations of TFC were included in the 2004 consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                January 16,
                                                   2004
                                                -----------
            Cash and cash equivalents           $   94,091
            Securities available for sale          250,969
            Loans, net                             745,399
            Goodwill                               217,996
            Core deposit intangible                 17,247
            Other assets                            95,481
                                                ----------
                   Total assets acquired         1,421,183
                                                ----------

            Deposits                               923,665
            Borrowings                             124,723
            Other liabilities                       16,354
                                                ----------
                   Total liabilities assumed     1,064,742
                                                ----------
                   Net assets acquired          $  356,441
                                                ==========

The core deposit intangible acquired is being amortized over 11 years utilizing the double declining balance method. The goodwill was assigned to the Company's banking segment of which none is deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of TFC had been consummated on January 1, 2004 and 2003. This pro forma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired TFC on January 1, 2004 and 2003. In particular, cost savings and $1.3 million of merger and integration costs are included in the 2004 period when realized but are not reflected in the 2003 pro forma amounts. Additionally, the Company expects to achieve further cost savings, which are not reflected in the pro forma amounts below (in thousands except per share amounts):

                                          Three months ended
                                               March 31,
                                          ------------------
                                           2004       2003
                                          -------    -------
                                              (Pro forma)
            Net interest income           $38,442     35,698
            Noninterest income             12,180     11,898
            Noninterest expense            30,038     30,254
              Net income                   12,380     10,207

            Basic earnings per share      $  0.16       0.13
                                          =======    =======
            Diluted earnings per share    $  0.15       0.13
                                          =======    =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Hudson River Bancorp, Inc.

On April 1, 2004, FNFG entered into a definitive agreement to acquire all of the common shares outstanding of Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company and the Hudson River Commercial Bank, with total assets of approximately $2.6 billion and fifty branch locations. At announcement, the aggregate merger consideration was comprised of approximately 35.7 million shares of FNFG common stock and approximately $124.8 million in cash, for an aggregate purchase price of $619.4 million or $19.63 per share. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of FNFG just prior to closing and the amount of outstanding shares of HRB. HRB stockholders will be entitled to elect to receive merger consideration in shares of FNFG stock, cash, or a combination of stock and cash. HRB stock options will be exchanged for FNFG stock upon completion of the merger, if not previously exercised. The acquisition is expected to be completed in January 2005 and is subject to the approval of various regulatory agencies, as well as FNFG and HRB stockholders.

(3) Earnings Per Share

The computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 is as follows (in thousands except per share amounts):

                                                                       Three months ended
                                                                           March 31,
                                                                     ---------------------
                                                                       2004         2003
                                                                     --------      -------
            Net income available to common stockholders              $ 11,915        7,614
                                                                     ========       ======
            Weighted average shares outstanding:
                Total shares issued                                    81,914       71,913
                Unallocated ESOP shares                                (4,049)      (3,817)
            Unvested restricted stock awards                             (396)        (522)
                Treasury shares                                           (62)      (1,816)
                                                                     --------       ------
                Total basic weighted average shares outstanding        77,407       65,758

                Incremental shares from assumed exercise of
                     stock options                                      1,367        1,290
                Incremental shares from assumed vesting of
                     restricted stock awards                              143          220
                                                                     --------       ------
                Total diluted weighted average shares outstanding      78,917       67,268
                                                                     ========       ======

            Basic earnings per share                                 $   0.15         0.12
                                                                     ========       ======

            Diluted earnings per share                               $   0.15         0.11
                                                                     ========       ======

(4) Pension and Other Postretirement Plans

Net postretirement cost (benefit), which is included within salaries and employee benefits expense in the condensed consolidated statements of income is comprised of the following (in thousands):

                                                          Pension plans    Other postretirement plans
                                                       ------------------  --------------------------
                                                       Three months ended      Three months ended
                                                            March 31,               March 31,
                                                       ------------------      ------------------
                                                         2004      2003          2004      2003
                                                         -----     -----         -----     -----
Interest cost                                            $ 452       242           108        69
Expected return on plan assets                            (685)     (218)           --        --
Amortization of unrecognized loss                           65        54            23        14
Amortization of unrecognized prior service liability        --        --           (16)      (16)
                                                         -----     -----         -----     -----
     Net pension and postretirement cost (benefit)       $(168)       78           115        67
                                                         =====     =====         =====     =====

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5) Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's risk management and wealth management operations, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. Transactions between the banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation. Selected operating information for the Company's segments follows (in thousands):

                                                                Financial                 Consolidated
For the three month period ended:                    Banking    services   Eliminations      total
                                                     -------    ---------  ------------   ------------
March 31, 2004
    Interest income                                  $53,063         17          (24)        53,056
    Interest expense                                  16,470          7          (24)        16,453
                                                     -------    -------      -------        -------
         Net interest income                          36,593         10           --         36,603
    Provision for credit losses                        1,750         --           --          1,750
                                                     -------    -------      -------        -------
         Net interest income after provision
         for credit losses                            34,843         10           --         34,853
    Noninterest income                                 6,328      5,535          (12)        11,851
    Amortization of intangibles                          743        298           --          1,041
    Other noninterest expense                         23,487      4,063          (12)        27,538
                                                     -------    -------      -------        -------
         Income before income taxes                   16,941      1,184           --         18,125
    Income tax expense                                 5,805        405           --          6,210
                                                     -------    -------      -------        -------
         Net income                                  $11,136        779           --         11,915
                                                     =======    =======      =======        =======
March 31, 2003
    Interest income                                  $42,923         14          (14)        42,923
    Interest expense                                  17,549         --          (14)        17,535
                                                     -------    -------      -------        -------
         Net interest income                          25,374         14           --         25,388
    Provision for credit losses                        1,957         --           --          1,957
                                                     -------    -------      -------        -------
         Net interest income after provision
         for credit losses                            23,417         14           --         23,431
    Noninterest income                                 5,753      4,304          (10)        10,047
    Amortization of intangibles                          143        175           --            318
    Other noninterest expense                         18,309      3,430          (10)        21,729
                                                     -------    -------      -------        -------
         Income from continuing operations
         before income taxes                          10,718        713           --         11,431
    Income tax expense from continuing operations      3,621        359           --          3,980
                                                     -------    -------      -------        -------
         Income from continuing operations             7,097        354           --          7,451
    Income from discontinued operations                   --        163           --            163
                                                     -------    -------      -------        -------
         Net income                                  $ 7,097        517           --          7,614
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

Overview

The Company provides banking and other financial services to individuals and businesses in Upstate New York. The Company accepts deposits from customers through its banking centers and invests those and other funds generated from operations and borrowings, in residential loans, commercial real estate loans, commercial business loans and leases, consumer loans, and investment securities. Additionally, the Company offers risk (insurance) management and wealth management services.

On January 16, 2004, FNFG acquired 100% of the outstanding common shares of TFC for $35.50 per share. The aggregate purchase price of approximately $356.4 million included the issuance of 13.3 million shares of FNFG stock, cash payments totaling approximately $151.9 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of approximately $3.3 million.

Total assets increased to $4.98 billion at March 31, 2004 from $3.59 billion at December 31, 2003. This 39% increase resulted principally from the assets acquired from TFC in January 2004. TFC added $760.0 million of loans, of which 64% were commercial mortgage and business loans, and approximately $923.7 million of deposits, 75% of which were core deposits. This acquisition expanded the Company's market area to include the more attractive and higher growth Capital Region in Eastern New York and furthered its strategic initiatives of increasing commercial relationships and core deposits. Excluding the loans acquired from TFC, the net increase in loans was $17.5 million during the quarter. This increase was attributable to a $39.6 million, or 17% annualized, increase in commercial real-estate and business loans, partially mitigated by the continuing repayment of residential real-estate loans held in portfolio. Excluding the accounts acquired from TFC, deposits increased slightly from the December 31, 2003 levels as core deposit growth offset the maturities of higher rate certificates of deposit.

Net income for the quarter ended March 31, 2004 increased to $11.9 million, or $0.15 per diluted share from $7.6 million, or $0.11 per diluted share for the same period of 2003. This represents a 56% increase in net income and a 36% increase in diluted earnings per share over the prior year first quarter. The 2004 quarterly results included the benefits of a 50 basis point improvement in net interest rate spread and a $96.0 million increase in average net earning assets, which resulted in an $11.2 million increase in net interest income over the prior year first quarter. Noninterest income and expense for the first quarter of 2004 increased from the 2003 first quarter reflecting the impact of the acquisition of TFC in January 2004 and two insurance agencies in July 2003, as well as continuing internal growth.

Critical Accounting Estimates

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment to be critical. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in
Part I, Item 1, "Business" of the Company's 2003 10-K dated March 12, 2004. A more detailed description of the Company's methodology for testing goodwill for impairment and assumptions made is included within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2003 10-K dated March 12, 2004.

Analysis of Financial Condition

Average Balance Sheet. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No taxable equivalent adjustments were made. All average balances are average daily balances.

                                                                       Three months ended March 31,
                                          ------------------------------------------------------------------------------------
                                                          2004                                        2003
                                          --------------------------------------    ------------------------------------------
                                            Average        Interest                   Average         Interest
                                          outstanding       earned/       Yield/    outstanding        earned/          Yield/
                                            balance          paid          rate       balance           paid             rate
                                          -----------      --------       ------    -----------      -----------        ------
Interest-earning assets:                                                (Dollars in thousands)
   Mortgage-backed securities(1) ......   $   587,884      $  5,240        3.57%    $   433,495      $     3,114         2.87%
                                          -----------      --------        ----     -----------      -----------         ----
   Other investment securities(1) .....       532,103         2,538        1.91         247,556            1,509         2.44
   Loans(2) ...........................     2,910,952        45,034        6.20       2,157,965           36,996         6.90
   Other ..............................        86,397           244        1.14         324,477            1,304         1.63
                                          -----------      --------        ----       ---------      -----------         ----
         Total interest-earning assets      4,117,336        53,056        5.16       3,163,493           42,923         5.46
                                          -----------      --------        ----       ---------      -----------         ----
Allowance for credit losses ...........       (37,329)                                  (23,690)
Noninterest-earning assets(3)(4) ......       621,754                                   320,348
                                          -----------                               -----------
         Total assets .................   $ 4,701,761                               $ 3,460,151
                                          ===========                               ===========
Interest-bearing liabilities:
   Savings deposits ...................   $   929,639      $  2,031        0.88%    $   706,930      $     2,577         1.50%
   Interest-bearing checking deposits .       816,016         1,735        0.86         485,655            1,346         1.12
   Certificates of deposit ............     1,147,295         6,519        2.29       1,014,610            8,094         3.24
   Borrowed funds .....................       610,134         6,168        4.07         438,047            5,518         5.11
         Total interest-bearing           -----------      --------        ----       ---------      -----------         ----
            liabilities ...............     3,503,084        16,453        1.89       2,645,242           17,535         2.69
                                          -----------      --------        ----       ---------      -----------         ----
Noninterest-bearing deposits ..........       234,016                                   140,237
Other noninterest-bearing liabilities .        59,500                                    56,477
                                          -----------                               -----------
         Total liabilities ............     3,796,600                                 2,841,956
Stockholders' equity(3) ...............       905,161                                   618,195
         Total liabilities and            -----------                               -----------
            stockholders' equity ......   $ 4,701,761                               $ 3,460,151
                                          ===========                               ===========
Net interest income ...................                    $ 36,603                                  $    25,388
                                                           ========                                  ===========
Net interest rate spread ..............                                    3.27%                                         2.77%
                                                                           ====                                          ====
Net earning assets ....................   $   614,252                               $   518,251
                                          ===========                               ===========
Net interest income as a percentage of
   average interest-earning assets ....                      3.56 %                                         3.21%
                                                           ========                                  ===========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities ........................        117.53%                                   119.59%
                                          ===========                               ===========

----------------
(1)   Amounts shown are at amortized cost.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes unrealized gains/losses on securities available for sale.
(4) Includes the cash surrender value of bank-owned life insurance, earnings on which are reflected in other noninterest income.

Lending Activities

Total loans outstanding grew $777.6 million from December 31, 2003 to March 31, 2004. Approximately $760.0 million of this increase is attributable to the acquisition of TFC in January 2004, which added $226.1 million of residential mortgages, $40.2 million of home equity loans, $306.8 million of commercial mortgages, $178.6 million of commercial business loans and $8.3 million of consumer loans. The Company continued to shift its portfolio mix from residential mortgage loans to commercial real estate and business loans. Excluding the loans acquired with TFC, commercial real estate loans increased $30.9 million, or 17% annualized, from December 31, 2003 to March 31, 2004, while commercial business loans increased $8.7 million, or 16% annualized, during the same period. This is consistent with the Company's targeted commercial loan growth of 10% to 15% for 2004. This loan portfolio shift was achieved through the Company's continued emphasis on commercial loan originations, including the hiring of seasoned commercial loan officers and management's asset and liability strategy of holding fewer long-term fixed-rate residential real estate loans in portfolio.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                    March 31, 2004          December 31, 2003
                                                ----------------------    ----------------------
                                                  Amount       Percent      Amount       Percent
                                                -----------    -------    -----------    -------
                                                               (Dollars in thousands)
Real estate loans:
   Residential ..............................   $ 1,154,084      37.7     $   948,877      41.5%
   Home equity ..............................       221,486       7.2         179,282       7.8
   Commercial ...............................       970,516      31.7         653,976      28.6
   Commercial construction ..................       107,323       3.5          86,154       3.8
                                                -----------     -----     -----------     -----
      Total real estate loans ...............     2,453,409      80.1       1,868,289      81.7

Commercial business loans ...................       402,261      13.1         215,000       9.4
Consumer loans ..............................       207,834       6.8         202,630       8.9
                                                -----------     -----     -----------     -----
      Total loans ...........................     3,063,504     100.0%      2,285,919     100.0%
                                                -----------     =====     -----------     =====
   Net deferred costs and unearned discounts         10,394                     8,704
   Allowance for credit losses ..............       (40,766)                  (25,420)
                                                -----------               -----------
      Total loans, net ......................   $ 3,033,132               $ 2,269,203
                                                ===========               ===========

During the quarter, credit quality remained strong as non-accruing loans decreased to 0.53% of total loans at March 31, 2004 from 0.54% of total loans at December 31, 2003. Additionally, the allowance for credit losses, increased to 250.53% of non-accruing loans and 1.33% of total loans at the end of the 2004 first quarter. At March 31, 2004, the Company had $18.7 million in loans secured by automobile leases originated through a third party. During the quarter, the Company learned that the originator/servicer was experiencing cash flow difficulties and would not have the ability to fulfill its obligations under the servicing agreement. The Company is working with other lenders that hold leases originated by the third party, to finalize contracts with a replacement servicer and remarketing firm. The leases were originated to customers residing in New York and New Jersey, with credit scores generally in excess of 700. As of quarter-end, substantially all of the leases held by the Company were current. While unable to specifically quantify the amount of loss exposure until further information and analysis is available, the Company considered the entire portfolio substandard for purposes of evaluating the adequacy of the allowance for credit losses at March 31, 2004.

While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on numerous factors, including changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for credit losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.


                                                                    March 31,   December 31,
                                                                      2004         2003
                                                                    ---------   ------------
      Non-accruing loans(1):                                         (Dollars in thousands)
         Real estate:
            Residential .........................................    $ 4,410       $ 3,905
            Home equity .........................................        440           401
            Commercial ..........................................      7,057         3,878
         Commercial business ....................................      3,771         3,583
         Consumer ...............................................        594           538
                                                                     -------       -------
            Total non-accruing loans ............................     16,272        12,305
      Real estate owned .........................................        563           543
            Total non-performing assets .........................    $16,835       $12,848
                                                                     =======       =======

      Total non-accruing loans as a percentage of total loans ...       0.53%         0.54%
                                                                     =======       =======
      Total non-performing assets as a percentage of total assets       0.34%         0.36%
                                                                     =======       =======

----------------
(1) Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                               Three months ended March 31,
                                               ----------------------------
                                                    2004          2003
                                                  --------      --------
                                                  (Dollars in thousands)
      Balance at beginning of period ........     $ 25,420      $ 20,873
      Net charge-offs:
         Charge-offs ........................       (1,421)       (1,157)
         Recoveries .........................          367           239
                                                  --------      --------
            Net charge-offs .................       (1,054)         (918)
      Allowance obtained through acquisitions       14,650         2,001
      Provision for credit losses ...........        1,750         1,957
                                                  --------      --------
      Balance at end of period ..............     $ 40,766      $ 23,913
                                                  ========      ========
      Ratio of annualized net charge-offs to
        average loans outstanding ...........         0.14%         0.17%
                                                  ========      ========

Investing Activities

The Company's available for sale securities increased $393.1 million to $1.24 billion at March 31, 2004 from $845.9 million at December 31, 2003. This reflects the $251.0 million of investment securities acquired with TFC, of which $210.8 million were comprised of municipal debt securities. Excluding the investment securities acquired from TFC, securities available for sale increased $142.2 million, as the remaining proceeds from the Company's second-step stock offering were further deployed from short-term assets to higher yielding mortgage-backed securities and agency bonds with a weighted average life of 2 to 4 years. This was done to position the Company's balance sheet to optimize earnings while limiting earnings volatility should interest rates change. As a result of this repositioning and funding of the cash portion of the TFC acquisition, cash and cash equivalents decreased to $95.4 million at March 31, 2004.

Funding Activities

The increase in deposits from December 31, 2003 resulted primarily from the acquisition of TFC, which added a total of $923.7 million of deposits, including $273.6 million of savings accounts, $331.0 million of interest bearing checking accounts, $232.3 million of certificates of deposit and $86.8 million of noninterest bearing deposits. During the first quarter of 2004, the Company continued to focus on increasing its core deposit base. Excluding the accounts acquired with TFC, core deposits increased $112.6 million, or 8%, from December 31, 2003 to March 31, 2004, while certificates of deposits decreased $92.5 million during the same period, as the rates offered on new certificates of deposits were lowered based on alternative wholesale borrowing costs.

Set forth below is selected information concerning the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated.

                                March 31, 2004        December 31, 2003
                             --------------------    --------------------
                               Amount     Percent      Amount     Percent
                             ----------   -------    ----------   -------
                                        (Dollars in thousands)
Savings .................    $1,049,151     31.8%    $  654,320     27.8%
Interest-bearing checking       869,556     26.4        538,967     22.9
Certificates of deposit .     1,131,373     34.3        991,545     42.1
Noninterest-bearing .....       248,970      7.5        170,384      7.2
                             ----------    -----     ----------    -----
   Total deposits .......    $3,299,050    100.0%    $2,355,216    100.0%
                             ==========    =====     ==========    =====

Borrowed funds totaled $661.8 million at March 31, 2004 compared to $458.0 million at December 31, 2003. This $203.9 million increase included $124.7 million assumed in the TFC acquisition. Excluding the debt acquired, borrowed funds increased $79.1 million with $75.0 million of this growth represented by new fixed-rate, intermediate-term borrowings.

Equity Activities

Stockholders' equity increased to $938.0 million at March 31, 2004 compared to $728.2 million at December 31, 2003. This $209.8 million increase was primarily attributable to the issuance of 13.3 million shares of common stock with an aggregate value of $201.3 million in connection with the TFC acquisition. Common stock dividends paid of $0.07 per share reduced stockholders' equity by $5.6 million.

In July 2003 the Company announced that it had received a regulatory non-objection from the OTS and approval from its Board of Directors to its request to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company's second step conversion effective January 17, 2003. As of March 31, 2004, 575,000 shares had been repurchased under this program at an average cost of $14.65 per share, including 465,000 shares repurchased in the 2004 quarter at an average cost of $14.67 per share. The Company was restricted from repurchasing shares for approximately half of the first quarter of 2004 due to internal and regulatory trading quiet periods. Going forward, the Company will continue to repurchase shares, although there may be limitations on the amount of repurchases under SEC Rule 10b-18 and the pending HRB acquisition.

Results of Operations for the Three Months Ended March 31, 2004

Net Interest Income

Net interest income rose 44% when comparing the first quarter of 2004 to the same period of 2003. One of the major factors contributing to this increase was a 50 basis point improvement in net interest rate spread due to the Company's active asset and liability management initiatives and lower mortgage-backed security premium amortization. Additionally, net interest income benefited from a $96.0 million increase in average net earning assets from the first quarter of 2003 to the first quarter of 2004 primarily due to a $93.8 million increase in average noninterest bearing deposits resulting from the acquisition of TFC. The improvement in net interest rate spread and average net earning assets caused the Company's net interest margin to improve from 3.21% for the quarter ended March 31, 2003 to 3.56% for the same period of 2004.

The increase in interest income in the first quarter of 2004 compared to the same period in 2003 reflects the impact of a $953.8 million increase in average interest earning assets due primarily to the acquisition of TFC and increased commercial real estate and business loans. The benefits of the increase in earning assets were partially offset by a 30 basis point decrease in the rate earned on those assets when comparing the same periods. This was attributable to the declining interest rate environment, which caused the Company's variable-rate interest-earning assets to reprice to lower rates and fixed-rate interest earning assets, mainly residential mortgages and mortgage-backed securities ("MBS"), to prepay. More specifically, MBS premium amortization recorded as a result of prepayments received on those securities amounted to $644 thousand in the 2004 quarter compared to $2.2 million for the first quarter of 2003.

The major factor contributing to the decrease in interest expense from the first quarter of 2003 to the first quarter of 2004 was an 80 basis point reduction in the rate paid on interest-bearing liabilities. This was largely due to the lower interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice downward. Additionally, the rate paid on interest-bearing liabilities benefited from the Company's decision to replace higher-rate time deposits, with lower cost core deposits. The benefits of the decrease in the rate paid on interest-bearing liabilities was partially offset by an $857.8 million increase in average interest bearing liabilities when comparing the 2003 and 2004 first quarters due to the deposits and borrowings assumed in the TFC acquisition.

Provision for Credit Losses

A $1.8 million provision for credit losses was made in the 2004 first quarter primarily due to continued loan growth, as well as the shift in mix of that loan growth to commercial real estate and business loans. During the quarter, credit quality remained stable and loan loss experience continued at low levels. For the quarter ended March 31, 2004, the Company's annualized net charge-offs amounted to 0.14% of average total loans compared to 0.17% for the same period of 2003. Additionally, the non-performing assets as a percentage of total assets ratio of 0.34% remained consistent with the first quarter of 2003 level of 0.32%. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the first quarter of 2004, the Company earned $11.9 million of noninterest income, compared to $10.0 million for the same period of 2003. This increase was largely the result of the acquisition of TFC in January 2004 and two insurance agencies in July 2003, which added approximately $1.3 million and $846 thousand to noninterest income, respectively. These increases were partially offset by lower banking services and wealth management revenues as a result of the MasterCard/Visa settlement in August 2003 and annuity carriers reducing commission rates as a result of the lower interest rate environment.

Noninterest Expense

Noninterest expenses for the first quarter of 2004 increased $6.5 million over the 2003 first quarter. This increase includes $1.3 million of marketing, training and other expenses associated with the TFC merger and integration. Additionally, this increase is attributable to the operating costs associated with the 21 additional banking centers, increased personnel and amortization of core deposit intangibles as a result of the TFC acquisition, as well as the insurance agency acquisitions in July 2003. The remainder of this variance in noninterest expense is primarily attributable to the addition of two de novo banking centers since March 2003. The above increases were partially offset by lower marketing expenses in the 2004 quarter as a result of the "First Niagara" branding campaign in the first quarter of 2003.

Income Taxes

The effective tax rate from continuing operations decreased slightly to 34.3% for the first quarter of 2004 compared to 34.8% for the first quarter of 2003, primarily as a result of tax advantaged municipal investments acquired from TFC.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by general interest rates, the economic environment and local competitive conditions.

The primary investing activities of the Company are the origination of residential mortgages, commercial loans, consumer loans, as well as the purchase of mortgage-backed and other debt securities. During the first quarter of 2004, loan originations totaled $217.9 million compared to $229.1 million for the first quarter of 2003, while purchases of investment securities totaled $257.1 million during the 2004 quarter compared to $319.8 million for the same period in 2003. The decrease in loan originations from 2003 to 2004 is due to lower residential mortgage refinancings in 2004 offset by higher commercial mortgage, consumer and commercial business loan originations. The higher amount of investment security purchases in 2003 primarily relate to the investment of the Company's second-step proceeds in that quarter, as well as the reinvestment of funds from higher MBS prepayments received.

Cash flow from operations, deposit growth, as well as the sales, maturity and principal payments received on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that provide funding sources for lending, liquidity and asset and liability management as needed. During the first quarter of 2004 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $139.5 million compared to $421.2 million for the same period in 2003. This decrease from the prior year was primarily due to a lower level of maturity of investment securities and prepayments received on mortgage-backed securities. Deposit growth and borrowings, excluding those acquired from TFC, provided $100.0 million of additional funding for the three months ended March 31, 2004.

In the ordinary course of business, the Company extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2004, the Company had outstanding commitments to originate loans of approximately $147.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $7.5 million at March 31, 2004.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally unpredictable. Unused lines of credit amounted to $374.9 million at March 31, 2004 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties that guarantees payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $32.7 million at March 31, 2004 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2004, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $95.4 million.

At March 31, 2004, First Niagara exceeded all regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in the following table.

                                                      As of March 31, 2004
                             -----------------------------------------------------------------------
                                                                             To be well capitalized
                                                            Minimum          under prompt corrective
                                     Actual             capital adequacy       action provisions
                             --------------------     -------------------    -----------------------
                              Amount        Ratio      Amount       Ratio      Amount         Ratio
                             --------       -----     -------       -----     -------         -----
Tangible capital             $524,765       11.39%     69,133        1.50%        N/A           N/A%
Tier 1 (core) capital         543,407       11.74     185,101        4.00     231,376          5.00
Tier 1 risk based capital     543,407       17.33         N/A         N/A     188,190          6.00
Total risk based capital      582,613       18.58     250,919        8.00     313,649         10.00

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

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate swap agreements.

The accompanying table as of March 31, 2004 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. As a result of the TFC acquisition and management's asset and liability initiatives, as of March 31, 2004, the Company's net interest income is more interest rate neutral versus December 31, 2003.

                                    Calculated increase (decrease) at
                                              March 31, 2004
                               -------------------------------------------
         Changes in
       interest rates          Net interest income                % Change
      -----------------        -------------------                --------
                                           (Dollars in thousands)
      +200 basis points            $  (144)                        (0.09)%
      +100 basis points                121                          0.08
      -100 basis points             (1,248)                        (0.81)

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a)    Not applicable.

b)    Not applicable.

c)    Not applicable.

d)    Not applicable.

e) The following table discloses information regarding the open-market purchases of FNFG stock made by the Company during the first quarter of 2004 in accordance with Rule 10b-18 under the Securities Exchange Act of 1934:

                                                                            Cumulative number of
                                                                            shares purchased as            Maximum number
                                                                              part of publicly             of shares yet
                           Number of shares          Average price per      announced repurchase          to be purchased
         Date                 purchased                 share paid                 plan*                   under the plan
      -------------        ----------------          -----------------      --------------------          ---------------
      January 2004              10,000                 $     14.88                 120,000                   1,987,161

      February 2004            455,000                 $     14.66                 575,000                   1,532,161

       March 2004                   --                          --                      --                          --
      -------------        ----------------          -----------------
             Total             465,000                 $     14.67                 575,000                   1,532,161
                           ================          =================      ====================          ===============

* In July 2003 the Company announced that it had received a regulatory non-objection from the OTS and approval from its Board of Directors with no set expiration date to its request to repurchase up to 2,107,161 shares of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company's second step stock offering effective January 17, 2003. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital. As of March 31, 2004, the average cost of the 575,000 shares repurchased under this program was $14.65 per share.

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

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.1  Summary of Quarterly Financial Data

      (b) Reports on Form 8-K

            On January 13, 2004 the Company filed a Current Report on Form 8-K, which disclosed pursuant to Item 12 fourth quarter 2003 financial results and provided earnings guidance for 2004. Such Current Report, as an Item 7 exhibit included the Company's press release dated January 13, 2004.

            On January 16, 2004 the Company filed a Current Report on Form 8-K, which disclosed pursuant to Item 5 that it had completed its acquisition of Troy Financial Corporation. Such Current Report, as an Item 7 exhibit included the Company's press release dated January 16, 2004.

            On March 16, 2004 the Company filed a Current Report on Form 8-K, which disclosed pursuant to Item 5 that investors will have an opportunity to listen to a teleconference about the Company on March 18, 2004, as senior management makes presentations to a group of institutional investors. The Company also released the teleconference and website information that will allow investors to listen and view the presentations that will take place that day. Such Current Report, as an Item 7 exhibit included the Company's press release dated March 16, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST NIAGARA FINANCIAL GROUP, INC.


Date: May 7, 2004                          By: /s/ Paul J. Kolkmeyer
                                               ---------------------------------
                                                   Paul J. Kolkmeyer
                                                   President and Chief Executive
                                                   Officer


Date: May 7, 2004                          By: /s/ John R. Koelmel
                                               ---------------------------------
                                                   John R. Koelmel
                                                   Executive Vice President,
                                                   Chief Financial Officer