Form 10-Q
period 2004-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2004-08-06
CIK 1051741

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

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

                     Delaware                                    42-1556195
         --------------------------------                    -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY              14095-0514
---------------------------------------------------              ----------
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

Yes |X|                 No |_|

The Registrant had 83,601,711 shares of Common Stock, $0.01 par value, outstanding as of August 6, 2004.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2004
                                TABLE OF CONTENTS

Item Number                                                                                     Page Number
-----------                                                                                     -----------

                         PART I - FINANCIAL INFORMATION

1. Financial Statements

         Condensed Consolidated Statements of Condition as of
           June 30, 2004 and December 31, 2003 (unaudited).......................................   3

         Condensed Consolidated Statements of Income for the
           three and six months ended June 30, 2004 and 2003 (unaudited).........................   4

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the
           three and six months ended June 30, 2004 and 2003 (unaudited).........................   5

         Condensed Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended June 30, 2004 and 2003 (unaudited)...........................   6

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)...................................   7

         Notes to Condensed Consolidated Financial Statements (unaudited)........................   8

2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................................  13

3. Quantitative and Qualitative Disclosures about Market Risk......................................22

4. Controls and Procedures.......................................................................  22

                           PART II - OTHER INFORMATION

1. Legal Proceedings.............................................................................  23

2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..............  23

3. Defaults upon Senior Securities...............................................................  23

4. Submission of Matters to a Vote of Security Holders...........................................  24

5. Other Information.............................................................................  24

6. Exhibits and Reports on Form 8-K..............................................................  24

Signatures.......................................................................................  25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition
                                   (unaudited)


                                                                         June 30,      December 31,
                                                                           2004            2003
                                                                       -----------     ------------
                                                                       (In thousands, except share
                                   Assets                                 and per share amounts)
Cash and cash equivalents:
    Cash and due from banks .......................................    $    79,601     $    49,997
    Federal funds sold and other short-term investments ...........          3,230         124,255
                                                                       -----------     -----------
           Total cash and cash equivalents ........................         82,831         174,252

Securities available for sale .....................................      1,198,777         845,883
Loans, net ........................................................      3,118,587       2,269,203
Bank-owned life insurance .........................................         84,750          70,767
Premises and equipment, net .......................................         58,497          43,694
Goodwill ..........................................................        324,151         105,981
Other intangible assets, net ......................................         23,785           8,717
Other assets ......................................................        134,562          71,010
                                                                       -----------     -----------
                    Total assets ..................................    $ 5,025,940     $ 3,589,507
                                                                       ===========     ===========
                      Liabilities and Stockholders' Equity

Liabilities:
  Deposits ........................................................    $ 3,319,027     $ 2,355,216
  Short-term borrowings ...........................................        196,006          87,148
  Long-term borrowings ............................................        517,810         370,818
  Other liabilities ...............................................         67,347          48,151
                                                                       -----------     -----------
                    Total liabilities .............................      4,100,190       2,861,333
                                                                       -----------     -----------
Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized,
      none issued .................................................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
      84,298,473 shares issued in 2004 and 70,813,651 shares issued
      in 2003 .....................................................            843             708
    Additional paid-in capital ....................................        750,026         544,618
    Retained earnings .............................................        225,709         217,538
    Accumulated other comprehensive loss ..........................         (9,697)           (740)
    Common stock held by ESOP, 3,972,411 shares in 2004 and
      4,049,659 shares in 2003 ....................................        (29,837)        (30,399)
    Unearned compensation - Recognition and Retention Plan,
      381,633 shares in 2004 and 358,095 shares in 2003 ...........         (3,723)         (2,376)
    Treasury stock, at cost, 612,612 shares in 2004
      and 79,422 shares in 2003 ...................................         (7,571)         (1,175)
                                                                       -----------     -----------
                    Total stockholders' equity ....................        925,750         728,174
                                                                       -----------     -----------
                    Total liabilities and stockholders' equity ....    $ 5,025,940     $ 3,589,507
                                                                       ===========     ===========

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                   Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   --------------------     --------------------
                                                                     2004        2003         2004        2003
                                                                   --------    --------     --------    --------
                                                                     (In thousands, except per share amounts)
Interest income:
   Real estate loans ..........................................    $ 37,626      31,007     $ 73,539      61,557
   Other loans ................................................       9,504       7,066       18,625      13,512
  Mortgage-backed securities ..................................       5,565       1,630       10,805       4,744
  Other investment securities .................................       2,882       1,707        5,420       3,216
   Other ......................................................         173       1,192          417       2,496
                                                                   --------    --------     --------    --------
             Total interest income ............................      55,750      42,602      108,806      85,525

Interest expense:
   Deposits ...................................................      10,264      10,468       20,549      22,485
   Borrowings .................................................       6,551       5,508       12,719      11,026
                                                                   --------    --------     --------    --------
             Total interest expense ...........................      16,815      15,976       33,268      33,511
                                                                   --------    --------     --------    --------
        Net interest income ...................................      38,935      26,626       75,538      52,014
Provision for credit losses ...................................       3,104       2,208        4,854       4,165
                                                                   --------    --------     --------    --------
             Net interest income after provision for credit
               losses..........................................      35,831      24,418       70,684      47,849
                                                                   --------    --------     --------    --------
Noninterest income:
   Banking services ...........................................       4,934       4,246        9,144       8,046
   Risk management services ...................................       4,442       3,631        8,890       6,940
   Wealth management services .................................       1,261       1,052        2,335       2,024
   Lending and leasing ........................................         929         959        1,852       1,858
   Bank-owned life insurance ..................................       1,208         799        2,075       1,552
   Net realized gains (losses) on securities available for sale          --          (2)          60         (18)
   Other ......................................................         613         119          882         449
                                                                   --------    --------     --------    --------
             Total noninterest income .........................      13,387      10,804       25,238      20,851
                                                                   --------    --------     --------    --------
Noninterest expense:
   Salaries and employee benefits .............................      15,915      12,025       31,798      24,597
   Occupancy and equipment ....................................       3,120       2,259        6,476       4,700
   Technology and communications ..............................       2,772       2,337        5,338       4,697
   Marketing and advertising ..................................       1,381         786        2,337       1,854
   Professional services ......................................         987         410        1,768         772
   Amortization of  intangibles ...............................       1,164         290        2,205         608
   Other ......................................................       4,510       2,965        8,506       5,891
                                                                   --------    --------     --------    --------
             Total noninterest expense ........................      29,849      21,072       58,428      43,119
                                                                   --------    --------     --------    --------
             Income from continuing operations before income
               taxes...........................................      19,369      14,150       37,494      25,581
Income taxes from continuing operations .......................       6,356       5,073       12,566       9,053
                                                                   --------    --------     --------    --------
             Income from continuing operations ................      13,013       9,077       24,928      16,528
 Income from discontinued operations, net of income taxes .....          --          23           --         186
                                                                   --------    --------     --------    --------
        Net income ............................................    $ 13,013       9,100     $ 24,928      16,714
                                                                   ========    ========     ========    ========

Earnings per common share:
              Basic ...........................................    $   0.16        0.14     $   0.32        0.25
              Diluted .........................................        0.16        0.13         0.31        0.25

Weighted average common shares outstanding:
              Basic ...........................................      79,595      66,126       78,501      65,943

              Diluted .........................................      80,731      67,722       79,826      67,500

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                    Three months ended        Six months ended
                                                                          June 30,                June 30,
                                                                   ---------------------    ---------------------
                                                                     2004         2003        2004         2003
                                                                   --------     --------    --------     --------
                                                                                  (In thousands)
Net income ....................................................    $ 13,013        9,100    $ 24,928       16,714

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period     (13,308)         224      (8,921)        (683)
        Reclassification adjustment for net realized (gains)
          losses included in net income .......................          --            1         (36)          11
                                                                   --------     --------    --------     --------
             Total other comprehensive income (loss) ..........     (13,308)         225      (8,957)        (672)
                                                                   --------     --------    --------     --------
                Total comprehensive income (loss) .............    $   (295)       9,325    $ 15,971       16,042
                                                                   ========     ========    ========     ========

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                       Accumulated    Common       Unearned
                                             Additional                   other       stock     compensation -
                                  Common       paid-in     Retained   comprehensive  held by    recognition and  Treasury
                                  stock        capital     earnings   income (loss)    ESOP     retention plan     stock    Total
                                 --------    ----------    --------   -------------  --------   ---------------  --------  --------
                                                        (In thousands, except share and per share amounts)
Balances at January 1, 2004 ...  $    708      544,618      217,538         (740)     (30,399)       (2,376)       (1,175)  728,174

Net income ....................        --           --       24,928           --           --            --            --    24,928
Unrealized loss on securities
  available for sale, net .....        --           --           --       (8,957)          --            --            --    (8,957)
Common stock issued for the
  acquisition of Troy
  Financial Corporation .......       133      201,147           --           --           --            --            --   201,280
Purchase of treasury shares ...        --           --           --           --           --            --       (15,599)  (15,599)
Exercise of stock options, net          2        3,288       (5,549)          --           --            --         7,598     5,339
ESOP shares committed to be
  released ....................        --          484           --           --          562            --            --     1,046
Recognition and Retention
  Plan, net ...................        --          489           --           --           --        (1,347)        1,605       747
Common stock dividend of
   $0.14 per share ............        --           --      (11,208)          --           --            --            --   (11,208)
                                 --------     --------     --------     --------     --------      --------      --------  --------
Balances at June 30, 2004 .....  $    843      750,026      225,709       (9,697)     (29,837)       (3,723)       (7,571)  925,750
                                 ========     ========     ========     ========     ========      ========      ========  ========

Balances at January 1, 2003 ...  $    298      137,624      196,074        2,074      (11,024)       (2,453)      (38,897)  283,696

Net income ....................        --           --       16,714           --           --            --            --    16,714
Unrealized loss on securities
  available for sale, net .....        --           --           --         (672)          --            --            --      (672)
Corporate reorganization:
  Merger of First Niagara
    Financial Group, MHC ......      (158)      19,608           --           --           --            --            --    19,450
  Treasury stock retired ......       (37)     (38,860)          --           --           --            --        38,897        --
  Exchange of common stock ....       161         (198)          --           --           --            --            --       (37)
  Proceeds from stock offering,
    net of related expenses ...       410      390,553           --           --           --            --            --   390,963
Purchase of shares by ESOP ....        --           --           --           --      (20,500)           --            --   (20,500)
Common stock issued for the
  acquisition of Finger
  Lakes Bancorp, Inc. .........        34       33,525           --           --           --            --            --    33,559
Exercise of stock options, net         --          371           --           --           --            --            --       371
ESOP shares committed to be
  released ....................        --          368           --           --          563            --            --       931
Recognition and Retention
  Plan, net ...................        --          873           --           --           --          (292)          (12)      569
Common stock dividend of
  $0.10 per share .............        --           --       (6,654)          --           --            --            --    (6,654)
                                 --------     --------     --------     --------     --------      --------      --------  --------

Balances at June 30, 2003 .....  $    708      543,864      206,134        1,402      (30,961)       (2,745)          (12)  718,390
                                 ========     ========     ========     ========     ========      ========      ========  ========

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                               Six months ended June 30,
                                                                              ---------------------------
                                                                                  2004           2003
                                                                              -----------     -----------
Cash flows from operating activities:                                               (In thousands)
  Net income .............................................................    $    24,928     $    16,714
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of fees and discounts, net ..........................          5,379           7,751
        Provision for credit losses ......................................          4,854           4,165
        Depreciation of premises and equipment ...........................          3,671           3,042
        Amortization of intangibles ......................................          2,205             641
        Net realized gains ...............................................            (60)           (212)
        Stock based compensation expense .................................          1,595           1,521
        Deferred income tax expense ......................................          1,362             716
        Decrease in other assets .........................................          6,996           2,345
        Increase (decrease) in other liabilities .........................         13,486          (4,269)
                                                                              -----------     -----------
              Net cash provided by operating activities ..................         64,416          32,414
                                                                              -----------     -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale ..................         66,113           7,218
   Proceeds from maturities of securities available for sale .............        115,374         350,462
   Principal payments received on securities available for sale ..........         90,354         221,623
   Purchases of securities available for sale ............................       (392,605)       (622,287)
   Net increase in loans .................................................       (110,714)        (86,649)
   Acquisitions, net of cash acquired ....................................        (61,193)        (28,544)
   Proceeds from the sale of  a business, net of cash sold ...............             --           5,237
   Other, net ............................................................        (11,831)         (2,652)
                                                                              -----------     -----------
              Net cash used in investing activities ......................       (304,502)       (155,592)
                                                                              -----------     -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits .................................         40,146         (33,750)
     Net proceeds from Conversion and Offering ...........................             --         313,924
     Proceeds from (repayments of) short-term borrowings, net ............         37,122         (28,415)
     Proceeds from long-term borrowings ..................................        105,000              --
     Repayments of long-term borrowings ..................................         (9,667)         (8,426)
     Proceeds from exercise of stock options .............................          2,871             188
     Purchase of treasury stock ..........................................        (15,599)             --
     Dividends paid on common stock ......................................        (11,208)         (6,654)
                                                                              -----------     -----------
              Net cash provided by financing activities ..................        148,665         236,867
                                                                              -----------     -----------
         Net increase (decrease) in cash and cash equivalents ............        (91,421)        113,689
Cash and cash equivalents at beginning of period .........................        174,252          90,525
                                                                              -----------     -----------
Cash and cash equivalents at end of period ...............................    $    82,831     $   204,214
                                                                              ===========     ===========
     Cash paid during the period for:
              Income taxes ...............................................    $     8,152     $     5,877
              Interest expense ...........................................         30,177          33,482

    Acquisition and disposition of banks and financial services companies:
       Assets acquired (noncash) .........................................    $ 1,327,188     $   374,616
       Liabilities assumed ...............................................      1,064,742         342,950
       Assets sold (noncash) .............................................             --           1,384
       Liabilities sold ..................................................             --             746

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassification adjustments were made to the 2003 financial statements to conform them to the 2004 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

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

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands, except per share amounts):

                                                                 Three months ended           Six months ended
                                                                       June 30,                    June 30,
                                                              -------------------------   -------------------------
                                                                 2004           2003         2004           2003
                                                              ----------     ----------   ----------     ----------
      Net income as reported                                  $   13,013          9,100   $   24,928         16,714
          Add: Stock-based employee compensation
                   expense included in net income, net of
                   related income tax effects                        172            138          330            353
          Deduct: Stock-based employee compensation
                   expense determined under the fair-value
                   based method, net of related income tax
                   effects                                          (453)          (338)        (854)          (731)
                                                              ----------     ----------   ----------     ----------
          Pro forma net income                                $   12,732          8,900   $   24,404         16,336
                                                              ==========     ==========   ==========     ==========
      Basic earnings per share:
          As reported                                         $     0.16           0.14   $     0.32           0.25
          Pro forma                                                 0.16           0.13         0.31           0.25

      Diluted earnings per share:
          As reported                                         $     0.16           0.13   $     0.31           0.25
          Pro forma                                                 0.16           0.13         0.31           0.24

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2) Acquisitions

Troy Financial Corporation

On January 16, 2004, FNFG acquired all of the outstanding common shares of Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank ("TSB") and The Troy Commercial Bank ("TCB"), which had twenty-one retail branches. Following completion of the acquisition, TSB branch locations were merged into First Niagara's banking center network and TCB became a wholly-owned subsidiary of First Niagara as a New York State chartered commercial bank. FNFG paid $35.50 per share in a combination of cash and stock for all of the outstanding shares and options of TFC.

The aggregate purchase price of approximately $356.5 million included the issuance of 13.3 million shares of FNFG stock, cash payments totaling $151.9 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $3.4 million. The value assigned to the FNFG shares issued was $15.15 per share based upon the average closing price of FNFG common stock for the five trading days immediately preceding the receipt of final bank regulatory approval on December 15, 2003, which is the date the number of shares being issued became fixed. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of TFC were included in the 2004 consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                January 16,
                                                   2004
                                                ----------
            Cash and cash equivalents           $   94,090
            Securities available for sale          250,969
            Loans, net                             745,399
            Goodwill                               218,091
            Core deposit intangible                 17,247
            Other assets                            95,482
                                                ----------
                   Total assets acquired         1,421,278
                                                ----------

            Deposits                               923,665
            Borrowings                             124,723
            Other liabilities                       16,354
                                                ----------
                   Total liabilities assumed     1,064,742
                                                ----------

                       Net assets acquired      $  356,536
                                                ==========

The core deposit intangible asset acquired is being amortized over 11 years utilizing the double declining balance method. The goodwill was assigned to the Company's banking segment of which none is deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of TFC had been consummated as of the beginning of each period presented. Pro forma information for 2004 is not presented since such pro forma results were not materially different from actual results. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired TFC at the beginning of the periods presented. In particular, cost savings and $1.4 million of indirect merger and integration costs are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                    Three months ended         Six months ended
                                      June 30, 2003             June 30, 2003
                                    ------------------         ----------------
                                                    (Pro forma)
      Net interest income                $36,906                    $72,311
      Noninterest income                  12,675                     24,573
      Noninterest expense                 29,281                     59,401
      Net income                          11,688                     21,790

      Basic earnings per share           $  0.15                    $  0.28
                                         =======                    =======
      Diluted earnings per share         $  0.14                    $  0.27
                                         =======                    =======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Hudson River Bancorp, Inc.

On April 1, 2004, FNFG entered into a definitive agreement to acquire all of the common shares outstanding of Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company and the Hudson River Commercial Bank, with total assets of approximately $2.6 billion and forty-nine branch locations. In connection with the acquisition, FNFG has agreed to issue a total of 34.1 million of its shares and $124.8 million in cash, subject to adjustment for the exercise of outstanding HRB stock options. As of July 30, 2004, the aggregate purchase price of the transaction was $571.1 million or $18.11 per share, which includes 1.4 million of FNFG shares that will be issued for the outstanding HRB stock options, and was based upon a $12.51 FNFG share price. The final value of the merger consideration to be paid upon closing will depend on the average stock price of FNFG just prior to closing and the number of outstanding shares of HRB. HRB stockholders will be entitled to elect to receive merger consideration in shares of FNFG stock, cash, or a combination of stock and cash. HRB stock options will be exchanged for FNFG stock upon completion of the merger, if not previously exercised. The acquisition is expected to be completed in January 2005 and is subject to the approval of various regulatory agencies, as well as FNFG and HRB stockholders. All applicable regulatory applications were filed during the second quarter of 2004 and the shareholder meeting dates for both FNFG and HRB are scheduled for September 28, 2004.

(3) Earnings Per Share

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                           Three months ended         Six months ended
                                                                June 30,                  June 30,
                                                          ---------------------     ---------------------
                                                            2004          2003        2004          2003
                                                          --------       ------     --------       ------
Net income available to common shareholders               $ 13,013        9,100     $ 24,928       16,714
                                                          ========       ======     ========       ======

  Weighted average shares outstanding basic and
    diluted:
     Total shares issued                                    84,289       70,766       83,102       71,336
     Unallocated ESOP shares                                (4,011)      (4,165)      (4,030)      (3,992)
     Unvested restricted stock awards                         (407)        (473)        (402)        (498)
     Treasury shares                                          (276)          (2)        (169)        (903)
                                                          --------       ------     --------       ------
     Total basic weighted average shares outstanding        79,595       66,126       78,501       65,943

     Incremental shares from assumed exercise of
          stock options                                      1,022        1,388        1,195        1,340
     Incremental shares from assumed vesting of
          restricted stock awards                              114          208          130          217
                                                          --------       ------     --------       ------
     Total diluted weighted average shares outstanding      80,731       67,722       79,826       67,500
                                                          ========       ======     ========       ======
Basic earnings per share                                  $   0.16         0.14     $   0.32         0.25
                                                          ========       ======     ========       ======
Diluted earnings per share                                $   0.16         0.13     $   0.31         0.25
                                                          ========       ======     ========       ======

As a result of the decline in the Company's stock price, the above weighted average share calculations do not include 1.3 million and 227 thousand of stock option and restricted stock awards for the three months ended June 30, 2004 and 2003, respectively, and 377 thousand and 132 thousand of stock option and restricted stock awards for the six months ended June 30, 2004, as they would be anti-dilutive to the earnings per share calculations.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4) Pension and Other Postretirement Plans

Net postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                        Pension plans       Other postretirement plans
                                                      ------------------    --------------------------
                                                      Three months ended        Three months ended
                                                           June 30,                 June 30,
                                                      ------------------        ------------------
                                                        2004      2003            2004      2003
                                                        -----     -----           -----     -----
Interest cost                                           $ 452       213           $ 108        69
Expected return on plan assets                           (685)     (218)             --        --
Amortization of unrecognized loss                          65        54              23        14
Amortization of unrecognized prior service liability       --        --             (16)      (16)
                                                        -----     -----           -----     -----
     Net pension and postretirement cost (benefit)      $(168)       49           $ 115        67
                                                        =====     =====           =====     =====

                                                           Pension plans      Other postretirement plans
                                                        -------------------   --------------------------
                                                          Six months ended        Six months ended
                                                              June 30,                June 30,
                                                        -------------------      -------------------
                                                          2004        2003        2004        2003
                                                        -------     -------      -------     -------
Interest cost                                           $   905         455      $   217         138
Expected return on plan assets                           (1,371)       (437)          --          --
Amortization of unrecognized loss                           129         109           45          27
Amortization of unrecognized prior service liability         --          --          (32)        (32)
                                                        -------     -------      -------     -------
     Net pension and postretirement cost (benefit)      $  (337)        127      $   230         133
                                                        =======     =======      =======     =======

(5) Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's risk (insurance) and wealth management operations, which are organized under one Financial Services Group. The banking segment includes the results of First Niagara excluding financial services. Selected operating information for the Company's segments follows (in thousands):

                                                          Financial                  Consolidated
For the three month period ended                Banking   services    Eliminations      total
                                                -------    -------    ------------   ------------
June 30, 2004
    Net interest income                         $38,931          4           --         38,935
    Provision for credit losses                   3,104         --           --          3,104
                                                -------      -----          ---         ------
         Net interest income after provision
           for credit losses                     35,827          4           --         35,831
    Noninterest income                            7,680      5,736          (29)        13,387
    Amortization of intangibles                     866        298           --          1,164
    Other noninterest expense                    24,515      4,199          (29)        28,685
                                                -------      -----          ---         ------
         Income before income taxes              18,126      1,243           --         19,369
    Income tax expense                            5,960        396           --          6,356
                                                -------      -----          ---         ------
         Net income                             $12,166        847           --         13,013
                                                =======      =====          ===         ======

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                     Financial                    Consolidated
For the three month period ended                       Banking       services     Eliminations       total
                                                       -------       ---------    ------------    ------------
June 30, 2003
    Net interest income                                $26,603             23             --          26,626
    Provision for credit losses                          2,208             --             --           2,208
                                                       -------        -------        -------         -------
         Net interest income after provision
           for credit losses                            24,395             23             --          24,418
    Noninterest income                                   6,118          4,692             (6)         10,804
    Amortization of intangibles                            115            175             --             290
    Other noninterest expense                           17,427          3,361             (6)         20,782
                                                       -------        -------        -------         -------
         Income from continuing operations
              before income taxes                       12,971          1,179             --          14,150
    Income tax expense from continuing
      operations                                         4,528            545             --           5,073
                                                       -------        -------        -------         -------
      Income from continuing operations                  8,443            634             --           9,077
  Income from discontinued  operations, net of
      income taxes                                          --             23             --              23
                                                       -------        -------        -------         -------
        Net income                                     $ 8,443            657             --           9,100
                                                       =======        =======        =======         =======

                                                                     Financial                    Consolidated
For the six month period ended                         Banking       services     Eliminations       total
                                                       -------       ---------    ------------    ------------
June 30, 2004
    Net interest income                                $75,524             14             --          75,538
    Provision for credit losses                          4,854             --             --           4,854
                                                       -------        -------        -------         -------
         Net interest income after provision
           for credit losses                            70,670             14             --          70,684
    Noninterest income                                  14,008         11,271            (41)         25,238
    Amortization of intangibles                          1,609            596             --           2,205
    Other noninterest expense                           48,002          8,262            (41)         56,223
                                                       -------        -------        -------         -------
         Income before income taxes                     35,067          2,427             --          37,494
    Income tax expense                                  11,765            801             --          12,566
                                                       -------        -------        -------         -------
         Net income                                    $23,302          1,626             --          24,928
                                                       =======        =======        =======         =======

                                                                     Financial                    Consolidated
For the six month period ended                         Banking       services     Eliminations       total
                                                       -------       ---------    ------------    ------------
June 30, 2003
    Net interest income                                $51,977             37             --          52,014
    Provision for credit losses                          4,165             --             --           4,165
                                                       -------        -------        -------         -------
         Net interest income after provision
           for credit losses                            47,812             37             --          47,849
    Noninterest income                                  11,871          8,996            (16)         20,851
    Amortization of intangibles                            258            350             --             608
    Other noninterest expense                           35,736          6,791            (16)         42,511
                                                       -------        -------        -------         -------
         Income from continuing operations
           before income taxes                          23,689          1,892             --          25,581
    Income tax expense from continuing
       operations                                        8,149            904             --           9,053
                                                       -------        -------        -------         -------
       Income from continuing operations                15,540            988             --          16,528
    Income from  discontinued  operations,  net
       of income taxes                                      --            186             --             186
                                                       -------        -------        -------         -------
          Net income                                   $15,540          1,174             --          16,714
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

Overview

The Company provides banking and other financial services to individuals and businesses across New York State. The Company accepts deposits from customers through its banking centers and invests those and other funds generated from operations and borrowings primarily in loans and investment securities. Additionally, the Company offers risk (insurance) management and wealth management services.

Total assets increased to $5.0 billion at June 30, 2004 from $3.6 billion at December 31, 2003. This 40% increase resulted primarily from the assets acquired from TFC in January 2004 and commercial loan growth. TFC added $760.0 million of loans, of which 64% were commercial mortgage and business loans, and $923.7 million of deposits, 75% of which were core deposits. This acquisition expanded the Company's market area to include the higher growth Capital Region in Eastern New York and furthered its strategic initiatives of increasing commercial relationships and core deposits. Excluding the loans acquired from TFC, the net increase in loans was $104.3 million during the first six months of 2004. This increase was attributable to a $126.0 million, or 18% annualized, increase in commercial real-estate and business loans, partially mitigated by the continuing repayment of residential real-estate loans held in portfolio. Excluding the accounts acquired from TFC, deposits increased slightly from December 31, 2003 as 20% annualized core deposit growth offset the maturities of higher rate certificates of deposit.

Net income for the quarter ended June 30, 2004 increased to $13.0 million, or $0.16 per diluted share from $9.1 million, or $0.13 per diluted share for the same period of 2003. This represents a 43% increase in net income and a 23% increase in diluted earnings per share over the prior year second quarter. The 2004 quarterly results included the benefits of a 51 basis point improvement in net interest rate spread and a $24.3 million increase in average net earning assets, which resulted in a $12.3 million or 46% increase in net interest income and a 32 basis point improvement in net interest margin over the prior year second quarter. Noninterest income and expense for the second quarter of 2004 increased from the 2003 second quarter and reflects the impact of the acquisition of TFC in January 2004 and two insurance agencies in July 2003, as well as the continuing expansion of existing operations.

For the first six months of 2004, the Company had $24.9 million of net income or $0.31 per diluted share compared to $16.7 million, or $0.25 per diluted share for the same period of 2003. This increase can primarily be attributed to the same factors which drove the improvement in second quarter 2004 results.

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

                                                                          Three months ended June 30,
                                               -------------------------------------------------------------------------------
                                                               2004                                     2003
                                               --------------------------------------   --------------------------------------
                                                 Average         Interest                 Average         Interest
                                               outstanding        earned/      Yield/   outstanding        earned/      Yield/
                                                 balance           paid         rate      balance           paid         rate
                                               -----------      -----------    ------   -----------      -----------    ------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities(1) ..........    $   623,031      $     5,565     3.57%   $   440,865      $     1,630     1.48%
   Other investment securities(1) .........        598,741            2,882     1.93        293,623            1,707     2.33
   Loans(2) ...............................      3,084,976           47,130     6.12      2,242,011           38,073     6.80
   Other ..................................         55,236              173     1.27        304,343            1,192     1.58
                                               -----------      -----------     ----    -----------      -----------     ----
         Total interest-earning assets ....      4,361,984           55,750     5.12      3,280,842           42,602     5.20
                                               -----------      -----------     ----    -----------      -----------     ----
Allowance for credit losses ...............        (40,870)                                 (24,504)
Noninterest-earning assets(3)(4) ..........        665,298                                  323,565
                                               -----------                              -----------
         Total assets .....................    $ 4,986,412                              $ 3,579,903
                                               ===========                              ===========

Interest-bearing liabilities:
   Savings deposits .......................    $ 1,056,289      $     2,450     0.93%   $   676,024      $     1,623     0.96%
   Checking deposits ......................        893,854            1,975     0.89        527,440            1,123     0.85
   Certificates of deposit ................      1,095,011            5,839     2.14      1,021,369            7,722     3.03
   Borrowed funds .........................        672,731            6,551     3.92        436,178            5,508     5.07
                                               -----------      -----------     ----    -----------      -----------     ----
         Total interest-bearing liabilities      3,717,885           16,815     1.82      2,661,011           15,976     2.41
                                               -----------      -----------     ----    -----------      -----------     ----
Noninterest-bearing deposits ..............        271,090                                  149,727
Other noninterest-bearing liabilities .....         62,668                                   52,185
                                               -----------                              -----------
      Total liabilities ...................      4,051,643                                2,862,923
Stockholders' equity(3) ...................        934,769                                  716,980
                                               -----------                              -----------
      Total liabilities and stockholders'
         equity ...........................    $ 4,986,412                              $ 3,579,903
                                               ===========                              ===========
Net interest income .......................                     $    38,935                              $    26,626
                                                                ===========                              ===========
Net interest rate spread ..................                                     3.30%                                    2.79%
                                                                                ====                                     ====
Net earning assets ........................    $   644,099                              $   619,831
                                               ===========                              ===========
Net interest income as a percentage of
    average interest-earning assets .......                            3.57%                                    3.25%
                                                                ===========                              ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities         117.32%                                  123.29%
                                               ===========                              ===========

                                                                           Six months ended June 30,
                                               -------------------------------------------------------------------------------
                                                               2004                                     2003
                                               --------------------------------------   --------------------------------------
                                                 Average         Interest                 Average         Interest
                                               outstanding        earned/      Yield/   outstanding        earned/      Yield/
                                                 balance           paid         rate      balance           paid         rate
                                               -----------      -----------    ------   -----------      -----------    ------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities(1) ..........    $   605,457      $    10,805     3.57%   $   437,201      $     4,744     2.17%
   Other investment securities(1) .........        565,422            5,420     1.92        270,717            3,216     2.38
   Loans(2) ...............................      2,997,964           92,164     6.16      2,200,220           75,069     6.85
   Other ..................................         71,671              417     1.13        314,354            2,496     1.60
                                               -----------      -----------     ----    -----------      -----------     ----
         Total interest-earning assets ....      4,240,514          108,806     5.14      3,222,492           85,525     5.33
                                               -----------      -----------     ----    -----------      -----------     ----
Allowance for credit losses ...............        (39,100)                                 (24,099)
Noninterest-earning assets(3)(4) ..........        642,673                                  321,965
                                               -----------                              -----------
         Total assets .....................    $ 4,844,087                              $ 3,520,358
                                               ===========                              ===========
Interest-bearing liabilities:
   Savings deposits .......................    $   992,964      $     4,481     0.91%   $   691,391      $     4,200     1.23%
   Checking deposits ......................        854,935            3,710     0.87        506,663            2,469     0.98
   Certificates of deposit ................      1,121,153           12,358     2.22      1,018,009           15,816     3.13
   Borrowed funds .........................        641,432           12,719     3.99        437,107           11,026     5.09
                                               -----------      -----------     ----    -----------      -----------     ----
         Total interest-bearing liabilities      3,610,484           33,268     1.85      2,653,170           33,511     2.55
                                               -----------      -----------     ----    -----------      -----------     ----

Noninterest-bearing deposits ..............        252,553                                  145,008
Other noninterest-bearing liabilities .....         61,085                                   54,319
                                               -----------                              -----------
      Total liabilities ...................      3,924,122                                2,852,497
Stockholders' equity(3) ...................        919,965                                  667,861
                                               -----------                              -----------
      Total liabilities and stockholders'
         equity ...........................    $ 4,844,087                              $ 3,520,358
                                               ===========                              ===========
Net interest income .......................                     $    75,538                              $    52,014
                                                                ===========                              ===========
Net interest rate spread ..................                                     3.29%                                    2.78%
                                                                                ====                                     ====
Net earning assets ........................    $   630,030                              $   569,322
                                               ===========                              ===========
Net interest income as a percentage of
    average interest-earning assets .......                            3.56%                                    3.23%
                                                                ===========                              ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities         117.45%                                  121.46%
                                               ===========                              ===========

----------
(1)   Outstanding balances are at amortized cost.

(2) Outstanding balances are net of deferred costs, unearned premiums and non-accruing loans.

(3) Outstanding balances include unrealized gains/losses on securities available for sale.

(4) Outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Lending Activities

Total loans outstanding increased $864.3 million from December 31, 2003 to June 30, 2004, including $760.0 million attributable to the acquisition of TFC in January 2004, which added $226.1 million of residential mortgages, $40.2 million of home equity loans, $306.8 million of commercial mortgages, $178.6 million of commercial business loans and $8.3 million of consumer loans. During the first two quarters of 2004, the Company continued to shift its portfolio mix from residential mortgage loans to commercial real estate and business loans. Excluding the loans acquired with TFC, commercial real estate loans increased $102.6 million, or 20% annualized, from December 31, 2003 to June 30, 2004, while commercial business loans increased $23.4 million, or 12% annualized, during the same period. For the second quarter of 2004, the annualized increase in commercial real estate and business loans was 27% and 15%, respectively, over the linked quarter. Other portfolio activity included a reduction in residential loan balances due to refinance related prepayments (although that trend began to reverse at the end of the quarter with the increase in mortgage rates) and a decline in consumer loan balances due to the de-emphasis of indirect lending, including the Company's strategic decision to exit the third-party indirect auto business. As a result, as of June 30, 2004, commercial loans comprised 50% of the loan portfolio versus 42% as of December 31, 2003.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                       June 30, 2004           December 31, 2003
                                  ----------------------    ----------------------
                                     Amount      Percent      Amount       Percent
                                  -----------    -------    -----------    -------
                                               (Dollars in thousands)
Real estate loans:
   Residential ...............    $ 1,162,544      36.9%    $   948,877      41.5%
   Home equity ...............        227,544       7.2         179,282       7.8
   Commercial ................      1,014,178      32.2         653,976      28.6
   Commercial construction ...        135,359       4.3          86,154       3.8
                                  -----------     -----     -----------      ----
      Total real estate loans       2,539,625      80.6       1,868,289      81.7

Commercial business loans ....        417,027      13.2         215,000       9.4
Consumer loans ...............        193,608       6.2         202,630       8.9
                                  -----------     -----     -----------      ----
       Total loans ...........      3,150,260     100.0%      2,285,919     100.0%
                                  -----------     -----     -----------      ----
   Net deferred costs and
          unearned premiums ..          9,761                     8,704
   Allowance for credit losses        (41,434)                  (25,420)
                                  -----------               -----------
       Total loans, net ......    $ 3,118,587               $ 2,269,203
                                  ===========               ===========

During the quarter, overall credit quality remained strong as non- accruing loans decreased to 0.42% of total loans at June 30, 2004, its lowest level in five quarters, from 0.54% of total loans at December 31, 2003. Consistent with this improvement, nonperforming assets as a percentage of total assets improved to 0.27% from 0.36% at the end of 2003. Net loan charge-offs totaled $2.4 million for the second quarter of 2004 compared to $1.3 million for the same period in 2003. This increase is attributable to losses related to a single automobile leasing relationship. At June 30, 2004, the remaining outstanding loans associated with this portfolio totaled $17.9 million and are secured by performing auto leases. Going forward, the Company anticipates that any additional charge-offs in connection with this relationship will be comparable to historical loss rates for this type of lending. Excluding the auto leases, annualized charge-offs during the quarter were 0.14% of average total loans. Year-to-date annualized net loan charge-offs as a percentage of average total loans amounted to 0.23%, which is consistent with the 0.24% for each of the last two years.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                     June 30,   December 31,
                                                                       2004        2003
                                                                     --------   ------------
                                                                     (Dollars in thousands)
       Non-accruing loans (1):
         Residential .............................................    $ 4,685     $ 3,905
         Home equity .............................................        484         401
         Commercial ..............................................      4,612       3,878
          Commercial business ....................................      2,712       3,583
          Consumer ...............................................        830         538
                                                                      -------     -------
              Total non-accruing loans ...........................     13,323      12,305
      Real estate owned ..........................................        400         543
                                                                      -------     -------
            Total non-performing assets ..........................    $13,723     $12,848
                                                                      =======     =======

      Total non-accruing loans as a percentage of total loans ....       0.42%       0.54%
                                                                      =======     =======
      Total non-performing assets as a percentage of total assets        0.27%       0.36%
                                                                      =======     =======
      Allowance for credit losses to total loans .................       1.31%       1.11%
                                                                      =======     =======
      Allowance for credit losses to non-accruing loans ..........     311.00%     206.58%
                                                                      =======     =======

----------
(1) Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                 Six months ended June 30,
                                                                 -------------------------
                                                                    2004         2003
                                                                  --------      --------
                                                                  (Dollars in thousands)
      Balance at beginning of period .........................    $ 25,420      $ 20,873
      Net charge-offs:
         Charge-offs .........................................      (4,270)       (3,011)
         Recoveries ..........................................         780           753
                                                                  --------      --------
            Net charge-offs ..................................      (3,490)       (2,258)
      Allowance obtained through acquisitions ................      14,650         2,001
      Provision for credit losses ............................       4,854         4,165
                                                                  --------      --------
      Balance at end of period ...............................    $ 41,434      $ 24,781
                                                                  ========      ========
      Ratio of annualized net charge-offs during the period to
         average loans outstanding during the period .........        0.23%         0.21%
                                                                  ========      ========

Investing Activities

The Company's available for sale securities increased $352.9 million to $1.20 billion at June 30, 2004 from $845.9 million at December 31, 2003. This reflects the $251.0 million of investment securities acquired with TFC, of which $210.8 million were municipal debt securities. Excluding the investment securities acquired from TFC, securities available for sale increased $101.9 million, as the remaining proceeds from the Company's second-step stock offering were further deployed from short-term assets to higher yielding mortgage-backed securities and agency bonds with a weighted average life of 2 to 4 years. The weighted average life and duration of the portfolio at June 30, 2004 are 2.9 and
2.3 years, respectively. The Company's balance sheet is positioned to optimize earnings while limiting earnings volatility as interest rates change. As a result of this repositioning and funding of the cash portion of the TFC acquisition, cash and cash equivalents decreased to $82.8 million at June 30, 2004.

Funding Activities

The increase in deposits from December 31, 2003 resulted primarily from the acquisition of TFC, which added a total of $923.7 million of deposits, including $273.6 million of savings accounts, $331.0 million of interest bearing checking accounts, $232.3 million of certificates of deposit and $86.8 million of noninterest bearing deposits. During the first half of 2004, the Company continued to focus its marketing and sales efforts on increasing its core deposit base. Excluding the accounts acquired with TFC, core deposits increased $208.0 million, or 20% annualized, from December 31, 2003 to June 30, 2004. Certificates of deposits decreased $167.8 million during the same period, as the rates offered on new certificates of deposits were lowered based on alternative wholesale borrowing costs.

Set forth below is selected information concerning the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated.

                                June 30, 2004         December 31, 2003
                             --------------------    --------------------
                               Amount     Percent      Amount     Percent
                             ----------   -------    ----------   -------
                                        (Dollars in thousands)
Savings .................    $1,063,799     32.0%    $  654,320     27.8%
Interest-bearing checking       908,309     27.4        538,967     22.9
Certificates of deposit .     1,055,993     31.8        991,545     42.1
Noninterest-bearing .....       290,926      8.8        170,384      7.2
                             ----------    -----     ----------    -----
   Total deposits .......    $3,319,027    100.0%    $2,355,216    100.0%
                             ==========    =====     ==========    =====

Borrowed funds totaled $713.8 million at June 30, 2004 compared to $458.0 million at December 31, 2003. This $255.9 million increase included $124.7 million assumed in the TFC acquisition. Excluding the debt acquired, borrowed funds increased $131.1 million with $105.0 million of this growth represented by new fixed-rate, short and intermediate-term borrowings. The additional borrowings during the first half of 2004 were used to fund commercial loan growth and the maturities of certificates of deposit.

Equity Activities

Stockholders' equity increased to $925.8 million at June 30, 2004 compared to $728.2 million at December 31, 2003. This $197.6 million increase was primarily attributable to the issuance of 13.3 million shares of common stock with an aggregate value of $201.3 million in connection with the TFC acquisition. Reductions in equity during the six month period included common stock dividends paid of $0.14 per share totaling $11.2 million, treasury stock purchases totaling $15.6 million, and a net unrealized loss on the securities available for sale portfolio of $9.0 million.

In July 2003 the Company announced that it had received a regulatory non-objection from the Office of Thrift Supervision ("OTS") and approval from its Board of Directors to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company's second step conversion effective January 17, 2003. Since the authorization of this program, the Company has been restricted for substantial periods of time from repurchasing shares due to internal and regulatory quiet periods. Nonetheless, as of June 30, 2004, 1.3 million shares had been repurchased under this program at an average cost of $13.44 per share. Going forward, the Company will continue to be limited on the amount of repurchases it can make as a result of SEC Rule 10b-18 and the pending HRB acquisition, but anticipates completing the current program early in the fourth quarter of this year.

The decline in the fair market value adjustment on the Company's securities available for sale reflects the rise in interest rates and the fixed nature of the Company's investment portfolio. However, this unrealized loss only represents 1% of the investment portfolio's cost basis as management has kept the duration of this portfolio relatively short in anticipation of rising interest rates.

Results of Operations for the Three Months Ended June 30, 2004

Net Interest Income

Net interest income rose 46% when comparing the second quarter of 2004 to the same period of 2003. One of the major factors contributing to this increase was a 51 basis point improvement in net interest rate spread due to the Company's active asset and liability management initiatives and lower mortgage-backed security premium amortization. Additionally, net interest income benefited from a $24.3 million increase in average net earning assets from the second quarter of 2003 to the second quarter of 2004 primarily due to an increase in average noninterest bearing deposits and the acquisition of TFC. The improvement in net interest rate spread and average net earning assets caused the Company's net interest margin to improve to 3.57% during the quarter compared to 3.25% for the quarter ended June 30, 2003.

The increase in interest income reflects the impact of a $1.08 billion increase in average interest-earning assets due primarily to the acquisition of TFC and increases in higher yielding commercial real estate and business loans. The benefits of the increase in earning assets were partially offset by an 8 basis point decrease in the yield on those assets when compared to the 2003 period. This was attributable to the declining interest rate environment, which caused the Company's variable-rate interest-earning assets to reprice to lower rates and fixed-rate interest-earning assets, mainly residential mortgages and mortgage-backed securities ("MBS"), to prepay. The impact of this repricing however was almost entirely offset by reduced MBS premium amortization recorded during the current quarter, which amounted to $527 thousand in the 2004 period compared to $3.4 million for the second quarter of 2003.

The increase in interest expense during the second quarter of 2004 resulted from a $1.06 billion increase in average interest bearing liabilities due to the deposits and borrowings assumed in the TFC acquisition and core deposit growth. Partially offsetting this increase was a 59 basis point reduction in the rate paid on those liabilities. This was due to the lower interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice downward and the Company's ongoing strategy to replace higher-rate time deposits with lower cost core deposits.

Provision for Credit Losses

To compensate for the higher level of charge-offs during the quarter (as discussed within the Lending Activities section), as well as to provide for the continuing growth in commercial loans, the Company increased its provision for credit losses to $3.1 million compared to $2.2 million for the second quarter of 2003. As a result of the additional provision, as well as the improvement in non-accruing loans, the allowance for credit losses increased to 311.0% of non-accruing loans and 1.31% of total loans at June 30, 2004. That compares to 206.6% of non-accruing loans and 1.11% of total loans at December 31, 2003. The provision is based on management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the second quarter of 2004, the Company earned $13.4 million of noninterest income, compared to $10.8 million for the same period of 2003. This increase was largely the result of the acquisition of TFC in January 2004 and two insurance agencies in July 2003, which added approximately $1.8 million and $784 thousand to noninterest income, respectively, during the quarter. The remainder of this increase can be attributed to improved results from the Company's CRA related small business investment corporation ("SBIC") investments and $310 thousand of benefit proceeds received from bank owned life insurance. Excluding the acquisitions in 2003, risk management revenue for the quarter was consistent with the second quarter of 2003 as the impact of lower contingent profit sharing commissions was offset by improved plan administration fees and agency commissions. Noninterest income continues to be a strong diversified source of revenue for the Company and amounted to 26% of net revenue during the current year quarter.

Noninterest Expense

Noninterest expense increased $8.8 million over the 2003 second quarter. This increase is attributable to the operating costs associated with the 21 banking centers, increased personnel and amortization of core deposit intangibles from the former TFC, as well as the insurance agency acquisitions in July 2003. Additionally, the 2004 quarter includes costs related to the Company's strategic planning initiative and marketing expenses related to core deposit and risk management promotions. The remainder of this variance in noninterest expense is primarily attributable to the addition of three de novo banking centers since June 2003. Even with these increases, the Company's efficiency ratio of 57.1% for the second quarter of 2004 was relatively consistent with the 56.3% for the prior year period, as the increased expenses were partially offset by revenue improvements.

Income Taxes

The effective tax rate from continuing operations decreased to 32.8% for the second quarter of 2004 compared to 35.9% for the second quarter of 2003. This improvement reflects the tax advantaged municipal investments acquired from TFC and tax exempt benefit proceeds from bank owned life insurance received during the second quarter of 2004.

Results of Operations for the Six Months Ended June 30, 2004

Net Interest Income

Net interest income rose 45% when comparing the first six months of 2004 to the same period of 2003. One of the major factors contributing to this increase was a 51 basis point improvement in net interest rate spread due to the Company's active asset and liability management initiatives and lower mortgage-backed security premium amortization. Additionally, net interest income benefited from a $60.7 million increase in average net earning assets from the first two quarters of 2003 to the same periods of 2004 primarily due to an increase in average noninterest-bearing deposits and the acquisition of TFC. The improvement in net interest rate spread and average net earning assets caused the Company's net interest margin to improve to 3.56% compared to 3.23% for the six months ended June 30, 2003.

The 27% increase in interest income reflects the impact of a $1.02 billion increase in average interest-earning assets due primarily to the acquisition of TFC and increased higher yielding commercial real estate and business loans. The benefits of the increase in earning assets were partially offset by a 19 basis point decrease in the yield on those assets when compared to the 2003 period. This was attributable to the declining interest rate environment, which caused the Company's variable-rate interest-earning assets to reprice to lower rates and fixed-rate interest-earning assets, mainly residential mortgages and MBS's, to prepay. The impact of this repricing however was partially offset by reduced MBS premium amortization recorded during the current year, which amounted to $1.2 million for the first two quarters of 2004 compared to $5.6 million for the same period of 2003.

The decrease in interest expense during the first six months of 2004 resulted from a 70 basis point reduction in the rate paid on interest-bearing liabilities. This was due to the lower interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice downward and the Company's ongoing strategy to replace higher-rate time deposits with lower cost core deposits. Partially offsetting this decrease was a $957.3 million increase in average interest-bearing liabilities due to the deposits and borrowings assumed in the TFC acquisition and core deposit growth.

Provision for Credit Losses

To compensate for the higher level of charge-offs, as well as to provide for the continuing growth in commercial loans, the Company increased its provision for credit losses to $4.9 million for the six months ended June 30, 2004 compared to $4.2 million for the same period of 2003.

Noninterest Income

For the first half of 2004, the Company earned $25.2 million of noninterest income, compared to $20.9 million for the same period of 2003. This increase was largely the result of the acquisition of TFC in January 2004 and two insurance agencies in July 2003, which added approximately $3.1 million and $1.6 million to noninterest income, respectively, during the 2004 period. Excluding the acquisitions in 2003, risk management revenue for the first six months of 2004 was $140 thousand higher than the 2003 period as the impact of lower contingent profit sharing commissions was more than offset by improved plan administration fees and agency commissions. Noninterest income for 2004 also reflects $310 thousand of benefit proceeds received from bank owned life insurance. These increases were partially offset by lower banking services and wealth management revenues as a result of the MasterCard/Visa settlement in August 2003 and annuity carriers reducing commission rates as a result of the lower interest rate environment. Noninterest income continues to be a strong diversified source of revenue for the Company and amounted to 25% of net revenue for the first six months of 2004.

Noninterest Expense

Noninterest expenses for the six months ended June 30, 2004 increased $15.3 million over the same 2003 period. This increase is attributable to the operating costs associated with the 21 banking centers, increased personnel and amortization of core deposit intangibles from the former TFC, as well as the insurance agency acquisitions in July 2003. Additionally, 2004 results include $1.4 million of marketing, training and other expenses associated with the TFC merger and integration, costs related to the Company's strategic planning initiative and marketing expenses related to core deposit and risk management promotions. The remainder of this variance in noninterest expense is primarily attributable to the addition of three de novo banking centers since June 2003. Even with these increase, the Company's efficiency ratio of 58.0% for the first half of 2004 improved over the 59.2% for the same period of 2003 as increased expenses were more than offset by revenue improvements.

Income Taxes

The effective tax rate from continuing operations decreased to 33.5% for the first six months of 2004 compared to 35.4% for the first six months of 2003. This improvement reflects the tax advantaged municipal investments acquired from TFC and tax exempt benefit proceeds from bank owned life insurance received during the second quarter of 2004.

Liquidity and Capital Resources

In addition to the Company's primary funding sources of cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by the general level of interest rates, the economic environment and local competitive conditions.

The primary investing activities of the Company are the origination of loans, as well as the purchase of mortgage-backed and other debt securities. During the first six months of 2004, loan originations totaled $582.5 million compared to $512.6 million for the first six months of 2003, while purchases of investment securities totaled $392.6 million during the 2004 period compared to $622.3 million for the 2003 period. The increase in originations is primarily due to higher commercial real estate and business loan originations partially offset by lower residential mortgage refinancings in 2004. The higher amount of investment security purchases in 2003 primarily relates to the investment of the Company's second-step proceeds, as well as the reinvestment of funds from higher MBS prepayments received.

Cash flow from operations, deposit growth, as well as the sale, maturity and receipt of principal payments on loans and investment securities were used to fund the investing activities described above. Additionally, the Company has lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that provide funding sources for lending, liquidity and asset and liability management as needed. During the first half of 2004 cash flows provided by the sale, principal payments and maturity of securities available for sale amounted to $271.8 million compared to $579.3 million for the same period in 2003. This decrease was primarily due to a lower level of prepayments received on MBS's. Deposit growth and borrowings, excluding those acquired from TFC, provided $182.3 million of additional funding for the six months ended June 30, 2004.

In the ordinary course of business, the Company extends commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2004, the Company had outstanding commitments to originate loans of approximately $161.1 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.9 million at the end of the second quarter.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused lines of credit amounted to $354.7 million at June 30, 2004 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $29.5 million at June 30, 2004 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2004, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $82.8 million.

At June 30, 2004, First Niagara exceeded all regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in the following table.

                                                     As of June 30, 2004
                              -----------------------------------------------------------------
                                                                        To be well capitalized
                                                        Minimum         under prompt corrective
                                   Actual           capital adequacy       action provisions
                              ----------------     -----------------    -----------------------
                              Amount     Ratio      Amount     Ratio       Amount     Ratio
                             -------     -----     -------     -----      -------     -----
Tangible capital ........    $533,256    11.37%    $ 70,348     1.50%     $    N/A      N/A%
Tier 1 (core) capital ...     533,256    11.37      187,594     4.00       234,492     5.00
Tier 1 risk based capital     533,256    16.66          N/A      N/A       192,021     6.00
Total risk based capital      573,261    17.91      256,028     8.00       320,034    10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net Interest Income Analysis

The primary risk the Company is exposed to is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which generates estimates of changes in net income over a range of interest rate scenarios.

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives. As of June 30, 2004, the Company's off-balance sheet financial instruments were comprised of customer lines and letters of credit, and commitments to originate and sell loans which were entered into in the ordinary course of business. See Liquidity and Capital Resources for further description of these items.

The accompanying table as of June 30, 2004 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

                                         Calculated increase (decrease) at
                                                  June 30, 2004
                                      -------------------------------------
            Changes in                Net interest
          interest rates                 income                    % Change
          ----------------            ------------                 --------
                                              (Dollars in thousands)

         +200 basis points            $     598                       0.36   %
         +100 basis points                  406                       0.25
         -100 basis points                 (846)                     (0.52)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a)    Not applicable.

b)    Not applicable.

c)    Not applicable.

d)    Not applicable.

e) The following table discloses information regarding the purchases of FNFG stock made by the Company during the second quarter of 2004 in accordance with Rule 10b-18 under the Securities Exchange Act of 1934:


                                                                              Cumulative number of
                                                                              shares purchased as         Maximum number
                                                                                part of publicly          of shares yet
                              Number of shares        Average price per       announced repurchase       to be purchased
           Date                  purchased               share paid                  plan*                under the plan
     ------------------     ---------------------    --------------------    -----------------------     -----------------
        April 2004                135,000                  $12.96                    710,000                1,397,161

         May 2004                 360,000                  $12.40                  1,070,000                1,037,161

         June 2004                210,000                  $12.20                  1,280,000                  827,161
     ------------------     ---------------------    --------------------    =======================     =================
              Total               705,000                  $12.45
                            =====================    ====================

* In July 2003 the Company announced that it had received a regulatory non-objection from the OTS and approval from its Board of Directors with no set expiration date to its request to repurchase up to 2,107,161 shares of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company's second step stock offering effective January 17, 2003. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital. As of June 30, 2004, the average cost of the 1,280,000 shares repurchased under this program was $13.44 per share. In addition to the above purchases, during the second quarter of 2004, the Company repurchased 30,216 shares from executives and directors of the Company at an average cost of $12.11 per share to satisfy option exercises and tax withholding requirements on vested restricted shares as allowed under the Company's stock option and restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of exercise or vesting.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      The 2004 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 4, 2004. The Annual Meeting was conducted for the purpose of considering and acting upon the election of four directors for a three year term and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2004. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2004 Annual Meeting:

                                                                                        Number of Votes
                                                                  ----------------------------------------------------------
                         Matter Considered                               For                Withheld
      --------------------------------------------------------    -------------------    ----------------
      (1) Election of Directors

          Gordon P. Assad                                              72,752,602             675,671
          John J. Bisgrove, Jr.                                        72,754,957             673,316
          Daniel W. Judge                                              72,733,053             695,220
          Louise Woerner                                               66,828,805           6,599,468

                                                                         For                 Against            Abstain
                                                                  -------------------    ----------------    ---------------
      (2) Ratification of KPMG LLP as independent
          auditors for the Company for the year ending
          December 31, 2004                                            66,770,265           6,471,803            186,205

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

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.1  Summary of Quarterly Financial Data

      (b)   Report on Form 8-K

            On April 2, 2004 the Company filed a Current Report on Form 8-K, which disclosed that it had entered into a definitive merger agreement under which Hudson River Bancorp, Inc. will merge into First Niagara Financial Group, Inc. Under the terms of the Agreement, each share of Hudson River Bancorp stock was valued at approximately $19.63, based on First Niagara's closing stock price of $13.87 on April 1, 2004. The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $124.8 million in cash. Such Current Report, as an Item 7 exhibit included the Company's press release dated April 1, 2004.

            On April 20, 2004 the Company filed a Current Report on Form 8-K, which disclosed first quarter 2004 financial results. Such Current Report, as an Item 7 exhibit included the Company's press release dated April 20, 2004 reporting first quarter 2004 financial results and providing earnings guidance for the full year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST NIAGARA FINANCIAL GROUP, INC.

Date: August 6, 2004                         By: /s/ Paul J. Kolkmeyer
                                                 ---------------------
                                                     Paul J. Kolkmeyer
                                                     President and Chief
                                                     Executive Officer


Date: August 6, 2004                         By: /s/ John R. Koelmel
                                                 -------------------
                                                     John R. Koelmel
                                                     Executive Vice President,
                                                     Chief Financial Officer