Form 10-Q
period 2004-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2004-11-05
CIK 1051741

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

                For the quarterly period ended September 30, 2004

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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [ ]

The Registrant had 83,099,631 shares of Common Stock, $0.01 par value, outstanding as of November 4, 2004.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2004
                                TABLE OF CONTENTS

Item Number                                                                              Page Number
-----------                                                                              -----------
                                PART I - FINANCIAL INFORMATION

1. Financial Statements

      Condensed Consolidated Statements of Condition as of
        September 30, 2004 and December 31, 2003 (unaudited)...............................   3

      Condensed Consolidated Statements of Income for the
        three and nine months ended September 30, 2004 and 2003 (unaudited)................   4

      Condensed Consolidated Statements of Comprehensive Income for the
        three and nine months ended September 30, 2004 and 2003 (unaudited)................   5

      Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended September 30, 2004 and 2003 (unaudited)..................   6

      Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2004 and 2003 (unaudited)..........................   7

      Notes to Condensed Consolidated Financial Statements (unaudited).....................   8

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................................  13

3. Quantitative and Qualitative Disclosures about Market Risk..............................  22

4. Controls and Procedures.................................................................  22


                                  PART II - OTHER INFORMATION

1. Legal Proceedings.......................................................................  23

2. Unregistered Sales of Equity Securities and Use of Proceeds.............................  23

3. Defaults upon Senior Securities.........................................................  23

4. Submission of Matters to a Vote of Security Holders.....................................  24

5. Other Information.......................................................................  24

6. Exhibits................................................................................  24

Signatures.................................................................................  25

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                          September 30,   December 31,
                                                                              2004            2003
                                                                          -------------   ------------
                                                                           (In thousands, except share
                                Assets                                        and per share amounts)
                                ------
Cash and due from banks ................................................   $    77,259    $    49,997
Money market investments ...............................................        12,862        124,255
Securities available for sale ..........................................     1,171,011        845,883
Loans, net .............................................................     3,174,948      2,269,203
Bank-owned life insurance ..............................................        85,598         70,767
Premises and equipment, net ............................................        59,632         43,694
Goodwill ...............................................................       324,769        105,981
Core deposit and other intangibles .....................................        23,096          8,717
Other assets ...........................................................       135,960         71,010
                                                                           -----------    -----------
                    Total assets .......................................   $ 5,065,135    $ 3,589,507
                                                                           ===========    ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:
  Deposits .............................................................   $ 3,316,625    $ 2,355,216
  Short-term borrowings ................................................       192,282         87,148
  Long-term borrowings .................................................       532,996        370,818
  Other liabilities ....................................................        85,925         48,151
                                                                           -----------    -----------
                    Total liabilities ..................................     4,127,828      2,861,333
                                                                           -----------    -----------

Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized;
    none issued ........................................................            --             --
  Common stock, $0.01 par value, 250,000,000 shares authorized;
    84,298,473 shares issued in 2004 and 70,813,651 shares issued
    in 2003 ............................................................           843            708
  Additional paid-in capital ...........................................       750,904        544,618
  Retained earnings ....................................................       231,734        217,538
  Accumulated other comprehensive loss .................................        (3,895)          (740)
  Common stock held by ESOP, 3,933,786 shares in 2004 and
    4,049,659 shares in 2003 ...........................................       (29,556)       (30,399)
  Unearned compensation - recognition and retention plan,
    371,457 shares in 2004 and 358,095 shares in 2003 ..................        (3,448)        (2,376)
  Treasury stock, at cost, 747,491 shares in 2004
    and 79,422 shares in 2003 ..........................................        (9,275)        (1,175)
                                                                           -----------    -----------
                  Total stockholders' equity ...........................       937,307        728,174
                                                                           -----------    -----------
                  Total liabilities and stockholders' equity ...........   $ 5,065,135    $ 3,589,507
                                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                          Three months ended      Nine months ended
                                                                             September 30,          September 30,
                                                                          -------------------    -------------------
                                                                            2004       2003        2004       2003
                                                                          --------   --------    --------   --------
                                                                            (In thousands, except per share amounts)
Interest income:
   Real estate loans ..................................................   $ 38,402     30,077    $111,941     91,634
   Other loans ........................................................      9,535      7,143      28,160     20,655
   Mortgage-backed securities .........................................      5,827      2,145      16,632      6,889
   Other investment securities ........................................      2,841      1,881       8,261      5,097
   Money market investments ...........................................        213        738         630      3,234
                                                                          --------   --------    --------   --------
             Total interest income ....................................     56,818     41,984     165,624    127,509

Interest expense:
   Deposits ...........................................................     10,449      9,438      30,998     31,923
   Borrowings .........................................................      6,731      5,398      19,450     16,424
                                                                          --------   --------    --------   --------
             Total interest expense ...................................     17,180     14,836      50,448     48,347
                                                                          --------   --------    --------   --------

             Net interest income ......................................     39,638     27,148     115,176     79,162
Provision for credit losses ...........................................      1,742      1,757       6,596      5,922
                                                                          --------   --------    --------   --------

             Net interest income after provision for credit losses ....     37,896     25,391     108,580     73,240
                                                                          --------   --------    --------   --------

Noninterest income:
   Banking services ...................................................      5,296      4,289      14,440     12,335
   Risk management services ...........................................      4,308      3,818      13,198     10,758
   Wealth management services .........................................      1,257        775       3,592      2,799
   Lending and leasing ................................................        943        853       2,795      2,711
   Bank-owned life insurance ..........................................        826      1,141       2,901      2,693
   Net realized gains (losses) on securities available for sale .......         --        (24)         60        (42)
   Other ..............................................................        477        523       1,359        972
                                                                          --------   --------    --------   --------
             Total noninterest income .................................     13,107     11,375      38,345     32,226
                                                                          --------   --------    --------   --------

Noninterest expense:
   Salaries and employee benefits .....................................     16,790     13,037      48,588     37,634
   Occupancy and equipment ............................................      3,079      2,284       9,555      6,984
   Technology and communications ......................................      2,828      2,553       8,166      7,250
   Marketing and advertising ..........................................        998        810       3,335      2,664
   Professional services ..............................................      1,460        460       3,228      1,232
   Amortization of core deposit and other intangibles .................      1,182        398       3,387      1,006
   Other ..............................................................      4,041      2,878      12,547      8,769
                                                                          --------   --------    --------   --------
             Total noninterest expense ................................     30,378     22,420      88,806     65,539
                                                                          --------   --------    --------   --------

             Income from continuing operations before income taxes ....     20,625     14,346      58,119     39,927
Income taxes from continuing operations ...............................      7,295      5,042      19,861     14,095
                                                                          --------   --------    --------   --------
             Income from continuing operations ........................     13,330      9,304      38,258     25,832
Income from discontinued operations, net of income taxes ..............         --         --          --        186
                                                                          --------   --------    --------   --------

             Net income ...............................................   $ 13,330      9,304    $ 38,258     26,018
                                                                          ========   ========    ========   ========

Earnings per common share:
             Basic ....................................................   $   0.17       0.14    $   0.49       0.39
             Diluted ..................................................       0.17       0.14        0.48       0.38

Weighted average common shares outstanding:
             Basic ....................................................     79,257     66,276      78,755     66,055
             Diluted ..................................................     80,312     68,002      79,994     67,689

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                            Three months ended       Nine months ended
                                                                               September 30,           September 30,
                                                                           --------------------    --------------------
                                                                             2004        2003        2004        2003
                                                                           --------    --------    --------    --------
                                                                                          (In thousands)
Net income .............................................................   $ 13,330       9,304    $ 38,258      26,018

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period ........      5,673      (2,175)     (3,248)     (2,858)
        Reclassification adjustment for net realized (gains) losses
           included in net income ......................................         --          14         (36)         25
                                                                           --------    --------    --------    --------

                                                                              5,673      (2,161)     (3,284)     (2,833)

    Minimum pension liability adjustment ...............................        129          --         129          --
                                                                           --------    --------    --------    --------
           Total other comprehensive income (loss) .....................      5,802      (2,161)     (3,155)     (2,833)
                                                                           --------    --------    --------    --------

              Total comprehensive income ...............................   $ 19,132       7,143    $ 35,103      23,185
                                                                           ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                     Accumulated     Common       Unearned
                                              Additional                 other        stock    compensation -
                                     Common     paid-in    Retained  comprehensive   held by   recognition and   Treasury
                                     Stock      capital    earnings     income        ESOP     retention plan     stock     Total
                                    --------  ----------   --------  -------------  --------   ---------------   --------  -------
                                                              (In thousands, except per share amounts)
Balances at January 1, 2004 ........  $ 708    544,618     217,538        (740)      (30,399)       (2,376)        (1,175)  728,174

Net income .........................     --         --      38,258          --            --            --             --    38,258
Unrealized loss on securities
  available for sale, net ..........     --         --          --      (3,284)           --            --             --    (3,284)
Minimum pension liability
  adjustment adjustment ............     --         --          --         129            --            --             --       129
Common stock issued for the
  acquisition of Troy
  Financial Corporation ............    133    201,147          --          --            --            --             --   201,280
Purchase of treasury shares ........     --         --          --          --            --            --        (19,211)  (19,211)
Exercise of stock options, net .....      2      3,863      (6,485)         --            --            --          9,481     6,861
ESOP shares committed to be
  released .........................     --        691          --          --           843            --             --     1,534
Recognition and retention
  plan, net ........................     --        585          --          --            --        (1,072)         1,630     1,143
Common stock dividend of
  $0.22 per share ..................     --         --     (17,577)         --            --            --             --   (17,577)
                                      -----   --------    --------     -------       -------        ------        -------  --------

Balances at September 30, 2004 .....  $ 843    750,904     231,734      (3,895)      (29,556)       (3,448)        (9,275)  937,307
                                      =====   ========    ========     =======       =======        ======        =======  ========


Balances at January 1, 2003 ........  $ 298    137,624     196,074       2,074       (11,024)       (2,453)       (38,897)  283,696

Net income .........................     --         --      26,018          --            --            --             --    26,018
Unrealized loss on securities
  available for sale, net ..........     --         --          --      (2,833)           --            --             --    (2,833)
Corporate reorganization:
  Merger of First Niagara
    Financial Group, MHC ...........   (158)    19,608          --          --            --            --             --    19,450
  Treasury stock retired ...........    (37)   (38,860)         --          --            --            --         38,897        --
  Exchange of common stock .........    161       (198)         --          --            --            --             --       (37)
  Proceeds from stock offering,
    net of related expenses ........    410    390,543          --          --            --            --             --   390,953
Purchase of shares by ESOP .........     --         --          --          --       (20,500)           --             --   (20,500)
Common stock issued for the
  acquisition of Finger
  Lakes Bancorp, Inc. ..............     34     33,525          --          --            --            --             --    33,559
Purchase of treasury shares ........     --         --          --          --            --            --            (78)      (78)
Exercise of stock options, net .....     --        376          --          --            --            --             12       388
ESOP shares committed to be
  released .........................     --        676          --          --           844            --             --     1,520
Recognition and retention
  plan, net ........................     --      1,296          --          --            --           304            (40)    1,560
Common stock dividend of
  $0.16 per share ..................     --         --     (10,649)         --            --            --             --   (10,649)
                                      -----   --------    --------     -------       -------        ------        -------  --------

Balances at September 30, 2003 .....  $ 708    544,590     211,443        (759)      (30,680)       (2,149)          (106)  723,047
                                      =====   ========    ========     =======       =======        ======        =======  ========


See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                            2004              2003
                                                                        -------------    --------------
Cash flows from operating activities:                                           (In thousands)
  Net income ..........................................................   $    38,258    $    26,018
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of fees and discounts, net .......................         7,783         11,467
        Provision for credit losses ...................................         6,596          5,922
        Depreciation of premises and equipment ........................         5,593          4,647
        Amortization of core deposit and other intangibles ............         3,387          1,039
        Net realized gains ............................................           (60)          (188)
        Stock based compensation expense ..............................         2,357          2,793
        Deferred income tax expense ...................................         1,328          2,547
        Decrease in other assets ......................................         4,517          2,985
        Increase in other liabilities .................................        31,102          8,885
                                                                          -----------    -----------
              Net cash provided by operating activities ...............       100,861         66,115
                                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...............        66,113         63,321
   Proceeds from maturities of securities available for sale ..........       182,117        367,229
   Principal payments received on securities available for sale .......       124,202        353,583
   Purchases of securities available for sale .........................      (458,132)      (777,348)
   Net increase in loans ..............................................      (170,363)      (114,063)
   Acquisitions, net of cash acquired .................................       (51,721)       (32,470)
   Other, net .........................................................       (15,262)        (8,018)
                                                                          -----------    -----------
              Net cash used in investing activities ...................      (323,046)      (147,766)
                                                                          -----------    -----------

Cash flows from financing activities:
     Net increase (decrease) in deposits ..............................        26,552        (69,721)
     Net proceeds from Conversion and Offering ........................            --        313,915
     Repayments of short-term borrowings, net .........................       (12,535)       (38,623)
     Proceeds from long-term borrowings ...............................       171,500          5,000
     Repayments of long-term borrowings ...............................       (14,493)       (12,442)
     Proceeds from exercise of stock options ..........................         3,818            276
     Purchase of treasury stock .......................................       (19,211)           (78)
     Dividends paid on common stock ...................................       (17,577)       (10,649)
                                                                          -----------    -----------
              Net cash provided by financing activities ...............       138,054        187,678
                                                                          -----------    -----------

              Net increase (decrease) in cash and cash equivalents ....       (84,131)       106,027
Cash and cash equivalents at beginning of period ......................       174,252         90,525
                                                                          -----------    -----------
Cash and cash equivalents at end of period ............................   $    90,121    $   196,552
                                                                          ===========    ===========

     Cash paid during the period for:
          Income taxes ................................................   $    12,608    $    10,279
          Interest expense ............................................        49,801         48,380

     Acquisition of banks and financial services companies:
          Assets acquired (excluding cash acquired) ...................   $ 1,330,008    $   377,209
          Liabilities assumed .........................................     1,077,034        343,791

See accompanying notes to condensed consolidated financial statements.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassification adjustments were made to the 2003 financial statements to conform them to the 2004 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

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

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                ------------------------    ------------------------
                                                                   2004          2003          2004          2003
                                                                ----------    ----------    ----------    ----------
Net income as reported                                          $   13,330         9,304    $   38,258        26,018
    Add: Stock-based employee compensation
         expense included in net income, net of
         related income tax effects                                    164           418           494           771
    Deduct: Stock-based employee compensation
         expense determined under the fair-value
         based method, net of related income tax effects              (456)         (921)       (1,310)       (1,652)
                                                                ----------    ----------    ----------    ----------

    Pro forma net income                                        $   13,038         8,801    $   37,442        25,137
                                                                ==========    ==========    ==========    ==========

Basic earnings per share:
    As reported                                                 $     0.17          0.14    $     0.49          0.39
    Pro forma                                                         0.16          0.13          0.48          0.38

Diluted earnings per share:
    As reported                                                 $     0.17          0.14    $     0.48          0.38
    Pro forma                                                         0.16          0.13          0.47          0.37

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
(2) Acquisitions

Hudson River Bancorp, Inc.
--------------------------

On April 1, 2004, FNFG entered into a definitive agreement to acquire all of the common shares outstanding of Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company, with total assets of approximately $2.5 billion and forty-nine branch locations. In connection with the acquisition, FNFG has agreed to issue a total of 34.1 million of its shares and to pay $124.8 million in cash, subject to adjustment for the exercise of outstanding HRB stock options. At announcement, the aggregate purchase price of the transaction was $597.6 million or $19.63 per share, based upon a $13.87 FNFG share price. The final value of the merger consideration to be paid upon closing will depend on the average stock price of FNFG just prior to closing and the number of outstanding shares of HRB. HRB stockholders will be entitled to elect to receive merger consideration in shares of FNFG stock, cash, or a combination of stock and cash, subject to allocation and pro-ration procedures. HRB stock options will be exchanged for FNFG stock upon completion of the merger, if not previously exercised. The acquisition is expected to be completed in January 2005. The transaction was approved by FNFG and HRB stockholders on September 28, 2004 and is still subject to the approvals of various regulatory agencies, which are expected to be received in the fourth quarter of 2004.

Troy Financial Corporation
--------------------------

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                     January 16,
                                                                        2004
                                                                     ----------
  Cash and cash equivalents                                          $   94,090
  Securities available for sale                                         250,969
  Loans, net                                                            745,399
  Goodwill                                                              218,378
  Core deposit intangible                                                17,247
  Other assets                                                           96,180
                                                                     ----------
         Total assets acquired                                        1,422,263
                                                                     ----------

  Deposits                                                              923,665
  Borrowings                                                            124,723
  Other liabilities                                                      17,354
                                                                     ----------
         Total liabilities assumed                                    1,065,742
                                                                     ----------

             Net assets acquired                                     $  356,521
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

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following table presents unaudited pro forma information as if the acquisition of TFC had been consummated as of the beginning of each period presented. Pro forma information for 2004 is not presented since such pro forma results were not materially different from actual results. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired TFC at the beginning of the periods presented. In particular, cost savings and $1.5 million of indirect merger and integration costs are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                        Three months ended    Nine months ended
                                        September 30, 2003    September 30, 2003
                                        ------------------    ------------------
                                                      (Pro forma)
    Net interest income                 $           36,652    $          108,963
    Noninterest income                              15,009                39,582
    Noninterest expense                             32,763                92,164
    Net income                                      10,998                32,788

    Basic earnings per share            $             0.14    $             0.41
                                        ==================    ==================
    Diluted earnings per share          $             0.14    $             0.40
                                        ==================    ==================

(3) Earnings Per Share

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                                 Three months ended       Nine months ended
                                                                    September 30,           September 30,
                                                                --------------------    --------------------
                                                                  2004        2003        2004        2003
                                                                --------    --------    --------    --------
Net income available to common shareholders                     $ 13,330       9,304    $ 38,258      26,018
                                                                ========    ========    ========    ========

  Weighted average shares outstanding basic and diluted:
     Total shares issued                                          84,298      70,801      83,503      71,155
     Unallocated ESOP shares                                      (3,972)     (4,127)     (4,010)     (4,037)
     Unvested restricted stock awards                               (377)       (395)       (394)       (463)
     Treasury shares                                                (692)         (3)       (344)       (600)
                                                                --------    --------    --------    --------
        Total basic weighted average shares outstanding           79,257      66,276      78,755      66,055

     Incremental shares from assumed exercise of
          stock options                                              983       1,554       1,121       1,412
     Incremental shares from assumed vesting of
          restricted stock awards                                     72         172         118         222
                                                                --------    --------    --------    --------

        Total diluted weighted average shares outstanding         80,312      68,002      79,994      67,689
                                                                ========    ========    ========    ========

Basic earnings per share                                        $   0.17        0.14    $   0.49        0.39
                                                                ========    ========    ========    ========

Diluted earnings per share                                      $   0.17        0.14    $   0.48        0.38
                                                                ========    ========    ========    ========

The above weighted average share calculations do not include 1.5 million and 17 thousand of stock option and restricted stock awards for the three months ended September 30, 2004 and 2003, respectively, and 811 thousand and 249 thousand of stock option and restricted stock awards for the nine months ended September 30, 2004 and 2003, respectively, as they are not dilutive to the earnings per share calculations.

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4) Pension and Other Postretirement Plans

Net postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                              Pension plans             Other postretirement plans
                                                       ----------------------------    ----------------------------
                                                           Three months ended               Three months ended
                                                              September 30,                    September 30,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
Interest cost                                          $        452             188    $        108              70
Expected return on plan assets                                 (685)           (218)             --              --
Amortization of unrecognized loss                                65              54              23              13
Amortization of unrecognized prior service liability             --              --             (16)            (16)
                                                       ------------    ------------    ------------    ------------

     Net pension and postretirement cost (benefit)     $       (168)             24    $        115              67
                                                       ============    ============    ============    ============

                                                              Pension plans             Other postretirement plans
                                                       ----------------------------    ----------------------------
                                                            Nine months ended                Nine months ended
                                                              September 30,                    September 30,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
Interest cost                                          $      1,357             643    $        325             208
Expected return on plan assets                               (2,056)           (655)             --              --
Amortization of unrecognized loss                               194             163              68              40
Amortization of unrecognized prior service liability             --              --             (48)            (48)
                                                       ------------    ------------    ------------    ------------

     Net pension and postretirement cost (benefit)     $       (505)            151    $        345             200
                                                       ============    ============    ============    ============

During the third quarter of 2004, the Company made contributions totaling $2.8 million to fund its defined benefit pension plans and does not anticipate making any further contributions for the remainder of 2004.

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

                                                               Financial                     Consolidated
For the three month period ended                  Banking       services     Eliminations        total
                                               ------------   ------------   ------------    ------------
September 30, 2004
------------------
    Net interest income                        $     39,625             13             --          39,638
    Provision for credit losses                       1,742             --             --           1,742
                                               ------------   ------------   ------------    ------------
         Net interest income after provision
            for credit losses                        37,883             13             --          37,896
    Noninterest income                                7,543          5,580            (16)         13,107
    Amortization of core deposit and
       other intangibles                                896            286             --           1,182
    Other noninterest expense                        24,658          4,554            (16)         29,196
                                               ------------   ------------   ------------    ------------
         Income before income taxes                  19,872            753             --          20,625
    Income tax expense                                6,994            301             --           7,295
                                               ------------   ------------   ------------    ------------
         Net income                            $     12,878            452             --          13,330
                                               ============   ============   ============    ============

              First Niagara Financial Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                Financial                    Consolidated
For the three month period ended                  Banking       services     Eliminations        total
                                               ------------   ------------   ------------    ------------
September 30, 2003
------------------
    Net interest income                        $     27,132             16             --          27,148
    Provision for credit losses                       1,757             --             --           1,757
                                               ------------   ------------   ------------    ------------
         Net interest income after provision
            for credit losses                        25,375             16             --          25,391
    Noninterest income                                6,781          4,606            (12)         11,375
    Amortization of core deposit and
       other intangibles                                101            297             --             398
    Other noninterest expense                        18,287          3,747            (12)         22,022
                                               ------------   ------------   ------------    ------------
         Income before income taxes                  13,768            578             --          14,346
    Income tax expense                                4,811            231             --           5,042
                                               ------------   ------------   ------------    ------------
        Net income                             $      8,957            347             --           9,304
                                               ============   ============   ============    ============

                                                                Financial                    Consolidated
For the nine month period ended                   Banking       services     Eliminations        total
                                               ------------   ------------   ------------    ------------
September 30, 2004
------------------
    Net interest income                        $    115,149             27             --         115,176
    Provision for credit losses                       6,596             --             --           6,596
                                               ------------   ------------   ------------    ------------
         Net interest income after provision
            for credit losses                       108,553             27             --         108,580
    Noninterest income                               21,551         16,851            (57)         38,345
    Amortization of core deposit and
       other intangibles                              2,505            882             --           3,387
    Other noninterest expense                        72,660         12,816            (57)         85,419
                                               ------------   ------------   ------------    ------------
         Income before income taxes                  54,939          3,180             --          58,119
    Income tax expense                               18,589          1,272             --          19,861
                                               ------------   ------------   ------------    ------------
         Net income                            $     36,350          1,908             --          38,258
                                               ============   ============   ============    ============

                                                                Financial                    Consolidated
For the nine month period ended                   Banking       services     Eliminations        total
                                               ------------   ------------   ------------    ------------
September 30, 2003
------------------
    Net interest income                        $     79,109             53             --          79,162
    Provision for credit losses                       5,922             --             --           5,922
                                               ------------   ------------   ------------    ------------
         Net interest income after provision
            for credit losses                        73,187             53             --          73,240
    Noninterest income                               18,652         13,602            (28)         32,226
    Amortization of core deposit and
       other intangibles                                359            647             --           1,006
    Other noninterest expense                        54,023         10,538            (28)         64,533
                                               ------------   ------------   ------------    ------------
         Income from continuing operations
            before income taxes                      37,457          2,470             --          39,927
    Income tax expense from continuing
       operations                                    13,107            988             --          14,095
                                               ------------   ------------   ------------    ------------
       Income from continuing operations             24,350          1,482             --          25,832
    Income from discontinued operations, net
       of income taxes                                   --            186             --             186
                                               ------------   ------------   ------------    ------------
          Net income                           $     24,350          1,668             --          26,018
                                               ============   ============   ============    ============

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

Overview

Total assets increased to $5.1 billion at September 30, 2004 from $3.6 billion at December 31, 2003. The acquisition of TFC in January 2004 added $760.0 million of loans, 64% of which were comprised of commercial mortgage and business loans, and $923.7 million of deposits, 75% of which were core deposits. The acquisition also expanded the Company's market area to include the higher growth Capital Region in Eastern New York and furthered its strategic initiatives of increasing commercial relationships and core deposits. Year-to-date loan growth also includes a $194.7 million, or 18% annualized, organic increase in commercial real-estate and business loans. Deposits also increased modestly from December 31, 2003, as the benefit of 14% annualized core deposit growth was offset by the maturities of higher rate certificates of deposit.

Net income for the quarter ended September 30, 2004 increased to $13.3 million, or $0.17 per diluted share from $9.3 million, or $0.14 per diluted share for the same period of 2003. The 2004 results included the benefits of a 41 basis point improvement in net interest rate spread and a $44.5 million increase in average net earning assets, which resulted in a $12.5 million or 46% increase in net interest income and a 24 basis point improvement in net interest margin over the prior year quarter. Increases in both noninterest income and expense reflects the impact of the acquisition of TFC in January 2004, as well as the continuing expansion of existing operations, including the addition of four new banking centers.

For the first nine months of 2004, net income totaled $38.3 million or $0.48 per diluted share compared to $26.0 million, or $0.38 per diluted share for the same period of 2003. These increases can primarily be attributed to the same factors that resulted in the improvement in quarterly results.

Critical Accounting Estimates
-----------------------------

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

                                                                 Three months ended September 30,
                                         ---------------------------------------------------------------------------------
                                                          2004                                        2003
                                         ------------------------------------         ------------------------------------
                                           Average       Interest                       Average      Interest
                                         outstanding      earned/      Yield/         outstanding     earned/       Yield/
                                           balance         paid         rate            balance        paid          rate
                                         -----------     --------      ------         -----------    --------       ------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities(1)......   $   620,099     $  5,827       3.76%         $   400,296    $  2,145        2.14%
   Other investment securities(1).....       571,668        2,841       1.99              358,975       1,881        2.10
   Loans(2)...........................     3,162,777       47,937       6.05            2,282,298      37,220        6.50
   Money market investments...........        53,513          213       1.58              189,402         738        1.55
                                         -----------     --------       ----          -----------    --------        ----
         Total interest-earning assets     4,408,057       56,818       5.15            3,230,971      41,984        5.18
                                         -----------     --------       ----          -----------    --------        ----
Allowance for credit losses...........       (41,423)                                     (24,920)
Noninterest-earning assets(3)(4)......       666,443                                      334,352
                                         -----------                                  -----------
         Total assets.................   $ 5,033,077                                  $ 3,540,403
                                         ===========                                  ===========
Interest-bearing liabilities:
   Savings deposits...................   $ 1,074,032     $  2,569       0.95%         $   654,076    $  1,379        0.84%
   Checking deposits..................       928,300        2,202       0.94              550,020       1,175        0.85
   Certificates of deposit............     1,039,097        5,678       2.17              966,017       6,884        2.83
   Borrowed funds.....................       686,437        6,731       3.90              425,166       5,398        5.03
                                         -----------     --------       ----          -----------    --------        ----
         Total interest-bearing
           liabilities................     3,727,866       17,180       1.83            2,595,279      14,836        2.27
                                         -----------     --------       ----          -----------    --------        ----

Noninterest-bearing deposits..........       303,244                                      167,862
Other noninterest-bearing liabilities.        67,412                                       57,656
                                         -----------                                  -----------
      Total liabilities...............     4,098,522                                    2,820,797
Stockholders' equity(3)...............       934,555                                      719,606
                                         -----------                                  -----------
      Total liabilities and
        stockholders' equity..........   $ 5,033,077                                  $ 3,540,403
                                         ===========                                  ===========
Net interest income...................                   $ 39,638                                    $ 27,148
                                                         ========                                    ========
Net interest rate spread..............                                  3.32%                                        2.91%
                                                                        ====                                         ====
Net earning assets....................   $   680,191                                  $   635,692
                                         ===========                                  ===========
Net interest income as a percentage of
    average interest-earning assets...                       3.60%                                       3.36%
                                                         ========                                    ========
Ratio of average interest-earning
assets to average interest-bearing
liabilities...........................        118.25%                                      124.49%
                                         ===========                                  ===========

                                                                  Nine months ended September 30,
                                         ---------------------------------------------------------------------------------
                                                          2004                                        2003
                                         ------------------------------------         ------------------------------------
                                           Average       Interest                       Average      Interest
                                         outstanding      earned/      Yield/         outstanding     earned/       Yield/
                                           balance         paid         rate            balance        paid          rate
                                         -----------     --------      ------         -----------    --------       ------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities(1)......   $   610,374    $  16,632       3.63%         $   424,764   $   6,889        2.16%
   Other investment securities(1).....       567,519        8,261       1.94              300,459       5,097        2.26
   Loans(2)...........................     3,053,303      140,101       6.12            2,227,880     112,289        6.73
   Money market investments...........        65,574          630       1.28              272,246       3,234        1.59
                                         -----------    ---------       ----          -----------   ---------        ----
     Total interest-earning assets ...     4,296,770      165,624       5.14            3,225,349     127,509        5.28
                                         -----------    ---------       ----          -----------   ---------        ----
Allowance for credit losses...........       (39,880)                                     (24,027)
Noninterest-earning assets(3)(4)......       650,653                                      325,791
                                         -----------                                  -----------
         Total assets.................   $ 4,907,543                                  $ 3,527,113
                                         ===========                                  ===========
Interest-bearing liabilities:
   Savings deposits...................   $ 1,020,184    $   7,049       0.92%         $   678,816   $   5,580        1.10%
   Checking deposits..................       879,569        5,912       0.90              521,274       3,644        0.93
   Certificates of deposit............     1,093,601       18,037       2.20            1,000,488      22,699        3.03
   Borrowed funds.....................       656,543       19,450       3.96              433,083      16,424        5.07
                                         -----------    ---------       ----          -----------   ---------        ----
      Total interest-bearing
        liabilities...................     3,649,897       50,448       1.85            2,633,661      48,347        2.45
                                         -----------    ---------       ----          -----------   ---------        ----
Noninterest-bearing deposits..........       269,574                                      152,709
Other noninterest-bearing liabilities.        63,208                                       55,444
                                         -----------                                  -----------
      Total liabilities...............     3,982,679                                    2,841,814
Stockholders' equity(3)...............       924,864                                      685,299
                                         -----------                                  -----------
      Total liabilities and
        stockholders' equity..........   $ 4,907,543                                  $ 3,527,113
                                         ===========                                  ===========
Net interest income...................                  $ 115,176                                   $  79,162
                                                        =========                                   =========
Net interest rate spread..............                                  3.29%                                        2.83%
                                                                        ====                                         ====
Net earning assets....................   $   646,873                                  $   591,688
                                         ===========                                  ===========
Net interest income as a percentage of
    average interest-earning assets...                       3.57%                                       3.27%
                                                        =========                                   =========
Ratio of average interest-earning
    assets to average interest-bearing
    liabilities.......................        117.72%                                      122.47%
                                         ===========                                  ===========

-------------
(1)  Average outstanding balances are at amortized cost.
(2) Average outstanding balances are net of deferred costs, unearned premiums and non-accruing loans.
(3) Average outstanding balances include unrealized gains/losses on securities available for sale.
(4) Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Lending Activities

During the first three quarters of 2004, the Company continued to strategically shift its portfolio mix from residential mortgage loans to commercial real estate and business loans. Excluding the loans acquired with TFC, commercial real estate loans increased $165.6 million, or 21% annualized, from December 31, 2003 to September 30, 2004, while commercial business loans increased $29.0 million, or 10% annualized, during the same period. At September 30, 2004, commercial loans comprised 51% of the loan portfolio versus 42% as of December 31, 2003.

Steady organic growth in the home equity portfolio, which grew at an annualized rate of 10% during the first three quarters, was a direct result of the Company's increased focus on this product given the natural cross-sell with other products offered by First Niagara and the popularity of this product with customers. Other loan activity included a slight reduction in residential balances due to refinance related prepayments and a decline in consumer loan balances due to the de-emphasis on indirect lending, including the Company's strategic decision to exit the third-party indirect auto business. The acquisition of TFC added $760.0 million of total loans, including $226.1 million of residential mortgages, $40.2 million of home equity loans, $306.8 million of commercial mortgages, $178.6 million of commercial business loans and $8.3 million of consumer loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                      September 30, 2004               December 31, 2003
                                                 ------------------------        -----------------------------
                                                   Amount         Percent          Amount              Percent
                                                 -----------      -------        -----------           -------
                                                                    (Dollars in thousands)
Real estate loans:
------------------
   Residential                                   $ 1,150,032        35.9%        $   948,877             41.5%
   Home equity                                       236,357         7.3             179,282              7.8
   Commercial                                      1,052,875        32.8             653,976             28.6
   Commercial construction                           159,670         5.0              86,154              3.8
                                                 -----------      ------         -----------           ------
      Total real estate loans                      2,598,934        81.0           1,868,289             81.7
Commercial business loans                            422,656        13.2             215,000              9.4
Consumer loans                                       185,518         5.8             202,630              8.9
                                                 -----------      ------         -----------           ------
      Total loans                                  3,207,108       100.0%          2,285,919            100.0%
                                                 -----------      ======         -----------           ======
   Net deferred costs and
        unearned premiums                              9,113                           8,704
   Allowance for credit losses                       (41,273)                        (25,420)
                                                 -----------                     -----------
      Total loans, net                           $ 3,174,948                     $ 2,269,203
                                                 ===========                     ===========

During the first three quarters of 2004, overall credit quality remained solid as non- accruing loans decreased to 0.46% of total loans at September 30, 2004 from 0.54% of total loans at December 31, 2003. Consistent with this improvement, nonperforming assets as a percentage of total assets decreased to 0.31% from 0.36% at the end of 2003. Net loan charge-offs totaled $1.9 million for the third quarter of 2004 or 0.24% of average loans, which is consistent with the Company's historical charge-off rate for each of the last two years. At September 30, 2004, the allowance for credit losses represented 1.28% of total loans and 276% of non-accruing loans compared to 1.11% and 207% at December 31, 2003, respectively.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets.

                                                                            September 30,            December 31,
                                                                                2004                     2003
                                                                            -------------            ------------
                                                                                     (Dollars in thousands)
           Non-accruing loans (1):
             Residential..............................................       $   4,536                $    3,905
             Home equity..............................................             390                       401
             Commercial...............................................           5,414                     3,878
             Commercial business......................................           3,922                     3,583
             Consumer.................................................             677                       538
                                                                             ---------                ----------
                Total non-accruing loans..............................          14,939                    12,305
          Real estate owned...........................................             691                       543
                                                                             ---------                ----------
                Total non-performing assets...........................       $  15,630                $   12,848
                                                                             =========                ==========
          Total non-accruing loans as a percentage of total loans.....            0.46%                     0.54%
                                                                             =========                ==========
          Total non-performing assets as a percentage of total assets.            0.31%                     0.36%
                                                                             =========                ==========
          Allowance for credit losses to total loans..................            1.28%                     1.11%
                                                                             =========                ==========
          Allowance for credit losses to non-accruing loans...........          276.28%                   206.58%
                                                                             =========                ==========

-------------------
(1) Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           2004              2003
                                                                      ------------        -----------
                                                                            (Dollars in thousands)
       Balance at beginning of period..............................    $  25,420          $  20,873
       Net charge-offs:
          Charge-offs..............................................       (6,381)            (4,752)
          Recoveries...............................................          988              1,175
                                                                       ---------          ---------
             Net charge-offs.......................................       (5,393)            (3,577)
       Allowance obtained through acquisitions.....................       14,650              2,001
       Provision for credit losses.................................        6,596              5,922
                                                                       ---------          ---------
       Balance at end of period....................................    $  41,273          $  25,219
                                                                       =========          =========
       Ratio of annualized net charge-offs during the period to
          average loans outstanding during the period..............         0.23%              0.21%
                                                                       =========          =========

Investing Activities

The Company's available for sale securities increased $325.1 million to $1.2 billion at September 30, 2004 from $845.9 million at December 31, 2003. The $251.0 million of investment securities acquired with TFC included $210.8 million of tax advantaged municipal debt securities. Securities available for sale otherwise increased $74.2 million, as the remaining proceeds from the Company's second-step stock offering were further deployed from short-term investments to higher yielding mortgage-backed securities ("MBS") and agency bonds with a weighted average life of 2 to 4 years. The weighted average life and duration of the total portfolio at September 30, 2004 are 2.95 years and
2.21 years, respectively. The Company's balance sheet remains positioned to optimize earnings while limiting earnings volatility due to interest rate fluctuations.

Funding Activities

Deposits. In 2004, the Company has further focused its marketing and sales efforts on increasing its core deposit base through the continued development of customer relationships as well as the on-going execution of its branch expansion strategy. As a result, core deposits have organically increased $216.0 million, or 14% annualized, from December 31, 2003 to September 30, 2004. The opening of two de novo branches in the second quarter of this year has added $16.3 million of deposits and the purchase of a Monroe County branch in the third quarter added $11.2 million of deposits. The impact of this growth on total deposits is not evident given that certificates of deposits decreased $178.2 million during the same period as the rates offered by the Company on new certificates were lowered based on alternative wholesale borrowing options. The Company continues to prioritize its deposit gathering and retention efforts given the low growth and competitiveness of its markets and the importance of low cost funds to the continued expansion of its net interest margin.

The increase in deposits from December 31, 2003 resulted primarily from the acquisition of TFC, which added a total of $923.7 million of deposits, including $273.6 million of savings accounts, $331.0 million of interest bearing checking, $232.3 million of certificates of deposit and $86.8 million of noninterest bearing accounts.

Set forth below is selected information concerning the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated.

                                                    September 30, 2004           December 31, 2003
                                                 -------------------------   --------------------------
                                                    Amount        Percent      Amount          Percent
                                                 ------------  -----------   -------------  -----------
                                                                 (Dollars in thousands)
   Savings.....................................  $ 1,066,321        32.2%    $   654,320         27.8%
   Interest-bearing checking...................      919,378        27.7         538,967         22.9
   Certificates of deposit.....................    1,045,604        31.5         991,545         42.1
   Noninterest-bearing.........................      285,322         8.6         170,384          7.2
                                                 -----------       -----     -----------        -----
      Total deposits...........................  $ 3,316,625       100.0%    $ 2,355,216        100.0%
                                                 ===========       =====     ===========        =====

Borrowings. Borrowed funds totaled $725.3 million at September 30, 2004 compared to $458.0 million at December 31, 2003. Excluding $124.7 million assumed in the TFC acquisition, the additional $142.6 million of borrowings were used to fund commercial loan growth and the maturities of higher-rate certificates of deposit.

Equity Activities

Stockholders' equity increased to $937.3 million at September 30, 2004 compared to $728.2 million at December 31, 2003. The TFC acquisition included the issuance of 13.3 million shares of common stock with an aggregate value of $201.3 million. During the nine month period, common stock dividends declared of $0.22 per share totaled $17.6 million and 1,455,000 treasury shares were purchased at a total cost of $19.2 million.

In July 2003 the Company announced that it had received approval from its Board of Directors to repurchase up to 2.1 million (3%) of its outstanding common stock in order to fund vested stock options. Since that authorization, the Company has been restricted for substantial periods of time from repurchasing shares due to internal and regulatory quiet periods. Nonetheless, as of September 30, 2004, 1.6 million shares had been repurchased under this program at an average cost of $13.27 per share. The Company anticipates completing the program in the fourth quarter of this year. Therefore, in this quarter, the Company announced that it had received authorization from its Board of Directors for an additional 4.2 million (5%) buy back program.

Results of Operations for the Three Months Ended September 30, 2004
-------------------------------------------------------------------

Net Interest Income

Net interest margin improved to 3.60% during the third quarter of 2004, compared to 3.36% for the same period of 2003. One of the factors contributing to this increase was a 41 basis point improvement in net interest rate spread due to the Company's active asset and liability management initiatives and lower MBS premium amortization. Additionally, net interest income benefited from a $44.5 million increase in average net earning assets from the third quarter of 2003 to the third quarter of 2004, primarily due to a $48.6 million core increase in average noninterest bearing deposits.

The $1.2 billion increase in average interest-earning assets is due primarily to the acquisition of TFC and increases in higher yielding commercial real estate and business loans. The benefits of that increase were partially offset by a 3 basis point decrease in the yield on those assets when compared to the 2003 period. This was attributable to the impact of the generally lower interest rate environment since the end of the third quarter of 2003. While interest rates began to rise during the recent quarter, the benefits of the increase in yield on variable-rate assets was offset by the impact of the repayment of higher-rate commercial and residential mortgages during the period. MBS premium amortization recorded amounted to $332 thousand in the 2004 period compared to $1.8 million for the third quarter of 2003.

The increase in interest expense during the third quarter of 2004 resulted from a $1.1 billion increase in average interest bearing liabilities due to deposits and borrowings assumed in the TFC acquisition and core deposit growth. A 44 basis point reduction in the rate paid on those liabilities resulted from a combination of a generally lower interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice downward, and the Company's ongoing strategy to replace higher-rate time deposits with lower cost core deposits and borrowings.

Provision for Credit Losses

During the quarter, credit quality remained stable and loan loss experience continued at low levels. Net loan charge-offs totaled $1.9 million for the third quarter of 2004 or 0.24% of average loans, which is consistent with the 0.23% experienced in the 2003 period. As a result of this and the current quarter provision, the allowance for credit losses was 276% of non-accruing loans and 1.28% of total loans at September 30, 2004 compared to 207% and 1.11%, respectively, at December 31, 2003. The $1.7 million provision for credit losses in the third quarter is based upon management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the third quarter of 2004, the Company earned $13.1 million of noninterest income compared to $11.4 million for the same period of 2003. This reflects the impact of the addition of former TFC customers, which added approximately $2.0 million in fee income during the quarter. Additionally, core banking services, risk management, and mutual fund and annuity revenue have increased as a result of the continuing implementation of the Company's business model across its franchise. Partially offsetting these increases was the impact of a decline in mortgage loan originations from 2003 record levels, lower bank owned life insurance proceeds and charges related to the Company's small business investment corporation ("SBIC") investments. Noninterest income continues to be a strong diversified source of revenue for the Company and amounted to 25% of net revenue during the current year quarter.

Noninterest Expense

Noninterest expense increased $8.0 million over the 2003 third quarter due primarily to the operating costs associated with the 21 former TFC banking centers, as well as the addition of four banking center locations. Additionally, the 2004 quarter includes costs related to growth in the commercial lending and financial services businesses, as well as the Company's strategic planning initiative. Even with these increases, the Company's efficiency ratio of 57.6% for the third quarter of 2004 improved when compared to the 58.2% for the prior year period.

Income Taxes

The effective tax rate from continuing operations of 35.4% for the current quarter remained consistent with the third quarter of 2003 rate of 35.1%, as the effect of tax advantaged municipal investments acquired from TFC was nearly equal to the benefit from tax exempt proceeds from bank owned life insurance received during the third quarter of 2003.

Results of Operations for the Nine Months Ended September 30, 2004
------------------------------------------------------------------

Net Interest Income

Net interest margin improved to 3.57% for the first nine months of 2004 compared to 3.27% for the same period of 2003. One of the factors contributing to this increase was a 46 basis point improvement in net interest rate spread due to the Company's active asset and liability management initiatives and lower MBS premium amortization. Additionally, net interest income benefited from a $55.2 million increase in average net earning assets from the first three quarters of 2003 to the same period of 2004 primarily due to a $30.1 million core increase in average noninterest-bearing deposits and the acquisition of TFC.

The $1.1 billion increase in average interest-earning assets is due primarily to the acquisition of TFC, and increased higher yielding commercial real estate and business loans. The benefits of that increase were partially offset by a 14 basis point decrease in the yield on those assets when compared to the 2003 period. This was attributable to the generally lower rate environment. While interest rates began to rise during the period, the benefits of the increase in yield on variable-rate assets was offset by the impact of the repayment of higher-rate commercial and residential mortgages. MBS premium amortization recorded amounted to $1.5 million for the first three quarters of 2004 compared to $7.4 million for the same period of 2003.

The increase in interest expense during the first nine months of 2004 resulted from a $1.0 billion increase in average interest bearing liabilities, due to the deposits and borrowings assumed in the TFC acquisition and core deposit growth. A 60 basis point reduction in the rate paid on those liabilities resulted from the generally lower interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice downward, and the Company's ongoing strategy to replace higher-rate time deposits with lower cost core deposits and borrowings.

Provision for Credit Losses

As a result of the continuing growth in its loan portfolio, particularly growth in commercial loans, as well as additional charge-offs related to an indirect auto relationship, the Company increased its provision for credit losses to $6.6 million for the nine months ended September 30, 2004, compared to $5.9 million for the same period of 2003.

Noninterest Income

For the first nine months of 2004, the Company earned $38.3 million of noninterest income, compared to $32.2 million for the same period of 2003. This reflects the impact of the acquisition of TFC, as well as two insurance agencies in the Rochester market, which added approximately $5.1 million and $1.8 million in fee income, respectively. Additionally, core risk management revenue for the first nine months of 2004 was $688 thousand higher than the 2003 period as increased plan administration fees and agency commissions more than offset the impact of lower contingent profit sharing commissions. For the first nine months of 2004, contingent commission income amounted to $1.0 million compared to $1.1 million for the same period of 2003. Partially offsetting these increases was the impact of a decline in mortgage loan originations from 2003 record levels and charges related to the Company's SBIC investments. Noninterest income continues to be a strong diversified source of revenue for the Company and amounted to 25% of net revenue for the first nine months of 2004.

Noninterest Expense

Noninterest expenses for the nine months ended September 30, 2004 increased $23.3 million over the same 2003 period due primarily to the operating costs associated with the 21 former TFC banking centers, as well as the insurance agency acquisitions. Additionally, 2004 results include non-recurring marketing, training and other expenses associated with the TFC merger and integration. The remainder of this variance in noninterest expense is primarily attributable to the addition of four banking centers, growth in commercial operations, which included the hiring of seasoned commercial loan officers, as well as costs incurred in connection with the Company's strategic planning initiative. Even with these increases, the Company's efficiency ratio of 57.8% for the first nine months of 2004 improved from the 58.8% for the same period of 2003.

Income Taxes

The effective tax rate from continuing operations decreased to 34.2% for the first nine months of 2004 compared to 35.3 % for the first nine months of 2003. This improvement is primarily attributable to the tax advantaged municipal investments acquired from TFC.

Liquidity and Capital Resources
-------------------------------

In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by the general level of interest rates, the economic environment and local competitive conditions.

The Company's primary investing activities are the origination of loans and the purchase of mortgage-backed and other investment securities. During the first nine months of 2004, loan originations totaled $860.4 million compared to $773.6 million for the first nine months of 2003, while purchases of investment securities totaled $458.1 million during the 2004 period compared to $777.3 million for the 2003 period. The impact of higher commercial real estate and business loan originations was partially offset by lower residential mortgage refinancings in 2004. The higher amount of investment security purchases in 2003 primarily relates to the investment of the Company's second-step proceeds, as well as the reinvestment of funds from MBS prepayments.

During the first three quarters of 2004, cash flows provided by the sale, repayment and maturity of securities available for sale amounted to $372.4 million compared to $784.1 million for the same period in 2003. This decrease was primarily due to a lower level of interest rate driven prepayments received on MBS's. Deposit growth and borrowings, excluding those acquired from TFC, provided $171.0 million of additional funding for the nine months ended September 30, 2004. The Company has $523.8 million available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that provide funding sources for lending, liquidity and asset and liability management as needed.

In the ordinary course of business, the Company extends commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2004, the Company had outstanding commitments to originate loans of approximately $159.2 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $10.6 million at the end of the third quarter.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused lines of credit amounted to $368.6 million at September 30, 2004 and generally have an expiration period of less than one year except for home equity lines of credit which have an expiration period of up to ten years. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $30.3 million at September 30, 2004 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2004, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $90.1 million.

At September 30, 2004, First Niagara exceeded all regulatory capital requirements, as detailed in the following table.

                                                                  As of September 30, 2004
                                 --------------------------------------------------------------------------------------------
                                                                                                    To be well capitalized
                                                                        Minimum                    under prompt corrective
                                        Actual                      capital adequacy                  action provisions
                                 ----------------------         -------------------------         ---------------------------
                                   Amount       Ratio              Amount         Ratio               Amount          Ratio
                                 -----------    -------         -------------    --------         ----------------    -------

Tangible capital                  $ 533,089      11.31%           $   70,695       1.50%              $      N/A         N/A %
Tier 1 (core) capital               533,089      11.31               188,519       4.00                  235,649        5.00
Tier 1 risk based capital           533,089      16.43                   N/A        N/A                  194,726        6.00
Total risk based capital            573,657      17.68               259,635       8.00                  324,544       10.00

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

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives. As of September 30, 2004, the Company's off-balance sheet financial instruments were comprised of customer lines and letters of credit, and commitments to originate and sell loans which were entered into in the ordinary course of business. See Liquidity and Capital Resources for further description of these items.

The accompanying table as of September 30, 2004 sets forth the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

                                                         Calculated increase (decrease) at
                                                                September 30, 2004
                                              --------------------------------------------------------
                        Changes in                 Net interest
                      interest rates                 income                       % Change
                  ------------------------    ---------------------       ----------------------------
                                                               (Dollars in thousands)
                     +200 basis points             $  2,734                          1.66%
                     +100 basis points                1,404                          0.85
                     -100 basis points               (2,516)                        (1.53)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------------------

a)   Not applicable.

b)   Not applicable.

c) The following table discloses information regarding the purchases of FNFG stock made by the Company during the third quarter of 2004:

                                                                               Cumulative number of         Maximum number
                                                                             shares purchased as part       of shares yet
                              Number of shares         Average price per       of publicly announced       to be purchased
           Date                  purchased                share paid             repurchase plan*           under the plan
     ------------------     ---------------------    --------------------    ------------------------     -----------------
     July 2004                     150,000                 $12.63                   1,430,000                  677,161

     August 2004                   135,000                 $12.37                   1,565,000                  542,161

     September 2004                  --                       --                    1,565,000                  542,161
     ------------------     ---------------------    --------------------    ========================     =================
              Total                285,000                 $12.51
                            =====================    ====================

* In July 2003 the Company announced that it had received a regulatory non-objection from the OTS and approval from its Board of Directors with no set expiration date to its request to repurchase up to 2,107,161 shares of its outstanding common stock in order to fund vested stock options. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company's second step stock offering effective January 17, 2003. On August 31, 2004, the Company announced that its Board of Directors had approved an additional 4,200,000 stock repurchase program to supplement the current authorization. No shares were purchased under this program during the third quarter. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital. As of September 30, 2004, the average cost of the 1,565,000 shares repurchased under this program was $13.27 per share. In addition to the above purchases, during the third quarter of 2004, the Company repurchased 1,838 shares from executives of the Company at an average cost of $12.53 per share to satisfy tax withholding requirements on vested restricted shares as allowed under the Company's restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of vesting.

Item 3.  Defaults upon Senior Securities
--------------------------------------------------------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     A Special Meeting of Stockholders of First Niagara Financial Group, Inc. was held on September 28, 2004. The Special Meeting was conducted for the purpose of 1) considering and acting upon the election of the Agreement and Plan of Merger, dated as of April 1, 2004, by and between First Niagara Financial Group, Inc. and Hudson River Bancorp, Inc. and the transactions contemplated in the merger agreement pursuant to which Hudson River Bancorp, Inc. will merge with and into First Niagara Financial Group, Inc. with First Niagara Financial Group, Inc. being the surviving corporation and 2) to authorize the Board of Directors, in its discretion, to vote upon such other business as may properly come before the Special Meeting or any adjournment or postponement of the Special Meeting, including, without limitation, a motion to adjourn the Special Meeting to another time or place for the purpose of soliciting additional proxies to approve the merger agreement. The following table reflects the tabulation of the votes with respect to each matter voted upon at the Special Meeting:

                                                                                        Number of Votes(a)
                                                                     ----------------------------------------------------------
                          Matter Considered                                 For                 Against            Abstain
      -----------------------------------------------------------    -------------------    ----------------    ---------------
      (1) Election of Agreement and Plan of Merger                        63,265,677             815,644            113,598


      (2) Authorization of the Board to vote upon other business          36,068,531          27,531,787            594,601

          (a)  For matters (1) and (2) there were no broker non-votes.

Item 5.  Other Information
--------------------------------------------------------------------------------

          (a)  Not applicable.

          (b)  Not applicable.

Item 6.  Exhibits
--------------------------------------------------------------------------------

          (a)  The following exhibits are filed herewith:

          Exhibits
          --------

              3.1 Amended and Restated Bylaws of First Niagara Financial Group, Inc.

              31.1 Certification of Chief Executive Officer Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Chief Financial Officer Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of Chief Executive Officer and Chief Financial
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.1 Summary of Quarterly Financial Data

          (b) Reports on Form 8-K

              On July 19, 2004 the Company filed a Current Report on Form 8-K, which disclosed second quarter 2004 financial results. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 19, 2004.

              On July 22, 2004 the Company filed a Current Report on Form 8-K, which disclosed that investors will have an opportunity to listen to a web cast about the Company's strategy and future outlook on July 28, 2004, as management of the Company presents at the Keefe, Bruyette & Woods (KBW), Community Bank Investors Conference. The Company also released the web cast information that will allow investors to listen and view the presentation that will take place that day. Such Current Report, as an Item 7 exhibit, included the Company's press release dated July 21, 2004.

Item 6b.  Reports on Form 8-K (con't)
--------------------------------------------------------------------------------

              On August 31, 2004, the Company filed a Current Report on Form 8-K, which disclosed that it has been authorized by its Board of Directors to repurchase up to an additional 4.2 million (5%) of its outstanding common stock, as part of its ongoing capital management program and that it expects to complete its current 2.1 million program early in the fourth quarter of this year. The Company also disclosed that due to regulatory restrictions, it is restricted from repurchasing additional stock until late October. Such Current Report, as an Item 9.01 exhibit, included the Company's press release dated August 31, 2004.

              On September 29, 2004, the Company filed a Current Report on Form 8-K, which disclosed that the Company's Board of Directors amended certain sections of the Company's bylaws. These amendments changed the Company's bylaws to allow for the initial election as a Director of an individual who is sixty-five years of age or more with a 2/3 vote of the Board of Directors. Additionally, these amendments updated Article III of the Company's bylaws for the Company's requirement that all members of the Governance/Nominating, Audit and Compensation Committees be independent as determined by the Board of Directors under the NASDAQ corporate governance listing standards, the Company's Governance Guidelines and the Securities and Exchange Commission Rule 10A-3. Additionally, this current report disclosed that they had received approval from the shareholders of the Company and Hudson River Bancorp, Inc. to proceed with their previously announced merger. Such Current Report, as an Item 9.01 exhibit, included the amended sections of the Company's bylaws and the Company's press release dated September 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST NIAGARA FINANCIAL GROUP, INC.

Date:  November 4, 2004         By:  /s/ Paul J. Kolkmeyer
                                -----------------------------------------------------
                                         Paul J. Kolkmeyer
                                         President and Chief Executive Officer


Date:  November 4, 2004         By:  /s/ John R. Koelmel
                                ---------------------------------------------------
                                         John R. Koelmel
                                         Executive Vice President, Chief Financial Officer