Form 10-K
period 2004-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2005-03-15
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transaction period from ________________ to ___________________

                        Commission File Number: 000-23975
                                                ---------

                        FIRST NIAGARA FINANCIAL GROUP, INC.
               ------------------------------------------------------
               (Exact Name of Registrant as specified in its Charter)

                      Delaware                                 42-1556195
---------------------------------------------------      ----------------------
(State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                   Organization                           Identification Number)

6950 South Transit Road, P.O. Box 514, Lockport, NY            14095-0514
---------------------------------------------------      ----------------------
     (Address of Principal Executive Officer)                  (Zip Code)

                                 (716) 625-7500
              ---------------------------------------------------
              (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                 --------------

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

As of March 9, 2005, there were 117,240,621 outstanding shares of the Registrant's Common Stock.

The aggregate market value of the 112,015,806 shares of voting stock held by non-affiliates of the Registrant was $1,344,189,672 as computed by reference to the last sales price on June 30, 2004, as reported by the NASDAQ National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are beneficial owners of more than 10% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Company's Proxy Statement:

                           Document                                                            Part
-----------------------------------------------------------      ----------------------------------------------------------------
Proxy Statement for the 2005 Annual Meeting of Stockholders      Part III, Item 10
                                                                 "Directors and Executive Officers of the Registrant"

                                                                 Part III, Item 11
                                                                 "Executive Compensation"

                                                                 Part III, Item 12
                                                                 "Security Ownership of Certain Beneficial Owners and Management"

                                                                 Part III, Item 13
                                                                 "Certain Relationships and Related Transactions"

                                                                 Part III, Item 14
                                                                 "Principal Accountant Fees and Services"

                                TABLE OF CONTENTS

 ITEM                                                                                                                      PAGE
NUMBER                                                                                                                    NUMBER
------                                                                                                                    ------
                                                             PART I

  1     Business......................................................................................................       4

  2     Properties....................................................................................................      19

  3     Legal Proceedings.............................................................................................      19

  4     Submission of Matters to a Vote of Security Holders...........................................................      20

                                                             PART II

  5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..      20

  6     Selected Financial Data ......................................................................................      21

  7     Management's Discussion and Analysis of Financial Condition and Results of Operations.........................      24

  7A    Quantitative and Qualitative Disclosures about Market Risk....................................................      38

  8     Financial Statements and Supplementary Data...................................................................      41

  9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................      81

  9A    Controls and Procedures.......................................................................................      81

  9B    Other Information.............................................................................................      81

                                                            PART III

  10    Directors and Executive Officers of the Registrant............................................................      81

  11    Executive Compensation........................................................................................      81

  12    Security Ownership of Certain Beneficial Owners and Management................................................      81

  13    Certain Relationships and Related Transactions................................................................      81

  14    Principal Accounting Fees and Services........................................................................      82

                                                             PART IV

  15    Exhibits, Financial Statement Schedules.......................................................................      82

        Signatures....................................................................................................      84

                                     PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

GENERAL

First Niagara Financial Group, Inc.

First Niagara Financial Group, Inc. ("FNFG") is a Delaware corporation whose principal executive offices are located at 6950 South Transit Road, Lockport, New York. FNFG holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." First Niagara is positioned as one of the leading community banks in Upstate New York, providing its customers with consumer and commercial banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, and consumer and commercial deposit products. Additionally, First Niagara offers risk management and wealth management services.

FNFG was organized in April 1998 in connection with the conversion of First Niagara from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company (the "MHC"). In November 2002, FNFG converted First Niagara and the MHC to a federal charter subject to Office of Thrift Supervision ("OTS") regulation. On January 17, 2003, the MHC converted to stock form (the "Conversion"), with the shares of FNFG common stock owned by the MHC being sold to depositors and other investors (the "Offering"). Since 1998, the Company has deployed the proceeds from these stock offerings through its "Buy and Build" strategy, which has resulted in six whole-bank and eight non-bank acquisitions and the opening of fourteen de novo branches in target market areas. This strategy coupled with the Company's organic growth initiatives, which includes an emphasis on expanding commercial operations and financial services businesses, has resulted in a successful transition from a Western New York traditional thrift to an Upstate New York community banking financial services company.

On January 16, 2004, FNFG acquired Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank and The Troy Commercial Bank. TFC operated twenty-one branch locations in the Capital Region of New York State and added $1.4 billion of assets and $923.7 million of deposits. The acquisition resulted in the issuance of 13.3 million shares of FNFG stock and cash payments totaling $155.3 million. The transaction was accounted for under the purchase method of accounting and resulted in the recording of $217.4 million of goodwill and $17.2 million of core deposit intangibles. This acquisition expanded the Company's market reach into the higher growth Capital Region in Eastern New York State and furthered its strategic initiatives of increasing commercial relationships and core deposits.

As of December 31, 2004, FNFG had $928.7 million of assets and $928.2 million of stockholders' equity. FNFG neither owns nor leases any property, but uses the premises and equipment of First Niagara. FNFG does not have any employees other than certain officers of First Niagara who also serve as officers of FNFG.

First Niagara

First Niagara was organized in 1870, and is a multi-market community-oriented savings bank that provides financial services to individuals, families and businesses through its branch network located across Upstate New York. As of December 31, 2004, First Niagara and all of its subsidiaries had $5.1 billion of assets, deposits of $3.3 billion, $883.2 million of stockholders' equity, employed approximately 1,300 people and operated through 71 branches, a loan production office, 96 ATM's and several financial services subsidiaries.

At December 31, 2004, the following entities operate as subsidiaries of First
Niagara:

      First Niagara Capital, Inc. First Niagara Capital, Inc. is licensed by the Small Business Administration ("SBA") as a Small Business Investment Company and offers small business loans and makes equity investments in small businesses. At December 31, 2004, First Niagara Capital, Inc. had $4.3 million of assets.

      First Niagara Commercial Bank First Niagara Commercial Bank (the "Commercial Bank") is a New York State chartered bank whose primary purpose is to generate municipal deposits. Under New York State law, municipal accounts cannot otherwise be accepted directly by First Niagara, which is a federally chartered savings bank. At December 31, 2004, the Commercial Bank had $194.0 million of assets and deposits of $159.7 million.

      First Niagara Funding, Inc. First Niagara Funding, Inc. ("FNF") is a real estate investment trust ("REIT") that holds commercial real estate loans, residential mortgages, home equity loans and commercial business loans. At December 31, 2004, FNF had $1.0 billion of assets.

      First Niagara Leasing, Inc. First Niagara Leasing, Inc. ("FNL") provides direct financing to the commercial small ticket lease market. On September 9, 2004 First Niagara acquired Adirondack Leasing Associates, Ltd. ("ALA") an Eastern New York based leasing Company that originated approximately $13.5 million direct financing equipment leases in 2004. Following completion of the acquisition, the operations of ALA were merged into FNL. At December 31, 2004, FNL had $28.1 million of assets.

      First Niagara Portfolio Management, Inc. First Niagara Portfolio Management, Inc. is a New York State Article 9A company, which primarily invests in U.S. government agency and Treasury obligations. At December 31, 2004, First Niagara Portfolio Management, Inc. had $66.0 million of assets.

      First Niagara Realty, Inc. and TSB Real Property, Inc. First Niagara Realty, Inc. and TSB Real Property, Inc. invest in real estate limited partnerships. At December 31, 2004, these subsidiaries had $6.6 million of assets.

      First Niagara Risk Management, Inc. First Niagara Risk Management, Inc. ("FNRM") is a full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, life, disability and long-term care coverage and other risk management advisory services. FNRM serves commercial and personal clients throughout the Company's market areas. FNRM's consulting and risk management business includes alternative risk and self-insurance, claims investigation and adjusting services, as well as third party administration of self insured workers' compensation plans. In 2004, FNRM had approximately $125 million of annual premium volume. At December 31, 2004, FNRM had $21.1 million of assets.

      First Niagara Securities, Inc. First Niagara Securities, Inc. acts as an agent for third-party companies to sell and service their insurance products through First Niagara's branch network. At December 31, 2004, First Niagara Securities, Inc. had $5.5 million of assets.

      32 Second Street Corp. 32 Second Street Corp. holds a 90% percent ownership interest in Altamont Avenue Associates, which owns a multi-tenant retail shopping plaza located in the Company's market area. The tenant mix includes some national companies as well as many smaller locally owned businesses. At December 31, 2004, 32 Second Street Corp. had $18.7 million of assets.

Acquisition of Hudson River Bancorp, Inc.

On January 14, 2005, FNFG acquired Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company ("HRBT"), with total assets of approximately $2.5 billion and fifty branch locations. Following completion of the acquisition, HRBT locations were merged into First Niagara's branch network. The acquisition resulted in the issuance of 35.7 million shares of FNFG stock and cash payments totaling $126.8 million. As a result, the Company now has nearly $8.0 billion of assets, $5.1 billion of deposits, and 115 branches across Upstate New York including a leading market share in the Capital region of the State.

In connection with the acquisition, Hudson River Funding Corp., C.W. Bostwick, Inc. and Hudson River Commercial Bank, each wholly-owned subsidiaries of HRBT, were merged into FNF, FNRM and the Commercial Bank, respectively, as they had businesses that were substantially the same as those subsidiaries. However, the following wholly-owned subsidiary of HRBT was retained as a separate subsidiary of First Niagara:

First Niagara Associates, Inc. (formerly Hudson City Associates, Inc.) First Niagara Associates, Inc. holds a 65% ownership interest in an insurance premium financing partnership known as Premium Payment Plan LLC ("PPP"). PPP is currently licensed to provide insurance premium financing in forty-two states, but does business primarily in New York, New Jersey and Pennsylvania.

As a result of the acquisition of HRB, First Niagara now holds a 30% ownership interest in Homestead Funding Corp. ("Homestead") a mortgage banker licensed in the State of New York as well as other states. Effective with the closing of the merger, First Niagara entered into an agreement with Homestead pursuant to which First Niagara outsourced its Eastern New York residential mortgage loan origination function to Homestead. While Homestead will market their services under the First Niagara Mortgage brand, the loans are originated and closed in Homestead's name. As part of the agreement, Homestead sells selected mortgages to First Niagara as a correspondent.

OTHER INFORMATION

The Company maintains a website at www.fnfg.com. The Company makes available, free of charge, through the website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These forms can be accessed within the Investor Relations portion of the Company's website by clicking on "SEC Filings." Copies may also be obtained, without charge, by written request to the Investor Relations Department, 6950 South Transit Road, P.O. Box 514, Lockport, New York 14095-0514.

The Company has adopted a Code of Ethics that is applicable to the senior financial officers of the Company, including the Company's Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available within the Investor Relations portion of the Company's website along with any amendments to or waivers from that policy. There were no amendments or waivers to the Code of Ethics for Senior Financial Officers during 2004. Additionally, the Company has adopted a general Code of Ethics that sets forth standards of ethical business conduct for all directors, officers and employees of the Company. This Code of Ethics is also available at the Company's website.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. These forward-looking statements can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and other similar expressions. These forward-looking statements include: statements of the Company's goals, intentions and expectations; statements regarding the Company's business plans, prospects, growth and operating strategies; statements regarding the asset quality of the Company's loan and investment portfolios; and estimates of the Company's risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in the Company's market areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce the Company's margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company's ability to enter new markets successfully and capitalize on growth opportunities; the Company's ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and changes in the Company's organization, compensation and benefit plans.

Because of these and other uncertainties, the Company's actual future results may be materially different from the results indicated by these forward-looking statements.

MARKET AREAS AND COMPETITION

The Company's primary lending and deposit gathering areas are generally concentrated in the same counties as its branches. The Company faces significant competition in both making loans and attracting deposits in its markets as the Upstate New York region has a high density of financial institutions, some of which are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

The Company offers a variety of financial services to meet the needs of the communities it serves and functions under a philosophy that includes a commitment to customer service and the community. Giving effect to the acquisition of HRB, the Company presently operates 115 branches in 24 counties that span across Upstate New York. The four largest cities in the markets the Company does business are Buffalo, Rochester, Syracuse and Albany, which have a combined total population of nearly 4 million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.

LENDING ACTIVITIES

General. The Company's principal lending activity has been the origination of commercial real estate loans, commercial business loans and leases and residential mortgages to customers located within its primary market areas. Consistent with its long-term customer relationship focus, the Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. The Company also originates for retention in its portfolio various types of home equity and consumer loan products.

Commercial Real Estate and Multi-family Lending. The Company originates real estate loans secured predominantly by first liens on apartment houses, office buildings, shopping centers, industrial and warehouse properties and to a lesser extent, by more specialized properties such as nursing homes, mobile home parks, restaurants, motels/hotels and auto dealerships. The Company's current policy with regard to such loans is to emphasize geographic distribution within its market areas, diversification of property types and minimization of credit risk.

As part of the Company's ongoing strategic initiative to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year ARM products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 200 and 275 basis points over the then, current one, three or five year U.S. Treasury Constant Maturity Index or Federal Home Loan Bank ("FHLB") advance rate subject to interest rate floors. The maximum term for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

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

The Company continues to emphasize commercial real estate and multi-family lending given their higher interest rates and that they are more sensitive to interest rate changes but less susceptible to prepayment risk. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or to the general economy. To help mitigate this risk, the Company has put in place concentration limits based upon property types and maximum amounts that may be lent to an individual or group of borrowers. The Company has not experienced a significant deterioration in credit performance as a result of these higher risk loans, as the charge off rate for commercial real-estate and multi-family loans has averaged less than 5 basis points in recent years.

Commercial Business Loans. The Company offers commercial business term loans, letters of credit, equipment leases and lines-of-credit to small and medium size companies in its market areas, some of which are secured in part by additional real estate collateral. Additionally, secured and unsecured commercial loans and lines-of-credit are made for the purpose of financing equipment acquisition, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate or LIBOR. Lines of credit expire after one year and generally carry a variable rate of interest indexed to the prime rate. The Company has a strategic emphasis on developing commercial business relationships and allocates a greater portion of available funds and personnel resources to both the commercial middle market and small business lending markets. To facilitate the Company's expansion of these areas, the Company offers additional commercial business products such as cash management, merchant services, wire transfer capabilities, business credit and debit cards, and Internet banking.

The Company offers installment direct financing "small ticket" equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months and are guaranteed by the principals of the lessee, collateralized by the leased equipment and generally bear higher interest rates. Given the Company's strategy to shift its loan portfolio mix to higher yielding commercial loans, this product line continues to be an area of focus.

The Company also dedicates resources to commercial business and real-estate loans which are 50% to 85% government guaranteed through the SBA. Terms of these loans range from one year to twenty-five years and generally carry a variable rate of interest indexed to the prime rate. This product allows the Company to better meet the needs of its small business customers in the market areas it serves, while protecting the Company from undue credit risk.

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

The Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC. The Company intends to continue to sell into the secondary market certain of its newly originated fixed rate loans to assist in asset and liability management. In addition to removing a level of interest rate risk from the balance sheet, the operation of a secondary marketing function provides cash flow to support loan growth.

In an effort to provide financing for low and moderate income buyers, the Company actively participates in residential mortgage programs and products sponsored by FNMA, FHLMC, and the State of New York Mortgage Agency ("SONYMA"). The SONYMA mortgage programs provide low and moderate income households with fixed-rate loans which are generally set below prevailing conventional fixed-rate mortgage loans and which allow below-market down payments. These loans are sold by the Company to SONYMA, with the Company retaining the contractual servicing rights.

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

The retention of ARMs in the Company's portfolio helps to reduce its exposure to interest rate risk. However, ARMs generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because, as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of residential one year adjustable-rate loans are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed-rate loans. Certain of the Company's conforming ARMs can be converted at a later date to a fixed-rate mortgage loan with interest rates based upon the then-current market rates plus a predetermined margin or spread that was established at the loan closing. The Company sells ARMs, which are converted to 25 to 30 year fixed-rate term loans, to either FNMA or FHLMC.

In conjunction with the HRB acquisition, the company entered into a marketing agreement with its 30% owned affiliate Homestead Funding Corporation, a Mortgage Banking enterprise based in Albany, New York, to provide residential mortgage loans to the Company's customer base in Eastern New York. While Homestead markets their services under the First Niagara Mortgage brand, the loans are originated and closed in Homestead's name. As part of the agreement, Homestead sells selected mortgages to First Niagara as a correspondent. The Company generally purchases from Homestead ARMs and conventional fixed and bi-weekly loans with terms less than 20 years at current market prices. These loans are underwritten by First Niagara prior to Homestead making the loan.

Home Equity Lending. The Company offers fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit ("HELOCs") in its market areas. Both fixed-rate and floating rate home equity products are offered in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. PMI is required for all fixed rate home equity loans and HELOCs with combined first and second mortgage loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered with terms up to 30 years. The line may be drawn upon for 10 years, during which time principal and interest is paid on the outstanding balance. Repayment of the remaining principal and interest is then amortized over the remaining 20 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less. The Company offers an UltraFlex home equity line of credit to complement its more traditional line of credit products. This line of credit gives consumers flexibility with rates and terms and offers an interest only payment option for the first five years. Additionally, this product offers a card option to access funds and allows customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $250 thousand (up to $100 thousand if the loan to value exceeds 80%).

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect new and used automobile loans, mobile home loans, education loans and personal secured and unsecured loans.

Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. The Company generally offers mobile home loans in New York, New Jersey and Delaware with fixed-rate, fully amortizing loan terms of 10 to 20 years. The Company has contracted with an independent third party to generate all mobile home loan applications. However, prior to funding, all mobile home loan originations must be underwritten and approved by designated Company underwriters. As part of a negotiated servicing contract, the third party originator contacts borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on the Company's behalf. For such services the Company pays the originator a fee at loan funding, of which generally 50% is deposited into a noninterest bearing escrow account, and is under the sole control of the Company to compensate for early prepayments and future losses which may be incurred on the loans.

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

As a result of the HRB acquisition, the Company is party to an agreement with Tammac Corporation ("Tammac"), pursuant to which Tammac solicits manufactured housing loan applications on behalf of the Company. Under the agreement, the Company may refuse to accept applications referred to it by Tammac. Tammac also provides certain collection, repossession and liquidation services, at the direction of the Company, for certain delinquent loans. Tammac is paid a fixed percentage of the amount financed by the borrower and does not receive additional compensation for collection, repossession, or any other services provided to the Company.

Manufactured housing loans are originated at a higher rate of interest than residential mortgage loans, and generally have terms of up to 20 years that bear fixed rates of interest. Because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company is allowing its manufactured housing loan portfolio to decrease from its current balance as it attempts to de-emphasize this type of lending.

Another component of the Company's consumer loan portfolio acquired from HRB is financed insurance premiums. The Company conducts such lending in New York, New Jersey and Pennsylvania through its First Niagara Associates, Inc subsidiary that holds a 65% ownership interest in PPP. The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP's business. First Niagara Associates, Inc. receives 65% of any profits but absorbs 100% of any losses of PPP. No profit distributions are made to F.G.O. Corporation until any past losses have been recouped. Management estimates that approximately 10% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 90% are for various commercial lines of insurance. Interest rates charged on these loans are substantially higher than those charged on other types of loans, while terms on these loans are generally for nine months.

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

When the Company classifies problem loans as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the risk associated with outstanding loans, but which, unlike specific allowances, have not been allocated to particular problem loans. When the Company classifies problem loans as a loss, it either establishes a specific allowance for losses equal to 100% of the amount of the loans classified, or charges-off such amount against the allowance for credit losses. The Company's determination as to the classification of its loans and the amount of its allowance is subject to ongoing review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with Company policy or applicable regulations.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses based on management's evaluation of losses in the loan portfolio. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in determining the credit loss allowance. The Company continues to monitor and modify the level of the allowance for credit losses in order to include all losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses.

Management's evaluation of the allowance for credit losses is based on a continuing review of the loan portfolio. The methodology for determining the amount of the allowance for credit losses consists of several elements. All individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand are subject to a formal review process. Single credits or concentrations of $5.0 million or more are required to be reviewed every year; relationships between $1.0 million and $5.0 million are reviewed every 18 months; and relationships between $500 thousand and $1.0 million are reviewed every 36 months. Non-accruing, impaired and delinquent commercial loans are reviewed individually every month and the value of any underlying collateral is considered in determining estimates of losses on those loans and the need, if any, for a specific allowance. Another element involves estimating losses in categories of smaller balance homogeneous loans (residential, home equity, consumer) based primarily on historical loss experience, industry trends, trends in the local real estate market and the current business and economic environment in the Company's market areas. The unallocated portion of the allowance for credit losses is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance for credit losses is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions (primarily Upstate New York where the Company is subject to a high degree of concentration risk); seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of regulatory examinations.

INVESTMENT ACTIVITIES

General. The Company's investment policy provides that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, collateral for pledging purposes and desired risk parameters. In pursuing these objectives, consideration is given to the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-backed securities, including collateralized mortgage obligations (CMO's) issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") or privately-issued and backed by "whole loans." Also permitted are investments in asset-backed securities ("ABS"), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The investment strategy generally utilizes a risk management approach of diversified investing to optimize overall investment yields while managing the global interest rate risk position of the Company. To accomplish these objectives, the Company's focus is on investments in mortgage-related securities, including CMO's, while U.S. Government and Agency and other non-amortizing securities are utilized for call protection and liquidity purposes. The Company attempts to maintain a high degree of liquidity in its investment securities and generally does not invest in debt securities with expected average lives in excess of 5 years. At December 31, 2004, no investments in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on and proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds. The Company has available lines of credit with the FHLB, Federal Reserve Bank ("FRB") and a commercial bank, which can provide liquidity if the above funding sources are not sufficient to meet the Company's short-term liquidity needs.

Deposits. The Company offers a variety of deposit products with a range of interest rates and terms. Consumer deposit accounts consist of savings accounts, negotiable order of withdrawal ("NOW") accounts, checking accounts, money market accounts, and certificates of deposit. The Company also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. Commercial account offerings include business savings and checking accounts, money market accounts, cash management services and a totally free checking product. The Company also has the ability to accept municipal deposits through the Commercial Bank.

Borrowed Funds. Borrowings are utilized to lock-in lower cost funding, improve the maturity and match between certain assets and liabilities and leverage capital for the purpose of improving return on equity. Such borrowings primarily consist of advances and repurchase agreements entered into with the FHLB, nationally recognized securities brokerage firms and with commercial customers.

FINANCIAL SERVICES

General. To complement its traditional core banking business, the Company offers a wide-range of insurance and investment products and services to help customers achieve their financial goals. These products and services are delivered through the Company's Risk Management and Wealth Management businesses. The goal of these financial services businesses is to help customers identify and achieve long- and short-range business and financial goals.

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

The revenue attributable to the Company's Risk Management services consists primarily of fees paid by clients and commissions, fees and contingent profit-sharing paid by insurance companies. These revenues may be affected by premium rate levels in the insurance markets and available insurance capacity since compensation is frequently related to the premiums paid by insureds. Revenue is also affected by insured values, the development of new products, markets and services, new and lost business and the underlying economic activity of existing clients. Contingent profit-sharing payments are primarily based upon the profitability or loss to the insurer on the policies placed. Risk management revenues vary from quarter to quarter as a result of policy renewals and the net effect of new and lost business, whereas expenses tend to be more uniform throughout the year. Commission rates vary in amount depending upon the type of insurance coverage provided, the particular insurer, the capacity in which the agent acts and negotiations with clients. For 2004 the Company serviced approximately $125 million of annual insurance premium volume. The acquisition of HRBT and its wholly-owned insurance agency subsidiary will add approximately $30 million to this total.

Wealth Management. The Company's Wealth Management business consists of the sale of stocks, bonds, mutual funds, annuities and other investment products including IRAs, education savings plans and retirement plans to both consumer and commercial clients. Additionally, the Company offers investment advisory, trust, pension and custody services.

Revenue from the sale of mutual funds and annuities consists primarily of commissions paid by clients, investment managers and third-party product providers. Revenue is affected by the development of new products, markets and services, new and lost business, the relative attractiveness of investment products offered under prevailing market conditions, changes in the investment patterns of clients, the flow of monies to and from accounts and the valuation of accounts. Mutual funds and annuities as well as other investment products are sold through First Niagara's branch network, by financial consultants and appropriately licensed employees.

Investment management services are performed pursuant to advisory contracts, which provide for fees payable to the Company. The amount of fees varies depending on the individual account and is usually based upon a sliding scale in relation to the level of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new clients. A decline in general market levels will reduce future revenue. Items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the relative attractiveness of the investment style under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management fees at appropriate levels. The Company also provides personal trust, employee benefit trust, and custodial services to clients in its market areas. Similar to investment management services, trust revenue is derived primarily from investment management fees, which depend largely on the total value and composition of assets under management. Assets under management and administration aggregated approximately $505.2 million as of December 31, 2004. The acquisition of HRBT will add approximately $98.1 million of managed assets.

SEGMENT INFORMATION

Information about the Company's business segments is included in note 17 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company's wealth and risk management operations. All other activities are considered banking.

SUPERVISION AND REGULATION

General. FNFG is a savings and loan holding company examined and supervised by the OTS, while First Niagara is examined and supervised by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. First Niagara also is a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the FHLB System. First Niagara also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines First Niagara and prepares reports for the consideration of its Board of Directors on any operating deficiencies. First Niagara's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning privacy, the ownership of deposit accounts and the form and content of loan documents. Any change in these laws or regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and its operations.

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

Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: A 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

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

At December 31, 2004, First Niagara exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a sole obligor in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. First Niagara is in compliance with the loans-to-one-borrower limitations. As a result of the shares issued in connection with the recently completed acquisition of HRB, the Company's regulatory loans-to-one-borrower limit has increased from $92.1 million (15% of unimpaired capital and surplus) as of December 31, 2004 to $103.9 million as of January 31, 2005. However, given the Company's conservative underwriting standards and risk management philosophy, management and the Board of Directors has established an internal loans-to-one-borrower limit of approximately $69.3 million (10% of unimpaired capital and surplus) as of January 31, 2005 unless approved by the Board of Directors.

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

"Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. First Niagara also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined by the Internal Revenue Code of 1986, as amended. Giving effect to the acquisition of HRB, as of January 31, 2005, First Niagara had 76% of its portfolio assets in qualified thrift investments.

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

Regulation W, issued by the Federal Reserve, comprehensively implements Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley ("GLB") Act.

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

At December 31, 2004, First Niagara met the criteria for being considered "well-capitalized." The current requirements and the actual levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

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

At December 31, 2004, the Commercial Bank exceeded all minimum regulatory capital requirements. The current requirements and the actual levels for the Commercial Bank are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Other Legislation

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation. The GLB Act of 1999 repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

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

The Fair and Accurate Credit Transactions ("FACT") Act of 2003. The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Sarbanes-Oxley Act. The stated goals of the Sarbanes-Oxley Act of 2002 ("SOX") are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

TAXATION

General. FNFG and First Niagara are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal and state income tax matters and is not a comprehensive description of the tax rules applicable to FNFG and First Niagara.

Method of Accounting. For federal income tax purposes, FNFG and First Niagara report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing its consolidated federal income tax returns.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, subject to certain limitations. At December 31, 2004, First Niagara had $28.7 million net operating loss carryforwards for federal income tax purposes and $28.6 million for New York State income tax purposes obtained through the acquisition of TFC. The usage of these losses is subject to an annual limitation.

Corporate Dividends. FNFG may exclude from its income 100% of dividends received from First Niagara as a member of the same affiliated group of corporations.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should First Niagara fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should First Niagara make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2004, First Niagara's federal pre-1988 reserve, which no federal income tax provision has been made, was approximately $24.3 million.

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

Status of Audits by Taxing Authorities. FNFG and First Niagara are subject to routine audits of their tax returns by the Internal Revenue Service and New York State Department of Taxation. There are no indications of any material adjustments noted for any examination currently being conducted by these taxing authorities.

Proposed REIT Legislation. The Governor of New York State has proposed legislation in his 2005 budget that would eliminate the tax benefit of REITs. FNF, a wholly owned subsidiary of First Niagara, qualifies as a REIT under the Internal Revenue Code. Currently, under New York State tax law, 60% of the dividends FNF pays to First Niagara are excluded from New York State taxable income. If this legislation were passed, First Niagara would lose this benefit effective January 1, 2005. Without this exclusion, the Company's 2004 effective tax rate would have been approximately 36.2%.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

Both FNFG and First Niagara maintain their executive offices at an administrative center located at 6950 South Transit Road, Lockport, New York. The administrative center, built in 1997, has 76 thousand square feet of space and is owned by First Niagara. As of December 31, 2004, First Niagara conducted its business through 71 full-service branches, a loan production office, 96 ATMs and several financial services subsidiaries. Of the 71 branches, 15 are located in Erie County, 6 each in Albany and Monroe Counties, 5 each in Cayuga, Greene, Niagara and Oneida Counties, 4 in Rensselaer County, 3 each in Cortland, Ontario and Tompkins Counties, 2 in Orleans and Warren Counties and 1 each in Genesee, Onondaga, Saratoga, Schenectady, Schoharie, Seneca and Washington Counties. Additionally, 35 of the branches are owned and 36 are leased. The loan production office is leased and located in Monroe County. Taking into consideration the acquisition of HRB, including the consolidation of 6 branches into First Niagara's existing branches, First Niagara now conducts its business through 115 branches, 3 loan production offices and 155 ATMs. The additional branches are located in Albany (10), Columbia (7), Dutchess (1), Fulton (2), Montgomery (5), Rensselaer (6), Saratoga (7) and Schenectady (6), of which 20 are owned and 24 are leased.

In addition to its branch network, First Niagara leases 9 offices and owns 10 buildings that it utilizes for its financial services subsidiaries, back office operations, training, tenant rental and storage. The total square footage for these facilities is approximately 237 thousand square feet, which are located in Cayuga, Cortland, Erie, Monroe, Niagara, Onondaga, Ontario, Rensselaer and Seneca Counties. At December 31, 2004, the Company's premises and equipment had a net book value of $61.8 million. See note 5 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not involved in any legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

The common stock of FNFG is traded under the symbol of FNFG on the Nasdaq National Market. At March 9, 2005, FNFG had 117,240,621 shares of common stock outstanding and had approximately 17,891 shareholders of record. During 2004, the high and low sales price of the common stock was $15.78 and $11.49, respectively. FNFG paid dividends of $0.30 per common share during the year ended December 31, 2004. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

The Company does not have any equity compensation plan that was not approved by stockholders, other than its employee stock ownership plan. Set forth below is certain information as of December 31, 2004 regarding equity compensation to directors and employees of the Company that has been approved by stockholders.

                                             Number of securities to be                                 Number of securities
Equity compensation plans approved by         issued upon exercise of          Weighted average        remaining available for
             stockholders                  outstanding options and rights       exercise price         issuance under the plan
---------------------------------------    ------------------------------      ----------------        -----------------------
First Niagara Financial Group, Inc.
  1999 Stock Option Plan...............                2,091,631                    $4.64                        1,425

First Niagara Financial Group, Inc.
  1999 Recognition and Retention Plan..                  345,410(1)             Not Applicable                 177,756

First Niagara Financial Group, Inc.
  2002 Long-term Incentive Stock
  Benefit Plan.........................                1,557,323                    $13.17                     551,172
                                                     -----------                                            ----------

       Total...........................                3,994,364                                               730,353
                                                     ===========                                            ==========

(1)   Represents shares that have been granted but have not yet vested.

FNFG's ability to pay dividends to its stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. As a result of the $100 million dividend in connection with the HRB acquisition, OTS approval is now required prior to First Niagara declaring any dividends. The OTS may disapprove a notice if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe this regulatory requirement will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

The following table discloses information regarding the purchases of FNFG stock made by the Company during the fourth quarter of 2004:

                                                                         Cumulative number of
                                                                         shares purchased as         Maximum number
                                                                           part of publicly          of shares yet
                         Number of shares        Average price per       announced repurchase       to be purchased
      Date                  purchased               share paid                plans (1)             under the plans
------------------     ---------------------    --------------------    -----------------------     -----------------
October                      300,000                  $13.84                  1,565,000               4,742,161

November                     495,000                  $14.23                  1,865,000               4,442,161

December                     318,300                  $14.30                  2,360,000               3,947,161
                          ----------

Fourth quarter 2004        1,113,300                  $14.15                  2,678,300               3,628,861
                          ==========                  ======                 ==========              ==========

(1) In July 2003 the Company announced a program to repurchase up to 2,107,161 shares of its outstanding common stock in order to fund the Company's vested stock options at that time. This program was completed in the fourth quarter of 2004 at an average cost of $13.44. On August 31, 2004, the Company announced that its Board of Directors had approved an additional 4,200,000 share stock repurchase program to supplement that authorization. As of December 31, 2004, the average cost of the 571,139 shares repurchased under the current program was $14.33 per share. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital.

      In addition to the above purchases, during the fourth quarter of 2004, the Company repurchased 9,024 shares from executives of the Company at an average cost of $13.87 per share to satisfy tax withholding requirements on vested restricted shares as allowed under the Company's restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of vesting.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                           At or for the year ended December 31,
                                            ------------------------------------------------------------------
                                               2004           2003         2002          2001          2000
                                            ----------    ----------    ----------    ----------    ----------
                                            (Dollar and share amounts in thousands, except per share amounts)
Selected financial condition data:
 Total assets ..........................    $5,078,374    $3,589,507    $2,934,795    $2,857,946    $2,624,686
 Loans and leases, net .................     3,215,255     2,269,203     1,974,560     1,853,141     1,823,174
 Securities available for sale:
    Mortgage-backed ....................       618,156       499,611       340,319       339,881       302,334
    Other ..............................       551,973       346,272       292,045       354,016       199,500
 Deposits ..............................     3,337,682     2,355,216     2,205,421     1,990,830     1,906,351
 Borrowings ............................       750,686       457,966       397,135       559,040       429,567
 Stockholders' equity ..................    $  928,162    $  728,174    $  283,696    $  260,617    $  244,540
 Common shares outstanding(1) ..........        78,277        66,326        64,681        64,158        63,808

Selected operations data:
 Interest income .......................    $  224,578    $  169,959    $  167,637    $  178,368    $  137,040
 Interest expense ......................        68,476        62,544        76,107        99,352        76,862
                                            ----------    ----------    ----------    ----------    ----------
    Net interest income ................       156,102       107,415        91,530        79,016        60,178
 Provision for credit losses ...........         8,442         7,929         6,824         4,160         2,258
                                            ----------    ----------    ----------    ----------    ----------
    Net interest income after provision
       for credit losses ...............       147,660        99,486        84,706        74,856        57,920
 Noninterest income ....................        51,866        43,379        41,787        34,625        26,835
 Noninterest expense ...................       120,850        88,277        77,331        75,889        54,670
                                            ----------    ----------    ----------    ----------    ----------
    Income from continuing operations
         before income taxes ...........        78,676        54,588        49,162        33,592        30,085
 Income taxes from continuing operations        26,859        18,646        18,752        12,427        10,668
                                            ----------    ----------    ----------    ----------    ----------
    Income from continuing operations ..        51,817        35,942        30,410        21,165        19,417
  Income from discontinued
      operations, net of tax(2) ........            --           164           385            55           102
                                            ----------    ----------    ----------    ----------    ----------
     Net income ........................    $   51,817    $   36,106    $   30,795    $   21,220    $   19,519
                                            ==========    ==========    ==========    ==========    ==========
     Adjusted net income(3) ............    $   51,817    $   36,106    $   30,795    $   25,962    $   21,633
                                            ==========    ==========    ==========    ==========    ==========

Stock and related per share data(1):
  Earnings per common share:
    Basic ..............................    $     0.66    $     0.55    $     0.48    $     0.33    $     0.30
    Diluted ............................          0.65          0.53          0.47          0.33          0.30
  Adjusted earnings per common share(3):
    Basic ..............................          0.66          0.55          0.48          0.41          0.34
    Diluted ............................          0.65          0.53          0.47          0.40          0.34
  Cash dividends .......................          0.30          0.22          0.17          0.14          0.11
  Book value ...........................         11.86         10.98          4.39          4.06          3.83
  Market Price (NASDAQ: FNFG):
    High ...............................         15.78         16.55         12.41          6.92          4.28
    Low ................................         11.49         10.11          6.07          4.16          3.19
    Close ..............................    $    13.95    $    14.97    $    10.10    $     6.51    $     4.18

                                                                              At or for the year ended December 31,
                                                               ------------------------------------------------------------------
                                                                   2004          2003          2002          2001          2000
                                                               ----------    ----------    ----------    ----------    ----------
                                                                                      (Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(4):
 Return on average assets ..................................         1.05%         1.02%         1.08%         0.79%         0.98%
 Adjusted return on average assets(3) ......................         1.05          1.02          1.08          0.97          1.09
 Return on average equity ..................................         5.59          5.19         11.22          8.30          8.38
 Adjusted return on average equity(3) ......................         5.59          5.19         11.22         10.16          9.29
 Return on average tangible equity(5) ......................         8.75          6.15         15.90         12.34         10.12
 Adjusted return on average tangible equity(3)(5) ..........         8.75          6.15         15.90         15.09         11.22
 Net interest rate spread ..................................         3.32          2.89          3.30          2.99          2.82
 Net interest margin .......................................         3.60          3.33          3.52          3.25          3.26
 As a percentage of average assets:
    Noninterest income .....................................         1.05          1.23          1.46          1.29          1.35
    Noninterest expense(3) .................................         2.44          2.50          2.71          2.66          2.65
                                                               ----------    ----------    ----------    ----------    ----------
      Net overhead .........................................         1.39          1.27          1.25          1.37          1.30
 Efficiency ratio(3) .......................................        58.11         58.54         58.01         62.74         60.57
 Dividend payout ratio .....................................        45.45%        40.00%        35.42%        41.86%        35.44%

Capital Ratios(6):
 Total risk-based capital ..................................        17.65%        19.04%        11.34%        11.36%        11.13%
 Tier 1 risk-based capital .................................        16.40         17.94         10.27         10.27          9.96
 Tier 1 (core) capital .....................................        11.40         11.92          6.54          6.71          6.78
 Tangible capital ..........................................        11.40         11.87          6.54           N/A           N/A
 Ratio of stockholders' equity to total assets .............        18.28%        20.29%         9.67%         9.12%         9.32%

Asset quality ratios:
 Total non-accruing loans ..................................   $   12,028    $   12,305    $    7,478    $   11,480    $    6,483
 Other non-performing assets ...............................          740           543         1,423           665           757
 Allowance for credit losses ...............................       41,422        25,420        20,873        18,727        17,746
 Net loan charge-offs ......................................   $    7,090    $    5,383    $    4,678    $    3,179    $      735
 Total non-accruing loans to total loans ...................         0.37%         0.54%         0.37%         0.61%         0.35%
 Total non-performing assets as a percentage of total assets         0.25          0.36          0.30          0.42          0.28
 Allowance for credit losses to non-accruing loans .........       344.38        206.58        279.13        163.13        273.73
 Allowance for credit losses to total loans ................         1.27          1.11          1.05          1.00          0.96
 Net charge-offs to average loans ..........................         0.23%         0.24%         0.24%         0.17%         0.06%

Other data:
 Number of branches ........................................           71            47            38            37            36
 Full time equivalent employees ............................        1,200           944           945           919           930

                                                          2004                                        2003
                                       -----------------------------------------   ------------------------------------------
                                         Fourth     Third     Second      First     Fourth       Third     Second      First
                                        quarter    quarter    quarter    quarter    quarter     quarter    quarter    quarter
                                       --------   --------   --------   --------   --------    --------   --------   --------
Selected Quarterly Data:                                       (In thousands except per share amounts)
Interest income ....................   $ 58,954   $ 56,818   $ 55,750   $ 53,056   $ 42,450    $ 41,984   $ 42,602   $ 42,923
Interest expense ...................     18,028     17,180     16,815     16,453     14,197      14,836     15,976     17,535
                                       --------   --------   --------   --------   --------    --------   --------   --------
     Net interest income ...........     40,926     39,638     38,935     36,603     28,253      27,148     26,626     25,388
Provision for credit losses ........      1,846      1,742      3,104      1,750      2,007       1,757      2,208      1,957
                                       --------   --------   --------   --------   --------    --------   --------   --------
     Net interest income after
         provision for credit losses     39,080     37,896     35,831     34,853     26,246      25,391     24,418     23,431
Noninterest income .................     13,521     13,107     13,387     11,851     11,153      11,375     10,804     10,047
Noninterest expense.................     30,826     29,196     28,685     27,538     22,360      22,022     20,782     21,729
Amortization of intangibles ........      1,218      1,182      1,164      1,041        378         398        290        318
                                       --------   --------   --------   --------   --------    --------   --------   --------
   Income from continuing
     operations before income taxes      20,557     20,625     19,369     18,125     14,661      14,346     14,150     11,431
Income taxes from continuing
    operations .....................      6,998      7,295      6,356      6,210      4,551       5,042      5,073      3,980
                                       --------   --------   --------   --------   --------    --------   --------   --------
Income from continuing operations ..     13,559     13,330     13,013     11,915     10,110       9,304      9,077      7,451
Income (loss) from discontinued
    operations, net of tax(2) ......         --         --         --         --        (22)         --         23        163
                                       --------   --------   --------   --------   --------    --------   --------   --------
         Net income ................   $ 13,559   $ 13,330   $ 13,013   $ 11,915   $ 10,088    $  9,304   $  9,100   $  7,614
                                       ========   ========   ========   ========   ========    ========   ========   ========

Earnings per share:
     Basic .........................   $   0.17   $   0.17   $   0.16   $   0.15   $   0.15    $   0.14   $   0.14   $   0.12
     Diluted .......................       0.17       0.17       0.16       0.15       0.15        0.14       0.13       0.11

Market price (NASDAQ:FNFG):
     High ..........................      14.85      14.00      14.13      15.78      15.64       16.55      14.20      11.92
     Low ...........................      13.18      11.84      11.49      13.32      13.85       13.70      11.40      10.11
     Close .........................      13.95      13.38      12.00      13.64      14.97       15.09      13.92      11.75

Cash Dividends .....................   $   0.08   $   0.08   $   0.07   $   0.07   $   0.06    $   0.06   $   0.05   $   0.05

----------
(1) All per share data and references to the number of shares outstanding for purposes of calculating per share amounts prior to January 17, 2003 are adjusted to give recognition to the 2.58681 exchange ratio applied in the Conversion.
(2) Effective February 18, 2003, First Niagara sold NOVA Healthcare Administrators, Inc. its wholly- owned third-party benefit plan administrator subsidiary. For the periods presented, the Company has reported the results of operations from NOVA as "Discontinued Operations." First quarter 2003 amounts include the net gain realized on the sale of $208 thousand.
(3) With the adoption of SFAS No. 142 "Goodwill and Other Intangibles" on January 1, 2002, the Company is no longer required to amortize goodwill. Goodwill amortization of $4.7 million and $2.1 million has been excluded from 2001 and 2000 adjusted net income, respectively, for consistency purposes. The 2001 and 2000 efficiency ratio and noninterest expense as a percentage of average assets ratio, excludes $4.6 million and $2.0 million of goodwill amortization from continuing operations, respectively. Without excluding these amounts the 2001 and 2000 efficiency ratio and noninterest expense as a percentage of average assets ratio would have been 66.78% and 62.83%, respectively, and 2.83% and 2.74%, respectively.
(4)   Computed using daily averages.
(5) Excludes average goodwill and other intangibles of $335.8 million, $109.2 million, $80.9 million, $83.6 million and $40.1 million for 2004, 2003, 2002, 2001 and 2000, respectively.
(6) Effective November 8, 2002, First Niagara converted to a federal charter subject to OTS capital requirements. These capital requirements apply only to First Niagara and do not consider additional capital retained by FNFG. Prior to converting to federal charters, FNFG and First Niagara were required to maintain minimum capital ratios calculated in a similar manner to, but not entirely the same as, the framework of the OTS. Amounts prior to 2002 have not been recomputed to reflect OTS requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The following is an analysis of the financial condition and results of operations of the Company. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II,
Item 8, "Financial Statements and Supplementary Data" and the description of the Company's business filed here within Part I, Item I, "Business."

OVERVIEW

First Niagara Financial Group, Inc. ("FNFG") holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. FNFG and First Niagara are hereinafter referred to collectively as "the Company." The Company is positioned as one of the leading community banks in Upstate New York, providing its customers with consumer and commercial banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, and consumer and commercial deposit products. Additionally, the Company offers risk management and wealth management services. With the acquisition of Hudson River Bancorp, Inc. ("HRB"), effective January 14, 2005, the Company now has nearly $8.0 billion of assets and $5.1 billion of deposits and provides customer services through 115 branches across Upstate New York.

FNFG was organized in April 1998 in connection with the conversion of First Niagara from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company. As part of that reorganization, FNFG issued a majority of its shares of common stock to First Niagara Financial Group, Inc. MHC (the "MHC") which raised $132.4 million of net offering proceeds from the sale of common stock to eligible depositors. In November 2002, FNFG converted First Niagara and the MHC to a federal charter subject to Office of Thrift Supervision ("OTS") regulation. On January 17, 2003, the MHC converted to stock form (the "Conversion"), with the shares of FNFG common stock owned by the MHC being sold to depositors and other investors (the "Offering"). The Conversion and Offering resulted in the issuance of 67.4 million shares of common stock and raised an additional $390.9 million of net proceeds. Since 1998, the Company has deployed the proceeds from these stock offerings through its "Buy and Build" strategy, which has resulted in a combination of strategic acquisitions and de novo expansion in target market areas. This strategy coupled with the Company's organic growth initiatives, which include an emphasis on expanding commercial operations and financial services businesses, have resulted in a successful transition from a Western New York traditional thrift to an Upstate New York community banking financial services company.

Simultaneously with the Conversion and Offering, the Company acquired Finger Lakes Bancorp, Inc. ("FLBC") the holding company of the Savings Bank of the Finger Lakes, headquartered in Geneva, New York. FLBC operated seven branch locations and added $411.0 million of assets and $259.5 million of deposits. This acquisition increased the Company's presence in Cayuga and Tompkins Counties and bridged the Company's Western and Central New York markets. The acquisition resulted in the issuance of 3.4 million shares of FNFG stock and cash payments totaling $33.8 million. The transaction was accounted for under the purchase method of accounting and resulted in the recording of $28.7 million of goodwill and $2.6 million of core deposit intangibles.

On January 16, 2004, FNFG acquired Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank and The Troy Commercial Bank. TFC operated twenty-one branch locations in the Capital Region of New York State and added $1.4 billion of assets and $923.7 million of deposits. The acquisition resulted in the issuance of 13.3 million shares of FNFG stock and cash payments totaling $155.3 million. The transaction was accounted for under the purchase method of accounting and resulted in the recording of $217.4 million of goodwill and $17.2 million of core deposit intangibles. This acquisition expanded the Company's market reach into the higher growth Capital Region in Eastern New York State and furthered its strategic initiatives of increasing commercial relationships and core deposits.

On January 14, 2005, FNFG acquired HRB, the holding company of Hudson River Bank & Trust Company, with total assets of approximately $2.5 billion and fifty branch locations. Following completion of the acquisition, HRB locations were merged into First Niagara's branch network. The acquisition resulted in the issuance of 35.7 million shares of FNFG stock and cash payments totaling $126.8 million. The results of operations of HRB will be included in the 2005 consolidated statement of income from the date of acquisition. As a result, the Company now has a leading market share in the Capital region of New York State.

Financial Overview

Total assets increased to $5.1 billion at December 31, 2004 from $3.6 billion at December 31, 2003, while deposits increased to $3.3 billion from $2.4 billion during the same period. The acquisition of TFC added $760.0 million of loans, 64% of which were commercial real estate and business loans, and $923.7 million of deposits, 75% of which were core accounts. While the impact of the TFC acquisition was significant, balance sheet growth also includes a $253.2 million, or 18%, organic increase in commercial real estate and business loans. In addition, core deposits increased 11% during the year. Total deposits increased modestly from December 31, 2003 as the core growth was offset by the maturities of higher rate certificates of deposit. During the year, the Company also continued its branch expansion strategy, which contributed to the increase in core deposits and expanded the Company's presence in the target market areas of Buffalo and Rochester.

Net income for the year ended December 31, 2004 increased 44% to $51.8 million, or $0.65 per diluted share from $36.1 million, or $0.53 per diluted share for 2003. These results reflect the benefits of the acquisition of TFC, as well as increased commercial real estate and business lending activity and core deposit growth and contributed to a $48.7 million or 45% increase in net interest income and a 27 basis point improvement in the net interest margin. In addition to the acquisition of TFC, increases in both noninterest income and expense reflect the impact of continued expansion of existing operations and financial services businesses, including the addition of three new branches, the development and initial implementation of the Company's strategic plan, the acquisition of a leasing company in September 2004 and the full year benefit from the acquisition of two insurance agencies in July 2003. The updated strategic plan focuses the Company, more than ever, on becoming a trusted financial advisor to its customers by deepening relationships and providing superior customer service and is expected to drive improved performance and profitability in the future.

Net income for the year ended December 31, 2003 increased 17% from $30.8 million, or $0.47 per diluted share in 2002. During 2003, the Company benefited from the investment of funds raised in the Offering, the acquisition of FLBC in January and two insurance agencies in July, as well as increased commercial real estate and business lending activity. These benefits were partially mitigated by the impact of the low interest rate environment on investment and loan portfolio yields, including $8.2 million of mortgage-backed security ("MBS") purchased premium amortization. In addition, costs incurred in connection with the acquisition of FLBC and TFC and the unexpected passing of the Company's CEO impacted earnings during 2003.

CRITICAL ACCOUNTING ESTIMATES

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results of operations, and that require management's most difficult, subjective and complex judgements. Accordingly, the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as the judgments made regarding the allowance and goodwill impairment could have a material effect on the results of operations of the Company.

A detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I, Item 1, "Business."

Although goodwill is not subject to amortization, the carrying value must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to the carrying amount of its net assets, including goodwill. Reporting units were identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of reporting units could cause changes to these variables, which could result in impairment being identified.

The Company has established November 1st as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. At November 1, 2004, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated:

                                                               At December 31,
                                  ---------------------------------------------------------------------------
                                            2004                      2003                    2002
                                  ---------------------    ---------------------    ----------------------
                                     Amount      Percent       Amount     Percent      Amount      Percent
                                  -----------    -------   -----------    -------   -----------    -------
                                                           (Dollars in thousands)
Commercial:
   Real estate ................   $ 1,081,709     33.31%   $   653,976     28.60%   $   473,493     23.80%
   Construction ...............       187,149      5.76         86,154      3.77        101,633      5.11
   Business ...................       424,878     13.08        215,000      9.41        178,555      8.98
                                  -----------    ------    -----------    ------    -----------    ------

     Total commercial loans ...     1,693,736     52.15        955,130     41.78        753,681     37.89
                                  -----------    ------    -----------    ------    -----------    ------

Residential real estate .......     1,132,471     34.87        948,877     41.51        929,524     46.72
                                  -----------    ------    -----------    ------    -----------    ------

Consumer:
   Home equity ................       247,190      7.61        179,282      7.85        136,986      6.89
   Other ......................       174,309      5.37        202,630      8.86        169,155      8.50
                                  -----------    ------    -----------    ------    -----------    ------

       Total consumer .........       421,499     12.98        381,912     16.71        306,141     15.39
                                  -----------    ------    -----------    ------    -----------    ------

   Total loans ................     3,247,706    100.00%     2,285,919    100.00%     1,989,346    100.00%
                                  -----------    ======    -----------    ======    -----------    ======
Net deferred costs and unearned
   discounts ..................         8,971                    8,704                    6,087
Allowance for credit losses ...       (41,422)                 (25,420)                 (20,873)
                                  -----------              -----------              -----------

   Total loans, net ...........   $ 3,215,255              $ 2,269,203              $ 1,974,560
                                  ===========              ===========              ===========

                                                  At December 31,
                                  ----------------------------------------------
                                            2001                     2000
                                  ---------------------    ---------------------
                                     Amount      Percent      Amount      Percent
                                  -----------    -------   -----------    -------
                                                (Dollars in thousands)
Commercial:
   Real estate ................   $   392,896     21.06%   $   329,427     17.96%
   Construction ...............        56,394      3.02         29,195      1.59
   Business ...................       135,621      7.27         93,730      5.11
                                  -----------    ------    -----------    ------

     Total commercial loans ...       584,911     31.35        452,352     24.66
                                  -----------    ------    -----------    ------

Residential real estate .......       983,947     52.75      1,089,773     59.40
                                  -----------    ------    -----------    ------

Consumer:
   Home equity ................       114,443      6.14        104,254      5.68
   Other ......................       182,126      9.76        188,129     10.26
                                  -----------    ------    -----------    ------

       Total consumer .........       296,569     15.90        292,383     15.94
                                  -----------    ------    -----------    ------

   Total loans ................     1,865,427    100.00%     1,834,508    100.00%
                                  -----------    ======    -----------    ======
Net deferred costs and unearned
   discounts ..................         6,441                    6,412
Allowance for credit losses ...       (18,727)                 (17,746)
                                  -----------              -----------

   Total loans, net ...........   $ 1,853,141              $ 1,823,174
                                  ===========              ===========

Total loans outstanding increased $961.8 million from December 31, 2003 to December 31, 2004, including $760.0 million attributable to the acquisition of TFC. The TFC portfolio included $306.8 million of commercial mortgages, $178.6 million of commercial business loans, $226.1 million of residential mortgages, $40.2 million of home equity loans and $8.3 million of other consumer loans. In 2004, the Company continued to strategically shift its portfolio emphasis from residential mortgage loans to commercial real estate and business loans by continuing to focus on expanding commercial relationships, hiring additional seasoned commercial loan officers, and limiting the amount of long-term fixed-rate residential real estate loans held in portfolio. Excluding the loans acquired with TFC, commercial real estate loans increased $221.9 million, or 21%, in 2004, while commercial business loans increased $31.3 million, or 8%, during the same period. Combined, these portfolios grew at a rate of 18% during the year, which exceeded the Company's 15% target. At December 31, 2004, commercial loans comprised 52% of the loan portfolio versus 42% as of December 31, 2003.

Another 2004 highlight was the 13% organic growth in the home equity portfolio, which was a direct result of the Company's increased emphasis on this relationship building product. The residential mortgage portfolio declined 4% due to refinance related prepayments. As a result of the de-emphasis on indirect lending, including the Company's strategic decision to exit the third-party indirect auto business as these products were not consistent with the Company's focus on building relationships, other consumer loan balances declined 14% during the year.

Allowance for Credit Losses. The allowance for credit losses increased to $41.4 million at December 31, 2004 from $25.4 million at December 31, 2003 which primarily relates to the $14.7 million of allowance obtained from TFC. The $6.0 million increase in the unallocated portion of the allowance for credit losses during 2004 also reflects the acquisition of TFC, as well as the continuing weak economy in Upstate New York and the significant growth in larger balance, higher risk commercial real estate and business loans over the last several years, including growth in new markets, which are still relatively unseasoned. The allowance for credit losses represented 1.27% of total loans and 344% of non-accruing loans at December 31, 2004, compared to 1.11% and 207% at December 31, 2003, respectively.

While management uses available information to recognize losses on loans, future credit loss provisions may be necessary based on numerous factors, including changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for credit losses will not be required.

The following table sets forth the allocation of the allowance for credit losses by loan category as of the dates indicated:

                                                                             At December 31,
                                         ----------------------------------------------------------------------------------------
                                                  2004                              2003                           2002
                                         ------------------------         ------------------------       ------------------------
                                                         Percent                         Percent                         Percent
                                                        of loans                         of loans                       of loans
                                          Amount of      in each           Amount of     in each         Amount of       in each
                                          allowance     category           allowance     category        allowance      category
                                         for credit     to total          for credit     to total        for credit     to total
                                           losses         loans             losses        loans            losses         loans
                                         ----------     ---------         ----------    ----------       ----------    ----------
                                                                           (Dollars in thousands)
Commercial real estate..............      $  12,117            39 %        $   7,137            32 %      $   4,917            29 %
Commercial business.................         12,619            13              7,665             9            7,329             9
Residential real estate.............          2,196            35              1,763            42            1,828            47
Home equity.........................            703             8                509             8              524             7
Other consumer......................          3,254             5              3,781             9            3,811             8
Unallocated.........................         10,533            --              4,565            --            2,464            --
                                          ---------     ---------          ---------    ----------        ---------    ----------
   Total............................      $  41,422           100 %        $  25,420           100 %      $  20,873           100 %
                                          =========     =========          =========    ==========        =========    ==========

                                                             At December 31,
                                         ---------------------------------------------------------
                                                 2001                              2000
                                         ------------------------         ------------------------
                                                         Percent                          Percent
                                                        of loans                         of loans
                                          Amount of      in each           Amount of      in each
                                          allowance     category           allowance     category
                                         for credit     to total          for credit     to total
                                           losses         loans             losses         loans
                                         ----------     ---------         ----------    ----------
                                                           (Dollars in thousands)
Commercial real estate..............      $   4,824            24 %        $   4,027            20 %
Commercial business.................          4,883             7              4,307             5
Residential real estate.............          1,996            53              3,248            59
Home equity.........................            614             6                885             6
Other consumer......................          3,379            10              3,014            10
Unallocated.........................          3,031            --              2,265            --
                                          ---------     ---------          ---------    ----------
   Total............................      $  18,727           100 %        $  17,746           100 %
                                          =========     =========          =========    ==========

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets as of the dates indicated:

                                                             At December 31,
                                         -------------------------------------------------------
                                           2004        2003        2002        2001        2000
                                         -------     -------     -------     -------     -------
                                                          (Dollars in thousands)
Non-accruing loans (1):
   Commercial:
      Real estate ...................    $ 3,416     $ 3,878     $ 1,225     $ 2,402     $   926
      Business ......................      3,016       3,583       1,198       3,244         858
   Residential real estate ..........      4,276       3,905       4,071       4,833       3,543
   Consumer:
      Home equity ...................        519         401         332         491         641
      Other .........................        801         538         652         510         515
                                         -------     -------     -------     -------     -------
      Total non-accruing loans ......     12,028      12,305       7,478      11,480       6,483
Real estate owned ...................        740         543       1,423         665         757
                                         -------     -------     -------     -------     -------

      Total non-performing assets (2)    $12,768     $12,848     $ 8,901     $12,145     $ 7,240
                                         =======     =======     =======     =======     =======

Total non-performing assets as a
   percentage of total assets .......       0.25%       0.36%       0.30%       0.42%       0.28%
                                         =======     =======     =======     =======     =======

Total non-accruing loans as a
   percentage of total loans ........       0.37%       0.54%       0.37%       0.61%       0.35%
                                         =======     =======     =======     =======     =======

(1) Loans generally are placed on non-accrual status when they become 90 days past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Non-accruing loans does not include loans that were 90 days or more past due but still accruing interest of $510 thousand and $221 thousand at December 31, 2001 and 2000, respectively. There were no such loans at December 31, 2004, 2003 or 2002.
(2) Non-performing assets does not include $2.7 million and $259 thousand of performing renegotiated loans that are accruing interest at December 31, 2004 and 2003 respectively. There were no such loans at December 31, 2002, 2001 or 2000.

Non-performing assets represented 0.25% of total assets at December 31, 2004 compared to 0.36% at December 31, 2003. This improvement reflects the Company's continuing emphasis on credit quality while growing its loan portfolio, as well as its ongoing efforts to actively work with customers with substandard credits. These efforts led to a $1.0 million decline in non-accruing commercial real estate and business loans during 2004.

Investing Activities

Securities Portfolio. At December 31, 2004, all of the Company's investment securities were classified as available for sale. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated:

                                                                                 At December 31,
                                              -------------------------------------------------------------------------------------
                                                         2004                          2003                          2002
                                              -------------------------     -------------------------     -------------------------
                                               Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                  cost          value           cost          value          cost           value
                                              ----------     ----------     ----------     ----------     ----------     ----------
Investment securities:                                                       (Dollars in thousands)
Debt securities:
     States and political subdivisions ..     $  277,599     $  277,573     $   36,766     $   38,189     $   32,957     $   34,566
     U.S. Government Agencies ...........        249,045        246,483        287,604        287,058        229,582        230,583
     Corporate ..........................         21,424         21,420         13,708         13,610         14,665         14,563
                                              ----------     ----------     ----------     ----------     ----------     ----------

         Total debt securities ..........        548,068        545,476        338,078        338,857        277,204        279,712

Other ...................................          6,358          6,497          7,372          7,415         12,406         12,333
                                              ----------     ----------     ----------     ----------     ----------     ----------

             Total investment securities      $  554,426     $  551,973     $  345,450     $  346,272     $  289,610     $  292,045
                                              ==========     ==========     ==========     ==========     ==========     ==========

Average remaining life of investment
   securities(1).........................     1.54 years                    2.53 years                    2.31 years
                                              ==========                    ==========                    ==========

Mortgage-backed securities:
     FNMA ...............................     $  190,406     $  188,224     $  207,480     $  206,798     $   12,619     $   13,790
     FHLMC ..............................        135,971        134,093        121,639        121,219         51,024         52,960
     GNMA ...............................          5,951          6,187          9,959         10,304          9,910         10,569
     CMO's ..............................        291,871        289,652        161,922        161,290        262,161        263,000
                                              ----------     ----------     ----------     ----------     ----------     ----------

        Total mortgage-backed securities      $  624,199     $  618,156     $  501,000     $  499,611     $  335,714     $  340,319
                                              ==========     ==========     ==========     ==========     ==========     ==========

Average remaining life of mortgage-
   backed securities(1)..................     3.59 years                    3.65 years                    1.64 years
                                              ==========                    ==========                    ==========

Total securities available for sale .....     $1,178,625     $1,170,129     $  846,450     $  845,883     $  625,324     $  632,364
                                              ==========     ==========     ==========     ==========     ==========     ==========

Average remaining life of investment
   securities available for sale(1)......     2.63 years                    3.20 years                    1.94 years
                                              ==========                    ==========                    ==========

(1) Average remaining life does not include other investment securities and is computed utilizing estimated maturities and prepayment assumptions.

The $324.2 million increase in the investment securities portfolio in 2004 included $251.0 million of securities acquired with TFC, including $210.8 million of tax advantaged municipal debt securities. Securities available for sale otherwise increased $73.2 million, as the remaining proceeds from the Company's second-step stock offering were further deployed from short-term investments to higher yielding MBS's and agency bonds with a weighted average life of 2 to 4 years. The Company has positioned its investment portfolio to optimize earnings while limiting earnings volatility due to interest rate fluctuations and providing cash flow to fund loan growth and on-going operations.

Funding Activities

Deposits. The $982.5 million increase in deposits from December 31, 2003 resulted primarily from the acquisition of TFC, which added $923.7 million of accounts, including $273.6 million of savings, $331.0 million of interest bearing checking, $232.3 million of certificates and $86.8 million of noninterest bearing accounts. However, in 2004 the Company further focused its marketing and sales efforts on increasing core deposits through the continued development of customer relationships, as well as the on-going execution of its branch expansion strategy. As a result, core deposits organically increased $233.6 million, or 11%, in 2004. Also contributing to total deposit growth during the year was the opening of two de novo branches, which added $25.5 million of deposits and the purchase of a Monroe County branch which added $11.2 million of deposits. The impact of this growth on total deposits is not evident given that certificates of deposits from core operations decreased $186.0 million as the Company opted to fund higher-rate account run-off with lower cost wholesale borrowings. The Company continues to prioritize deposit gathering and retention given the low growth and competitiveness of its markets and the importance of low cost funds to the continued net interest margin expansion.

Set forth below is selected information concerning the composition of the Company's deposits:

                                                                            At December 31,
                                   -------------------------------------------------------------------------------------------------
                                                  2004                             2003                            2002
                                   -------------------------------  -------------------------------  -------------------------------
                                                          Weighted                         Weighted                         Weighted
                                                          average                          average                          average
                                     Amount     Percent     rate      Amount     Percent     rate      Amount     Percent     rate
                                   ----------   -------   --------  ----------   -------   --------  ----------   -------   --------
                                                                         (Dollars in thousands)
Core deposits:
   Savings ...................     $1,086,769    32.56%     1.02%   $  654,320    27.78%     0.78%   $  708,846    32.14%     1.48%
   Interest-bearing checking .        912,598    27.34      1.06       538,967    22.88      0.80       483,169    21.91      1.21
   Noninterest-bearing .......        291,491     8.74        --       170,384     7.24        --       134,160     6.08        --
                                   ----------   ------              ----------   ------              ----------   ------

       Total core deposits ...      2,290,858    68.64      0.91     1,363,671    57.90      0.69     1,326,175    60.13      1.23

Certificates .................      1,046,824    31.36      2.37       991,545    42.10      2.58       879,246    39.87      3.71
                                   ----------   ------              ----------   ------              ----------   ------

      Total deposits .........     $3,337,682   100.00%     1.37%   $2,355,216   100.00%     1.49%   $2,205,421   100.00%     2.04%
                                   ==========   ======              ==========   ======              ==========   ======

Borrowings. The following table sets forth certain information as to the Company's borrowings for the years indicated:

                                               At or for the year ended December 31,
                                               -------------------------------------
                                                 2004          2003           2002
                                               --------      --------      --------
                                                      (Dollars in thousands)
Period end balance:
FHLB advances ............................     $336,671      $214,501      $236,003
Repurchase agreements ....................      400,930       243,465       155,132
Other borrowings .........................       13,085            --         6,000
                                               --------      --------      --------
     Total borrowings ....................     $750,686      $457,966      $397,135
                                               ========      ========      ========

Maximum balance:
FHLB advances ............................     $367,300      $256,820      $315,416
Repurchase agreements ....................      400,930       243,465       235,124
Other borrowings .........................       13,453         6,000         8,500

Average balance:
FHLB advances ............................     $321,398      $231,729      $249,974
Repurchase agreements ....................      343,813       199,248       157,890
Other borrowings .........................       12,573           322         6,201

Period end weighted average interest rate:
FHLB advances ............................         4.31%         5.37%         5.52%
Repurchase agreements ....................         3.83          4.58          5.09
Other borrowings .........................         5.34            --          2.19

Excluding the $124.7 million of funds assumed in the TFC acquisition, the additional $168.0 million of borrowings in 2004 was primarily short-term instruments that were used to support commercial lending growth and replace maturities of higher-rate certificates of deposit.

Equity Activities

Stockholders' equity increased to $928.2 million at December 31, 2004 compared to $728.2 million at December 31, 2003. The TFC acquisition included the issuance of 13.3 million shares of common stock with an aggregate value of $201.3 million. During 2004, common stock dividends declared of $0.30 per share totaled $23.9 million, which represents a 36% increase over the prior year $0.22 per share and equated to a 45% payout ratio.

In 2004, the Company completed its 2.1 million share repurchase program announced in the third quarter of 2003 and made additional buybacks under a 4.2 million share repurchase program announced in August 2004. In total, the Company repurchased 2.6 million of its shares during 2004 at an average cost of $13.59 per share. The extent to which shares are repurchased in the future will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31,
2003

Net Interest Income

Average Balance Sheet. The following table sets forth certain information relating to the consolidated statements of condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. All average balances are average daily balances:

                                                                        For the year ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                                  2004                                        2003
                                             ------------------------------------------   ------------------------------------------
                                               Average                                      Average
                                             outstanding   Interest earned/               outstanding   Interest earned/
                                               balance           paid        Yield/rate     balance           paid        Yield/rate
                                             -----------   ----------------  ----------   -----------   ----------------  ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Mortgage-backed securities(1) ...........  $   613,888      $    22,598         3.68%   $   425,253      $    10,397         2.44%
  Other investment securities(1) ..........      563,315           11,023         1.96        312,450            6,939         2.22
  Loans(2) ................................    3,094,203          190,100         6.14      2,245,055          148,995         6.64
  Money market and other investments ......       61,259              857         1.39        243,450            3,628         1.49
                                             -----------      -----------     --------    -----------      -----------     --------
    Total interest-earning assets .........    4,332,665      $   224,578         5.18%     3,226,208      $   169,959         5.27%
                                             -----------      -----------     --------    -----------      -----------     --------

Allowance for credit losses ...............      (40,228)                                     (24,328)

Noninterest-earning assets(3)(4) ..........      657,280                                      329,817
                                             -----------                                  -----------
    Total assets ..........................  $ 4,949,717                                  $ 3,531,697
                                             ===========                                  ===========

Interest-bearing liabilities:
  Savings deposits ........................  $ 1,033,983      $     9,768         0.94%   $   670,785      $     6,809         1.01%
  Interest-bearing checking accounts ......      889,372            8,258         0.93        525,346            4,767         0.91
  Certificates of deposit .................    1,081,034           23,924         2.21        998,428           29,232         2.93
  Borrowed funds ..........................      677,784           26,526         3.91        431,299           21,736         5.04
                                             -----------      -----------     --------    -----------      -----------     --------
    Total interest-bearing liabilities ....    3,682,173      $    68,476         1.86%     2,625,858      $    62,544         2.38%
                                             -----------      -----------     --------    -----------      -----------     --------
Noninterest-bearing deposits ..............      275,227                                      155,546
Other noninterest-bearing liabilities .....       64,560                                       54,379
                                             -----------                                  -----------
    Total liabilities .....................    4,021,960                                    2,835,783
Stockholders' equity(3) ...................      927,757                                      695,914
                                             -----------                                  -----------
    Total liabilities and
       stockholders' equity ...............  $ 4,949,717                                  $ 3,531,697
                                             ===========                                  ===========
Net interest income .......................                   $   156,102                                  $   107,415
                                                              ===========                                  ===========
Net interest rate spread ..................                                       3.32%                                        2.89%
                                                                              ========                                     ========
Net earning assets ........................  $   650,492                                  $   600,350
                                             ===========                                  ===========
Net interest margin .......................                          3.60%                                        3.33%
                                                              ===========                                  ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities       117.67%                                      122.86%
                                             ===========                                  ===========

                                                    For the year ended December 31,
                                             ------------------------------------------
                                                                2002
                                             ------------------------------------------
                                               Average
                                             outstanding   Interest earned/
                                               balance           paid        Yield/rate
                                             -----------   ----------------  ----------
                                                        (Dollars in thousands)
Interest-earning assets:
  Mortgage-backed securities(1) ...........  $   320,569      $    16,100         5.02%
  Other investment securities(1) ..........      192,992            7,496         3.88
  Loans(2) ................................    1,920,101          140,459         7.32
  Money market and other investments ......      163,480            3,582         2.19
                                             -----------      -----------     --------
    Total interest-earning assets .........    2,597,142      $   167,637         6.45%
                                             -----------      -----------     --------

Allowance for credit losses ...............      (19,815)

Noninterest-earning assets(3)(4) ..........      275,472
                                             -----------
    Total assets ..........................  $ 2,852,799
                                             ===========

Interest-bearing liabilities:
  Savings deposits ........................  $   590,965      $    12,750         2.16%
  Interest-bearing checking accounts ......      524,884            8,087         1.55
  Certificates of deposit .................      883,867           32,774         3.71
  Borrowed funds ..........................      414,065           22,496         5.43
                                             -----------      -----------     --------
    Total interest-bearing liabilities ....    2,413,781      $    76,107         3.15%
                                             -----------      -----------     --------
Noninterest-bearing deposits ..............      115,977
Other noninterest-bearing liabilities .....       48,508
                                             -----------
    Total liabilities .....................    2,578,266
Stockholders' equity(3) ...................      274,533
                                             -----------
    Total liabilities and
       stockholders' equity ...............  $ 2,852,799
                                             ===========
Net interest income .......................                   $    91,530
                                                              ===========
Net interest rate spread ..................                                       3.30%
                                                                              ========
Net earning assets ........................  $   183,361
                                             ===========
Net interest margin .......................                          3.52%
                                                              ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities       107.60%
                                             ===========

(1) Amounts shown are at amortized cost. Interest earned amounts have not been adjusted for tax benefits on municipal investment securities.
(2)   Net of deferred costs, unearned discounts and non-accruing loans.
(3)   Includes unrealized gains/losses on securities available for sale.
(4) Includes non-accruing loans and the cash surrender value of bank-owned life insurance, earnings from which are reflected in other noninterest income.

Net interest income increased to $156.1 million and the net interest margin improved to 3.60% from 3.33% when comparing 2004 to 2003. Contributing to these increases was a 43 basis point improvement in the net interest rate spread due to the Company's active asset and liability management initiatives and lower MBS premium amortization. Additionally, net interest income benefited from a $50.1 million increase in average net earning assets from 2003 to 2004 primarily due to a $32.9 million organic increase in average noninterest-bearing deposits and the acquisition of TFC.

The 32% increase in interest income in 2004 compared to 2003 reflects the impact of a $1.1 billion increase in average interest earning assets due primarily to the acquisition of TFC, and increased commercial real estate and business loans. The benefits of those increases were partially offset by a 9 basis point decrease in the yield on those assets when compared to 2003, which was attributable to the generally lower interest rate environment. This was partially mitigated by the shift in the Company's loan portfolio mix to higher yielding commercial real estate and business loans, as well as the rise in short-term rates during the second half of the year which caused the yield on the Company's variable-rate assets and short-term investment securities portfolio to increase. Additionally, the Company's yield on interest earning assets benefited from lower MBS premium amortization, which amounted to $1.8 million for 2004 compared to $8.2 million for 2003.

The increase in interest expense during 2004 resulted from a $1.1 billion increase in average interest bearing liabilities, due to the deposits and borrowings assumed in the TFC acquisition and core deposit growth. However, a 72 basis point reduction in the rate paid on certificates of deposits resulted from the Company's strategy to replace higher-rate time accounts with lower cost core deposits and borrowings. Additionally, the Company benefited from the run-off of higher rate borrowings, which contributed to the rate paid on borrowed funds declining from 5.04% in 2003 to 3.91% in 2004.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's net interest income during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate:

                                                                          For the year ended December 31,
                                               -----------------------------------------------------------------------------------
                                                            2004 vs. 2003                               2003 vs. 2002
                                               ---------------------------------------      --------------------------------------
                                                Increase/(decrease)                           Increase/(decrease)
                                                       due to                 Total                 due to                 Total
                                               -----------------------       increase       ----------------------       increase
                                                Volume          Rate        (decrease)       Volume         Rate        (decrease)
                                               --------       --------      ----------      --------      --------      ----------
                                                                                  (In thousands)
Interest-earning assets:
   Mortgage-backed securities ...........      $  5,702       $  6,499       $ 12,201       $  4,208      $ (9,911)      $ (5,703)
   Other investment securities ..........         4,995           (911)         4,084          3,466        (4,023)          (557)
   Loans ................................        52,854        (11,749)        41,105         22,347       (13,811)         8,536
   Money market and other investments ...        (1,923)          (848)        (2,771)         1,048        (1,002)            46
                                               --------       --------       --------       --------      --------       --------

       Total interest-earning assets ....      $ 61,628       $ (7,009)      $ 54,619       $ 31,069      $(28,747)      $  2,322
                                               ========       ========       ========       ========      ========       ========
Interest-bearing liabilities:
   Savings deposits .....................      $  3,461       $   (502)      $  2,959       $  1,496      $ (7,437)      $ (5,941)
   Interest-bearing checking accounts ...         3,378            113          3,491            257        (3,577)        (3,320)
   Certificates of deposit ..............         2,269         (7,577)        (5,308)         3,907        (7,449)        (3,542)
   Borrowed funds .......................        10,427         (5,637)         4,790            912        (1,672)          (760)
                                               --------       --------       --------       --------      --------       --------

       Total interest-bearing liabilities      $ 19,535       $(13,603)      $  5,932       $  6,572      $(20,135)      $(13,563)
                                               ========       ========       ========       ========      ========       ========

       Net interest income ..............                                    $ 48,687                                    $ 15,885
                                                                             ========                                    ========

Provision for Credit Losses

As a percentage of average loans outstanding, net charge-offs for 2004 were comparable to the 2003 level. During 2004, the Company continued to experience a low level of charge-offs in its residential, home equity and commercial real estate loan portfolios. Commercial business loan charge-offs decreased to 0.71% of average loans outstanding from 1.28% in 2003. The increase in consumer loan net charge-offs was entirely the result of $1.4 million of charge-offs incurred during the second quarter of 2004 related to an indirect auto relationship. In consideration of the higher amount of charge-offs, as well as an increase in higher-risk commercial real estate and business loans outstanding, the Company raised its provision for credit losses to $8.4 million in 2004 from $7.9 million in 2003.

The following table sets forth the analysis of the allowance for credit losses, including charge-off and recovery data, for the years indicated:

                                                             For the year ended December 31,
                                             ---------------------------------------------------------------
                                               2004          2003          2002          2001          2000
                                             -------       -------       -------       -------       -------
                                                                 (Dollars in thousands)
Balance at beginning of year ..........      $25,420       $20,873       $18,727       $17,746       $ 9,862
Charge-offs:
   Commercial:
      Real estate .....................          669           416           390           901           131
      Business ........................        3,236         3,279         2,472         1,059           204
   Residential real estate ............           49           518           370           382           175
   Consumer:
      Home equity .....................           --            --            --           158            28
      Other ...........................        4,272         2,547         2,572         1,571           534
                                             -------       -------       -------       -------       -------

         Total ........................        8,226         6,760         5,804         4,071         1,072
                                             -------       -------       -------       -------       -------

Recoveries:
   Commercial:
      Real estate .....................           86           154           270           268            31
      Business ........................          329           528           213           169            47
   Residential real estate ............           83            74           107            30            22
   Consumer:
      Home equity .....................           --            --            --            --            13
      Other ...........................          638           621           536           425           224
                                             -------       -------       -------       -------       -------

         Total ........................        1,136         1,377         1,126           892           337
                                             -------       -------       -------       -------       -------

Net charge-offs .......................        7,090         5,383         4,678         3,179           735
Provision for credit losses ...........        8,442         7,929         6,824         4,160         2,258
Allowance obtained through acquisitions       14,650         2,001            --            --         6,361
                                             -------       -------       -------       -------       -------

Balance at end of year ................      $41,422       $25,420       $20,873       $18,727       $17,746
                                             =======       =======       =======       =======       =======

Ratio of net charge-offs to average
    loans outstanding during the year .         0.23%         0.24%         0.24%         0.17%         0.06%
                                             =======       =======       =======       =======       =======
Ratio of allowance for credit losses
    to total loans at year-end ........         1.27%         1.11%         1.05%         1.00%         0.96%
                                             =======       =======       =======       =======       =======
Ratio of allowance for credit losses
    to non-accruing loans at year-end .       344.38%       206.58%       279.13%       163.13%       273.73%
                                             =======       =======       =======       =======       =======

Noninterest Income

Noninterest income continues to be a strong diversified source of revenue for the Company and amounted to 25% of net revenue for 2004. The Company earned $51.9 million of noninterest income in 2004, compared to $43.4 million for 2003. This reflects the impact of the acquisition of TFC, which added approximately $6.9 million of noninterest income, as well as the Company's efforts to further implement its financial services business model across it market areas, which resulted in core growth in bank services, lending and leasing and mutual fund and annuity revenue. Additionally, leasing revenue benefited from the acquisition of a leasing company in September 2004. Also contributing to the increase was the full year benefit of two insurance agencies acquired in July 2003, which added $1.7 million to fee income. Core risk management revenue for 2004 was higher than 2003 as increased plan administration and agency commissions more than offset the impact of lower contingent profit sharing commissions received. Contingent commission income amounted to $1.3 million for 2004. Partially offsetting these increases was the impact of lower gains from the sale of mortgage loans from 2003 record levels.

Noninterest Expenses

Noninterest expenses from continuing operations for 2004 increased $32.6 million over 2003. This was mainly the result of operating costs associated with the 21 TFC branches and lending operations acquired, as well as costs related to the insurance agencies and leasing company. Additionally, 2004 results include $2.2 million of non-recurring marketing, training and other expenses associated with the TFC and HRB acquisitions. Professional services include fees incurred in connection with the Company's strategic planning initiative and implementation of section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the increase in noninterest expense is attributable to the addition of three branches, growth in commercial operations, which included the hiring of seasoned commercial loan officers, as well as other costs and investments in the Company's systems to support future growth. Given the revenue growth during the year, even with these increases, the Company's efficiency ratio of 58% for 2004 improved from the 59% for 2003.

Income Taxes

The effective tax rate from continuing operations of 34.1% for 2004 remained consistent with the 2003 effective rate of 34.2%.

The Governor of New York State has proposed legislation in his 2005 budget that would eliminate the tax benefit of Real Estate Investment Trusts ("REIT"). First Niagara Funding, Inc. ("FNF"), a wholly owned subsidiary of First Niagara, qualifies as a REIT under the Internal Revenue Code. Currently, under New York State tax law, 60% of the dividends FNF pays to First Niagara are excluded from New York State taxable income. If this legislation were passed, First Niagara would lose this benefit effective January 1, 2005. Without this exclusion, the Company's 2004 effective tax rate would have been approximately 36.2%.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31,
2002

Net Interest Income

Net interest income increased 17% when comparing 2003 to 2002. The major factors contributing to this improvement were the investment of the proceeds from the Offering, and the acquisition of FLBC, which increased average net earning assets by a total of $417.0 million during 2003. Offsetting the benefits of the additional net earning assets was a 41 basis point decline in net interest rate spread due to the low interest rate environment throughout the year.

The impact of a $629.1 million increase in average interest earning assets from 2002 to 2003, due primarily to the proceeds from the Offering, the acquisition of FLBC and increased commercial real estate and business loans, was substantially offset by a 118 basis point decrease in the rate earned on those assets. The declining interest rate environment caused the Company's variable-rate interest-earning assets to reprice to lower rates and fixed-rate interest earning assets, mainly residential mortgages and MBS's, to significantly prepay. The higher level of principal prepayments on MBS's significantly impacted the effective yield earned on those assets as the Company was required to amortize approximately $8.2 million of purchase premiums in 2003 compared to $2.8 million in 2002. That additional amortization reduced the yield earned on those securities by 128 basis points.

The decrease in interest expense from 2002 to 2003 resulted from a 77 basis point reduction in the rate paid on interest-bearing liabilities. This was largely due to the low interest rate environment, which caused the Company's variable rate interest-bearing liabilities to reprice to lower rates throughout the year. Additionally, the rate paid on interest-bearing liabilities benefited from the Company's decision near the end of the year to replace higher-rate liabilities, such as time deposits and long-term borrowings, with lower-cost wholesale funding.

Provision for Credit Losses

As a percentage of average loans outstanding, net charge-offs for 2003 remained consistent with the 2002 level. During 2003, the Company continued to experience a low level of charge-offs in its commercial and residential real estate loan portfolios. However, the amount of net charge-offs for the year increased primarily as a result of the continuing growth in higher risk commercial business loans and leases and the weaker economic conditions in 2003. That trend led the Company to increase its provision for credit losses to $7.9 million in 2003 from $6.8 million in 2002.

Noninterest Income

In 2003, the Company earned $43.4 million of noninterest income from continuing operations, compared to $41.8 million for 2002. Banking services revenue increased $2.2 million, due to fees earned on accounts acquired from FLBC, and higher transaction account activity. Additionally, during 2003 risk management services income increased $2.2 million, or 17%, as a result of the acquisition of two insurance agencies and higher contingent profit sharing commissions. Bank-owned life insurance acquired with FLBC and death benefit proceeds received during the year resulted in bank-owned life insurance income increasing $796 thousand from 2002. These increases were partially offset by higher mortgage servicing rights amortization, due to continuing prepayments during this low interest rate environment, which is recorded as an offset to lending and leasing income. Also affecting the year-over-year comparison were $1.0 million of losses on the sale of investment securities and a $2.4 million gain recognized on the sale of a branch in 2002.

Noninterest Expenses

Noninterest expenses from continuing operations for 2003 increased $10.9 million over 2002. The banking and insurance agency acquisitions during the year accounted for approximately $7.5 million of this increase. Additionally, compensation expense was higher by $1.0 million due to the ESOP shares purchased in the Offering and the rise in the Company's stock price. The remainder of the increase is primarily attributable to the addition of three new branches, higher professional and regulatory fees, $387 thousand of expense related to the TFC acquisition and approximately $750 thousand attributable to the unexpected passing of the Company's CEO and related transition.

Income Taxes

The effective tax rate from continuing operations decreased to 34.2% for 2003 compared to 38.1% for 2002. However, excluding the $1.8 million New York State bad debt tax expense recapture charge recorded in 2002, which caused the 2002 effective tax rate to increase 363 basis points, the effective tax rate for 2003 is consistent with 2002.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash flow from operations, funding is provided by deposits and borrowings, principal and interest payments received on loans and investment securities, proceeds from the maturities and sale of investment securities, as well as proceeds from the sale of fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by the general level of interest rates, the economic environment and local competitive conditions.

The Company's primary investing activities are the origination of loans and the purchase of mortgage-backed and other investment securities. During 2004, loan originations totaled $1.1 billion compared to $973.7 million for 2003, while purchases of investment securities totaled $553.4 million during 2004 compared to $928.7 million for 2003. The higher amount of investment security purchases in 2003 primarily relates to the investment of the Company's second-step proceeds, as well as the reinvestment of funds from higher MBS prepayments.

During 2004, cash flows provided by the sale, repayment and maturity of securities available for sale amounted to $466.5 million compared to $840.0 million for 2003. This decrease was primarily due to a lower level of interest rate driven prepayments received on MBS's. Deposit growth and borrowings, excluding those acquired from TFC, provided $218.0 million of additional funding for 2004. The Company has a total of $495.9 million available under existing lines of credit with the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") and a commercial bank that provide funding for lending, liquidity and asset and liability management.

Contractual Obligations and Other Commitments. The following table indicates certain funding obligations of the Company by time remaining until maturity as follows:

                                                                       At December 31, 2004
                                            --------------------------------------------------------------------------
                                            Less than 1     Over 1 to 3     Over 3 to 5       Over 5
                                               year            years           years           years           Total
                                            ----------      ----------      ----------      ----------      ----------
                                                                          (In thousands)
Certificates of deposit (1) ..........      $  768,608      $  247,109      $   29,133      $    1,974      $1,046,824
Borrowings ...........................         209,236         320,362         129,776          91,312         750,686
Commitments to extend credit (2) .....         506,961              --              --              --         506,961
Standby letters of credit (2) ........          31,070              --              --              --          31,070
Hudson River Bancorp, Inc. acquisition         126,807              --              --              --         126,807
Operating leases .....................           2,790           4,676           3,864           9,072          20,402
Purchase obligations .................           5,105           6,613           6,092           5,854          23,664
Investment partnership commitments ...           1,544           1,051              --              --           2,595
                                            ----------      ----------      ----------      ----------      ----------

        Total contractual obligations       $1,652,121      $  579,811      $  168,865      $  108,212      $2,509,009
                                            ==========      ==========      ==========      ==========      ==========

(1) Includes the maturity of certificates of deposit greater than $100 thousand as follows: $96.5 million in three months or less; $27.6 million between three months and six months; $57.4 million between six months and one year; and $53.1 million over one year.
(2) The Company does not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit includes $367.7 million available under lines of credit, which generally expire unfunded one year from the date of origination.

Included in the borrowing amounts in the preceding table are advances and reverse repurchase agreements that have call provisions that could accelerate their maturity if interest rates were to rise significantly from current levels as follows: $118.0 million in 2005; and $27.1 million in 2006.

Loan Commitments. In the ordinary course of business the Company extends commitments to originate commercial and residential loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Company had outstanding commitments to originate loans of approximately $139.3 million and $115.9 million at December 31, 2004 and 2003, respectively.

To assist with asset and liability management and to provide cash flow to support loan growth, the Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In line with its customer relationship focus, the Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. Commitments to sell residential mortgages amounted to $7.6 million and $3.8 million at December 31, 2004 and 2003, respectively.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding is generally unpredictable. Unused lines of credit amounted to $367.7 million at December 31, 2004 and generally have an expiration period of less than one year. In addition to the above, the Company issues standby letters of credit to third parties which guarantees payments on behalf of commercial customers in the event that the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $31.1 million at December 31, 2004 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's available for sale securities portfolio as of December 31, 2004. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. No adjustments have been made for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying MBS's. The tax benefits of the Company's investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value:

                                                          At December 31, 2004
                               -------------------------------------------------------------------------------
                                                             More than one              More than five
                                  One year or less         year to five years         years to ten years
                               ---------------------    -----------------------    -----------------------
                                Weighted                 Weighted                   Weighted
                                carrying     Average     carrying       Average     carrying       Average
                                  value       yield        value         yield        value         yield
                               ----------    -------    ----------      -------    ----------      -------
                                                        (Dollars in thousands)
Debt securities:
States and political
  subdivisions ............    $  176,457      1.60%    $   97,511        2.48%    $    3,605        4.27%
U.S. Government agencies ..       128,261      1.90        118,222        2.34             --          --
Corporate .................         1,499      2.64         19,447        4.22             --          --
                               ----------               ----------                 ----------

Total debt securities .....       306,217      1.73        235,180        2.55          3,605        4.27
                               ----------               ----------                 ----------

Mortgage-backed securities:
CMO's .....................            --        --            223        6.15             14        6.93
FNMA ......................            --        --          1,764        5.71        153,910        3.70
FHLMC .....................             5      5.58         80,604        3.17         39,158        4.18
GNMA ......................            --        --            181        7.95             --          --
                               ----------               ----------                 ----------
Total mortgage-backed
  securities ..............             5      5.58         82,772        3.24        193,082        3.80
                               ----------               ----------                 ----------

Other (1) .................            --        --             --          --             --          --
                               ----------               ----------                 ----------

Total securities
  available for sale ......    $  306,222      1.73%    $  317,952        2.73%    $  196,687        3.81%
                               ==========               ==========                 ==========

                                             At December 31, 2004
                               --------------------------------------------------

                                   After ten years                  Total
                               ----------------------     -----------------------
                                Weighted                   Weighted
                                carrying      Average      carrying       Average
                                  value        yield         value         yield
                               --------       -------     ----------      -------
                                              (Dollars in thousands)
Debt securities:
States and political
  subdivisions ............    $       --          --%    $  277,573        1.94%
U.S. Government agencies ..            --          --        246,483        2.11
Corporate .................           474        3.59         21,420        4.10
                               ----------                 ----------

Total debt securities .....           474        3.59        545,476        2.10
                               ----------                 ----------

Mortgage-backed securities:
CMO's .....................       289,415        4.03        289,652        4.03
FNMA ......................        32,550        4.87        188,224        3.92
FHLMC .....................        14,326        4.50        134,093        3.61
GNMA ......................         6,006        6.26          6,187        6.31
                               ----------                 ----------
Total mortgage-backed
  securities ..............       342,297        4.17        618,156        3.93
                               ----------                 ----------

Other (1) .................            --          --          6,497        2.88
                               ----------                 ----------

Total securities
  available for sale ......    $  342,771        4.17%    $1,170,129        3.07%
                               ==========                 ==========

(1)   Estimated maturities do not include other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2004, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal:

                                                         One
                                        Within         through          After
                                         one            five            five
                                         year           years           years           Total
                                     ----------      ----------      ----------      ----------
                                                           (In thousands)
Commercial:
     Real estate ..............      $  344,694      $  498,738      $  238,277      $1,081,709
     Construction .............         184,368             503           2,278         187,149
     Business .................         274,407         130,377          20,094         424,878
                                     ----------      ----------      ----------      ----------

         Total commercial loans         803,469         629,618         260,649       1,693,736
                                     ----------      ----------      ----------      ----------

Residential real estate .......         161,844         356,304         614,323       1,132,471
                                     ----------      ----------      ----------      ----------

Consumer:
     Home equity ..............         157,765          35,049          54,376         247,190
     Other ....................          70,387          69,579          34,343         174,309
                                     ----------      ----------      ----------      ----------

         Total consumer loans .         228,152         104,628          88,719         421,499
                                     ----------      ----------      ----------      ----------

         Total loans ..........      $1,193,465      $1,090,550      $  963,691      $3,247,706
                                     ==========      ==========      ==========      ==========

For the loans reported in the preceding table, the following sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2005:

                                             Due after December 31, 2005
                                      ------------------------------------------
                                         Fixed        Adjustable         Total
                                      ----------      ----------      ----------
                                                    (In thousands)
Commercial:
     Real estate ...............      $  449,107      $  287,908      $  737,015
     Construction ..............           2,781              --           2,781
     Business ..................         150,471              --         150,471
                                      ----------      ----------      ----------

        Total commercial loans .         602,359         287,908         890,267
                                      ----------      ----------      ----------

Residential real estate ........         871,481          99,146         970,627
                                      ----------      ----------      ----------

Consumer:
     Home equity ...............          89,425              --          89,425
     Other .....................         103,922              --         103,922
                                      ----------      ----------      ----------

        Total consumer loans ...         193,347              --         193,347
                                      ----------      ----------      ----------

         Total loans ...........      $1,667,187      $  387,054      $2,054,241
                                      ==========      ==========      ==========

The Company has lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2004, the FHLB line of credit totaled $766.7 million with $336.7 million outstanding. The FRB and commercial bank lines of credit totaled $15.9 million and $50.0 million, respectively, with no borrowings outstanding on either line as of December 31, 2004.

FNFG's ability to pay dividends to its shareholders and make acquisitions are primarily dependent upon the ability of First Niagara to pay dividends to FNFG. As a result of the $100 million dividend from First Niagara to FNFG in connection with the HRB acquisition, OTS approval is now required prior to First Niagara declaring any dividends. The OTS may disapprove a notice if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe this regulatory requirement will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets is monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of December 31, 2004, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $67.6 million, or 1.3% of total assets. On January 14, 2005, FNFG deployed $126.8 million of cash in connection with the acquisition of HRB. This transaction was funded through the use of repurchase agreements, with maturities of 18 to 24 months, and a temporary draw on the Company's commercial bank line of credit.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2004 increased 34% to $13.6 million, or $0.17 per diluted share from $10.1 million, or $0.15 per diluted share for the same period of 2003. In comparison to the third quarter of 2004, net income increased from $13.3 million or $0.17 per diluted share.

Net interest income was $40.9 million for the fourth quarter of 2004, a $1.3 million increase from the third quarter of 2003. This improvement reflects an 8 basis point increase in the Company's net interest rate spread which was driven by a combination of commercial mortgage and home equity loan growth and a higher level of commercial real estate prepayment fees. As a result, the Company's net interest margin improved 9 basis points to 3.69% for the quarter, compared to 3.60% in the third quarter of 2004. However, excluding the benefit of the additional commercial mortgage prepayment fees earned in the fourth quarter, the net interest margin was consistent with the third quarter.

A $1.8 million provision for credit losses was recognized during the quarter ended December 31, 2004 as credit quality remained stable and loan loss experience continued at low levels. Total non-performing assets were $12.8 million at December 31, 2004 compared to $15.6 million at September 30, 2004.

For the fourth quarter of 2004, the Company had $13.5 million of noninterest income, which represents a 13% annualized increase over the third quarter level of $13.1 million. During the quarter, increases in core banking fees were supplemented by additional income from the leasing company acquired in September 2004.

Noninterest expense for the three months ended December 31, 2004 was $32.0 million compared to $30.4 million for the three months ended September 30, 2004. Fourth quarter expenses include costs associated with the on-going development and implementation of the Company's strategic plan, growth in lending and leasing businesses, expansion of the Company's branch network, as well as approximately $800 thousand incurred in preparation for the Hudson River integration.

Total loans were $3.25 billion at December 31, 2004 compared to $3.21 billion at September 30, 2004. This increase was driven by a 14% annualized increase in commercial real estate and business loans, and an 18% annualized increase in home equity loans during the quarter. Total deposits were $3.34 billion at December 31, 2004 compared to $3.32 billion at September 30, 2004. This increase was across various product types and reflects the Company's focus on increasing its core deposit base, which included the introduction of new relationship based products during the quarter.

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" which revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. More specifically, this Statement requires companies to recognize in the income statement over the required vesting period the grant-date fair value of stock options and other equity-based compensation issued to employees and directors estimated using option pricing models. This Statement is effective for interim and annual periods beginning after June 15, 2005 and the Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after July 1, 2005 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to July 1, 2005 will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. See note 1(i) filed herewith in Part II, Item 8, "Financial Statements" for further information regarding equity based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board's approved guidelines to reduce the vulnerability of operations to changes in interest rates. The Asset and Liability Committee ("ALCO") is comprised of senior management who are responsible for reviewing the Company's activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having terms to maturity of less than twenty years; (2) selling substantially all newly originated 20-30-year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, the Company intends to continue to analyze the future utilization of derivative instruments such as interest rate swaps, caps and collars as part of its overall asset and liability management process as permitted by the Company's ALCO Policy.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2004, the Company's one-year gap position as a percentage of interest-earning assets was a positive 9.78%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in net interest income in a rising interest rate environment. Management believes that the Company's net interest income simulation modeling analysis is a better indicator of the Company's interest rate risk exposure than gap analysis, and believes that the Company is generally interest rate "neutral" at December 31, 2004.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Residential and commercial real estate loans were projected to repay at rates between 4% and 8% annually, while mortgage-backed securities were projected to prepay at rates between 20% and 30% annually. Savings, interest bearing checking and noninterest bearing accounts were assumed to decay, or run-off, between 8% and 17% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity:

                                                                    Amounts maturing or repricing at December 31, 2004
                                                       ----------------------------------------------------------------------------
                                                      Less than         3-6          6 months
                                                       3 months        months        to 1 year      1-3 years       3-5 years
                                                      ----------     ----------      ----------      ----------     ----------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities (1) ................    $   47,676     $   30,590      $   58,095      $  183,934     $  144,050
   Other investment securities (1) ...............       107,614         60,337         158,166         184,185         25,475
   Loans (2) .....................................       886,976        134,987         295,158         749,959        614,718
   Money market and other investments ............         3,300             --              --              --             --
                                                      ----------     ----------      ----------      ----------     ----------
         Total interest-earning assets ...........     1,045,566        225,914         511,419       1,118,078        784,243
                                                      ----------     ----------      ----------      ----------     ----------
Interest-bearing liabilities:
   Savings deposits ..............................        40,708         40,708          81,162         322,617        133,683
   Interest-bearing checking accounts ............       136,805         23,628          47,256         189,025        189,024
   Certificates of deposit .......................       246,913        157,524         364,171         247,109         29,133
   Borrowed funds ................................       102,021         19,788          87,427         320,362        129,776
                                                      ----------     ----------      ----------      ----------     ----------
         Total interest-bearing liabilities ......       526,447        241,648         580,016       1,079,113        481,616
                                                      ----------     ----------      ----------      ----------     ----------

Interest rate sensitivity gap ....................    $  519,119     ($  15,734)     ($  68,597)     $   38,965     $  302,627
                                                      ==========     ==========      ==========      ==========     ==========

Cumulative interest rate sensitivity gap .........    $  519,119     $  503,385      $  434,788      $  473,753     $  776,380
                                                      ==========     ==========      ==========      ==========     ==========
Ratio of interest-earning assets to
   interest-bearing liabilities ..................        198.61%         93.49%          88.17%         103.61%        162.84%
Ratio of cumulative gap to interest-earning assets         11.68%         11.32%           9.78%         10.66%         17.46%

                                                 Amounts maturing or repricing at December 31, 2004
                                                 --------------------------------------------------
                                                                       Over 10
                                                      5-10 years        years          Total
                                                      ----------      ----------      ----------
                                                               (Dollars in thousands)
Interest-earning assets:
   Mortgage-backed securities (1) ................    $  149,004      $   10,850      $  624,199
   Other investment securities (1) ...............        13,437           5,212         554,426
   Loans (2) .....................................       517,448          32,526       3,231,772
   Money market and other investments ............            --          32,027          35,327
                                                      ----------      ----------      ----------
         Total interest-earning assets ...........       679,889          80,615       4,445,724
                                                      ----------      ----------      ----------
Interest-bearing liabilities:
   Savings deposits ..............................       334,208         133,683       1,086,769
   Interest-bearing checking accounts ............       275,036          51,824         912,598
   Certificates of deposit .......................         1,758             216       1,046,824
   Borrowed funds ................................        80,310          11,002         750,686
                                                      ----------      ----------      ----------
         Total interest-bearing liabilities ......       691,312         196,725       3,796,877
                                                      ----------      ----------      ----------

Interest rate sensitivity gap ....................    ($  11,423)     ($ 116,110)     $  648,847
                                                      ==========      ==========      ==========

Cumulative interest rate sensitivity gap .........    $  764,957      $  648,847
                                                      ==========      ==========
Ratio of interest-earning assets to
   interest-bearing liabilities ..................         98.35%          40.98%         117.09%
Ratio of cumulative gap to interest-earning assets         17.21%          14.59%

(1)   Amounts shown are at amortized cost.
(2) Amounts shown include principal balance net of deferred costs, unearned discounts and non-accruing loans.

Net Interest Income Analysis. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

As a result of these shortcomings, the Company focuses more attention on simulation modeling, such as the net interest income analysis discussed below, rather than gap analysis. The net interest income simulation modeling is considered by Management to be more informative in forecasting future income.

The accompanying table sets forth as of December 31, 2004 and 2003 the estimated impact on the Company's net interest income resulting from changes in interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions:

                                                 Calculated increase (decrease) at December 31,
                             -----------------------------------------------------------------------------------
                                               2004                                           2003
                             -------------------------------------            ----------------------------------
    Changes in               Net interest                                     Net interest
  interest rates                income                    % Change               income                 % Change
  --------------             ------------                 --------            ------------              --------
                                                             (Dollars in thousands)
+200 basis points            $    1,811                      1.09  %           $      959                  0.82 %
+100 basis points                 1,049                      0.63                     627                  0.54
-100 basis points                (1,674)                    (1.01)                   (966)                (0.83)

As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions that may or may not reflect the manner in which actual yields respond to changes in market interest rates. In this regard, the net interest income table presented assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

        Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Management concluded that the Company's internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Their reports follow this statement.


/s/ Paul J. Kolkmeyer                      /s/ John R. Koelmel

Paul J. Kolkmeyer                          John R. Koelmel
President and Chief Executive Officer      Executive Vice President, Chief
                                           Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Niagara Financial Group, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's a ssets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Buffalo, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Buffalo, New York
March 14, 2005

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Condition

                           December 31, 2004 and 2003
               (In thousands, except share and per share amounts)

                                                                            2004            2003
                                                                        -----------     -----------
                                             Assets

Cash and due from banks                                                 $    64,342          49,997
Money market investments                                                      3,300         124,255
Securities available for sale                                             1,170,129         845,883
Loans and leases, net                                                     3,215,255       2,269,203
Bank-owned life insurance                                                    86,464          70,767
Premises and equipment, net                                                  61,760          43,694
Goodwill                                                                    323,782         105,981
Core deposit and other intangibles                                           21,878           8,717
Other assets                                                                131,464          71,010
                                                                        -----------     -----------

               Total assets                                             $ 5,078,374       3,589,507
                                                                        ===========     ===========

                          Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                            $ 3,337,682       2,355,216
    Short-term borrowings                                                   209,236          87,148
    Long-term borrowings                                                    541,450         370,818
    Other liabilities                                                        61,844          48,151
                                                                        -----------     -----------

               Total liabilities                                          4,150,212       2,861,333
                                                                        -----------     -----------

Commitments and contingent liabilities (note 10)                                 --              --

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized;
        none issued                                                              --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
       84,298,473 shares issued in 2004 and 70,813,651 shares issued
       in 2003                                                                  843             708
    Additional paid-in capital                                              751,175         544,618
    Retained earnings                                                       238,048         217,538
    Accumulated other comprehensive loss                                     (5,437)           (740)
    Common stock held by ESOP, 3,895,159 shares in 2004 and
       4,049,658 shares in 2003                                             (29,275)        (30,399)
    Unearned compensation - recognition and retention plan,
       345,410 shares in 2004 and 358,095 shares in 2003                     (3,173)         (2,376)
    Treasury stock, at cost, 1,781,029 shares in 2004 and
       79,422 shares in 2003                                                (24,019)         (1,175)
                                                                        -----------     -----------

               Total stockholders' equity                                   928,162         728,174
                                                                        -----------     -----------

               Total liabilities and stockholders' equity               $ 5,078,374       3,589,507
                                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                        Consolidated Statements of Income

                  Years ended December 31, 2004, 2003 and 2002
                    (In thousands, except per share amounts)

                                                                         2004        2003        2002
                                                                       --------    --------    --------
Interest income:
   Loans and leases, including fees                                    $190,100     148,995     140,459
   Securities available for sale                                         33,621      17,336      23,596
   Money market and other investments                                       857       3,628       3,582
                                                                       --------    --------    --------
              Total interest income                                     224,578     169,959     167,637

Interest expense:
   Deposits                                                              41,950      40,808      53,611
   Borrowings                                                            26,526      21,736      22,496
                                                                       --------    --------    --------
              Total interest expense                                     68,476      62,544      76,107
                                                                       --------    --------    --------
              Net interest income                                       156,102     107,415      91,530
Provision for credit losses                                               8,442       7,929       6,824
                                                                       --------    --------    --------
              Net interest income after provision
                  for credit losses                                     147,660      99,486      84,706
                                                                       --------    --------    --------
Noninterest income:
   Banking services                                                      19,818      16,445      14,226
   Risk management services                                              17,391      14,765      12,610
   Wealth management services                                             4,764       3,525       3,697
   Lending and leasing                                                    3,918       3,617       5,523
   Bank-owned life insurance                                              3,761       3,502       2,706
   Net realized gains (losses) on securities available for sale              60           9      (1,044)
   Other                                                                  2,154       1,516       4,069
                                                                       --------    --------    --------
              Total noninterest income                                   51,866      43,379      41,787
                                                                       --------    --------    --------
Noninterest expense:
   Salaries and employee benefits                                        65,264      50,377      45,180
   Occupancy and equipment                                               12,513       9,315       7,526
   Technology and communications                                         11,230       9,647       8,599
   Professional services                                                  5,117       2,219       1,675
   Marketing and advertising                                              4,738       3,205       2,612
   Amortization of core deposit and other intangibles                     4,605       1,384         677
   Other                                                                 17,383      12,130      11,062
                                                                       --------    --------    --------
              Total noninterest expense                                 120,850      88,277      77,331
                                                                       --------    --------    --------

              Income from continuing operations before income taxes      78,676      54,588      49,162

Income taxes from continuing operations                                  26,859      18,646      18,752
                                                                       --------    --------    --------

              Income from continuing operations                          51,817      35,942      30,410
Discontinued operations:
   Income, including gain on sale in 2003, before income taxes               --       2,032         787
   Income taxes                                                              --       1,868         402
                                                                       --------    --------    --------
              Income from discontinued operations                            --         164         385
                                                                       --------    --------    --------
              Net income                                               $ 51,817      36,106      30,795
                                                                       ========    ========    ========

Earnings per common share:
   Basic                                                               $   0.66        0.55        0.48
   Diluted                                                                 0.65        0.53        0.47

Weighted average common shares outstanding:
   Basic                                                                 78,750      66,111      64,445
   Diluted                                                               79,970      67,754      65,883

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                  2004         2003         2002
                                                                --------     --------     --------
Net income                                                      $ 51,817       36,106       30,795
                                                                --------     --------     --------

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
       Net unrealized gains (losses) arising during the year      (4,729)      (4,566)         836
       Reclassification adjustment for realized (gains)
          losses included in net income                              (36)          (5)         627
                                                                --------     --------     --------

                                                                  (4,765)      (4,571)       1,463
                                                                --------     --------     --------
    Cash flow hedges:
       Net unrealized losses arising during the year                  --           --         (105)
       Reclassification adjustment for realized losses
          included in net income                                      --           --          311
                                                                --------     --------     --------

                                                                      --           --          206
                                                                --------     --------     --------

    Minimum pension liability adjustment                              68        1,757       (2,156)
                                                                --------     --------     --------

          Total other comprehensive loss                          (4,697)      (2,814)        (487)
                                                                --------     --------     --------

          Total comprehensive income                            $ 47,120       33,292       30,308
                                                                ========     ========     ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2004, 2003 and 2002
                    (In thousands, except per share amounts)

                                                                                     Accumulated       Common
                                                        Additional                      other          stock
                                             Common       paid-in       Retained     comprehensive     held by
                                              stock       capital       earnings     income (loss)      ESOP
                                            --------     --------       --------     -------------    --------
Balances at January 1, 2002                 $    298      135,917        176,073          2,561        (11,630)

Net income                                        --           --         30,795             --             --
Total other comprehensive loss, net               --           --             --           (487)            --
Exercise of stock options                         --          533             --             --             --
ESOP shares released                              --          547             --             --            606
Recognition and retention plan                    --          627             --             --             --
Common stock dividends of $0.43 per
    share (equivalent to $0.17 per share
    after the reorganization in 2003)             --           --        (10,794)            --             --
                                            --------     --------       --------       --------       --------

Balances at December 31, 2002               $    298      137,624        196,074          2,074        (11,024)

Net income                                        --           --         36,106             --             --
Total other comprehensive loss, net               --           --             --         (2,814)            --
Corporate reorganization:
    Merger of First Niagara Financial
       Group, MHC                               (158)      19,607             --             --             --
    Treasury stock retired                       (37)     (38,860)            --             --             --
    Exchange of common stock                     161         (197)            --             --             --
    Proceeds from stock offering, net of
      related expenses                           410      390,535             --             --             --
Purchase of shares by ESOP                        --           --             --             --        (20,500)
Common stock issued for the acquisition
     of Finger Lakes Bancorp, Inc.                34       33,527             --             --             --
Purchase of treasury shares                       --           --             --             --             --
Exercise of stock options                         --          165             --             --             --
ESOP shares released                              --          966             --             --          1,125
Recognition and retention plan                    --        1,251             --             --             --
Common stock dividends of $0.22 per
    share                                         --           --        (14,642)            --             --
                                            --------     --------       --------       --------       --------

Balances at December 31, 2003               $    708      544,618        217,538           (740)       (30,399)

Net income                                        --           --         51,817             --             --
Total other comprehensive loss, net               --           --             --         (4,697)            --
Common stock issued for the acquisition
    of Troy Financial Corporation                133      201,147             --             --             --
Purchase of treasury shares                       --           --             --             --             --
Exercise of stock options                          2        3,847         (7,387)            --             --
ESOP shares released                              --          952             --             --          1,124
Recognition and retention plan                    --          611             --             --             --
Common stock dividends of $0.30 per
    share                                         --           --        (23,920)            --             --
                                            --------     --------       --------       --------       --------

Balances at December 31, 2004               $    843      751,175        238,048         (5,437)       (29,275)
                                            ========     ========       ========       ========       ========

                                               Unearned
                                            compensation -
                                            recognition and   Treasury
                                            retention plan     stock           Total
                                            ---------------   --------       --------
Balances at January 1, 2002                      (2,153)       (40,449)       260,617

Net income                                           --             --         30,795
Total other comprehensive loss, net                  --             --           (487)
Exercise of stock options                            --            886          1,419
ESOP shares released                                 --             --          1,153
Recognition and retention plan                     (300)           666            993
Common stock dividends of $0.43 per
    share (equivalent to $0.17 per share
    after the reorganization in 2003)                --             --        (10,794)
                                               --------       --------       --------

Balances at December 31, 2002                    (2,453)       (38,897)       283,696

Net income                                           --             --         36,106
Total other comprehensive loss, net                  --             --         (2,814)
Corporate reorganization:
    Merger of First Niagara Financial
       Group, MHC                                    --             --         19,449
    Treasury stock retired                           --         38,897             --
    Exchange of common stock                         --             --            (36)
    Proceeds from stock offering, net of
      related expenses                               --             --        390,945
Purchase of shares by ESOP                           --             --        (20,500)
Common stock issued for the acquisition
     of Finger Lakes Bancorp, Inc.                   --             --         33,561
Purchase of treasury shares                          --         (1,604)        (1,604)
Exercise of stock options                            --            570            735
ESOP shares released                                 --             --          2,091
Recognition and retention plan                       77           (141)         1,187
Common stock dividends of $0.22 per
    share                                            --             --        (14,642)
                                               --------       --------       --------

Balances at December 31, 2003                    (2,376)        (1,175)       728,174

Net income                                           --             --         51,817
Total other comprehensive loss, net                  --             --         (4,697)
Common stock issued for the acquisition
    of Troy Financial Corporation                    --             --        201,280
Purchase of treasury shares                          --        (34,961)       (34,961)
Exercise of stock options                            --         10,612          7,074
ESOP shares released                                 --             --          2,076
Recognition and retention plan                     (797)         1,505          1,319
Common stock dividends of $0.30 per
    share                                            --             --        (23,920)
                                               --------       --------       --------

Balances at December 31, 2004                    (3,173)       (24,019)       928,162
                                               ========       ========       ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                        2004            2003            2002
                                                                    -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                                      $    51,817          36,106          30,795
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of fees and discounts, net                         9,738          14,082           3,853
          Provision for credit losses                                     8,442           7,929           6,824
          Depreciation of premises and equipment                          8,206           6,187           5,286
          Amortization of core deposit and other intangibles              4,605           1,417             873
          ESOP and stock based compensation expense                       3,175           3,592           2,080
          Deferred income tax expense                                     7,340           2,857           1,100
          Net increase in other assets                                   (3,660)         (3,812)         (5,225)
          Net increase (decrease) in other liabilities                    4,099          (5,951)           (253)
                                                                    -----------     -----------     -----------

                  Net cash provided by operating activities              93,762          62,407          45,333
                                                                    -----------     -----------     -----------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                 66,837          64,734         449,110
    Proceeds from maturities of securities available for sale           244,050         381,559         196,961
    Principal payments received on securities available for sale        155,624         393,707         170,181
    Purchases of securities available for sale                         (553,427)       (928,709)       (756,685)
    Net increase in loans                                              (211,539)       (100,900)       (128,740)
    Acquisitions, net of cash acquired                                  (51,724)        (32,542)           (605)
    Net cash distributed for sale of banking center                          --              --         (21,566)
    Other, net                                                          (13,332)         (7,356)         (7,246)
                                                                    -----------     -----------     -----------

                  Net cash used in investing activities                (363,511)       (229,507)        (98,590)
                                                                    -----------     -----------     -----------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                  47,609         (33,773)        165,038
    Net proceeds from Conversion and Offering                                --         313,906          75,952
    Repayments of short-term borrowings, net                            (22,024)        (36,458)       (175,492)
    Proceeds from long-term borrowings                                  211,500          39,890          30,000
    Repayments of long-term borrowings                                  (19,114)        (16,951)        (16,518)
    Proceeds from exercise of stock options                               4,049             459             942
    Purchase of treasury stock                                          (34,961)         (1,604)             --
    Dividends paid on common stock                                      (23,920)        (14,642)        (10,794)
                                                                    -----------     -----------     -----------

                  Net cash provided by financing activities             163,139         250,827          69,128
                                                                    -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                   (106,610)         83,727          15,871

Cash and cash equivalents at beginning of year                          174,252          90,525          74,654
                                                                    -----------     -----------     -----------

Cash and cash equivalents at end of year                            $    67,642         174,252          90,525
                                                                    ===========     ===========     ===========

Cash paid during the year for:
    Income taxes                                                    $    19,231          14,782          16,970
    Interest expense                                                     67,591          62,552          76,684

Acquisition of banks and financial services companies:
    Assets acquired (excluding cash acquired)                       $ 1,330,282         377,204              --
    Liabilities assumed                                               1,077,177         344,201              --

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(1)   Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG"), a Delaware corporation, and its subsidiary bank (the "Company") provide financial services to individuals and businesses in Upstate New York. The Company's services include consumer banking, residential and commercial lending, as well as risk and wealth management services.

      FNFG owns all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. First Niagara Commercial Bank (the "Commercial Bank"), a wholly-owned subsidiary of First Niagara, is a New York State chartered commercial bank whose primary purpose is to generate municipal deposits, which under New York State law cannot be accepted by a federally chartered savings banks.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to U.S. generally accepted accounting principles ("GAAP"). Certain reclassification adjustments were made to the 2003 and 2002 financial statements to conform them to the 2004 presentation. The following is a description of the Company's significant accounting policies:

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of FNFG and First Niagara and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Cash and Cash Equivalents

            For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and other money market investments which have a term of less than three months at the time of purchase.

      (c)   Investment Securities

            All investment securities are classified as available for sale and are carried at fair value, with unrealized gains and losses, net of the related deferred income tax effect, reported as a component of stockholders' equity (accumulated other comprehensive income
            (loss)). Realized gains and losses are included in the consolidated statements of income using the specific identification method. A decline in the fair value of any available for sale security below cost that is deemed other than temporary is charged to operations, resulting in the establishment of a new cost basis. Premiums and discounts on investment securities are amortized/accreted to interest income utilizing the interest method.

      (d)   Loans and Leases

            Loans are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which are amortized to income using the interest method. Accrual of interest income on loans is discontinued after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. Delinquency status is based upon the contractual terms of the loans. All uncollected interest income previously recognized on non-accrual loans is reversed and subsequently recognized only to the extent payments are received. When there is doubt as to the collectibility of loan principal, interest payments are applied to principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent repayment record, generally six months, has been demonstrated. Loans are charged off against the allowance for credit losses when it becomes evident that such balances are not fully collectible.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

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

            The Company enters into direct financing equipment lease transactions with certain commercial customers. At lease inception, the present value of future rentals and the estimated lease residual value are recorded as commercial business loans. Unearned interest income and sales commissions and other direct costs incurred are capitalized and are amortized to interest income over the lease term utilizing the interest method.

      (e)   Allowance for Credit Losses

            The allowance for credit losses is established through charges to the provision for credit losses. Management's evaluation of the allowance is based on a continuing review of the loan portfolio. Larger balance nonaccruing, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans. Losses in smaller balance, homogeneous loans are estimated based on historical experience, industry trends and current trends in the real estate market and the current economic environment in the Company's market areas. The adequacy of the allowance for credit losses is based on management's evaluation of various conditions including the following: changes in the composition of and growth in the loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in lending areas; credit quality trends, including trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

      (f)   Premises and Equipment

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

      (g)   Goodwill and Intangible Assets

            The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Acquired intangible assets with definite useful economic lives are generally amortized over their useful economic life utilizing the double-declining balance method. Goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment annually at the reporting unit level. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that segment management regularly reviews. Discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values are utilized to determine the fair value of the Company's reporting units.

      (h)   Employee Benefits

            The Company maintains several defined contribution plans and accrues contributions due under those plans as earned by employees.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

            The Company also maintains several non-contributory, qualified, defined benefit pension plans (the "Pension Plans") that cover substantially all employees who meet certain age and service requirements. Effective February 1, 2002, the Company froze all benefit accruals and participation in First Niagara's Pension Plan. Pension plans acquired in connection with the Company's previous whole-bank acquisitions are frozen prior to the completion of the respective transaction. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations. The cost of the pension plans is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.

            The Company provides post-retirement benefits, principally health care and group life insurance ("the Post-retirement Plan"), to employees who met certain age and service requirements by December 31, 2001. The expected costs of providing these post-retirement benefits are accrued during an employee's active years of service.

      (i)   Stock-Based Compensation

            The Company maintains various long-term incentive stock benefit plans under which fixed award stock options and restricted stock may be granted to certain directors and key employees. The Company has continued to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As such, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to restricted stock awards is based upon the market value of FNFG's stock on the grant date and is accrued ratably over the required service period.

            Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

                                                                         2004           2003           2002
                                                                      ----------     ----------    ----------
                                                                      (In thousands, except per share amounts)
      Net Income:
          As reported                                                 $   51,817         36,106        30,795
          Add: Stock-based employee compensation
               expense included in net income, net of
               related income tax effects                                    659            900           556
           Deduct: Stock-based employee compensation
                   expense determined under the fair-value
                   based method, net of related income tax effects        (1,788)        (1,997)       (1,172)
                                                                      ----------     ----------    ----------

          Pro forma                                                   $   50,688         35,009        30,179
                                                                      ==========     ==========    ==========

      Basic earnings per share:
          As reported                                                 $     0.66           0.55          0.48
          Pro forma                                                         0.64           0.53          0.47

      Diluted earnings per share:
          As reported                                                 $     0.65           0.53          0.47
          Pro forma                                                         0.63           0.52          0.46

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002
            The per share weighted-average fair value of stock options granted for 2004, 2003 and 2002 were $4.12, $4.46 and $3.95 on the date of grant, respectively, using the Black Scholes option-pricing model. The following weighted-average assumptions were utilized to compute the fair value of options granted for the respective years:

                                      2004              2003            2002
                                 ------------       -----------     -----------

      Expected dividend yield       2.11%             1.55%           1.51%
      Risk-free interest rate       3.98%             3.02%           3.91%
      Expected life                 6.5 years         6.5 years       6.5 years
      Expected volatility          32.13%            33.14%          33.71%
                                 ============       ===========     ===========

            The Company deducted 10% in each year to reflect an estimate of forfeitures prior to vesting.

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment" which revised SFAS No. 123 and superseded APB Opinion No. 25. More specifically, this Statement requires companies to recognize in the income statement over the required vesting period the grant-date fair value of stock options and other equity-based compensation issued to employees and directors estimated using option pricing models. This Statement is effective for interim and annual periods beginning after June 15, 2005 and the Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after July 1, 2005 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to July 1, 2005 will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123.

      (j)   Income Taxes

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

      (k)   Earnings per Share

            Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All per share data and references to the number of shares outstanding for purposes of calculating per share amounts prior to January 17, 2003 have been restated to give recognition to the 2.58681 exchange ratio applied in the Conversion (See note 11).

      (l)   Investment and Fiduciary Services

            Assets held in fiduciary or agency capacity for customers are not included in the accompanying consolidated statements of condition, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on the fair value of assets administered.

      (m)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(2)   Acquisitions

      Troy Financial Corporation

      On January 16, 2004, FNFG acquired all of the outstanding common shares of Troy Financial Corporation ("TFC"), the holding company of The Troy Savings Bank ("TSB") and The Troy Commercial Bank, in exchange for a combination of cash and stock valued at $35.50 per share. The aggregate purchase price of $356.5 million included the issuance of 13.3 million shares of FNFG stock (valued at $15.15 per share), cash payments totaling $151.9 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $3.4 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of TFC were included in the 2004 consolidated statement of income from the date of acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                January 16,
                                                                    2004
                                                                -----------

      Cash and cash equivalents                                 $   94,090
      Securities available for sale                                250,969
      Loans, net                                                   745,399
      Goodwill                                                     217,389
      Core deposit intangible                                       17,247
      Other assets                                                  97,440
                                                                ----------

             Total assets acquired                               1,422,534
                                                                ----------

      Deposits                                                     923,665
      Borrowings                                                   124,723
      Other liabilities                                             17,597
                                                                ----------
             Total liabilities assumed                           1,065,985
                                                                ----------

                 Net assets acquired                            $  356,549
                                                                ==========

      The core deposit intangible asset acquired is being amortized over 11 years.

      Unaudited pro forma information as if the acquisition of TFC had been consummated as of January 1, 2003 follows. Pro forma information for 2004 is not presented since such pro forma results were not materially different from actual results. This unaudited pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangibles and related income tax effects. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired TFC on January 1, 2003. In particular, cost savings and $1.3 million of indirect merger and integration costs are not reflected in the pro unaudited forma amounts (in thousands, except per share amounts):

                                                                  Pro forma
                                                                     2003
                                                                  ---------

      Net interest income                                         $146,960
      Noninterest income                                            52,599
      Noninterest expense                                          123,131
      Net income                                                  $ 45,098

      Basic earnings per share                                    $   0.57
      Diluted earnings per share                                  $   0.56
                                                                  ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Subsequent Event - Acquisition of Hudson River Bancorp, Inc.

      On January 14, 2005, FNFG acquired 100% of the outstanding common shares of Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company, with total assets of approximately $2.5 billion and fifty branch locations. Following completion of the acquisition, HRB locations were merged into First Niagara's branch network.

      The aggregate purchase price was approximately $615 million and included the issuance of 35.7 million shares of FNFG stock (valued at $13.55 per share), cash payments totaling approximately $126.8 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of approximately $4 million. This acquisition was accounted for under the purchase method of accounting. The results of operations of HRB will be included in the 2005 consolidated statement of income from the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed from HRB as of January 14, 2005 were $2.8 billion and $2.2 billion, respectively.

(3)   Investment Securities

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                       Amortized    Unrealized    Unrealized        Fair
At December 31, 2004:                                    cost          gains        losses          value
                                                      ----------    ----------    ----------     ----------
Debt securities:
   States and political subdivisions                  $  277,599         1,031        (1,057)       277,573
   U.S. Government agencies                              249,045            12        (2,574)       246,483
   Corporate                                              21,424           100          (104)        21,420
                                                      ----------    ----------    ----------     ----------

         Total debt securities                           548,068         1,143        (3,735)       545,476
                                                      ----------    ----------    ----------     ----------

Mortgage-backed securities:
   Federal National Mortgage Association                 190,406           307        (2,489)       188,224
   Federal Home Loan Mortgage Corporation                135,971           544        (2,422)       134,093
   Government National Mortgage Association                5,951           239            (3)         6,187

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation             145,797           119        (1,116)       144,800
      Federal National Mortgage Association               84,508            93          (752)        83,849
      Privately issued                                    48,830            40          (446)        48,424
      Government National Mortgage Association            12,736            --          (157)        12,579
                                                      ----------    ----------    ----------     ----------

         Total collateralized mortgage obligations       291,871           252        (2,471)       289,652
                                                      ----------    ----------    ----------     ----------

             Total mortgage-backed securities            624,199         1,342        (7,385)       618,156
                                                      ----------    ----------    ----------     ----------

Other                                                      6,358           183           (44)         6,497
                                                      ----------    ----------    ----------     ----------

             Total securities available for sale      $1,178,625         2,668       (11,164)     1,170,129
                                                      ==========    ==========    ==========     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                                                      Amortized     Unrealized    Unrealized        Fair
At December 31, 2003:                                    cost          gains        losses          value
                                                      ----------    ----------    ----------     ----------
Debt securities:
   States and political subdivisions                  $   36,766         1,433           (10)        38,189
   U.S. Government agencies                              287,604           563        (1,109)       287,058
   Corporate                                              13,708            46          (144)        13,610
                                                      ----------    ----------    ----------     ----------

         Total debt securities                           338,078         2,042        (1,263)       338,857
                                                      ----------    ----------    ----------     ----------

Mortgage-backed securities:
   Federal National Mortgage Association                 207,480           934        (1,616)       206,798
   Federal Home Loan Mortgage Corporation                121,639           786        (1,206)       121,219
   Government National Mortgage Association                9,959           346            (1)        10,304

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation              97,419           163          (453)        97,129
      Federal National Mortgage Association               43,370           180          (214)        43,336
      Privately issued                                     6,411            15            (3)         6,423
      Government National Mortgage Association            14,722            --          (320)        14,402
                                                      ----------    ----------    ----------     ----------

         Total collateralized mortgage obligations       161,922           358          (990)       161,290
                                                      ----------    ----------    ----------     ----------

             Total mortgage-backed securities            501,000         2,424        (3,813)       499,611
                                                      ----------    ----------    ----------     ----------

Other                                                      7,372            55           (12)         7,415
                                                      ----------    ----------    ----------     ----------

             Total securities available for sale      $  846,450         4,521        (5,088)       845,883
                                                      ==========    ==========    ==========     ==========

      The following tables sets forth certain information regarding the Company's securities available for sale that were in an unrealized loss position at December 31, 2004 and 2003 by the length of time those securities were in a continuous loss position as follows (in thousands):

                                                         Less than 12 months       12 months or longer             Total
                                                       ----------------------    ----------------------    ----------------------
                                                          Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
At December 31, 2004:                                    value       losses        value       losses        value       losses
                                                       --------    ----------    --------    ----------    --------    ----------
Debt securities:
   States and political subdivisions                   $221,725        1,030        4,104           27      225,829        1,057
   U.S. Government agencies                             190,586        1,648       45,910          926      236,496        2,574
   Corporate                                              8,794           93          474           11        9,268          104
                                                       --------     --------     --------     --------     --------     --------

         Total debt securities                          421,105        2,771       50,488          964      471,593        3,735
                                                       --------     --------     --------     --------     --------     --------

Mortgage-backed securities:
   Federal National Mortgage Association                122,069        1,384       39,042        1,105      161,111        2,489
   Federal Home Loan Mortgage Corporation                47,994          676       62,882        1,746      110,876        2,422
   Government National Mortgage Association                 765            3           --           --          765            3

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation            118,465          937        7,795          179      126,260        1,116
      Federal National Mortgage Association              56,546          752           --           --       56,546          752
      Privately issued                                   35,627          446           --           --       35,627          446
      Government National Mortgage Association           12,579          157           --           --       12,579          157
                                                       --------     --------     --------     --------     --------     --------

         Total collateralized mortgage obligations      223,217        2,292        7,795          179      231,012        2,471
                                                       --------     --------     --------     --------     --------     --------

             Total mortgage-backed securities           394,045        4,355      109,719        3,030      503,764        7,385
                                                       --------     --------     --------     --------     --------     --------

Other                                                     4,462           44           --           --        4,462           44
                                                       --------     --------     --------     --------     --------     --------

             Total securities available for sale       $819,612        7,170      160,207        3,994      979,819       11,164
                                                       ========     ========     ========     ========     ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                                                         Less than 12 months       12 months or longer             Total
                                                       ----------------------    ----------------------    ----------------------
                                                          Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
At December 31, 2003:                                    value       losses        value       losses        value       losses
                                                       --------    ----------    --------    ----------    --------    ----------
Debt securities:
   States and political subdivisions                   $  4,856           10           --           --        4,856           10
   U.S. Government agencies                             137,306        1,109           --           --      137,306        1,109
   Corporate                                              7,324          111        1,871           33        9,195          144
                                                       --------     --------     --------     --------     --------     --------

         Total debt securities                          149,486        1,230        1,871           33      151,357        1,263
                                                       --------     --------     --------     --------     --------     --------

Mortgage-backed securities:
   Federal National Mortgage Association                114,061        1,616           --           --      114,061        1,616
   Federal Home Loan Mortgage Corporation                95,664        1,206           --           --       95,664        1,206
   Government National Mortgage Association                 111            1           --           --          111            1

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation             59,822          453           --           --       59,822          453
      Federal National Mortgage Association              22,196          214           --           --       22,196          214
      Privately issued                                    2,636            2           25            1        2,661            3
      Government National Mortgage Association           14,402          320           --           --       14,402          320
                                                       --------     --------     --------     --------     --------     --------

         Total collateralized mortgage obligations       99,056          989           25            1       99,081          990
                                                       --------     --------     --------     --------     --------     --------

             Total mortgage-backed securities           308,892        3,812           25            1      308,917        3,813
                                                       --------     --------     --------     --------     --------     --------

Other                                                     2,466           12           --           --        2,466           12
                                                       --------     --------     --------     --------     --------     --------

             Total securities available for sale       $460,844        5,054        1,896           34      462,740        5,088
                                                       ========     ========     ========     ========     ========     ========

      Management has assessed the securities available for sale that were in an unrealized loss position at December 31, 2004 and 2003 and determined that the decline in fair value was temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government agencies) and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value was caused by the increase in interest rates and not the credit deterioration of the individual issuer. More specifically, the $4.0 million of unrealized losses on the 34 investment securities that have been in a continuous loss position for twelve months or longer at December 31, 2004 was determined to be temporary as nearly all of the investment securities are guaranteed by U.S. Government or government agencies which have minimal credit risk, if any, and all of the investment securities are investment grade and have investment ratings of AA or better except for one security which had a BBB+ rating and a nominal unrealized loss at December 31, 2004.

      Gross realized gains and losses on securities available for sale are summarized as follows (in thousands):

                                              2004       2003       2002
                                             ------     ------     ------

      Gross realized gains                   $  774      1,208      8,924
      Gross realized losses                    (714)    (1,199)    (9,968)
                                             ------     ------     ------

          Net realized gains (losses)        $   60          9     (1,044)
                                             ======     ======     ======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Scheduled contractual maturities of certain investment securities owned by the Company at December 31, 2004 are as follows (in thousands):

                                                   Amortized       Fair
                                                     cost          value
                                                  ----------    ----------
      Debt securities:
           Within one year                        $  298,929       297,900
           After one year through five years         210,265       208,493
           After five years through ten years         13,550        13,777
           After ten years                            25,324        25,306
                                                  ----------    ----------

               Total debt securities                 548,068       545,476
      Mortgage-backed securities                     624,199       618,156
                                                  ----------    ----------

                                                  $1,172,267     1,163,632
                                                  ==========    ==========

      While the contractual maturities of mortgage-backed securities ("MBS") generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS structures owned.

      At December 31, 2004 and 2003, $620.5 million and $276.0 million, respectively, of investment securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), as well as repurchase agreements and certain deposits. At December 31, 2004 and 2003, no investments in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity.

      Money market investments at December 31, 2003 include $75.0 million of securities purchased under agreements to resell. The maximum and average amount outstanding under these agreements during 2003 was $125.0 million and $72.5 million, respectively. There were no such agreements outstanding at any month-end during 2004. In connection with these agreements, the Company accepted investment securities or loans as collateral, which were maintained at a third-party custodian or with the counterparty and could not be sold or repledged. The collateral was returned at the maturity of the investment, which typically was 30 days or less. Money market investments also include $2.6 million and $43.6 million of federal funds sold at December 31, 2004 and 2003, respectively.

(4)   Loans and Leases

      Loans and leases receivable at December 31, 2004 and 2003 consist of the following (in thousands):

                                                       2004            2003
                                                   -----------     -----------
      Commercial:
           Real estate                             $ 1,081,709         653,976
           Construction                                187,149          86,154
           Business                                    345,520         136,869
           Leases                                       79,358          78,131
                                                   -----------     -----------
              Total commercial                       1,693,736         955,130

      Residential real estate                        1,132,471         948,877
      Consumer:
               Home equity                             247,190         179,282
               Other                                   174,309         202,630
                                                   -----------     -----------
                    Total consumer                     421,499         381,912
                                                   -----------     -----------

              Total loans and leases                 3,247,706       2,285,919
      Net deferred costs and unearned discounts          8,971           8,704
      Allowance for credit losses                      (41,422)        (25,420)
                                                   -----------     -----------
              Total loans and leases, net          $ 3,215,255       2,269,203
                                                   ===========     ===========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Non-accrual loans amounted to $12.0 million, $12.3 million and $7.5 million at December 31, 2004, 2003 and 2002, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $393 thousand, $295 thousand and $182 thousand in 2004, 2003 and 2002, respectively. There were no loans past due 90 days or more that were still accruing interest at December 31, 2004 and 2003. The balance of impaired loans at December 31, 2004 and 2003 amounted to $10.4 million. The allowance for credit losses includes valuation allowances relating to those loans of $1.9 million and $1.7 million, respectively. The aggregate recorded investment of loans whose terms have been modified through a troubled debt restructuring amounted to $4.2 million at December 31, 2004 and $2.5 million at December 31, 2003.

      Residential mortgage loans include loans held for sale of $3.9 million and $2.7 million at December 31, 2004 and December 31, 2003, respectively. Loans sold amounted to $48.6 million, $56.4 million and $55.5 million in 2004, 2003 and 2002, respectively. Gains on the sale of loans were $612 thousand, $1.3 million and $1.0 million in 2004, 2003 and 2002, respectively. Mortgages serviced for others by the Company totaled $325.1 million, $246.1 million and $242.9 million at December 31, 2004, 2003 and 2002, respectively. The mortgage servicing assets recorded as a result of those loans amounted $2.0 million, $1.7 million and $1.4 million at December 31, 2004, 2003 and 2002, respectively.

      The majority of the Company's loans are to customers across Upstate New York. The ultimate collectibility of these loans is susceptible to changes in market conditions in this market area.

      Loans due from certain officers and directors of the Company and affiliates amounted to $2.5 million and $1.9 million at December 31, 2004 and 2003, respectively.

      Changes in the allowance for credit losses are summarized as follows (in thousands):

                                          2004         2003         2002
                                       --------     --------     --------

      Balance, beginning of year       $ 25,420       20,873       18,727
      Provision for credit losses         8,442        7,929        6,824
      Obtained through acquisitions      14,650        2,001           --
      Charge-offs                        (8,226)      (6,760)      (5,804)
      Recoveries                          1,136        1,377        1,126
                                       --------     --------     --------

      Balance, end of year             $ 41,422       25,420       20,873
                                       ========     ========     ========

(5)   Premises and Equipment

      A summary of premises and equipment at December 31, 2004 and 2003 follows (in thousands):

                                                      2004          2003
                                                   ---------     ---------

      Land                                         $   5,008         3,539
      Buildings and improvements                      55,978        40,821
      Furniture and equipment                         53,074        44,309
                                                   ---------     ---------

                                                     114,060        88,669
      Accumulated depreciation and amortization      (52,300)      (44,975)
                                                   ---------     ---------

      Premises and equipment, net                  $  61,760        43,694
                                                   =========     =========

      Rent expense was $3.2 million, $2.1 million and $1.8 million for 2004, 2003 and 2002, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(6)   Goodwill and Other Intangible Assets

      The following table sets forth information regarding the Company's goodwill for 2004 and 2003 (in thousands):

                                                              Financial         Consolidated
                                         Banking segment   services segment         total
                                         ---------------   ----------------     ------------
      Balances at January 1, 2003            $ 66,875             7,226             74,101
      Acquired                                 28,665             4,520             33,185
      Sold                                         --            (1,028)            (1,028)
      Contingent earn-out                          --              (277)              (277)
                                             --------          --------           --------

      Balances at December 31, 2003            95,540            10,441            105,981

      Acquired                                217,735                --            217,735
      Contingent earn-out                          --                66                 66
                                             --------          --------           --------

      Balances at December 31, 2004          $313,275            10,507            323,782
                                             ========          ========           ========

      The Company has performed the required annual goodwill impairment test as of November 1, 2004 and 2003. Based upon the results of these tests, the Company has determined that goodwill was not impaired as of those dates.

      The following table sets forth information regarding the Company's amortizing intangible assets at December 31, 2004 and 2003 (in thousands):

                                                             2004        2003
                                                           --------    --------
      Customer lists:
         Gross amount                                      $ 10,458      10,271
         Accumulated amortization                            (4,873)     (3,693)
                                                           --------    --------

             Net carrying amount                              5,585       6,578
                                                           --------    --------

      Core deposit intangible:
         Gross amount                                        20,157       2,578
         Accumulated amortization                            (3,864)       (439)
                                                           --------    --------

             Net carrying amount                             16,293       2,139
                                                           --------    --------

                 Total amortizing intangible assets, net   $ 21,878       8,717
                                                           ========    ========

      Estimated future amortization expense over the next five years for intangible assets outstanding at December 31, 2004 is as follows (in thousands):

                       2005                          $   4,197
                       2006                              3,428
                       2007                              2,901
                       2008                              2,486
                       2009                              2,123

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(7)   Other Assets

      A summary of other assets at December 31, 2004 and 2003 follows (in thousands):

                                                            2004        2003
                                                         --------    --------

      FHLB stock                                         $ 28,485      19,221
      Accrued interest receivable                          20,016      14,913
      Other receivables and prepaid assets                 18,801      12,061
      Net deferred tax assets (see note 13)                26,836      11,296
      Real estate and limited partnership investments      27,873       4,582
      Other                                                 9,453       8,937
                                                         --------    --------

                                                         $131,464      71,010
                                                         ========    ========

      Included in real estate and limited partnership investments at December 31, 2004 is a $17.3 million, 90% ownership, multi-tenant retail shopping plaza located in the Company's market area, which was acquired from TFC. The Company has reported the investment as a consolidated subsidiary in its financial statements. Also included in real estate and limited partnership investments are $10.6 million and $4.6 million of limited partnership investments at December 31, 2004 and 2003, respectively, that the Company has determined to be variable interest entities which the Company is not the primary beneficiary. These investments were made primarily to support the Company's community reinvestment initiatives and are accounted for under the equity method. The Company's exposure related to these entities is limited to its recorded investment. At December 31, 2004, the Company has committed to invest an additional $2.6 million to these partnerships.

(8)   Deposits

      Deposits consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                2004                          2003
                                                    --------------------------     --------------------------
                                                                      Weighted                       Weighted
                                                                      average                        average
                                                      Balance           rate         Balance           rate
                                                    ----------        --------     ----------        --------
      Core deposits:
           Savings                                  $1,086,769          1.02%      $  654,320          0.78%
           Interest-bearing checking                   912,598          1.06          538,967          0.80
           Noninterest-bearing                         291,491            --          170,384            --
                                                    ----------                     ----------

               Total core deposits                   2,290,858          0.91        1,363,671          0.69

      Certificates maturing:
            Within one year                            768,608          2.15          777,160          2.34
            After one year, through two years          207,467          2.90          140,717          3.09
            After two years, through three years        39,642          3.35           48,686          4.37
            After three years, through four years       23,022          3.18           17,808          3.83
            After four years, through five years         6,111          3.26            4,919          3.08
            After five years                             1,974          3.97            2,255          4.32
                                                    ----------                     ----------
                 Total certificates                  1,046,824          2.37          991,545          2.58
                                                    ----------                     ----------

                 Total deposits                     $3,337,682          1.37%      $2,355,216          1.49%
                                                    ==========                     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Interest expense on deposits is summarized as follows (in thousands):

                                             2004        2003        2002
                                           -------     -------     -------

      Savings                              $ 9,768       6,809      12,750
      Certificates                          23,924      29,232      32,774
      Interest-bearing checking              8,258       4,767       8,087
                                           -------     -------     -------

                                           $41,950      40,808      53,611
                                           =======     =======     =======

      Certificates of deposit issued in amounts over $100 thousand amounted to $234.6 million, $198.0 million and $170.0 million at December 31, 2004, 2003 and 2002, respectively. Interest expense thereon totaled $5.3 million, $5.8 million and $6.3 million in 2004, 2003 and 2002, respectively. Interest rates on all certificates range from 1.00% to 7.70% at December 31, 2004.

(9)   Other Borrowed Funds

      Outstanding borrowings at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                    2004            2003
                                                  --------        --------
      Short-term borrowings:
           FHLB advances                          $105,597          31,573
           Repurchase agreements                   103,639          55,575
                                                  --------        --------

                                                  $209,236          87,148
                                                  ========        ========
      Long-term borrowings:
           FHLB advances                          $231,074         182,928
           Repurchase agreements                   297,291         187,890
           Other                                    13,085              --
                                                  --------        --------

                                                  $541,450         370,818
                                                  ========        ========

      FHLB advances generally bear fixed interest rates ranging from 1.50% to 7.47% and had a weighted average rate of 4.31% at December 31, 2004. Repurchase agreements generally bear fixed interest rates ranging from 0.80% to 6.75% and had a weighted average rate of 3.83% at December 31, 2004.

      Interest expense on borrowings is summarized as follows (in thousands):

                                           2004         2003         2002
                                         -------      -------      -------

      FHLB advances                      $13,132       11,328       14,081
      Repurchase agreements               12,767       10,408        8,256
      Other                                  627           --          159
                                         -------      -------      -------

                                         $26,526       21,736       22,496
                                         =======      =======      =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The Company has lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2004, the FHLB facility totaled $766.7 million with $336.7 million outstanding that was secured by approximately $370.3 million of residential mortgage and multifamily loans. The FRB and commercial bank lines of credit totaled $15.9 million and $50.0 million, respectively, with no borrowings outstanding on either line as of December 31, 2004. Under the commercial bank line of credit agreement, FNFG is required to pledge shares of First Niagara common stock equal to two times the borrowings outstanding and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is equal to the LIBOR rate plus 150 basis points that resets every 30, 60 or 90 days or the Prime Rate less 25 basis points, at the election of FNFG.

      As of December 31, 2004, the Company had entered into repurchase agreements with the FHLB and various broker-dealers, whereby securities available for sale with a carrying value of $400.9 million were pledged to collateralize the borrowings. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturity of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2004, there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of stockholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

      The aggregate maturities of long-term borrowings at December 31, 2004 are as follows (in thousands):

                    2006                                   $  211,868
                    2007                                      108,494
                    2008                                      120,635
                    2009                                        9,141
                    Thereafter                                 91,312
                                                           ----------
                                                           $  541,450
                                                           ==========

(10)  Commitments and Contingent Liabilities

      Loan Commitments

      In the ordinary course of business, the Company extends commitments to originate residential mortgages, commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit. The Company had outstanding commitments to originate loans of approximately $139.3 million and $115.9 million at December 31, 2004 and 2003, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. As the borrower is able to draw on these lines as needed, the funding requirements are generally unpredictable. Unused lines of credit amounted to $367.7 million and $234.3 million at December 31, 2004 and 2003, respectively. The Company also issues standby letters of credit to third parties, which guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract with the third-party. Standby letters of credit amounted to $31.1 million and $20.4 million at December 31, 2004 and 2003, respectively. Since a significant portion of unused commercial lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      To assist with asset and liability management and to provide cash flow to support loan growth, the Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. Commitments to sell residential mortgages amounted to $7.6 million and $3.8 million at December 31, 2004 and 2003, respectively.

      Lease Obligations

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2004 were $2.8 million in 2005; $2.5 million in 2006; $2.2 million in 2007; $2.0 million in 2008;
      $1.9 million in 2009; and a total of $9.1 million thereafter through 2029. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company.

      Contingent Liabilities

      In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements at December 31, 2004.

(11)  Capital

      Office of Thrift Supervision ("OTS") regulations require savings institutions such as First Niagara to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. The Commercial Bank, as a New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") that are substantially similar to the capital requirements imposed on First Niagara. The FDIC regulations require the Commercial Bank to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Commercial Bank must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Under prompt corrective action regulations, an institution's respective regulatory authority is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of banks into five categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

      The actual capital amounts and ratios for First Niagara at December 31, 2004 and 2003 and the Commercial Bank at December 31, 2004 are presented in the following table (in thousands):

                                                                                                     To be well capitalized
                                                                          Minimum                    under prompt corrective
                                          Actual                      capital adequacy                  action provisions
                                 -----------------------        --------------------------        ---------------------------
                                   Amount       Ratio             Amount          Ratio              Amount          Ratio
                                 -----------   ---------        ------------    ----------        -------------     ---------
First Niagara Bank:

December 31, 2004:
Tangible capital                $  537,161       11.40  %       $   70,699          1.50  %         $      N/A          N/A  %
Tier 1 (core) capital              537,161       11.40             188,531          4.00               235,663         5.00
Tier 1 risk-based capital          537,161       16.40                 N/A           N/A               196,545         6.00
Total risk-based capital           578,108       17.65             262,060          8.00               327,575        10.00

December 31, 2003:
Tangible capital                $  411,562       11.87  %       $   52,017          1.50  %         $      N/A          N/A  %
Tier 1 (core) capital              413,700       11.92             138,797          4.00               173,496         5.00
Tier 1 risk-based capital          413,700       17.94                 N/A           N/A               138,366         6.00
Total risk-based capital           439,120       19.04             184,488          8.00               230,610        10.00

First Niagara Commercial Bank:

December 31, 2004:
Leverage Ratio                  $   11,968        6.74  %      $     5,330          3.00  %         $    8,883        5.00  %
Tier 1 risk-based capital           11,968       26.03               1,839          4.00                 2,758        6.00
Total risk-based capital            11,968       26.03               3,678          8.00                 4,597       10.00

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS and FDIC about capital components, risk weightings and other factors. These capital requirements apply only to First Niagara and the Commercial Bank, and do not consider additional capital retained by FNFG.

      Management believes that as of December 31, 2004, First Niagara and the Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized First Niagara and the Commercial Bank as well-capitalized institutions under the prompt corrective action regulations. Management is unaware of any conditions or events since the latest notification from federal regulators, including a $100 million dividend from First Niagara to FNFG in January 2005 in connection with the acquisition of HRB, that have changed the capital adequacy category of First Niagara or the Commercial Bank.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      FNFG's ability to pay dividends to its stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. As a result of the $100 million dividend in connection with the HRB acquisition, OTS approval is now required prior to First Niagara declaring any dividends. The OTS may disapprove a notice if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe this regulatory requirement will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

      During 2004 the Company purchased 2.0 million shares of FNFG common stock, completing its 2.1 million (3%) share repurchase program approved by its Board of Directors and the OTS in July 2003. The average cost of the shares repurchased under this program was $13.44. In August 2004 the Board of Directors approved an additional program to repurchase up to 4.2 million (5%) of FNFG's outstanding common stock. As of December 31, 2004, 571 thousand shares have been repurchased under this program at an average cost of $14.33 per share.

      On January 17, 2003, FNFG converted from mutual to stock form (the "Conversion"). In connection with the Conversion, the 61% of outstanding shares of FNFG common stock owned by First Niagara Financial Group, MHC (the "MHC") was sold to depositors of First Niagara and other public investors (the "Offering"). Completion of the Conversion and Offering resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share. An additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. In connection with the Conversion, the amount of authorized but unissued preferred stock was increased from 5.0 million shares to 50.0 million shares. The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All per share data and references to the number of shares outstanding for purposes of calculating per share amounts prior to January 17, 2003, have been adjusted to give recognition to the exchange ratio applied in the Conversion.

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

      First Niagara established a liquidation account at the time Conversion. The liquidation account was established in an amount equal to First Niagara's net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus for the Conversion (September 30, 2002). In the event of a complete liquidation of First Niagara, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation accounts in an amount equal to their current adjusted account balance for all such depositors then holding qualifying deposits in First Niagara. Accordingly, retained earnings of the Company are deemed to be restricted up to the balances of the liquidation account at December 31, 2004 and 2003. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $129.6 million at December 31, 2004 and $176.3 million at December 31, 2003.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(12)  Stock Based Compensation

      The Company has two stock based compensation plans pursuant to which options may be granted to directors and key employees. The 1999 Stock Option Plan authorizes grants of options to purchase up to 1,390,660 shares of common stock. In 2002, the Board of Directors and stockholders of FNFG adopted a long-term incentive stock benefit plan. That plan authorizes the issuance of up to 834,396 shares of common stock pursuant to grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2004 and 2003, only stock options were granted under the 2002 plan. Under both plans, stock options are granted with an exercise price equal to the stock's market value on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 4 to 5 years from the grant date. At December 31, 2004, there were a total of 552,597 shares available for grant under both plans. The reduction of income taxes paid as a result of the exercise of stock options was $3.0 million, $203 thousand and $477 thousand for 2004, 2003 and 2002, respectively. All stock options and restricted stock awards outstanding and available for grant on January 17, 2003 were adjusted for the 2.58681 exchange ratio applied in the Conversion. Share and per share amounts within this note prior to that date have not been adjusted for this exchange ratio.

      The following is a summary of stock option activity for 2004, 2003, and 2002:

                                                                   Weighted
                                                 Number of          average
                                                  shares        exercise price
                                                 ----------     --------------

      Balance at January 1, 2002                 1,252,225          $10.51
          Granted                                  164,868           29.38
          Exercised                                (90,350)          10.43
                                                ----------

      Balance at December 31, 2002               1,326,743           12.86

          January 17, 2003 Conversion            2,105,289            4.97
          Granted                                  667,900           13.73
          Exercised                               (104,823)           4.38
          Forfeited                                (65,858)           7.13
                                                ----------

      Balance at December 31, 2003               3,929,251            6.44

          Granted                                  780,660           13.15
          Exercised                               (981,738)           4.41
          Forfeited                                (79,219)          12.98
                                                ----------

      Balance at December 31, 2004               3,648,954          $ 8.28
                                                ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The following is a summary of stock options outstanding at December 31, 2004, 2003 and 2002:

                                                        Weighted          Weighted                           Weighted
                                                         average          average                            average
                                        Options         exercise         remaining         Options           exercise
           Exercise price             outstanding         price         life (years)     exercisable          price
      --------------------------     --------------    -----------      ------------    -------------      -----------
      December 31, 2004:
      $3.49 - $3.65                        687,430       $ 3.51             5.46              540,562        $ 3.51
      $4.16                                916,280         4.16             4.38              916,280          4.16
      $4.87 - $12.87                     1,355,884        10.58             8.17              385,734          8.27
      $13.28 - $16.21                      689,360        14.00             8.59              156,175         13.78
                                     -------------                                       ------------

                          Total          3,648,954         8.28             6.79            1,998,751          5.53
                                     =============                                       ============

      December 31, 2003:
      $3.49 - $3.65                        965,510       $ 3.51             6.44              668,152        $ 3.51
      $4.16 - $5.93                      1,859,766         4.30             5.74            1,454,209          4.24
      $6.52 - $9.80                        109,939         8.83             8.26               35,569          8.31
      $11.25 - $16.21                      994,036        13.03             9.21              151,854         12.06
                                     -------------                                       ------------

                          Total          3,929,251         6.44             6.86            2,309,784          4.60
                                     =============                                       ============

      December 31, 2002:
      $9.03 - $12.60                     1,135,375       $10.41             6.99              544,495        $10.37
      $13.80 - $16.86                       26,500        15.48             8.73                5,125         15.67
      $25.35 - $31.54                      164,868        29.38             9.62                   --            --
                                     -------------                                       ------------

                          Total          1,326,743        12.86             7.35              549,620         10.42
                                     =============                                       ============

      During 1999, the Company allocated 556,264 shares for issuance under a Restricted Stock Plan. The plan grants shares of FNFG's stock to executive management, members of the Board of Directors and key employees. The restricted stock generally vests over five years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted. At December 31, 2004, there were 345,410 unvested shares outstanding and 177,756 additional shares available for grant under the plan. Shares granted under the Restricted Stock Plan during 2004, 2003 and 2002 totaled 140,100, 97,100 and 45,315, respectively, and had a weighted average market value on the date of grant of $13.36, $13.49 and $26.99, respectively. Compensation expense related to this plan amounted to $1.1 million, $1.4 million and $927 thousand for 2004, 2003 and 2002, respectively.

(13)  Income Taxes

      Total income taxes were allocated as follows (in thousands):

                                               2004         2003         2002
                                             --------     --------     --------

      Income from continuing operations      $ 26,859       18,646       18,752
      Income from discontinued operations          --        1,868          402
      Stockholders' equity                     (6,751)      (2,877)      (1,345)
                                             ========     ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The components of income taxes attributable to income from continuing and discontinued operations are as follows (in thousands):

                                                            2004       2003       2002
                                                          -------    -------    -------
      Continuing Operations:
      Current:
             Federal                                      $17,760     14,888     16,182
             State                                          1,759        901      1,470
                                                          -------    -------    -------
                                                           19,519     15,789     17,652
                                                          -------    -------    -------
      Deferred:
             Federal                                        6,680      2,447       (549)
             State                                            660        410      1,649
                                                          -------    -------    -------
                                                            7,340      2,857      1,100
                                                          -------    -------    -------

               Income taxes from continuing operations     26,859     18,646     18,752

             Income taxes from discontinued operations         --      1,868        402
                                                          -------    -------    -------

                Total income taxes                        $26,859     20,514     19,154
                                                          =======    =======    =======

      The Company's effective tax rate for 2004, 2003 and 2002 was 34.1%, 36.2% and 38.3%, respectively. Income tax expense attributable to income from continuing operations differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                             2004         2003         2002
                                                           --------     --------     --------
      Expected tax expense from continuing operations      $ 27,537       19,106       17,206
      Increase (decrease) attributable to:
            State income taxes, net of Federal
                  benefit and deferred state tax              1,876          757          820
            Bank-owned life insurance income                 (1,287)      (1,202)        (930)
            Municipal interest                               (1,677)        (499)        (430)
            Nondeductible ESOP expense                          416          450          209
            Amortization of goodwill and intangibles            186          186          233
            New York State bad debt tax expense
                recapture, net of Federal benefit                --           --        1,784
            Other                                              (192)        (152)        (140)
                                                           --------     --------     --------

                Income taxes from continuing operations    $ 26,859       18,646       18,752
                                                           ========     ========     ========

      Prior to 2002, First Niagara was subject to special provisions in the New York State tax law that allowed it to deduct on its tax return bad debt expenses in excess of those actually incurred based on a specified formula ("excess reserve") as long as First Niagara was able to maintain the required percentage of qualified assets to total assets. In 2002, First Niagara was no longer able to maintain this required percentage of qualified assets and therefore is required to repay this excess reserve. Accordingly, the Company recorded a $1.8 million deferred tax liability for the recapture of this excess reserve in 2002. It is anticipated that the tax liability will be repaid over a period of 10 to 15 years. At December 31, 2004, First Niagara's federal pre-1988 reserve, for which no federal income tax provision has been made, was $24.3 million.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

                                                                2004         2003
                                                              --------     --------

      Deferred tax assets:
         Financial statement allowance for credit losses      $ 16,527       10,143
         Net purchase discount on acquired companies               157          663
         Deferred compensation                                   3,459        2,749
         Post-retirement benefit obligation                      3,081        1,626
         Unrealized loss on securities available for sale        3,390          226
         Net operating loss carryforwards acquired              11,466        1,228
         Other                                                     853          653
                                                              --------     --------

                     Total gross deferred tax assets            38,933       17,288
                 Valuation allowance                                --           --
                                                              --------     --------
                 Net deferred tax assets                        38,933       17,288
                                                              --------     --------
      Deferred tax liabilities:
         Tax return allowance for credit losses, in excess
               of base year amount                              (1,575)      (1,930)
         Excess of tax return depreciation over financial
               statement depreciation                           (1,237)      (1,179)
         Acquired intangibles                                   (6,154)        (797)
         Pension obligation                                     (2,300)      (1,421)
         Other                                                    (831)        (665)
                                                              --------     --------

                     Total gross deferred tax liabilities      (12,097)      (5,992)
                                                              --------     --------

                      Net deferred tax asset                  $ 26,836       11,296
                                                              ========     ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2004.

      During 2003, the Company sold its wholly-owned subsidiary, NOVA Healthcare Administrators, Inc., which generated a pre-tax gain of $2.1 million. For income tax purposes, this sale was treated as an asset sale, which resulted in approximately $1.9 million in federal and state tax expense.

      A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. At December 31, 2004, First Niagara had net operating loss carryforwards of $28.7 million for federal income tax purposes and $28.6 million for New York State income tax purposes, which will expire in 2023. These losses were obtained through the acquisition of Troy Financial Corporation and the usage of these losses is subject to an annual limitation.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      First Niagara is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. There are no indications of any material adjustments for any examination currently being conducted by these taxing authorities.

(14)  Earnings Per Share

      The following is the computation of basic and diluted earnings per share for the periods indicated. All references to the number of shares outstanding for purposes of calculating 2002 per share amounts have been restated to give recognition to the 2.58681 exchange ratio applied in the January 17, 2003 Conversion (in thousands except per share amounts):

                                                                     2004         2003         2002
                                                                   --------     --------     --------
      Net income available to common stockholders                  $ 51,817       36,106       30,795
                                                                   ========     ========     ========

      Weighted average shares outstanding:
           Total shares issued                                       83,703       71,069       76,973
           Unallocated ESOP shares                                   (3,991)      (4,050)      (2,227)
           Unvested restricted stock awards                            (385)        (433)        (567)
           Treasury shares                                             (577)        (475)      (9,734)
                                                                   --------     --------     --------

              Total basic weighted average shares outstanding        78,750       66,111       64,445

          Incremental shares from assumed exercise of
             stock options                                            1,103        1,436        1,224
          Incremental shares from assumed vesting of
             restricted stock awards                                    117          207          214
                                                                   --------     --------     --------

              Total diluted weighted average shares outstanding      79,970       67,754       65,883
                                                                   ========     ========     ========

      Basic earnings per share                                     $   0.66         0.55         0.48
                                                                   ========     ========     ========

      Diluted earnings per share                                   $   0.65         0.53         0.47
                                                                   ========     ========     ========

      The above diluted weighted average share calculations do not include 347 thousand, 60 thousand and 182 thousand of stock option and restricted stock awards for 2004, 2003 and 2002, respectively, as they are not dilutive to the earnings per share calculations.

(15)  Benefit Plans

      401(k) Plan

      Employees of the Company that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Company contributes an amount to the plan equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. The Company's contribution to these plans amounted to $1.6 million, $1.4 million and $1.3 million for 2004, 2003 and 2002, respectively.

      Employee Stock Ownership Plan ("ESOP")

      Employees of the Company that meet certain age and service requirements are eligible to participate in the Company's ESOP. The ESOP holds shares of FNFG common stock that were purchased in the 1998 initial public offering, the Offering and in the open market. The 2,050,000 shares purchased in the Offering were purchased at the $10 per share offering price. The purchased shares were funded by loans in 1998 and 2003

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      from FNFG payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from First Niagara and dividends on allocated and unallocated FNFG stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. Compensation expense is recognized in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $1.9 million, $2.0 million and $1.1 million was recognized for 2004, 2003 and 2002, respectively, in connection with the 154,499, 154,499 and 45,786 shares allocated to participants during those respective years. The amount of unallocated and allocated FNFG shares held by the ESOP were 3,895,159 and 822,201, respectively, at December 31, 2004 and 4,049,658 and 713,245,
      respectively, at December 31, 2003. The fair value of unallocated ESOP shares was $54.3 million and $60.6 million at December 31, 2004 and 2003, respectively.

      Pension Plans

      Effective February 1, 2002, the Company froze all benefit accruals and participation in the First Niagara pension plan. Accordingly, subsequent to that date, no employees are permitted to commence participation in the plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the plan. Additionally, all pension plans acquired by the Company in connection with its previous whole-bank acquisitions are frozen prior to the completion of the transaction.

      Information regarding the Company's pension plans at December 31, 2004 and 2003 are as follows (in thousands):

                                                                   2004         2003
                                                                 --------     --------
      Change in projected benefit obligation:
          Projected benefit obligation at beginning of year      $ 16,818       11,173
          Projected benefit obligation assumed in acquisition      22,380        4,353
          Interest cost                                             2,115          868
          Actuarial loss                                            2,178        1,245
          Benefits paid                                            (1,724)        (615)
          Settlements                                                 (69)        (206)
          Plan amendments                                             203           --
                                                                 --------     --------

          Projected benefit obligation at end of year              41,901       16,818
                                                                 --------     --------

      Change in fair value of plan assets:
          Fair value of plan assets at beginning of year           14,675        8,186
          Plan assets acquired                                     23,067        2,412
          Employer contributions                                    2,945        3,839
          Actual gain on plan assets                                1,434        1,059
          Benefits paid                                            (1,724)        (615)
          Settlements                                                 (69)        (206)
                                                                 --------     --------

          Fair value of plan assets at end of year                 40,328       14,675
                                                                 --------     --------

          Projected benefit obligation in excess of plan
             assets at end of year                                 (1,573)      (2,143)
          Unrecognized actuarial loss                               8,087        4,508
                                                                 --------     --------

      Prepaid pension costs                                      $  6,514        2,365
                                                                 ========     ========

      Accumulated benefit obligation                             $ 41,901       16,818
                                                                 ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      On January 16, 2004, in connection with its acquisition of TFC, the Company became the sponsor of TSB's retirement plan, which was frozen on December 31, 2003. This plan had an accumulated benefit obligation of $22.4 million and a fair value of plan assets of $23.1 million at the time of acquisition.

      During 2004 the Company contributed $2.9 million to its defined benefit pension plans and anticipates making $177 thousand of contributions in 2005. As of December 31, 2004, the Company has met all minimum ERISA funding requirements. As of October 1, 2004 and 2003 the accumulated benefit obligation of one of First Niagara's unfunded pension plans exceeded the fair value of its assets. Accordingly, the Company has recorded within stockholders' equity a $552 thousand (gross) additional minimum pension liability net of taxes of $221 thousand for 2004 and a $665 thousand (gross) additional minimum pension liability net of taxes of $266 thousand for 2003. The projected benefit obligation for this plan was $2.0 million at October 1, 2004 and 2003.

      Net pension cost is comprised of the following (in thousands):

                                                    2004       2003       2002
                                                  -------    -------    -------

      Interest cost                               $ 2,115        868        751
      Expected return on plan assets               (2,934)      (871)      (892)
      Amortization of unrecognized loss               275        207         --
      Service cost                                     --         --        288
      Amortization of unrecognized
          prior service liability                      --         --         58
      Curtailment credit                               --         --       (998)
                                                  -------    -------    -------

             Net periodic pension cost (income)   $  (544)       204       (793)
                                                  =======    =======    =======

      As a result of freezing the First Niagara plan in 2002, the Company recognized a one-time pension curtailment gain of $998 thousand.

      The principal actuarial assumptions used were as follows:

                                                            2004        2003        2002
                                                          -------     -------     -------
      Discount rate                                          5.75%       6.00%       6.50%
      Expected long-term rate of return on plan assets       9.00%       9.00%       8.50%
                                                          =======     =======     =======

      The expected long-term rate of return on plan assets was determined based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plans' target allocation of asset classes. Equities and fixed income securities were assumed to earn a return above the inflation rate in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected return.

      The weighted average asset allocation of the Company's pension plans at October 1, 2004 and 2003, the plans measurement date, were as follows (in thousands):

                                                         2004           2003
                                                       --------       --------
      Asset Category:
         Equity mutual funds                                 69%            67%
         Bond mutual funds                                   31%            33%
                                                       --------       --------

                                                            100%           100%
                                                       ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

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

      Estimated benefit payments under the Company's pension plans over the next ten years at December 31, 2004 is as follows (in thousands):

                             2005                           $  1,894
                             2006                              1,901
                             2007                              1,902
                             2008                              1,974
                             2009                              2,059
                          2010-2014                           11,734

      Other Post-retirement Benefits

      The Company has modified its post-retirement plan so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. A reconciliation of the benefit obligation and accrued benefit cost of the Company's post-retirement plan at December 31, 2004 and 2003 are as follows (in thousands):

                                                                     2004        2003
                                                                   -------     -------
      Change in accumulated post-retirement benefit obligation:
         Accumulated post-retirement benefit
            obligation at beginning of year                        $ 4,987       4,011
         Post-retirement  benefit obligation assumed in
            acquisition                                              3,576         610
         Interest cost                                                 434         277
         Actuarial loss                                                  5         408
         Benefits paid                                                (387)       (319)
                                                                   -------     -------
      Accumulated post-retirement benefit obligation
         at end of year                                              8,615       4,987

      Fair value of plan assets at end of year                          --          --
                                                                   -------     -------

      Post-retirement benefit obligation in excess
            of plan assets at end of year                           (8,615)     (4,987)
         Unrecognized actuarial loss                                 1,583       1,667
         Unrecognized prior service cost                              (691)       (755)
                                                                   -------     -------
      Accrued post-retirement benefit
         cost at end of year                                       $(7,723)     (4,075)
                                                                   =======     =======

      Accumulated post-retirement benefit obligation               $ 8,615       4,987
                                                                   =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      The components of net periodic post-retirement benefit cost are as follows (in thousands):

                                                          2004      2003      2002
                                                         -----     -----     -----
      Interest cost                                      $ 434       277       230
      Amortization of unrecognized loss                     90        53        13
      Amortization of unrecognized prior service cost      (64)      (64)      (64)
                                                         -----     -----     -----

          Total periodic cost                            $ 460       266       179
                                                         =====     =====     =====

      The principal actuarial assumptions used were as follows:

                                                        2004        2003        2002
                                                      -------     -------     -------
      Discount rate                                      5.75%       6.00%       6.50%
      Assumed rate of future compensation increase       4.00%       4.00%       4.00%
                                                      =======     =======     =======

      The Company uses an October 1 measurement date for its post-retirement plan. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.0% for 2005, and gradually decreased to 4.5% by 2008 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2004 would have increased by 12% and total periodic cost would have increased by 7%. If the rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2004 would have decreased by 10% and the total periodic cost would have decreased by 6%. The Company does not anticipate making any contributions to its post-retirement plan in 2005.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") introduced prescription drug benefits under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted, the Company has elected to defer recognizing the effects of the Medicare Act from the calculation of its accumulated post-retirement benefit obligation and cost. In January 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. An estimate of the Medicare Act's effect on the Company's post-retirement benefit obligation and cost has not yet been determined but is not expected to be significant to the Company's consolidated statement of condition or results of operations.

      Estimated benefit payments under the Company's post-retirement plan over the next ten years at December 31, 2004 is as follows (in thousands):

                   2005                        $   543,451
                   2006                            560,802
                   2007                            572,143
                   2008                            580,037
                   2009                            587,791
                2010-2014                        3,046,560

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans amounted to $4.5 million, $3.7 million and $2.5 million for 2004, 2003 and 2002, respectively. The Company also maintains various unfunded supplemental benefit plans for certain former and present executive officers. The accrued benefit liability under these plans was $2.5 million and $2.4 million at December 31, 2004 and 2003, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(16)  Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                                    Carrying      Estimated fair
                                                      value           value
                                                   -----------    --------------
      December 31, 2004:
          Financial assets:
             Cash and cash equivalents             $    67,642         67,642
             Securities available for sale           1,170,129      1,170,129
             Loans and leases, net                   3,215,255      3,262,380
             FHLB stock                                 28,485         28,485
          Financial liabilities:
             Deposits                              $ 3,337,682      3,331,553
             Borrowings                                750,686        769,257

      December 31, 2003:
          Financial assets:
             Cash and cash equivalents             $   174,252        174,252
             Securities available for sale             845,883        845,883
             Loans and leases, net                   2,269,203      2,335,908
             FHLB stock                                 19,221         19,221
          Financial liabilities:
             Deposits                              $ 2,355,216      2,362,520
             Borrowings                                457,966        485,777

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

      Fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

      Cash and Cash Equivalents

      The carrying value approximates the fair value because the instruments have original maturities of three months or less.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Securities Available for Sale

      The carrying value and fair value are estimated based on year-end quoted market prices.

      Loans and Leases

      Variable-rate loans reprice as the rate they are indexed to changes. Therefore, the carrying value of such loans approximates their fair value.

      The fair value of fixed-rate loans and leases are calculated by discounting scheduled cash flows through estimated maturity using year-end origination rates. The estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.

      FHLB Stock

      FHLB stock carrying value approximates fair value.

      Deposits

      The fair value of deposits with no stated maturity, such as savings and checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, using rates currently offered for deposits of similar remaining maturities.

      Borrowings

      The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity using current market rates.

      Commitments

      The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in note 10.

(17)  Segment Information

      The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance, investment advisory and trust operations. The banking segment includes the results of First Niagara excluding financial services. The results of operations from NOVA Healthcare Administrators, Inc., the third-party benefit plan administrator subsidiary sold in February 2003, are included as discontinued operations in the financial services segment. Transactions between the banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

      Information for the Company's segments for the years ended December 31, 2004, 2003 and 2002 is presented in the following table (in thousands):

                                                         Financial                    Consolidated
                                          Banking        services     Eliminations        total
                                          --------       --------     ------------    ------------
2004
Net interest income                       $156,071             31             --         156,102
Provision for credit losses                  8,442             --             --           8,442
                                          --------       --------       --------        --------
     Net interest income after
       provision for credit losses         147,629             31             --         147,660
Noninterest income                          29,705         22,227            (66)         51,866
Amortization of core deposit and
       other intangibles                     3,435          1,170             --           4,605
Other noninterest expense                   98,961         17,350            (66)        116,245
                                          --------       --------       --------        --------
     Income before income taxes             74,938          3,738             --          78,676
Income tax expense                          25,364          1,495             --          26,859
                                          --------       --------       --------        --------

     Net income                           $ 49,574          2,243             --          51,817
                                          ========       ========       ========        ========

2003
Net interest income                       $107,354             61             --         107,415
Provision for credit losses                  7,929             --             --           7,929
                                          --------       --------       --------        --------
     Net interest income after
       provision for credit losses          99,425             61             --          99,486
Noninterest income                          25,070         18,346            (37)         43,379
Amortization of core deposit and
       other intangibles                       439            945             --           1,384
Other noninterest expense                   72,420         14,510            (37)         86,893
                                          --------       --------       --------        --------
  Income from continuing operations
       before income taxes                  51,636          2,952             --          54,588
Income taxes from continuing
  operations                                17,465          1,181             --          18,646
                                          --------       --------       --------        --------
  Income from continuing operations         34,171          1,771             --          35,942
Income from discontinued operations             --            164             --             164
                                          --------       --------       --------        --------

Net income                                $ 34,171          1,935             --          36,106
                                          ========       ========       ========        ========

2002
Net interest income                       $ 91,425            105             --          91,530
Provision for credit losses                  6,824             --             --           6,824
                                          --------       --------       --------        --------
     Net interest income after
       provision for credit losses          84,601            105             --          84,706
Noninterest income                          25,500         16,372            (85)         41,787
Amortization of core deposit and
       other intangibles                        --            677             --             677
Other noninterest expense                   63,873         12,866            (85)         76,654
                                          --------       --------       --------        --------
  Income from continuing operations
       before income taxes                  46,228          2,934             --          49,162
Income taxes from continuing
  operations                                17,578          1,174             --          18,752
                                          --------       --------       --------        --------
  Income from continuing operations         28,650          1,760             --          30,410
Income from discontinued operations             --            385             --             385
                                          --------       --------       --------        --------

     Net income                           $ 28,650          2,145             --          30,795
                                          ========       ========       ========        ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

(18)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition of FNFG as of December 31, 2004 and 2003 and the related condensed statements of income and cash flows for 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                                 2004        2003
                                                               --------    --------
      Condensed Statements of Condition
             Assets:
                   Cash and cash equivalents                   $  4,230     167,777
                   Investment securities available for sale       2,565          55
                   Loan receivable from ESOP                     31,410      31,980
                   Investment in subsidiary                     883,249     525,846
                   Other assets                                   7,275       3,217
                                                               --------    --------

                         Total assets                          $928,729     728,875
                                                               ========    ========

             Accounts payable and other liabilities            $    567         701
             Stockholders' equity                               928,162     728,174
                                                               --------    --------

                     Total liabilities and stockholders'
                     equity                                    $928,729     728,875
                                                               ========    ========

                                                           2004         2003         2002
                                                         --------     --------     --------
      Condensed Statements of Income
          Interest income                                $  1,815        2,958          736
          Dividends received from subsidiary               38,600       32,500       10,900
                                                         --------     --------     --------
               Total interest income                       40,415       35,458       11,636
          Interest expense                                     --           --          166
                                                         --------     --------     --------
               Net interest income                         40,415       35,458       11,470
          Net realized gains (losses) on securities
                available for sale                             --          (79)         397
          Noninterest expense                               3,575        2,770        1,817
                                                         --------     --------     --------
                Income before income taxes and
                     undisbursed income of subsidiary      36,840       32,609       10,050
          Income tax benefit                                 (808)        (101)        (355)
                                                         --------     --------     --------
                Income before undisbursed
                     income of subsidiary                  37,648       32,710       10,405
          Undisbursed income of subsidiary                 14,169        3,396       20,390
                                                         --------     --------     --------

                              Net income                 $ 51,817       36,106       30,795
                                                         ========     ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

Condensed Statements of Cash Flows                               2004          2003          2002
                                                              ---------     ---------     ---------
Cash flows from operating activities:
      Net income                                              $  51,817        36,106        30,795
      Adjustments to reconcile net income to
            net cash provided by operating activities:
                Undisbursed income of subsidiary                (14,169)       (3,396)      (20,390)
                Net realized (gains) losses on securities
                   available for sale                                --            79          (397)
                Stock based compensation expense                  1,099         1,501           927
                Deferred income tax expense (benefit)              (207)         (130)           36
                (Increase) decrease in other assets                 267        (4,201)         (476)
                Increase (decrease) in other liabilities           (760)       (1,169)          189
                                                              ---------     ---------     ---------
                        Net cash provided by operating
                             activities                          38,047        28,790        10,684
                                                              ---------     ---------     ---------

Cash flow from investing activities:
      Proceeds from sales of securities available for
      sale                                                          206         3,543           986
      Purchases of securities available for sale                 (1,000)           --          (582)
      Principal payments on securities available for sale            --            --         3,405
      Acquisitions, net of cash acquired                       (146,538)      (28,128)           --
      Repayment of ESOP loan receivable                             570           681           477
                                                              ---------     ---------     ---------
                        Net cash provided by (used in)
                             investing activities              (146,762)      (23,904)        4,286
                                                              ---------     ---------     ---------

Cash flows from financing activities:
     Purchase of treasury stock                                 (34,961)       (1,604)           --
     Net proceeds from second step offering                          --       195,454            --
     Purchase of common stock by ESOP                                --       (20,500)           --
     Repayment of short-term borrowings                              --            --        (4,500)
     Proceeds from exercise of stock options                      4,049           459           942
     Dividends paid on common stock                             (23,920)      (14,642)      (10,794)
                                                              ---------     ---------     ---------

                       Net cash provided by (used in)
                            financing activities                (54,832)      159,167       (14,352)
                                                              ---------     ---------     ---------
                       Net increase (decrease) in cash and
                            cash equivalents                   (163,547)      164,053           618
     Cash and cash equivalents at beginning
           of year                                              167,777         3,724         3,106
                                                              ---------     ---------     ---------

     Cash and cash equivalents at end of year                 $   4,230       167,777         3,724
                                                              =========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

      Evaluation of Disclosure Controls and Procedures - With the participation of management, the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Management's Report on Internal Control Over Financial Reporting - Filed herewith under Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      Information regarding executive compensation in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

      Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      Information regarding certain relationships and related transactions in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
--------------------------------------------------------------------------------

      Information regarding the fees paid to and services provided by KPMG LLP, the Company's independent registered public accounting firm in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

      (b)   Reports on Form 8-K

            On October 18, 2004, the Company filed a Current Report on Form 8-K which disclosed third quarter 2004 financial results. Such Current Report, as an Item 9.01 exhibit included the Company's press release dated October 18, 2004.

            On December 7, 2004, the Company filed a Current Report on Form 8-K which disclosed that it amended its revolving credit agreement (the Agreement) with Fifth Third Bank to increase the maximum amount the Company may borrow from $25.0 million to $50.0 million. The Company also disclosed that the amended Agreement calls for the Company to increase the amount of shares of First Niagara pledged to secure the Agreement, and that it must continue to comply with the financial covenants set forth in the original agreement. This Current Report on Form 8-K also disclosed that on December 2, 2004, the Company issued a joint press release with Hudson River Bancorp, Inc. disclosing that they have received all necessary regulatory approvals to proceed with their merger. Such Current Report, as Item
            9.01 exhibits included the amended and restated revolving credit promissory note and the Company's press release dated December 2, 2004.

--------------------------------------------------------------------------------

      (c)   Exhibits

            The exhibits listed below are filed herewith or are incorporated by reference to other filings.

            Exhibit Index to Form 10-K
            --------------------------

            Exhibit 3.3       Certificate of Incorporation (1)

            Exhibit 3.4       Bylaws (2)

            Exhibit 10.1 Form of Employment Agreement with the Named Executive Officers (3)

            Exhibit 10.2      First Niagara Bank Deferred Compensation Plan (4)

            Exhibit 10.3 First Niagara Financial Group, Inc. 1999 Stock Option Plan (5)

            Exhibit 10.4 First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(5)

            Exhibit 10.5 First Niagara Financial Group, Inc. 2002 Long-Term Incentive Stock Benefit Plan (6)

            Exhibit 10.6 First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (7)

            Exhibit 10.7 Residential Mortgage Program Agreement with Homestead Funding Corp. (8)

            Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 14 to Notes to Consolidated Financial Statements)

            Exhibit 14        Code of Ethics for Senior Financial Officers (9)

            Exhibit 21        Subsidiary of First Niagara Financial Group, Inc.
                              (See Part I, Item 1 of Form 10-K)

            Exhibit 23        Consent of Independent Registered Public
                              Accounting Firm

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002, as amended by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.
(3) Incorporated by reference to the Company's Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.
(5) Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.
(6) Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 27, 2002.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004.
(8)   Confidential treatment requested for portions of this exhibit.
(9) Incorporated by reference to the Company's 2003 Annual Report on Form 10K filed with the Securities and Exchange Commission on March 12, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST NIAGARA FINANCIAL GROUP, INC.


Date: March 14, 2005                   By: /s/ Paul J. Kolkmeyer
                                           -------------------------------------
                                           Paul J. Kolkmeyer
                                           President and Chief Executive Officer

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

       Signatures                                      Title                                 Date
       ----------                                      -----                                 ----
/s/ Paul J. Kolkmeyer                 President and Chief Executive Officer             March 14, 2005
---------------------
Paul J. Kolkmeyer

/s/ John R. Koelmel                   Executive Vice President,                         March 14, 2005
-------------------                   Chief Financial Officer
John R. Koelmel

/s/ Gordon P. Assad                   Director                                          March 14, 2005
-------------------
Gordon P. Assad

/s/ John J. Bisgrove, Jr.             Director                                          March 14, 2005
-------------------------
John J. Bisgrove, Jr.

/s/ G. Thomas Bowers                  Director                                          March 14, 2005
--------------------
G. Thomas Bowers

/s/ James W. Currie                   Director                                          March 14, 2005
-------------------
James W. Currie

/s/ Daniel J. Hogarty, Jr.            Vice Chairman                                     March 14, 2005
--------------------------
Daniel J. Hogarty, Jr.

/s/ William H. Jones                  Vice Chairman                                     March 14, 2005
--------------------
William H. Jones

/s/ Daniel W. Judge                   Director                                          March 14, 2005
-------------------
Daniel W. Judge

/s/ Richard P. Koskey                 Director                                          March 14, 2005
---------------------
Richard Koskey

/s/ B. Thomas Mancuso                 Director                                          March 14, 2005
---------------------
B. Thomas Mancuso

/s/ James Miklinski                   Director                                          March 14, 2005
-------------------
James Miklinski

/s/ Sharon D. Randaccio               Director                                          March 14, 2005
-----------------------
Sharon D. Randaccio

/s/ Robert G. Weber                   Chairman                                          March 14, 2005
-------------------
Robert G. Weber

/s/ Louise Woerner                    Director                                          March 14, 2005
------------------
Louise Woerner

/s/ David M. Zebro                    Director                                          March 14, 2005
------------------
David M. Zebro