Form 10-Q
period 2005-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2005-05-09
CIK 1051741

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

                  For the quarterly period ended March 31, 2005

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

The Registrant had 115,619,758 shares of Common Stock, $0.01 par value, outstanding as of May 6, 2005.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2005

                                TABLE OF CONTENTS

Item Number                                                               Page Number
-----------                                                               -----------
                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

    Condensed Consolidated Statements of Condition as of
      March 31, 2005 and December 31, 2004 (unaudited)......................   3

    Condensed Consolidated Statements of Income for the
      three months ended March 31, 2005 and 2004 (unaudited)................   4

    Condensed Consolidated Statements of Comprehensive Income for the
      three months ended March 31, 2005 and 2004 (unaudited)................   5

    Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 2005 and 2004 (unaudited)........   6

    Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2005 and 2004 (unaudited)................   7

    Notes to Condensed Consolidated Financial Statements (unaudited)........   8

2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................  12

3.  Quantitative and Qualitative Disclosures about Market Risk..............  18

4.  Controls and Procedures.................................................  19

                           PART II - OTHER INFORMATION

1.  Legal Proceedings.......................................................  19

2.  Unregistered Sales of Equity Securities and Use of Proceeds.............  19

3.  Defaults upon Senior Securities.........................................  19

4.  Submission of Matters to a Vote of Security Holders.....................  19

5.  Other Information.......................................................  20

6.  Exhibits................................................................  20

Signatures..................................................................  20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                         March 31,      December 31,
                                                                           2005             2004
                                                                        -----------     ------------
                                                                        (In thousands, except share
                                Assets                                     and per share amounts)
Cash and due from banks ............................................    $   105,652     $    64,342
Money market investments ...........................................          2,194           3,300
Securities available for sale ......................................      1,741,486       1,170,129
Loans and leases, net ..............................................      4,923,449       3,215,255
Bank-owned life insurance ..........................................        117,347          86,464
Premises and equipment, net ........................................         89,866          61,760

Goodwill ...........................................................        682,327         323,782
Core deposit and other intangibles .................................         55,864          21,878
Other assets .......................................................        189,791         131,464
                                                                        -----------     -----------
                    Total assets ...................................    $ 7,907,976     $ 5,078,374
                                                                        ===========     ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits .........................................................    $ 5,175,735     $ 3,337,682
  Short-term borrowings ............................................        384,399         209,236
  Long-term borrowings .............................................        851,461         541,450
  Other liabilities ................................................        105,668          61,844
                                                                        -----------     -----------
                    Total liabilities ..............................      6,517,263       4,150,212
                                                                        -----------     -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized;
      none issued ..................................................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
      120,046,007 shares issued in 2005 and 84,298,473 shares issued
      in 2004 ......................................................          1,200             843
    Additional paid-in capital .....................................      1,235,964         751,175
    Retained earnings ..............................................        246,583         238,048
    Accumulated other comprehensive loss ...........................        (15,457)         (5,437)
    Common stock held by ESOP, 3,856,532 shares in 2005 and
      3,895,159 shares in 2004 .....................................        (28,994)        (29,275)
    Unearned compensation - recognition and retention plan,
      403,205 shares in 2005 and 345,410 shares in 2004 ............         (3,740)         (3,173)
    Treasury stock, at cost, 3,326,741 shares in 2005
      and 1,781,029 shares in 2004 .................................        (44,843)        (24,019)
                                                                        -----------     -----------
                    Total stockholders' equity .....................      1,390,713         928,162
                                                                        -----------     -----------
                    Total liabilities and stockholders' equity .....    $ 7,907,976     $ 5,078,374
                                                                        ===========     ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                2005               2004
                                                                            ------------      ------------
                                                                       (In thousands, except per share amounts)
Interest income:
  Loans and leases, including fees ...............................          $     72,223      $     45,034
  Securities available for sale and other investments ............                14,292             8,022
                                                                            ------------      ------------
             Total interest income ...............................                86,515            53,056

Interest expense:
   Deposits ......................................................                15,765            10,285
   Borrowings ....................................................                10,520             6,168
                                                                            ------------      ------------
             Total interest expense ..............................                26,285            16,453
                                                                            ------------      ------------

        Net interest income ......................................                60,230            36,603
Provision for credit losses ......................................                 2,301             1,750
                                                                            ------------      ------------

             Net interest income after provision for credit losses                57,929            34,853

Noninterest income:
   Banking services ..............................................                 7,989             4,210
   Risk management services ......................................                 5,869             4,448
   Wealth management services ....................................                 1,441             1,074
   Lending and leasing ...........................................                 1,576             1,073
   Bank-owned life insurance .....................................                 1,056               867
   Other .........................................................                   480               179
                                                                            ------------      ------------
             Total noninterest income ............................                18,411            11,851
                                                                            ------------      ------------

Noninterest expense:
   Salaries and employee benefits ................................                22,209            15,883
   Occupancy and equipment .......................................                 4,477             3,356
   Technology and communications .................................                 4,064             2,608
   Professional services .........................................                 2,544               781
   Marketing and advertising .....................................                 1,711               956
   Amortization of  core deposit and other intangibles ...........                 2,508             1,041
   Other .........................................................                 6,340             3,954
                                                                            ------------      ------------
             Total noninterest expense ...........................                43,853            28,579
                                                                            ------------      ------------

             Income before income taxes ..........................                32,487            18,125
Income taxes .....................................................                11,392             6,210
                                                                            ------------      ------------
        Net income ...............................................          $     21,095      $     11,915
                                                                            ============      ============

Basic and diluted earnings per common share ......................          $       0.19      $       0.15

Weighted average common shares outstanding:
              Basic ..............................................               108,200            77,407
              Diluted ............................................               109,246            78,917

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                             2005              2004
                                                                          ----------       ----------
                                                                                 (In thousands)
Net income .......................................................        $   21,095       $   11,915

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period ..           (10,138)           4,387
        Reclassification adjustment for realized gains included in
             net income ..........................................                (3)             (36)
                                                                          ----------       ----------
                                                                             (10,141)           4,351

  Minimum pension liability adjustment ...........................               121               --
                                                                          ----------       ----------

             Total other comprehensive income (loss) .............           (10,020)           4,351
                                                                          ----------       ----------

           Total comprehensive income ............................        $   11,075       $   16,266
                                                                          ==========       ==========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                            Accumulated       Common
                                                Additional                     other          stock
                                    Common       paid-in       Retained    comprehensive     held by
                                    stock        capital       earnings     income(loss)       ESOP
                                  ----------    ----------    ----------   -------------    ----------
                                                (In thousands, except per share amounts)
Balances at January 1, 2005 ..    $      843       751,175       238,048         (5,437)       (29,275)

Net income ...................            --            --        21,095             --             --
Total other comprehensive
loss, net ....................            --            --            --        (10,020)            --
Common stock issued for the
acquisition of Hudson River
Bancorp ......................           357       484,093            --             --             --
Purchase of treasury shares ..            --            --            --             --             --
Exercise of stock options ....            --           440        (2,284)            --             --
ESOP shares committed to be
released .....................            --           238            --             --            281
Recognition and retention plan            --            18           (13)            --             --
Common stock dividend of
 $0.09 per share .............            --            --       (10,263)            --             --
                                  ----------    ----------    ----------     ----------     ----------

Balances at March 31, 2005 ...    $    1,200     1,235,964       246,583        (15,457)       (28,994)
                                  ==========    ==========    ==========     ==========     ==========

Balances at January 1, 2004 ..    $      708       544,618       217,538           (740)       (30,399)

Net income ...................            --            --        11,915             --             --
Total other comprehensive
income, net ..................            --            --            --          4,351             --
Common stock issued for the
acquisition of Troy
Financial Corporation ........           133       201,147            --             --             --
Purchase of treasury shares ..            --            --            --             --             --
Exercise of stock options ....            --         1,905        (5,344)            --             --
ESOP shares committed to be
released .....................            --           282            --             --            281
Recognition and retention plan            --            15            --             --             --
Common stock dividend of
 $0.07 per share .............            --            --        (5,599)            --             --
                                  ----------    ----------    ----------     ----------     ----------

Balances at March 31, 2004  ..    $      841       747,967       218,510          3,611        (30,118)
                                  ==========    ==========    ==========     ==========     ==========

                                     Unearned
                                  compensation -
                                  recognition and   Treasury
                                  retention plan      stock          Total
                                  ---------------  ----------     ----------
                                   (In thousands, except per share amounts)
Balances at January 1, 2005 ..          (3,173)       (24,019)       928,162

Net income ...................              --             --         21,095
Total other comprehensive
loss, net ....................              --             --        (10,020)
Common stock issued for the
acquisition of Hudson River
Bancorp ......................              --             --        484,450
Purchase of treasury shares ..              --        (24,531)       (24,531)
Exercise of stock options ....              --          2,827            983
ESOP shares committed to be
released .....................              --             --            519
Recognition and retention plan            (567)           880            318
Common stock dividend of
 $0.09 per share .............              --             --        (10,263)
                                    ----------     ----------     ----------

Balances at March 31, 2005 ...          (3,740)       (44,843)     1,390,713
                                    ==========     ==========     ==========

Balances at January 1, 2004 ..          (2,376)        (1,175)       728,174

Net income ...................              --             --         11,915
Total other comprehensive
income, net ..................              --             --          4,351
Common stock issued for the
acquisition of Troy
Financial Corporation ........              --             --        201,280
Purchase of treasury shares ..              --         (6,820)        (6,820)
Exercise of stock options ....              --          7,334          3,895
ESOP shares committed to be
released .....................              --             --            563
Recognition and retention plan            (412)           661            264
Common stock dividend of
 $0.07 per share .............              --             --         (5,599)
                                    ----------     ----------     ----------

Balances at March 31, 2004  ..          (2,788)            --        938,023
                                    ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Three months ended March 31,
                                                                                   2005            2004
                                                                               -----------     -----------
Cash flows from operating activities:                                                (In thousands)
  Net income ..............................................................    $    21,095     $    11,915
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of fees and discounts, net ...........................          1,015           2,663
        Provision for credit losses .......................................          2,301           1,750
        Depreciation of premises and equipment ............................          2,577           1,741
        Amortization of core deposit and other intangibles ................          2,508           1,041
        ESOP and stock based compensation expense .........................            837             826
        Deferred income tax expense .......................................          4,104             911
        Net (increase) decrease in other assets ...........................           (463)          1,668
        Net increase in other liabilities .................................         18,173           6,726
                                                                               -----------     -----------
             Net cash provided by operating activities ....................         52,147          29,241
                                                                               -----------     -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...................              5          66,109
   Proceeds from maturities of securities available for sale ..............         85,693          36,990
   Principal payments received on securities available for sale ...........         43,765          36,404
   Purchases of securities available for sale .............................       (125,798)       (257,108)
   Net increase in loans ..................................................        (48,860)        (20,866)
   Acquisitions, net of cash and cash equivalents acquired ................        (98,534)        (61,073)
   Other, net .............................................................         (9,404)          1,824
                                                                               -----------     -----------
             Net cash used in investing activities ........................       (153,133)       (197,720)
                                                                               -----------     -----------

Cash flows from financing activities:
     Net increase in deposits .............................................         59,095          20,169
     Proceeds from (repayments of) short-term borrowings, net .............        (25,398)          9,607
     Proceeds from long-term borrowings ...................................        145,000          75,000
     Repayments of long-term borrowings ...................................         (4,483)         (4,818)
     Proceeds from exercise of stock options ..............................            543           2,086
     Purchase of treasury stock ...........................................        (23,304)         (6,820)
     Dividends paid on common stock .......................................        (10,263)         (5,599)
                                                                               -----------     -----------
             Net cash provided by financing activities ....................        141,190          89,625
                                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents ......................         40,204         (78,854)
Cash and cash equivalents at beginning of period ..........................         67,642         174,252
                                                                               -----------     -----------
Cash and cash equivalents at end of period ................................    $   107,846     $    95,398
                                                                               ===========     ===========

     Cash paid during the period for:
             Income taxes .................................................    $     2,388     $     1,573
             Interest expense .............................................         23,448          15,727
     Acquisition of banks and financial services companies:
             Assets acquired (excluding cash and cash equivalents acquired)    $ 2,759,553     $ 1,327,092
             Liabilities assumed ..........................................      2,166,093       1,064,742

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassification adjustments were made to the 2004 financial statements to conform them to the 2005 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

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

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands, except per share amounts):

                                                                 Three months ended
                                                                      March 31,
                                                                ---------------------
                                                                  2005         2004
                                                                --------     --------
      Net income as reported                                    $ 21,095     $ 11,915
          Add: Stock-based compensation expense
                   included in net income, net of
                   related income tax effects                        191          158
          Deduct: Stock-based compensation expense
                   determined under the fair-value based
                   method, net of related income tax effects        (479)        (401)
                                                                --------     --------

          Pro forma net income                                  $ 20,807     $ 11,672
                                                                ========     ========

      Basic and diluted earnings per common share:
          As reported                                           $   0.19     $   0.15
          Pro forma                                                 0.19         0.15

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment," which revised SFAS No. 123 and superseded APB Opinion No. 25. More specifically, this Statement requires companies to recognize in the income statement, over the required service period, the estimated grant-date fair value of stock options and other equity-based compensation issued to employees and directors using option pricing models. This Statement is effective for the Company's first annual period beginning after June 15, 2005 and the Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will continue to be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Acquisition

Hudson River Bancorp, Inc.

On January 14, 2005, FNFG acquired all of the outstanding common shares of Hudson River Bancorp, Inc. ("HRB"), and its wholly-owned subsidiary Hudson River Bank & Trust Company. Following completion of the acquisition, HRB's fifty branch locations were merged into First Niagara's branch network.

The aggregate purchase price of $615.7 million included the issuance of 35.7 million shares of FNFG stock (valued at $13.552 per share), cash payments totaling $126.8 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $4.4 million. This acquisition was accounted for under the purchase method of accounting. The results of HRB's operations were included in the 2005 consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                January 14,
                                                                   2005
                                                                ----------

      Cash and cash equivalents                                 $   23,396
      Securities available for sale                                591,610
      Loans, net                                                 1,662,925
      Goodwill                                                     358,060
      Core deposit and other intangibles                            35,817
      Other assets                                                 109,979
                                                                ----------
             Total assets acquired                               2,781,787
                                                                ----------

      Deposits                                                   1,778,958
      Borrowings                                                   371,556
      Other liabilities                                             15,579
                                                                ----------
             Total liabilities assumed                           2,166,093
                                                                ----------

                 Net assets acquired                            $  615,694
                                                                ==========

As a result of the implementation of Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which was effective January 1, 2005, loans acquired from HRB with evidence of a deterioration of credit quality since origination that the Company believes it will not collect all contractually required payments are being carried at estimated net realizable value. Those loans had an outstanding balance and carrying value of $24.8 million and $14.9 million, respectively, at March 31, 2005 and an accretable yield related of approximately $2.2 million. Accordingly, the amount of HRB's historical allowance for credit losses at acquisition date was reduced by approximately $10.0 million.

The core deposit and other intangible assets acquired are being amortized using the double declining balance method over their estimated useful-life of 10 years. The goodwill was primarily assigned to the Company's banking segment of which none is deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of HRB had been consummated as of the beginning of the 2004 first quarter. Pro forma information for 2005 is not presented since such results were not materially different from actual results. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired HRB at the beginning of 2004. In particular, cost savings and $2.3 million of indirect merger and integration costs are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                                              Three months ended
                                                                March 31, 2004
                                                              ------------------
                                                                 (Pro forma)
      Net interest income                                       $      60,468
      Noninterest income                                               17,133
      Noninterest expense                                              44,403
      Net income                                                       19,879

      Basic earnings per share                                  $        0.18
                                                                =============
      Diluted earnings per share                                $        0.17
                                                                =============

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(3)   Earnings Per Share

The computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

      Net income available to common shareholders        $  21,095    $  11,915
                                                         =========    =========

      Weighted average common shares outstanding:
           Total shares issued                             114,882       81,914
           Unallocated ESOP shares                          (3,895)      (4,049)
           Unvested restricted stock awards                   (395)        (396)
           Treasury shares                                  (2,392)         (62)
                                                         ---------    ---------

           Total basic weighted average common
                 shares outstanding                        108,200       77,407

           Incremental shares from assumed exercise of
                 stock options                                 950        1,367
           Incremental shares from assumed vesting of
                 restricted stock awards                        96          143
                                                         ---------    ---------

           Total diluted weighted average common
                 shares outstanding                        109,246       78,917
                                                         =========    =========

      Basic and diluted earnings per common share        $    0.19    $    0.15
                                                         =========    =========

The above diluted weighted average common share calculations do not include 337 thousand and 242 thousand of stock option and restricted stock awards for the three months ended March 31, 2005 and 2004, respectively, as they are not dilutive to the earnings per share calculations.

(4)   Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                               Pension plans        Other postretirement plans
                                                          -----------------------   --------------------------
                                                             Three months ended          Three months ended
                                                                 March 31,                   March 31,
                                                          -----------------------     -----------------------
                                                             2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Interest cost                                             $     964     $     452     $     125     $     108
Expected return on plan assets                               (1,362)         (685)           --            --
Amortization of unrecognized loss                                95            65            25            23
Amortization of unrecognized prior service liability              4            --           (16)          (16)
                                                          ---------     ---------     ---------     ---------

     Net pension and postretirement cost (benefit)        $    (299)    $    (168)    $     134     $     115
                                                          =========     =========     =========     =========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)   Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's risk (insurance) and wealth management operations, including those acquired from HRB. The banking segment includes the results of First Niagara excluding financial services. Selected operating information for those segments follows (in thousands):

                                                                    Financial                    Consolidated
For the three month period ended:                     Banking       services     Eliminations        total
                                                    ----------     ----------    ------------    ------------
March 31, 2005
    Net interest income                             $   60,226              4             --          60,230
    Provision for credit losses                          2,301             --             --           2,301
                                                    ----------     ----------     ----------      ----------
         Net interest income after provision
         for credit losses                              57,925              4             --          57,929
    Noninterest income                                  11,098          7,337            (24)         18,411
    Amortization of core deposit and
      other intangibles                                  2,081            427             --           2,508
    Other noninterest expense                           35,736          5,633            (24)         41,345
                                                    ----------     ----------     ----------      ----------
         Income before income taxes                     31,206          1,281             --          32,487
    Income tax expense                                  10,880            512             --          11,392
                                                    ----------     ----------     ----------      ----------
         Net income                                 $   20,326            769             --          21,095
                                                    ==========     ==========     ==========      ==========

March 31, 2004
    Net interest income                             $   36,593             10             --          36,603
    Provision for credit losses                          1,750             --             --           1,750
                                                    ----------     ----------     ----------      ----------
         Net interest income after provision
         for credit losses                              34,843             10             --          34,853
    Noninterest income                                   6,328          5,535            (12)         11,851
    Amortization of core deposit and
      other intangibles                                    743            298             --           1,041
    Other noninterest expense                           23,487          4,063            (12)         27,538
                                                    ----------     ----------     ----------      ----------
         Income before income taxes                     16,941          1,184             --          18,125
    Income tax expense                                   5,736            474             --           6,210
                                                    ----------     ----------     ----------      ----------
        Net income                                  $   11,205            710             --          11,915
                                                    ==========     ==========     ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

Overview

Total assets increased to $7.9 billion at March 31, 2005 from $5.1 billion at December 31, 2004. The acquisition of HRB in January 2005 added $1.69 billion of loans, 31% of which were commercial mortgage and business loans, and $1.78 billion of deposits, 68% of which were core accounts. Loan growth also included a $50.9 million, or 10% annualized, organic increase in commercial real-estate and business loans. The Company continued to deepen customer relationships as called for in its strategic plan, including the introduction of relationship deposit products. These initiatives contributed to the 5% annualized organic growth in deposits during the quarter.

Net income for the quarter ended March 31, 2005 increased to $21.1 million, or $0.19 per diluted share from $11.9 million, or $0.15 per diluted share for the same period of 2004. The 2005 results included a $23.6 million or 65% increase in net interest income and a 20 basis point improvement in net interest margin over the prior year quarter. Credit quality remained very strong during the 2005 first quarter as annualized net charge-offs amounted to 0.13% of average loans and non-performing assets continued at low levels. Accordingly, the Company set aside a provision for credit losses of $2.3 million. Increases in both noninterest income and expense reflect the impact of the acquisition of HRB in January 2005, as well as the continuing expansion of existing operations. That includes the addition of three new branches, an insurance agency and a leasing company since the 2004 first quarter. Additionally, noninterest income continues to benefit from higher banking services income, as consumers become more comfortable with debit card usage and conducting banking activities electronically, while noninterest expenses reflect the Company's continuous investment in its infrastructure and implementation of its strategic plan.

Critical Accounting Estimates

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment to be critical. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in
Part I, Item 1, "Business" of the Company's 2004 10-K dated March 14, 2005. A more detailed description of the Company's methodology for testing goodwill for impairment and assumptions made is included within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2004 10-K dated March 14, 2005.

Analysis of Financial Condition

Average Balance Sheet. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No taxable equivalent adjustments were made. All average balances are average daily balances (dollars in thousands):

                                                                    Three months ended March 31,
                                          ------------------------------------------------------------------------------------
                                                            2005                                        2004
                                          ----------------------------------------    ----------------------------------------
                                             Average         Interest                   Average          Interest
                                           outstanding        earned/       Yield/    outstanding         earned/       Yield/
                                             balance           paid          rate       balance            paid          rate
                                          -----------      -----------      ------    -----------      -----------      ------
Interest-earning assets:
   Securities available for sale(1)       $ 1,667,038      $    13,943        3.35%   $ 1,119,987      $     7,778        2.78%
   Loans and leases(2)                      4,680,551           72,223        6.21      2,910,952           45,034        6.20
   Money market and other investments          64,112              349        2.21         86,397              244        1.14
                                          -----------      -----------      ------    -----------      -----------      ------
      Total interest-earning assets         6,411,701           86,515        5.43      4,117,336           53,056        5.16
                                          -----------      -----------      ------    -----------      -----------      ------
Allowance for credit losses                   (74,928)                                    (37,329)
Noninterest-earning assets(3)(4)            1,116,211                                     621,754
                                          -----------                                 -----------
      Total assets                        $ 7,452,984                                 $ 4,701,761
                                          ===========                                 ===========

Interest-bearing liabilities:
   Savings deposits                       $ 1,601,471      $     3,860        0.98%   $   929,639      $     2,031        0.88%
   Checking accounts                        1,189,229            2,922        1.00        816,016            1,735        0.86
   Certificates of deposit                  1,570,152            8,983        2.32      1,147,295            6,519        2.29
   Borrowed funds                           1,181,532           10,520        3.62        610,134            6,168        4.07
                                          -----------      -----------      ------    -----------      -----------      ------
      Total interest-bearing
         liabilities                        5,542,384           26,285        1.92      3,503,084           16,453        1.89
                                          -----------      -----------      ------    -----------      -----------      ------

Noninterest-bearing deposits                  482,375                                     234,016
Other noninterest-bearing liabilities          92,199                                      59,500
                                          -----------                                 -----------
      Total liabilities                     6,116,958                                   3,796,600
Stockholders' equity(3)                     1,336,026                                     905,161
                                          -----------                                 -----------
      Total liabilities and
         stockholders' equity             $ 7,452,984                                 $ 4,701,761
                                          ===========                                 ===========
Net interest income                                        $    60,230                                 $    36,603
                                                           ===========                                 ===========
Net interest rate spread                                                      3.51%                                       3.27%
                                                                            ======                                      ======
Net earning assets                        $   869,317                                 $   614,252
                                          ===========                                 ===========
Net interest rate margin                                          3.76%                                       3.56%
                                                           ===========                                 ===========
Ratio of average interest-earning
      assets to average
      interest-bearing liabilities             115.68%                                     117.53%
                                          ===========                                 ===========

----------
(1)   Average outstanding balances are at amortized cost.
(2) Average outstanding balances are net of deferred costs, unearned premiums and non-accruing loans.
(3) Average outstanding balances include unrealized gains/losses on securities available for sale.
(4) Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Lending Activities

Total loans and leases outstanding increased $1.74 billion from December 31, 2004 to March 31, 2005. That includes $1.69 billion of loans from the acquisition of HRB in January 2005, which added $984.2 million of residential mortgages, $97.2 million of home equity loans, $414.1 million of commercial mortgages, $104.5 million of commercial business loans and $18.8 million of consumer loans. Additionally, the HRB portfolio included $39.5 million of financed insurance premiums and $35.3 million of manufactured housing loans, which the Company is managing within its specialized lending operations. During the quarter, the Company's continuing emphasis on commercial lending resulted in a $38.4 million, or 9% annualized increase in commercial real estate loans, from December 31, 2004, while commercial business loans increased $12.5 million, or 11% annualized, during the same period. That level of growth is consistent with the Company's targeted internal commercial loan growth of 10% for 2005. Another highlight for the quarter was the reversal of the residential mortgage pay-off trend seen over the past few years during the challenging refinance rate environment. This positive development is attributed to the Company's decision to outsource residential loan originations in the Eastern region of New York State and various other strategic initiatives, which are expected to continue to benefit this portfolio in future periods.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan and lease portfolio in dollar amounts and in percentages as of the dates indicated (dollars in thousands):

                                                     March 31, 2005                  December 31, 2004
                                             -----------------------------     ---------------------------
                                                Amount           Percent          Amount          Percent
                                             -----------        ---------      -----------       ---------
Commercial:
     Real estate                             $ 1,496,133             30.0%     $ 1,081,709            33.3
     Construction                                225,260              4.5          187,149             5.8
     Business                                    462,549              9.3          345,520            10.6
                                             -----------        ---------      -----------       ---------
        Total commercial loans                 2,183,942             43.8        1,614,378            49.7

Residential real estate                        2,114,420             42.4        1,132,471            34.9
Home equity                                      344,589              6.9          247,190             7.6
Other consumer                                   186,413              3.8          174,309             5.4
Specialized lending (1)                          154,380              3.1           79,358             2.4
                                             -----------        ---------      -----------       ---------
        Total loans and leases                 4,983,744            100.0%       3,247,706           100.0
                                             -----------        ---------      -----------       ---------
Net deferred costs and unearned discounts         12,573                             8,971
Allowance for credit losses                      (72,868)                          (41,422)
                                             -----------                       -----------
        Total loans and leases, net          $ 4,923,449                       $ 3,215,255
                                             ===========                       ===========

----------
(1) Includes commercial leases, financed insurance premiums and manufactured housing loans.

During the first quarter of 2005, credit quality remained strong as annualized net loan charge-offs were 0.13% of average loans, which is the Company's lowest level in over three years. Non-performing assets increased modestly to 0.27% of total assets at March 31, 2005 from 0.25% of total assets at December 31, 2004. However, excluding the non-performing assets related to the financed insurance premiums and manufactured housing loan portfolios acquired from HRB, this percentage was comparable to the 2004 year-end level. The increase in the ratio of the allowance for credit losses to total loans of 1.27% at December 31, 2004 to 1.46% at March 31, 2005 reflects the impact of the acquisition of HRB, including the allowance related to the financed insurance premiums and manufactured housing loan portfolios acquired, that typically carry a higher loss percentage, as well as the continuing growth in larger balance, higher risk commercial real estate and business loans, which are still relatively unseasoned. The ratio of the allowance for credit losses to non-accruing loans of 363% at March 31, 2005, compares to 344% at December 31, 2004.

While management uses available information to recognize losses on loans, future credit loss provisions will be necessary based on numerous factors, including changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for credit losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets (dollars in thousands):

                                                                    March 31,     December 31,
                                                                      2005            2004
                                                                   ----------     ------------
Non-accruing loans (1):
   Commercial real estate .................................        $    4,513      $    3,416
   Commercial business ....................................             2,005           1,564
   Residential real estate ................................             7,694           4,276
   Home equity ............................................               803             519
   Other consumer .........................................               915             801
   Specialized lending ....................................             4,148           1,452
                                                                   ----------      ----------
        Total non-accruing loans ..........................            20,078          12,028
Real estate owned .........................................             1,111             740
                                                                   ----------      ----------
        Total non-performing assets .......................        $   21,189      $   12,768
                                                                   ==========      ==========

Total non-accruing loans as a percentage of total loans ...              0.40%           0.37%
                                                                   ==========      ==========
Total non-performing assets as a percentage of total assets              0.27%           0.25%
                                                                   ==========      ==========
Allowance for credit losses to total loans ................              1.46%           1.27%
                                                                   ==========      ==========
Allowance for credit losses to non-accruing loans .........               363%            344%
                                                                   ==========      ==========

----------
(1) Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated (dollars in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2005          2004
                                                      --------      --------

Balance at beginning of period ...................    $ 41,422      $ 25,420
Net charge-offs:
   Charge-offs ...................................      (2,282)       (1,421)
   Recoveries ....................................         743           367
                                                      --------      --------
      Net charge-offs ............................      (1,539)       (1,054)
Acquired bank allowance at acquisition date ......      30,684        14,650
Provision for credit losses ......................       2,301         1,750
                                                      --------      --------
Balance at end of period .........................    $ 72,868      $ 40,766
                                                      ========      ========
Ratio of annualized net charge-offs to average
   loans outstanding during the period ...........        0.13%         0.14%
                                                      ========      ========

Investing Activities

The Company's securities available for sale increased to $1.74 billion at March 31, 2005 from $1.17 billion at December 31, 2004. This reflects the $591.6 million of investment securities acquired from HRB, which had a weighted average life of 2.6 years, including $362.8 million of mortgage-backed securities. The Company's investment portfolio remains positioned to provide a stable source of earnings while limiting earnings volatility, as the weighted average life of the Company's securities available for sale at March 31, 2005 was 2.3 years.

Funding Activities

Deposits. The increase in deposits from December 31, 2004 includes a total of $1.78 billion acquired from HRB, including $602.6 million of savings accounts, $371.2 million of interest bearing checking accounts, $570.2 million of certificates of deposit and $234.9 million of noninterest bearing deposits. During the first quarter, the Company continued to focus on deepening customer relationships and executing its customer centric strategic initiatives. As a result, organic growth of $59.1 million from December 31, 2004 was realized, primarily in relationship money market and relationship certificates of deposit accounts, as well as municipal deposits. The certificate accounts brought with them new checking relationships, which the Company anticipates will drive core deposit growth as those accounts mature. Going forward, deposit growth will also benefit from the Company's de novo branch expansion strategy which calls for the opening of up to eight new branches in 2005. During the first quarter, leases were signed for seven of those locations. The Company continues to prioritize its deposit gathering and retention efforts given the low growth and competitiveness of its markets and the importance of low cost funds in managing net interest margin. A nominal outflow of HRB retail deposits was experienced during the quarter, which amounted to only 1% of the acquired balance, due primarily to the Company's decision to adjust interest rates and fees on certain accounts to be more in line with the Company's pricing policies.

Set forth below is selected information depicting the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated (dollars in thousands):

                                             March 31, 2005                   December 31, 2004
                                       --------------------------        --------------------------
                                         Amount          Percent           Amount          Percent
                                       ----------      ----------        ----------      ----------
Core Deposits:
   Savings .....................       $1,705,258            33.0%       $1,086,769            32.6%
   Interest-bearing checking ...        1,241,760            24.0           912,598            27.3
   Noninterest-bearing .........          524,219            10.1           291,491             8.7
                                       ----------      ----------        ----------      ----------
      Total core deposits ......        3,471,237            67.1         2,290,858            68.6
Certificates ...................        1,704,498            32.9         1,046,824            31.4
                                       ----------      ----------        ----------      ----------
      Total deposits ...........       $5,175,735           100.0%       $3,337,682           100.0%
                                       ==========      ==========        ==========      ==========

Borrowings. Borrowed funds totaled $1.24 billion at March 31, 2005 compared to $750.7 million at December 31, 2004. Excluding the $371.6 million assumed in the HRB acquisition, the additional $113.6 million of borrowings were used to fund commercial loan growth and the cash portion of the HRB acquisition.

Equity Activities

Stockholders' equity increased to $1.39 billion at March 31, 2005 compared to $928.2 million at December 31, 2004. The HRB acquisition included the issuance of 35.7 million shares of common stock with an aggregate value of $484.5 million. During the first quarter of 2005, common stock dividends declared of $0.09 per share totaled $10.3 million, which represents a 29% increase over the prior year first quarter and equated to a 47% payout ratio.

The Company repurchased 1.8 million of its shares during the first three months of 2005 at an average cost of $13.48 per share. As of March 31, 2005, the Company has repurchased 2.4 million of the 4.2 million buy-back program announced in the third quarter of 2004. The extent to which shares are repurchased in the future will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital. However, the Company anticipates repurchasing the remaining 1.8 million shares under the current authorization by the end of the second quarter of 2005.

Results of Operations for the Three Months Ended March 31, 2005 and March 31,
2004

Net Interest Income

Net interest margin improved to 3.76% during the first quarter of 2005, compared to 3.56% for the same period of 2004. This improvement reflects the higher yielding net earning assets acquired from HRB, as well as the growth of the commercial real estate and business loan portfolios and increases in non-interest bearing deposits. The Company expects its net interest margin to gradually tighten for the remainder of 2005 as the flattening yield curve and increasingly competitive deposit pricing impact the pricing on interest bearing assets and liabilities. The Company anticipates that its full year net interest rate margin will be approximately 3.70%.

In addition to the impact of a $2.3 billion increase in average interest earning assets, due primarily to the acquisition of HRB, the Company's interest income benefited from a 27 basis point improvement in the yield earned on those assets as a result of the higher yields on assets acquired from HRB and the recent rise in short-term rates which caused the yield on the Company's variable-rate assets and short-term investment securities portfolio to increase.

The increase in interest expense during the 2005 first quarter resulted from a $2.0 billion increase in average interest bearing liabilities, due primarily to the deposits and borrowings assumed in the HRB acquisition. The continuing pay-off of higher rate borrowings contributed to the yield on borrowed funds declining from 4.07% in 2004 compared to 3.62% in the 2005 period. However, the benefit of that decrease on the average rate paid on interest-bearing liabilities was mitigated by the recent rise in short-term rates and competitive deposit pricing.

Provision for Credit Losses

During the quarter, the Company set aside a $2.3 million provision for credit losses. This provision is based upon management's continuous assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and both current and historic economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the first quarter of 2005, the Company earned $18.4 million of noninterest income compared to $11.9 million for the same period of 2004. This increase reflects the benefit of the HRB transaction, which added approximately $4.9 million in fee income during the quarter. Additionally, core banking services, risk management, and mutual fund and annuity revenue have increased as a result of the continuing implementation of the Company's business model across its franchise as well as the addition of three new branches, an insurance agency and a leasing Company since the 2004 first quarter. Noninterest income also continues to benefit from higher banking services income, as consumers become more comfortable with debit card usage and conducting banking activities electronically.

Noninterest Expense

Noninterest expense increased $15.3 million over the 2004 first quarter due primarily to the operating costs associated with the 44 former HRB branches, as well as three new branch locations, an insurance agency and a leasing Company added since the 2004 first quarter. Additionally, the 2005 quarter includes $2.3 million of merger related expenses, compared to $1.1 million for the 2004 first quarter, as well as costs related to the implementation of the Company's strategic planning initiative and commercial lending and financial services business growth. Even with these increases, the Company's efficiency ratio of 56% for the first quarter of 2005 improved when compared to the 59% for the prior year period. Excluding merger related expenses, the efficiency ratio was 53% for the 2005 period.

Income Taxes

The effective tax rate of 35.1% for the current quarter increased from the first quarter of 2004 rate of 34.3%, as the HRB assets acquired generated less tax advantaged income than the Company's existing assets. The above effective tax rates include the benefit of excluding 60% of the dividends paid to First Niagara from its real estate investment trust subsidiary for New York State income tax purposes. The legislation to eliminate this benefit in the proposed 2005 New York State budget was not enacted.

Liquidity and Capital Resources

In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. Additionally, the Company sells longer-term fixed rate mortgage loans in the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and mortgage prepayments are greatly influenced by the level of interest rates, economic environment and local competitive conditions.

The Company's primary investing activities are the origination of loans and the purchase of investment securities. During the first three months of 2005, loan originations totaled $371.5 million compared to $217.9 million for the same period of 2004, while purchases of investment securities totaled $125.8 million during the 2005 period compared to $257.1 million for the 2004 period. The increase in loan originations is a result of increased lending activity due to the HRB acquisition and continuing growth in the commercial portfolio. The investment security purchases in 2004 primarily relate to the investment of the remainder of the Company's second-step stock offering proceeds.

During the first quarter of 2005, cash flows provided by securities available for sale amounted to $129.5 million compared to $139.5 million for the same period in 2004. Deposit growth and borrowings, excluding those acquired from HRB, provided $174.2 million of additional funding for the three months ended March 31, 2005. The Company has a total of $760.5 million available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage the asset and liability position of the Company.

In the ordinary course of business, the Company extends commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2005, the Company had outstanding commitments to originate residential real estate, commercial real estate and business, and other consumer loans of approximately $273.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $6.8 million at the end of the first quarter.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused commercial lines of credit amounted to $389.1 million at March 31, 2005 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $167.9 million and have an expiration period of up to ten years. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $60.8 million at March 31, 2005 and generally have an expiration period greater than one year. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of March 31, 2005, the total of cash, interest-bearing demand accounts, federal funds sold and other money market investments was $107.8 million.

At March 31, 2005, First Niagara exceeded all regulatory capital requirements, as detailed in the following table (dollars in thousands):

                                                                 As of March 31, 2005
                                -------------------------------------------------------------------------------------
                                                                                               To be well capitalized
                                                                      Minimum                 under prompt corrective
                                        Actual                    capital adequacy               action provisions
                                ----------------------        -----------------------         -----------------------
                                   Amount       Ratio            Amount        Ratio             Amount        Ratio
                                -----------    -------        -----------     -------         -----------     -------
Tangible capital                $   604,935       8.44%       $   107,525        1.50%        $       N/A        N/A%
Tier 1 (core) capital               604,935       8.44            286,732        4.00             358,415       5.00
Tier 1 risk based capital           604,935      12.52                N/A         N/A             289,823       6.00
Total risk based capital            665,315      13.77            386,430        8.00             483,038      10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which estimates changes in net interest income over a range of interest rate scenarios.

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's interest rate sensitivity. Management takes actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments including, but not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives. As of March 31, 2005, the Company's off-balance sheet financial instruments were comprised only of customer lines and letters of credit, and commitments to originate and sell loans which were entered into in the ordinary course of business. See Liquidity and Capital Resources for further description of these items.

The accompanying table as of March 31, 2005 sets forth the estimated impact on the Company's net interest income for the next twelve months resulting from potential changes in the interest rates. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. The HRB acquisition did not materially impact the Company' interest rate risk exposure. Given the very limited projected impact of interest rate changes on net interest income, as shown below, management believes that the Company remains interest rate "neutral" at March 31, 2005 (dollars in thousands):

                                       Calculated increase (decrease) at
                                                March 31, 2005
          Changes in            -------------------------------------------
        interest rates          Net interest income            % Change
       -----------------        -------------------         ---------------

       +200 basis points            $       (799)              (0.32)%
       +100 basis points                    (587)              (0.23)
       -100 basis points                    (832)              (0.33)
       -200 basis points                  (2,047)              (0.81)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the purchases of FNFG stock made by the Company during the first quarter of 2005:

                                                                         Cumulative number of
                                                                         shares purchased as         Maximum number
                                                                           part of publicly          of shares yet
                         Number of shares        Average price per       announced repurchase       to be purchased
      Month                 purchased               share paid                plans (1)             under the plans
------------------       ----------------        -----------------       --------------------       ---------------
January                       290,000                  13.52                   2,968,300               3,338,861

February                      685,000                  13.53                   3,653,300               2,653,861

March                         845,000                  13.43                   4,498,300               1,808,861
                         ----------------

  First quarter 2005        1,820,000                  13.48
                         ================        =================

(1) In July 2003 the Company announced a program to repurchase up to 2,107,161 shares of its outstanding common stock in order to fund the Company's vested stock options at that time. This program was completed in the fourth quarter of 2004 at an average cost of $13.44 per share. On August 31, 2004, the Company announced an additional 4,200,000 share stock repurchase program to supplement that authorization. This program does not have an expiration date. As of March 31, 2005, the average cost of the 2,391,139 shares repurchased under the current program was $13.68 per share. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital.

      In addition to the above purchases, during the first quarter of 2005, the Company repurchased 1,480 shares from executives of the Company at an average cost of $13.31 per share to satisfy minimum tax withholding requirements on vested restricted shares as allowed under the Company's restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of vesting.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      (a)   Not applicable.

      (b)   Not applicable.

Item 6. Exhibits

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

                                       FIRST NIAGARA FINANCIAL GROUP, INC.


Date: May 6, 2005                      By: /s/ Paul J. Kolkmeyer
                                           -------------------------------------
                                           Paul J. Kolkmeyer
                                           President and Chief Executive Officer


Date: May 6, 2005                      By: /s/ John R. Koelmel
                                           -------------------------------------
                                           John R. Koelmel
                                           Executive Vice President, Chief
                                           Financial Officer