Form 10-Q
period 2005-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2005-08-08
CIK 1051741

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

                  For the quarterly period ended June 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

                    Delaware                                     42-1556195
        -------------------------------                      -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY               14095-0514
---------------------------------------------------               ----------
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

The Registrant had 114,823,369 shares of Common Stock, $0.01 par value, outstanding as of August 4, 2005.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2005
                                TABLE OF CONTENTS

Item Number                                                                    Page Number
-----------                                                                    -----------
                            PART I - FINANCIAL INFORMATION

1. Financial Statements

       Condensed Consolidated Statements of Condition as of
        June 30, 2005 and December 31, 2004 (unaudited)...........................  3

       Condensed Consolidated Statements of Income for the
        three and six months ended June 30, 2005 and 2004 (unaudited).............  4

       Condensed Consolidated Statements of Comprehensive Income (Loss) for
        the three and six months ended June 30, 2005 and 2004 (unaudited).........  5

       Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the six months ended June 30, 2005 and 2004 (unaudited)...............  6

       Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 2005 and 2004 (unaudited).......................  7

       Notes to Condensed Consolidated Financial Statements (unaudited)...........  8

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................... 12

3. Quantitative and Qualitative Disclosures about Market Risk..................... 20

4. Controls and Procedures........................................................ 20


                             PART II - OTHER INFORMATION

1. Legal Proceedings.............................................................. 21

2. Unregistered Sales of Equity Securities and Use of Proceeds.................... 21

3. Defaults Upon Senior Securities................................................ 21

4. Submission of Matters to a Vote of Security Holders............................ 21

5. Other Information.............................................................. 22

6. Exhibits....................................................................... 22

Signatures........................................................................ 23

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                          June 30,      December 31,
                                                                            2005           2004
                                                                        -----------     ------------
                                                                        (In thousands, except share
                                Assets                                     and per share amounts)
Cash and cash equivalents ..........................................    $   118,141     $    67,642
Securities available for sale ......................................      1,726,822       1,170,129
Loans and leases, net ..............................................      5,007,238       3,215,255
Bank-owned life insurance ..........................................        117,174          86,464
Premises and equipment, net ........................................         89,960          61,760

Goodwill ...........................................................        682,157         323,782
Core deposit and other intangibles .................................         53,357          21,878
Other assets .......................................................        187,441         131,464
                                                                        -----------     -----------
          Total assets .............................................    $ 7,982,290     $ 5,078,374
                                                                        ===========     ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits .........................................................    $ 5,249,046     $ 3,337,682
  Short-term borrowings ............................................        454,361         209,236
  Long-term borrowings .............................................        790,967         541,450
  Other liabilities ................................................        106,748          61,844
                                                                        -----------     -----------
          Total liabilities ........................................      6,601,122       4,150,212
                                                                        -----------     -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized;
      none issued ..................................................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
      120,046,007 shares issued in 2005 and 84,298,473 shares issued
      in 2004 ......................................................          1,200             843
    Additional paid-in capital .....................................      1,236,606         751,175
    Retained earnings ..............................................        260,148         238,048
    Accumulated other comprehensive loss ...........................         (8,290)         (5,437)
    Common stock held by ESOP, 3,817,907 shares in 2005 and
      3,895,159 shares in 2004 .....................................        (28,713)        (29,275)
    Unearned compensation - recognition and retention plan,
       386,170 shares in 2005 and 345,410 shares in 2004 ...........         (4,309)         (3,173)
    Treasury stock, at cost, 5,679,750 shares in 2005
      and 1,781,029 shares in 2004 .................................        (75,474)        (24,019)
                                                                        -----------     -----------
          Total stockholders' equity ...............................      1,381,168         928,162
                                                                        -----------     -----------
          Total liabilities and stockholders' equity ...............    $ 7,982,290     $ 5,078,374
                                                                        ===========     ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                          --------------------    --------------------
                                                            2005        2004        2005        2004
                                                          --------    --------    --------    --------
                                                            (In thousands, except per share amounts)
Interest income:
   Loans and leases, including fees ..................    $ 78,194      47,130    $150,416      92,164
   Securities available for sale and other investments      15,736       8,620      30,029      16,642
                                                          --------    --------    --------    --------
         Total interest income .......................      93,930      55,750     180,445     108,806

Interest expense:
   Deposits ..........................................      19,130      10,264      34,895      20,549
   Borrowings ........................................      11,238       6,551      21,758      12,719
                                                          --------    --------    --------    --------
         Total interest expense ......................      30,368      16,815      56,653      33,268
                                                          --------    --------    --------    --------

         Net interest income .........................      63,562      38,935     123,792      75,538
Provision for credit losses ..........................         900       3,104       3,201       4,854
                                                          --------    --------    --------    --------

         Net interest income after provision for
           credit losses .............................      62,662      35,831     120,591      70,684
                                                          --------    --------    --------    --------

Noninterest income:
   Banking services ..................................       9,448       4,934      17,437       9,144
   Risk management services ..........................       6,162       4,442      12,031       8,890
   Wealth management services ........................       1,451       1,261       2,892       2,335
   Lending and leasing ...............................       1,770       1,127       3,346       2,200
   Bank-owned life insurance .........................       1,072       1,208       2,128       2,075
   Other .............................................         498         415         978         594
                                                          --------    --------    --------    --------
         Total noninterest income ....................      20,401      13,387      38,812      25,238
                                                          --------    --------    --------    --------

Noninterest expense:
   Salaries and employee benefits ....................      23,677      15,915      45,886      31,798
   Occupancy and equipment ...........................       4,677       3,120       9,154       6,476
   Technology and communications .....................       4,827       2,845       8,891       5,453
   Marketing and advertising .........................       2,143       1,381       3,854       2,337
   Professional services .............................       1,802         987       4,346       1,768
   Amortization of  core deposit and other intangibles       2,854       1,164       5,362       2,205
   Other .............................................       6,181       4,437      12,521       8,391
                                                          --------    --------    --------    --------
         Total noninterest expense ...................      46,161      29,849      90,014      58,428
                                                          --------    --------    --------    --------

         Income before income taxes ..................      36,902      19,369      69,389      37,494
Income tax expense ...................................      12,811       6,356      24,203      12,566
                                                          --------    --------    --------    --------

         Net income ..................................    $ 24,091      13,013    $ 45,186      24,928
                                                          ========    ========    ========    ========

Earnings per common share:
         Basic .......................................        0.22        0.16        0.41        0.32
         Diluted .....................................        0.22        0.16        0.41        0.31

Weighted average common shares outstanding:
         Basic .......................................     111,128      79,595     109,673      78,501
         Diluted .....................................     112,033      80,731     110,654      79,826

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                    Three months ended         Six months ended
                                                                         June 30,                  June 30,
                                                                   ---------------------     ---------------------
                                                                     2005         2004         2005         2004
                                                                   --------     --------     --------     --------
                                                                                    (In thousands)
Net income ....................................................    $ 24,091       13,013     $ 45,186       24,928

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period       7,167      (13,308)      (2,971)      (8,921)
        Reclassification adjustment for realized gains
           included in net income .............................          --           --           (3)         (36)
                                                                   --------     --------     --------     --------
                                                                      7,167      (13,308)      (2,974)      (8,957)
  Minimum pension liability adjustment ........................          --           --          121           --
                                                                   --------     --------     --------     --------

           Total other comprehensive income (loss) ............       7,167      (13,308)      (2,853)      (8,957)
                                                                   --------     --------     --------     --------
              Total comprehensive income (loss) ...............    $ 31,258         (295)    $ 42,333       15,971
                                                                   ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                    Accumulated      Common      Unearned
                                           Additional                  other         stock    compensation -
                                 Common     paid-in     Retained   comprehensive    held by   recognition and  Treasury
                                  stock     capital     earnings       loss           ESOP     retention plan    stock      Total
                                 --------  ----------  ----------  -------------  ----------  ---------------  --------  ----------
                                                            (In thousands, except per share amounts)
Balances at January 1, 2005 .    $    843     751,175     238,048        (5,437)     (29,275)        (3,173)    (24,019)    928,162

Net income ..................          --          --      45,186            --           --             --          --      45,186
Total other comprehensive
  loss, net .................          --          --          --        (2,853)          --             --          --      (2,853)
Common stock issued for the
  acquisition of Hudson River
  Bancorp ...................         357     484,093          --            --           --             --          --     484,450
Purchase of treasury shares .          --          --          --            --           --             --     (56,607)    (56,607)
Exercise of stock options ...          --         555      (2,721)           --           --             --       3,458       1,292
ESOP shares committed to be
  released ..................          --         467          --            --          562             --          --       1,029
Recognition and retention
  plan ......................          --         316         (41)           --           --         (1,136)      1,694         833
Common stock dividend of
  $0.18 per share ...........          --          --     (20,324)           --           --             --          --     (20,324)
                                 --------  ----------  ----------    ----------   ----------     ----------    --------  ----------
Balances at June 30, 2005 ...    $  1,200   1,236,606     260,148        (8,290)     (28,713)        (4,309)    (75,474)  1,381,168
                                 ========  ==========  ==========    ==========   ==========     ==========    ========  ==========

Balances at January 1, 2004      $    708     544,618     217,538          (740)     (30,399)        (2,376)     (1,175)    728,174
Net income ..................          --          --      24,928            --           --             --          --      24,928
Total other comprehensive
  loss, net .................          --          --          --        (8,957)          --             --          --      (8,957)
Common stock issued for the
  acquisition of Troy
  Financial Corporation .....         133     201,147          --            --           --             --          --     201,280
Purchase of treasury shares .          --          --          --            --           --             --     (15,599)    (15,599)
Exercise of stock options ...           2       3,288      (5,549)           --           --             --       7,598       5,339
ESOP shares committed to be
  released ..................          --         484          --            --          562             --          --       1,046
Recognition and retention
  plan ......................          --         489          --            --           --         (1,347)      1,605         747
Common stock dividend of
  $0.14 per share ...........          --          --     (11,208)           --           --             --          --     (11,208)
                                 --------  ----------  ----------    ----------   ----------     ----------    --------  ----------

Balances at June 30, 2004 ...    $    843     750,026     225,709        (9,697)     (29,837)        (3,723)     (7,571)    925,750
                                 ========  ==========  ==========    ==========   ==========     ==========    ========  ==========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six months ended June 30,
                                                                           2005            2004
                                                                        -----------     -----------
                                                                              (In thousands)
Cash flows from operating activities:
  Net income .......................................................    $    45,186     $    24,928
  Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of fees and discounts, net .....................          1,871           5,379
       Provision for credit losses .................................          3,201           4,854
       Depreciation of premises and equipment ......................          5,402           3,671
       Amortization of core deposit and other intangibles ..........          5,362           2,205
       ESOP and stock based compensation expense ...................          1,814           1,595
       Deferred income tax expense .................................          4,679           1,362
       Net (increase) decrease in other assets .....................         (5,755)            326
       Net increase in other liabilities ...........................         10,885          13,486
                                                                        -----------     -----------
          Net cash provided by operating activities ................         72,645          57,806
                                                                        -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale .............              5          66,113
  Proceeds from maturities of securities available for sale ........        156,762         115,374
  Principal payments received on securities available for sale .....        106,373          90,354
  Purchases of securities available for sale .......................       (224,630)       (392,605)
  Net increase in loans ............................................       (134,325)       (110,714)
  Acquisitions, net of cash and cash equivalents acquired ..........        (99,145)        (54,583)
  Other, net .......................................................         (9,760)        (11,831)
                                                                        -----------     -----------
          Net cash used in investing activities ....................       (204,720)       (297,892)
                                                                        -----------     -----------

Cash flows from financing activities:
  Net increase in deposits .........................................        132,406          40,146
  Proceeds from (repayments of) short-term borrowings, net .........         (4,418)         37,122
  Proceeds from long-term borrowings ...............................        165,000         105,000
  Repayments of long-term borrowings ...............................        (34,219)         (9,667)
  Proceeds from exercise of stock options ..........................            736           2,871
  Purchase of treasury stock .......................................        (56,607)        (15,599)
  Dividends paid on common stock ...................................        (20,324)        (11,208)
                                                                        -----------     -----------
          Net cash provided by financing activities ................        182,574         148,665
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents ...............         50,499         (91,421)
Cash and cash equivalents at beginning of period ...................         67,642         174,252
                                                                        -----------     -----------
Cash and cash equivalents at end of period .........................    $   118,141     $    82,831
                                                                        ===========     ===========

  Cash paid during the period for:
      Income taxes .................................................    $    18,691     $     8,152
      Interest expense .............................................         53,584          30,177
  Acquisition of banks and financial services companies:
      Assets acquired (excluding cash and cash equivalents acquired)    $ 2,760,164     $ 1,327,188
      Liabilities assumed ..........................................      2,166,093       1,064,742

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassification adjustments were made to the 2004 financial statements to conform them to the 2005 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

(1)   Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which stock options and restricted stock awards may be granted to certain directors and key employees. The Company has continued to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (in thousands, except per share amounts):

                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                         --------------------------     --------------------------
                                                            2005            2004           2005            2004
                                                         ----------      ----------     ----------      ----------
Net income as reported .............................     $   24,091          13,013     $   45,186          24,928
    Add: Stock-based employee compensation
             expense included in net income, net of
             related income tax effects ............            283             172            474             330
    Deduct: Stock-based employee compensation
             expense determined under the fair-value
             based method, net of related income tax
             effects ...............................           (661)           (453)        (1,140)           (854)
                                                         ----------      ----------     ----------      ----------

    Pro forma net income ...........................     $   23,713          12,732     $   44,520          24,404
                                                         ==========      ==========     ==========      ==========

Basic earnings per share:
    As reported ....................................     $     0.22            0.16     $     0.41            0.32
    Pro forma ......................................           0.21            0.16           0.41            0.31

Diluted earnings per share:
    As reported ....................................     $     0.22            0.16     $     0.41            0.31
    Pro forma ......................................           0.21            0.16           0.40            0.31

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment," which revised SFAS No. 123 and superseded APB Opinion No. 25. More specifically, this Statement requires companies to recognize in the income statement, over the required service period, the estimated grant-date fair value of stock options and other equity-based compensation issued to employees and directors using option pricing models. This Statement is effective for the Company's first annual period beginning after June 15, 2005 and the Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Acquisitions

Hudson River Bancorp, Inc.

On January 14, 2005, FNFG acquired all of the outstanding common shares of Hudson River Bancorp, Inc. ("HRB"), and its wholly-owned subsidiary Hudson River Bank & Trust Company. Following completion of the acquisition, HRB's locations were merged into First Niagara's branch network.

The aggregate purchase price of $615.8 million included the issuance of 35.7 million shares of FNFG stock (valued at $13.552 per share), cash payments totaling $126.8 million and capitalized costs related to the acquisition, primarily investment banking and professional fees, of $4.5 million. The results of HRB's operations are included in the 2005 consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                January 14,
                                                                   2005
                                                                -----------

      Cash and cash equivalents                                 $   23,396
      Securities available for sale                                591,610
      Loans, net                                                 1,662,925
      Goodwill                                                     357,686
      Core deposit and other intangibles                            35,817
      Other assets                                                 110,439
                                                                ----------
             Total assets acquired                               2,781,873
                                                                ----------

      Deposits                                                   1,778,958
      Borrowings                                                   371,556
      Other liabilities                                             15,579
                                                                ----------
             Total liabilities assumed                           2,166,093
                                                                ----------

                 Net assets acquired                            $  615,780
                                                                ==========

As a result of the implementation of Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," effective January 1, 2005, loans acquired from HRB with evidence of deterioration of credit quality since origination such that the Company estimates all contractually required payments will not be collected, are being carried at estimated net realizable value. Those loans had an outstanding balance and carrying value of approximately $21.4 million and $12.3 million, respectively, at June 30, 2005.

The core deposit and other intangible assets acquired are being amortized using the double declining balance method over their estimated useful-life of 10 years. The goodwill was primarily assigned to the Company's banking segment of which none is deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of HRB had been consummated as of the beginning of 2004. Pro forma information for 2005 is not presented since such results were not materially different from actual results. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not reflect the results of operations that would have occurred had the Company acquired HRB at the beginning of 2004. Among other items, operational efficiencies, revenue enhancements and $2.4 million of indirect merger and integration costs are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                         Three months ended   Six months ended
                                           June 30, 2004        June 30, 2004
                                         ------------------   ----------------
                                                      (Pro forma)
      Net interest income                     $ 63,383            $123,844
      Noninterest income                        18,334              35,467
      Noninterest expense                       45,611              90,046
      Net income                                21,362              41,218

      Basic earnings per share                $   0.19            $   0.36
                                              ========            ========
      Diluted earnings per share              $   0.18            $   0.36
                                              ========            ========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Subsequent Event - Hatch Leonard Naples, Inc.

On July 29, 2005, First Niagara Risk Management, Inc. ("FNRM"), the wholly-owned insurance subsidiary of First Niagara, acquired all of the outstanding shares of Hatch Leonard Naples, Inc. ("HLN"), an insurance agency with operations across Upstate New York. Under terms of the agreement, the consideration included a combination of cash and 435,375 shares of FNFG common stock.

(3)   Earnings Per Share

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                                Three months ended             Six months ended
                                                                     June 30,                      June 30,
                                                             ------------------------      ------------------------
                                                                2005           2004           2005           2004
                                                             ---------      ---------      ---------      ---------
Net income available to common shareholders                  $  24,091         13,013      $  45,186         24,928
                                                             =========      =========      =========      =========

  Weighted average shares outstanding basic and diluted:
     Total shares issued                                       120,046         84,289        117,479         83,102
     Unallocated ESOP shares                                    (3,856)        (4,011)        (3,875)        (4,030)
     Unvested restricted stock awards                             (407)          (407)          (401)          (402)
     Treasury shares                                            (4,655)          (276)        (3,530)          (169)
                                                             ---------      ---------      ---------      ---------

       Total basic weighted average shares outstanding         111,128         79,595        109,673         78,501

     Incremental shares from assumed exercise of
       stock options                                               814          1,022            882          1,195
     Incremental shares from assumed vesting of
       restricted stock awards                                      91            114             99            130
                                                             ---------      ---------      ---------      ---------

       Total diluted weighted average shares outstanding       112,033         80,731        110,654         79,826
                                                             =========      =========      =========      =========

Basic earnings per share                                     $    0.22           0.16      $    0.41           0.32
                                                             =========      =========      =========      =========

Diluted earnings per share                                   $    0.22           0.16      $    0.41           0.31
                                                             =========      =========      =========      =========

The above diluted weighted average common share calculations do not include 875 thousand and 1.3 million of stock option and restricted stock awards for the three months ended June 30, 2005 and 2004, respectively, and 342 thousand and 377 thousand of stock option and restricted stock awards for the six months ended June 30, 2005 and 2004, respectively, as they are not dilutive to the earnings per share calculations.

(4)   Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                             Pension plans       Other postretirement plans
                                                         --------------------    --------------------------
                                                          Three months ended         Three months ended
                                                               June 30,                   June 30,
                                                         --------------------       --------------------
                                                           2005         2004          2005         2004
                                                         -------      -------       -------      -------
Interest cost                                            $   964          452       $   125          108
Expected return on plan assets                            (1,396)        (685)           --           --
Amortization of unrecognized loss                             95           65            26           23
Amortization of unrecognized prior service liability           4           --           (16)         (16)
                                                         -------      -------       -------      -------

     Net pension and postretirement cost (benefit)       $  (333)        (168)      $   135          115
                                                         =======      =======       =======      =======

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                 Pension plans            Other postretirement plans
                                                            -----------------------       --------------------------
                                                                Six months ended               Six months ended
                                                                    June 30,                       June 30,
                                                            -----------------------         -----------------------
                                                              2005            2004            2005            2004
                                                            -------         -------         -------         -------
Interest cost                                               $ 1,928             905         $   250             217
Expected return on plan assets                               (2,792)         (1,371)             --              --
Amortization of unrecognized loss                               190             129              51              45
Amortization of unrecognized prior service liability              8              --             (32)            (32)
                                                            -------         -------         -------         -------

     Net pension and postretirement cost (benefit)          $  (666)           (337)        $   269             230
                                                            =======         =======         =======         =======

Effective February 1, 2002, the Company froze all benefit accruals and participation in the First Niagara pension plan. Accordingly, subsequent to that date, no employees are permitted to commence participation in the plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the plan. Additionally, the Company has modified its post-retirement plan so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001.

(5)   Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's risk (insurance) and wealth management operations, including those acquired from HRB. The banking segment includes the results of all other First Niagara operations. Selected information for those segments follows (in thousands):

                                                               Financial                     Consolidated
For the three months ended:                      Banking       services     Eliminations        total
                                                 -------       ---------    ------------     ------------
June 30, 2005
    Net interest income                          $63,561              1             --          63,562
    Provision for credit losses                      900             --             --             900
                                                 -------        -------        -------         -------
      Net interest income after provision
        for credit losses                         62,661              1             --          62,662
    Noninterest income                            12,726          7,697            (22)         20,401
    Amortization of core deposit and
      other intangibles                            2,319            535             --           2,854
    Other noninterest expense                     37,458          5,871            (22)         43,307
                                                 -------        -------        -------         -------
      Income before income taxes                  35,610          1,292             --          36,902
    Income tax expense                            12,294            517             --          12,811
                                                 -------        -------        -------         -------
      Net income                                 $23,316            775             --          24,091
                                                 =======        =======        =======         =======

June 30, 2004
    Net interest income                          $38,931              4             --          38,935
    Provision for credit losses                    3,104             --             --           3,104
                                                 -------        -------        -------         -------
      Net interest income after provision
        for credit losses                         35,827              4             --          35,831
    Noninterest income                             7,680          5,736            (29)         13,387
    Amortization of core deposit and
      other intangibles                              866            298             --           1,164
    Other noninterest expense                     24,515          4,199            (29)         28,685
                                                 -------        -------        -------         -------
      Income before income taxes                  18,126          1,243             --          19,369
    Income tax expense                             5,859            497             --           6,356
                                                 -------        -------        -------         -------
      Net income                                 $12,267            746             --          13,013
                                                 =======        =======        =======         =======

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                 Financial                       Consolidated
For the six months ended:                         Banking        services      Eliminations         total
                                                 ---------       ---------     ------------      ------------
June 30, 2005
    Net interest income                          $ 123,787               5              --          123,792
    Provision for credit losses                      3,201              --              --            3,201
                                                 ---------       ---------       ---------        ---------
      Net interest income after provision
         for credit losses                         120,586               5              --          120,591
    Noninterest income                              23,824          15,034             (46)          38,812
    Amortization of core deposit and
      other intangibles                              4,400             962              --            5,362
    Other noninterest expense                       73,194          11,504             (46)          84,652
                                                 ---------       ---------       ---------        ---------
      Income before income taxes                    66,816           2,573              --           69,389
    Income tax expense                              23,174           1,029              --           24,203
                                                 ---------       ---------       ---------        ---------
      Net income                                 $  43,642           1,544              --           45,186
                                                 =========       =========       =========        =========

June 30, 2004
    Net interest income                          $  75,524              14              --           75,538
    Provision for credit losses                      4,854              --              --            4,854
                                                 ---------       ---------       ---------        ---------
      Net interest income after provision
         for credit losses                          70,670              14              --           70,684
    Noninterest income                              14,008          11,271             (41)          25,238
    Amortization of core deposit and
      other intangibles                              1,609             596              --            2,205
    Other noninterest expense                       48,002           8,262             (41)          56,223
                                                 ---------       ---------       ---------        ---------
      Income before income taxes                    35,067           2,427              --           37,494
    Income tax expense                              11,595             971              --           12,566
                                                 ---------       ---------       ---------        ---------
      Net income                                 $  23,472           1,456              --           24,928
                                                 =========       =========       =========        =========

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

Overview

Total assets increased to $8.0 billion at June 30, 2005. Loan growth during the first half of 2005 included a $123.6 million, or 12% annualized, organic increase in commercial real-estate and business loans and a 6% annualized increase in home equity loans. The Company continues to deepen customer relationships as called for in its strategic plan, including the introduction of new, relationship based, deposit products. These initiatives contributed to the 5% annualized organic growth in deposits during the first two quarters of 2005. The acquisition of HRB in January 2005 added $1.69 billion of loans, 31% of which were commercial mortgage and business loans, and $1.78 billion of deposits, 68% of which were core accounts.

Net income for the three months ended June 30, 2005 increased to $24.1 million, or $0.22 per diluted share from $13.0 million, or $0.16 per diluted share for the same period of 2004. The 2005 results included a 15 basis point improvement in net interest margin which is reflected in the $24.6 million or 63% increase in net interest income over the prior year quarter. Credit quality was excellent during the 2005 second quarter as net charge-offs amounted to $899 thousand or 0.07% of average loans, its lowest percentage in nearly five years, and non-performing assets improved to 0.25% of total assets. Accordingly, the provision for credit losses was $900 thousand compared to $3.1 million for the corresponding period of 2004. Increases in both noninterest income and expense reflect the impact of the acquisition of HRB in January 2005, as well as the continuing expansion of existing operations which included the addition of four branches, two insurance agencies and a leasing company since the 2004 second quarter. Additionally, noninterest income continues to benefit from growth in banking services income, as consumers become more comfortable with debit card usage and electronic banking activities and the Company's efforts to fully implement its financial services business model throughout its branch network. The increase in noninterest expense also reflects the Company's continuing investment in its infrastructure and implementation of its strategic plan.

For the first six months of 2005, net income totaled $45.2 million or $0.41 per diluted share compared to $24.9 million, or $0.31 per diluted share for the same period of 2004. The Company incurred $2.4 million of merger and integration expenses during the first two quarters of 2005 versus $1.5 million for the same period of 2004.

Critical Accounting Estimates

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment to be critical. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in
Part I, Item 1, "Business" of the Company's 2004 Form 10-K dated March 14, 2005. A more detailed description of the Company's methodology for testing goodwill for impairment and assumptions made is included within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2004 Form 10-K dated March 14, 2005. There have not been any material changes to the above critical accounting policies during the current year.

Analysis of Financial Condition as of June 30, 2005

Lending Activities

Total loans and leases outstanding increased to $5.1 billion at June 30, 2005. Organic growth included a $123.6 million, or 12% annualized, increase in commercial real estate and business loans during the first half of 2005, which exceeds the Company's annual commercial loan growth goal of 10%. That increase furthers the Company's efforts to transition its balance sheet to be more commercially focused. At June 30, 2005, commercial loans comprised 45% of the loan portfolio. That percentage is expected to move above the 50% level over the next several years.

Another highlight is the 6% annualized increase in home equity loans, as the Company continues to focus on this product given its relationship nature. Additionally, residential loan growth continued to be challenged by the current interest rate environment which caused consumer preference to shift towards long-term fixed rate loans, which the Company does not generally hold in its portfolio.

Loans acquired from HRB in January 2005 consisted of $984.2 million of residential mortgages, $97.2 million of home equity loans, $414.1 million of commercial mortgages, $104.5 million of commercial business loans and $18.8 million of consumer loans. Additionally, the HRB portfolio included $39.5 million of financed insurance premiums and $35.3 million of manufactured housing loans, which are included within "specialized lending" along with the Company's leasing portfolio.

Set forth below is selected information concerning the composition of the Company's loan and lease portfolio in dollar amounts and in percentages as of the dates indicated (dollars in thousands):

                                                        June 30, 2005                December 31, 2004
                                                 ------------------------       -------------------------
                                                    Amount        Percent          Amount         Percent
                                                 -----------      -------       -----------       -------
Commercial:
     Real estate                                 $ 1,546,106        30.5%       $ 1,081,709         33.3%
     Construction                                    227,667         4.5            187,149          5.8
     Business                                        482,855         9.5            345,520         10.6
                                                 -----------      ------        -----------       ------
        Total commercial loans                     2,256,628        44.5          1,614,378         49.7
Residential real estate                            2,117,609        41.8          1,132,471         34.9
Home equity                                          355,030         7.0            247,190          7.6
Other consumer                                       178,681         3.6            174,309          5.4
Specialized lending (1)                              158,361         3.1             79,358          2.4
                                                 -----------      ------        -----------       ------
        Total loans and leases                     5,066,309       100.0%         3,247,706        100.0%
                                                 -----------      ------        -----------       ------

Net deferred costs and unearned discounts             13,798                          8,971
Allowance for credit losses                         (72,869)                        (41,422)
                                                 -----------                    -----------
        Total loans and leases, net              $ 5,007,238                    $ 3,215,255
                                                 ===========                    ===========

----------
(1) Includes commercial leases, financed insurance premiums and manufactured housing loans.

Credit Quality. During the first half of 2005, credit quality was excellent as annualized net loan charge-offs were just 0.10% of average loans, which is less than half the Company's historical level of approximately 0.24% experienced over the last three years. Non-performing assets remained consistent with the 2004 year-end level of 0.25% of total assets, however, excluding the non-performing assets related to the higher risk financed insurance premiums and manufactured housing loan portfolios acquired from HRB, this percentage improved to 0.22%. The allowance for credit losses to total loans ratio of 1.43% at June 30, 2005 reflects the impact of the acquisition of HRB, as well as the continuing growth in larger balance, higher risk commercial real estate and business loans. The ratio of the allowance for credit losses to non-accruing loans of 382% at June 30, 2005, compares to 344% at December 31, 2004.

While management uses available information to recognize losses on loans, future credit loss provisions will be necessary based on numerous factors, including changes in economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for credit losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets (dollars in thousands):

                                                                 June 30,   December 31,
                                                                   2005         2004
                                                                 --------   ------------
Non-accruing loans (1):
   Commercial real estate ..................................     $ 4,339      $ 3,416
   Commercial business .....................................       3,864        1,564
   Residential real estate .................................       5,472        4,276
   Home equity .............................................         685          519
   Other consumer ..........................................         667          801
   Specialized lending .....................................       4,058        1,452
                                                                 -------      -------
      Total non-accruing loans .............................      19,085       12,028
Real estate owned ..........................................         977          740
                                                                 -------      -------
      Total non-performing assets ..........................     $20,062      $12,768
                                                                 =======      =======
Total non-accruing loans as a percentage of total loans ....        0.38%        0.37%
                                                                 =======      =======
Total non-performing assets as a percentage of total assets         0.25%        0.25%
                                                                 =======      =======
Allowance for credit losses to total loans .................        1.43%        1.27%
                                                                 =======      =======
Allowance for credit losses to non-accruing loans ..........         382%         344%
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

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated (dollars in thousands):

                                                              Six months ended June 30,
                                                            ----------------------------
                                                               2005              2004
                                                            ----------        ----------
Balance at beginning of period .....................        $   41,422        $   25,420
Net charge-offs:
  Charge-offs ......................................            (4,212)           (4,270)
  Recoveries .......................................             1,774               780
                                                            ----------        ----------
    Net charge-offs ................................            (2,438)           (3,490)
Acquired bank allowance at acquisition date ........            30,684            14,650
Provision for credit losses ........................             3,201             4,854
                                                            ----------        ----------
Balance at end of period ...........................        $   72,869        $   41,434
                                                            ==========        ==========
Ratio of annualized net charge-offs to average loans
  outstanding during the period ....................              0.10%             0.23%
                                                            ==========        ==========

Investing Activities

The Company's securities available for sale increased to $1.73 billion at June 30, 2005 from $1.17 billion at December 31, 2004. That primarily reflects the $591.6 million of investment securities acquired from HRB, which had a weighted average life of 2.6 years, including $362.8 million of mortgage-backed securities. The Company's investment portfolio remains positioned to provide a stable source of cash flow and limited earnings volatility, as the weighted average life of the Company's securities available for sale at June 30, 2005 was
2.3 years.

Funding Activities

Deposits. During the first half of 2005, the Company furthered its focus on deepening customer relationships and executing its customer centric strategic initiatives, which contributed to organic deposit growth of $132.4 million, or 5% annualized, from December 31, 2004. New certificate accounts brought with them checking relationships, which the Company anticipates will continue to drive core deposit and fee income growth as those accounts mature. Deposit growth continues to benefit from the Company's de novo branch expansion strategy which calls for the opening of three branches during the second half of 2005 and another eight branches by the end of 2006. The Company continues to prioritize its deposit gathering and retention efforts given the competitiveness of its low growth markets and the importance of lower cost funding to support loan growth. Deposit growth includes $1.78 billion acquired from HRB, including $602.6 million of savings accounts, $371.2 million of interest bearing checking accounts, $570.2 million of certificates of deposit and $234.9 million of noninterest bearing deposits. As of June 30, 2005, total retail deposits at the former HRB branches are above their acquired levels.

Set forth below is selected information depicting the composition of the Company's deposits in dollar amounts and in percentages as of the dates indicated (dollars in thousands):

                                                           June 30, 2005                     December 31, 2004
                                                   ---------------------------         ----------------------------
                                                      Amount           Percent            Amount            Percent
                                                   -----------         -------         -----------          -------
Core Deposits:
   Savings.....................................    $ 1,664,203           31.7%         $ 1,086,769            32.6%
   Interest-bearing checking...................      1,170,013           22.3              912,598            27.3
   Noninterest-bearing.........................        567,134           10.8              291,491             8.7
                                                   -----------         ------          -----------          ------
      Total core deposits......................      3,401,350           64.8            2,290,858            68.6
Certificates...................................      1,847,696           35.2            1,046,824            31.4
                                                   -----------         ------          -----------          ------
      Total deposits...........................    $ 5,249,046          100.0%         $ 3,337,682           100.0%
                                                   ===========         ======          ===========          ======

Borrowings. Borrowed funds totaled $1.25 billion at June 30, 2005 compared to $750.7 million at December 31, 2004. The increase reflects the $371.6 million assumed in the HRB acquisition, and borrowings used to fund commercial loan growth and the cash portion of the HRB acquisition.

Equity Activities

Stockholders' equity increased to $1.38 billion at June 30, 2005 compared to $928.2 million at December 31, 2004. The HRB acquisition included the issuance of 35.7 million shares of common stock with an aggregate value of $484.5 million. During the first two quarters of 2005, common stock dividends declared of $0.18 per share totaled $20.3 million which represents a 29% increase over the prior year on a per share basis and equated to a 44% payout ratio.

The Company repurchased 4.3 million of its shares during the first six months of 2005 at an average cost of $13.22 per share. As of June 30, 2005, 5.1 million shares remain available for repurchase under the 5.8 million authorization approved in May of 2005. The extent to which shares are repurchased in the future will depend on a number of factors including market trends and prices and alternative uses for capital.

Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

Net Interest Income

Net interest margin improved to 3.72% during the second quarter of 2005, compared to 3.57% for the same period of 2004. This improvement reflects the benefits of higher yielding net earning assets acquired from HRB, as well as growth in the commercial real estate and business loan portfolios and non-interest bearing deposits. The Company expects its net interest margin to gradually tighten for the remainder of 2005 due to the flattening yield curve and increasingly competitive deposit pricing. The full year net interest rate margin is anticipated to be approximately 3.70%.

In addition to the impact of the higher yielding average interest earning assets acquired from HRB, interest income benefited from an improvement in yield as a result of the repricing of the Company's variable-rate assets and short-term investment securities portfolio given the recent rise in short-term rates.

The increase in interest expense during the 2005 second quarter resulted from a $2.2 billion increase in average interest bearing liabilities, due primarily to the deposits and borrowings assumed in the HRB acquisition. The continuing pay-off of higher rate borrowings contributed to the yield on borrowed funds declining from 3.92% in 2004 compared to 3.64% in the 2005 period. However, the benefit of that decrease was mitigated by the impact of the recent rise in short-term interest rates and competitive deposit pricing.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No taxable equivalent adjustments were made. All average balances are average daily balances (dollars in thousands):

                                                                          Three months ended June 30,
                                           ------------------------------------------------------------------------------------
                                                               2005                                         2004
                                           ----------------------------------------      --------------------------------------
                                             Average        Interest                       Average        Interest
                                           outstanding       earned/        Yield/       outstanding       earned/      Yield/
                                             balance          paid           rate          balance          paid         rate
                                           -----------     ----------       ------       -----------     ----------     ------
Interest-earning assets:
   Loans and leases(1)................     $ 4,998,969     $   78,194         6.26%        3,084,976     $   47,130       6.12%
   Securities available for sale and
     other investments(2).............       1,827,220         15,736         3.44         1,277,008          8,620       2.71
                                           -----------     ----------       ------       -----------     ----------     ------
         Total interest-earning assets       6,826,189         93,930         5.51         4,361,984         55,750       5.12
                                           -----------     ----------       ------       -----------     ----------     ------
Allowance for credit losses...........        (73,320)                                      (40,870)
Noninterest-earning assets(3)(4)......       1,181,746                                       665,298
                                           -----------                                   -----------
         Total assets.................     $ 7,934,615                                   $ 4,986,412
                                           ===========                                   ===========
Interest-bearing liabilities:
   Savings deposits...................     $ 1,675,953     $    4,217         1.01%      $ 1,056,289     $    2,450       0.93%
   Checking deposits..................       1,187,863          3,197         1.08           893,854          1,975       0.89
   Certificates of deposit............       1,800,333         11,716         2.61         1,095,011          5,839       2.14
   Borrowed funds.....................       1,239,808         11,238         3.64           672,731          6,551       3.92
                                           -----------     ----------       ------       -----------     ----------     ------
        Total interest-bearing
           liabilities................       5,903,957         30,368         2.06         3,717,885         16,815       1.82
                                           -----------     ----------       ------       -----------     ----------     ------
Noninterest-bearing deposits..........         547,366                                       271,090
Other noninterest-bearing liabilities.          93,393                                        62,668
                                           -----------                                   -----------
         Total liabilities............       6,544,716                                     4,051,643
Stockholders' equity(3)...............       1,389,899                                       934,769
                                           -----------                                   -----------
         Total liabilities and
           stockholders' equity.......     $ 7,934,615                                   $ 4,986,412
                                           ===========                                   ===========
Net interest income...................                     $   63,562                                    $   38,935
                                                           ==========                                    ==========
Net interest rate spread..............                                        3.45%                                       3.30%
                                                                            ======                                      ======
Net earning assets....................     $   922,232                                   $   644,099
                                           ===========                                   ===========
Net interest rate margin..............                           3.72%                                         3.57%
                                                           ==========                                    ==========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.........................          115.62%                                       117.32%
                                           ===========                                   ===========

                                                                        Six months ended June 30,
                                           ------------------------------------------------------------------------------------
                                                              2005                                         2004
                                           ----------------------------------------      --------------------------------------
                                             Average        Interest                       Average        Interest
                                           outstanding       earned/        Yield/       outstanding       earned/      Yield/
                                             balance          paid           rate          balance          paid         rate
                                           -----------     ----------       ------       -----------     ----------     ------
Interest-earning assets:
   Loans and leases(1)................     $ 4,840,640     $   150,416        6.24%      $ 2,997,964    $    92,164       6.16%
   Securities available for sale and
     other investments(2).............       1,779,450          30,029        3.37         1,242,550         16,642       2.68
                                           -----------     -----------      ------       -----------     ----------     ------
         Total interest-earning assets       6,620,090         180,445        5.47         4,240,514        108,806       5.14
                                           -----------     -----------      ------       -----------     ----------     ------
Allowance for credit losses...........        (74,120)                                      (39,100)
Noninterest-earning assets(3)(4)......       1,149,160                                       642,673
                                           -----------                                   -----------
         Total assets.................     $ 7,695,130                                   $ 4,844,087
                                           ===========                                   ===========
Interest-bearing liabilities:
   Savings deposits...................     $ 1,638,918     $     8,077        0.99%      $   992,964    $     4,481       0.91%
   Checking deposits..................       1,188,542           6,119        1.04           854,935          3,710       0.87
   Certificates of deposit............       1,685,878          20,699        2.48         1,121,153         12,358       2.22
   Borrowed funds.....................       1,210,831          21,758        3.63           641,432         12,719       3.99
                                           -----------     -----------      ------       -----------     ----------     ------
         Total interest-bearing
           liabilities................       5,724,169          56,653        2.00         3,610,484         33,268       1.85
                                           -----------     -----------      ------       -----------     ----------     ------
Noninterest-bearing deposits..........         515,050                                       252,553
Other noninterest-bearing liabilities.          92,799                                        61,085
                                           -----------                                   -----------
         Total liabilities............       6,332,018                                     3,924,122
Stockholders' equity(3)...............       1,363,112                                       919,965
                                           -----------                                   -----------
         Total liabilities and
           stockholders' equity.......     $ 7,695,130                                   $ 4,844,087
                                           ===========                                   ===========
Net interest income...................                     $   123,792                                  $    75,538
                                                           ===========                                   ==========
Net interest rate spread..............                                        3.47%                                       3.29%
                                                                            ======                                      ======
Net earning assets....................     $   895,921                                   $   630,030
                                           ===========                                   ===========
Net interest rate margin..............                            3.74%                                        3.56%
                                                           ===========                                   ==========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.........................          115.65%                                       117.45%
                                           ===========                                   ===========

----------
(1) Average outstanding balances are net of deferred costs, unearned premiums and non-accruing loans.
(2)   Average outstanding balances are at amortized cost.
(3) Average outstanding balances include unrealized gains/losses on securities available for sale.
(4) Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Provision for Credit Losses

During the quarter, the provision for credit losses was $900 thousand, which reflects the continuing improvement in loss ratios and non-accruing loans. This provision is based upon management's assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the second quarter of 2005, noninterest income totaled $20.4 million compared to $13.4 million for the same period of 2004. This increase reflects the benefit of the HRB transaction, and the Company's efforts to further its financial services business model across its expanded franchise, as well as the addition of four new branches, two insurance agencies and a leasing company. Banking services revenue also continues to increase, as consumers become more comfortable with debit card usage and electronic banking activities. Wealth management revenues for the quarter increased 15% over the corresponding period in 2004 as the benefit of the HRB transaction was partially offset by lower annuity sales caused by the unfavorable interest rate environment for these products.

Noninterest Expense

Noninterest expense increased $16.3 million over the 2004 second quarter due primarily to the operating costs associated with the former HRB branches, as well as the addition of four new branch locations, two insurance agencies and a leasing company added since the 2004 second quarter. Additionally, the 2005 quarter includes $700 thousand of senior management contract termination payments as well as ongoing costs associated with the implementation of the Company's Strategic Blueprint and a higher level of marketing expenses. Even with these increases, the Company's efficiency ratio improved to 55% for the second quarter compared to 57% for the prior year period.

Income Taxes

The effective tax rate of 34.7% for the current quarter increased from 32.8% for the prior year period, as the assets acquired from HRB generated less tax advantaged income than the Company's existing assets. Additionally, the results for the second quarter of 2004 included nonrecurring tax exempt payments from bank owned life insurance proceeds.

Results of Operations for the Six Months Ended June 30, 2005 and June 30, 2004

Net Interest Income

Net interest margin improved to 3.74% during the first two quarters of 2005, compared to 3.56% for the same period of 2004. This improvement reflects the higher yielding net earning assets acquired from HRB, as well as growth of the commercial real estate and business loan portfolios and non-interest bearing deposits. The Company expects its net interest margin to gradually tighten for the remainder of 2005 due to the flattening yield curve and increasingly competitive deposit pricing. The full year net interest rate margin is anticipated to be approximately 3.70%.

In addition to the impact of the higher yielding average interest earning assets acquired from HRB, interest income benefited from an improvement in yield as a result of the repricing of the Company's variable-rate assets and short-term investment securities portfolio given the recent rise in short-term interest rates.

The increase in interest expense during the first half of 2005 resulted from a $2.1 billion increase in average interest bearing liabilities, due primarily to the deposits and borrowings assumed in the HRB acquisition. The continuing pay-off of higher yield borrowings contributed to the rate on borrowed funds declining from 3.99% in 2004 compared to 3.63% in the 2005 period. However, the benefit of that decrease was mitigated by the impact of the recent rise in short-term interest rates and competitive deposit pricing.

Provision for Credit Losses

During the period, the provision for credit losses was $3.2 million, which reflects the continuing improvement in loss ratios and non-accruing loans. This provision is based upon management's assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the six months ended June 30, 2005, noninterest income totaled $38.8 million compared to $25.2 million for the same period of 2004. This increase reflects the benefit of the HRB transaction, and the Company's efforts to further its financial services business model across its expanded franchise, as well as the addition of four new branches, two insurance agencies and a leasing company. Banking services revenue also continues to increase, as consumers become more comfortable with debit card usage and electronic banking activities.

Noninterest Expense

Noninterest expense increased $31.6 million over the first two quarters of 2004 due primarily to the operating costs associated with the former HRB branches, as well as the addition of four new branch locations, two insurance agencies and a leasing company added since the 2004 second quarter. The 2005 results include $2.4 million of merger and integration expenses relating to the HRB acquisition compared to $1.5 million of such expenses related to the acquisition of Troy Financial Corporation incurred during the 2004 period. Additionally, a portion of this increase can be attributed to $700 thousand of senior management contract termination payments and ongoing costs associated with the implementation of the Company's Strategic Blueprint. Even with these increases, the Company's efficiency ratio improved to 55% for the first half of 2005 compared to 58% for the prior year period.

Income Taxes

The effective tax rate of 34.9% for the 2005 period increased from 33.5% for the prior year period, as the assets acquired from HRB generated less tax advantaged income than the Company's existing assets. Additionally, the results for 2004 included nonrecurring tax exempt payments from bank owned life insurance proceeds.

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

The Company's primary investing activities are the origination of loans and the purchase of investment securities. During the first six months of 2005, loan originations totaled $860.4 million compared to $582.5 million for the same period of 2004, while purchases of investment securities totaled $224.6 million during the 2005 period compared to $392.6 million for the 2004 period. The increase in loan originations is a result of increased lending activity due to the HRB acquisition and continuing growth in the commercial portfolio. The higher level of investment security purchases in 2004 primarily relates to the investment of the remainder of the Company's second-step stock offering proceeds.

During the first two quarters of 2005, cash flows provided by securities available for sale amounted to $263.1 million compared to $271.8 million for the same period in 2004. Deposit growth and borrowings, excluding those acquired from HRB, provided $258.8 million of additional funding for the six months ended June 30, 2005. The Company has a total of $1.1 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage the asset and liability position of the Company.

In the ordinary course of business, the Company extends commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2005, the Company had outstanding commitments to originate residential real estate, commercial real estate and business, and other consumer loans of approximately $304.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $18.6 million at the end of the second quarter.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused commercial lines of credit amounted to $320.9 million at June 30, 2005 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $183.5 million and have an expiration period of up to ten years. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $63.7 million at June 30, 2005 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of June 30, 2005, the total of cash, interest-bearing demand accounts, federal funds sold and other money market investments was $118.1 million.

At June 30, 2005, First Niagara exceeded all regulatory capital requirements, as detailed in the following table (dollars in thousands):

                                                                   As of June 30, 2005
                                 -------------------------------------------------------------------------------------------
                                                                                                     To be well capitalized
                                                                        Minimum                     under prompt corrective
                                         Actual                     capital adequacy                   action provisions
                                 ---------------------           -----------------------            ------------------------
                                   Amount       Ratio              Amount         Ratio               Amount          Ratio
                                 ----------    -------           ----------      -------            ----------       -------
Tangible capital                  $ 586,809       8.10%          $ 108,640         1.50%            $     N/A           N/A%
Tier 1 (core) capital               586,809       8.10             289,707         4.00               362,134          5.00
Tier 1 risk based capital           586,809      12.01                 N/A          N/A               293,125          6.00
Total risk based capital            647,877      13.26             390,833         8.00               488,541         10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which estimates changes in net interest income over a range of interest rate scenarios.

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's sensitivity to interest rates. Management takes actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments including, but not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the use of interest rate derivatives. As of June 30, 2005, the Company's off-balance sheet financial instruments were comprised only of customer lines and letters of credit, and commitments to originate and sell loans which were entered into in the ordinary course of business. See Liquidity and Capital Resources for further description of these items.

The accompanying table as of June 30, 2005 sets forth the estimated impact on the Company's net interest income for the next twelve months resulting from potential changes in the interest rates over that time period and assumes a parallel shift across the yield curve. The effects of a "flattening" or "steepening" of the yield curve are not considered in the analysis. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions. The HRB acquisition did not materially impact the Company' interest rate risk exposure. Given the very limited projected impact of interest rate changes on net interest income, as shown below, management believes that the Company remains interest rate "neutral" at June 30, 2005 (dollars in thousands):

                                Calculated increase (decrease) at
                                           June 30, 2005
           Changes in        ---------------------------------------
         interest rates      Net interest income            % Change
        -----------------    -------------------            --------

        +200 basis points        $  (2,271)                   (0.92)%
        +100 basis points           (1,104)                   (0.45)
        -100 basis points              202                     0.08
        -200 basis points             (744)                   (0.30)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------------------

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the purchases of FNFG stock made by the Company during the second quarter of 2005:

                                                                           Total number of           Maximum number
                                                                         shares purchased as         of shares yet
                                                                           part of publicly         to be purchased
                         Number of shares        Average price per       announced repurchase       under the plans
        Month               purchased               share paid                plans (1)                   (1)
-------------------      ----------------        -----------------       --------------------       ---------------
April                          880,000                12.77                   3,271,139               6,728,861

May                          1,080,000                13.04                   4,351,139               5,648,861

June                           501,100                13.48                   4,852,239               5,147,761
                         ----------------

Second quarter 2005          2,461,100                13.03
                         ================        =================

(1) On August 31, 2004, the Company announced a program to repurchase up to 4,200,000 shares of its shares. This program was completed during the second quarter of 2005 at an average cost of $13.34 per share. On May 18, 2005, the Company announced an additional 5,800,000 share stock repurchase program to supplement that authorization. This program does not have an expiration date. As of June 30, 2005, the average cost of the 652,239 shares repurchased under the current program was $13.42 per share. The extent to which shares are repurchased will depend on a number of factors including market trends and prices and alternative uses for capital.

      In addition to the above purchases, during the second quarter of 2005, the Company repurchased 21,707 shares from executives of the Company at an average cost of $13.16 per share to satisfy option exercises and minimum tax withholding requirements on vested restricted shares as allowed under the Company's stock option and restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of exercise or vesting.

Item 3. Defaults upon Senior Securities
--------------------------------------------------------------------------------

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

      The 2005 Annual Meeting of Stockholders of First Niagara Financial Group, Inc. was held on May 3, 2005. The Annual Meeting was conducted for the purpose of considering and acting upon the election of five directors for a three year term, the adoption of the Amended and Restated First Niagara Financial Group, Inc. 2002 Long -Term Incentive Stock Benefit Plan, and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2005. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2005 Annual Meeting:

                                                          Number of Votes(a)
                                                     --------------------------
                  Matter Considered                      For           Withheld
      ----------------------------------------       ----------       ---------

      (1) Election of Directors

           G. Thomas Bowers                          99,800,893       1,145,169
           James W. Currie                           98,926,977       2,019,085
           William H. (Tony) Jones                   99,813,918       1,132,144
           B. Thomas Mancuso                         99,794,103       1,151,959
           Robert G. Weber                           99,425,562       1,520,500

                                                                Number of Votes(a)
                                                     ------------------------------------------
                                                         For           Against          Abstain
                                                     ----------       ---------         -------
      (2) Adoption of Amended and Restated
          Long-Term Incentive Stock Benefit Plan     73,444,602       7,105,963         403,097

      (3) Ratification of KPMG LLP as independent
          auditors for the Company for the year
          ending December 31, 2005                   99,280,896       1,390,708         274,458

(a)   For matter (2) there were 19,992,400 broker non-votes.

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

                           FIRST NIAGARA FINANCIAL GROUP, INC.


Date: August 4, 2005       By: /s/ Paul J. Kolkmeyer
                               -------------------------------------------------
                               Paul J. Kolkmeyer
                               President and Chief Executive Officer


Date: August 4, 2005       By: /s/ John R. Koelmel
                               -------------------------------------------------
                               John R. Koelmel
                               Executive Vice President, Chief Financial Officer