Form 10-Q
period 2005-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2005-11-09
CIK 1051741

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

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Registrant had 113,204,223 shares of Common Stock, $0.01 par value, outstanding as of November 4, 2005.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2005
                                TABLE OF CONTENTS

Item Number                                                                    Page Number
-----------                                                                    -----------
                            PART I - FINANCIAL INFORMATION

1. Financial Statements

       Condensed Consolidated Statements of Condition as of
         September 30, 2005 and December 31, 2004 (unaudited).....................  3

       Condensed Consolidated Statements of Income for the
         three and nine months ended September 30, 2005 and 2004 (unaudited)......  4

       Condensed Consolidated Statements of Comprehensive Income for the
         three and nine months ended September 30, 2005 and 2004 (unaudited)......  5

       Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended September 30, 2005 and 2004 (unaudited)........  6

       Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2005 and 2004 (unaudited)................  7

       Notes to Condensed Consolidated Financial Statements (unaudited)...........  8

2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations........................................................ 12

3. Quantitative and Qualitative Disclosures about Market Risk..................... 20

4. Controls and Procedures........................................................ 21


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

3. Defaults Upon Senior Securities................................................ 21

4. Submission of Matters to a Vote of Security Holders............................ 21

5. Other Information.............................................................. 22

6. Exhibits....................................................................... 22

Signatures........................................................................ 22

PART I - FINANCIAL INFORMATION

1. Financial Statements

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)


                                                                       September 30,   December 31,
                                                                            2005            2004
                                                                       -------------   -------------
                                                                        (In thousands, except share
                                Assets                                     and per share amounts)
Cash and cash equivalents ..........................................    $   160,840     $    67,642
Securities available for sale ......................................      1,663,178       1,170,129
Loans and leases, net ..............................................      5,103,287       3,215,255
Bank-owned life insurance ..........................................         76,043          86,464
Premises and equipment, net ........................................         91,133          61,760
Goodwill ...........................................................        698,000         323,782
Core deposit and other intangibles .................................         65,250          21,878
Other assets .......................................................        181,553         131,464
                                                                        -----------     -----------
             Total assets ..........................................    $ 8,039,284     $ 5,078,374
                                                                        ===========     ===========

                      Liabilities and Stockholders' Equity
Liabilities:
  Deposits .........................................................    $ 5,348,221     $ 3,337,682
  Short-term borrowings ............................................        436,348         209,236
  Long-term borrowings .............................................        726,979         541,450
  Other liabilities ................................................        146,766          61,844
                                                                        -----------     -----------
             Total liabilities .....................................      6,658,314       4,150,212
                                                                        -----------     -----------

Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized;
    none issued ....................................................             --              --
  Common stock, $0.01 par value, 250,000,000 shares authorized;
    120,046,007 shares issued in 2005 and 84,298,473 shares issued
    in 2004 ........................................................          1,200             843
  Additional paid-in capital .......................................      1,237,199         751,175
  Retained earnings ................................................        272,777         238,048
  Accumulated other comprehensive loss .............................        (15,215)         (5,437)
  Common stock held by ESOP, 3,779,282 shares in 2005 and
    3,895,159 shares in 2004 .......................................        (28,432)        (29,275)
  Unearned compensation - restricted stock awards,
    437,069 shares in 2005 and 345,410 shares in 2004 ..............         (4,836)         (3,173)
  Treasury stock, at cost, 6,074,949 shares in 2005
    and 1,781,029 shares in 2004 ...................................        (81,723)        (24,019)
                                                                        -----------     -----------
             Total stockholders' equity ............................      1,380,970         928,162
                                                                        -----------     -----------
             Total liabilities and stockholders' equity ............    $ 8,039,284     $ 5,078,374
                                                                        ===========     ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                            Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                          ----------------------    ----------------------
                                                             2005         2004         2005         2004
                                                          ---------    ---------    ---------    ---------
                                                               (In thousands, except per share amounts)
Interest income:
   Loans and leases ..................................    $  80,547    $  47,937    $ 230,963    $ 140,101
   Securities available for sale and other investments       15,750        8,881       45,779       25,523
                                                          ---------    ---------    ---------    ---------
        Total interest income ........................       96,297       56,818      276,742      165,624

Interest expense:
   Deposits ..........................................       21,743       10,449       56,638       30,998
   Borrowings ........................................       11,058        6,731       32,816       19,450
                                                          ---------    ---------    ---------    ---------
        Total interest expense .......................       32,801       17,180       89,454       50,448
                                                          ---------    ---------    ---------    ---------

        Net interest income ..........................       63,496       39,638      187,288      115,176
Provision for credit losses ..........................        1,647        1,742        4,848        6,596
                                                          ---------    ---------    ---------    ---------

        Net interest income after provision for ......       61,849       37,896      182,440      108,580
          credit losses                                   ---------    ---------    ---------    ---------

Noninterest income:
   Banking services ..................................       10,115        5,296       27,552       14,440
   Risk management services ..........................        8,840        4,308       20,871       13,198
   Lending and leasing ...............................        1,923        1,117        5,269        3,317
   Wealth management services ........................        1,435        1,257        4,327        3,592
   Gain on sale of real estate partnership ...........        1,377           --        1,377           --
   Bank-owned life insurance .........................          965          826        3,093        2,901
   Other .............................................          985          303        1,963          897
                                                          ---------    ---------    ---------    ---------
        Total noninterest income .....................       25,640       13,107       64,452       38,345
                                                          ---------    ---------    ---------    ---------

Noninterest expense:
   Salaries and employee benefits ....................       26,006       16,790       71,892       48,588
   Technology and communications .....................        5,091        2,883       13,982        8,336
   Occupancy and equipment ...........................        4,765        3,079       13,919        9,555
   Professional services .............................        1,718        1,460        6,064        3,228
   Marketing and advertising .........................        1,685          998        5,539        3,335
   Amortization of  core deposit and other intangibles        3,254        1,182        8,616        3,387
   Other .............................................        5,289        3,986       17,810       12,377
                                                          ---------    ---------    ---------    ---------
        Total noninterest expense ....................       47,808       30,378      137,822       88,806
                                                          ---------    ---------    ---------    ---------

        Income before income taxes ...................       39,681       20,625      109,070       58,119
Income tax expense ...................................       15,508        7,295       39,711       19,861
                                                          ---------    ---------    ---------    ---------
        Net income ...................................    $  24,173    $  13,330    $  69,359    $  38,258
                                                          =========    =========    =========    =========

Earnings per common share:
        Basic ........................................    $    0.22    $    0.17    $    0.63    $    0.49
        Diluted ......................................    $    0.22    $    0.17    $    0.63    $    0.48

Weighted average common shares outstanding:
        Basic ........................................      110,227       79,257      109,859       78,755
        Diluted ......................................      111,239       80,312      110,858       79,994

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                 Three months ended           Nine months ended
                                                                    September 30,                September 30,
                                                               -----------------------     -----------------------
                                                                  2005          2004          2005          2004
                                                               ---------     ---------     ---------     ---------
                                                                                 (In thousands)
Net income ................................................    $  24,173     $  13,330     $  69,359     $  38,258

Other comprehensive income (loss), net of income taxes:
  Securities available for sale:
    Net unrealized gains (losses) arising during the period       (6,927)        5,673        (9,898)       (3,248)
    Reclassification adjustment for realized (gains) losses
      included in net income ..............................            2            --            (1)          (36)
                                                               ---------     ---------     ---------     ---------

                                                                  (6,925)        5,673        (9,899)       (3,284)
  Minimum pension liability adjustment ....................           --           129           121           129
                                                               ---------     ---------     ---------     ---------

      Total other comprehensive income (loss) .............       (6,925)        5,802        (9,778)       (3,155)
                                                               ---------     ---------     ---------     ---------
      Total comprehensive income ..........................    $  17,248     $  19,132     $  59,581     $  35,103
                                                               =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                    Accumulated    Common      Unearned
                                           Additional                  other        stock     compensation
                                 Common      paid-in     Retained  comprehensive   held by    - restricted   Treasury
                                  stock      capital     earnings      loss          ESOP     stock awards    stock        Total
                                ---------  ----------   ---------  -------------  ---------   ------------  ---------    ---------
                                                             (In thousands, except per share amounts)

Balances at January 1, 2005 .   $     843     751,175     238,048       (5,437)     (29,275)      (3,173)     (24,019)     928,162
Net income ..................          --          --      69,359           --           --           --           --       69,359
Total other comprehensive
  loss, net .................          --          --          --       (9,778)          --           --           --       (9,778)
Common stock issued for the
  acquisition of Hudson River
Bancorp .....................         357     484,093          --           --           --           --           --      484,450
Treasury shares issued for
the acquisition of Hatch
Leonard Naples, Inc. ........          --         215          --           --           --           --        5,785        6,000
Purchase of treasury shares .          --          --          --           --           --           --      (71,040)     (71,040)
Exercise of stock options ...          --         647      (3,214)          --           --           --        5,068        2,501
ESOP shares committed to be
  released ..................          --         743          --           --          843           --           --        1,586
Restricted stock awards .....          --         326          --           --           --       (1,663)       2,483        1,146
Common stock dividend of
  $0.28 per share ...........          --          --     (31,416)          --           --           --           --      (31,416)
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balances at September 30,
  2005 ......................   $   1,200   1,237,199     272,777      (15,215)     (28,432)      (4,836)     (81,723)   1,380,970
                                =========   =========   =========    =========    =========    =========    =========    =========

Balances at January 1, 2004 .   $     708     544,618     217,538         (740)     (30,399)      (2,376)      (1,175)     728,174

Net income ..................          --          --      38,258           --           --           --           --       38,258
Total other comprehensive
  loss, net .................          --          --          --       (3,155)          --           --           --       (3,155)
Common stock issued for the
  acquisition of Troy
  Financial Corporation .....         133     201,147          --           --           --           --           --      201,280
Purchase of treasury shares .          --          --          --           --           --           --      (19,211)     (19,211)
Exercise of stock options ...           2       3,863      (6,485)          --           --           --        9,481        6,861
ESOP shares committed to be
  released ..................          --         691          --           --          843           --           --        1,534
Restricted stock awards .....          --         585          --           --           --       (1,072)       1,630        1,143
Common stock dividend of
  $0.22 per share ...........          --          --     (17,577)          --           --           --           --      (17,577)
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balances at September 30,
  2004 ......................   $     843     750,904     231,734       (3,895)     (29,556)      (3,448)      (9,275)     937,307
                                =========   =========   =========    =========    =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                        2005            2004
                                                                   -------------     -------------
Cash flows from operating activities:                                       (In thousands)
 Net income .....................................................    $    69,359     $    38,258
 Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of fees and discounts, net ...................          2,906           7,783
      Provision for credit losses ...............................          4,848           6,596
      Depreciation of premises and equipment ....................          8,320           5,593
      Amortization of core deposit and other intangibles ........          8,616           3,387
      Gain on sale of real estate partnership ...................         (1,377)             --
      ESOP and stock based compensation expense .................          2,767           2,357
      Deferred income tax expense ...............................          9,211           1,328
      Net increase in other assets ..............................        (10,952)         (2,153)
      Net increase in other liabilities .........................         48,715          31,102
                                                                     -----------     -----------
        Net cash provided by operating activities ...............        142,413          94,251
                                                                     -----------     -----------
Cash flows from investing activities:
 Proceeds from sales of securities available for sale ...........          3,002          66,113
 Proceeds from maturities of securities available for sale ......        250,852         182,117
 Principal payments received on securities available for sale ...        178,262         124,202
 Purchases of securities available for sale .....................       (352,373)       (458,132)
 Net increase in loans ..........................................       (230,533)       (170,363)
 Proceeds from surrender of bank-owned life insurance ...........         42,119              --
 Acquisitions and disposition, net of cash and cash equivalents .       (118,404)        (45,111)
 Other, net .....................................................        (11,296)        (15,262)
                                                                     -----------     -----------
        Net cash used in investing activities ...................       (238,371)       (316,436)
                                                                     -----------     -----------
Cash flows from financing activities:
   Net increase in deposits .....................................        231,581          26,552
   Repayments of short-term borrowings, net .....................        (88,029)        (12,535)
   Proceeds from long-term borrowings ...........................        185,000         171,500
   Repayments of long-term borrowings ...........................        (38,553)        (14,493)
   Proceeds from exercise of stock options ......................          1,613           3,818
   Purchase of treasury stock ...................................        (71,040)        (19,211)
   Dividends paid on common stock ...............................        (31,416)        (17,577)
                                                                     -----------     -----------
        Net cash provided by financing activities ...............        189,156         138,054
                                                                     -----------     -----------
Net increase (decrease) in cash and cash equivalents ............         93,198         (84,131)
Cash and cash equivalents at beginning of period ................         67,642         174,252
                                                                     -----------     -----------
Cash and cash equivalents at end of period ......................    $   160,840     $    90,121
                                                                     ===========     ===========
   Cash paid during the period for:
     Income taxes ...............................................    $    25,711     $    12,608
     Interest expense ...........................................         86,274          49,801
  Acquisitions and disposition of noncash assets and liabilities:
     Assets acquired, net of dispositions .......................    $ 2,786,672     $ 1,330,008
     Liabilities assumed, net of dispositions ...................      2,166,729       1,077,034

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassification adjustments were made to the 2004 financial statements to conform them to the 2005 presentation. FNFG and its consolidated subsidiary are hereinafter referred to collectively as the "Company."

(1)   Stock-Based Compensation

The Company maintains various long-term incentive stock benefit plans under which stock options and restricted stock awards may be granted to directors and key employees. The Company has continued to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has only adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding (dollars in thousands, except per share amounts):

                                                               Three months ended             Nine months ended
                                                                  September 30,                  September 30,
                                                            -------------------------     -------------------------
                                                               2005           2004           2005           2004
                                                            ----------     ----------     ----------     ----------
Net income as reported                                      $   24,173     $   13,330     $   69,359     $   38,258
    Add: Stock-based employee compensation
         expense included in net income, net of
         related income tax effects                                234            164            708            494
    Deduct: Stock-based employee compensation
         expense determined under the fair-value
         based method, net of related income tax effects          (639)          (456)        (1,779)        (1,310)
                                                            ----------     ----------     ----------     ----------

    Pro forma net income                                    $   23,768     $   13,038     $   68,288     $   37,442
                                                            ==========     ==========     ==========     ==========

Basic earnings per share:
    As reported                                             $     0.22     $     0.17     $     0.63     $     0.49
    Pro forma                                                     0.22           0.16           0.62           0.48

Diluted earnings per share:
    As reported                                             $     0.22     $     0.17     $     0.63     $     0.48
    Pro forma                                                     0.21           0.16           0.62           0.47

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

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Acquisitions

Hudson River Bancorp, Inc.

On January 14, 2005, FNFG acquired all of the outstanding common shares of Hudson River Bancorp, Inc. ("HRB"), and its wholly owned subsidiary Hudson River Bank & Trust Company. Following completion of the acquisition, HRB's locations were merged into First Niagara's branch network.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                     January 14,
                                                                        2005
                                                                    ------------

      Cash and cash equivalents                                     $     23,396
      Securities available for sale                                      591,610
      Loans, net                                                       1,662,925
      Goodwill                                                           352,168
      Core deposit and other intangibles                                  35,817
      Other assets                                                       117,118
                                                                    ------------
             Total assets acquired                                     2,783,034
                                                                    ------------

      Deposits                                                         1,778,958
      Borrowings                                                         371,556
      Other liabilities                                                   16,714
                                                                    ------------
             Total liabilities assumed                                 2,167,228
                                                                    ------------
                 Net assets acquired                                $    615,806
                                                                    ============

As a result of the implementation of Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," effective January 1, 2005, loans acquired from HRB with evidence of deterioration of credit quality since origination, such that the Company estimates all contractually required payments will not be collected, are being carried at estimated net realizable value. Those loans had an outstanding balance and carrying value of approximately $18.3 million and $9.8 million, respectively, and no additional allowance has been allocated to them at September 30, 2005.

The core deposit and other intangible assets acquired are being amortized using the double declining balance method over their estimated useful-life of 10 years. The goodwill was primarily assigned to the Company's banking segment of which none is deductible for tax purposes.

The following table presents unaudited pro forma information as if the acquisition of HRB had been consummated as of the beginning of 2004. Pro forma information for 2005 is not presented since such results were not materially different from actual results due to the timing of the acquisition. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not reflect the results of operations that would have occurred had the Company acquired HRB at the beginning of 2004. Among other items, operational efficiencies, revenue enhancements and indirect merger and integration costs incurred by both FNFG and HRB are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                        Three months ended     Nine months ended
                                        September 30, 2004    September 30, 2004
                                        ------------------    ------------------
                                                      (Pro forma)
      Net interest income                   $  64,447              $ 187,961
      Noninterest income                       18,298                 53,765
      Noninterest expense                      45,615                135,161
      Net income                               21,295                 62,615

      Basic earnings per share              $    0.19              $    0.55
                                            =========              =========
      Diluted earnings per share            $    0.18              $    0.54
                                            =========              =========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Hatch Leonard Naples, Inc. and Burke Group, Inc.

On July 29, 2005, First Niagara Risk Management, Inc., the wholly owned insurance subsidiary of First Niagara, acquired all of the outstanding shares of Hatch Leonard Naples, Inc. ("HLN"), an insurance agency with operations across Upstate New York. Under terms of the agreement, the consideration included a combination of cash and 435,375 shares of FNFG common stock (valued at $13.781 per share). On September 12, 2005, FNFG acquired Burke Group, Inc. ("Burke Group") an employee benefits administration and compensation consulting firm in a cash transaction. The results of HLN and Burke Group have been included in the consolidated statement of income from the respective dates of acquisition. Additionally, the Company recorded a total of $23.4 million of goodwill and $15.1 million in customer list intangibles. The customer lists are being amortized on an accelerated basis over 18 years. The goodwill was assigned to the Company's financial services segment of which none is deductible for tax purposes.

(3)   Earnings Per Share

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                    Three months ended             Nine months ended
                                                       September 30,                 September 30,
                                                -------------------------     -------------------------
                                                   2005           2004           2005           2004
                                                ----------     ----------     ----------     ----------
Net income available to common shareholders     $   24,173     $   13,330     $   69,359     $   38,258
                                                ==========     ==========     ==========     ==========
Weighted average shares outstanding basic
  and diluted:
  Total shares issued                              120,046         84,298        118,344         83,503
  Unallocated ESOP shares                           (3,817)        (3,972)        (3,856)        (4,010)
  Unvested restricted stock awards                    (388)          (377)          (397)          (394)
  Treasury shares                                   (5,614)          (692)        (4,232)          (344)
                                                ----------     ----------     ----------     ----------
    Total basic weighted average shares
      outstanding                                  110,227         79,257        109,859         78,755
    Incremental shares from assumed exercise
      of stock options                                 936            983            897          1,121
    Incremental shares from assumed vesting
      of restricted stock awards                        76             72            102            118
                                                ----------     ----------     ----------     ----------
      Total diluted weighted average shares
        outstanding                                111,239         80,312        110,858         79,994
                                                ==========     ==========     ==========     ==========
Basic earnings per share                        $     0.22     $     0.17     $     0.63     $     0.49
                                                ==========     ==========     ==========     ==========
Diluted earnings per share                      $     0.22     $     0.17     $     0.63     $     0.48
                                                ==========     ==========     ==========     ==========

The above diluted weighted average common share calculations do not include 332 thousand and 1.5 million of stock option and restricted stock awards for the three months ended September 30, 2005 and 2004, respectively, and 314 thousand and 811 thousand of stock option and restricted stock awards for the nine months ended September 30, 2005 and 2004, respectively, that are not dilutive to the earnings per share calculations.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4)   Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                            Pension plans       Other postretirement plans
                                                        ---------------------   --------------------------
For the three months ended September 30:                  2005         2004         2005         2004
                                                        --------     --------     --------     --------
Interest cost                                           $    964     $    452     $    125     $    108
Expected return on plan assets                            (1,396)        (685)          --           --
Amortization of unrecognized loss                             95           65           25           23
Amortization of unrecognized prior service liability           4           --          (16)         (16)
                                                        --------     --------     --------     --------
     Net pension and postretirement cost (benefit)      $   (333)    $   (168)    $    134     $    115
                                                        ========     ========     ========     ========

For the nine months ended September 30:
Interest cost                                           $  2,891     $  1,357     $    375     $    325
Expected return on plan assets                            (4,188)      (2,056)          --           --
Amortization of unrecognized loss                            286          194           76           68
Amortization of unrecognized prior service liability          12           --          (48)         (48)
                                                        --------     --------     --------     --------
     Net pension and postretirement cost (benefit)      $   (999)    $   (505)    $    403     $    345
                                                        ========     ========     ========     ========

All benefit accruals and participation in the First Niagara pension plan are frozen. Accordingly, no employees are permitted to commence participation in the plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the plan. Additionally, the Company modified its post-retirement plan so that participation is closed to new employees. In September 2005 and 2004, the Company made contributions of $6.2 million and $2.8 million, respectively, to fund its pension plans.

(5)   Segment Information

The Company has two business segments, banking and financial services. The financial services segment includes the Company's risk (insurance) and wealth management operations, including those acquired from HRB and HLN. The banking segment includes the results of all other First Niagara operations. Predominantly all of the Company's assets relate to its banking segment. Selected information for the Company's segments follows (in thousands):

                                                       Financial                  Consolidated
For the three months ended:                Banking     services    Eliminations       total
                                           --------    ---------   ------------   ------------
September 30, 2005
  Net interest income                      $ 63,487           9            --         63,496
  Provision for credit losses                 1,647          --            --          1,647
                                           --------    --------      --------       --------
    Net interest income after provision
      for credit losses                      61,840           9            --         61,849
    Noninterest income                       15,350      10,314           (24)        25,640
    Amortization of core deposit and
      other intangibles                       2,330         924            --          3,254
    Other noninterest expense                36,405       8,173           (24)        44,554
                                           --------    --------      --------       --------
      Income before income taxes             38,455       1,226            --         39,681
    Income tax expense                       15,017         491            --         15,508
                                           --------    --------      --------       --------
      Net income                           $ 23,438         735            --         24,173
                                           ========    ========      ========       ========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                        Financial                 Consolidated
For the three month period ended:          Banking      services    Eliminations     total
                                           ---------    ---------   ------------  ------------
September 30, 2004
  Net interest income                      $  39,625           13           --        39,638
  Provision for credit losses                  1,742           --           --         1,742
                                           ---------    ---------    ---------     ---------
    Net interest income after provision
      for credit losses                       37,883           13           --        37,896
  Noninterest income                           7,543        5,580          (16)       13,107
  Amortization of core deposit and
    other intangibles                            896          286           --         1,182
  Other noninterest expense                   24,658        4,554          (16)       29,196
                                           ---------    ---------    ---------     ---------
    Income before income taxes                19,872          753           --        20,625
  Income tax expense                           6,994          301           --         7,295
                                           ---------    ---------    ---------     ---------
    Net income                             $  12,878          452           --        13,330
                                           =========    =========    =========     =========

For the nine months ended:
September 30, 2005
  Net interest income                      $ 187,274           14           --       187,288
  Provision for credit losses                  4,848           --           --         4,848
                                           ---------    ---------    ---------     ---------
    Net interest income after provision
      for credit losses                      182,426           14           --       182,440
  Noninterest income                          39,174       25,348          (70)       64,452
  Amortization of core deposit and
    other intangibles                          6,730        1,886           --         8,616
  Other noninterest expense                  109,599       19,677          (70)      129,206
                                           ---------    ---------    ---------     ---------
    Income before income taxes               105,271        3,799           --       109,070
  Income tax expense                          38,191        1,520           --        39,711
                                           ---------    ---------    ---------     ---------
    Net income                             $  67,080        2,279           --        69,359
                                           =========    =========    =========     =========

September 30, 2004
  Net interest income                      $ 115,149           27           --       115,176
  Provision for credit losses                  6,596           --           --         6,596
                                           ---------    ---------    ---------     ---------
    Net interest income after provision
      for credit losses                      108,553           27           --       108,580
  Noninterest income                          21,551       16,851          (57)       38,345
  Amortization of core deposit and
    other intangibles                          2,505          882           --         3,387
  Other noninterest expense                   72,660       12,816          (57)       85,419
                                           ---------    ---------    ---------     ---------
    Income before income taxes                54,939        3,180           --        58,119
  Income tax expense                          18,589        1,272           --        19,861
                                           ---------    ---------    ---------     ---------
    Net income                             $  36,350        1,908           --        38,258
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

Overview

Total assets increased to more than $8.0 billion at September 30, 2005. Loan growth during the first three quarters of 2005 included a $164.7 million, or 10% annualized, organic increase in commercial real-estate and business loans and a $39.0 million, or 15% annualized, increase in home equity loans. These results include the benefits of the on-going execution of the Company's strategic plan, including a focus on relationship based products. Those strategic initiatives also contributed to the 6% annualized organic growth in deposits during the first three quarters of 2005. However, profitable loan and core deposit growth continue to be a challenge given the current interest rate environment and competitive market conditions. In particular, that combination of factors has resulted in a significant change in the Company's funding mix as consumer preferences have shifted towards higher rate money market and certificate accounts. As of September 30, 2005, core (non-time) deposits declined to 63% of total deposits compared to 69% at the end of 2004.

Net income for the three months ended September 30, 2005 increased to $24.2 million, or $0.22 per diluted share from $13.3 million, or $0.17 per diluted share for the same period of 2004. While the 2005 results include a 9 basis point improvement in net interest rate margin as a result of the higher rate net earning assets acquired from HRB, the change in deposit mix and resulting 37 basis point increase in rate paid on interest-bearing liabilities has resulted in a decline in margin for the last two quarters. However, the effects of this margin pressure on net interest income have been lessened through continuing loan and deposit growth, as well as effective asset-liability management. The favorable credit environment experienced during the first half of 2005 continued during the third quarter. As a result, the provision for credit losses was 0.13% of average loans compared to 0.22% of average loans for the corresponding period of 2004. Increases in both noninterest income and expense over the prior year reflect the impact of the acquisition of HRB and four financial services companies, as well as the addition of two de novo branches since the 2004 third quarter. Additionally, 2005 third quarter results include a $1.4 million pre-tax gain from the sale of a real-estate joint venture, as well as a $1.4 million tax charge from the surrender of bank owned life insurance policies.

For the first nine months of 2005, net income totaled $69.4 million or $0.63 per diluted share compared to $38.3 million, or $0.48 per diluted share for the same period of 2004.

Critical Accounting Estimates

Management of the Company evaluates those accounting estimates that are judged to be critical, that is, those most important to the portrayal of the Company's financial condition and results, and that require management's most subjective and complex judgments. Accordingly, management considers the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment to be critical. The judgments made regarding the allowance for credit losses and goodwill can have a material effect on the results of operations of the Company. A more detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed in Part I, Item 1, "Business" of the Company's 2004 Form 10-K dated March 14, 2005. A more detailed description of the Company's methodology for testing goodwill for impairment and assumptions made is included within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2004 Form 10-K dated March 14, 2005. There have not been any material changes to the above critical accounting policies during the current year.

Analysis of Financial Condition as of September 30, 2005

Lending Activities

Total loans and leases outstanding increased to $5.2 billion at September 30, 2005. Growth during the first three quarters of 2005 included a $164.7 million, or 10% annualized, increase in commercial real estate and business loans, which has been accomplished despite competitive market conditions. At September 30, 2005, commercial loans comprised 45% of the total portfolio. The Company's strategy is to continue to emphasize commercial loan originations.

Growth in the residential real estate portfolio continues to be a challenge given the interest rate environment, which has caused consumers to move away from short-term and variable rate loans, which are the products the Company typically holds in portfolio. As a result, organic residential real estate loan growth year-to-date is only 1% on an annualized basis. That is in contrast to the 15% annualized increase in home equity loans, which the Company continues to actively market given its low credit risk and relationship benefits.

Set forth below is selected information concerning the composition of the Company's loan and lease portfolio as of the dates indicated (dollars in thousands):

                                                   September 30, 2005             December 31, 2004
                                             ---------------------------     ---------------------------
                                                Amount          Percent         Amount         Percent
                                             -----------     -----------     -----------     -----------
Commercial:
   Real estate                               $ 1,591,059            30.8%    $ 1,081,709            33.3%

   Construction                                  227,158             4.4         187,149             5.8
   Business                                      479,473             9.3         345,520            10.6
                                             -----------     -----------     -----------     -----------
      Total commercial loans                   2,297,690            44.5       1,614,378            49.7
Residential real estate                        2,136,961            41.4       1,132,471            34.9
Home equity                                      383,350             7.4         247,190             7.6
Other consumer                                   181,488             3.6         174,309             5.4
Specialized lending (1)                          159,935             3.1          79,358             2.4
                                             -----------     -----------     -----------     -----------
      Total loans and leases                   5,159,424           100.0%      3,247,706           100.0%
                                             -----------     -----------     -----------     -----------

Net deferred costs and unearned discounts         16,153                           8,971
Allowance for credit losses                      (72,290)                        (41,422)
                                             -----------                     -----------
      Total loans and leases, net            $ 5,103,287                     $ 3,215,255
                                             ===========                     ===========

----------
(1) Includes commercial leases, financed insurance premiums and manufactured housing loans.

Credit Quality. During the first three quarters of 2005, the Company benefited from a very favorable credit environment. Annualized net loan charge-offs have totaled only 0.13% of average loans, compared to the 0.24% experienced over the last three years. Non-performing assets were 0.29% of total assets at September 30, 2005, as two commercial real estate loans totaling $4.1 million were added to non-accruing status during the quarter. The allowance for credit losses to total loans ratio was 1.40% at September 30, 2005 compared to 1.48% following the HRB acquisition in January, which reflects the impact of portfolio growth and the favorable credit experience. The ratio of the allowance to non-accruing loans of 323% at September 30, 2005, compares to 344% at December 31, 2004.

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

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and non-performing assets (dollars in thousands):

                                                                    September 30,   December 31,
                                                                        2005            2004
                                                                    -------------   ------------
       Non-accruing loans (1):
         Commercial real estate ..................................    $  8,791        $  3,416
         Commercial business .....................................       2,541           1,564
         Residential real estate .................................       5,389           4,276
          Home equity ............................................         621             519
          Other consumer .........................................       1,060             801
          Specialized lending ....................................       3,945           1,452
                                                                      --------        --------
             Total non-accruing loans ............................      22,347          12,028
      Real estate owned ..........................................       1,097             740
                                                                      --------        --------
            Total non-performing assets ..........................    $ 23,444        $ 12,768
                                                                      ========        ========
      Total non-accruing loans as a percentage of total loans ....        0.43%           0.37%
                                                                      ========        ========
      Total non-performing assets as a percentage of total assets         0.29%           0.25%
                                                                      ========        ========
      Allowance for credit losses to total loans .................        1.40%           1.27%
                                                                      ========        ========
      Allowance for credit losses to non-accruing loans ..........         323%            344%
                                                                      ========        ========

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

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated (dollars in thousands):

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                        2005            2004
                                                                   ------------      -------------
      Balance at beginning of period ...........................      $  41,422      $  25,420
      Net charge-offs:
         Charge-offs ...........................................         (7,452)        (6,381)
         Recoveries ............................................          2,788            988
                                                                      ---------      ---------
            Net charge-offs ....................................         (4,664)        (5,393)
      Acquired bank allowance at acquisition date ..............         30,684         14,650
      Provision for credit losses ..............................          4,848          6,596
                                                                      ---------      ---------
      Balance at end of period .................................      $  72,290      $  41,273
                                                                      =========      =========
      Ratio of annualized net charge-offs to average loans
         outstanding during the period .........................           0.13%          0.23%
                                                                      =========      =========
      Ratio of annualized provision for credit losses to average
         loans outstanding during the period ...................           0.13%          0.29%
                                                                      =========      =========

Investing Activities

Excluding the investment securities acquired from HRB, the Company's securities available for sale decreased $98.6 million from December 31, 2004. This reflects the Company's decision to begin de-leveraging the balance sheet given the flattening yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings. However, the Company's investment portfolio remains well positioned to provide a stable source of cash flow and limited earnings volatility, as the weighted average life of securities available for sale at September 30, 2005 was 2.3 years.

Funding Activities

Deposits. The Company continues to prioritize deposit gathering and retention efforts given the competitiveness of its low growth markets and the importance of lower cost funding to support loan growth. During the first three quarters of 2005, organic deposit growth was $231.6 million, or 6% annualized. While this increase continues to be driven by higher-rate certificate and money market accounts, those relationship products have also contributed to an increase in the number of transaction accounts, which the Company anticipates will drive core deposit and fee income growth as those accounts mature. Deposit growth continues to also benefit from expansion of the Company's municipal banking business and de novo branch expansion strategy, which have contributed an additional $67.1 million and $17.7 million of funds, respectively, during 2005.

Set forth below is selected information depicting the composition of the Company's deposits as of the dates indicated (dollars in thousands):

                                   September 30, 2005            December 31, 2004
                                ------------------------     ------------------------
                                  Amount        Percent        Amount        Percent
                                ----------    ----------     ----------    ----------
Core Deposits:
   Savings .................    $1,652,552          30.9%    $1,086,769          32.6%
   Interest-bearing checking     1,130,264          21.1        912,598          27.3
   Noninterest-bearing .....       569,308          10.7        291,491           8.7
                                ----------    ----------     ----------    ----------
      Total core deposits ..     3,352,124          62.7      2,290,858          68.6
Certificates ...............     1,996,097          37.3      1,046,824          31.4
                                ----------    ----------     ----------    ----------
      Total deposits .......    $5,348,221         100.0%    $3,337,682         100.0%
                                ==========    ==========     ==========    ==========

Borrowings. Excluding borrowings resulting from the HRB transaction, wholesale indebtedness decreased $38.9 million to $1.16 billion at September 30, 2005. This decrease resulted from the Company's deleveraging strategy discussed above.

Equity Activities

Stockholders' equity increased to $1.38 billion at September 30, 2005 compared to $928.2 million at December 31, 2004, primarily as a result of the issuance of
36.2 million shares of common stock ($490.5 million) in connection with the HRB and HLN acquisitions. Year-to-date common stock dividends declared of $0.28 per share totaled $31.4 million, which represents a 27% increase over the prior year on a per share basis and a 44% payout ratio.

The Company repurchased 1.0 million of its shares during the third quarter of 2005, which brings the year-to-date total to 5.3 million. As of September 30, 2005, 4.1 million shares remain available for repurchase under the current authorization. While treasury stock purchases are an important component of the Company's capital management strategy, the extent to which shares are repurchased in the future will depend on a number of factors including market trends and prices and alternative uses for capital.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

Net Interest Income

When compared to the prior year, the net interest rate margin for the third quarter improved 9 basis points, which reflects the benefits of the higher yielding net earning assets acquired from HRB, as well as continuing organic growth in the loan portfolio. However, pressure on the Company's net interest rate margin, resulting from the flat yield curve and competitive loan and deposit pricing, continued during the third quarter and caused a 3 basis point decline to 3.69% from the second quarter of 2005. The Company expects that pressure on the net interest rate margin will continue for the remainder of 2005 and into 2006, but believes the impact on net interest income will be partially mitigated by loan and deposit growth and effective asset-liability management.

Interest income increased to $96.3 million for the quarter ended September 30, 2005. This increase was primarily the result of the growth in interest earning assets, as well as the increase in yield from the repricing of the Company's variable-rate loans and short-term investment securities portfolio. However, during the last two quarters, that benefit has been more than offset by the rise in deposit interest rates due to competitive pricing and a shift in portfolio mix to higher yielding money market and certificate products.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No taxable equivalent adjustments were made. All average balances are average daily balances (dollars in thousands):

                                                                 Three months ended September 30,
                                          ------------------------------------------------------------------------------
                                                               2005                                   2004
                                          --------------------------------------  --------------------------------------
                                            Average          Interest               Average         Interest
                                          outstanding         earned/     Yield/  outstanding        earned/      Yield/
                                            balance            paid        rate     balance            paid        rate
                                          -----------      -----------    ------  -----------      -----------    ------
Interest-earning assets:
  Loans and leases(1) ................    $ 5,081,331      $    80,547     6.31%  $ 3,162,777      $    47,937     6.05%
  Securities available for sale and
    other investments(2) .............      1,784,864           15,750     3.53     1,245,280            8,881     2.79
                                          -----------      -----------     ----   -----------      -----------     ----
      Total interest-earning assets ..      6,866,195           96,297     5.59     4,408,057           56,818     5.15
                                          -----------      -----------     ----   -----------      -----------     ----
Allowance for credit losses ..........        (72,788)                                (41,423)
Noninterest-earning assets(3)(4) .....      1,209,175                                 666,443
                                          -----------                             -----------
      Total assets ...................    $ 8,002,582                             $ 5,033,077
                                          ===========                             ===========
Interest-bearing liabilities:
  Savings deposits ...................    $ 1,669,466      $     4,736     1.13%  $ 1,074,032      $     2,569     0.95%
  Checking deposits ..................      1,151,334            3,311     1.14       928,300            2,202     0.94
  Certificates of deposit ............      1,905,781           13,696     2.86     1,039,097            5,678     2.17
  Borrowed funds .....................      1,183,924           11,058     3.70       686,437            6,731     3.90
                                          -----------      -----------     ----   -----------      -----------     ----
      Total interest-bearing
        liabilities ..................      5,910,505           32,801     2.20     3,727,866           17,180     1.83
                                          -----------      -----------     ----   -----------      -----------     ----
Noninterest-bearing deposits .........        584,871                                 303,244
Other noninterest-bearing liabilities         114,389                                  67,412
                                          -----------                             -----------
      Total liabilities ..............      6,609,765                               4,098,522
Stockholders' equity(3) ..............      1,392,817                                 934,555
                                          -----------                             -----------
      Total liabilities and
        stockholders' equity .........    $ 8,002,582                             $ 5,033,077
                                          ===========                             ===========
Net interest income ..................                     $    63,496                             $    39,638
                                                           ===========                             ===========
Net interest rate spread .............                                     3.39%                                   3.32%
                                                                           ====                                    ====
Net earning assets ...................    $   955,690                             $   680,191
                                          ===========                             ===========
Net interest rate margin .............                            3.69%                                   3.60%
                                                           ===========                             ===========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ........................         116.17%                                 118.25%
                                          ===========                             ===========

                                                                    Nine months ended September 30,
                                          ------------------------------------------------------------------------------
                                                               2005                                   2004
                                          --------------------------------------  --------------------------------------
                                            Average          Interest               Average         Interest
                                          outstanding         earned/     Yield/  outstanding        earned/      Yield/
                                            balance            paid        rate     balance            paid        rate
                                          -----------      -----------    ------  -----------      -----------    ------
Interest-earning assets:
  Loans and leases(1) ................    $ 4,921,752      $   230,963     6.26%  $ 3,053,303      $   140,101     6.12%
  Securities available for sale and
    other investments(2) .............      1,781,275           45,779     3.43     1,243,467           25,523     2.73
                                          -----------      -----------     ----   -----------      -----------     ----
      Total interest-earning assets ..      6,703,027          276,742     5.51     4,296,770          165,624     5.14
                                          -----------      -----------     ----   -----------      -----------     ----
Allowance for credit losses ..........        (73,671)                                (39,880)
Noninterest-earning assets(3)(4) .....      1,169,384                                 650,653
                                          -----------                             -----------
      Total assets ...................    $ 7,798,740                             $ 4,907,543
Interest-bearing liabilities:
  Savings deposits ...................    $ 1,649,212      $    12,813     1.04%  $ 1,020,184      $     7,049     0.92%
  Checking deposits ..................      1,176,003            9,430     1.07       879,569            5,912     0.90
  Certificates of deposit ............      1,759,985           34,395     2.62     1,093,601           18,037     2.20
  Borrowed funds .....................      1,201,764           32,816     3.65       656,543           19,450     3.96
                                          -----------      -----------     ----   -----------      -----------     ----
      Total interest-bearing
        liabilities ..................      5,786,964           89,454     2.07     3,649,897           50,448     1.85
                                          -----------      -----------     ----   -----------      -----------     ----
Noninterest-bearing deposits .........        538,579                                 269,574
Other noninterest-bearing liabilities         100,075                                  63,208
                                          -----------                             -----------
      Total liabilities ..............      6,425,618                               3,982,679
Stockholders' equity(3) ..............      1,373,122                                 924,864
                                          -----------                             -----------
      Total liabilities and
        stockholders' equity .........    $ 7,798,740                             $ 4,907,543
                                          ===========                             ===========
Net interest income ..................                     $   187,288                             $   115,176
                                                           ===========                             ===========
Net interest rate spread .............                                     3.44%                                   3.29%
                                                                           ====                                    ====
Net earning assets ...................    $   916,063                             $   646,873
                                          ===========                             ===========
Net interest rate margin .............                            3.72%                                   3.57%
                                                           ===========                             ===========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ........................         115.83%                                 117.72%
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

Provision for Credit Losses

During the third quarter, the provision for credit losses was $1.6 million, which at 13 basis points of average loans, reflects the favorable credit environment in 2005. This provision is based upon management's assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

Noninterest Income

For the quarter ended September 30, 2005, noninterest income totaled $25.6 million compared to $13.1 million for the same period of 2004. This increase reflects the benefit of the expanded customer base in Eastern New York, as well as the Company's efforts to further its diversified financial services business model. During the third quarter, the HLN and the Burke Group acquisitions added $3.3 million to noninterest income. Banking services revenue continues to increase, reflecting growth in the Company's customer base and relationship strategy. While wealth management revenues for the quarter increased 14% over the corresponding period in 2004, revenue from that business unit has been flat throughout the year as the benefits of the added customer base in Eastern New York were mitigated by lower annuity sales due to the unfavorable interest rate environment for these products. In addition to the above, noninterest income for the third quarter of 2005 benefited from a $1.4 million pre-tax gain from the sale of a real-estate joint venture which was acquired with the Troy Financial Corporation transaction in 2004. Excluding this joint venture gain, noninterest income represented 28% of total net revenues versus 25% for the prior year quarter. The Company expects this ratio to approach 30% during the fourth quarter of 2005, which will help mitigate the continuing impact that the flat yield curve and interest rate margin compression are having on net income.

Noninterest Expense

Noninterest expense totaled $47.8 million during the third quarter. In addition to the costs associated with the Company's expanded operations, $3.2 million of the increase was attributable to HLN and Burke Group operations. Even with the continuing investment in operating infrastructure, the Company's efficiency ratio improved to 54.5% for the third quarter, excluding the joint venture gain.

Income Taxes

The effective tax rate of 39.1% for the current quarter included a $1.4 million tax charge relating to the surrender of $40 million of bank owned life insurance obtained with the Troy Financial Corporation and HRB acquisitions. Excluding this charge, the effective tax rate was 35.5%, which is consistent with the prior year quarter.

Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004

Net Interest Income

Net interest rate margin was 3.72% for the first three quarters of 2005, compared to 3.57% for the same period of 2004. This improvement reflects the benefits of the higher yielding net earning assets acquired from HRB, as well as growth in the loan portfolio and noninterest bearing deposits. However, the net interest rate margin has declined 7 basis points since the first quarter of 2005 as a result of the flat yield curve and competitive loan and deposit pricing. The Company expects that pressure on the net interest rate margin will continue for the remainder of 2005 and into 2006, but believes the impact on net interest income will be partially mitigated by loan and deposit growth and effective asset-liability management.

Interest income totaled $276.7 million for the nine months ended September 30, 2005. This increase was primarily the result of the growth in interest earning assets, as well as the increase in yield from the repricing of the Company's variable-rate loans and short-term investment securities portfolio. However, interest expense was also impacted by the rise in short-term interest rates due to competitive deposit pricing and a shift in portfolio mix towards higher yielding money market and certificate products.

Provision for Credit Losses

During the first nine months of 2005, the provision for credit losses was $4.8 million compared to $6.6 million for the prior year period. That reduction reflects the favorable credit environment and lower loss rates experienced by the Company in 2005.

Noninterest Income

For the first three quarters of 2005, noninterest income totaled $64.5 million compared to $38.3 million for the same period of 2004. This increase reflects the expanded customer base in Eastern New York, as well as the Company's efforts to further its diversified financial services business model, which included the addition of two new branches and four financial services acquisitions. During the third quarter of 2005, the HLN and Burke Group acquisitions added $3.3 million to noninterest income. Banking services revenue continues to increase, reflecting growth in the Company's customer base and its relationship strategy, as well as debit card usage becoming more widely accepted by consumers. While wealth management revenues for the first nine months of 2005 increased 20% over the corresponding period in 2004, revenue from that business unit has been flat throughout the year as the benefits of the added customer base in Eastern New York have been mitigated by lower annuity sales due to the unfavorable interest rate environment for these products. Noninterest income also benefited from a $1.4 million pre-tax gain from the sale of a real-estate joint venture during the third quarter of 2005.

Noninterest Expense

Noninterest expense totaled $137.8 million during the first three quarters of 2005 and included the operating costs associated with the former HRB branches, as well as the addition of two new branch locations and four financial services companies since the 2004 third quarter. The 2005 results also include $2.5 million of merger and integration expenses compared to $1.6 million of such expenses incurred during the 2004 period. Additionally, noninterest expenses reflect the Company's continuous investment in its infrastructure and implementation of its strategic plan. Even with these increases, the Company's efficiency ratio improved to 55.1% for the first nine months of 2005, excluding the joint venture gain.

Income Taxes

The effective tax rate of 35.1% for the current year period, excluding the bank owned life insurance charge, increased from 34.2% for the prior year as the assets acquired from HRB generated less tax advantaged income. Additionally, the results for 2004 include nonrecurring tax-exempt payments from bank owned life insurance proceeds.

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

The Company's primary investing activities are the origination of loans and the purchase of investment securities. During the first nine months of 2005, loan originations totaled $1.43 billion compared to $860.4 million for the same period of 2004, while purchases of investment securities totaled $352.4 million during the 2005 period compared to $458.1 million for the 2004 period. The increase in loan originations is a result of increased lending activity due to the HRB acquisition and continuing growth. The lower level of investment security purchases in 2005 primarily relates to the Company's decision to begin de-leveraging the balance sheet given the narrow spreads between investments and wholesale borrowings.

During the first three quarters of 2005, cash flows provided by securities available for sale amounted to $432.1 million compared to $372.4 million for the same period in 2004. Deposit growth and borrowings, excluding those acquired from HRB, provided $290.0 million of additional funding for the nine months ended September 30, 2005. The Company has a total of $1.1 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage the asset and liability position of the Company.

In the ordinary course of business, the Company extends commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2005, the Company had outstanding commitments to originate residential real estate, commercial real estate and business, and other consumer loans of approximately $353.4 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $18.3 million at the end of the third quarter.

The Company extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused commercial lines of credit amounted to $362.2 million at September 30, 2005 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $186.1 million and have an expiration period of up to ten years. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $57.0 million at September 30, 2005 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of September 30, 2005, the total of cash, interest-bearing demand accounts, federal funds sold and other money market investments was $160.8 million.

At September 30, 2005, First Niagara exceeded all regulatory capital requirements, as detailed in the following table (dollars in thousands):

                                                          As of September 30, 2005
                                ----------------------------------------------------------------------------
                                                                                       To be well capitalized
                                                                  Minimum             under prompt corrective
                                        Actual                capital adequacy           action provisions
                                ----------------------     ----------------------     -----------------------
                                  Amount       Ratio         Amount       Ratio          Amount      Ratio
                                ---------    ---------     ---------    ---------     ----------   ----------
Tangible capital                $ 591,480         8.11%    $ 109,403         1.50%     $    N/A          N/A%
Tier 1 (core) capital             591,480         8.11       291,741         4.00        364,676        5.00
Tier 1 risk based capital         591,480        11.95           N/A          N/A        296,956        6.00
Total risk based capital          653,346        13.20       395,942         8.00        494,927       10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. The Company monitors this interest rate sensitivity through the use of a net interest income model, which estimates changes in net interest income over a range of interest rate scenarios.

The Asset and Liability Committee, which is comprised of members of senior management, monitors the Company's sensitivity to interest rates. The Committee also enacts strategies to manage exposure to interest rate risk and may take action utilizing on- or off-balance sheet financial instruments including, but not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and interest rate derivatives. As of September 30, 2005, the Company's off-balance sheet financial instruments included customer lines and letters of credit, and commitments to originate and sell loans, which were entered into in the ordinary course of business (See Liquidity and Capital Resources for further description of these items).

The accompanying table as of September 30, 2005 sets forth the estimated impact on the Company's net interest income for the next twelve months resulting from potential changes in the interest rates over that time period and assumes a parallel shift across the yield curve. The effects of a "flattening" or "steepening" of the yield curve are not considered in the analysis. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions (dollars in thousands):

                                          Calculated increase (decrease) at
                                                 September 30, 2005
                                  ----------------------------------------------
            Changes in               Net interest
          interest rates                income                    % Change
       ----------------------    ----------------------       ------------------

         +200 basis points            $  (1,928)                   (0.80)%
         +100 basis points               (1,034)                   (0.43)
         -100 basis points                 (754)                   (0.31)
         -200 basis points               (3,982)                   (1.66)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the purchases of FNFG stock made by the Company during the third quarter of 2005:

                                                           Total number of
                                                           shares purchased        Maximum number
                                  Number       Average        as part of           of shares yet
                                of shares     price per   publicly announced      to be purchased
             Month              purchased    share paid   repurchase plans (1)   under the plans (1)
      ------------------        ---------    ----------   --------------------   -------------------
      July                             --         --            652,239              5,147,761

      August                      480,000      14.28          1,132,239              4,667,761

      September                   530,000      14.30          1,662,239              4,137,761
                                ---------
      Third quarter 2005        1,010,000      14.29
                                =========      =====

(1) On May 18, 2005, the Company announced a 5,800,000 share stock repurchase program that does not have an expiration date. As of September 30, 2005, the average cost of the 1,662,239 shares repurchased under the current program was $13.95 per share.

      In addition to the above, during the third quarter of 2005, the Company repurchased 5,332 shares from executives of the Company at an average cost of $14.43 per share to satisfy option exercises and minimum tax withholding requirements on vested restricted stock awards as allowed under the Company's stock option and restricted stock plans. The price of these repurchases is based upon the closing market price of the Company's stock on the date of exercise or vesting.

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

                           FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 8, 2005       By: /s/ Paul J. Kolkmeyer
                               -------------------------------------------------
                               Paul J. Kolkmeyer
                               President and Chief Executive Officer


Date: November 8, 2005       By: /s/ John R. Koelmel
                               -------------------------------------------------
                               John R. Koelmel
                               Executive Vice President, Chief Financial Officer