Form 10-K
period 2005-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2006-03-15
CIK 1051741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2005

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

                          Commission File No. 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                  42-1556195
           -------------------------------                ----------------------
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification Number)

6950 South Transit Road, P.O. Box 514, Lockport, NY             14095-0514
---------------------------------------------------             ----------
      (Address of Principal Executive Offices)                   Zip Code

                                 (716) 625-7500
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |X| NO |_|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      As of March 14, 2006, there were issued and outstanding 111,731,321 shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the NASDAQ National Market, was approximately $1,626,416,656.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the Company's Proxy Statement:

                      Document                                                             Part
----------------------------------------------            -------------------------------------------------------------------
Proxy Statement for the 2006 Annual Meeting of            Part III, Item 10
Stockholders                                              "Directors and Executive Officers of the Registrant"

                                                          Part III, Item 11
                                                          "Executive Compensation"

                                                          Part III, Item 12
                                                          "Security Ownership of Certain Beneficial Owners and Management and
                                                          Related Stockholder Matters"

                                                          Part III, Item 13
                                                          "Certain Relationships and Related Transactions"

                                                          Part III, Item 14
                                                          "Principal Accounting Fees and Services"

                                                              TABLE OF CONTENTS

ITEM                                                                                                                          PAGE
NUMBER                                                                                                                       NUMBER
------                                                                                                                       ------
                                                           PART I

 1     Business.....................................................................................................            4

 1A    Risk Factors.................................................................................................           19

 1B    Unresolved Staff Comments....................................................................................           21

 2     Properties...................................................................................................           21

 3     Legal Proceedings............................................................................................           21

 4     Submission of Matters to a Vote of Security Holders..........................................................           21

                                                          PART II

 5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.           22

 6     Selected Financial Data......................................................................................           23

 7     Management's Discussion and Analysis of Financial Condition and Results of Operation.........................           26

 7A    Quantitative and Qualitative Disclosures About Market Risk...................................................           41

 8     Financial Statements and Supplementary Data..................................................................           44

 9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........................           85

 9A    Controls and Procedures......................................................................................           85

 9B    Other Information............................................................................................           86

                                                         PART III

 10    Directors and Executive Officers of the Registrant...........................................................           86

 11    Executive Compensation.......................................................................................           86

 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............           86

 13    Certain Relationships and Related Transactions...............................................................           86

 14    Principal Accounting Fees and Services.......................................................................           86

                                                         PART IV

 15    Exhibits, Financial Statement Schedules......................................................................           86

       Signatures...................................................................................................           88

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

FNFG was organized in April 1998 in connection with the conversion of First Niagara from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and the reorganization to a two-tiered mutual holding company (the "MHC"). In November 2002, FNFG converted First Niagara and the MHC to a federal charter subject to Office of Thrift Supervision ("OTS") regulation. On January 17, 2003, the MHC converted to stock form (the "Conversion"), with the shares of FNFG common stock owned by the MHC being sold to depositors and other investors (the "Offering"). Since 1998, the Company has deployed the proceeds from these stock offerings through its "Buy and Build" strategy, which has resulted in six whole-bank and eleven non-bank acquisitions as well as the opening of sixteen de novo branches in target market areas. This strategy coupled with the Company's organic growth initiatives, which includes an emphasis on expanding commercial operations and financial services businesses, has resulted in a successful transition from a Western New York traditional thrift to an Upstate New York community banking financial services company.

On January 14, 2005, FNFG acquired Hudson River Bancorp, Inc. ("HRB"), the holding company of Hudson River Bank & Trust Company ("HRBT"), with total assets of approximately $2.8 billion and 50 branch locations. Following completion of the acquisition, HRBT locations were merged into First Niagara's branch network. The acquisition resulted in the issuance of 35.7 million shares of FNFG stock and cash payments totaling $126.8 million.

On July 29, 2005, First Niagara Risk Management, Inc., the wholly owned insurance subsidiary of First Niagara, acquired Hatch Leonard Naples, Inc. ("HLN"), an insurance agency with operations across Upstate New York. Under terms of the agreement, the consideration included a combination of cash and 435,375 shares of FNFG common stock.

On September 12, 2005, FNFG acquired Burke Group, Inc. ("Burke Group") an employee benefits administration and compensation consulting firm in a cash transaction. Upon acquisition, Burke Group was a subsidiary of FNFG but subsequently has become a wholly owned subsidiary of First Niagara.

As of December 31, 2005, FNFG had $8.1 billion of assets and $1.4 billion of stockholders' equity. FNFG neither owns nor leases any property, but uses the premises and equipment of First Niagara. FNFG does not have any employees other than certain officers of First Niagara who also serve as officers of FNFG.

First Niagara

First Niagara was organized in 1870, and is a multi-market community-oriented savings bank that provides financial services to individuals, families and businesses through its branch network located across Upstate New York. As of December 31, 2005, First Niagara and all of its subsidiaries had $8.0 billion of assets, deposits of $5.5 billion, $1.3 billion of stockholders' equity, employed approximately 2,160 people and operated through 118 branches, a loan production office, 157 ATM's and several financial services subsidiaries. At December 31, 2005, the following entities operated as subsidiaries of First Niagara:

      First Niagara Capital, Inc. First Niagara Capital, Inc. is licensed by the Small Business Administration ("SBA") as a Small Business Investment Company and offers small business loans and makes equity investments in small businesses. At December 31, 2005, First Niagara Capital, Inc. had $4.2 million of assets.

      First Niagara Commercial Bank First Niagara Commercial Bank (the "Commercial Bank") is a New York State chartered bank whose primary purpose is to generate municipal deposits. Under New York State law, municipal accounts cannot otherwise be accepted directly by First Niagara, which is a federally chartered savings bank. At December 31, 2005, the Commercial Bank had $354.3 million of assets and $308.4 million of deposits.

      First Niagara Funding, Inc. First Niagara Funding, Inc. ("FNF") is a real estate investment trust ("REIT") that holds commercial real estate loans, residential mortgages, home equity loans and commercial business loans. At December 31, 2005, FNF had $1.9 billion of assets.

      First Niagara Leasing, Inc. First Niagara Leasing, Inc. ("FNL") provides direct financing to the commercial small ticket lease market. At December 31, 2005, FNL had $38.8 million of assets.

      First Niagara Portfolio Management, Inc. First Niagara Portfolio Management, Inc. is a New York State Article 9A company, which primarily invests in U.S. government agency and Treasury obligations. At December 31, 2005, First Niagara Portfolio Management, Inc. had $66.9 million of assets.

      First Niagara Realty, Inc. and TSB Real Property, Inc. First Niagara Realty, Inc. and TSB Real Property, Inc. invest in real estate limited partnerships. At December 31, 2005, these subsidiaries had $6.7 million of assets.

      First Niagara Risk Management, Inc. First Niagara Risk Management, Inc. ("FNRM") is a full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, life, disability and long-term care coverage and other risk management advisory services. FNRM serves commercial and personal clients throughout the Company's market areas. FNRM's consulting and risk management business includes alternative risk and self-insurance, claims investigation and adjusting services, as well as third party administration of self insured workers' compensation plans. As of December 31, 2005, FNRM serviced approximately $400 million of annual premium volume and had $70.1 million of assets. Effective January 1, 2006, HLN was merged into FNRM.

      First Niagara Securities, Inc. First Niagara Securities, Inc. acts as an agent for third-party companies to sell and service their insurance products through First Niagara's branch network. At December 31, 2005, First Niagara Securities, Inc. had $6.3 million of assets.

      First Niagara Centre, Inc. First Niagara Centre, Inc. owns various property locations used by First Niagara for its banking operations. At December 31, 2005, First Niagara Centre, Inc. had $9.1 million of assets.

      First Niagara Associates, Inc. and Premium Payment Plan LLC First Niagara Associates, Inc. ("FNA") is a wholly-owned subsidiary of First Niagara, which holds a 65% ownership interest in Premium Payment Plan LLC ("PPP"). PPP is currently licensed to provide insurance premium financing in forty-two states, but does business primarily in New York, New Jersey, Florida and Pennsylvania. On December 31, 2005, PPP had $40.5 million of assets.

      Burke Group, Inc. Burke Group, an employee benefits and administration and compensation consulting firm, was acquired by FNFG on September 12, 2005 and subsequently contributed to First Niagara on January 1, 2006. At December 31, 2005, the Burke Group had $5.4 million in assets.

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

The Company has adopted a Code of Ethics that is applicable to the senior financial officers of the Company, including the Company's Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available within the Investor Relations portion of the Company's website along with any amendments to or waivers from that policy. There were no amendments or waivers to the Code of Ethics for Senior Financial Officers during 2005. Additionally, the Company has adopted a general Code of Ethics that sets forth standards of ethical business conduct for all directors, officers and employees of the Company. This Code of Ethics is also available at the Company's website.

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

The Company offers a variety of financial services to meet the needs of the communities it serves and functions under a philosophy that includes a commitment to customer service and the community. The Company presently operates 120 branches in 24 counties that span across Upstate New York. The four largest cities in the markets the Company does business are Buffalo, Rochester, Syracuse and Albany, which have a combined total population of nearly 4 million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.

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

As part of the Company's ongoing strategic initiative to minimize interest rate risk, commercial and multi-family real estate loans originated for the Company's portfolio are generally limited to one, three or five year adjustable-rate products which are priced at prevailing market interest rates. The initial interest rates are subsequently reset after completion of the initial one, three or five year adjustment period at new market rates that generally range between 150 and 275 basis points over the then, current one, three or five year U.S. Treasury Constant Maturity Index or Federal Home Loan Bank ("FHLB") advance rate subject to interest rate floors. The maximum term for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

The Company also offers commercial real estate and multi-family construction mortgage loans. Most construction loans are made as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan upon the completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction phase of the loan is made on a short-term basis, usually not exceeding 2 years, with floating interest rate levels generally indexed to either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for permanent commercial mortgage loans, as well as a submission to the Company of completed plans, specifications and cost estimates related to the proposed construction. These items are used as an additional basis to determine the appraised value of the subject property. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

The Company continues to emphasize commercial real estate and multi-family lending given their higher interest rates, sensitivity to interest rate changes and less susceptibility to prepayment risk. Commercial real estate and multi-family loans, however, entail significant additional risk as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may be subject to a greater extent to adverse conditions in the real estate market or to the general economy. To help mitigate this risk, the Company has put in place concentration limits based upon property types and maximum amounts that may be lent to an individual or group of borrowers. The Company has not experienced a significant deterioration in credit performance as a result of these higher risk loans, as the charge off rate for commercial real-estate and multi-family loans has averaged less than 5 basis points in recent years.

Commercial Business Loans. The Company offers commercial business term loans, letters of credit and lines-of-credit to small and medium size companies in its market areas, some of which are secured in part by additional owner occupied real estate collateral. Additionally, secured and unsecured commercial loans and lines-of-credit are made for the purpose of financing equipment acquisition, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to seven years. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate or LIBOR. Lines of credit expire after one year and generally carry a variable rate of interest indexed to the prime rate. The Company has a strategic emphasis on developing commercial business relationships and allocates a greater portion of available funds and personnel resources to both the commercial middle market and small business lending markets. To facilitate the Company's expansion of these areas, the Company offers additional commercial business products such as cash management, merchant services, wire transfer capabilities, business credit and debit cards, and Internet banking.

The Company also dedicates resources to commercial business and real-estate loans which are 50% to 85% government guaranteed through the SBA. Terms of these loans range from one year to twenty years and generally carry a variable rate of interest indexed to the prime rate. This product allows the Company to better meet the needs of its small business customers in the market areas it serves, while protecting the Company from undue credit risk.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower's business, while secured commercial business loans may be secured by collateral that is not readily marketable.

Residential Real Estate Lending. The Company originates mortgage loans to enable borrowers to finance residential, owner-occupied and to some extent seasonal or vacation owner occupied properties located in its primary market areas. The Company offers conforming and non-conforming, fixed-rate and adjustable-rate, monthly and bi-weekly, residential mortgage loans with maturities generally up to 30 years and maximum loan amounts generally up to $750 thousand. The Company's bi-weekly mortgages feature an accelerated repayment structure and a linked deposit account. The Company does not offer interest-only or negative amortization residential mortgages.

The Company currently offers both fixed and adjustable rate conventional and government guaranteed Federal Housing Administration and Veterans Administration mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. Residential loans are generally underwritten according to the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") uniform guidelines. The Company generally originates both fixed-rate and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by FNMA and FHLMC secondary market standards. Private mortgage insurance ("PMI") and mortgage escrow accounts, from which disbursements are made for real estate taxes and insurance, are generally required for loans with loan-to-value ratios in excess of 80%.

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

The Company currently offers adjustable-rate monthly loan ("ARM") products secured by residential properties. The residential ARMs are offered with terms generally up to 30 years, with rates that adjust every one, five, seven, or ten years. After origination, the interest rate on residential ARMs is reset based upon a contractual spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial one, five, seven, or ten year adjustment period of the loan.

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

As a result of the acquisition of HRB, First Niagara now holds a 30% ownership interest in Homestead Funding Corp. ("Homestead") a mortgage banker licensed in the State of New York as well as other states. Effective with the closing of the merger, First Niagara entered into an agreement with Homestead pursuant to which First Niagara outsourced its Eastern New York residential mortgage loan origination function to Homestead. While Homestead markets their services under the First Niagara Mortgage brand, the loans are originated and closed in Homestead's name. As part of the agreement, Homestead sells selected mortgages to First Niagara as a correspondent. The Company generally purchases from Homestead for its portfolio ARMs and conventional fixed and bi-weekly loans with terms of 20 years or less at current market prices. These loans are underwritten by First Niagara prior to Homestead making the loan.

Home Equity Lending. The Company offers fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit ("HELOCs") in its market areas. Both fixed-rate and floating rate home equity products are offered in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. PMI is required for all fixed rate home equity loans and

HELOCs with combined first and second mortgage loan-to-value ratios in excess of 80%. Monthly fixed-rate home equity loans are offered with repayment terms up to 15 years and HELOCs are offered with terms up to 30 years. Bi-weekly fixed-rate home equity loans are offered with repayment terms up to 20 years, however, because the loan amortizes bi-weekly and two additional half payments are made each year, actual loan terms are significantly less. The Company offers an "Ultraflex" home equity line of credit which allows the borrower options of a 5 year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, this product offers a card option to access funds and allows customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $250 thousand (up to $100 thousand if the loan to value exceeds 80%).

Consumer Loans. The Company originates a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect new and used automobile loans, mobile home loans, education loans and personal secured and unsecured loans.

Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. The Company generally offers mobile home loans in New York, New Jersey and Delaware with fixed-rate, fully amortizing loan terms of 10 to 20 years. Mobile home loans are originated at a higher rate of interest than residential mortgage loans. Because mobile homes may decline in value following their initial sale, the value of the collateral securing a mobile home loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all mobile homes.

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

Specialized Lending. The Company's specialized lending portfolio consists of commercial leases, insurance premium finance and manufactured housing loans. The Company offers installment direct financing "small ticket" equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months and are guaranteed by the principals of the lessee, collateralized by the leased equipment and generally bear higher interest rates. Given the Company's strategy to shift its loan portfolio mix to higher yielding commercial loans, this product line continues to be an area of focus.

The Company is engaged in the business of financing insurance premiums through PPP, a partnership which First Niagara's subsidiary FNA holds a 65% ownership interest. FNA receives 65% of the profits and absorbs 100% of any losses that are in excess of the minority owner's contributed capital. No profit distributions would be made to the minority owner until all accumulated losses have been recovered. PPP provides financing throughout the U.S. with a concentration of business in New York, New Jersey, Florida and Pennsylvania. The financed insurance policies are for various commercial lines of business and are secured against the unearned portion of the related insurance premium. The duration of the loans are generally eight to ten months. The majority of the financed premium contracts are with highly rated insurance carriers. Interest rates are based on the level of overall risk associated with the credit.

As a result of the HRB acquisition, the Company is party to an agreement with Tammac Corporation ("Tammac"). Previously Tammac solicited manufactured housing loan applications on behalf of HRB and received origination fees for providing those services to HRB. The Company is no longer accepting new applications from Tammac and as such is allowing this portfolio to run off. Under the agreement, Tammac continues to provide certain collection, repossession and liquidation services, at the direction of the Company, for certain delinquent loans and does not receive additional compensation for services provided to the Company.

Classification of Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of interest is doubtful. Loans are placed on nonaccrual status when payments are 90 days or more past due. At such time, interest accrued and unpaid is reversed from interest income.

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

The Company limits securities investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the policy permits investments in mortgage-backed securities, including collateralized mortgage obligations (CMO's) issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") or privately-issued and backed by "whole loans." Also permitted are investments in asset-backed securities ("ABS"), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. The investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing the overall interest rate risk position of the Company. To accomplish these objectives, the Company's focus is on investments in mortgage-related securities, including CMO's, while U.S. Government and Agency and other non-amortizing securities are utilized for call protection and liquidity purposes. The Company attempts to maintain a high degree of liquidity in its investment securities and generally does not invest in debt securities with expected average lives in excess of 5 years. At December 31, 2005, no investments in securities of a single non-U.S. Government or government agency issuer exceeded 10% of stockholders' equity.

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

Deposits. The Company offers a variety of deposit products with a range of interest rates and terms. Consumer deposit accounts consist of savings, negotiable order of withdrawal ("NOW"), checking, money market, and certificate of deposit accounts. Commercial account offerings include business savings and checking, money market, cash management services and a totally free checking product. The Company also accepts municipal deposits through the Commercial Bank.

Borrowed Funds. Borrowings are utilized to lock-in lower cost funding, improve the maturity and match between certain assets and liabilities and leverage capital for the purpose of improving return on equity. Such borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms and with commercial customers.

FINANCIAL SERVICES

General. To complement its traditional core banking business, the Company offers a wide-range of insurance and investment products and services to help both consumer and commercial customers achieve their financial goals. These products and services are delivered through the Company's Risk Management, Wealth Management and Employee Benefits Administration businesses. The goal of these businesses is to help customers identify and achieve long- and short-range business and financial goals.

Risk Management. The Company's Risk Management subsidiary provides a wide range of insurance products and services including personal, commercial and employee benefits offerings. The insurance products are complemented by claims investigation and adjusting services, third party administration of self insured workers compensation plans, alternative risk management services as well as self insurance consulting services. The Risk Management subsidiary also provides industry specific insurance programs including long-term care, moving and storage, ice rinks and municipalities.

The revenue attributable to the Company's Risk Management subsidiary consists primarily of fees paid by clients as well as commissions, fees and contingent profit sharing paid by insurance carriers. These revenues are directly impacted by the fluctuation of premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Other factors that affect revenue are profitability and growth of clients, continued development of new products and services, as well as access to markets. Commission rates vary dependent on the type of insurance product, the carrier represented, and the services the agent provides. During 2005, the Risk Management subsidiary grew substantially due to three strategic acquisitions. By the end of the year, the Company was servicing approximately $400 million in annual insurance premium volume.

Wealth Management. The Company's Wealth Management business consists of the sale of stocks, bonds, mutual funds, annuities and other investment products including IRAs, education savings plans and retirement plans to both consumer and commercial clients. Additionally, the Company offers investment advisory, trust, pension and custody services.

Revenue from the sale of mutual funds and annuities consists primarily of commissions paid by clients, investment managers and third-party product providers. Revenue is affected by the development of new products, markets and services, new and lost business, the relative attractiveness of investment products offered under prevailing market conditions, changes in the investment patterns of clients, the flow of monies to and from accounts and the valuation of accounts. Mutual funds and annuities as well as other investment products are sold through First Niagara's branch network by financial consultants and appropriately licensed employees.

Investment management services are performed pursuant to advisory contracts, which provide for fees payable to the Company. The amount of fees varies depending on the individual account and is usually based upon a sliding scale in relation to the level of assets under management. Assets under management and revenue levels are particularly affected by fluctuations in stock and bond market prices, the composition of assets under management and by the level of investments and withdrawals for current and new clients. Other items affecting revenue also include, but are not limited to, actual and relative investment performance, service to clients, the relative attractiveness of the investment under prevailing market conditions, changes in the investment patterns of clients and the ability to maintain investment management fees at appropriate levels. The Company also provides personal trust, employee benefit trust, and custodial services to clients in its market areas. Similar to investment management services, trust revenue is derived primarily from investment management fees, which depend largely on the total value and composition of assets under management. Assets under management and administration aggregated approximately $576.0 million as of December 31, 2005.

Employee Benefits Administration. On September 12, 2005, FNFG acquired the Burke Group. Founded in 1989, Burke Group is an employee benefit-consulting firm based in Upstate New York that offers full service employee benefits consulting and plan administration. The Burke Group's primary practice areas include defined contribution plan consulting and administration, defined benefit plan consulting and actuarial valuations, compensation consulting and salary administration, and worksite benefits enrollment and on-going administration. Burke Group is paid on a flat fee basis in accordance with service agreements with its clients. Fees vary based upon the number of participants in the plans, the amount of assets under service and the amount of hours required to perform the services. The Burke Group currently operates through two offices located near Rochester and Syracuse, New York. Clients range in size from 50 to 16,000 employees. Currently, the Burke Group is the recordkeeping consultants for approximately 150,000 participants in all 50 states representing over $2 billion in plan assets.

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

At December 31, 2005, First Niagara exceeded all minimum regulatory capital requirements. The current requirements and the actual capital levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a sole obligor in excess of 15% of unimpaired regulatory capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. First Niagara is in compliance with the loans-to-one-borrower limitations. The Company's regulatory loans-to-one-borrower limit (15% of unimpaired capital and surplus) as of December 31, 2005 was $98.7 million based upon $657.8 million of unimpaired capital and surplus. However, given the Company's conservative underwriting standards and risk management philosophy, management and the Board of Directors has established an internal loans-to-one-borrower limit of approximately $65.8 million (10% of unimpaired capital and surplus) as of December 31, 2005 unless approved by the Board of Directors.

Qualified Thrift Lender Test. As a federal savings bank, First Niagara is subject to a qualified thrift lender ("QTL") test. Under the QTL test, First Niagara must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. As of December 31, 2005, First Niagara had 77% of its portfolio assets in qualified thrift investments. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. The OTS may disapprove a notice or application if: the savings bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution, the institution would be undercapitalized. During 2005, First Niagara paid $215 million in dividends to FNFG.

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

First Niagara's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Niagara's capital. In addition, extensions of credit in excess of certain limits must be approved by First Niagara's Board of Directors. Loans due from certain officers and directors of the Company and affiliates amounted to $3.4 million and $2.5 million at December 31, 2005 and 2004, respectively.

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

At December 31, 2005, First Niagara met the criteria for being considered "well-capitalized." The current requirements and the actual levels for First Niagara are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts. Deposit accounts in First Niagara are insured by the FDIC up to applicable legal limits. On February 8, 2006, federal legislation to reform federal deposit insurance was signed into law. The new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; indexing the current $100,000 deposit insurance limit to inflation beginning in 2010 and in every succeeding five years, and requiring the FDIC to consider raising the standard maximum insurance limit if warranted; increasing the deposit insurance limit for certain retirement accounts to $250,000 and indexing that limit to inflation; and eliminating the current 1.25% Designated Reserve Ratio ("DRR") and providing the FDIC with discretion to set the DRR within a range of 1.15%-1.50% for any given year. The legislation requires the FDIC to issue regulations no later than November 5, 2006, with such regulations to take effect no later than 90 days following publication.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services from a competitor of the institution.

Federal Home Loan Bank System. First Niagara is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, First Niagara is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the aggregate principal amount of its unpaid residential mortgage loans, commercial real estate loans, home equity loans, CMO's and other similar obligations at the beginning of each year, and 4.5% of its borrowings from the FHLB. First Niagara is in compliance with this requirement.

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

Privacy Standards. Federal regulations require financial institutions, such as First Niagara, to disclose their privacy policy, including identifying with whom they share "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, First Niagara is required to provide its customers with the ability to "opt-out" of having First Niagara share their non-public personal information with nonaffiliated third parties before it can disclose such information, subject to certain exceptions.

The federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to customers.

On March 29, 2005, the federal banking regulators jointly issued guidance stating that financial institutions, such as First Niagara, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. First Niagara has developed such a program.

Holding Company Regulation

FNFG is a savings and loan holding company, subject to regulation and supervision by the OTS, which has enforcement authority over FNFG. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to First Niagara.

The GLB Act of 1999 restricts unitary savings and loan holding companies, not existing or applied for before May 4, 1999, to those activities permissible for financial holding companies or for multiple savings and loan holding companies. FNFG is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

Commercial Bank Regulation

The Commercial Bank is subject to extensive regulation by the New York State Banking Department ("NYSBD") as its chartering agency and by the FDIC as its deposit insurer. The Commercial Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Commercial Bank's compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. These enforcement actions may be initiated in response to violations of laws, regulations or unsafe or unsound practices.

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

At December 31, 2005, the Commercial Bank met the criteria for being considered "well-capitalized." The current requirements and the actual levels for the Commercial Bank are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Other Legislation

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations that promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Method of Accounting. For federal income tax purposes, FNFG and First Niagara report their income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing its consolidated federal income tax returns.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding 20 taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2005, First Niagara had $16.1 million of net operating loss carryforwards for federal income tax purposes and $16.0 million for New York State income tax purposes obtained through its recent bank acquisitions. The usage of these losses is subject to an annual limitation.

Corporate Dividends. FNFG may exclude from its income 100% of dividends received from First Niagara as a member of the same affiliated group of corporations.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should First Niagara fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should First Niagara make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2005, First Niagara's federal pre-1988 reserve, which no federal income tax provision has been made, was approximately $42.0 million.

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

The 2006 New York State budget bill proposed by the Governor currently contains a provision that would reduce the statutory tax rate on the taxable income base from 7.5% to 6.75%, phased in over a multi-year period, and would disallow the exclusion of dividends paid by a REIT. The bill, if enacted as proposed, would be effective beginning in 2006, and the Company would lose the tax benefit associated with its REIT. Without the REIT dividend exclusion, the Company's 2005 effective tax rate would have been approximately 38.2%.

Status of Audits by Taxing Authorities. FNFG and First Niagara are subject to routine audits of their tax returns by the Internal Revenue Service and New York State Department of Taxation. There are no indications of any material adjustments noted for any examination currently being conducted by these taxing authorities.

ITEM 1A. RISK FACTORS
--------------------------------------------------------------------------------

Commercial Real Estate and Business Loans Expose the Company to Increased Credit Risks. At December 31, 2005, the Company's portfolio of commercial real estate and business loans totaled $2.3 billion, or 44.5% of total loans. The Company plans to continue to emphasize the origination of these types of loans, which generally expose the Company to a greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

The Company targets its business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Company's results of operations and financial condition may be adversely affected.

Increases to the Allowance for Credit Losses to Cover Loan Losses May Cause the Company's Earnings to Decrease. The Company's customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on operating results. The Company makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, the Company relies on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

The Company's emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating the allowance for credit losses. As the Company continues to increase the amount of such loans, additional or increased provisions for credit losses may be necessary and as a result would decrease earnings.

Bank regulators periodically review the Company's allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in the Company's allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Company's results of operations and/or financial condition.

The Concentration of Loans in the Company's Primary Market Area May Increase Risk. The Company's success depends primarily on the general economic conditions in Upstate New York. Accordingly, the local economic conditions in Upstate New York have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing those loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company's control would impact these local economic conditions and could negatively affect financial results.

Changes in Interest Rates Could Adversely Affect the Company's Results of Operations and Financial Condition. The Company's results of operations and financial condition are significantly affected by changes in interest rates. Results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income. The Company has taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the value of interest-earning assets, and in particular investment securities available for sale. Generally, the value of investment securities fluctuate inversely with changes in interest rates. At December 31, 2005, investment securities available for sale totaled $1.6 billion. Unrealized losses on securities available for sale, net of tax, amounted to $18.1 million and are reported as a separate component of stockholders' equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

The Company's Ability to Grow May Be Limited if it Cannot Make Acquisitions. In an effort to fully deploy excess capital and to increase loans and deposits, the Company intends to continue to acquire other financial institutions, financial services companies or branches. The Company competes with other financial institutions with respect to proposed acquisitions. The Company cannot assure that it will be able to identify and attractive acquisition candidates or make acquisitions on favorable terms. In addition, the Company cannot assure that it will be able to successfully integrate acquired institutions in a timely and efficient manner, that it will be successful in retaining existing customer relationships or that it will be successful in achieving anticipated operating efficiencies.

The Company's Expanding Branch Network May Affect Financial Performance. Since 1998, the Company has expanded its branch network by both acquiring financial institutions and establishing de novo branches. At December 31, 2001, the Company had 37 branches, compared with 118 at December 31, 2005. In addition, during 2006, the Company expects to open up to six new branches. There can be no assurance that the Company's ongoing branch expansion strategy will be accretive to earnings, or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Strong Competition May Limit Growth and Profitability. Competition in the banking and financial services industry is intense. The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company and may offer certain services that the Company does not or cannot provide. The Company's profitability depends upon its ability to successfully compete in its market area.

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations. The Company is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulators govern the activities in which the Company may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations. The Company believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. Because the Company's business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company's business, financial condition or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
--------------------------------------------------------------------------------

      Not applicable.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

Both FNFG and First Niagara maintain their executive offices at an administrative center located at 6950 South Transit Road, Lockport, New York. The administrative center, built in 1997, has 76 thousand square feet of space and is owned by First Niagara. As of December 31, 2005, First Niagara conducted its business through 118 full-service branches, a loan production office, 158 ATMs and several financial services subsidiaries. Of the 118 branches, 17 are located in Albany County, 16 in Erie County, 10 in Rensselaer County, 8 in Saratoga County, 7 each in Columbia and Monroe Counties, 6 each in Niagara and Schenectady Counties, 5 each in Cayuga, Greene, Oneida and Montgomery Counties, 3 each in Cortland, Ontario and Tompkins Counties, 2 each in Orleans, Fulton and Warren Counties and 1 each in Dutchess, Genesee, Onondaga, Schoharie, Seneca and Washington Counties. Additionally, 56 of the branches are owned and 62 are leased. The loan production office is leased and located in Monroe County.

In addition to its branch network, First Niagara leases 13 offices and owns 7 buildings that it utilizes for its financial services subsidiaries, back office operations, training, tenant rental and storage. The total square footage for these facilities is approximately 252 thousand square feet, and are located in Albany, Cayuga, Clinton, Erie, Monroe, Niagara, Onondaga, and Tompkins Counties. At December 31, 2005, the Company's premises and equipment had a net book value of $92.1 million. See note 5 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on the Company's premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

The Company has announced the leasing of 60,000 square feet of office space in downtown Buffalo, beginning in July 2006, to establish a Western New York "Market Center" that will house approximately 200 employees of its commercial lending, insurance, trust and related groups. This lease is expected to incrementally add approximately $474 thousand to annual rent expense.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not involved in any legal proceedings other than proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

The common stock of FNFG is traded under the symbol of FNFG on the NASDAQ National Market. During 2005, the high and low sales price of the common stock was $15.16 and $12.05, respectively. FNFG paid dividends of $0.38 per common share during the year ended December 31, 2005. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

The Company does not have any equity compensation plan that was not approved by stockholders, other than its employee stock ownership plan. Set forth below is certain information as of December 31, 2005 regarding equity compensation to directors and employees of the Company that has been approved by stockholders.

                                             Number of securities to be                                 Number of securities
Equity compensation plans approved by         issued upon exercise of          Weighted average        remaining available for
             stockholders                  outstanding options and rights       exercise price         issuance under the plan
----------------------------------------   ------------------------------      ----------------        -----------------------
First Niagara Financial Group, Inc.
  1999 Stock Option Plan................              1,696,920                     $4.71                       10,868

First Niagara Financial Group, Inc.
  1999 Recognition and Retention Plan...                368,599(1)              Not Applicable                  13,789

First Niagara Financial Group, Inc.
  Amended and Restated 2002 Long-term
  Incentive Stock Benefit Plan..........              2,711,903                     $13.13                   5,212,613
                                                  -----------------                                      -----------------

       Total............................              4,777,422                                              5,237,270
                                                  =================                                      =================

(1)   Represents shares that have been granted but have not yet vested.

FNFG's ability to pay dividends to its stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

The following table discloses information regarding the purchases of FNFG stock made by the Company during the fourth quarter of 2005:

                                                                           Total number of
                                                                         shares purchased as         Maximum number
                                                                           part of publicly          of shares yet
                         Total number of        Average price paid       announced repurchase       to be purchased
      Date               shares purchased            per share                plans (1)             sunder the plans
------------------       ----------------       ------------------       --------------------       ----------------
October                      636,500                  $14.29                  2,298,739               3,501,261

November                     325,000                  $14.73                  2,623,739               3,176,261

December                     205,000                  $14.84                  2,828,739               2,971,261
                         ----------------                                ===================        ================

Fourth quarter 2005        1,166,500                  $14.51
                         ================       ==================

(1) On May 18, 2005, the Company announced that its Board of Directors had approved a 5,800,000 share repurchase program. As of December 31, 2005, the average cost of the 2,828,739 shares repurchased under the current program was $14.18 per share. The extent to which shares are repurchased depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                           At or for the year ended December 31,
                                            ------------------------------------------------------------------
                                               2005          2004          2003          2002          2001
                                            ----------    ----------    ----------    ----------    ----------
                                             (Dollar and share amounts in thousands, except per share amounts)
Selected financial condition data:
 Total assets ..........................    $8,064,832    $5,078,374    $3,589,507    $2,934,795    $2,857,946
 Loans and leases, net .................     5,216,299     3,215,255     2,269,203     1,974,560     1,853,141
 Securities available for sale:
   Mortgage-backed .....................       867,037       618,156       499,611       340,319       339,881
   Other ...............................       737,851       551,973       346,272       292,045       354,016
 Deposits ..............................     5,479,412     3,337,682     2,355,216     2,205,421     1,990,830
 Borrowings ............................     1,096,427       750,686       457,966       397,135       559,040
 Stockholders' equity ..................    $1,374,423    $  928,162    $  728,174    $  283,696    $  260,617
 Common shares outstanding(1) ..........       108,656        78,277        66,326        64,681        64,158

Selected operations data:
 Interest income .......................    $  375,217    $  224,578    $  169,959    $  167,637    $  178,368
 Interest expense ......................       125,067        68,476        62,544        76,107        99,352
                                            ----------    ----------    ----------    ----------    ----------
   Net interest income .................       250,150       156,102       107,415        91,530        79,016
 Provision for credit losses ...........         7,348         8,442         7,929         6,824         4,160
                                            ----------    ----------    ----------    ----------    ----------
   Net interest income after provision
      for credit losses ................       242,802       147,660        99,486        84,706        74,856

 Noninterest income ....................        90,663        51,866        43,379        41,787        34,625
 Noninterest expense ...................       188,206       120,850        88,277        77,331        71,147
                                            ----------    ----------    ----------    ----------    ----------
   Income from continuing operations
      before income taxes ..............       145,259        78,676        54,588        49,162        38,334
 Income taxes from continuing operations        52,400        26,859        18,646        18,752        12,427
                                            ----------    ----------    ----------    ----------    ----------
   Income from continuing operations ...        92,859        51,817        35,942        30,410        25,907
 Income from discontinued
   operations, net of tax(2) ...........            --            --           164           385            55
                                            ----------    ----------    ----------    ----------    ----------
   Net income(3) .......................    $   92,859    $   51,817    $   36,106    $   30,795    $   25,962
                                            ==========    ==========    ==========    ==========    ==========

Stock and related per share data(1):
  Earnings per common share(3):
    Basic ..............................    $     0.85    $     0.66    $     0.55    $     0.48    $     0.41
    Diluted ............................          0.84          0.65          0.53          0.47          0.40
  Cash dividends .......................          0.38          0.30          0.22          0.17          0.14
  Book value ...........................         12.65         11.86         10.98          4.39          4.06
  Market Price (NASDAQ: FNFG):
    High ...............................         15.16         15.78         16.55         12.41          6.92
    Low ................................         12.05         11.49         10.11          6.07          4.16
    Close ..............................    $    14.47    $    13.95    $    14.97    $    10.10    $     6.51

                                                                   At or for the year ended December 31,
                                                  ----------------------------------------------------------------------
                                                     2005           2004           2003           2002           2001
                                                  ----------     ----------     ----------     ----------     ----------
                                                                          (Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(4):
 Return on average assets(3) .................          1.18%          1.05%          1.02%          1.08%          0.97%
 Return on average equity(3) .................          6.76           5.59           5.19          11.22          10.16
 Return on average tangible equity(3)(5) .....         14.41           8.75           6.15          15.90          15.09
 Net interest rate spread ....................          3.40           3.32           2.89           3.30           2.99
 Net interest rate margin ....................          3.70           3.60           3.33           3.52           3.25
 Efficiency ratio(3) .........................         55.22          58.11          58.54          58.01          62.61
 Dividend payout ratio .......................         44.71%         45.45%         40.00%         35.42%         41.86%

Capital Ratios(6):
 Total risk-based capital ....................         12.26%         17.65%         19.04%         11.34%         11.36%
 Tier 1 risk-based capital ...................         11.01          16.40          17.94          10.27          10.27
 Tier 1 (core) capital .......................          7.56          11.40          11.92           6.54           6.71
 Tangible capital ............................          7.56          11.40          11.87           6.54            N/A
 Ratio of stockholders' equity to total assets         17.04%         18.28%         20.29%          9.67%          9.12%

Asset quality ratios:
 Total non-accruing loans ....................    $   21,930     $   12,028     $   12,305     $    7,478     $   11,480
 Other non-performing assets .................           843            740            543          1,423            665
 Allowance for credit losses .................        72,340         41,422         25,420         20,873         18,727
 Net loan charge-offs ........................    $    7,114     $    7,090     $    5,383     $    4,678     $    3,179
 Total non-accruing loans to total loans .....          0.41%          0.37%          0.54%          0.37%          0.61%
 Total non-performing assets to total assets .          0.28           0.25           0.36           0.30           0.42
 Allowance for credit losses to non-accruing
   loans .....................................        329.87         344.38         206.58         279.13         163.13
 Allowance for credit losses to total loans ..          1.37           1.27           1.11           1.05           1.00
 Net charge-offs to average loans ............          0.14%          0.23%          0.24%          0.24%          0.17%

Other data:
 Number of branches ..........................           118             71             47             38             37
 Full time equivalent employees ..............         1,984          1,200            944            945            919

                                                       2005                                        2004
                                      ----------------------------------------    ----------------------------------------
                                      Fourth      Third     Second      First     Fourth      Third     Second      First
                                      quarter    quarter    quarter    quarter    quarter    quarter    quarter    quarter
                                      -------    -------    -------    -------    -------    -------    -------    -------
Selected Quarterly Data:                                     (In thousands except per share amounts)
Interest income ..................    $98,475    $96,297    $93,930    $86,515    $58,954    $56,818    $55,750    $53,056
Interest expense .................     35,613     32,801     30,368     26,285     18,028     17,180     16,815     16,453
                                      -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income .........     62,862     63,496     63,562     60,230     40,926     39,638     38,935     36,603
Provision for credit losses ......      2,500      1,647        900      2,301      1,846      1,742      3,104      1,750
                                      -------    -------    -------    -------    -------    -------    -------    -------
     Net interest income after
       provision for credit losses     60,362     61,849     62,662     57,929     39,080     37,896     35,831     34,853

Noninterest income ...............     26,211     25,640     20,401     18,411     13,521     13,107     13,387     11,851
Noninterest expense ..............     50,384     47,808     46,161     43,853     32,044     30,378     29,849     28,579
                                      -------    -------    -------    -------    -------    -------    -------    -------
    Income before income taxes ...     36,189     39,681     36,902     32,487     20,557     20,625     19,369     18,125
Income taxes .....................     12,689     15,508     12,811     11,392      6,998      7,295      6,356      6,210
                                      -------    -------    -------    -------    -------    -------    -------    -------
Net Income .......................    $23,500    $24,173    $24,091    $21,095    $13,559    $13,330    $13,013    $11,915
                                      =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
     Basic .......................    $  0.22    $  0.22    $  0.22    $  0.19    $  0.17    $  0.17    $  0.16    $  0.15
     Diluted .....................       0.21       0.22       0.22       0.19       0.17       0.17       0.16       0.15

Market price (NASDAQ:FNFG):
     High ........................      15.15      15.16      14.65      14.16      14.85      14.00      14.13      15.78
     Low .........................      13.35      13.78      12.05      12.80      13.18      11.84      11.49      13.32
     Close .......................      14.47      14.44      14.58      13.21      13.95      13.38      12.00      13.64

Cash Dividends ...................    $  0.10    $  0.10    $  0.09    $  0.09    $  0.08    $  0.08    $  0.07    $  0.07

----------
(1) All per share data and references to the number of shares outstanding for purposes of calculating per share amounts prior to January 17, 2003 are adjusted to give recognition to the 2.58681 exchange ratio applied in the Conversion.
(2) Effective February 18, 2003, First Niagara sold NOVA Healthcare Administrators, Inc. its wholly- owned third-party benefit plan administrator subsidiary. For the periods presented, the Company has reported the results of operations from NOVA as "Discontinued Operations." 2003 amounts include the net gain realized on the sale of $208 thousand.
(3) With the adoption of SFAS No. 142 "Goodwill and Other Intangibles" on January 1, 2002, the Company is no longer required to amortize goodwill. Goodwill amortization of $4.7 million has been excluded from 2001 amounts for consistency purposes. The 2001 efficiency ratio excludes $4.6 million of goodwill amortization from continuing operations. Without excluding this amount the 2001 efficiency ratio would have been 66.78%.
(4)   Computed using daily averages.
(5) Excludes average goodwill and other intangibles of $729.8 million, $335.8 million, $109.2 million, $80.9 million and $83.6 million for 2005, 2004, 2003, 2002 and 2001, respectively.
(6) Effective November 8, 2002, First Niagara converted to a federal charter subject to OTS capital requirements. These capital requirements apply only to First Niagara and do not consider additional capital retained by FNFG. Prior to converting to federal charters, FNFG and First Niagara were required to maintain minimum capital ratios calculated in a similar manner to, but not entirely the same as, the framework of the OTS. Amounts prior to 2002 have not been recomputed to reflect OTS requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

GENERAL

The following is an analysis of the financial condition and results of operations of First Niagara Financial Group, Inc. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" and the description of First Niagara Financial Group, Inc.'s business filed here within Part I, Item I, "Business."

OVERVIEW

First Niagara Financial Group, Inc. ("FNFG") holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank subject to Office of Thrift Supervision ("OTS") regulation. FNFG and First Niagara are hereinafter referred to collectively as "the Company." The Company is positioned as one of the leading community banks in Upstate New York with $8.1 billion of assets, $5.5 billion of deposits and 118 branch locations as of December 31, 2005.

FNFG was organized in April 1998 in connection with the conversion of First Niagara from a mutual savings bank to a stock savings bank. Since that time the Company has strategically deployed capital through its "Buy and Build" strategy, which included the acquisition of six banks and eleven financial services companies. As a result, First Niagara is now a multi market community banking and financial services company that provides its customers with a full range of products and services delivered through four customer focused business units: consumer; commercial; business services; and wealth management. This includes residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as various consumer and commercial deposit products. Additionally, the Company offers risk management (insurance) and wealth management products and services.

The "Build" portion of the Company's strategy includes steady organic growth, including the opening of sixteen de novo locations since its initial public offering. These branches were primarily centered around the Western end of New York State where acquisition opportunities have been more limited. The Company has recently committed to an even more aggressive de novo strategy to continue to expand its service area in that region and fill coverage gaps. Since its initial public offering the Company has also significantly expanded its commercial loan operations, which includes a full product suite of cash management and merchant banking services. The Company's objective is to redirect its lending focus so that its loan portfolio will become more like that of a commercial bank. This strategy has also been effective in reducing interest rate sensitivity and is a source of non-interest bearing deposits.

In 2004, the Company launched a strategic initiative to better leverage the businesses acquired, position the Company for future growth and improve overall performance. The outcome was a three to five year strategic plan that focuses on deepening relationships with both commercial and retail customers and providing superior customer service that will lead to improved performance and profitability. During 2005 the Company made significant enhancements to its infrastructure in order to support this relationship based strategy.

The Company entered the higher growth Capital Region of New York State through its acquisitions of Hudson River Bancorp, Inc. ("HRB") on January 14, 2005 and Troy Financial Corporation ("TFC") on January 16, 2004. HRB was the holding company of the former Hudson River Bank & Trust Company, which had total assets of approximately $2.8 billion, deposits of $1.8 billion and fifty branch locations. The acquisition resulted in the issuance of 35.7 million shares of FNFG stock and cash payments totaling $126.8 million. The results of operations of HRB were included in the 2005 consolidated statement of income from the date of acquisition.

TFC was the holding company of the former Troy Savings Bank and Troy Commercial Bank, and through those subsidiaries operated twenty-one branch locations with $1.4 billion of assets and $923.7 million of deposits. The acquisition resulted in the issuance of 13.3 million shares of FNFG stock and cash payments totaling $151.9 million. The results of operations of TFC were included in the consolidated statements of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the HRB and TFC acquisitions as of the effective date of the acquisitions (in thousands):

                                               Hudson River     Troy Financial
                                             January 14, 2005  January 16, 2004
                                             ----------------  ----------------
    Assets
    Cash and securities available for sale     $   615,006       $   345,059
    Loans and leases
       Commercial:
            Real estate ...................        414,135           306,780
            Business ......................        104,525           178,607
                                               -----------       -----------
                 Total commercial loans ...        518,660           485,387
       Residential real estate ............        984,215           226,066
       Home equity ........................         97,165            40,239
       Other consumer .....................         18,720             8,357
       Specialized lending ................         74,849                --
                                               -----------       -----------
              Total loans and leases ......      1,693,609           760,049
        Allowance for credit losses .......        (30,684)          (14,650)
                                               -----------       -----------
              Total loans and leases, net .      1,662,925           745,399

    Goodwill ..............................        352,528           217,389
    Other intangibles .....................         35,817            17,247
    Other assets ..........................        117,129            97,440
                                               -----------       -----------

             Total assets .................    $ 2,783,405       $ 1,422,534
                                               ===========       ===========

    Liabilities
    Deposits:
       Core:
         Savings ..........................    $   602,610       $   273,579
         Interest-bearing checking ........        371,214           331,029
         Noninterest-bearing ..............        234,927            86,765
                                               -----------       -----------
              Total core deposits .........      1,208,751           691,373
       Certificates .......................        570,207           232,292
                                               -----------       -----------
              Total deposits ..............      1,778,958           923,665

    Borrowings ............................        371,556           124,723
    Other liabilities .....................         17,080            17,597
                                               -----------       -----------

              Total liabilities ...........      2,167,594         1,065,985
                                               -----------       -----------

                        Net assets acquired    $   615,811       $   356,549
                                               ===========       ===========

Financial Overview

Total assets increased to $8.1 billion at December 31, 2005 from $5.1 billion at December 31, 2004. While the impact of the HRB acquisition was significant, balance sheet growth also reflects a $327.5 million, or 7%, organic increase in loans. That includes a 10% increase in commercial real-estate and business loans as well as a 17% increase in home equity loans. This loan growth was funded by a $362.8 million, or 7%, organic increase in deposits. Profitable loan and core deposit growth continued to be a challenge during 2005 given the interest rate environment and competitive market conditions. That combination of factors resulted in a significant change in the Company's deposit mix as consumer preferences shifted towards higher rate money market and certificate accounts.

Net income for the year ended December 31, 2005 increased to $92.9 million, or $0.84 per diluted share from $51.8 million, or $0.65 per diluted share for 2004. While the 2005 results include a 10 basis point improvement in net interest rate margin as a result of the net earning assets acquired from HRB, the flat yield curve and change in deposit mix resulted in a decline in margin throughout the year. The effects of this margin pressure on net interest income have been lessened through continuing loan and deposit growth, as well as effective asset-liability management. As a result of a favorable credit environment in 2005, the provision for credit losses was reduced to $7.3 million versus $8.4 million for 2004. Increases in both noninterest income and expense reflect the impact of the acquisition of HRB and four financial services companies, continued expansion of existing operations, the addition of three new branches and initial implementation of the Company's strategic plan.

Net income for the year ended December 31, 2004 increased 44% from $36.1 million, or $0.53 per diluted share for 2003. These results reflect the benefits of the acquisition of TFC, as well as increased commercial lending and deposit growth, which contributed to the 45% increase in net interest income and a 27 basis point improvement in the net interest margin. Similar to 2005 results, increases in both noninterest income and expense during 2004 reflect the impact of whole bank and financial services acquisitions as well as expansion of existing operations.

CRITICAL ACCOUNTING ESTIMATES

Management of the Company evaluates those accounting estimates that are judged to be critical - those most important to the presentation of the Company's financial condition and results of operations, and that require management's most subjective and complex judgements. Accordingly, the accounting estimates relating to the adequacy of the allowance for credit losses and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as the judgments could have a material effect on the results of operations of the Company.

A detailed description of the Company's methodology for calculating the allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I, Item 1, "Business."

Although goodwill is not subject to amortization, the carrying value must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to the carrying amount of its net assets, including goodwill. Reporting units were identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of reporting units could cause changes to these variables, which could result in impairment being identified. During 2005, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the Company's loan and lease portfolios in dollar amounts and in percentages as of the dates indicated:

                                                                At December 31,
                                    -----------------------------------------------------------------------
                                              2005                     2004                     2003
                                    ---------------------    ---------------------    ---------------------
                                      Amount      Percent      Amount      Percent      Amount      Percent
                                    ----------    -------    ----------    -------    ----------    -------
                                                              (Dollars in thousands)
Commercial:
   Real estate .................    $1,647,576     31.27%    $1,081,709     33.31%    $  653,976     28.61%
   Construction ................       222,907      4.23        187,149      5.76         86,154      3.77
   Business ....................       473,571      8.99        345,520     10.64        136,869      5.99
                                    ----------    ------     ----------    ------     ----------    ------

     Total commercial ..........     2,344,054     44.49      1,614,378     49.71        876,999     38.37

Residential real estate ........     2,182,907     41.43      1,132,471     34.87        948,877     41.51

Home equity ....................       403,340      7.66        247,190      7.61        179,282      7.84
Other consumer .................       178,732      3.39        174,309      5.37        202,630      8.86
Specialized lending ............       159,759      3.03         79,358      2.44         78,131      3.42
                                    ----------    ------     ----------    ------     ----------    ------

   Total loans and leases ......     5,268,792    100.00%     3,247,706    100.00%     2,285,919    100.00%
                                    ----------    ======     ----------    ======     ----------    ======
Net deferred costs and unearned
   discounts....................        19,847                    8,971                    8,704
Allowance for credit losses.....       (72,340)                 (41,422)                 (25,420)
                                    ----------               ----------               ----------

   Total loans and leases, net..    $5,216,299               $3,215,255               $2,269,203
                                    ==========               ==========               ==========

                                                   At December 31,
                                    ----------------------------------------------
                                              2002                     2001
                                    ---------------------    ---------------------
                                      Amount      Percent      Amount      Percent
                                    ----------    -------    ----------    -------
                                               (Dollars in thousands)
Commercial:
   Real estate .................    $  473,493     23.80%    $  392,896     21.06%
   Construction ................       101,633      5.11         56,394      3.02
   Business ....................       137,091      6.89        117,209      6.28
                                    ----------    ------     ----------    ------

     Total commercial ..........       712,217     35.80        566,499     30.36

Residential real estate ........       929,524     46.73        983,947     52.75

Home equity ....................       136,986      6.89        114,443      6.14
Other consumer .................       169,155      8.50        182,126      9.76
Specialized lending ............        41,464      2.08         18,412      0.99
                                    ----------    ------     ----------    ------

   Total loans and leases ......     1,989,346    100.00%     1,865,427    100.00%
                                    ----------    ======     ----------    ======
Net deferred costs and unearned
   discounts....................         6,087                    6,441
Allowance for credit losses.....       (20,873)                 (18,727)
                                    ----------               ----------

   Total loans and leases, net..    $1,974,560               $1,853,141
                                    ==========               ==========

Total loans and leases outstanding increased $2.0 billion from December 31, 2004 to December 31, 2005, including $1.7 billion attributable to the acquisition of HRB, 58% of which were residential mortgage loans. Excluding the loans acquired with HRB, commercial real estate and business loans increased $211.0 million, or 10% This met the Company's growth target for the year despite competitive market conditions. At December 31, 2005, commercial loans comprised 44% of the loan portfolio.

Another highlight for 2005 was the 17% organic increase in home equity loans, which was a direct result of the Company's active marketing of this lower credit risk, relationship building product. Growth in the residential real estate portfolio was a challenge during the year given the interest rate environment, which has caused consumers to move away from the short-term, variable rate loan products the Company typically holds in portfolio. Nonetheless, organic residential real estate loan growth was 3% for the year.

Allowance for Credit Losses. The following table sets forth the allocation of the allowance for credit losses by loan category as of the dates indicated:

                                                              At December 31,
                             ---------------------------------------------------------------------------------
                                       2005                         2004                        2003
                             -----------------------      -----------------------      -----------------------
                             Amount of      Percent       Amount of      Percent       Amount of      Percent
                             allowance      of loans      allowance      of loans      allowance      of loans
                             for credit     to total      for credit     to total      for credit     to total
                               losses        loans          losses        loans          losses        loans
                             ----------     --------      ----------     --------      ----------     --------
                                                           (Dollars in thousands)
Commercial:
   Real estate ........       $26,751            36%       $12,117            39%       $ 7,137            32%
   Business ...........        15,644             9         10,010            11          5,168             6
                              -------       -------        -------       -------        -------       -------
       Total commercial        42,395            45         22,127            50         12,305            38

Residential real estate         4,036            41          2,196            35          1,763            42
Home equity ...........         1,667             8            703             8            509             8
Other consumer ........         5,299             3          3,254             5          3,781             9
Specialized lending ...         7,892             3          2,609             2          2,497             3
Unallocated ...........        11,051            --         10,533            --          4,565            --
                              -------       -------        -------       -------        -------       -------
 Total ................       $72,340           100%       $41,422           100%       $25,420           100%
                              =======       =======        =======       =======        =======       =======

                                                At December 31,
                            ----------------------------------------------------
                                      2002                        2001
                            -----------------------      -----------------------
                            Amount of      Percent       Amount of      Percent
                            allowance      of loans      allowance      of loans
                            for credit     to total      for credit     to total
                             losses         loans          losses        loans
                             -------       -------        -------       -------
                                           (Dollars in thousands)
Commercial:
   Real estate ........      $ 4,917            29%       $ 4,824            24%
   Business ...........        6,025             7          4,526             6
                             -------       -------        -------       -------
       Total commercial       10,942            36          9,350            30

Residential real estate        1,828            47          1,996            53
Home equity ...........          524             7            614             6
Other consumer ........        3,811             8          3,379            10
Specialized lending ...        1,304             2            357             1
Unallocated ...........        2,464            --          3,031            --
                             -------       -------        -------       -------
 Total ................      $20,873           100%       $18,727           100%
                             =======       =======        =======       =======

The allowance for credit losses increased to $72.3 million at December 31, 2005 from $41.4 million at December 31, 2004. That is primarily due to the addition of HRB's $30.7 million allowance. During 2005 the unallocated portion of the allowance for credit losses declined as a percentage of the total allowance. This decrease reflects the application of Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," to the loans acquired from HRB as well as the continuing enhancement and refinement of the Company's allowance allocation methodology.

During 2005, the Company benefited from a favorable credit environment with annualized net loan charge-offs totaling 0.14% of average loans, compared to the 0.24% average experienced over the last three years. Non-performing assets amounted to 0.28% of total assets at December 31, 2005 and remained consistent with 2004 but still below historical levels. The allowance for credit losses to total loans ratio was 1.37% at the end of 2005 compared to 1.43% following the HRB acquisition in January. This decrease reflects the impact of portfolio growth and the favorable credit experience. The ratio of the allowance to non-accruing loans of 330% at December 31, 2005, compares to 344% at December 31, 2004.

While management uses currently available information to recognize losses on loans, future credit loss provisions will be necessary based on numerous factors, including changes in economic conditions. To the best of management's knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future or that a higher level of provision for credit losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding non-accruing loans and other non-performing assets as of the dates indicated:

                                                                     At December 31,
                                           -------------------------------------------------------------------
                                             2005           2004           2003           2002           2001
                                           -------        -------        -------        -------        -------
                                                                  (Dollars in thousands)
Non-accruing loans (1):
  Commercial:
     Real estate ...................       $ 6,755        $ 3,416        $ 3,878        $ 1,225        $ 2,402
     Business ......................         3,171          1,564          1,964            400          1,309
                                           -------        -------        -------        -------        -------
              Total commercial .....         9,926          4,980          5,842          1,625          3,711

  Residential real estate ..........         5,911          4,276          3,905          4,071          4,833
  Home equity ......................           567            519            401            332            491
  Other consumer ...................           953            801            538            652            510
  Specialized lending ..............         4,573          1,452          1,619            798          1,935
                                           -------        -------        -------        -------        -------
     Total non-accruing loans ......        21,930         12,028         12,305          7,478         11,480
Real estate owned ..................           843            740            543          1,423            665
                                           -------        -------        -------        -------        -------

     Total non-performing assets (2)       $22,773        $12,768        $12,848        $ 8,901        $12,145
                                           =======        =======        =======        =======        =======

Total non-performing assets as a
  percentage of total assets .......          0.28%          0.25%          0.36%          0.30%          0.42%
                                           =======        =======        =======        =======        =======

Total non-accruing loans as a
  percentage of total loans ........          0.41%          0.37%          0.54%          0.37%          0.61%
                                           =======        =======        =======        =======        =======

(1) Loans are placed on non-accrual status when they become 90 days past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Non-accruing loans do not include loans that were 90 days or more past due but still accruing interest of $510 thousand at December 31, 2001. There were no such loans at December 31, 2005, 2004, 2003 or 2002.
(2) Non-performing assets do not include $3.1 million, $2.7 million and $259 thousand of performing renegotiated loans that are accruing interest at December 31, 2005, 2004 and 2003 respectively. There were no such loans at December 31, 2002, or 2001.

Investing Activities

Securities Portfolio. Investment securities available for sale decreased $170.2 million since the end of January 2005, just subsequent to the acquisition of HRB. This reflects the Company's decision to de-leverage the balance sheet given the flattening yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings. However, the Company's investment portfolio remains well positioned to provide a stable source of cash flow with limited earnings volatility, as the weighted average life of securities available for sale at December 31, 2005 was 2.2 years.

At December 31, 2005, all of the Company's investment securities were classified as available for sale. The following table sets forth certain information with respect to the amortized cost and fair values of the Company's portfolio as of the dates indicated:

                                                                      At December 31,
                                      --------------------------------------------------------------------------------
                                                 2005                       2004                        2003
                                      ------------------------    ------------------------    ------------------------
                                       Amortized       Fair       Amortized       Fair         Amortized       Fair
                                          cost         value         cost         value          cost          value
                                      ----------    ----------    ----------    ----------    ----------    ----------
Investment securities:                                                 (Dollars in thousands)
Debt securities:
    States and political .........    $  392,298    $  390,890    $  277,599    $  277,573    $   36,766    $   38,189
      subdivisions
    U.S. Government Agencies .....       258,206       254,274       249,045       246,483       287,604       287,058
    Corporate ....................        39,051        39,483        21,424        21,420        13,708        13,610
                                      ----------    ----------    ----------    ----------    ----------    ----------

       Total debt securities .....       689,555       684,647       548,068       545,476       338,078       338,857

Other ............................         6,307         6,377         6,308         6,447         7,298         7,341
                                      ----------    ----------    ----------    ----------    ----------    ----------

       Total investment securities    $  695,862    $  691,024    $  554,376    $  551,923    $  345,376    $  346,198
                                      ==========    ==========    ==========    ==========    ==========    ==========

Average remaining life of debt
  securities(1)................       1.16 years                  1.54 years                  2.53 years
                                      ==========                  ==========                  ==========

Mortgage-backed securities:
    FNMA .........................    $  229,534    $  222,560    $  190,406    $  188,224    $  207,480    $  206,798
    FHLMC ........................       125,831       121,668       135,971       134,093       121,639       121,219
    GNMA .........................         5,812         5,890         5,951         6,187         9,959        10,304
    CMOs .........................       530,891       516,919       291,871       289,652       161,922       161,290
                                      ----------    ----------    ----------    ----------    ----------    ----------

      Total mortgage-backed
           securities ............    $  892,068    $  867,037    $  624,199    $  618,156    $  501,000    $  499,611
                                      ==========    ==========    ==========    ==========    ==========    ==========

Average remaining life of
  mortgage-backed securities(1)...    3.09 years                  3.59 years                  3.65 years
                                      ==========                  ==========                  ==========

Asset-backed securities(2) .......    $   47,048    $   46,827    $       50    $       50    $       74    $       74
                                      ==========    ==========    ==========    ==========    ==========    ==========

Average remaining life of
  asset-backed securities(1)......    2.07 years                  1.50 years                  0.83 years
                                      ==========                  ==========                  ==========

      Total securities available
           for sale ..............    $1,634,978    $1,604,888    $1,178,625    $1,170,129    $  846,450    $  845,883
                                      ==========    ==========    ==========    ==========    ==========    ==========

Average remaining life of investment
  securities available for sale(1)    2.23 years                  2.63 years                  3.20 years
                                      ==========                  ==========                  ==========

(1) Average remaining life does not include other investment securities and is computed utilizing estimated maturities and prepayment assumptions.
(2)   Asset-backed securities are backed by fixed-rate home equity loans.

Funding Activities

Deposits. Total deposits increased $2.1 billion from December 31, 2004 to December 31, 2005, including $1.8 billion acquired with HRB. During 2005, organic deposit growth was $362.8 million, or 7%, and was primarily driven by an increase in relationship money market and CD accounts. Deposit growth also benefited from expansion of the Company's municipal banking business and de novo branch expansion strategy, which contributed $123.8 million and $31.6 million of funds, respectively, during 2005. The Company continues to prioritize deposit gathering and retention efforts given its relationship based strategy and the importance of lower cost funding to support loan growth.

Set forth below is selected information concerning the composition of the Company's deposits:

                                                                          At December 31,
                               ----------------------------------------------------------------------------------------------------
                                              2005                              2004                             2003
                               --------------------------------  --------------------------------  --------------------------------
                                                       Weighted                          Weighted                          Weighted
                                                       average                           average                           average
                                 Amount      Percent     rate       Amount     Percent     rate      Amount      Percent     rate
                               ----------    -------   --------  ----------    -------   --------  ----------    -------   --------
                                                                       (Dollars in thousands)
Core deposits:
  Savings .................    $1,619,187     29.55%      1.31%  $1,086,769     32.56%      1.02%  $  654,320     27.78%      0.78%
  Interest-bearing checking     1,182,995     21.59       1.46      912,598     27.34       1.06      538,967     22.88       0.80
  Noninterest-bearing .....       592,076     10.81         --      291,491      8.74         --      170,384      7.24         --
                               ----------    ------              ----------    ------              ----------    ------

    Total core deposits ...     3,394,258     61.95       1.14    2,290,858     68.64       0.91    1,363,671     57.90       0.69

Certificates ..............     2,085,154     38.05       3.38    1,046,824     31.36       2.37      991,545     42.10       2.58
                               ----------    ------              ----------    ------              ----------    ------

    Total deposits ........    $5,479,412    100.00%      1.99%  $3,337,682    100.00%      1.37%  $2,355,216    100.00%      1.49%
                               ==========    ======              ==========    ======              ==========    ======

Borrowings. The following table sets forth certain information as to the Company's borrowings for the years indicated:

                                                      At or for the year ended December 31,
                                                    ----------------------------------------
                                                       2005           2004           2003
                                                    ----------     ----------     ----------
                                                             (Dollars in thousands)
      Period-end balance:
      FHLB advances ............................    $  520,760     $  336,671     $  214,501
      Repurchase agreements ....................       575,667        400,930        243,465

      Other borrowings .........................            --         13,085             --
                                                    ----------     ----------     ----------
           Total borrowings ....................    $1,096,427     $  750,686     $  457,966
                                                    ==========     ==========     ==========

      Maximum balance:
      FHLB advances ............................    $  704,995     $  367,300     $  256,820
      Repurchase agreements ....................       627,271        400,930        243,465
      Other borrowings .........................        22,907         13,453          6,000

      Average balance:
      FHLB advances ............................    $  576,099     $  321,398     $  231,729
      Repurchase agreements ....................       588,918        343,813        199,248
      Other borrowings .........................        11,693         12,573            322

      Period-end weighted average interest rate:
      FHLB advances ............................          5.00%          4.31%          5.37%
      Repurchase agreements ....................          3.80           3.83           4.58
      Other borrowings .........................            --           5.34             --

Borrowings at the end of 2005 were $1.10 billion compared to $1.26 billion following the HRB acquisition in January. This $158.1 million decrease reflects the Company's deleveraging strategy. As the flat yield curve does not create any leverage opportunity, the Company will continue to evaluate the benefits of further reducing its leverage position in 2006.

Equity Activities

Stockholders' equity increased to $1.4 billion at December 31, 2005 compared to $928.2 million at December 31, 2004. The HRB and Hatch Leonard Naples ("HLN") acquisitions included the issuance of a total of 36.2 million shares of common stock with an aggregate value of $490.5 million. During 2005, common stock dividends declared of $0.38 per share totaled $42.4 million, which represents a 27% increase over the prior year $0.30 per share and a 45% payout ratio.

In 2005, the Company completed its 4.2 million share repurchase program announced in August 2004 and made additional buybacks under a 5.8 million share repurchase program announced in May 2005. In total, the Company repurchased 6.5 million of its shares at an average cost of $13.62 per share. While treasury stock repurchases are an important component of the Company's capital management strategy, the extent to which shares are repurchased in the future will depend on a number of factors including market trends and prices and alternative uses for capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31,
2004

Net Interest Income

When compared to the prior year, the net interest rate margin improved 10 basis points during 2005 and reflects the benefits of the higher yielding net earning assets acquired from HRB as well as loan and noninterest bearing deposit growth. However, pressure on the Company's net interest rate margin was persistent throughout the year due to the flat yield curve, competitive loan pricing and shift in deposit mix. As a result, the average net interest rate margin declined 13 basis points from the first to the fourth quarter of 2005.

The 67% increase in interest income during 2005 reflects the earnings assets acquired from HRB as well as home equity and commercial loan growth. Those initiatives, coupled with the benefit of a 200 basis point rise in short-term rates, were the primary drivers behind the 37 basis point increase in yield on the Company's interest-earning assets during 2005.

The increase in interest expense was also primarily due to the rise in short-term rates as well as the shift in deposit mix towards higher rate certificate, money market and municipal accounts across an expanded deposit base, which included the accounts acquired from HRB.

Average Balance Sheet. The following table sets forth certain information relating to the consolidated statements of condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. All average balances are average daily balances:

                                                                         For the year ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                                2005                                          2004
                                            -----------------------------------------     -----------------------------------------
                                              Average         Interest                      Average         Interest
                                            outstanding        earned/                    outstanding        earned/
                                              balance           paid       Yield/rate       balance           paid       Yield/rate
                                            -----------      ----------    ----------     -----------      ----------    ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans(1) ...........................     $4,992,673       $  313,813       6.28%       $3,094,203       $  190,100       6.14%
   Mortgage-backed securities(2) ......        948,750           38,131       4.02           613,888           22,598       3.68
   Other investment securities(2) .....        739,500           20,264       2.74           563,315           11,023       1.96
   Money market and other investments .         76,724            3,009       3.92            61,259              857       1.39
                                            ----------       ----------       ----        ----------       ----------       ----
     Total interest-earning assets ....      6,757,647       $  375,217       5.55%        4,332,665       $  224,578       5.18%
                                            ----------       ----------       ----        ----------       ----------       ----
Allowance for credit losses ...........        (73,230)                                      (40,228)
Noninterest-earning assets(3)(4) ......      1,168,171                                       657,280
                                            ----------                                    ----------
     Total assets .....................     $7,852,588                                    $4,949,717
                                            ==========                                    ==========

Interest-bearing liabilities:
   Savings deposits ...................     $1,643,758       $   17,987       1.09%       $1,033,983       $    9,768       0.94%
   Checking accounts ..................      1,174,366           13,476       1.15           889,372            8,258       0.93
   Certificates of deposit ............      1,831,418           50,670       2.77         1,081,034           23,924       2.21
   Borrowings .........................      1,176,710           42,934       3.65           677,784           26,526       3.91
                                            ----------       ----------       ----        ----------       ----------       ----
     Total interest-bearing liabilities      5,826,252       $  125,067       2.15%        3,682,173       $   68,476       1.86%
                                            ----------       ----------       ----        ----------       ----------       ----

Noninterest-bearing deposits ..........        547,599                                       275,227
Other noninterest-bearing liabilities .        104,323                                        64,560
                                            ----------                                    ----------
     Total liabilities ................      6,478,174                                     4,021,960
Stockholders' equity(3) ...............      1,374,414                                       927,757
                                            ----------                                    ----------
     Total liabilities and
             stockholders' equity......     $7,852,588                                    $4,949,717
                                            ==========                                    ==========
Net interest income....................                      $  250,150                                    $  156,102
                                                             ==========                                    ==========
Net interest rate spread...............                                       3.40%                                          3.32%
                                                                              ====                                           ====
Net earning assets.....................     $  931,395                                    $  650,492
                                            ==========                                    ==========
Net interest rate margin...............                            3.70%                                         3.60%
                                                             ==========                                    ==========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities.......................         115.99%                                       117.67%
                                            ==========                                    ==========

                                                 For the year ended December 31,
                                            -----------------------------------------
                                                                2003
                                            -----------------------------------------
                                              Average         Interest
                                            outstanding        earned/
                                              balance           paid       Yield/rate
                                            -----------      ----------    ----------
                                                      (Dollars in thousands)
Interest-earning assets:
   Loans(1) ...........................     $2,245,055       $  148,995       6.64%
   Mortgage-backed securities(2) ......        425,253           10,397       2.44
   Other investment securities(2) .....        312,450            6,939       2.22
   Money market and other investments .        243,450            3,628       1.49
                                            ----------       ----------       ----
     Total interest-earning assets ....      3,226,208       $  169,959       5.27%
                                            ----------       ----------       ----
Allowance for credit losses ...........        (24,328)
Noninterest-earning assets(3)(4) ......        329,817
                                            ----------
     Total assets .....................     $3,531,697
                                            ==========

Interest-bearing liabilities:
   Savings deposits ...................     $  670,785       $    6,809       1.01%
   Checking accounts ..................        525,346            4,767       0.91
   Certificates of deposit ............        998,428           29,232       2.93
   Borrowings .........................        431,299           21,736       5.04
                                            ----------       ----------       ----
     Total interest-bearing liabilities      2,625,858       $   62,544       2.38%
                                            ----------       ----------       ----

Noninterest-bearing deposits ..........        155,546
Other noninterest-bearing liabilities .         54,379
                                            ----------
     Total liabilities ................      2,835,783
Stockholders' equity(3) ...............        695,914
                                            ----------
     Total liabilities and
             stockholders' equity......     $3,531,697
                                            ==========
Net interest income....................                      $  107,415
                                                             ==========
Net interest rate spread...............                                       2.89%
                                                                              ====
Net earning assets.....................     $  600,350
                                            ==========
Net interest rate margin...............                            3.33%
                                                             ==========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities.......................         122.86%
                                            ==========

(1)   Net of deferred costs, unearned discounts and non-accruing loans.
(2) Amounts shown are at amortized cost. Interest earned amounts have not been adjusted for tax benefits on municipal investment securities.
(3)   Includes unrealized gains/losses on securities available for sale.
(4) Includes non-accruing loans and the cash surrender value of bank-owned life insurance, earnings from which are reflected in noninterest income.

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

                                                                   For the year ended December 31,
                                             -----------------------------------------------------------------------------
                                                        2005 vs. 2004                             2004 vs. 2003
                                             -----------------------------------     -------------------------------------
                                              Increase/(decrease)                      Increase/(decrease)
                                                    due to                Total             due to                Total
                                             ---------------------      increase     ----------------------      increase
                                              Volume        Rate       (decrease)     Volume         Rate       (decrease)
                                             --------     --------     ----------    --------      --------     ----------
                                                                           (In thousands)
Interest-earning assets:
  Loans ................................     $119,948     $  3,765      $123,713     $ 52,854      $(11,749)     $ 41,105
  Mortgage-backed securities ...........       13,295        2,238        15,533        5,702         6,499        12,201
  Other investment securities ..........        4,053        5,188         9,241        4,995          (911)        4,084
  Money market and other investments ...          404        1,748         2,152       (1,923)         (848)       (2,771)
                                             --------     --------      --------     --------      --------      --------

      Total interest-earning assets ....     $137,700     $ 12,939      $150,639     $ 61,628      $ (7,009)     $ 54,619
                                             ========     ========      ========     ========      ========      ========
Interest-bearing liabilities:
  Savings deposits .....................     $  6,479     $  1,740      $  8,219     $  3,461      $   (502)     $  2,959
  Checking accounts ....................        2,823        2,395         5,218        3,378           113         3,491

  Certificates of deposit ..............       19,778        6,968        26,746        2,269        (7,577)       (5,308)
  Borrowings ...........................       18,102       (1,694)       16,408       10,427        (5,637)        4,790
                                             --------     --------      --------     --------      --------      --------

      Total interest-bearing liabilities     $ 47,182     $  9,409      $ 56,591     $ 19,535      $(13,603)     $  5,932
                                             ========     ========      ========     ========      ========      ========

      Net interest income..............                                 $ 94,048                                 $ 48,687
                                                                        ========                                 ========

Provision for Credit Losses

During 2005, the Company benefited from a favorable credit environment and strong asset quality. As a result, the provision for credit losses was $7.3 million, or 0.15% of average loans, compared to $8.4 million or 0.27% for 2004. During the second half of 2005, the Company did increase provision levels compared to the first two quarters, as net charge-offs and non-performing loans began to move towards more normalized levels. The provision is based upon management's assessment of the adequacy of the allowance for credit losses with consideration given to such interrelated factors as the composition and risk in the loan portfolio, the level of non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and economic conditions. The Company establishes provisions for credit losses, which are charged to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in the existing loan portfolio.

The following table sets forth the analysis of the allowance for credit losses, including charge-off and recovery data, for the years indicated:

                                                         For the year ended December 31,
                                             -------------------------------------------------------
                                               2005        2004        2003        2002        2001
                                             -------     -------     -------     -------     -------
                                                              (Dollars in thousands)
Balance at beginning of year ............    $41,422     $25,420     $20,873     $18,727     $17,746
Charge-offs:
  Commercial:
     Real estate ........................      1,285         669         416         390         901
     Business ...........................      2,402       1,504       2,072       1,449         847
                                             -------     -------     -------     -------     -------
         Total commercial ...............      3,687       2,173       2,488       1,839       1,748

  Residential real estate ...............        192          49         518         370         382
  Home equity ...........................         34          --          --          --         158
  Other consumer ........................      3,926       4,272       2,547       2,572       1,571
  Specialized lending ...................      2,785       1,732       1,207       1,023         212
                                             -------     -------     -------     -------     -------

       Total ............................     10,624       8,226       6,760       5,804       4,071
                                             -------     -------     -------     -------     -------

Recoveries:
  Commercial:
     Real estate ........................        864          86         154         270         268
     Business ...........................      1,283         231         333         163          89
                                             -------     -------     -------     -------     -------
         Total commercial ...............      2,147         317         487         433         357

  Residential real estate ...............         61          83          74         107          30
  Home equity ...........................         --          --          --          --          --
  Other consumer ........................        777         638         621         536         425
  Specialized lending ...................        525          98         195          50          80
                                             -------     -------     -------     -------     -------

       Total ............................      3,510       1,136       1,377       1,126         892
                                             -------     -------     -------     -------     -------

Net charge-offs .........................      7,114       7,090       5,383       4,678       3,179
Provision for credit losses .............      7,348       8,442       7,929       6,824       4,160
Allowance obtained through acquisitions .     30,684      14,650       2,001          --          --
                                             -------     -------     -------     -------     -------

Balance at end of year ..................    $72,340     $41,422     $25,420     $20,873     $18,727
                                             =======     =======     =======     =======     =======

Ratio of net charge-offs to average
   loans outstanding ....................       0.14%       0.23%       0.24%       0.24%       0.17%
                                             =======     =======     =======     =======     =======
Ratio of allowance for credit losses
   to total loans .......................       1.37%       1.27%       1.11%       1.05%       1.00%
                                             =======     =======     =======     =======     =======
Ratio of allowance for credit losses
   to non-accruing loans ................     329.87%     344.38%     206.58%     279.13%     163.13%
                                             =======     =======     =======     =======     =======

Noninterest Income

For 2005, noninterest income totaled $90.7 million compared to $51.9 million for 2004. This increase reflects the benefit of the HRB acquisition as well as the purchase of four financial services companies during the year. Most notably were the acquisitions of HLN and The Burke Group during the third quarter of 2005 which added $10.0 million to risk management revenue from the dates of acquisition. Banking services revenue increased $17.5 million from 2004 to 2005, reflecting the growth in the Company's customer base as well as implementation of its relationship based sales strategy. While wealth management revenues for the year increased 18% over 2004, revenue from that business unit was flat throughout 2005 as the benefits of the added customer base in Eastern New York were mitigated by lower annuity sales due to the unfavorable interest rate environment for these products. Noninterest income also included a $1.4 million pre-tax gain from the sale of a real-estate joint partnership during the third quarter of the year. For 2005, noninterest income represented 27% of total net revenues versus 25% for the prior year. However, this percentage was almost 30% for the fourth quarter of 2005, reflecting the benefits of the financial services acquisitions in the second half of the year.

Noninterest Expenses

Noninterest expenses for 2005 increased $67.4 million over 2004. This was mainly the result of operating costs associated with the former HRB operations, as well as ongoing expenses from the four financial services companies acquired, three de novo locations opened and initial implementation of the Company's strategic plan. Non-recurring marketing, training and other expenses associated with the HRB acquisition totaled $2.5 million, primarily incurred during the first quarter of 2005, which is comparable to the $2.2 million incurred during 2004 related to the TFC and HRB transactions. Even with these increases, as well as the higher level of revenue from lower margin financial services businesses, the Company's efficiency ratio improved to 55% for 2005 compared to 58% for 2004. This improvement is a direct result of the Company's focus on expense management as well as synergies attained with the HRB transaction.

Income Taxes

The effective tax rate of 36.1% for 2005 included a $1.3 million tax charge relating to the surrender of $40 million of bank owned life insurance obtained in the TFC and HRB acquisitions. Excluding this charge, the effective tax rate was 35.1% compared to 34.1% for 2004 as the assets acquired from HRB generated less tax advantaged income. Additionally, the results for 2004 include nonrecurring tax-exempt payments from bank owned life insurance proceeds.

The 2006 New York State budget bill proposed by the Governor currently contains a provision that would reduce the statutory tax rate on the taxable income base from 7.5% to 6.75%, phased in over a multi-year period, and would disallow the exclusion of dividends paid by a real estate investment trust subsidiary ("REIT"). The bill, if enacted as proposed, would be effective beginning in 2006, and the Company would lose the tax benefit associated with its REIT. Without the REIT dividend exclusion, the Company's 2005 effective tax rate would have been approximately 38.2%.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31,
2003

Net Interest Income

Net interest income increased to $156.1 million and the net interest rate margin improved to 3.60% from 3.33% when comparing 2004 to 2003. Contributing to these increases was a 43 basis point improvement in the net interest rate spread due to the Company's active asset and liability management initiatives and lower mortgage-backed security premium amortization. Additionally, net interest income benefited from a $50.1 million increase in average net earning assets from 2003 to 2004 primarily due to a $32.9 million organic increase in average noninterest-bearing deposits and the acquisition of TFC.

The 32% increase in interest income in 2004 compared to 2003 reflects the impact of a $1.1 billion increase in average interest earning assets due primarily to the acquisition of TFC, and increased commercial real estate and business loans. The benefits of those increases were partially offset by a 9 basis point decrease in the yield on those assets when compared to 2003, which was attributable to the generally lower interest rate environment. This was partially mitigated by the shift in the Company's loan portfolio mix to higher yielding commercial real estate and business loans, as well as the rise in short-term rates during the second half of the year which caused the yield on the Company's variable-rate assets and short-term investment securities portfolio to increase. Additionally, the Company's yield on interest earning assets benefited from lower mortgage-backed security premium amortization, which amounted to $1.8 million for 2004 compared to $8.2 million for 2003.

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

Noninterest Expenses

Noninterest expenses for 2004 increased $32.6 million over 2003. This was mainly the result of operating costs associated with the 21 TFC branches and lending operations acquired, as well as costs related to the insurance agencies and leasing company. Additionally, 2004 results include $2.2 million of non-recurring marketing, training and other expenses associated with the TFC and HRB acquisitions. Professional services include fees incurred in connection with the Company's strategic planning initiative and implementation of section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the increase in noninterest expense is attributable to the addition of three branches, growth in commercial operations, which included the hiring of seasoned commercial loan officers, as well as other costs and investments in the Company's systems to support future growth. Given the revenue growth during the year, even with these increases, the Company's efficiency ratio of 58% for 2004 improved from the 59% for 2003.

Income Taxes

The effective tax rate from continuing operations of 34.1% for 2004 remained consistent with the 2003 effective rate of 34.2%.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and loan prepayments are greatly influenced by the level of interest rates, economic environment and local competitive conditions.

The Company's primary investing activities are the origination of loans and the purchase of investment securities. During 2005 loan originations totaled $2.0 billion compared to $1.1 billion for 2004, while purchases of investment securities totaled $453.3 million during 2005 compared to $553.4 million for 2004. The increase in loan originations is a result of increased lending capacity due to the HRB acquisition as well as the on-going implementation of the Company's strategic plan. The lower level of investment security purchases in 2005 primarily relates to the Company's decision to de-leverage the balance sheet given the narrow spreads between investments and wholesale borrowings.

During 2005, cash flows provided by securities available for sale amounted to $590.2 million compared to $466.5 million for 2004. Deposit growth and borrowings, excluding those acquired from HRB, provided $355.5 million of additional funding for 2005. The Company has a total of $1.1 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and commercial banks that may be used to fund lending activities, liquidity needs and/or to adjust and manage the asset and liability position of the Company.

Contractual Obligations and Other Commitments. The following table indicates certain funding obligations of the Company by time remaining until maturity as follows:

                                                                            At December 31, 2005
                                                     ------------------------------------------------------------------
                                                     Less than 1   Over 1 to 3   Over 3 to 5     Over 5
                                                        year          years         years        years          Total
                                                     -----------   -----------   -----------   ----------    ----------
                                                                                (In thousands)
Certificates of deposit (1) .....................    $1,690,835    $  363,067    $   29,093    $    2,159    $2,085,154
Borrowings ......................................       440,695       480,060        58,436       117,236     1,096,427
Commitments to extend credit (2) ................       885,433            --            --            --       885,433
Standby letters of credit (2) ...................        60,335            --            --            --        60,335
Commitments to sell residential real estate loans         9,395            --            --            --         9,395
Operating leases (3) ............................         4,908         8,271         5,819        14,946        33,944
Purchase obligations ............................         2,400         4,575         2,000           833         9,808
Investment partnership commitments ..............           815           575            --         1,262         2,652
                                                     ----------    ----------    ----------    ----------    ----------
      Total contractual obligations .............    $3,094,816    $  856,548    $   95,348    $  136,436    $4,183,148
                                                     ==========    ==========    ==========    ==========    ==========

(1) Includes the maturity of certificates of deposit greater than $100 thousand as follows: $167.1 million in three months or less; $114.5 million between three months and six months; $179.6 million between six months and one year; and $64.3 million over one year.
(2) The Company does not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit includes $576.1 million available under lines of credit, which generally expire unfunded one year from the date of origination.
(3) The Company has announced the leasing of office space in downtown Buffalo, beginning in July 2006, to establish a Western New York "Market Center." This lease is expected to incrementally add approximately $474 thousand to annual rent expense.

Included in the borrowing amounts in the preceding table are advances and reverse repurchase agreements that have call provisions that could accelerate their maturity if interest rates were to rise significantly from current levels as follows: $191.9 million in 2006 and $5.3 million in 2008.

Loan Commitments. In the ordinary course of business the Company extends commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Company had outstanding commitments to originate loans of approximately $309.3 million and $139.3 million at December 31, 2005 and 2004, respectively.

To assist with asset and liability management and to provide cash flow to support loan growth, the Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In line with its customer relationship focus, the Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. Commitments to sell residential mortgages amounted to $9.4 million and $7.6 million at December 31, 2005 and 2004, respectively.

The Company also extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, thus the funding requirements are generally more difficult to predict. Unused commercial lines of credit amounted to $389.9 million at December 31, 2005 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $186.2 million and have an expiration period of up to ten years. In addition to the above, the Company issues standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $60.3 million at December 31, 2005 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, the Company's obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that there will be sufficient funds available to meet the current loan commitments and other obligations through the sources described above. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's available for sale securities portfolio as of December 31, 2005. Adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. No adjustments have been made for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of the Company's investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value:

                                                      At December 31, 2005
                               ------------------------------------------------------------------
                                                          More than one         More than five
                                 One year or less      year to five years     years to ten years
                               -------------------    -------------------    --------------------
                                Weighted               Weighted               Weighted
                                carrying   Average     carrying   Average     carrying    Average
                                  value     yield        value     yield        value      yield
                               -------------------    -------------------    --------------------
                                                    (Dollars in thousands)
Debt securities:
States and political
  subdivisions ............    $  252,644    2.73%    $  135,940    3.08%    $    2,306    3.93%
U.S. Government agencies ..       148,721    3.46        105,553    3.25             --      --
Corporate .................         7,847    6.57         28,744    7.30             --      --
                               ----------             ----------             ----------
 Total debt securities ....       409,212    3.07        270,237    3.60          2,306    3.93
                               ----------             ----------             ----------

Mortgage-backed securities:
CMO's .....................            --      --            266    4.47         31,837    3.98
FNMA ......................            --      --         10,072    3.55        167,777    3.93
FHLMC .....................           114    4.12         62,743    3.18         35,348    4.32
GNMA ......................             4    8.02            293    6.34             --      --
                               ----------             ----------             ----------
 Total mortgage-backed
     securities ...........           118    4.25         73,374    3.25        234,962    4.00
                               ----------             ----------             ----------

Asset-backed securities ...            --      --             --      --             --      --
Other (1) .................            --      --             --      --             --      --
                               ----------             ----------             ----------

 Total securities
   available for sale .....    $  409,330    3.07%    $  343,611    3.52%    $  237,268    4.00%
                               ==========             ==========             ==========

                                           At December 31, 2005
                               ------------------------------------------

                                 After ten years              Total
                               -------------------    -------------------
                                Weighted               Weighted
                                carrying   Average     carrying   Average
                                  value     yield        value     yield
                               -------------------    -------------------
                                          (Dollars in thousands)
Debt securities:
States and political
  subdivisions ............    $       --      -- %   $  390,890    2.86%
U.S. Government agencies ..            --      --        254,274    3.37
Corporate .................         2,892    4.84         39,483    6.97
                               ----------             ----------
 Total debt securities ....         2,892    4.84        684,647    3.29
                               ----------             ----------

Mortgage-backed securities:
CMO's .....................       484,816    4.19        516,919    4.18
FNMA ......................        44,711    4.59        222,560    4.05
FHLMC .....................        23,463    4.47        121,668    3.76
GNMA ......................         5,593    5.16          5,890    5.22
                               ----------             ----------
 Total mortgage-backed
     securities ...........       558,583    4.25        867,037    4.09
                               ----------             ----------

Asset-backed securities ...        46,827    3.87         46,827    3.87
Other (1) .................            --      --          6,377    1.73
                               ----------             ----------

 Total securities
   available for sale .....    $  608,302    4.22%    $1,604,888    3.73%
                               ==========             ==========

(1)   Estimated maturities do not include other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2005, regarding the amount of loans maturing or repricing in the Company's portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal:

                                                   One
                                   Within        through       After
                                    one           five         five
                                    year          years        years          Total
                                 ----------    ----------    ----------    ----------
                                                     (In thousands)
Commercial:
    Real estate .............    $  617,400    $  792,852    $  460,231    $1,870,483
    Business ................       350,375        95,027        28,169       473,571
                                 ----------    ----------    ----------    ----------

       Total commercial .....       967,775       887,879       488,400     2,344,054

Residential real estate .....       251,229       627,390     1,304,288     2,182,907
Home equity .................       219,868        71,526       111,946       403,340
Other consumer ..............        77,442        71,110        30,180       178,732
Specialized lending .........        75,914        62,752        21,093       159,759
                                 ----------    ----------    ----------    ----------

       Total loans and leases    $1,592,228    $1,720,657    $1,955,907    $5,268,792
                                 ==========    ==========    ==========    ==========

For the loans reported in the preceding table, the following sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2006:

                                               Due after December 31, 2006
                                        ----------------------------------------
                                           Fixed       Adjustable        Total
                                        ----------     ----------     ----------
                                                     (In thousands)
Commercial:
    Real estate ...................     $  714,345     $  538,738     $1,253,083
    Business ......................        123,196             --        123,196
                                        ----------     ----------     ----------

      Total commercial ............        837,541        538,738      1,376,279

Residential real estate ...........      1,679,977        251,701      1,931,678
Home equity .......................        183,472             --        183,472
Other consumer ....................        101,290             --        101,290
Specialized lending ...............         81,872          1,973         83,845
                                        ----------     ----------     ----------

       Total loans and leases .....     $2,884,152     $  792,412     $3,676,564
                                        ==========     ==========     ==========

FNFG's ability to pay dividends to its shareholders and make acquisitions are primarily dependent upon the ability of First Niagara to pay dividends to FNFG. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are the Company's most liquid assets. The level of these assets is monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the Company's various lines of credit. As of December 31, 2005, the total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $140.1 million, or 1.7% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2005 increased to $23.5 million, or $0.21 per diluted share from $13.6 million, or $0.17 per diluted share for the same period of 2004.

Net interest income was $62.9 million for the fourth quarter of 2005, reflecting a 6 basis point decrease in the Company's net interest rate margin. That was a result of a combination of tightening of loan spreads and the continuing shift in deposit mix towards higher cost accounts partially offset by 9% annualized average net earning asset growth.

A $2.5 million provision for credit losses was recognized during the quarter ended December 31, 2005 as credit quality remained stable and loan loss experience continued at low levels. Total non-performing assets decreased to $22.8 million at December 31, 2005.

For the three months ended December 31, 2005, noninterest income increased to $26.2 million and benefited from a full quarter of revenues from the HLN and Burke Group businesses. Noninterest income as a percentage of total revenue continues to steadily increase and now represents 29.4% of total net revenues.

The HLN and Burke Group acquisitions also accounted for the fourth quarter increase in noninterest expense to $50.4 million. These lower margin businesses increased the Company's efficiency ratio to 56.6%. However, given the Company's continuing focus on process improvement and expense management, the efficiency ratio for the Company's banking segment was 50.1%.

Total loans increased to $5.29 billion at December 31, 2005, driven by an 8% annualized increase in commercial real estate and business loans and a 21% annualized increase in home equity loans during the quarter. Total deposits increased to $5.48 billion at December 31, 2005. That includes 18% annualized growth in higher cost relationship based certificate and money market accounts as well as a temporary inflow of direct deposits given the impact of the New Year's holiday falling on a weekend.

IMPACT OF NEW ACCOUNTING STANDARDS

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment" which revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. More specifically, this Statement requires companies to recognize in the income statement over the required service period the grant-date fair value of stock options and other equity-based compensation issued to employees and directors estimated using option pricing models. The Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The Company estimates that the adoption of SFAS No. 123R will increase 2006 compensation expense by approximately $1.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. The Asset and Liability Committee ("ALCO") is comprised of senior management who are responsible for reviewing the Company's activities and strategies, the effect of those strategies on the net interest rate margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits.

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having terms to maturity of less than twenty years; (2) selling a significant portion of newly originated 20-30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, the Company intends to continue to analyze the future utilization of derivative instruments such as interest rate swaps, caps and collars as part of its overall asset and liability management process as permitted by the Company's ALCO Policy.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. Conversely, an institution with a positive gap is likely to realize an increase in net interest income in a rising interest rate environment. Management believes that the Company's net interest income simulation modeling analysis is a better indicator of the Company's interest rate risk exposure than gap analysis.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Residential and commercial real estate loans were projected to repay at rates between 10% and 28% annually, while mortgage-backed securities were projected to prepay at rates between 12% and 31% annually. Savings and interest bearing checking accounts were assumed to decay, or run-off, between 6% and 48% annually. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity:

                                                     Amounts maturing or repricing at December 31, 2005
                                                 ----------------------------------------------------------
                                                  Less than         3-6          6 months           1-3
                                                  3 months         months        To 1 year         years
                                                 -----------    -----------     -----------     -----------
                                                                   (Dollars in thousands)
Interest-earning assets:
   Loans (1) .................................   $ 1,256,530    $   253,754     $   489,043     $ 1,436,321
   Mortgage-backed securities (2) ............        47,410         46,092          88,940         341,741
   Other investment securities (2) ...........       122,795        138,854         190,815         225,991
   Other interest-earning assets .............        17,044             --              --              --
                                                 -----------    -----------     -----------     -----------
            Total interest-earning assets ....     1,443,779        438,700         768,798       2,004,053
                                                 -----------    -----------     -----------     -----------
Interest-bearing liabilities:
   Savings deposits ..........................        86,139         82,571         157,387         513,446
   Checking accounts .........................        61,003         61,003         122,006         444,487
   Certificate accounts ......................       488,507        477,444         724,884         363,067
   Borrowings ................................       203,535         55,065         182,095         480,060
                                                 -----------    -----------     -----------     -----------
            Total interest-bearing liabilities       839,184        676,083       1,186,372       1,801,060
                                                 -----------    -----------     -----------     -----------

Interest rate sensitivity gap ................   $   604,595    $  (237,383)    $  (417,574)    $   202,993
                                                 ===========    ===========     ===========     ===========

Cumulative interest rate sensitivity gap .....   $   604,595    $   367,212     $   (50,362)    $   152,631
                                                 ===========    ===========     ===========     ===========
Ratio of interest-earning assets to
   interest-bearing liabilities ..............        172.05%         64.89%          64.80%         111.27%
Ratio of cumulative gap to interest-earning
   assets ....................................          8.72%          5.29%          (0.73%)          2.20%

                                                     Amounts maturing or repricing at December 31, 2005
                                                 ---------------------------------------------------------
                                                     3-5           5-10          Over 10
                                                    years          years          years            Total
                                                 -----------    -----------    -----------     -----------
                                                                   (Dollars in thousands)
Interest-earning assets:
   Loans (1) .................................   $   999,701    $   779,751    $    21,695     $ 5,236,795
   Mortgage-backed securities (2) ............       181,637        158,589         27,659         892,068
   Other investment securities (2) ...........        44,599          4,403         15,453         742,910
   Other interest-earning assets .............            --             --         47,269          64,313
                                                 -----------    -----------    -----------     -----------
            Total interest-earning assets ....     1,225,937        942,743        112,076       6,936,086
                                                 -----------    -----------    -----------     -----------
Interest-bearing liabilities:
   Savings deposits ..........................       390,869        272,560        116,215       1,619,187
   Checking accounts .........................       142,688        163,546        188,262       1,182,995
   Certificate accounts ......................        29,093          1,407            752       2,085,154
   Borrowings ................................        58,436        117,236             --       1,096,427
                                                 -----------    -----------    -----------     -----------
            Total interest-bearing liabilities       621,086        554,749        305,229       5,983,763
                                                 -----------    -----------    -----------     -----------

Interest rate sensitivity gap ................   $   604,851    $   387,994    $  (193,153)    $   952,323
                                                 ===========    ===========    ===========     ===========

Cumulative interest rate sensitivity gap .....   $   757,482    $ 1,145,476    $   952,323
                                                 ===========    ===========    ===========
Ratio of interest-earning assets to
   interest-bearing liabilities ..............        197.39%        169.94%         36.72%         115.92%
Ratio of cumulative gap to interest-earning
   assets ....................................         10.92%         16.51%         13.73%

(1)   Amounts shown are principal balances net of non-accruing loans.
(2)   Amounts shown are at amortized cost.

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

The accompanying table sets forth as of December 31, 2005 and 2004 the estimated impact on the Company's net interest income for the next twelve months resulting from potential changes in interest rates over that time period and assumes a parallel shift across the yield curve. The effects of a "flattening" or "steepening" of the yield curve are not considered in the analysis. The estimates are predicated on certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions:

                              Calculated increase (decrease) at December 31,
                          ------------------------------------------------------
                                    2005                           2004
                          ------------------------      ------------------------
                              Net                          Net
       Changes in          interest                      interest
     interest rates         income       % Change         income        % Change
   -----------------      ---------      ---------      ----------      --------
                                          (Dollars in thousands)

   +200 basis points      $ (2,420)        (1.0) %      $   1,811         1.1 %
   +100 basis points          (952)        (0.4)            1,049         0.6
   -100 basis points          (430)        (0.2)           (1,674)       (1.0)
   -200 basis points        (2,622)        (1.1)              N/A         N/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

        Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiary (the "Company"), as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Management concluded that the Company's internal control over financial reporting is effective as of December 31, 2005.

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


/s/ Paul J. Kolkmeyer                      /s/ John R. Koelmel

Paul J. Kolkmeyer                          John R. Koelmel
President and Chief Executive Officer      Executive Vice President, Chief
                                           Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Niagara Financial Group, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the threeyear period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Buffalo, New York
March 13, 2006

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the threeyear period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Buffalo, New York
March 13, 2006

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Condition

                           December 31, 2005 and 2004
               (In thousands, except share and per share amounts)

                                                                             2005            2004
                                                                         -----------     -----------
                                          Assets

Cash and due from banks                                                  $   125,171          64,342
Money market investments                                                      14,957           3,300
Securities available for sale                                              1,604,888       1,170,129
Loans and leases, net                                                      5,216,299       3,215,255
Bank-owned life insurance                                                     76,667          86,464
Premises and equipment, net                                                   92,118          61,760
Goodwill                                                                     698,636         323,782
Core deposit and other intangibles                                            62,071          21,878
Other assets                                                                 174,025         131,464
                                                                         -----------     -----------

               Total assets                                              $ 8,064,832       5,078,374
                                                                         ===========     ===========

                      Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                             $ 5,479,412       3,337,682
    Short-term borrowings                                                    440,695         209,236
    Long-term borrowings                                                     655,732         541,450
    Other                                                                    114,570          61,844
                                                                         -----------     -----------

               Total liabilities                                           6,690,409       4,150,212
                                                                         -----------     -----------

Commitments and contingent liabilities (note 10)                                  --              --

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized;
        none issued                                                               --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
       120,046,007 shares issued in 2005 and 84,298,473 shares issued
       in 2004                                                                 1,200             843
    Additional paid-in capital                                             1,237,530         751,175
    Retained earnings                                                        285,242         238,048
    Accumulated other comprehensive loss                                     (18,330)         (5,437)
    Common stock held by ESOP, 3,740,659 shares in 2005 and
       3,895,159 shares in 2004                                              (28,150)        (29,275)
    Unearned compensation - restricted stock awards,
       410,999 shares in 2005 and 345,410 shares in 2004                      (4,276)         (3,173)
    Treasury stock, at cost, 7,238,304 shares in 2005 and
       1,781,029 shares in 2004                                              (98,793)        (24,019)
                                                                         -----------     -----------

               Total stockholders' equity                                  1,374,423         928,162
                                                                         -----------     -----------

               Total liabilities and stockholders' equity                $ 8,064,832       5,078,374
                                                                         ===========     ===========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                        Consolidated Statements of Income

                  Years ended December 31, 2005, 2004 and 2003
                    (In thousands, except per share amounts)

                                                                         2005        2004        2003
                                                                       --------    --------    --------
Interest income:
   Loans and leases                                                    $313,813     190,100     148,995
   Securities available for sale                                         58,395      33,621      17,336
   Money market and other investments                                     3,009         857       3,628
                                                                       --------    --------    --------

              Total interest income                                     375,217     224,578     169,959
Interest expense:
   Deposits                                                              82,133      41,950      40,808
   Borrowings                                                            42,934      26,526      21,736
                                                                       --------    --------    --------

              Total interest expense                                    125,067      68,476      62,544
                                                                       --------    --------    --------

              Net interest income                                       250,150     156,102     107,415
Provision for credit losses                                               7,348       8,442       7,929
                                                                       --------    --------    --------

              Net interest income after provision
                  for credit losses                                     242,802     147,660      99,486
                                                                       --------    --------    --------
Noninterest income:
   Banking services                                                      37,327      19,818      16,445
   Risk management services                                              32,541      17,391      14,765
   Lending and leasing                                                    7,204       4,676       4,941
   Wealth management services                                             5,638       4,764       3,525
   Bank-owned life insurance                                              3,837       3,761       3,502
   Other                                                                  4,116       1,456         201
                                                                       --------    --------    --------

              Total noninterest income                                   90,663      51,866      43,379
                                                                       --------    --------    --------
Noninterest expense:
   Salaries and employee benefits                                        99,522      65,264      50,377
   Occupancy and equipment                                               18,823      12,513       9,315
   Technology and communications                                         19,555      11,499       9,839
   Professional services                                                  7,784       5,117       2,219
   Marketing and advertising                                              6,994       4,738       3,205
   Amortization of core deposit and other intangibles                    12,083       4,605       1,384
   Other                                                                 23,445      17,114      11,938
                                                                       --------    --------    --------

              Total noninterest expense                                 188,206     120,850      88,277
                                                                       --------    --------    --------

              Income from continuing operations before income taxes     145,259      78,676      54,588

Income taxes from continuing operations                                  52,400      26,859      18,646
                                                                       --------    --------    --------

              Income from continuing operations                          92,859      51,817      35,942

Income from discontinued operations, net of income taxes
   of $1,868 in 2003                                                         --          --         164
                                                                       --------    --------    --------

              Net income                                               $ 92,859      51,817      36,106
                                                                       ========    ========    ========

Earnings per common share:
   Basic                                                               $   0.85        0.66        0.55
   Diluted                                                                 0.84        0.65        0.53

Weighted average common shares outstanding:
   Basic                                                                109,646      78,750      66,111
   Diluted                                                              110,658      79,970      67,754

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2005, 2004 and 2003
                                 (In thousands)

                                                                   2005         2004         2003
                                                                 --------     --------     --------
Net income                                                       $ 92,859       51,817       36,106
                                                                 --------     --------     --------

Other comprehensive loss, net of income taxes:
    Securities available for sale:
       Net unrealized losses arising during the year              (12,977)      (4,729)      (4,566)
       Reclassification adjustment for realized gains
          included in net income                                       (1)         (36)          (5)
                                                                 --------     --------     --------

                                                                  (12,978)      (4,765)      (4,571)
                                                                 --------     --------     --------

    Minimum pension liability adjustment, net of income taxes          85           68        1,757
                                                                 --------     --------     --------

          Total other comprehensive loss                          (12,893)      (4,697)      (2,814)
                                                                 --------     --------     --------

          Total comprehensive income                             $ 79,966       47,120       33,292
                                                                 ========     ========     ========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2005, 2004 and 2003
                    (In thousands, except per share amounts)

                                                                                          Accumulated       Common
                                                            Additional                      other           stock
                                               Common        paid-in        Retained     comprehensive     held by
                                               stock         capital        earnings     income (loss)       ESOP
                                             ----------     ----------     ----------    -------------   ----------
Balances at January 1, 2003                  $      298        137,624        196,074          2,074        (11,024)

Net income                                           --             --         36,106             --             --
Total other comprehensive loss, net                  --             --             --         (2,814)            --
Corporate reorganization:
    Merger of First Niagara Financial
       Group, MHC                                  (158)        19,607             --             --             --
    Treasury stock retired                          (37)       (38,860)            --             --             --
    Exchange of common stock                        161           (197)            --             --             --
    Proceeds from stock offering, net of
      related expenses                              410        390,535             --             --             --
Purchase of shares by ESOP                           --             --             --             --        (20,500)
Common stock issued for the acquisition
     of Finger Lakes Bancorp, Inc.                   34         33,527             --             --             --
Purchase of treasury stock                           --             --             --             --             --
Exercise of stock options                            --            165             --             --             --
ESOP shares released                                 --            966             --             --          1,125
Restricted stock awards, net                         --          1,251             --             --             --
Common stock dividends of $0.22 per
    share                                            --             --        (14,642)            --             --
                                             ----------     ----------     ----------     ----------     ----------

Balances at December 31, 2003                $      708        544,618        217,538           (740)       (30,399)

Net income                                           --             --         51,817             --             --
Total other comprehensive loss, net                  --             --             --         (4,697)            --
Common stock issued for the acquisition
    of Troy Financial Corporation                   133        201,147             --             --             --
Purchase of treasury stock                           --             --             --             --             --
Exercise of stock options                             2          3,847         (7,387)            --             --
ESOP shares released                                 --            952             --             --          1,124
Restricted stock awards, net                         --            611             --             --             --
Common stock dividends of $0.30 per
    share                                            --             --        (23,920)            --             --
                                             ----------     ----------     ----------     ----------     ----------

Balances at December 31, 2004                $      843        751,175        238,048         (5,437)       (29,275)

Net income                                           --             --         92,859             --             --
Total other comprehensive loss, net                  --             --             --        (12,893)            --
Common stock issued for the acquisition
    of Hudson River Bancorp                         357        484,093             --             --             --
Treasury stock issued for the acquisition
    of Hatch Leonard Naples, Inc.                    --            215             --             --             --
Purchase of treasury stock                           --             --             --             --             --
Exercise of stock options                            --            640         (3,305)            --             --
ESOP shares released                                 --          1,025             --             --          1,125
Restricted stock awards, net                         --            382             --             --             --
Common stock dividends of $0.38 per
    share                                            --             --        (42,360)            --             --
                                             ----------     ----------     ----------     ----------     ----------

Balances at December 31, 2005                $    1,200      1,237,530        285,242        (18,330)       (28,150)
                                             ==========     ==========     ==========     ==========     ==========

                                                 Unearned
                                              compensation -
                                             restricted stock   Treasury
                                                  awards          stock          Total
                                             ----------------  ----------     ----------
Balances at January 1, 2003                         (2,453)       (38,897)       283,696

Net income                                              --             --         36,106
Total other comprehensive loss, net                     --             --         (2,814)
Corporate reorganization:
    Merger of First Niagara Financial
       Group, MHC                                       --             --         19,449
    Treasury stock retired                              --         38,897             --
    Exchange of common stock                            --             --            (36)
    Proceeds from stock offering, net of
      related expenses                                  --             --        390,945
Purchase of shares by ESOP                              --             --        (20,500)
Common stock issued for the acquisition
     of Finger Lakes Bancorp, Inc.                      --             --         33,561
Purchase of treasury stock                              --         (1,604)        (1,604)
Exercise of stock options                               --            570            735
ESOP shares released                                    --             --          2,091
Restricted stock awards, net                            77           (141)         1,187
Common stock dividends of $0.22 per
    share                                               --             --        (14,642)
                                                ----------     ----------     ----------

Balances at December 31, 2003                       (2,376)        (1,175)       728,174

Net income                                              --             --         51,817
Total other comprehensive loss, net                     --             --         (4,697)
Common stock issued for the acquisition
    of Troy Financial Corporation                       --             --        201,280
Purchase of treasury stock                              --        (34,961)       (34,961)
Exercise of stock options                               --         10,612          7,074
ESOP shares released                                    --             --          2,076
Restricted stock awards, net                          (797)         1,505          1,319
Common stock dividends of $0.30 per
    share                                               --             --        (23,920)
                                                ----------     ----------     ----------

Balances at December 31, 2004                       (3,173)       (24,019)       928,162

Net income                                              --             --         92,859
Total other comprehensive loss, net                     --             --        (12,893)
Common stock issued for the acquisition
    of Hudson River Bancorp                             --             --        484,450
Treasury stock issued for the acquisition
    of Hatch Leonard Naples, Inc.                       --          5,785          6,000
Purchase of treasury stock                              --        (87,964)       (87,964)
Exercise of stock options                               --          5,206          2,541
ESOP shares released                                    --             --          2,150
Restricted stock awards, net                        (1,103)         2,199          1,478
Common stock dividends of $0.38 per
    share                                               --             --        (42,360)
                                                ----------     ----------     ----------

Balances at December 31, 2005                       (4,276)       (98,793)     1,374,423
                                                ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2005, 2004 and 2003
                                 (In thousands)

                                                                               2005            2004            2003
                                                                           -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                                             $    92,859          51,817          36,106
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of fees and discounts, net                                4,000           9,738          14,082
          Provision for credit losses                                            7,348           8,442           7,929
          Depreciation of premises and equipment                                11,359           8,206           6,187
          Amortization of core deposit and other intangibles                    12,083           4,605           1,417
          Gain on sale of real estate partnership                               (1,377)             --              --
          ESOP and stock based compensation expense                              3,715           3,175           3,592
          Deferred income tax expense                                            8,937           7,340           2,857
          Net (increase) decrease in loans held for sale                            80          (1,144)          1,602
          Net (increase) decrease in other assets                                1,291          (2,516)         (5,414)
          Net increase (decrease) in other liabilities                          12,050           4,099          (5,951)
                                                                           -----------     -----------     -----------

                  Net cash provided by operating activities                    152,345          93,762          62,407
                                                                           -----------     -----------     -----------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                         3,002          66,837          64,734
    Proceeds from maturities of securities available for sale                  344,456         244,050         381,559
    Principal payments received on securities available for sale               242,752         155,624         393,707
    Purchases of securities available for sale                                (453,317)       (553,427)       (928,709)
    Net increase in loans                                                     (343,688)       (211,539)       (100,900)
    Proceeds from redemption of (purchase of) bank-owned life insurance         42,254              --          (5,000)
    Acquisitions and dispositions, net of cash and cash equivalents           (118,739)        (51,724)        (27,307)
    Other, net                                                                 (23,398)        (13,332)         (7,591)
                                                                           -----------     -----------     -----------

                  Net cash used in investing activities                       (306,678)       (363,511)       (229,507)
                                                                           -----------     -----------     -----------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                        362,772          47,609         (33,773)
    Repayments of short-term borrowings, net                                  (200,217)        (22,024)        (36,458)
    Proceeds from long-term borrowings                                         235,000         211,500          39,890
    Repayments of long-term borrowings                                         (42,070)        (19,114)        (16,951)
    Proceeds from exercise of stock options                                      1,658           4,049             459
    Purchase of treasury stock                                                 (87,964)        (34,961)         (1,604)
    Dividends paid on common stock                                             (42,360)        (23,920)        (14,642)
    Net proceeds from Conversion and Offering                                       --              --         313,906
                                                                           -----------     -----------     -----------

                  Net cash provided by financing activities                    226,819         163,139         250,827
                                                                           -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                            72,486        (106,610)         83,727

Cash and cash equivalents at beginning of year                                  67,642         174,252          90,525
                                                                           -----------     -----------     -----------

Cash and cash equivalents at end of year                                   $   140,128          67,642         174,252
                                                                           ===========     ===========     ===========

Cash paid during the year for:
    Income taxes                                                           $    36,643          19,231          14,782
    Interest expense                                                           122,244          67,591          62,552

Acquisitions and dispositions of noncash assets and liabilities:
    Assets acquired, net of dispositions                                   $ 2,787,373       1,330,282         375,820
    Liabilities assumed, net of dispositions                                 2,166,333       1,077,177         343,455

See accompanying notes to consolidated financial statements.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies

      First Niagara Financial Group, Inc. ("FNFG"), a Delaware corporation, and its subsidiary bank (the "Company") provide financial services to individuals and businesses in Upstate New York. The Company provides a full range of products and services through its consumer, commercial, business services and wealth management business units, including consumer banking, residential and commercial lending, leasing, cash management, risk and wealth management services as well as employee benefits administration and consulting services.

      FNFG owns all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank. First Niagara Commercial Bank (the "Commercial Bank"), a wholly-owned subsidiary of First Niagara, is a New York State chartered commercial bank whose primary purpose is to accept municipal deposits, which under New York State law cannot be accepted by federally chartered savings banks.

      The accounting and reporting policies of the Company conform to general practices within the banking industry and to U.S. generally accepted accounting principles ("GAAP"). Certain reclassification adjustments were made to the 2004 and 2003 financial statements to conform them to the 2005 presentation. The following is a description of the Company's significant accounting policies:

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

                  Years Ended December 31, 2005, 2004 and 2003

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

      (g)   Goodwill and Intangible Assets

            The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Acquired intangible assets with definite useful economic lives are amortized over their useful economic life utilizing an accelerated amortization method. On a periodic basis, the Company assess whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired. Goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment annually at the reporting unit level. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available and reviewed regularly by segment management. Discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values are utilized to determine the fair value of the Company's reporting units.

      (h)   Employee Benefits

            Contributions due under the Company's defined contribution plans are accrued as earned by employees. The Company also maintains a non-contributory, qualified, defined benefit pension plan (the "Pension Plan") that covers substantially all employees who meet certain age and service requirements. All benefit accruals and participation in the Pension Plan have been frozen. Pension plans

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

            acquired in connection with the Company's previous whole-bank acquisitions were frozen prior to or shortly after the completion of the transactions. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. The Company's policy is to at least fund the minimum amount required by government regulations. The cost of the Pension Plan is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.

            The Company provides post-retirement benefits, principally health care and group life insurance (the "Post-retirement Plan"), to employees who met certain age and service requirements by December 31, 2001. The expected costs of providing these post-retirement benefits are accrued during an employee's active years of service.

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

            Had the Company determined compensation cost based on the fair value method under SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

                                                                         2005           2004          2003
                                                                      ----------     ----------    ----------
                                                                      (In thousands, except per share amounts)
      Net Income:
          As reported                                                 $   92,859         51,817        36,106
          Add: Stock-based employee compensation
                   expense included in net income, net of
                   related income tax effects                                939            659           900
           Deduct: Stock-based employee compensation
                   expense determined under the fair-value
                   based method, net of related income tax effects        (2,983)        (1,788)       (1,997)
                                                                      ----------     ----------    ----------

          Pro forma                                                   $   90,815         50,688        35,009
                                                                      ==========     ==========    ==========

      Basic earnings per share:
          As reported                                                 $     0.85           0.66          0.55
          Pro forma                                                         0.83           0.64          0.53

      Diluted earnings per share:
          As reported                                                 $     0.84           0.65          0.53
          Pro forma                                                         0.82           0.63          0.52

            The per share weighted-average fair value of stock options granted for 2005, 2004 and 2003 were $3.50, $4.12 and $4.46 on the date of grant, respectively, using the Black Scholes option-pricing model and were based upon the grant date fair value of FNFG stock of $13.05, $13.15 and $13.73, respectively. The Company deducted 10% in each year to reflect an estimate of forfeitures prior to vesting.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

            The following weighted-average assumptions were utilized to compute the fair value of options granted for the respective years:

                                      2005           2004           2003
                                   -----------    -----------   -----------

      Expected dividend yield        2.75%          2.11%         1.55%
      Risk-free interest rate        4.04%          3.98%         3.02%
      Expected life                  6.5 years      6.5 years     6.5 years
      Expected volatility           29.30%         32.13%        33.14%
                                   ===========    ===========   ===========

            On December 28, 2005, the Company's Board of Directors approved the acceleration of the vesting of all unvested stock options held by directors and employees of the Company that were otherwise scheduled to vest by December 31, 2006. As a result of this acceleration, options to purchase 779,897 shares of the Company's common stock, or 35% of all unvested options outstanding, became exercisable immediately. All but 60,016 of the accelerated options had an exercise price below the Company's current stock price. All other terms of the affected options, as well as the terms of all other options scheduled to vest after December 31, 2006, remain unchanged.

            On January 1, 2006 the Company adopted SFAS No. 123R, "Share Based Payment," which revised SFAS No. 123 and superseded APB Opinion No.
            25. More specifically, this Statement requires companies to recognize in the statement of income over the required service period the grant-date fair value of stock options and other equity-based compensation issued to employees and directors estimated using option pricing models. The Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The Company estimates that the adoption of SFAS No. 123R will increase 2006 compensation expense by approximately $1.3 million.

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

                  Years Ended December 31, 2005, 2004 and 2003

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                                January 14,
                                                                    2005
                                                                -----------

      Cash and cash equivalents                                 $   23,396
      Securities available for sale                                591,610
      Loans, net                                                 1,662,925
      Goodwill                                                     352,528
      Core deposit and other intangibles                            35,817
      Other assets                                                 117,129
                                                                ----------

             Total assets acquired                               2,783,405
                                                                ----------

      Deposits                                                   1,778,958
      Borrowings                                                   371,556
      Other liabilities                                             17,080
                                                                ----------
             Total liabilities assumed                           2,167,594
                                                                ----------

                 Net assets acquired                            $  615,811
                                                                ==========

      As a result of the implementation of Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," effective January 1, 2005, loans acquired from HRB with evidence of deterioration of credit quality since origination such that the Company estimates all contractually required payments will not be collected, are being carried at estimated net realizable value. At the date of acquisition those loans had an outstanding contractual balance and carrying value of approximately $25.1 million and $15.1 million, respectively. As of December 31, 2005, principal payments on the loans had reduced those amounts to approximately $14.9 million and $6.8 million, respectively. No allowance for loan losses has been allocated to those loans as of December 31, 2005.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The core deposit and other intangible assets acquired are being amortized using the double declining balance method over their estimated useful-life of 10 years. The goodwill was primarily assigned to the Company's banking segment of which none is deductible for tax purposes.

      The following table presents unaudited pro forma information as if the acquisition of HRB had been consummated as of the beginning of 2004. Pro forma information for 2005 is not presented since such results were not materially different from actual results due to the timing of the acquisition. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposits and other intangibles and related income tax effects. The pro forma information does not represent the actual results of operations that would have occurred had the Company acquired HRB at the beginning of 2004. Among other items, operational efficiencies, revenue enhancements and $2.5 million of indirect merger and integration costs incurred by FNFG in 2005 are not reflected in the pro forma amounts (in thousands, except per share amounts):

                                                                  Pro forma
                                                                    2004
                                                                  ---------

      Net interest income                                         $253,750
      Noninterest income                                            74,182
      Noninterest expense                                          184,432
      Net income                                                    83,699

      Basic earnings per common share                             $   0.73
      Diluted earnings per common share                           $   0.72
                                                                  ========

      Hatch Leonard Naples, Inc. and Burke Group, Inc.

      On July 29, 2005, First Niagara Risk Management, Inc., a wholly owned insurance subsidiary of First Niagara, acquired Hatch Leonard Naples, Inc. ("HLN"), an insurance agency with operations across Upstate New York. Under terms of the agreement, the consideration included a combination of cash and 435,375 shares of FNFG common stock (valued at $13.781 per share). On September 12, 2005, FNFG acquired Burke Group, Inc. ("Burke Group"), an employee benefits administration and compensation consulting firm in a cash transaction. The results of HLN and Burke Group have been included in the 2005 consolidated statement of income from the respective dates of acquisition. Additionally, the Company recorded a total of $23.8 million of goodwill and $15.1 million in customer list intangibles in connection with the transactions. The customer lists are being amortized on an accelerated basis over 18 years. The goodwill was assigned to the Company's financial services segment of which $2.1 million is deductible for tax purposes.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(3)   Investment Securities

      The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                      Amortized     Unrealized    Unrealized        Fair
At December 31, 2005:                                    cost          gains        losses          value
                                                      ----------    ----------    ----------     ----------
Debt securities:
   States and political subdivisions                  $  392,298           584        (1,992)       390,890
   U.S. Government agencies                              258,206             8        (3,940)       254,274
   Corporate                                              39,051           489           (57)        39,483
                                                      ----------    ----------    ----------     ----------

         Total debt securities                           689,555         1,081        (5,989)       684,647
                                                      ----------    ----------    ----------     ----------

Mortgage-backed securities:
   Federal National Mortgage Association                 229,534           107        (7,081)       222,560
   Federal Home Loan Mortgage Corporation                125,831           203        (4,366)       121,668
   Government National Mortgage Association                5,812           121           (43)         5,890

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation             294,329            --        (7,210)       287,119
      Federal National Mortgage Association              111,885             3        (3,365)       108,523
      Privately issued                                   112,512            --        (3,127)       109,385
      Government National Mortgage Association            12,165            --          (273)        11,892
                                                      ----------    ----------    ----------     ----------

         Total collateralized mortgage obligations       530,891             3       (13,975)       516,919
                                                      ----------    ----------    ----------     ----------

             Total mortgage-backed securities            892,068           434       (25,465)       867,037
                                                      ----------    ----------    ----------     ----------

Asset-backed securities                                   47,048             3          (224)        46,827
Other                                                      6,307           211          (141)         6,377
                                                      ----------    ----------    ----------     ----------

             Total securities available for sale      $1,634,978         1,729       (31,819)     1,604,888
                                                      ==========    ==========    ==========     ==========

At December 31, 2004:
Debt securities:
   States and political subdivisions                  $  277,599         1,031        (1,057)       277,573
   U.S. Government agencies                              249,045            12        (2,574)       246,483
   Corporate                                              21,424           100          (104)        21,420
                                                      ----------    ----------    ----------     ----------

         Total debt securities                           548,068         1,143        (3,735)       545,476
                                                      ----------    ----------    ----------     ----------

Mortgage-backed securities:
   Federal National Mortgage Association                 190,406           307        (2,489)       188,224
   Federal Home Loan Mortgage Corporation                135,971           544        (2,422)       134,093
   Government National Mortgage Association                5,951           239            (3)         6,187

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation             145,797           119        (1,116)       144,800
      Federal National Mortgage Association               84,508            93          (752)        83,849
      Privately issued                                    48,830            40          (446)        48,424
      Government National Mortgage Association            12,736            --          (157)        12,579
                                                      ----------    ----------    ----------     ----------

         Total collateralized mortgage obligations       291,871           252        (2,471)       289,652
                                                      ----------    ----------    ----------     ----------

             Total mortgage-backed securities            624,199         1,342        (7,385)       618,156
                                                      ----------    ----------    ----------     ----------

Asset-backed securities                                       50            --            --             50
Other                                                      6,308           183           (44)         6,447
                                                      ----------    ----------    ----------     ----------

             Total securities available for sale      $1,178,625         2,668       (11,164)     1,170,129
                                                      ==========    ==========    ==========     ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The following tables set forth certain information regarding the Company's securities available for sale that were in an unrealized loss position at December 31, 2005 and 2004 by the length of time those securities were in a continuous loss position as follows (in thousands):

                                                         Less than 12 months      12 months or longer              Total
                                                      -----------------------   -----------------------   -----------------------
                                                        Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
At December 31, 2005:                                   value        losses       value        losses       value        losses
                                                      ---------    ----------   ---------    ----------   ---------    ----------
Debt securities:
   States and political subdivisions                  $ 223,236          927       79,936        1,065      303,172        1,992
   U.S. Government agencies                             133,593        1,944      116,766        1,996      250,359        3,940
   Corporate                                              5,701           47          474           10        6,175           57
                                                      ---------    ---------    ---------    ---------    ---------    ---------

         Total debt securities                          362,530        2,918      197,176        3,071      559,706        5,989
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Mortgage-backed securities:
   Federal National Mortgage Association                 94,004        1,784      124,861        5,297      218,865        7,081
   Federal Home Loan Mortgage Corporation                31,856          711       84,013        3,655      115,869        4,366
   Government National Mortgage Association               3,057           35          470            8        3,527           43

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation            188,862        3,724       98,257        3,486      287,119        7,210
      Federal National Mortgage Association              49,520        1,068       58,690        2,297      108,210        3,365
      Privately issued                                   77,928        2,120       31,457        1,007      109,385        3,127
      Government National Mortgage Association            4,544          100        7,348          173       11,892          273
                                                      ---------    ---------    ---------    ---------    ---------    ---------

         Total collateralized mortgage obligations      320,854        7,012      195,752        6,963      516,606       13,975
                                                      ---------    ---------    ---------    ---------    ---------    ---------

             Total mortgage-backed securities           449,771        9,542      405,096       15,923      854,867       25,465
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Asset-backed securities                                  44,608          224           --           --       44,608          224
Other                                                     4,665          141           --           --        4,665          141
                                                      ---------    ---------    ---------    ---------    ---------    ---------

             Total securities available for sale      $ 861,574       12,825      602,272       18,994    1,463,846       31,819
                                                      =========    =========    =========    =========    =========    =========

At December 31, 2004:
Debt securities:
   States and political subdivisions                  $ 221,725        1,030        4,104           27      225,829        1,057
   U.S. Government agencies                             190,586        1,648       45,910          926      236,496        2,574
   Corporate                                              8,794           93          474           11        9,268          104
                                                      ---------    ---------    ---------    ---------    ---------    ---------

         Total debt securities                          421,105        2,771       50,488          964      471,593        3,735
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Mortgage-backed securities:
   Federal National Mortgage Association                122,069        1,384       39,042        1,105      161,111        2,489
   Federal Home Loan Mortgage Corporation                47,994          676       62,882        1,746      110,876        2,422
   Government National Mortgage Association                 765            3           --           --          765            3

   Collateralized mortgage obligations:
      Federal Home Loan Mortgage Corporation            118,465          937        7,795          179      126,260        1,116
      Federal National Mortgage Association              56,546          752           --           --       56,546          752
      Privately issued                                   35,627          446           --           --       35,627          446
      Government National Mortgage Association           12,579          157           --           --       12,579          157
                                                      ---------    ---------    ---------    ---------    ---------    ---------

         Total collateralized mortgage obligations      223,217        2,292        7,795          179      231,012        2,471
                                                      ---------    ---------    ---------    ---------    ---------    ---------

             Total mortgage-backed securities           394,045        4,355      109,719        3,030      503,764        7,385
                                                      ---------    ---------    ---------    ---------    ---------    ---------

Other                                                     4,462           44           --           --        4,462           44
                                                      ---------    ---------    ---------    ---------    ---------    ---------

             Total securities available for sale      $ 819,612        7,170      160,207        3,994      979,819       11,164
                                                      =========    =========    =========    =========    =========    =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Management has assessed the securities available for sale that were in an unrealized loss position at December 31, 2005 and 2004 and determined that the decline in fair value was temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer (primarily government or government agencies) and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value was caused by the increase in interest rates and not the credit deterioration of the individual issuer. More specifically, the $19.0 million of unrealized losses on investment securities that have been in a continuous loss position for twelve months or longer at December 31, 2005 were determined to be temporary as nearly all of the investment securities are guaranteed by U.S. Government or government agencies which have minimal credit risk, if any, and all of the investment securities are investment grade.

      Gross realized gains and losses on securities available for sale are summarized as follows (in thousands):

                                          2005         2004         2003
                                         ------       ------       ------

      Gross realized gains               $    5          774        1,208
      Gross realized losses                  (3)        (714)      (1,199)
                                         ------       ------       ------

          Net realized gains             $    2           60            9
                                         ======       ======       ======

      Scheduled contractual maturities of certain investment securities owned by the Company at December 31, 2005 are as follows (in thousands):

                                                   Amortized       Fair
                                                     cost          value
                                                  ----------    ----------
      Debt Securities:
         Within one year                          $  381,718    $  379,915
         After one year through five years           268,616       265,026
         After five years through ten years            3,028         3,002
         After ten years                              36,193        36,704
                                                  ----------    ----------
               Total debt securities                 689,555       684,647
      Asset-backed securities                         47,048        46,827
      Mortgage-backed securities                     892,068       867,037
                                                  ----------    ----------
                                                  $1,628,671    $1,598,511
                                                  ==========    ==========

      While the contractual maturities of mortgage-backed securities ("MBS") and asset-backed securities ("ABS") generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures owned.

      At December 31, 2005 and 2004, $923.7 million and $620.5 million, respectively, of investment securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), as well as repurchase agreements and certain deposits. At December 31, 2005, the Company's investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the FHLB with a fair value of $443.4 million, $385.2 million and $156.7 million, respectively. No other investments in securities of a single issuer exceeded 10% of stockholders' equity.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(4)   Loans and Leases

      Loans and leases receivable at December 31, 2005 and 2004 consist of the following (in thousands):

                                                       2005            2004
                                                   -----------     -----------
      Commercial:
           Real estate                             $ 1,647,576       1,081,709
           Construction                                222,907         187,149
           Business                                    473,571         345,520
                                                   -----------     -----------
              Total commercial                       2,344,054       1,614,378

      Residential real estate                        2,182,907       1,132,471
      Home equity                                      403,340         247,190
      Other consumer                                   178,732         174,309
      Specialized lending                              159,759          79,358
                                                   -----------     -----------

              Total loans and leases                 5,268,792       3,247,706

      Net deferred costs and unearned discounts         19,847           8,971
      Allowance for credit losses                      (72,340)        (41,422)
                                                   -----------     -----------

              Total loans and leases, net          $ 5,216,299       3,215,255
                                                   ===========     ===========

      Non-accrual loans amounted to $21.9 million, $12.0 million and $12.3 million at December 31, 2005, 2004 and 2003, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms amounted to $431 thousand, $393 thousand and $295 thousand in 2005, 2004 and 2003, respectively. There were no loans past due 90 days or more that were still accruing interest at December 31, 2005 and 2004. The balance of impaired loans at December 31, 2005 and 2004 amounted to $20.7 million and $10.4 million, respectively. The allowance for credit losses includes valuation allowances relating to those loans of $4.2 million and $1.9 million, respectively. The aggregate recorded investment of loans whose terms have been modified through a troubled debt restructuring amounted to $5.2 million at December 31, 2005 and $4.2 million at December 31, 2004.

      Residential mortgage loans include loans held for sale of $3.8 million and $3.9 million at December 31, 2005 and December 31, 2004, respectively. Loans sold amounted to $69.4 million, $48.6 million and $56.4 million in 2005, 2004 and 2003, respectively. Gains on the sale of loans were $374 thousand, $612 thousand and $1.3 million in 2005, 2004 and 2003, respectively. Mortgages serviced for others by the Company totaled $378.3 million, $325.1 million and $246.1 million at December 31, 2005, 2004 and 2003, respectively. The mortgage servicing assets recorded as a result of those loans amounted to $2.3 million, $2.0 million and $1.7 million at December 31, 2005, 2004 and 2003, respectively.

      Nearly all of the Company's loans are to customers in Upstate New York. The ultimate collectibility of these loans is susceptible to changes in market conditions in this market area.

      Loans due from certain officers and directors of the Company and affiliates amounted to $3.4 million and $2.5 million at December 31, 2005 and 2004, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Changes in the allowance for credit losses are summarized as follows (in thousands):

                                                    2005         2004         2003
                                                  --------     --------     --------
      Balance at beginning of year                $ 41,422       25,420       20,873
      Recorded in connection with acquisitions      30,684       14,650        2,001
      Provision for credit losses                    7,348        8,442        7,929
      Charge-offs                                  (10,624)      (8,226)      (6,760)
      Recoveries                                     3,510        1,136        1,377
                                                  --------     --------     --------

      Balance at end of year                      $ 72,340       41,422       25,420
                                                  ========     ========     ========

(5)   Premises and Equipment

      A summary of premises and equipment at December 31, 2005 and 2004 follows (in thousands):

                                                   2005            2004
                                                ---------       ---------

      Land                                      $  10,566           7,130
      Buildings and improvements                   76,466          53,856
      Furniture and equipment                      67,479          53,074
                                                ---------       ---------

                                                  154,511         114,060
      Accumulated depreciation                    (62,393)        (52,300)
                                                ---------       ---------

      Premises and equipment, net               $  92,118          61,760
                                                =========       =========

      Rent expense was $4.5 million, $2.8 million and $2.1 million for 2005, 2004 and 2003, respectively.

(6)   Goodwill and Other Intangible Assets

      The following table sets forth information regarding the Company's goodwill for 2005 and 2004 (in thousands):

                                                       Financial
                                          Banking       services    Consolidated
                                          segment       segment        total
                                         ---------     ---------    ------------

      Balances at January 1, 2004        $  95,540        10,441       105,981
      Acquired                             217,735            --       217,735
      Contingent earn-out                       --            66            66
                                         ---------     ---------     ---------

      Balances at December 31, 2004        313,275        10,507       323,782

      Acquired                             349,425        27,577       377,002
      Tax settlements                       (2,148)           --        (2,148)
                                         ---------     ---------     ---------

      Balances at December 31, 2005      $ 660,552        38,084       698,636
                                         =========     =========     =========

      The Company has performed the required annual goodwill impairment tests and as such has determined that goodwill was not impaired as of December 31, 2005 and 2004.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The following table sets forth information regarding the Company's amortizing intangible assets at December 31, 2005 and 2004 (in thousands):

                                                           2005         2004
                                                         --------     --------

      Customer lists                                     $ 28,503       10,458
      Accumulated amortization                             (7,988)      (4,873)
                                                         --------     --------

          Net carrying amount                              20,515        5,585
                                                         --------     --------

      Core deposit intangible                              54,388       20,157
      Accumulated amortization                            (12,832)      (3,864)
                                                         --------     --------

          Net carrying amount                              41,556       16,293
                                                         --------     --------

              Total amortizing intangible assets, net    $ 62,071       21,878
                                                         ========     ========

      Estimated future amortization expense over the next five years for intangible assets outstanding at December 31, 2005 is as follows (in thousands):

                         2006                    $   11,823
                         2007                         9,807
                         2008                         8,148
                         2009                         6,718
                         2010                         5,665

(7)   Other Assets

      A summary of other assets at December 31, 2005 and 2004 follows (in thousands):

                                                        2005         2004
                                                     --------     --------

      FHLB stock                                     $ 47,269       28,485
      Accrued interest receivable                      32,185       20,016
      Other receivables and prepaid assets             33,078       18,801
      Net deferred tax assets (see note 13)            32,020       26,836
      Real estate and other investments                16,941       27,873
      Other                                            12,532        9,453
                                                     --------     --------

                                                     $174,025      131,464
                                                     ========     ========

      Included in real estate and other investments at December 31, 2004 is a $17.3 million, 90% ownership, multi-tenant retail shopping plaza located in the Company's market area. The Company sold this investment during 2005, which resulted in a $1.4 million gain. Also included in real estate and other investments are $12.2 million and $10.6 million of limited partnership investments at December 31, 2005 and 2004, respectively, that the Company has determined to be variable interest entities for which the Company is not the primary beneficiary. These investments were made primarily to support the Company's community reinvestment initiatives and are accounted for under the equity method. The Company's exposure related to these entities is limited to its recorded investment. At December 31, 2005, the Company has committed to invest an additional $2.7 million in these partnerships.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(8)   Deposits

      Deposits consist of the following at December 31, 2005 and 2004 (dollars in thousands):

                                                              2005                             2004
                                                    ------------------------         ------------------------
                                                                    Weighted                         Weighted
                                                                    average                          average
                                                      Balance         rate             Balance         rate
                                                    ------------------------         ------------------------
       Core deposits:
            Savings                                 $ 1,619,187        1.31  %       $ 1,086,769        1.02  %
            Interest-bearing checking                 1,182,995        1.46              912,598        1.06
            Noninterest-bearing                         592,076          --              291,491          --
                                                    -----------                      -----------

                Total core deposits                   3,394,258        1.14            2,290,858        0.91

       Certificates maturing:
             Within one year                          1,690,835        3.36              768,608        2.15
             After one year, through two years          273,038        3.54              207,467        2.90
             After two years, through three years        90,029        3.34               39,642        3.35
             After three years, through four years       19,389        3.27               23,022        3.18
             After four years, through five years         9,704        3.54                6,111        3.26
             After five years                             2,159        3.66                1,974        3.97
                                                    -----------                      -----------
                  Total certificates                  2,085,154        3.38            1,046,824        2.37
                                                    -----------                      -----------

                  Total deposits                    $ 5,479,412        1.99  %       $ 3,337,682        1.37  %
                                                    ===========                      ===========

      Interest expense on deposits is summarized as follows (in thousands):

                                             2005        2004        2003
                                           -------     -------     -------

      Certificates                         $50,670      23,924      29,232
      Savings                               17,987       9,768       6,809
      Interest-bearing checking             13,476       8,258       4,767
                                           -------     -------     -------

                                           $82,133      41,950      40,808
                                           =======     =======     =======

      Certificates of deposit issued in amounts over $100 thousand amounted to $525.5 million, $234.6 million and $198.0 million at December 31, 2005, 2004 and 2003, respectively. Interest expense thereon totaled $12.3 million, $5.3 million and $5.8 million in 2005, 2004 and 2003, respectively. Interest rates on all certificates range from 1.00% to 7.50% at December 31, 2005.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(9)   Borrowings

      Outstanding borrowings at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                    2005            2004
                                                  --------        --------
      Short-term borrowings:
           FHLB advances                          $211,786         105,597
           Repurchase agreements                   228,909         103,639
                                                  --------        --------

                                                  $440,695         209,236
                                                  ========        ========
      Long-term borrowings:
           FHLB advances                          $308,974         231,074
           Repurchase agreements                   346,758         297,291
           Other                                        --          13,085
                                                  --------        --------

                                                  $655,732         541,450
                                                  ========        ========

      FHLB advances bear fixed interest rates ranging from 2.04% to 6.83% and had a weighted average rate of 5.00% at December 31, 2005. Repurchase agreements bear fixed interest rates ranging from 1.59% to 6.32% and had a weighted average rate of 3.80% at December 31, 2005.

      Interest expense on borrowings is summarized as follows (in thousands):

                                           2005         2004         2003
                                         -------      -------      -------

      FHLB advances                      $22,121       13,132       11,328
      Repurchase agreements               20,237       12,767       10,408
      Other                                  576          627           --
                                         -------      -------      -------

                                         $42,934       26,526       21,736
                                         =======      =======      =======

      The Company has lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2005, the FHLB facility totaled $1.2 billion with $520.8 million outstanding that was secured by approximately $612.0 million of residential mortgage and multifamily loans. The FRB and commercial bank lines of credit totaled $53.9 million and $50.0 million, respectively, with no borrowings outstanding on either line as of December 31, 2005. Under the commercial bank line of credit agreement, FNFG is required to pledge shares of First Niagara common stock equal to two times the borrowings outstanding and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is equal to the LIBOR rate plus 150 basis points that resets every 30, 60 or 90 days or the Prime Rate less 25 basis points, at the election of FNFG.

      As of December 31, 2005, the Company had entered into repurchase agreements with the FHLB and various broker-dealers, whereby securities available for sale with a carrying value of $616.4 million were pledged to collateralize the borrowings. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements are included in securities available for sale in the consolidated statements of condition. However, the securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturity of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2005, there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of stockholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The aggregate maturities of long-term borrowings at December 31, 2005 are as follows (in thousands):

                        2007                         $  230,399
                        2008                            249,661
                        2009                             34,678
                        2010                             23,758
                        Thereafter                      117,236
                                                     ----------

                                                     $  655,732
                                                     ==========

      Included in the borrowing amounts in the preceding table are advances and reverse repurchase agreements that have call provisions that could accelerate their maturity if interest rates were to rise significantly from current levels as follows: $191.9 million in 2006 and $5.3 million in 2008.

(10)  Commitments and Contingent Liabilities

      Loan Commitments

      In the ordinary course of business, the Company extends commitments to originate residential mortgages, commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit. The Company had outstanding commitments to originate loans of approximately $309.3 million and $139.3 million at December 31, 2005 and 2004, respectively.

      The Company also extends credit to consumer and commercial customers, up to a specified amount, through lines of credit. As the borrower is able to draw on these lines as needed, the funding requirements are generally unpredictable. Unused lines of credit amounted to $576.1 million and $367.7 million at December 31, 2005 and 2004, respectively. The Company also issues standby letters of credit to third parties, which guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract with the third-party. Standby letters of credit amounted to $60.3 million and $31.1 million at December 31, 2005 and 2004, respectively. Since a significant portion of unused commercial lines of credit and the majority of outstanding standby letters of credit expire without being funded, the Company's expectation is that its obligation to fund the above commitment amounts is substantially less than the amounts reported. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

      To assist with asset and liability management and to provide cash flow to support loan growth, the Company generally sells newly originated conventional, conforming 20 to 30 year monthly fixed, and 25 to 30 year bi-weekly loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC. The Company generally retains the servicing rights on residential mortgage loans sold, which results in monthly service fee income. Commitments to sell residential mortgages amounted to $9.4 million and $7.6 million at December 31, 2005 and 2004, respectively.

      Lease Obligations

      Future minimum rental commitments for premises and equipment under noncancellable operating leases at December 31, 2005 were $4.9 million in 2006; $4.3 million in 2007; $4.0 million in 2008; $3.4 million in 2009;
      $2.4 million in 2010 and a total of $14.9 million thereafter through 2029. Real estate taxes, insurance and maintenance expenses related to these leases are obligations of the Company.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Contingent Liabilities

      In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements at December 31, 2005.

(11)  Capital

      Office of Thrift Supervision ("OTS") regulations require savings institutions such as First Niagara to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. The Commercial Bank, as a New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") that are substantially similar to the capital requirements imposed on First Niagara. The FDIC regulations require the Commercial Bank to maintain a minimum ratio of total capital to risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Commercial Bank must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.

      Under prompt corrective action regulations, an institution's respective regulatory authority is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of banks into five categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The actual capital amounts and ratios for First Niagara and the Commercial Bank at December 31, 2005 and 2004 are presented in the following table (dollars in thousands):

                                                                                                    To be well capitalized
                                                                          Minimum                   under prompt corrective
                                         Actual                      capital adequacy                 action provisions
                                 ----------------------          ------------------------          ------------------------
                                  Amount         Ratio             Amount          Ratio             Amount          Ratio
                                 ---------     --------          ----------      --------          ----------      --------
First Niagara Bank:
December 31, 2005:
Tangible capital                 $ 554,009        7.56  %        $ 109,874          1.50  %        $      N/A          N/A  %
Tier 1 (core) capital              554,009        7.56             292,998          4.00              366,248         5.00
Tier 1 risk-based capital          554,009       11.01                 N/A           N/A              301,952         6.00
Total risk-based capital           616,916       12.26             402,602          8.00              503,253        10.00

December 31, 2004:
Tangible capital                 $ 537,161       11.40  %        $  70,699          1.50  %        $      N/A          N/A  %
Tier 1 (core) capital              537,161       11.40             188,531          4.00              235,663         5.00
Tier 1 risk-based capital          537,161       16.40                 N/A           N/A              196,545         6.00
Total risk-based capital           578,108       17.65             262,060          8.00              327,575        10.00

First Niagara Commercial Bank:
December 31, 2005:
Leverage Ratio                   $  17,031        5.20  %        $   9,833          3.00  %        $   16,388        5.00  %
Tier 1 risk-based capital           17,031       22.64               3,009          4.00                4,513        6.00
Total risk-based capital            17,031       22.64               6,018          8.00                7,522       10.00

December 31, 2004:
Leverage Ratio                   $  11,968        6.74  %        $   5,330          3.00  %        $    8,883         5.00  %
Tier 1 risk-based capital           11,968       26.03               1,839          4.00                2,758         6.00
Total risk-based capital            11,968       26.03               3,678          8.00                4,597        10.00

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

      As of December 31, 2005, First Niagara and the Commercial Bank met all capital adequacy requirements to which they were subject. The most recent FDIC notification categorized First Niagara and the Commercial Bank as well-capitalized institutions under the prompt corrective action regulations. Management is unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of First Niagara or the Commercial Bank.

      FNFG's ability to pay dividends to its stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      During 2005, FNFG repurchased 3.6 million shares of its common stock, completing the 4.2 million (5%) share repurchase program approved by its Board of Directors in August 2004. The average cost of total shares repurchased under this program was $13.34 per share. In May 2005 the Board of Directors approved an additional program to repurchase up to 5.8 million (5%) of FNFG's outstanding common stock. As of December 31, 2005,
      2.8 million shares have been repurchased under this program at an average cost of $14.18 per share.

      Mutual to Stock Conversion

      On January 17, 2003, FNFG converted from mutual to stock form (the "Conversion"). In connection with the Conversion, the 61% of outstanding shares of FNFG common stock owned by First Niagara Financial Group, MHC (the "MHC") was sold to depositors of First Niagara and other public investors (the "Offering"). Completion of the Conversion and Offering resulted in the issuance of 67.4 million shares of common stock. A total of 41.0 million shares were sold in subscription, community and syndicated offerings, at $10.00 per share. An additional 26.4 million shares were issued to the former public stockholders of FNFG based upon an exchange ratio of 2.58681 new shares for each share of FNFG held as of the close of business on January 17, 2003. In connection with the Conversion, the amount of authorized but unissued preferred stock was increased from 5.0 million shares to 50.0 million shares. The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities or equity.

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

      First Niagara established a liquidation account at the time Conversion. The liquidation account was established in an amount equal to First Niagara's net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus for the Conversion (September 30, 2002). In the event of a complete liquidation of First Niagara, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation accounts in an amount equal to their current adjusted account balance for all such depositors then holding qualifying deposits in First Niagara. Accordingly, retained earnings of the Company are deemed to be restricted up to the balances of the liquidation account at December 31, 2005 and 2004. The liquidation account, which is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date, totaled $97.0 million at December 31, 2005 and $129.6 million at December 31, 2004.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(12)  Stock Based Compensation

      The Company has two stock based compensation plans pursuant to which options may be granted to directors and key employees. The 1999 Stock Option Plan authorizes grants of options to purchase up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes the issuance of up to 8,020,454 shares of common stock pursuant to grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. As of December 31, 2005, only stock options have been granted under this plan. Under both plans, stock options are granted with an exercise price equal to the stock's market value on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. At December 31, 2005, there were a total of 5,223,481 shares available for grant under both plans. The reduction of income taxes paid as a result of the exercise of stock options was $881 thousand, $3.0 million and $203 thousand for 2005, 2004 and 2003, respectively. All stock options and restricted stock awards outstanding and available for grant on January 17, 2003 were adjusted for the 2.58681 exchange ratio applied in the Conversion.

      The following is a summary of stock option activity for 2005, 2004 and 2003:

                                                                    Weighted
                                                    Number of       average
                                                     shares      exercise price
                                                   ----------    --------------

      Outstanding at January 1, 2003                1,326,743       $12.86

          January 17, 2003 Conversion               2,105,289         4.97
          Granted                                     667,900        13.73
          Exercised                                  (104,823)        4.38
          Forfeited                                   (65,858)        7.13
                                                   ----------

      Outstanding at December 31, 2003              3,929,251         6.44

          Granted                                     780,660        13.15
          Exercised                                  (981,738)        4.41
          Forfeited                                   (79,219)       12.98
                                                   ----------

      Outstanding at December 31, 2004              3,648,954         8.28

         Granted                                    1,343,970        13.05
         Exercised                                   (431,278)        5.21
         Forfeited                                   (152,823)       12.57
                                                   ----------

      Outstanding at December 31, 2005              4,408,823       $ 9.89
                                                   ==========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The following is a summary of stock options outstanding at December 31, 2005, 2004 and 2003:

                                                        Weighted         Weighted                           Weighted
                                                         average         average                             average
                                         Options        exercise        remaining            Options        exercise
           Exercise price              outstanding        price        life (years)        exercisable        price
      -------------------------        -----------      --------       ------------        -----------      --------
      December 31, 2005:
      $3.49 - $4.16                      1,270,503       $  3.86           3.88              1,270,503       $  3.86
      $4.87 - $12.87                     1,215,545         10.65           7.20                914,145          9.93
      $12.91 - $13.28                    1,531,115         13.02           8.88                574,139         13.10
      $13.52 - $16.21                      391,660         14.79           8.27                222,907         14.84
                                       -----------                                         -----------

                          Total          4,408,823          9.89           6.92              2,981,694          8.32
                                       ===========                                         ===========

      December 31, 2004:
      $3.49 - $3.65                        687,430       $  3.51           5.46                540,562       $  3.51
      $4.16                                916,280          4.16           4.38                916,280          4.16
      $4.87 - $12.87                     1,355,884         10.58           8.17                385,734          8.27
      $13.28 - $16.21                      689,360         14.00           8.59                156,175         13.78
                                       -----------                                         -----------

                          Total          3,648,954          8.28           6.79              1,998,751          5.53
                                       ===========                                         ===========

      December 31, 2003:
      $3.49 - $3.65                        965,510       $  3.51           6.44                668,152       $  3.51
      $4.16 - $5.93                      1,859,766          4.30           5.74              1,454,209          4.24
      $6.52 - $9.80                        109,939          8.83           8.26                 35,569          8.31
      $11.25 - $16.21                      994,036         13.03           9.21                151,854         12.06
                                       -----------                                         -----------

                          Total          3,929,251          6.44           6.86              2,309,784          4.60
                                       ===========                                         ===========

      The 1999 Reward and Recognition Plan (the "RRP Plan") authorizes the issuance of up to 1,438,949 shares of restricted stock to executive management, members of the Board of Directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. Compensation expense equal to the market value of FNFG's stock on the grant date is accrued ratably over the service period for shares granted. At December 31, 2005, there were 368,599 unvested shares outstanding and 13,789 additional shares available for grant under the RRP Plan. Shares granted under the RRP Plan during 2005, 2004 and 2003 totaled 176,657, 140,100 and 97,100, respectively, and had a weighted average market value on the date of grant of $13.15, $13.36 and $13.49, respectively. Compensation expense related to the RRP Plan amounted to $1.5 million, $1.1 million and $1.4 million for 2005, 2004 and 2003, respectively.

      In September 2005, the Board of Directors approved the 2005 Long-Term Performance Plan (the "LTP Plan"). The purpose of the LTP Plan is to advance the interests of the Company and to increase shareholder value by providing key executives of the Company with long term incentives as a reward for performance, as a motivation for future performance and as a retention tool for continued employment. The LTP Plan is a multi-vehicle, multi-year performance plan, with incentive award opportunities defined based upon the Company attaining specific performance measures and targets. For the three year performance period beginning in 2005 these performance metrics include the achievement of revenue, earnings per share growth, return on assets and total shareholder return targets, as well as Strategic Plan initiatives, specified by the Board of Directors. Shares awarded under the LTP Plan will be funded by shares authorized under the Company's existing stock-based compensation plans that were previously approved by shareholders of the Company. For 2005, 42,400 shares were allocated under the LTP Plan and compensation expense amounted to $175 thousand.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(13)  Income Taxes

      Total income taxes were allocated as follows (in thousands):

                                                     2005         2004         2003
                                                   --------     --------     --------
      Income taxes from continuing operations      $ 52,400       26,859       18,646
      Income taxes from discontinued operations          --           --        1,868
      Stockholders' equity                           (9,796)      (6,751)      (2,877)
                                                   ========     ========     ========

      The components of income taxes attributable to income from continuing and discontinued operations are as follows (in thousands):

                                                            2005       2004       2003
                                                          -------    -------    -------
      Continuing Operations:
      Current:
             Federal                                      $39,986     17,760     14,888
             State                                          3,477      1,759        901
                                                          -------    -------    -------
                                                           43,463     19,519     15,789
                                                          -------    -------    -------
      Deferred:
             Federal                                        7,655      6,680      2,447
             State                                          1,282        660        410
                                                          -------    -------    -------
                                                            8,937      7,340      2,857
                                                          -------    -------    -------

             Income taxes from continuing operations       52,400     26,859     18,646

             Income taxes from discontinued operations         --         --      1,868
                                                          -------    -------    -------

                Total income taxes                        $52,400     26,859     20,514
                                                          =======    =======    =======

      The Company's effective tax rate from continuing operations for 2005, 2004 and 2003 was 36.1%, 34.1% and 34.2%, respectively. Income tax expense attributable to income from continuing operations differs from the expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

                                                           2005         2004         2003
                                                         --------     --------     --------
      Expected tax expense from continuing operations    $ 50,841       27,537       19,106
      Increase (decrease) attributable to:
        State income taxes, net of Federal benefit          3,782        1,876          757
        Bank-owned life insurance income                   (1,343)      (1,287)      (1,202)
        Surrender of bank-owned life insurance              1,185           --           --
        Municipal interest                                 (2,520)      (1,677)        (499)
        Nondeductible ESOP expense                            436          416          450
        Amortization of nondeductible intangibles             186          186          186
        Other                                                (167)        (192)        (152)
                                                         --------     --------     --------

            Income taxes from continuing operations      $ 52,400       26,859       18,646
                                                         ========     ========     ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

                                                                2005         2004
                                                              --------     --------
      Deferred tax assets:
         Financial statement allowance for credit losses      $ 27,553       16,527
         SOP 03-3 adjustment (see note 2)                        3,259           --
         Net purchase discount on acquired companies             2,337          157
         Deferred compensation                                   5,183        3,459
         Post-retirement benefit obligation                      3,215        3,081
         Unrealized loss on securities available for sale       12,005        3,390
         Net operating loss carryforwards acquired               6,425       11,466
         Other                                                   2,432          853
                                                              --------     --------

                 Total gross deferred tax assets                62,409       38,933
                 Valuation allowance                                --           --
                                                              --------     --------
                 Net deferred tax assets                        62,409       38,933
                                                              --------     --------
      Deferred tax liabilities:
         Tax return allowance for credit losses, in excess
               of base year amount                              (2,864)      (1,575)
         Excess of tax return depreciation over financial
               statement depreciation                             (419)      (1,237)
         Acquired intangibles                                  (20,789)      (6,154)
         Pension obligation                                     (5,425)      (2,300)
         Other                                                    (892)        (831)
                                                              --------     --------

                     Total gross deferred tax liabilities      (30,389)     (12,097)
                                                              --------     --------

                      Net deferred tax asset                  $ 32,020       26,836
                                                              ========     ========

      A financial institution may carry net operating losses back to the preceding two taxable years and forward to the succeeding twenty taxable years, subject to certain limitations. At December 31, 2005, First Niagara had net operating loss carry forwards of $16.1 million for Federal income tax purposes and $16.0 million for New York State income tax purposes, which will expire in 2023. These losses, subject to an annual limitation, were obtained through the acquisition of Troy Financial Corporation and HRB.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry backs, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2005.

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

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should First Niagara fail to meet certain thrift asset and definitional tests. Subsequent Federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should First Niagara make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2005, First Niagara's Federal pre-1988 reserve, for which no Federal income tax provision has been made, was approximately $42.0 million.

      First Niagara is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. There are no indications of any material adjustments for any examination currently being conducted by these taxing authorities.

(14)  Earnings Per Share

      The following is the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share amounts):

                                                                      2005          2004          2003
                                                                   ---------     ---------     ---------
      Net income available to common stockholders                  $  92,859        51,817        36,106
                                                                   =========     =========     =========

      Basic and diluted weighted average shares outstanding:
           Total shares issued                                       118,773        83,703        71,069
           Unallocated ESOP shares                                    (3,836)       (3,991)       (4,050)
          Unvested restricted stock awards                              (404)         (385)         (433)
           Treasury shares                                            (4,887)         (577)         (475)
                                                                   ---------     ---------     ---------

              Total basic weighted average shares outstanding        109,646        78,750        66,111

          Incremental shares from assumed exercise of
             stock options                                               904         1,103         1,436
          Incremental shares from assumed vesting of
             restricted stock awards                                     108           117           207
                                                                   ---------     ---------     ---------

              Total diluted weighted average shares outstanding      110,658        79,970        67,754
                                                                   =========     =========     =========

      Basic earnings per share                                     $    0.85          0.66          0.55
                                                                   =========     =========     =========

      Diluted earnings per share                                   $    0.84          0.65          0.53
                                                                   =========     =========     =========

      The above diluted weighted average share calculations do not include 329,000, 347,000 and 60,000 of stock option and restricted stock awards for 2005, 2004 and 2003, respectively, that were not dilutive to the earnings per share calculations.

(15)  Benefit Plans

      401(k) Plan

      Employees of the Company that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Company contributes an amount to the plan equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. The Company's contribution to these plans amounted to $2.4 million, $1.6 million and $1.4 million for 2005, 2004 and 2003, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

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

      Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. Compensation expense is recognized in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $1.8 million, $1.9 million and $2.0 million was recognized for 2005, 2004 and 2003, respectively, in connection with the 154,499 shares allocated to participants during each of those respective years. The amount of unallocated and allocated FNFG shares held by the ESOP were 3,740,659 and 916,745, respectively, at December 31, 2005 and 3,895,159 and 822,201,
      respectively, at December 31, 2004. The fair value of unallocated ESOP shares was $54.1 million and $54.3 million at December 31, 2005 and 2004, respectively.

      Pension Plans

      In 2002, the Company froze all benefit accruals and participation in the Pension Plan. Accordingly, subsequent to that date, no employees are permitted to commence participation in the Pension Plan and future salary increases and years of credited service will not be considered when computing an employee's benefits under the Pension Plan. Additionally, all pension plans acquired by the Company in connection with its previous whole-bank acquisitions were frozen prior to or shortly after completion of the transactions.

      On January 14, 2005, in connection with its acquisition of HRB, the Company became the sponsor of HRB's retirement plan, which was frozen on December 31, 2004. This plan had an accumulated benefit obligation of $26.1 million and a fair value of plan assets of $24.2 million at the time of acquisition.

      During 2005 the Company contributed $6.4 million to the Pension Plan. As of December 31, 2005, the Company has met all minimum ERISA funding requirements. As of October 1, 2005 and 2004 the accumulated benefit obligation of one of First Niagara's unfunded pension plans exceeded the fair value of its assets. Accordingly, the Company has recorded within stockholders' equity a $411 thousand additional minimum pension liability less taxes of $165 thousand for 2005 and a $552 thousand additional minimum pension liability less taxes of $221 thousand for 2004. The projected benefit obligation for this plan was $2.0 million at October 1, 2005 and 2004.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Information regarding the Company's pension plans at December 31, 2005 and 2004 are as follows (in thousands):

                                                                   2005         2004
                                                                 --------     --------
      Change in projected benefit obligation:
          Projected benefit obligation at beginning of year      $ 41,901       16,818
          Projected benefit obligation assumed in acquisition      26,084       22,380
          Interest cost                                             3,855        2,115
          Actuarial loss                                            4,300        2,178
          Benefits paid                                            (3,193)      (1,724)
          Settlements                                                  --          (69)
          Plan amendments                                              --          203
                                                                 --------     --------

          Projected benefit obligation at end of year              72,947       41,901
                                                                 --------     --------

      Change in fair value of plan assets:
          Fair value of plan assets at beginning of year           40,328       14,675
          Plan assets acquired                                     24,182       23,067
          Employer contributions                                    6,381        2,945
          Actual gain on plan assets                                4,491        1,434
          Benefits paid                                            (3,193)      (1,724)
          Settlements                                                  --          (69)
                                                                 --------     --------

          Fair value of plan assets at end of year                 72,189       40,328
                                                                 --------     --------

          Projected benefit obligation in excess of plan
             assets at end of year                                   (758)      (1,573)
          Unrecognized actuarial loss                              12,945        8,087
                                                                 --------     --------

      Prepaid pension costs                                      $ 12,187        6,514
                                                                 ========     ========

      Accumulated benefit obligation                             $ 72,947       41,901
                                                                 ========     ========

      Net pension (income) cost is comprised of the following (in thousands):

                                                    2005       2004       2003
                                                  -------    -------    -------

      Interest cost                               $ 3,855      2,115        868
      Expected return on plan assets               (5,448)    (2,934)      (871)
      Amortization of unrecognized loss               381        275        207
      Amortization of unrecognized
          prior service liability                      16         --         --
                                                  -------    -------    -------

             Net periodic pension (income) cost   $(1,196)      (544)       204
                                                  =======    =======    =======

      The principal actuarial assumptions used were as follows:

      Projected benefit obligation                          2005        2004        2003
                                                          -------     -------     -------
      Discount rate                                          5.25%       5.75%       6.00%
      Expected long-term rate of return on plan assets       8.00%       9.00%       9.00%
                                                          =======     =======     =======

      Net periodic pension (income) cost

      Discount rate                                          5.75%       6.00%       6.50%
      Expected long-term rate of return on plan assets       9.00%       9.00%       8.50%
                                                          =======     =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The discount rate used in the measurement of the pension obligation is based on the Moody's Seasoned Aaa and Aa corporate bond rates as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations. Equities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 5% to 6%, respectively. The long-term inflation rate was estimated to be 2.6%. When these overall return expectations are applied to the Pension Plan's target allocation, the expected rate of return is determined to be 8.0%.

      The weighted average asset allocation of the Company's Pension Plan at October 1, 2005 and 2004, the plans measurement date, were as follows (in thousands):

                                                      2005          2004
                                                     ------        ------
      Asset Category:
         Equity mutual funds                             43%           69%
         Bond mutual funds                               49%           31%
         Cash                                             8%           --
                                                     ------        ------

                                                        100%          100%
                                                     ======        ======

      The Company's target allocation for investment in equity mutual funds is 40% - 60% with a mix between large cap core and value, small cap and international companies. The target allocation for bond mutual fund investments is 40% - 60% with a mix between actively managed and intermediate bond funds. This allocation is consistent with the Company's goal of diversifying the Pension Plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 5% from the target.

      Estimated benefit payments under the Company's Pension Plan over the next ten years at December 31, 2005 are as follows (in thousands):

                           2006                    $   3,256
                           2007                        3,229
                           2008                        3,230
                           2009                        3,272
                           2010                        3,271
                        2011-2015                     18,489
                                                   =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Other Post-retirement Benefits

      The Company has modified the Post-retirement Plan so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. A reconciliation of the benefit obligation and accrued benefit cost of the Post-retirement Plan at December 31, 2005 and 2004 are as follows (in thousands):

                                                                     2005        2004
                                                                   -------     -------
      Change in accumulated post-retirement benefit obligation:
         Accumulated post-retirement benefit
            obligation at beginning of year                        $ 8,615       4,987
         Post-retirement  benefit obligation assumed in
            acquisitions                                               304       3,576
         Interest cost                                                 501         434
         Actuarial loss                                                665           5
         Benefits paid                                                (507)       (387)
                                                                   -------     -------
      Accumulated post-retirement benefit obligation
         at end of year                                              9,578       8,615

      Fair value of plan assets at end of year                          --          --
                                                                   -------     -------

      Post-retirement benefit obligation in excess
            of plan assets at end of year                           (9,578)     (8,615)
      Unrecognized actuarial loss                                    2,146       1,583
      Unrecognized prior service cost                                 (626)       (691)
                                                                   -------     -------
      Accrued post-retirement benefit
         cost at end of year                                       $(8,058)     (7,723)
                                                                   =======     =======

      Accumulated post-retirement benefit obligation               $ 9,578       8,615
                                                                   =======     =======

      The components of net periodic post-retirement benefit cost are as follows (in thousands):

                                                          2005      2004      2003
                                                         -----     -----     -----
      Interest cost                                      $ 501       434       277
      Amortization of unrecognized loss                    100        90        53
      Amortization of unrecognized prior service cost      (64)      (64)      (64)
                                                         -----     -----     -----

          Total periodic cost                            $ 537       460       266
                                                         =====     =====     =====

      The principal actuarial assumptions used were as follows:

      Accumulated post-retirement benefit obligation      2005        2004        2003
                                                        -------     -------     -------
      Discount rate                                        5.25%       5.75%       6.00%
      Assumed rate of future compensation increase         4.00%       4.00%       4.00%
                                                        =======     =======     =======

      Total periodic cost

      Discount rate                                        5.75%       6.00%       6.50%
      Assumed rate of future compensation increase         4.00%       4.00%       4.00%
                                                        =======     =======     =======

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      The Company uses an October 1st measurement date for the Post-retirement Plan. The discount rate used in the measurement of the post-retirement obligation is based on the Moody's Seasoned Aaa and Aa corporate bond rates as of the measurement date. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.0% for 2006, and gradually decreased to 5.0% by 2009 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2005 would have increased by 13% and total periodic cost would have increased by 10%. If the rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2005 would have decreased by 11% and the total periodic cost would have decreased by 8%. The Company does not anticipate making any contributions to the Post-retirement Plan in 2006.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") introduced prescription drug benefits under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted, the Company has elected to defer recognizing the effects of the Medicare Act from the calculation of its accumulated post-retirement benefit obligation and cost. In January 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. The Medicare Act's effect on the Company's post-retirement benefit obligation and cost is not expected to be significant to the Company's consolidated statement of condition or results of operations.

      Estimated benefit payments under the Post-retirement Plan over the next ten years at December 31, 2005 is as follows (in thousands):

                          2006                    $   631,582
                          2007                        637,380
                          2008                        633,537
                          2009                        628,307
                          2010                        620,290
                       2011-2015                    3,200,024

      Other Plans

      The Company also sponsors various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Awards under these plans amounted to $5.9 million, $4.5 million and $3.7 million for 2005, 2004 and 2003, respectively. The Company also maintains various unfunded supplemental benefit plans for certain former and present executive officers. The accrued benefit liability under these plans was $1.6 million and $1.1 million at December 31, 2005 and 2004, respectively.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(16)  Fair Value of Financial Instruments

      The carrying value and estimated fair value of the Company's financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

                                                   Carrying   Estimated fair
                                                     value         value
                                                  ----------  --------------
      December 31, 2005:
          Financial assets:
             Cash and cash equivalents            $  140,128    $  140,128
             Securities available for sale         1,604,888     1,604,888
             Loans and leases, net                 5,216,299     5,245,380
             FHLB stock                               47,269        47,269
          Financial liabilities:
             Deposits                             $5,479,412    $5,460,811
             Borrowings                            1,096,427     1,094,909

      December 31, 2004:
          Financial assets:
             Cash and cash equivalents            $   67,642    $   67,642
             Securities available for sale         1,170,129     1,170,129
             Loans and leases, net                 3,215,255     3,262,380
             FHLB stock                               28,485        28,485
          Financial liabilities:
             Deposits                             $3,337,682    $3,331,553
             Borrowings                              750,686       769,257

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

                  Years Ended December 31, 2005, 2004 and 2003

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

(17)  Segment Information

      The Company has two business segments, banking and financial services. The financial services segment includes the Company's insurance, investment advisory, trust and employee benefits administration and consulting businesses. The banking segment includes the results of First Niagara excluding financial services. The results of operations from NOVA Healthcare Administrators, Inc., the third-party benefit plan administrator subsidiary sold in February 2003, are included as discontinued operations in the financial services segment. Transactions between the banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Information for the Company's segments for the years ended December 31, 2005, 2004 and 2003 is presented in the following table (in thousands):

                                                                Financial                  Consolidated
                                                   Banking      services    Eliminations      total
                                                  --------      --------    ------------   ------------
        2005
        Net interest income                       $250,104            46            --        250,150
        Provision for credit losses                  7,348            --            --          7,348
                                                  --------      --------      --------       --------
             Net interest income after provision
               for credit losses                   242,756            46            --        242,802
        Noninterest income                          52,387        38,372           (96)        90,663
        Amortization of core deposit and
          other intangibles                          9,000         3,083            --         12,083
        Other noninterest expense                  145,414        30,805           (96)       176,123
                                                  --------      --------      --------       --------
            Income before income taxes             140,729         4,530            --        145,259
        Income tax expense                          50,588         1,812            --         52,400
                                                  --------      --------      --------       --------

             Net income                           $ 90,141         2,718            --         92,859
                                                  ========      ========      ========       ========

        2004
        Net interest income                       $156,071            31            --        156,102
        Provision for credit losses                  8,442            --            --          8,442
                                                  --------      --------      --------       --------
             Net interest income after provision
               for credit losses                   147,629            31            --        147,660
        Noninterest income                          29,705        22,227           (66)        51,866
        Amortization of core deposit and
          other intangibles                          3,435         1,170            --          4,605
        Other noninterest expense                   98,961        17,350           (66)       116,245
                                                  --------      --------      --------       --------
            Income before income taxes              74,938         3,738            --         78,676
        Income tax expense                          25,364         1,495            --         26,859
                                                  --------      --------      --------       --------

             Net income                           $ 49,574         2,243            --         51,817
                                                  ========      ========      ========       ========

        2003
        Net interest income                       $107,354            61            --        107,415
        Provision for credit losses                  7,929            --            --          7,929
                                                  --------      --------      --------       --------
             Net interest income after
               provision for credit losses          99,425            61            --         99,486
        Noninterest income                          25,070        18,346           (37)        43,379
        Amortization of core deposit and
          other intangibles                            439           945            --          1,384
        Other noninterest expense                   72,420        14,510           (37)        86,893
                                                  --------      --------      --------       --------
             Income from continuing operations
               before income taxes                  51,636         2,952            --         54,588
        Income taxes from continuing operations     17,465         1,181            --         18,646
                                                  --------      --------      --------       --------
             Income from continuing operations      34,171         1,771            --         35,942
        Income from discontinued operations             --           164            --            164
                                                  --------      --------      --------       --------

             Net income                           $ 34,171         1,935            --         36,106
                                                  ========      ========      ========       ========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

(18)  Condensed Parent Company Only Financial Statements

      The following condensed statements of condition of FNFG as of December 31, 2005 and 2004 and the related condensed statements of income and cash flows for 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements and related notes (in thousands):

                                                                        2005          2004
                                                                     ----------    ----------
      Condensed Statements of Condition
             Assets:
                   Cash and cash equivalents                         $   46,722         4,230
                   Investment securities available for sale               1,205         2,565
                   Loan receivable from ESOP                             30,810        31,410
                   Investment in subsidiary                           1,282,603       883,249
                   Other assets                                          16,108         7,275
                                                                     ----------    ----------

                         Total assets                                $1,377,448       928,729
                                                                     ==========    ==========

             Liabilities and Stockholders' Equity:
                 Accounts payable and other liabilities              $    3,025           567
                 Stockholders' equity                                 1,374,423       928,162
                                                                     ----------    ----------

                     Total liabilities and stockholders' equity      $1,377,448       928,729
                                                                     ==========    ==========

                                                                     2005          2004          2003
                                                                  ---------     ---------     ---------
      Condensed Statements of Income
          Interest income                                         $   1,702         1,815         2,958
          Dividends received from subsidiary                        215,000        38,600        32,500
                                                                  ---------     ---------     ---------
               Total interest income                                216,702        40,415        35,458
          Interest expense                                              109            --            --
                                                                  ---------     ---------     ---------
               Net interest income                                  216,593        40,415        35,458
          Net realized losses on securities available for sale           --            --           (79)
          Noninterest income                                          1,905            --            --
          Noninterest expense                                         5,569         3,575         2,770
                                                                  ---------     ---------     ---------
                Income before income taxes and undistributed
                     income of subsidiary                           212,929        36,840        32,609
          Income tax benefit                                         (1,073)         (808)         (101)
                                                                  ---------     ---------     ---------
                Income before undistributed income
                     of subsidiary                                  214,002        37,648        32,710
          Undistributed income of subsidiary                       (121,143)       14,169         3,396
                                                                  ---------     ---------     ---------

                              Net income                          $  92,859        51,817        36,106
                                                                  =========     =========     =========

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

      Condensed Statements of Cash Flows                                  2005          2004          2003
                                                                       ---------     ---------     ---------
      Cash flows from operating activities:
            Net income                                                 $  92,859        51,817        36,106
            Adjustments to reconcile net income to
                  net cash provided by operating activities:
                      Undistributed income of subsidiary                 121,143       (14,169)       (3,396)
                      Net realized losses on securities
                            available for sale                                --            --            79
                   Stock based compensation expense                        1,565         1,099         1,501
                      Deferred income tax expense (benefit)                   95          (207)         (130)
                      (Increase) decrease in other assets                  3,956           267        (4,201)
                      Increase (decrease) in other liabilities               392          (760)       (1,169)
                                                                       ---------     ---------     ---------
                              Net cash provided by operating
                                   activities                            220,010        38,047     38,28,790
                                                                       ---------     ---------     ---------

      Cash flows from investing activities:
            Proceeds from sales of securities available for
            sale                                                           1,400           206         3,543
            Purchases of securities available for sale                        --        (1,000)           --
            Acquisitions, net of cash and cash equivalents               (50,852)     (146,538)      (28,128)
            Repayment of ESOP loan receivable                                600           570           681
                                                                       ---------     ---------     ---------
                              Net cash used in investing activities      (48,852)     (146,762)      (23,904)
                                                                       ---------     ---------     ---------

      Cash flows from financing activities:
           Purchase of treasury stock                                    (87,964)      (34,961)       (1,604)
           Proceeds from exercise of stock options                         1,658         4,049           459
           Dividends paid on common stock                                (42,360)      (23,920)      (14,642)
           Net proceeds from Conversion and Offering                          --            --       195,454
           Purchase of common stock by ESOP                                   --            --       (20,500)
                                                                       ---------     ---------     ---------

                             Net cash provided by (used in)
                                  financing activities                  (128,666)      (54,832)      159,167
                                                                       ---------     ---------     ---------
                             Net increase (decrease) in cash and
                                  cash equivalents                        42,492      (163,547)      164,053
           Cash and cash equivalents at beginning
                 of year                                                   4,230       167,777         3,724
                                                                       ---------     ---------     ---------

           Cash and cash equivalents at end of year                    $  46,722         4,230       167,777
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

--------------------------------------------------------------------------------

      Evaluation of Disclosure Controls and Procedures - With the participation of management, the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------------------------------------------------------------

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      Information regarding directors and executive officers of FNFG in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      Information regarding executive compensation in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      Information regarding certain relationships and related transactions in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
--------------------------------------------------------------------------------

      Information regarding the fees paid to and services provided by KPMG LLP, the Company's independent registered public accounting firm in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------

      (a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

--------------------------------------------------------------------------------

(b)   Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

      Exhibit Index to Form 10-K

      Exhibit 3.3           Certificate of Incorporation (1)

      Exhibit 3.4           Amended and Restated Bylaws (2)

      Exhibit 10.1 Form of Employment Agreement with the Named Executive Officers (3)

      Exhibit 10.2          First Niagara Bank Deferred Compensation Plan (4)

      Exhibit 10.3          First Niagara Financial Group, Inc. 1999 Stock
                            Option Plan

      Exhibit 10.4 First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(5)

      Exhibit 10.5 First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan

      Exhibit 10.6 First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (6)

      Exhibit 10.7 Residential Mortgage Program Agreement with Homestead Funding Corp. (7)

      Exhibit 10.8 First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(8)

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

      Exhibit 23            Consent of Independent Registered Public Accounting
                            Firm

      Exhibit 31.1          Certification of Chief Executive Officer Pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2          Certification of Chief Financial Officer Pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.
(3) Incorporated by reference to the Company's Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.
(5) Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004.
(7) Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.
(9) Incorporated by reference to the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST NIAGARA FINANCIAL GROUP, INC.


Date: March 14, 2006                   By: /s/ Paul J. Kolkmeyer
                                           -------------------------------------
                                           Paul J. Kolkmeyer
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                        Title                       Date
         ----------                        -----                       ----


/s/ Paul J. Kolkmeyer          President and Chief Executive      March 14, 2006
----------------------------   Officer
Paul J. Kolkmeyer


/s/ John R. Koelmel            Executive Vice President,          March 14, 2006
----------------------------   Chief Financial Officer
John R. Koelmel


/s/ Gordon P. Assad            Director                           March 14, 2006
----------------------------
Gordon P. Assad


/s/ John J. Bisgrove, Jr.      Director                           March 14, 2006
----------------------------
John J. Bisgrove, Jr.


/s/ G. Thomas Bowers           Director                           March 14, 2006
----------------------------
G. Thomas Bowers


/s/ James W. Currie            Director                           March 14, 2006
----------------------------
James W. Currie


/s/ Daniel J. Hogarty, Jr.     Vice Chairman                      March 14, 2006
----------------------------
Daniel J. Hogarty, Jr.


/s/ William H. Jones           Vice Chairman                      March 14, 2006
----------------------------
William H. Jones


/s/ Daniel W. Judge            Director                           March 14, 2006
----------------------------
Daniel W. Judge


/s/ Richard P. Koskey          Director                           March 14, 2006
----------------------------
Richard P. Koskey


/s/ B. Thomas Mancuso          Director                           March 14, 2006
----------------------------
B. Thomas Mancuso


/s/ James Miklinski            Director                           March 14, 2006
----------------------------
James Miklinski


/s/ Sharon D. Randaccio        Director                           March 14, 2006
----------------------------
Sharon D. Randaccio


/s/ Robert G. Weber            Chairman                           March 14, 2006
----------------------------
Robert G. Weber


/s/ Louise Woerner             Director                           March 14, 2006
----------------------------
Louise Woerner


/s/ David M. Zebro             Director                           March 14, 2006
----------------------------
David M. Zebro