Form 10-Q
period 2006-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2006-05-09
CIK 1051741

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

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|   Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

The Registrant had 111,136,312 shares of Common Stock, $0.01 par value, outstanding as of May 8, 2006.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2006
                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------

                         PART I - FINANCIAL INFORMATION

1. Financial Statements

   Condensed Consolidated Statements of Condition as of
     March 31, 2006 and December 31, 2005 (unaudited)......................... 3

   Condensed Consolidated Statements of Income for the
     three months ended March 31, 2006 and 2005 (unaudited)................... 4

   Condensed Consolidated Statements of Comprehensive Income for the
     three months ended March 31, 2006 and 2005 (unaudited)................... 5

   Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 2006 and 2005 (unaudited)........... 6

   Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2006 and 2005 (unaudited)................... 7

   Notes to Condensed Consolidated Financial Statements (unaudited)........... 8

2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................13

3. Quantitative and Qualitative Disclosures about Market Risk.................23

4. Controls and Procedures....................................................23

                           PART II - OTHER INFORMATION

1. Legal Proceedings..........................................................24

1A. Risk Factors..............................................................24

2. Unregistered Sales of Equity Securities and Use of Proceeds................24

3. Defaults Upon Senior Securities............................................24

4. Submission of Matters to a Vote of Security Holders........................24

5. Other Information..........................................................24

6. Exhibits...................................................................24

Signatures....................................................................25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                           March 31,          December 31,
                                                                             2006                2005
                                                                          -----------         -----------
                                                                             (In thousands, except share
                                Assets                                          and per share amounts)
Cash and cash equivalents ........................................        $   150,305         $   140,128
Securities available for sale ....................................          1,489,402           1,604,888
Loans and leases, net ............................................          5,333,882           5,216,299
Premises and equipment, net ......................................             94,341              92,118
Bank-owned life insurance ........................................             77,414              76,667
Goodwill .........................................................            698,636             698,636
Core deposit and other intangibles ...............................             59,102              62,071
Other assets .....................................................            176,875             174,025
                                                                          -----------         -----------
     Total assets ................................................        $ 8,079,957         $ 8,064,832
                                                                          ===========         ===========
                  Liabilities and Stockholders' Equity
Liabilities:
  Deposits .......................................................        $ 5,526,345         $ 5,479,412
  Borrowings .....................................................          1,082,410           1,096,427
  Other liabilities ..............................................            103,817             114,570
                                                                          -----------         -----------
     Total liabilities ...........................................          6,712,572           6,690,409
                                                                          -----------         -----------
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized;
   none issued ...................................................                 --                  --
  Common stock, $0.01 par value, 250,000,000 shares authorized;
   120,044,736 shares issued in 2006 and 120,046,007 shares issued
   in 2005 .......................................................              1,200               1,200
  Additional paid-in capital .....................................          1,235,079           1,237,592
  Retained earnings ..............................................            294,679             285,202
  Accumulated other comprehensive loss ...........................            (22,809)            (18,330)
  Common stock held by ESOP, 3,702,033 shares in 2006 and
   3,740,659 shares in 2005 ......................................            (27,870)            (28,150)
  Unearned compensation - restricted stock awards,
   368,599 shares in 2005 ........................................                 --              (3,908)
  Treasury stock, at cost, 8,275,705 shares in 2006
   and 7,280,704 shares in 2005 ..................................           (112,894)            (99,183)
                                                                          -----------         -----------
     Total stockholders' equity ..................................          1,367,385           1,374,423
                                                                          -----------         -----------
     Total liabilities and stockholders' equity ..................        $ 8,079,957         $ 8,064,832
                                                                          ===========         ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                              2006                2005
                                                                          -----------         -----------
                                                                      (In thousands, except per share amounts)
Interest income:
   Loans and leases ..............................................        $    85,381         $    72,223
   Securities available for sale and other investments ...........             15,249              14,292
                                                                          -----------         -----------
      Total interest income ......................................            100,630              86,515
Interest expense:
   Deposits ......................................................             27,473              15,765
   Borrowings ....................................................             10,604              10,520
                                                                          -----------         -----------
      Total interest expense .....................................             38,077              26,285
                                                                          -----------         -----------
      Net interest income ........................................             62,553              60,230
Provision for credit losses ......................................              2,300               2,301
                                                                          -----------         -----------
      Net interest income after provision for credit losses ......             60,253              57,929
Noninterest income:
   Banking services ..............................................              9,051               7,989
   Risk management services ......................................             10,820               5,605
   Employee benefits administration ..............................                895                  --
   Wealth management services ....................................              2,273               1,705
   Lending and leasing ...........................................              1,747               1,576
   Other .........................................................              1,125               1,536
                                                                          -----------         -----------
      Total noninterest income ...................................             25,911              18,411
                                                                          -----------         -----------
Noninterest expense:
   Salaries and employee benefits ................................             29,602              22,209
   Occupancy and equipment .......................................              5,673               4,477
   Technology and communications .................................              4,994               4,064
   Marketing and advertising .....................................              1,787               1,711
   Professional services .........................................                863               2,544
   Amortization of  core deposit and other intangibles ...........              3,080               2,508
   Other .........................................................              5,910               6,340
                                                                          -----------         -----------
      Total noninterest expense ..................................             51,909              43,853
                                                                          -----------         -----------
      Income before income taxes .................................             34,255              32,487
Income taxes .....................................................             11,647              11,392
                                                                          -----------         -----------
      Net income .................................................        $    22,608         $    21,095
                                                                          ===========         ===========
Earnings per common share:
      Basic ......................................................        $      0.21         $      0.19
      Diluted ....................................................        $      0.21         $      0.19
Weighted average common shares outstanding:
      Basic ......................................................            108,042             108,200
      Diluted ....................................................            109,026             109,246

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2006            2005
                                                        --------       --------
                                                            (In thousands)

Net income ..........................................   $ 22,608       $ 21,095

Other comprehensive loss, net of income taxes:
   Securities available for sale:
      Net unrealized losses arising during the period     (4,479)       (10,141)

   Minimum pension liability adjustment .............         --            121
                                                        --------       --------
        Total other comprehensive loss ..............     (4,479)       (10,020)
                                                        --------       --------
           Total comprehensive income ...............   $ 18,129       $ 11,075
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                     Accumulated
                                                   Additional                           other
                                    Common          paid-in          Retained       comprehensive
                                    stock           capital          earnings            loss
                                  ----------       ----------        --------       -------------
                                            (In thousands, except per share amounts)
Balances at January 1, 2006       $    1,200       1,237,592          285,202          (18,330)
Net income .................              --              --           22,608               --
Total other comprehensive
 loss, net .................              --              --               --           (4,479)
Adoption of SFAS No. 123(R)               --          (3,908)              --               --
Purchase of treasury stock .              --              --               --               --
Exercise of stock options ..              --             408           (1,180)              --
ESOP shares committed to be
 released ..................              --             269               --               --
Restricted stock awards, net              --             342               --               --
Stock option expense .......              --             376               --               --
Common stock dividend of
 $0.11 per share ...........              --              --          (11,951)              --
                                  ----------       ---------          -------          -------
Balances at March 31, 2006 .      $    1,200       1,235,079          294,679          (22,809)
                                  ==========       =========          =======          =======

Balances at January 1, 2005       $      843         751,175          238,048           (5,437)
Net income .................              --              --           21,095               --
Total other comprehensive
 loss, net .................              --              --               --          (10,020)
Common stock issued for the
 acquisition of Hudson River
 Bancorp ...................             357         484,093               --               --
Purchase of treasury stock .              --              --               --               --
Exercise of stock options ..              --             440           (2,284)              --
ESOP shares committed to be
 released ..................              --             238               --               --
Restricted stock awards, net              --              18              (13)              --
Common stock dividend of
 $0.09 per share ...........              --              --          (10,263)              --
                                  ----------       ---------          -------          -------
Balances at March 31, 2005 .      $    1,200       1,235,964          246,583          (15,457)
                                  ==========       =========          =======          =======

                                      Common          Unearned
                                      stock        compensation -
                                     held by         restricted       Treasury
                                       ESOP         stock awards       stock           Total
                                     -------       --------------     --------       ---------
                                            (In thousands, except per share amounts)
Balances at January 1, 2006          (28,150)         (3,908)         (99,183)       1,374,423
Net income .................              --              --               --           22,608
Total other comprehensive
 loss, net .................              --              --               --           (4,479)
Adoption of SFAS No. 123(R)               --           3,908               --               --
Purchase of treasury stock .              --              --          (15,515)         (15,515)
Exercise of stock options ..              --              --            1,878            1,106
ESOP shares committed to be
 released ..................             280              --               --              549
Restricted stock awards, net              --              --              (74)             268
Stock option expense .......              --              --               --              376
Common stock dividend of
 $0.11 per share ...........              --              --               --          (11,951)
                                     -------          ------         --------        ---------
Balances at March 31, 2006 .         (27,870)             --         (112,894)       1,367,385
                                     =======          ======         ========        =========

Balances at January 1, 2005          (29,275)         (3,173)         (24,019)         928,162
Net income .................              --              --               --           21,095
Total other comprehensive
 loss, net .................              --              --               --          (10,020)
Common stock issued for the
 acquisition of Hudson River
 Bancorp ...................              --              --               --          484,450
Purchase of treasury stock .              --              --          (24,531)         (24,531)
Exercise of stock options ..              --              --            2,827              983
ESOP shares committed to be
 released ..................             281              --               --              519
Restricted stock awards, net              --            (567)             880              318
Common stock dividend of
 $0.09 per share ...........              --              --               --          (10,263)
                                     -------          ------         --------        ---------
Balances at March 31, 2005 .         (28,994)         (3,740)         (44,843)       1,390,713
                                     =======          ======         ========        =========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Three months ended March 31,
                                                                     -----------------------------
                                                                         2006              2005
                                                                     -----------       -----------
                                                                             (In thousands)
Cash flows from operating activities:
   Net income .................................................      $    22,608       $    21,095
   Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of fees and discounts, net ..............              845             1,015
         Provision for credit losses ..........................            2,300             2,301
         Depreciation of premises and equipment ...............            3,010             2,577
         Amortization of core deposit and other intangibles ...            3,080             2,508
         ESOP and stock based compensation expense, net .......            1,281               837
         Deferred income tax expense ..........................            1,425             4,104
         Net decrease in other assets .........................           (1,905)             (463)
         Net increase (decrease) in other liabilities .........          (10,932)           17,716
                                                                     -----------       -----------
            Net cash provided by operating activities .........           21,712            51,690
                                                                     -----------       -----------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale ..           73,287            85,698
   Principal payments received on securities available for sale           54,575            43,765
   Purchases of securities available for sale .................          (20,503)         (125,798)
   Net increase in loans ......................................         (118,655)          (48,860)
   Acquisitions, net of cash and cash equivalents .............               --           (98,534)
   Other, net .................................................           (8,013)           (9,404)
                                                                     -----------       -----------
            Net cash used in investing activities .............          (19,309)         (153,133)
                                                                     -----------       -----------

Cash flows from financing activities:
      Net increase in deposits ................................           46,933            59,095
      Repayments of short-term borrowings, net ................          (93,249)          (25,398)
      Proceeds from long-term borrowings ......................           84,125           145,000
      Repayments of long-term borrowings ......................           (3,661)           (4,483)
      Proceeds from exercise of stock options .................              697               543
      Excess tax benefit from stock based compensation ........              395               457
      Purchase of treasury stock ..............................          (15,515)          (23,304)
      Dividends paid on common stock ..........................          (11,951)          (10,263)
                                                                     -----------       -----------
            Net cash provided by financing activities .........            7,774           141,647
                                                                     -----------       -----------

Net increase in cash and cash equivalents .....................           10,177            40,204
Cash and cash equivalents at beginning of period ..............          140,128            67,642
                                                                     -----------       -----------
Cash and cash equivalents at end of period ....................      $   150,305       $   107,846
                                                                     ===========       ===========

   Cash paid during the period for:
      Income taxes ............................................      $     7,030       $     2,388
      Interest expense ........................................           37,786            23,448
   Acquisition of noncash assets and liabilities::
      Assets acquired .........................................      $        --       $ 2,759,553
      Liabilities assumed .....................................               --         2,166,093

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared using U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for a full year presentation. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2006 do not necessarily reflect the results that may be expected for the year ending December 31, 2006. Certain reclassification adjustments were made to the 2005 financial statements to conform them to the 2006 presentation. FNFG and First Niagara are referred to collectively as "the Company," "we" or "our."

(1)   Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires us to record compensation costs related to stock-based awards.

Prior to this year, we accounted for stock options following the requirements of APB No. 25 which did not require us to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of our stock at the grant date. For restricted stock awards, the fair market value of the award, measured at the grant date, was recorded to compensation expense on a straight-line basis over the vesting period. In addition, compensation expense was recorded for other share-based awards if they were determined to be variable in nature as defined in APB No. 25.

We applied the modified prospective approach in adopting SFAS No. 123(R) which allows these new rules to be applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, any unvested equity awards granted prior to that date are expensed as service is preformed based on the grant-date fair value calculated in accordance with SFAS No. 123. For restricted stock awards, we are recording compensation expense equal to the fair value of our stock on the grant date over the vesting period.

Our results for the three month period ended March 31, 2006 include share-based compensation expense totaling $731 thousand. This amount has been recorded in the Condensed Consolidated Statement of Income within salaries and employee benefits expense. Shares issued in connection with an exercise of stock options or grants of restricted stock were released from treasury stock.

The following table shows the effect on net income and earnings per share as if we had adopted the fair value provisions of SFAS No. 123 for all outstanding and unvested awards in the comparable prior year period (in thousands, except per share amounts):

                                                               Three months
                                                                   ended
                                                               March 31, 2005
                                                               --------------

      Net income as reported                                      $ 21,095
          Add: Stock-based compensation expense
               included in net income, net of
               related income tax effects                              191
          Deduct: Stock-based compensation expense
               determined under the fair-value based
               method, net of related income tax effects              (479)
                                                                  --------

          Pro forma net income                                    $ 20,807
                                                                  ========

      Basic and diluted earnings per common share:
          As reported                                             $   0.19
          Pro forma                                               $   0.19

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Stock Option Plans. We have two stock-based compensation plans under which options may be granted to directors and key employees. The 1999 Stock Option Plan authorizes grants of stock options to purchase up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes the issuance of up to 8,020,454 shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. As of March 31, 2006, only stock options have been granted under this plan. Under both plans, stock options are granted with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. At March 31, 2006, there were a total of 5,257,206 shares available for grant under both plans.

No options were granted during the first three months of 2006. The per share weighted-average fair value of stock options granted for the first three months of 2005 was $3.91 on the date of grant using the Black Scholes option-pricing model. That value was based upon the grant date share price of our stock of $13.29. Our forfeitures are expected to be 10% of unvested options. The following weighted-average assumptions were utilized to compute the fair value of options granted for the first three months of 2005: dividend yield of 2.42%; risk-free interest rate of 3.96%; expected volatility factor of 31.38%; and expected life of 6.5 years.

The following is a summary of stock option activity during the three month period ended March 31, 2006:

                                                            Weighted
                                           Number of        average
                                            shares       exercise price
                                          ----------     --------------

      Outstanding at January 1, 2006       4,408,823       $     9.89

         Granted                                  --               --
         Exercised                          (145,012)            5.50
         Forfeited                           (33,725)           13.17
                                          ----------

      Outstanding at March 31, 2006        4,230,086       $    10.01
                                          ==========

The following is a summary of stock options outstanding at March 31, 2006:

                                                  Weighted          Weighted                           Weighted
                                                   average          average                             average
                                  Options         exercise         remaining          Options          exercise
   Exercise price               outstanding         price         life (years)      exercisable          price
----------------------          ------------      --------        ------------      ------------       --------
$3.49 - $4.16                      1,158,880       $  3.86            3.64             1,158,880       $  3.86
$4.87 - $12.87                     1,183,556         10.65            6.95               889,606          9.94
$12.91 - $13.28                    1,501,190         13.02            8.63               565,289         13.10
$13.52 - $16.21                      386,460         14.80            8.04               217,707         14.84
                                ------------                                        ------------

                     Total         4,230,086         10.01            6.74             2,831,482          8.46
                                ============                                        ============

                                                                                        Weighted
                                                                                         average
                                                                 Aggregate              remaining
                                                                 intrinsic             contractual
                                           Total shares          value (1)                term
                                           ------------        ------------            -----------
     Options outstanding                     4,230,086         $ 19,757,000            6.74 years
     Options currently exercisable           2,831,482           17,621,000            5.79 years

(1) Intrinsic value is defined as the difference between the fair market value of our stock at March 31, 2006 and the weighted average exercise price of the stock award.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The total intrinsic value of stock options exercised during the three month period ended March 31, 2006 was $1.3 million. As of March 31, 2006, there was $4.9 million of unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted average period of 1.83 years.

On December 28, 2005, our Board of Directors approved the vesting acceleration for all stock options that would have vested by December 31, 2006. Because of this acceleration, options to purchase 779,897 shares of our common stock, or 35% of all unvested options outstanding, became exercisable immediately. All of the accelerated options except for 60,016 of them had an exercise price below our stock price on that date. All other conditions of these options, including the portion of the options that will vest after 2006, did not change.

Restricted Stock Plan. Our 1999 Reward and Recognition Plan (the "RRP Plan") authorizes the issuance of up to 1,438,949 shares of restricted stock to directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. As discussed above, restricted stock may be granted under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan.

The following is a summary of restricted stock activity during the three month period ended March 31, 2006:

                                                             Weighted
                                          Number of       average grant
                                            shares       date fair value
                                          ---------      ---------------

      Unvested at January 1, 2006          368,599          $  12.89

         Awarded                                --                --
         Vested                            (22,288)            14.02
         Forfeited                              --                --
                                          --------

      Unvested at March 31, 2006           346,311          $  12.82
                                          ========

The total intrinsic value of awards released during the three month period ended March 31, 2006 was $335 thousand. As of March 31, 2006, there was $3.6 million of unrecognized compensation cost related to nonvested awards granted under the RRP Plan. That cost is expected to be recognized over a weighted average period of 1.72 years.

Long-Term Performance Plan. We also have a Long-Term Performance Plan (the "LTIP Plan") which provides our key executives with long term incentives as a reward for performance, as a motivation for future performance and as a retention tool for continued employment. The LTIP Plan is a multi-year performance plan, with cash and share-based incentive award opportunities if specific performance targets are met. For the three year performance period beginning in 2005 these performance metrics include the achievement of total revenue, earnings per share growth, return on assets and total shareholder return targets, as well as certain Strategic Plan initiatives specified by the Board of Directors. We will use shares previously approved and authorized under our existing stock-based compensation plans to fund the LTIP Plan. During 2005, we allocated 42,400 shares for potential future rewards.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(2)   Earnings Per Share

The computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                                Three months ended
                                                                    March 31,
                                                            -------------------------
                                                               2006            2005
                                                            ---------       ---------
      Net income available to common shareholders           $  22,608       $  21,095
                                                            =========       =========

        Weighted average common shares outstanding:
           Total shares issued                                120,045         114,882
           Unallocated ESOP shares                             (3,740)         (3,895)
           Unvested restricted stock awards                      (350)           (395)
           Treasury shares                                     (7,913)         (2,392)
                                                            ---------       ---------

             Total basic weighted average common
               shares outstanding                             108,042         108,200

           Incremental shares from assumed exercise of
             stock options                                        895             950
           Incremental shares from assumed vesting of
             restricted stock awards                               89              96
                                                            ---------       ---------

             Total diluted weighted average common
               shares outstanding                             109,026         109,246
                                                            =========       =========

      Basic and diluted earnings per common share           $    0.21       $    0.19
                                                            =========       =========

The above diluted weighted average common share calculations do not include 1.6 million and 337 thousand of stock option and restricted stock awards for the three months ended March 31, 2006 and 2005, respectively, as they are not dilutive to the earnings per share calculations.

(3)   Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the condensed consolidated statements of income, is comprised of the following (in thousands):

                                                               Pension plans        Other postretirement plans
                                                          ---------------------     --------------------------
                                                           Three months ended          Three months ended
                                                                March 31,                   March 31,
                                                          ---------------------       ---------------------
                                                            2006          2005          2006          2005
                                                          -------       -------       -------       -------
Interest cost                                             $   910       $   964       $   122       $   125
Expected return on plan assets                             (1,411)       (1,362)           --            --
Amortization of unrecognized loss                             144            95           (16)           25
Amortization of unrecognized prior service liability           --             4            40           (16)
                                                          -------       -------       -------       -------

     Net pension and postretirement cost (benefit)        $  (357)      $  (299)      $   146       $   134
                                                          =======       =======       =======       =======

All benefit accruals and participation in our pension plan are frozen. Therefore, none of our employees have been permitted to begin participating in the plan since February 1, 2002 and future salary increases and years of service subsequent to that date will not be considered when computing benefits under the plan. Additionally, we modified our post-retirement plan so only employees who met the retirement eligibility requirements by December 31, 2001 are allowed to participate.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(4)   Segment Information

We have two business segments, banking and financial services. The financial services segment includes our risk (insurance), employee benefits administration and wealth management operations. The banking segment includes the results of all our other operations. Predominantly all of our assets relate to our banking segment. Selected information for our segments follows (in thousands):

                                                                   Financial                    Consolidated
                                                     Banking       Services     Eliminations        total
                                                    --------       ---------    ------------    ------------
For the three months ended:
March 31, 2006
    Net interest income                             $ 62,516       $     37       $     --        $ 62,553
    Provision for credit losses                        2,300             --             --           2,300
                                                    --------       --------       --------        --------
       Net interest income after provision
         for credit losses                            60,216             37             --          60,253
    Noninterest income                                11,919         14,017            (25)         25,911
    Amortization of core deposit and
       other intangibles                               1,933          1,147             --           3,080
    Other noninterest expense                         38,400         10,454            (25)         48,829
                                                    --------       --------       --------        --------
       Income before income taxes                     31,802          2,453             --          34,255
    Income tax expense                                10,666            981             --          11,647
                                                    --------       --------       --------        --------
       Net income                                   $ 21,136       $  1,472       $     --        $ 22,608
                                                    ========       ========       ========        ========

For the three months ended:
March 31, 2005
    Net interest income                             $ 60,226       $      4       $     --        $ 60,230
    Provision for credit losses                        2,301             --             --           2,301
                                                    --------       --------       --------        --------
       Net interest income after provision
         for credit losses                            57,925              4             --          57,929
    Noninterest income                                11,098          7,337            (24)         18,411
    Amortization of core deposit and
       other intangibles                               2,081            427             --           2,508
    Other noninterest expense                         35,736          5,633            (24)         41,345
                                                    --------       --------       --------        --------
       Income before income taxes                     31,206          1,281             --          32,487
    Income tax expense                                10,880            512             --          11,392
                                                    --------       --------       --------        --------
       Net income                                   $ 20,326       $    769       $     --        $ 21,095
                                                    ========       ========       ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group and its subsidiary operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the annual report on Form 10-K for the year ended December 31, 2005 under Item 1A. "Risk Factors." First Niagara Financial Group does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Who We Are

FNFG is a Delaware corporation and financial holding company with one bank subsidiary, First Niagara, which is a federally chartered savings bank subject to the Office of Thrift Supervision regulation. First Niagara has, among its subsidiaries, a wholly owned insurance agency subsidiary, First Niagara Risk Management, and a wholly owned employee benefits administration and compensation consulting firm, the Burke Group. We are positioned as one of the leading community banks in Upstate New York, providing our customers with consumer and commercial banking and financial services.

Principal Products and Services and Locations of Operations

We provide our customers with a full range of products and services as follows:

    ------------------------------------------------------------------------------------------------
     Customer Focused Area                                     Includes
    ------------------------------------------------------------------------------------------------
       Consumer Banking          Consumer lending and deposit gathering, small business lending, branch banking, electronic banking, residential home
                                 equity/mortgage loan lending and personal insurance
    ------------------------------------------------------------------------------------------------
      Commercial Banking         Real estate and business lending, depository, and related financial services to corporate, industrial, and financial customers
    ------------------------------------------------------------------------------------------------
       Business Services         Middle market business lending and leasing as well as
                                 relationship-based services such as third-party sales of insurance, employee benefits administration, merchant services and corporate cash management
    ------------------------------------------------------------------------------------------------
       Wealth Management         Asset management, financial planning, trust and investment services, and third-party sales of mutual funds and annuities
    ------------------------------------------------------------------------------------------------

Because we actively seek to deepen relationships with our customers, many of our customers use more than one of these products and services. We operate 120 full-service banking offices, 159 ATMs and two loan production offices across Upstate New York.

How We Generate Revenues and Information About Our Industry

Our profitability is primarily dependent on the difference between the interest we pay on deposits and borrowings, and the interest we receive on loans and investment securities. The rate we earn on our assets and the rate we pay on our liabilities is a function of the general level of interest rates as well as competitive considerations. Market rates are highly sensitive to many economic conditions that are beyond our control, such as inflation, recession and unemployment. It is difficult to predict the impact that future changes in these factors might have on our operations.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits and also affect interest rates we earn on interest-earning assets and we pay on interest-bearing liabilities. We cannot fully predict the nature and impact on our operations of any future changes in monetary and fiscal policies.

We have two primary sources of income, net interest income generated by our banking business and noninterest income which comes from our banking and financial services activities. In order to protect our financial results against negative changes in the interest rate environment we have taken actions to diversify our revenue sources by utilizing our customer focused strategy and acquiring other financial services companies.

How Economic Factors Impact Us

Our business is concentrated in Upstate New York. Our financial results are affected by economic conditions in this geographic area. Both population and job growth are limited and the Upstate New York economy continues to be challenging. A protracted decline in economic and business conditions in our market areas could have a material impact on the quality of our loan portfolio or the demand for our products and services. Such circumstances may have a material adverse effect on our net income.

Our Opportunities, Challenges and Risks

We believe that our growth will result from our execution of our customer centric strategy whereby we position ourselves as our customers "Trusted Financial Advisor." Our Strategic Blueprint was initiated in 2004 with that focus.

We also believe that consolidation of community banks will continue to take place and, in that regard, we will continue to evaluate acquisition opportunities. We will also consider acquisition opportunities in other business lines, including, but not limited to, specialty finance, risk and wealth management. In the past, we have successfully integrated acquired companies and de novo branches into our operations. However, there can be no assurance that future activities would not present unforeseen integration issues. In markets we wish to enter or expand our business where acquisition opportunities are limited, we will open de novo offices.

Competition in the banking and financial services industry across Upstate New York is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national) have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are important to understanding the financial results that we report. Our accounting policies are described in Note 1 in the "Notes to Consolidated Financial Statements" presented in our 2005 Form 10-K. Our most complex accounting policies require management's judgment to determine the reported amount of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are applied consistently and that the process for changing those methodologies occurs in a controlled manner. A brief description of our current accounting policies involving significant management valuation judgments follows:

Allowance for Credit Losses

The allowance for credit losses represents our best estimate of expected losses in our loan and lease portfolio. The allowance for credit losses is established through a provision for credit losses based on those estimates. We consider the estimated net realizable value or the fair value of the underlying collateral and the amount of loan impairment as well as several other factors including:
(i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experiences, and (iii) expected loss in the event of default.

While we use available information to recognize losses on loans, future credit loss provisions may be necessary based on numerous factors, including changes in economic conditions. To the best of our knowledge, the allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future. Changes in the financial condition of individual borrowers, general economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses.

The allowance is reduced by net charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible and recoveries are recorded only when cash payments are received.

Goodwill

We assess goodwill each year for impairment in accordance with SFAS No. 142. This assessment generally involves evaluating the estimated earnings from the related assets and liabilities based upon the present value of future cash flows. If the estimated fair value of a business segment to which goodwill has been allocated is less than the financial statement value of that segment, we would take a charge against earnings to reduce the amount of the goodwill. In our 2005 evaluation of the impairment of goodwill, we did not identify any individual segment where the fair value was less than the financial statement value. A more detailed description of our methodology for testing goodwill for impairment and assumptions made can be found within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2005 Form 10-K.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Overview

First quarter 2006 net income was $22.6 million, or 21 cents per diluted share, compared with $21.1 million, or 19 cents per diluted share in the first quarter of 2005. This represents a 7 percent increase in net income and an 11 percent increase in diluted earnings per share from 2005. These results compare to net income of $23.5 million or 21 cents per diluted share for the fourth quarter of 2005.

Given the impact of the flat yield curve, as well as very competitive loan and deposit pricing, the improvement in many of the key performance indicators that we track has yet to translate into the earnings growth we expected. Nonetheless, we are pleased with several key trends we have seen during the quarter including:

      o 9% annualized loan growth including double digit annualized increases in commercial and home equity balances;
      o A 3% annualized increase in deposits compared to year-end balances, even though it was all in higher rate certificate accounts;
      o A 3.68% taxable equivalent net interest rate margin off only 2 basis points from the previous quarter;
      o Very favorable credit trends, with net charge-offs at only 17 basis points of total loans; and
      o Noninterest income at 29% of total revenues, driven by strong growth in our financial services businesses.

Analysis of Financial Condition as of March 31, 2006

Total assets increased $15.1 million from $8.06 billion at December 31, 2005 to $8.08 billion at March 31, 2006. Key factors included:

      o Higher yielding commercial loans now comprise 45% of our loans, an increase from 44% at December 31, 2005;
      o Core deposits represent 61% of total deposits compared to 62% at December 31, 2005; and
      o Investment securities, which were used to fund loan growth, declined $115.5 million since year end.

Lending Activities

Our loan portfolio is concentrated in commercial real estate lending and business lending, as well as residential mortgages. Our strategy calls for a continued emphasis on commercial loan originations. We also actively market home equity loans given their low credit risk and relationship building benefits. The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)                           March 31, 2006                   December 31, 2005
                                         ----------------------------       ----------------------------
                                            Amount            Percent          Amount            Percent
                                         -----------          -------       -----------          -------
Commercial:
     Real estate                         $ 1,684,675            31.2%       $ 1,647,576            31.3%
     Construction                            219,630             4.1            222,907             4.2
     Business                                504,935             9.4            473,571             9.0
                                         -----------          ------        -----------          ------
        Total commercial loans             2,409,240            44.7          2,344,054            44.5
Residential real estate                    2,209,518            41.0          2,182,907            41.4
Home equity                                  418,719             7.8            403,340             7.7
Other consumer                               182,367             3.4            178,732             3.4
Specialized lending (1)                      164,552             3.1            159,759             3.0
                                         -----------          ------        -----------          ------
        Total loans and leases             5,384,396           100.0%         5,268,792           100.0%
                                         -----------          ------        -----------          ------
Net deferred costs and premiums               21,927                             19,847
Allowance for credit losses                  (72,441)                           (72,340)
                                         -----------                        -----------
        Total loans and leases, net      $ 5,333,882                        $ 5,216,299
                                         ===========                        ===========

(1) Includes commercial leases, financed insurance premiums and certain manufactured housing loans.

Total loan balances increased by $115.6 million from December 31, 2005 to March 31, 2006. This increase was driven by an 11% annualized overall commercial loan growth, including a 27% annualized increase in commercial business lending, and a 15% annualized increase in home equity lending. We also had growth in our residential mortgage portfolio which is an important customer relationship-based product. We originate both variable rate and long-term fixed rate mortgages. Our residential real estate loan portfolio consists mostly of variable rate mortgages since we generally sell long-term fixed rate mortgages. Recently consumers have been moving away from variable rate loans so a $26.6 million increase in our residential real estate portfolio is significant. Further, the residential real estate portfolio benefited from the rising interest rate environment which resulted in a significant slow down in prepayments.

Our overall credit quality continues to trend favorably. While net charge-offs to average loans is 4 basis points above the 2005 first quarter, it is 2 basis points down from the fourth quarter of 2005 and 3 basis points below our five year average. Additionally, total nonperforming loans declined slightly from December 31, 2005, resulting in an allowance for credit losses to non-accruing loan ratio of 351%.

Analysis of the Allowance for Credit Losses. The following table presents the analysis of the allowance for credit losses for the quarterly periods indicated.

                                                                     Three months ended March 31,
                                                                     ----------------------------
      (Dollars in thousands)                                              2006            2005
                                                                      --------        --------
      Balance at beginning of period ...........................      $ 72,340        $ 41,422
      Net charge-offs:
         Charge-offs ...........................................        (2,674)         (2,282)
         Recoveries ............................................           475             743
                                                                      --------        --------
            Net charge-offs ....................................        (2,199)         (1,539)
      Allowance obtained through acquisitions ..................            --          30,684
      Provision for credit losses ..............................         2,300           2,301
                                                                      --------        --------
      Balance at end of period .................................      $ 72,441        $ 72,868
                                                                      ========        ========
      Ratio of annualized net charge-offs to average loans
         outstanding during the period .........................          0.17%           0.13%
                                                                      ========        ========
      Ratio of annualized provision for credit losses to average
         loans outstanding during the period ...................          0.18%           0.19%
                                                                      ========        ========

Non-Accruing Loans and Non-Performing Assets. We place loans on nonaccrual status when they become 90 days past due or if there is uncertainty regarding the collectibility of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from income. Loans are charged-off when we determine that collection has become unlikely. Other real estate owned consists of real property acquired through foreclosure on the related defaulted loans.

The following table presents our non-accruing loans and non-performing assets at the dates indicated.

      (Dollars in thousands)                                            March 31,    December 31,
                                                                           2006          2005
                                                                        ---------    ------------
      Non-accruing loans:
         Commercial real estate ..................................      $   8,122     $   6,755
         Commercial business .....................................          3,074         3,171
         Residential real estate .................................          4,905         5,911
          Home equity ............................................            678           567
          Other consumer .........................................            742           953
          Specialized lending ....................................          3,089         4,573
                                                                        ---------     ---------
            Total non-accruing loans .............................         20,610        21,930
      Real estate owned ..........................................            986           843
                                                                        ---------     ---------
            Total non-performing assets ..........................      $  21,596     $  22,773
                                                                        =========     =========
      Total non-accruing loans as a percentage of total loans ....           0.38%         0.41%
                                                                        =========     =========
      Total non-performing assets as a percentage of total assets            0.27%         0.28%
                                                                        =========     =========
      Allowance for credit losses to total loans .................           1.34%         1.37%
                                                                        =========     =========
      Allowance for credit losses to non-accruing loans ..........            351%          330%
                                                                        =========     =========

Investment Activities

Given the flattening yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings we elected to fund loan growth with cash flows generated from this portfolio. Therefore, securities available for sale decreased $115.5 million from December 31, 2005. Our investment portfolio remains well positioned to provide a stable source of cash flow and limited earnings volatility, as the weighted average estimated life of securities available for sale at March 31, 2006 was 2.2 years.

Our securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate debt instruments. All of our investment securities are classified as available for sale and are recorded at fair value with unrealized gains or losses, net of the deferred tax effect, reported as increases or decreases in our stockholders' equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank ("FHLB") advances. Federal Funds sold and certain other short-term instruments are included in cash and cash equivalents.

Funding Activities

We continue to focus on deposit gathering and retention efforts given the importance of this lower cost funding to support our loan growth. During the first quarter of 2006, our deposit balances increased by $46.9 million, or 3% annualized. Although core deposits declined and higher rate certificates of deposit and money market account balances increased, we believe our strategic growth initiatives designed to drive core account growth are being realized. The benefits of our strategy are demonstrated by an increase in the overall number of deposit accounts of 4% on an annualized basis and our open/closed account ratio averaged 1.35 during the quarter, up from 1.12 for the fourth quarter of 2005.

The following table depicts the composition of our deposits as of the dates indicated:

(Dollars in thousands)                                       March 31, 2006                      December 31, 2005
                                                     ----------------------------          ---------------------------
                                                        Amount            Percent             Amount           Percent
                                                     ------------         -------          ------------        -------
Core Deposits:
   Savings.....................................      $  1,604,326            29.0%         $  1,619,187           29.6%
   Interest-bearing checking...................         1,167,361            21.1             1,182,995           21.6
   Noninterest-bearing.........................           584,820            10.6               592,076           10.8
                                                     ------------         -------          ------------        -------
      Total core deposits......................         3,356,507            60.7             3,394,258           62.0
Certificates...................................         2,169,838            39.3             2,085,154           38.0
                                                     ------------         -------          ------------        -------
      Total deposits...........................      $  5,526,345           100.0%         $  5,479,412          100.0%
                                                     ============         =======          ============        =======

We were able to reduce our wholesale borrowings by $14.0 million during the first quarter as we continued to steadily expand our base of municipal deposits. While the margins on municipal deposits are narrow, these deposits carry a lower cost of funding than wholesale borrowings, thus making them a good funding alternative. During the quarter, total municipal deposits increased to $399.2 million, a 29% increase compared to December 31, 2005.

Equity Activities

We repurchased 1.1 million shares of our common stock during the first quarter of 2006. As of March 31, 2006, 7.4 million shares remain available for repurchase, which includes a 5.6 million share authorization from our Board of Directors announced near the end of the first quarter. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including market trends and prices and alternative uses for our capital.

Common stock dividends declared of $0.11 per share totaled $12.0 million, which represents a 22% increase over the prior year first quarter on a per share basis and a 52% payout ratio.

Results of Operations for the Three Months Ended March 31, 2006 and March 31,
2005

The following table summarizes our net income, earnings per common share and key financial ratios for the periods indicated:

                                                                             Three months ended
                                            -------------------------------------------------------------------------------------
                                            March 31,         December 31,       September 30,        June 30,          March 31,
                                               2006               2005               2005               2005               2005
                                            ---------          ---------          ---------          ---------          ---------
(Dollars in thousands, except per
share amounts)
Net interest income                         $  62,553          $  62,862          $  63,496          $  63,562          $  60,230
Noninterest income                             25,911             26,211             25,640             20,401             18,411
                                            ---------          ---------          ---------          ---------          ---------
Total income                                   88,464             89,073             89,136             83,963             78,641

Noninterest expense                            51,909             50,384             47,808             46,161             43,853

Net income                                  $  22,608          $  23,500          $  24,173          $  24,091          $  21,095

Earnings per common share:
   Basic                                    $    0.21          $    0.22          $    0.22          $    0.22          $    0.19
   Diluted                                  $    0.21          $    0.21          $    0.22          $    0.22          $    0.19

Return on average assets, annualized             1.14%              1.16%              1.20%              1.22%              1.15%
Return on average equity, annualized             6.67%              6.76%              6.89%              6.95%              6.40%
Return on average tangible equity,
     annualized (1)                             14.88%             15.12%             14.84%             14.81%             12.89%

(1) Tangible equity is defined as total stockholders' equity less goodwill and other intangibles assets.

Net Interest Income

The following table presents our condensed average balance sheet information as well as tax equivalent interest income and yields. A tax equivalent basis is used in order to provide the most comparative yields among all types of interest earning assets. That is, interest on tax-exempt securities and loans are restated as if the interest we earned was taxed at our statutory income tax rates adjusted for the non-deductible portion of interest expense incurred to acquire the tax-exempt assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

                                                                       Three months ended March 31,
                                         ----------------------------------------------------------------------------------------
                                                             2006                                             2005
                                         ------------------------------------------        --------------------------------------
                                             Average          Interest                        Average        Interest
(Dollars in thousands)                     outstanding         earned/       Yield/         outstanding       earned/      Yield/
                                             balance            paid          rate            balance          paid         rate
                                         -------------     ------------      ------        ------------    ------------    ------
Interest-earning assets:
   Loans and leases(1)................   $   5,320,332     $     85,577        6.47 %      $  4,702,001    $     72,411      6.20 %
   Securities available for sale and
       other investments(2)...........       1,655,972           16,569        4.01           1,731,150          14,920      3.45
                                         -------------     ------------      ------        ------------    ------------    ------
         Total interest-earning assets       6,976,304          102,146        5.89           6,433,151          87,331      5.46
                                         -------------     ------------      ------        ------------    ------------    ------
Allowance for credit losses...........         (72,409)                                         (72,868)
Noninterest-earning assets(3)(4)......       1,131,953                                        1,092,701
                                         -------------                                     ------------
         Total assets.................   $   8,035,848                                     $  7,452,984
                                         =============                                     ============
Interest-bearing liabilities:
   Savings deposits...................   $   1,601,868     $      5,365        1.36 %      $  1,601,471    $      3,860      0.98 %
   Checking deposits..................       1,148,515            4,279        1.51           1,189,229           2,922      1.00
   Certificates of deposit............       2,107,851           17,829        3.43           1,570,152           8,983      2.32
   Borrowed funds.....................       1,127,879           10,604        3.79           1,181,532          10,520      3.59
                                         -------------     ------------      ------        ------------    ------------    ------
         Total interest-bearing
           liabilities................       5,986,113           38,077        2.58           5,542,384          26,285      1.92
                                         -------------     ------------      ------        ------------    ------------    ------
Noninterest-bearing deposits..........         556,840                                          482,375
Other noninterest-bearing liabilities.         117,561                                           92,199
                                         -------------                                     ------------
         Total liabilities............       6,660,514                                        6,116,958
Stockholders' equity(3)...............       1,375,334                                        1,336,026
                                         -------------                                     ------------
         Total liabilities and
            stockholders' equity......   $   8,035,848                                     $  7,452,984
                                         =============                                     ============
Net interest income...................                     $     64,069                                    $     61,046
                                                           ============                                    ============
Net interest rate spread..............                                         3.31 %                                        3.54 %
                                                                             ======                                        ======
Net earning assets....................   $     990,191                                     $    890,767
                                         =============                                     ============
Net interest rate margin..............                             3.68 %                                          3.80 %
                                                           ============                                    ============
Ratio of average interest-earning
   assets to average interest-bearing
      liabilities.....................          116.54 %                                         116.07 %
                                         =============                                     ============

----------
(1)   Average outstanding balances are net of deferred costs and premiums.
(2)   Average outstanding balances are at amortized cost.
(3) Average outstanding balances include unrealized gains/losses on securities available for sale.
(4) Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

A summary of rates and yields for the past five quarters follows:

                                                                           Three months ended
                                             ----------------------------------------------------------------------------
                                             March 31,       December 31,     September 30,      June 30,       March 31,
                                               2006              2005              2005            2005            2005
                                             ---------       ------------     -------------      --------       ---------
Securities                                      3.99%            3.86%             3.71%           3.60%           3.50%
Loans                                           6.47%            6.33%             6.30%           6.25%           6.20%
Total interest-earning assets                   5.89%            5.73%             5.64%           5.55%           5.46%
Deposits                                        2.29%            2.09%             1.83%           1.65%           1.47%
Borrowings                                      3.79%            3.61%             3.68%           3.61%           3.59%
Total interest-bearing liabilities              2.58%            2.37%             2.20%           2.06%           1.92%
Net interest rate spread                        3.31%            3.36%             3.44%           3.49%           3.54%
Net interest rate margin                        3.68%            3.70%             3.75%           3.77%           3.80%
Ratio of average interest-earning assets
to average interest-bearing liabilities       116.54%          116.82%           116.52%         115.95%         116.07%

Our net interest rate margin declined by 12 basis points compared to the same period of 2005. This was the result of:

      o Pressures from the flatter (and at times inverted) yield curve, which caused the rates paid on our interest-bearing liabilities to increase faster than the yield received on our interest-earning assets;
      o The continuing shift in our deposit mix from lower paying core deposits to higher rate certificate and money market accounts; and
      o The competitive environment for loans and deposits, which further reduced asset yields and increased deposit rates.

However, our net interest rate margin did stabilize in the first quarter of 2006 compared to the fourth quarter of 2005, as steady loan growth helped minimize the effects of the yield curve and shift in funding mix.

Provision for Credit Losses

During the first quarter, the provision for credit losses was $2.3 million, which at 18 basis points of average loans, reflects the continued favorable credit trends we are experiencing.

Noninterest Income

The following table sets forth information by category of noninterest income for the periods indicated:

                                                                   Three months ended
                                        -------------------------------------------------------------------------
                                        March 31,     December 31,    September 30,     June 30,        March 31,
                                          2006            2005            2005            2005            2005
                                        ---------     ------------    -------------     --------        ---------
(Dollars in thousands)
Banking services                        $  9,051        $  9,775        $ 10,115        $  9,448        $  7,989
Risk management services                  10,820          10,183           8,213           5,837           5,605
Employee benefits administration             895           1,226             362              --              --
Wealth management services                 2,273           1,572           1,700           1,776           1,705
Lending and leasing                        1,747           1,935           1,923           1,770           1,576
Other                                      1,125           1,520           3,327           1,570           1,536
                                        --------        --------        --------        --------        --------
     Total noninterest income           $ 25,911        $ 26,211        $ 25,640        $ 20,401        $ 18,411
                                        ========        ========        ========        ========        ========

     As a % of total revenues              29.29%          29.43%          28.77%          24.30%          23.41%
                                        ========        ========        ========        ========        ========

We are focused on increasing the ratio of noninterest income to total revenues in order to help mitigate the continuing impact that the flat yield curve and interest rate margin compression are having on our net income. Revenues from risk management services reflect the benefits of our expanded sales force from the HLN acquisition. Additionally, increased referrals are now being generated by an integrated relationship-based sales approach utilized by our commercial lenders and risk management sales teams. The first quarter increase in wealth management revenue reflects the benefits of our increased efforts within our branch network to have more company representatives who are licensed to sell our investment products. Growing these businesses is a key strategic objective, as they are an important component of our customer relationship-based strategy.

Banking services fee income declined $724 thousand due to traditional seasonal fluctuations in transaction volume and overall lower activity levels. Core deposit account growth will be key to reversing this trend.

Other significant events causing noninterest income variation during the last five quarters are as follows:

      o In July 2005 we acquired HLN, an insurance agency with operations across Upstate New York;
      o In September 2005, we acquired the Burke Group, an employee benefits administration and compensation consulting firm;
      o Noninterest income for the third quarter of 2005 includes a $1.4 million gain from the sale of a real-estate joint venture; and
      o Beginning in the third quarter of 2005, income earned on bank-owned life insurance decreased due to the surrender of $40.0 million of policies obtained through acquisitions.

Noninterest Expense

The efficiency ratio is a standard banking industry metric used to measure the average cost required to earn one dollar of revenue. The ratio is computed by dividing noninterest expenses by the sum of net interest income and noninterest income. Improving the efficiency ratio is achieved through an increase in revenues and/or a decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in our overall efficiency. As with any standard ratio, there are limitations inherent in this measure.

The following table shows the major components of operating expenses for the periods indicated:

                                                                 Three months ended
                                      -------------------------------------------------------------------------
                                      March 31,     December 31,    September 30,     June 30,        March 31,
                                        2006            2005            2005            2005            2005
                                      ---------     ------------    -------------     --------        ---------
(Dollars in thousands)
Salaries and benefits                 $ 29,602        $ 27,630        $ 26,006        $ 23,677        $ 22,209
Occupancy and equipment                  5,673           4,904           4,765           4,677           4,477
Technology and communications            4,994           5,573           5,091           4,827           4,064
Marketing and advertising                1,787           1,455           1,685           2,143           1,711
Professional services                      863           1,720           1,718           1,802           2,544
Amortization of intangibles              3,080           3,467           3,254           2,854           2,508
Other                                    5,910           5,635           5,289           6,181           6,340
                                      --------        --------        --------        --------        --------
     Total noninterest expense        $ 51,909        $ 50,384        $ 47,808        $ 46,161        $ 43,853
                                      ========        ========        ========        ========        ========

     Efficiency Ratio                     58.7%           56.6%           53.6%           55.0%           55.8%
                                      ========        ========        ========        ========        ========

The increase in noninterest expenses during the first quarter of 2006 compared to the same period of a year ago include:

      o Increased commissions attributable to strong revenue growth in wealth management;
      o Additional incentive payments from an increased level of cross-sell activity;
      o Increased occupancy and marketing costs related to opening five de novo branches;
      o Marketing expenses related to promotions and campaigns for commercial business, wealth management and home equity relationship based products, all of which produced significant growth during the quarter;
      o Additional compensation costs from the adoption of the new accounting standard for stock option expense on January 1, 2006;
      o     Operating costs associated with the acquisition of HLN and Burke
            Group;

The first quarter of 2005 includes $2.3 million of merger costs related to the acquisition of HRB. The decrease in professional services expense in 2006 is related to the initial implementation of our Strategic Blueprint initiatives throughout 2005.

Given the pressures on revenue growth, we are accelerating the implementation of certain strategic process improvement initiatives. Some examples include:

      o Consolidating branches where we have overlap or duplication as a result of our more recent bank acquisitions;
      o     Combining our two call centers;
      o     Evaluating cash supply levels; and
      o Further utilizing the benefits of presenting checks electronically (Check 21).

We expect that these and other expense management efforts should reduce our efficiency ratio in the future.

Income Taxes

Our effective tax rate for the first quarter of 2006 declined to 34.0% as compared to 35.1% for the first quarter of 2005 due to the benefit of our expanding municipal business and the related increased investment in tax-advantaged securities and loans.

Liquidity and Capital Resources

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet day-to-day cash obligations and to allow us to meet the funding needs of our customers while minimizing the amount of excess liquidity balances because of the relatively low-yields we earn on those balances. Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and other short-term money market investments are our most liquid assets. The level of those assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt maturing, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the use of our various lines of credit. As of March 31, 2006, our total of cash, interest-bearing demand accounts, federal funds sold and other money market investments was $150.3 million. In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies. Cash used for investing activities decreased to $19.3 million for the three months ended March 31, 2006 as compared to $153.1 million for the three months ended March 31, 2005 primarily as a result of our acquisition of HRB. The use of cash for net loan growth was $118.7 million for the three months ended March 31, 2006 as compared to $48.9 million for the three months ended March 31, 2005. The net cash provided by securities, including maturities, partial pay downs, sales and purchases, was $107.4 million for the three months ended March 31, 2006 compared to a $3.7 million outflow for the three months ended March 31, 2005. The lower level of investment security purchase activity in 2006 primarily relates to our strategy of funding loan growth with the cash flow generated from our investment securities.

We have a total of $801.0 million available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position. Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. Our credit ratings are investment grade, and they substantiate our financial stability and consistency, over time, of our earnings. On March 31, 2006, Fitch Rating assigned us an initial long-term issuer default rating of BBB and a short-term issuer rating of F2.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2006, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $330.9 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $7.9 million at the end of the first quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore the funding requirements of these products are generally more difficult to predict. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $404.0 million at March 31, 2006 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $194.5 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $59.4 million at March 31, 2006 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

At March 31, 2006, First Niagara exceeded all regulatory capital requirements, as detailed in the following table:

                                                                                            To be well capitalized
                                                                     Minimum               under prompt corrective
                                        Actual                   capital adequacy              action provisions
                                ----------------------       -----------------------       -----------------------
                                  Amount        Ratio          Amount         Ratio           Amount        Ratio
                                ----------     -------       ----------      -------        ----------     -------
(Dollars in thousands)
Tangible capital                $  556,262       7.57 %      $  110,195        1.50 %       $      N/A        N/A %
Tier 1 (core) capital              556,262       7.57           198,154        4.00            367,315       5.00
Tier 1 risk based capital          556,262      11.23               N/A         N/A            297,231       6.00
Total risk based capital           618,185      12.48           396,309        8.00            495,386      10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from fluctuations, or volatility, in market interest rates. Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur can trigger repricings and changes in the pace of payments, which individually or in combination may affect our net interest income, positively or negatively.

Most of the yields on our earning assets, including floating-rate loans and investments, are related to market interest rates. So is our cost of funds, which includes the rates we pay on interest-bearing deposits and borrowings. Interest rate sensitivity occurs when the interest income (yields) we earn on our assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.

Our Asset and Liability Committee, which is comprised of members of senior management, monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable, (current) interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions:

                                        Calculated increase (decrease) at
                                                 March 31, 2006
                                       -----------------------------------
              Changes in               Net interest
            interest rates                income                % Change
        ----------------------         ------------             ----------

        (Dollars in thousands)

           +200 basis points           $   (2,886)                (1.22) %
           +100 basis points                 (982)                (0.41)
           -100 basis points                  353                  0.15
           -200 basis points                   97                  0.04

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2006.

During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to our businesses.

Item 1A. Risk Factors
--------------------------------------------------------------------------------

There are no material changes to the risk factors as previously disclosed in
Item 1A. to Part I of our 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------------------

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the repurchases of our common stock made during the first quarter of 2006:

                                                                                Total number of           Maximum number
                                                                              shares purchased as         of shares yet
                                                                                part of publicly         to be purchased
                              Number of shares        Average price per       announced repurchase       under the plans
           Month                 purchased               share paid                plans (1)                   (1)
     --------------------     ----------------        -----------------       --------------------       ---------------
     January                        392,000                13.95                   3,220,739               2,579,261
     February                       706,000                13.63                   3,926,739               1,873,261
     March                           30,000                14.04                   3,956,739               7,443,261
                               ------------
       First quarter 2006         1,128,000                13.75
                               ============

(1) On March 22, 2006, we announced a 5,600,000 share stock repurchase program that does not have an expiration date.

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

                           FIRST NIAGARA FINANCIAL GROUP, INC.


Date: May 9, 2006          By: /s/ Paul J. Kolkmeyer
                               -------------------------------------------------
                               Paul J. Kolkmeyer
                               President and Chief Executive Officer


Date: May 9, 2006          By: /s/ John R. Koelmel
                               -------------------------------------------------
                               John R. Koelmel
                               Executive Vice President, Chief Financial Officer