Form 10-Q
period 2006-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2006-08-09
CIK 1051741

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

                  For the quarterly period ended June 30, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

            Delaware                                        42-1556195
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY         14095-0514
---------------------------------------------------         ----------
    (Address of principal executive offices)                (Zip Code)

                                 (716) 625-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

The Registrant had 110,529,382 shares of Common Stock, $0.01 par value, outstanding as of August 8, 2006.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2006

                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------

                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

        Condensed Consolidated Statements of Condition as of
          June 30, 2006 and December 31, 2005 (unaudited)...............   3

        Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 2006 and 2005 (unaudited).   4

        Condensed Consolidated Statements of Comprehensive Income (Loss)
          for the three and six months ended June 30, 2006 and 2005
          (unaudited)...................................................   5

        Condensed Consolidated Statements of Changes in Stockholders'
          Equity for the six months ended June 30, 2006 and 2005
          (unaudited)...................................................   6

        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2006 and 2005 (unaudited)...........   7

        Notes to Condensed Consolidated Financial Statements (unaudited)   8

2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................  15

3.  Quantitative and Qualitative Disclosures about Market Risk..........  26

4.  Controls and Procedures.............................................  26

                           PART II - OTHER INFORMATION

1.  Legal Proceedings...................................................  27

1A. Risk Factors........................................................  27

2.  Unregistered Sales of Equity Securities and Use of Proceeds.........  27

3.  Defaults Upon Senior Securities.....................................  27

4.  Submission of Matters to a Vote of Security Holders.................  27

5.  Other Information...................................................  28

6.  Exhibits............................................................  28

Signatures..............................................................  29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                         June 30,      December 31,
                                                                           2006           2005
                                                                       -----------     -----------
                                                                       (In thousands, except share
                                    Assets                                and per share amounts)

Cash and cash equivalents .........................................    $   157,945     $   140,128
Securities available for sale .....................................      1,317,035       1,604,888
Loans held for sale ...............................................         28,699           3,811
Loans and leases, net .............................................      5,497,943       5,212,488
Premises and equipment, net .......................................         95,690          92,118
Bank-owned life insurance .........................................         78,176          76,667
Goodwill ..........................................................        698,947         698,636
Core deposit and other intangibles ................................         56,171          62,071
Other assets ......................................................        176,170         174,025
                                                                       -----------     -----------
            Total assets ..........................................    $ 8,106,776     $ 8,064,832
                                                                       ===========     ===========

                      Liabilities and Stockholders' Equity

Liabilities:
  Deposits ........................................................    $ 5,649,307     $ 5,479,412
  Borrowings ......................................................        990,463       1,096,427
  Other liabilities ...............................................        106,080         114,570
                                                                       -----------     -----------
            Total liabilities .....................................      6,745,850       6,690,409
                                                                       -----------     -----------

Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized;
    none issued ...................................................             --              --
  Common stock, $0.01 par value, 250,000,000 shares authorized;
    120,044,736 shares issued in 2006 and 120,046,007 shares
    issued in 2005 ................................................          1,200           1,200
  Additional paid-in capital ......................................      1,236,469       1,237,592
  Retained earnings ...............................................        306,903         285,202
  Accumulated other comprehensive loss ............................        (25,436)        (18,330)
  Common stock held by ESOP, 3,663,408 shares in 2006 and
    3,740,659 shares in 2005 ......................................        (27,589)        (28,150)
  Unearned compensation - restricted stock awards,
    368,599 shares in 2005 ........................................             --          (3,908)
  Treasury stock, at cost, 9,549,461 shares in 2006
    and 7,280,704 shares in 2005 ..................................       (130,621)        (99,183)
                                                                       -----------     -----------
            Total stockholders' equity ............................      1,360,926       1,374,423
                                                                       -----------     -----------
            Total liabilities and stockholders' equity ............    $ 8,106,776     $ 8,064,832
                                                                       ===========     ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                      Three months ended       Six months ended
                                                                           June 30,                June 30,
                                                                     --------------------    --------------------
                                                                       2006        2005        2006        2005
                                                                     --------    --------    --------    --------
                                                                        (In thousands, except per share amounts)
Interest income:
   Loans and leases .............................................    $ 89,307      78,194    $174,688     150,416
   Securities available for sale and other investments ..........      14,704      15,736      29,953      30,029
                                                                     --------    --------    --------    --------
            Total interest income ...............................     104,011      93,930     204,641     180,445

Interest expense:
   Deposits .....................................................      31,831      19,130      59,304      34,895
   Borrowings ...................................................       8,344      11,238      18,948      21,758
                                                                     --------    --------    --------    --------
            Total interest expense ..............................      40,175      30,368      78,252      56,653
                                                                     --------    --------    --------    --------
            Net interest income .................................      63,836      63,562     126,389     123,792
Provision for credit losses .....................................       1,556         900       3,856       3,201
                                                                     --------    --------    --------    --------

            Net interest income after provision for credit losses      62,280      62,662     122,533     120,591
                                                                     --------    --------    --------    --------

Noninterest income:
   Banking services .............................................       9,983       9,448      19,034      17,437
   Risk management services .....................................      11,705       5,837      22,525      11,442
   Wealth management services ...................................       2,133       1,776       4,406       3,481
   Lending and leasing ..........................................       1,969       1,770       3,716       3,346
   Employee benefits administration .............................         923          --       1,818          --
   Bank-owned life insurance ....................................         756       1,072       1,503       2,128
   Other ........................................................         333         498         711         978
                                                                     --------    --------    --------    --------
            Total noninterest income ............................      27,802      20,401      53,713      38,812
                                                                     --------    --------    --------    --------

Noninterest expense:
   Salaries and employee benefits ...............................      30,411      23,677      60,013      45,886
   Occupancy and equipment ......................................       5,241       4,678      10,914       9,193
   Technology and communications ................................       5,109       4,827      10,103       8,891
   Marketing and advertising ....................................       1,792       2,143       3,579       3,854
   Professional services ........................................       1,069       1,802       1,932       4,346
   Amortization of  core deposit and other intangibles ..........       2,994       2,854       6,074       5,362
   Other ........................................................       5,456       6,180      11,366      12,482
                                                                     --------    --------    --------    --------
            Total noninterest expense ...........................      52,072      46,161     103,981      90,014
                                                                     --------    --------    --------    --------

            Income before income taxes ..........................      38,010      36,902      72,265      69,389
Income taxes ....................................................      13,212      12,811      24,859      24,203
                                                                     --------    --------    --------    --------
            Net income ..........................................    $ 24,798      24,091    $ 47,406      45,186
                                                                     ========    ========    ========    ========

Earnings per common share:
            Basic ...............................................    $   0.23        0.22    $   0.44        0.41
            Diluted .............................................    $   0.23        0.22    $   0.44        0.41

Weighted average common shares outstanding:
            Basic ...............................................     106,985     111,128     107,511     109,673
            Diluted .............................................     107,897     112,033     108,466     110,654

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                Three months ended         Six months ended
                                                                      June 30,                 June 30,
                                                               ---------------------     ---------------------
                                                                 2006         2005         2006         2005
                                                               --------     --------     --------     --------
                                                                               (In thousands)
Net income ................................................    $ 24,798       24,091     $ 47,406       45,186

Other comprehensive income (loss), net of income taxes:
  Securities available for sale:
    Net unrealized gains (losses) arising during the period      (2,627)       7,167       (7,106)      (2,971)
    Reclassification adjustment for realized gains
      included in net income ..............................          --           --           --           (3)
                                                               --------     --------     --------     --------
                                                                 (2,627)       7,167       (7,106)      (2,974)
  Minimum pension liability adjustment ....................          --           --           --          121
                                                               --------     --------     --------     --------

      Total other comprehensive income (loss) .............      (2,627)       7,167       (7,106)      (2,853)
                                                               --------     --------     --------     --------
        Total comprehensive income ........................    $ 22,171       31,258     $ 40,300       42,333
                                                               ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                   Accumulated    Common     Unearned
                                         Additional                   other        stock   compensation-
                                Common     paid-in      Retained  comprehensive   held by    Restricted    Treasury
                                stock      capital      earnings      loss          ESOP    stock awards     stock        Total
                              ---------  ----------    ---------  -------------  --------- -------------   ---------    ---------
                                                           (In thousands, except per share amounts)
Balances at January 1, 2006   $   1,200   1,237,592      285,202      (18,330)     (28,150)      (3,908)     (99,183)   1,374,423
Net income .................         --          --       47,406           --           --           --           --       47,406
Total other comprehensive
 loss, net .................         --          --           --       (7,106)          --           --           --       (7,106)
Adoption of SFAS No. 123(R)          --      (3,908)          --           --           --        3,908           --           --
Purchase of treasury stock .         --          --           --           --           --           --      (34,509)     (34,509)
Exercise of stock options ..         --         714       (1,940)          --           --           --        3,245        2,019
ESOP shares committed to be
 released ..................         --         528           --           --          561           --           --        1,089
Restricted stock awards, net         --         786           --           --           --           --         (174)         612
Stock option expense .......         --         757           --           --           --           --           --          757
Common stock dividend of
 $0.22 per share ...........         --          --      (23,765)          --           --           --           --      (23,765)
                              ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balances at June 30, 2006 ..  $   1,200   1,236,469      306,903      (25,436)     (27,589)          --     (130,621)   1,360,926
                              =========   =========    =========    =========    =========    =========    =========    =========

                                                                 Accumulated     Common      Unearned
                                         Additional                  other        stock    compensation-
                               Common      paid-in     Retained  comprehensive   held by    Restricted    Treasury
                                stock      capital     earnings      loss          ESOP    stock awards     stock        Total
                              ---------   ---------   ---------  -------------  ---------  -------------  ---------    ---------
                                                         (In thousands, except per share amounts)
Balances at January 1, 2005   $     843     751,175     238,048       (5,437)     (29,275)      (3,173)     (24,019)     928,162
Net income .................         --          --      45,186           --           --           --           --       45,186
Total other comprehensive
 loss, net .................         --          --          --       (2,853)          --           --           --       (2,853)
Common stock issued
 for the acquisition of
 Hudson River Bancorp ......        357     484,093          --           --           --           --           --      484,450
Purchase of treasury shares          --          --          --           --           --           --      (56,607)     (56,607)
Exercise of stock options ..         --         555      (2,721)          --           --           --        3,458        1,292
ESOP shares committed
 to be released ............         --         467          --           --          562           --           --        1,029
Restricted stock awards, net         --         316         (41)          --           --       (1,136)       1,694          833
Common stock dividend
 of $0.18 per share ........         --          --     (20,324)          --           --           --           --      (20,324)
                              ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balances at June 30, 2005 ..  $   1,200   1,236,606     260,148       (8,290)     (28,713)      (4,309)     (75,474)   1,381,168
                              =========   =========   =========    =========    =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Six months ended June 30,
                                                                -------------------------
                                                                    2006          2005
                                                                -----------   -----------
                                                                     (In thousands)
Cash flows from operating activities:
  Net income .................................................  $    47,406   $    45,186
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization (accretion) of fees and discounts, net ......         (274)        1,871
    Provision for credit losses ..............................        3,856         3,201
    Depreciation of premises and equipment ...................        5,982         5,402
    Amortization of core deposit and other intangibles .......        6,074         5,362
    Originations of loans held for sale ......................      (19,657)      (20,545)
    Proceeds from sales of loans held for sale ...............       21,105        23,130
    Loss (gain) on sale of loans .............................           60           (47)
    ESOP and stock based compensation expense, net ...........        2,596         1,814
    Deferred income tax expense ..............................        2,612         4,679
    Net increase in other assets .............................       (3,415)       (5,755)
    Net increase (decrease) in other liabilities .............       (8,539)       10,014
                                                                -----------   -----------
        Net cash provided by operating activities ............       57,806        74,312
                                                                -----------   -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale ..      200,023       156,762
  Principal payments received on securities available for sale      114,214       106,373
  Purchases of securities available for sale .................      (39,691)     (224,630)
  Net increase in loans ......................................     (312,601)     (136,863)
  Acquisitions, net of cash and cash equivalents .............           --       (99,145)
  Other, net .................................................      (13,993)       (9,755)
                                                                -----------   -----------
        Net cash used in investing activities ................      (52,048)     (207,258)
                                                                -----------   -----------

Cash flows from financing activities:
  Net increase in deposits ...................................      169,895       132,406
  Repayments of short-term borrowings, net ...................     (173,364)       (4,418)
  Proceeds from long-term borrowings .........................       84,125       165,000
  Repayments of long-term borrowings .........................      (12,379)      (34,219)
  Proceeds from exercise of stock options ....................        1,304           736
  Excess tax benefit from stock based compensation ...........          752           871
  Purchase of treasury stock .................................      (34,509)      (56,607)
  Dividends paid on common stock .............................      (23,765)      (20,324)
                                                                -----------   -----------
        Net cash provided by financing activities ............       12,059       183,445
                                                                -----------   -----------

Net increase in cash and cash equivalents ....................       17,817        50,499
Cash and cash equivalents at beginning of period .............      140,128        67,642
                                                                -----------   -----------
Cash and cash equivalents at end of period ...................  $   157,945   $   118,141
                                                                ===========   ===========

  Cash paid during the period for:
     Income taxes ............................................  $    25,392   $    18,691
     Interest expense ........................................       77,947        53,584
  Non-cash activity:
     Loans transferred to held for sale ......................  $    26,395   $        --
  Acquisition of non-cash assets and liabilities:
     Assets acquired .........................................  $        --   $ 2,760,164
     Liabilities assumed .....................................           --     2,166,093

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared using U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for a full year presentation. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2006 do not necessarily reflect the results that may be expected for the year ending December 31, 2006. Certain reclassification adjustments were made to the 2005 financial statements to conform them to the 2006 presentation. FNFG and First Niagara are referred to collectively as "the Company," "we" or "our."

(1) Stock-Based Compensation

We offer several stock-based and incentive plans which are described below.

Stock Option Plans. We have two stock-based compensation plans under which options may be granted to directors and key employees. The 1999 Stock Option Plan authorizes the issuance of up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes the issuance of up to 8,020,454 shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. As of June 30, 2006, only stock options have been granted under the 2002 plan. Under both plans, stock options have been granted with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. At June 30, 2006, there was a total of 5,292,606 shares available for grant under these plans.

Restricted Stock Plan. Our 1999 Reward and Recognition Plan (the "RRP Plan") authorizes the issuance of up to 1,438,949 shares of restricted stock to directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. As discussed above, restricted stock may also be granted under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan.

Long-Term Performance Plan. We also have a Long-Term Performance Plan (the "LTIP Plan") which provides our key executives with long term incentives as a reward for performance, as a motivation for future performance and as a retention tool for continued employment. This plan is a multi-year performance plan, with cash and share-based incentive award opportunities if specific performance targets are met. For the three year performance period beginning in 2005 these performance metrics include the achievement of total revenue, earnings per share growth, return on assets and total shareholder return targets, as well as certain Strategic Plan initiatives specified by the Board of Directors. The LTIP Plan will be funded by shares previously approved and authorized under our existing stock-based compensation plans. During 2005, we allocated 42,400 shares for potential future rewards.

When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. When restricted stock grants are forfeited before they vest, we reacquire the shares, hold them in treasury, and use them to grant new awards.

At June 30, 2006, we held more than 9.5 million shares of our stock as treasury shares. This is more than adequate to meet the share requirements of our current stock-based compensation plans. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase programs. As of June 30, 2006, there were 6,076,761 shares available for repurchase under this program. During the first six months of 2006 we issued 237,851 shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

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

In the adoption of SFAS No. 123(R), we utilized the modified prospective approach which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, any unvested stock awards granted prior to that date are expensed as service is preformed based on the grant-date fair value calculated in accordance with SFAS No. 123. For restricted stock awards we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Our results for the six month period ended June 30, 2006 include share-based compensation expense totaling $1.5 million. This amount has been recorded in salaries and employee benefits expense in the Condensed Consolidated Statement of Income.

The following table shows the effect on net income and earnings per share as if we had adopted the fair value provisions of SFAS No. 123 for all outstanding and unvested awards in the comparable prior year period (in thousands, except per share amounts):

                                                  Three months    Six months
                                                     ended           ended
                                                 June 30, 2005   June 30, 2005
                                                 -------------   -------------

Net income as reported                             $   24,091     $   45,186
  Add: Stock-based compensation expense
       included in net income, net of
       related income tax effects                         283            474
  Deduct: Stock-based compensation expense
       determined under the fair-value based
       method, net of related income tax effects         (661)        (1,140)
                                                   ----------     ----------

  Pro forma net income                             $   23,713     $   44,520
                                                   ==========     ==========

Basic earnings per common share:
  As reported                                      $     0.22     $     0.41
  Pro forma                                              0.21           0.41

Diluted earnings per common share:
  As reported                                      $     0.22     $     0.41
  Pro forma                                              0.21           0.40

On December 28, 2005, our Board of Directors approved the accelerated vesting for all stock options scheduled to vest by December 31, 2006. Due to this acceleration, options to purchase 779,897 shares of our common stock, or 35% of all unvested options outstanding, became exercisable immediately. All of the accelerated options, except for 60,016 shares, had an exercise price above our stock price on that date. All other contractual provisions related to these options, including the portion of the options that will vest after 2006, remain unchanged.

Stock Option Awards

The following is a summary of stock option activity during the six months ended June 30, 2006:

                                                                  Weighted
                                              Number of           average
                                               shares          Exercise price
                                             ----------        --------------

Outstanding at January 1, 2006                4,408,823          $     9.89

   Granted                                       20,000               14.06
   Exercised                                   (244,948)               5.73
   Forfeited                                    (89,125)              13.03
                                             ----------
Outstanding at June 30, 2006                  4,094,750          $    10.09
                                             ==========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following is a summary of stock options outstanding at June 30, 2006:

                                         Weighted       Weighted                       Weighted
                                          average        average                        average
                           Options       exercise       remaining        Options       exercise
   Exercise price        outstanding       price       life (years)    exercisable       price
--------------------     -----------     ---------     ------------    -----------     ---------
$3.49 - $4.16             1,113,336      $    3.87         3.36         1,113,336      $    3.87
$4.87 - $12.87            1,124,389          10.76         6.74           846,439          10.09
$12.91 - $13.28           1,450,565          13.02         8.38           551,389          13.10
$13.52 - $16.21             406,460          14.76         7.89           217,707          14.84
                          ---------                                     ---------
               Total      4,094,750      $   10.09         6.51         2,728,871      $    8.54
                          =========                                     =========

                                                                   Weighted
                                                                    average
                                                    Aggregate      remaining
                                                    intrinsic     contractual
                                   Total shares     value (1)        term
                                    -----------    -----------    -----------
Options outstanding                   4,094,750    $16,413,000     6.51 years
Options currently exercisable         2,728,871     15,139,000     5.55 years

(1) Intrinsic value is defined as the difference between the fair market value of our stock at June 30, 2006 and the weighted average exercise price of the stock award.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $2.1 million. As of June 30, 2006, we have $4.5 million of unrecognized compensation cost related to nonvested options granted. This cost is expected to be recognized over a weighted average period of 1.6 years.

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of stock options granted for the periods indicated as well as the weighted-average assumptions utilized to compute the fair value of the options:

                                                          Six months ended
                                                              June 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
Options granted                                           20,000      1,266,470
Grant date weighted average fair value per share      $     3.75     $     3.48
Grant date weighted average share price               $    14.06     $    12.96
Expected forfeiture of unvested options                       10%            10%
Dividend yield                                              3.13%          2.75%
Risk-free interest rate                                     4.94%          4.04%
Expected volatility factor                                 28.75%         29.34%
Expected life (in years)                                    6.50           6.50

In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

Restricted Stock Awards

We expense the value of restricted stock grants over the applicable vesting periods. At June 30, 2006 we have $3.3 million of unrecognized compensation cost related to nonvested awards granted under the RRP Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following is a summary of restricted stock activity during the six month period ended June 30, 2006:

                                                                   Weighted
                                               Number of        average grant
                                                shares         date fair value
                                               --------        ---------------
Unvested at January 1, 2006                     368,599            $  12.89
  Awarded                                            --                  --
  Vested                                        (83,345)              11.37
  Forfeited                                          --                  --
                                               --------

Unvested at June 30, 2006                       285,254            $  13.34
                                               ========

(2) Earnings Per Share

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                      -------------------------     -------------- ----------
                                                         2006           2005           2006           2005
                                                      ----------     ----------     ----------     ----------
Net income available to common shareholders           $   24,798         24,091     $   47,406         45,186
                                                      ==========     ==========     ==========     ==========

Weighted average common shares outstanding:
  Unallocated ESOP shares                                 (3,702)        (3,856)        (3,721)        (3,875)
  Unvested restricted stock awards                          (319)          (407)          (334)          (401)
  Treasury shares                                         (9,039)        (4,655)        (8,479)        (3,530)
                                                      ----------     ----------     ----------     ----------
    Total basic weighted average
      common shares outstanding                          106,985        111,128        107,511        109,673

  Incremental shares from assumed exercise
    of stock options                                         835            814            864            882
  Incremental shares from assumed vesting
    of restricted stock awards                                77             91             91             99
                                                      ----------     ----------     ----------     ----------
    Total diluted weighted average
      common shares outstanding                          107,897        112,033        108,466        110,654
                                                      ==========     ==========     ==========     ==========

Basic and diluted earnings per share                  $     0.23           0.22     $     0.44           0.41
                                                      ==========     ==========     ==========     ==========
Anti-dilutive stock options and restricted stock
awards excluded from the diluted weighted average
common share calculations                                  1,313            875          1,324            342
                                                      ==========     ==========     ==========     ==========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(3) Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the Condensed Consolidated Statements of Income, is comprised of the following (in thousands):

                                                                      Pension plans
                                                        -------------------------------------------
                                                        Three months ended       Six months ended
                                                              June 30,               June 30,
                                                        -------------------     -------------------
                                                          2006        2005        2006        2005
                                                        -------     -------     -------     -------
Interest cost                                           $   909         964     $ 1,819       1,928
Expected return on plan assets                           (1,411)     (1,396)     (2,822)     (2,792)
Amortization of unrecognized loss                           143          95         287         190
Amortization of unrecognized prior service liability         --           4          --           8
                                                        -------     -------     -------     -------
    Net pension benefit                                 $  (359)       (333)    $  (716)       (666)
                                                        =======     =======     =======     =======

                                                                Other postretirement plans
                                                        -------------------------------------------
                                                        Three months ended       Six months ended
                                                              June 30,               June 30,
                                                        -------------------     ----------- -------
                                                          2006        2005        2006        2005
                                                        -------     -------     -------     -------
Interest cost                                           $   122         125     $   244         250
Expected return on plan assets                               --          --          --          --
Amortization of unrecognized loss                            40          26         (32)         51
Amortization of unrecognized prior service liability        (16)        (16)         80         (32)
                                                        -------     -------     -------     -------
    Net postretirement cost                             $   146         135     $   292         269
                                                        =======     =======     =======     =======

Effective February 1, 2002, we froze all new participation and benefit accruals in our pension plan. Accordingly, after that date, no employees are permitted to enter the plan and future salary increases and years of credited service will not be considered when computing benefits under the plan. Additionally, we modified our post-retirement plan to include only those employees who met the retirement eligibility requirements as of December 31, 2001.

(4) Segment Information

We have two business segments, banking and financial services. The financial services segment includes our risk (insurance), employee benefits administration and wealth management operations. The banking segment includes all of our other operations. Predominantly all of our assets relate to our banking segment. Selected information for our segments follows (in thousands):

                                                              Financial                     Consolidated
                                                 Banking       Services     Eliminations        total
                                               ----------     ----------    ------------    ------------
For the three months ended:
June 30, 2006
  Net interest income                          $   63,788     $       48     $       --      $   63,836
  Provision for credit losses                       1,556             --             --           1,556
                                               ----------     ----------     ----------      ----------
    Net interest income after provision
      for credit losses                            62,232             48             --          62,280
  Noninterest income                               13,040         14,791            (29)         27,802
  Amortization of core deposit and
    other intangibles                               1,872          1,122             --           2,994
  Other noninterest expense                        37,021         12,086            (29)         49,078
                                               ----------     ----------     ----------      ----------
  Income before income taxes                       36,379          1,631             --          38,010
    Income tax expense                             12,560            652             --          13,212
                                               ----------     ----------     ----------      ----------
    Net income                                 $   23,819     $      979     $       --      $   24,798
                                               ==========     ==========     ==========      ==========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                 Financial                       Consolidated
                                                  Banking        Services       Eliminations         total
                                               ------------    ------------     ------------     ------------
For the three months ended:
June 30, 2005
  Net interest income                          $     63,561    $          1     $         --     $     63,562
  Provision for credit losses                           900              --               --              900
                                               ------------    ------------     ------------     ------------
    Net interest income after provision
      for credit losses                              62,661               1               --           62,662
  Noninterest income                                 12,726           7,697              (22)          20,401
  Amortization of core deposit and
    other intangibles                                 2,319             535               --            2,854
  Other noninterest expense                          37,458           5,871              (22)          43,307
                                               ------------    ------------     ------------     ------------
    Income before income taxes                       35,610           1,292               --           36,902
  Income tax expense                                 12,294             517               --           12,811
                                               ------------    ------------     ------------     ------------
    Net income                                 $     23,316    $        775     $         --     $     24,091
                                               ============    ============     ============     ============

For the six months ended:
June 30, 2006
  Net interest income                          $    126,304    $         85     $         --     $    126,389
  Provision for credit losses                         3,856              --               --            3,856
                                               ------------    ------------     ------------     ------------
    Net interest income after provision
      for credit losses                             122,448              85               --          122,533
  Noninterest income                                 24,959          28,808              (54)          53,713
  Amortization of core deposit and
    other intangibles                                 3,805           2,269               --            6,074
  Other noninterest expense                          75,210          22,751              (54)          97,907
                                               ------------    ------------     ------------     ------------
    Income before income taxes                       68,392           3,873               --           72,265
  Income tax expense                                 23,310           1,549               --           24,859
                                               ------------    ------------     ------------     ------------
    Net income                                 $     45,082    $      2,324     $         --     $     47,406
                                               ============    ============     ============     ============

For the six months ended:
June 30, 2005
  Net interest income                          $    123,787    $          5     $         --     $    123,792
  Provision for credit losses                         3,201              --               --            3,201
                                               ------------    ------------     ------------     ------------
    Net interest income after provision
      for credit losses                             120,586               5               --          120,591
  Noninterest income                                 23,824          15,034              (46)          38,812
  Amortization of core deposit and
    other intangibles                                 4,400             962               --            5,362
  Other noninterest expense                          73,194          11,504              (46)          84,652
                                               ------------    ------------     ------------     ------------
    Income before income taxes                       66,816           2,573               --           69,389
  Income tax expense                                 23,174           1,029               --           24,203
                                               ------------    ------------     ------------     ------------
    Net income                                 $     43,642    $      1,544     $         --     $     45,186
                                               ============    ============     ============     ============

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5) Loans Held for Sale

Our accounting policy for loans originated and intended for sale in the secondary market is to record such loans at the lower of the aggregate cost or market value based upon observable market prices or prices obtained from a third party. Any subsequent decreases in market value are recognized as a charge to earnings at the time the decline in value occurs. Gains and losses on sales of loans held for sale are included in Lending and Leasing Income.

(6) Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions taken or expected to be taken in an income tax return. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. While we are currently evaluating the effect of the guidance contained in Interpretation 48, we do not expect the implementation to have a material impact on our consolidated financial statements.

(7) Subsequent Event - Manufactured Housing Loan Sale

On July 21, 2006, we completed the sale of $24.7 million of manufactured housing loans that were originally included in the assets acquired with the Hudson River Bancorp, Inc. acquisition in January 2005. Since that time, we had not originated any new loans for that portfolio and the carrying amount of the loans had accordingly been reduced from the originally acquired $35.2 million. During the second quarter of 2006, we decided to sell the remaining loans and, as a result, reclassified the net carrying amount of the loans to our held for sale portfolio. The gain to be recognized in the third quarter of 2006 for this sale is $3.0 million.

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

OVERVIEW

Who We Are

FNFG is a Delaware corporation and financial holding company providing products and services through our one bank subsidiary, First Niagara, which is a federally chartered savings bank subject to the Office of Thrift Supervision regulation. We are positioned as one of the leading community banks in Upstate New York, providing our customers with consumer and commercial banking and financial services. First Niagara has, among its subsidiaries, a wholly owned insurance agency, First Niagara Risk Management, and a wholly owned employee benefits administration and compensation consulting firm, the Burke Group.

Principal Products and Services and Locations of Operations

We offer a full range of products and services in the following:

--------------------------------------------------------------------------------------------
Customer Focused Area                                Includes
--------------------------------------------------------------------------------------------
  Consumer Banking     Consumer lending and deposit gathering, small business lending, branch banking, electronic banking, residential mortgage lending and personal insurance
--------------------------------------------------------------------------------------------
 Commercial Banking    Real estate and commercial lending, depository, and related financial services to corporate, industrial, and financial customers
--------------------------------------------------------------------------------------------
  Business Services    Business lending, leasing and other services including insurance, employee benefits administration, merchant services and corporate cash management
--------------------------------------------------------------------------------------------
  Wealth Management    Asset management, financial planning, trust and investment services, and third-party sales of mutual funds and annuities
--------------------------------------------------------------------------------------------

We actively seek to deepen relationships with our customers and many of our customers use more than one of these products and services. We operate 122 full-service banking offices, 164 ATMs and two loan production offices across Upstate New York.

How We Generate Revenues and Information About Our Industry

Our profitability is primarily dependent on the difference between interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rate we earn on our assets and the rate we pay on our liabilities is a function of the general level of interest rates and competition within our markets. Interest rates are highly sensitive to many economic conditions that are beyond our control, such as inflation, recession and unemployment.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities.

We also derive a significant amount of noninterest income from our banking and financial services activities. In order to minimize the impact of adverse changes in the interest rate environment we continue to diversify our revenue sources through our customer focused strategy and by acquiring other financial services companies that provide sources of noninterest income.

How Economic Factors Impact Us

Our business is concentrated in Upstate New York, therefore, our financial results are affected by economic conditions in this geographic area. The Upstate New York economy continues to be challenging manifesting in limited population and job growth. An extended decline in economic and business conditions in our markets could have a material impact on our loan portfolio or the demand for other products and services, which may have a material adverse effect on our net income.

Our Opportunities, Challenges and Risks

We believe that our growth will result from the execution of our customer centric strategy which positions us as our customers "Trusted Financial Advisor." Our Strategic Plan, which we refer to internally as our "Strategic Blueprint" was updated in 2004 with that focus.

We also believe that the consolidation of community banks will continue and, in that regard, we will continue to evaluate acquisition opportunities. We will also consider acquisition opportunities in other business lines, including, but not limited to, specialty finance, risk and wealth management. In the past, we have successfully integrated acquired companies and de novo (new) branches into our operations. If bank acquisition opportunities are limited in markets we wish to enter or expand our business, we will evaluate opening de novo branches.

Competition in the banking and financial services industry across Upstate New York is intense. We compete with commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies, mortgage brokerage firms and brokerage and investment banking firms. Many of these competitors (whether regional or national) have substantially greater resources and lending capacity than we do and may offer certain services that we do not or cannot provide.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are important to understanding the financial results that we report. Our accounting policies are described in Note 1 in the "Notes to Consolidated Financial Statements" presented in our 2005 Form 10-K. Our most complex accounting policies require judgment to determine the reported amount of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are applied consistently and that the process for changing those methodologies occurs in a controlled manner. A brief description of our current accounting policies involving significant management valuation judgments follows:

Allowance for Credit Losses

The allowance for credit losses represents our best estimate of expected losses in our loan and lease portfolio. In establishing our provision for credit losses, we consider the estimated net realizable value, the fair value of the underlying collateral, as well as several other factors including: (i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experiences, and (iii) expected loss in the event of default.

While we use available information to recognize losses on loans, additional credit loss provisions may be necessary based on numerous factors, including changes in economic conditions. To the best of our knowledge, the allowance for credit losses includes all losses that we believe are both probable and reasonable to estimate at the balance sheet date. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be incurred on our present loan and lease portfolio. Changes in the financial condition of individual borrowers, general economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the level of the allowance for credit losses.

Goodwill

We assess goodwill each year for impairment in accordance with SFAS No. 142. This assessment generally involves evaluating the estimated earnings from the related assets and liabilities of our business segments based upon the present value of future cash flows. If the estimated fair value of a business segment, to which we have allocated goodwill, is less than the financial statement value of that segment, we would take a charge against earnings to reduce the amount of the goodwill. In our 2005 evaluation of the impairment of goodwill, we did not identify any individual segment where the fair value was less than the financial statement value. A more detailed description of our methodology for testing goodwill for impairment and assumptions made can be found within the "Critical Accounting Estimates" section filed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2005 Form 10-K.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Overview

For the six months ended June 30, 2006 net income was $47.4 million, or $0.44 cents per diluted share. This represents a 5 percent increase in net income and a 7 percent increase in diluted earnings per share from 2005. Net income for the second quarter of 2006 was $24.8 million, or $0.23 per diluted share. These results compare to the $24.1 million or $0.22 per diluted share for the same period of 2005.

There were two significant and unusual items that impacted our earnings for the second quarter of 2006. Net interest income includes the recognition of $2.2 million in accretion due to the call of $37.5 million in Federal Home Loan Bank
(FHLB) borrowings that we assumed in connection with the Hudson River acquisition. In addition, salaries and benefits include $1.1 million of severance charges resulting from the implementation of certain process improvement efficiencies. Excluding the net benefit of these two items, net income for the six months ended June 30, 2006 would have been $46.7 million, or $0.43 per diluted share.

Given the constraints of our current operating environment, which includes a flatter (and at times inverted) yield curve and very competitive loan and deposit pricing, key trends noted during the first six months of the year include:

      o 12% annualized loan growth including double digit annualized increases in commercial and home equity balances;
      o A 6% annualized increase in deposits compared to year-end balances, including a 15% annualized increase in certificates of deposits;
      o A decline in the taxable equivalent net interest rate margin to 3.59% for the second quarter excluding the net interest income benefit of the called FHLB borrowing;
      o     Very favorable credit trends, and
      o Noninterest income at 30% of total revenues, driven by strong growth in our financial services businesses.

Analysis of Financial Condition as of June 30, 2006

Total assets increased from $8.06 billion at December 31, 2005 to $8.11 billion at June 30, 2006. Key factors included:

      o Higher yielding commercial loans represent an increasing percentage of our total loans;
      o Variable rate, Relationship-based home equity loans increased at a 21% annualized rate over the first six months of 2006;
      o Nonperforming loans decreased to $17.5 million at June 30, 2006 improving the ratio of our allowance for credit losses to nonperforming loans to 415%;
      o The interest rate driven shift in our deposit mix continued, with certificate of deposit balances increasing to 40% of deposits from 38% at December 31, 2005;
      o Noninterest bearing deposits increased to $628.5 million, a 12% annualized increase from December 31, 2005.

Lending Activities

Our loan portfolio is concentrated in commercial real estate and business lending, as well as residential mortgages. Our strategy calls for a continued emphasis on increasing commercial loan originations because of the higher yielding nature of these loans. We also actively market home equity loans given their low credit risk and relationship building benefits. The following table presents the composition of our loan portfolio at the dates indicated. The loan balances on this table include loans held for sale.

(Dollars in thousands)                        June 30, 2006                   December 31, 2005
                                       ----------------------------      ---------------------------
                                          Amount          Percent           Amount         Percent
                                       ------------    ------------      ------------   ------------
Commercial:
    Real estate                        $  1,788,709            32.1%     $  1,647,576           31.3%
    Construction                            206,578             3.7           222,907            4.2
    Business                                529,627             9.5           473,571            9.0
                                       ------------    ------------      ------------   ------------
        Total commercial loans            2,524,914            45.3         2,344,054           44.5
Residential real estate                   2,245,795            40.3         2,182,907           41.4
Home equity                                 446,562             8.0           403,340            7.7
Other consumer                              180,041             3.2           178,732            3.4
Specialized lending (1)                     177,375             3.2           159,759            3.0
                                       ------------    ------------      ------------   ------------
        Total loans and leases            5,574,687           100.0%        5,268,792          100.0%
                                       ------------    ------------      ------------   ------------
Net deferred costs and premiums              24,617                            19,847
Allowance for credit losses                 (72,662)                          (72,340)
                                       ------------                      ------------
        Total loans and leases, net    $  5,526,642                      $  5,216,299
                                       ============                      ============

(1) Includes commercial leases, financed insurance premiums and certain manufactured housing loans.

Total loan balances increased by $305.9 million from December 31, 2005 to June 30, 2006. This increase was driven by a 16% annualized overall commercial loan growth, including a 24% annualized increase in commercial business lending. We also had growth in both our residential mortgage and home equity portfolios which are key components of our customer relationship-based strategy.

Our overall credit quality continues to trend favorably. While our ratio of net charge-offs to average loans is 3 basis points above the 2005 second quarter, it is down 9 basis points from the fourth quarter of 2005 and 10 basis points below our five year average. Additionally, total nonperforming loans declined $4.4 million from December 31, 2005, resulting in an allowance for credit losses to non-accruing loan ratio of 415%.

Analysis of the Allowance for Credit Losses. The following table presents the analysis of the allowance for credit losses for the periods indicated.

                                                             Six months ended June 30,
                                                             ------------------------
(Dollars in thousands)                                          2006          2005
                                                              --------      --------
Balance at beginning of period ...........................    $ 72,340      $ 41,422
Net charge-offs:
  Charge-offs ............................................      (4,435)       (4,212)
  Recoveries .............................................         901         1,774
                                                              --------      --------
      Net charge-offs ....................................      (3,534)       (2,438)
Allowance obtained through acquisitions ..................          --        30,684
Provision for credit losses ..............................       3,856         3,201
                                                              --------      --------
Balance at end of period .................................    $ 72,662      $ 72,869
                                                              ========      ========
Ratio of annualized net charge-offs to average loans
  outstanding during the period ..........................        0.13%         0.10%
                                                              ========      ========
Ratio of annualized provision for credit losses to average
  loans outstanding during the period ....................        0.14%         0.13%
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

The following table presents our non-accruing loans and non-performing assets at the dates indicated.

(Dollars in thousands)                                          June 30,  December 31,
                                                                 2006         2005
                                                                --------  ------------
Non-accruing loans:
  Commercial real estate ...................................    $ 7,482     $ 6,755
  Commercial business ......................................      2,458       3,171
  Residential real estate ..................................      3,904       5,911
  Home equity ..............................................        620         567
  Other consumer ...........................................        592         953
  Specialized lending ......................................      2,473       4,573
                                                                -------     -------
    Total non-accruing loans ...............................     17,529      21,930
Real estate owned ..........................................      1,039         843
                                                                -------     -------
    Total non-performing assets ............................    $18,568     $22,773
                                                                =======     =======

Total non-accruing loans as a percentage of total loans ....       0.31%       0.41%
                                                                =======     =======
Total non-performing assets as a percentage of total assets        0.23%       0.28%
                                                                =======     =======
Allowance for credit losses to total loans .................       1.30%       1.37%
                                                                =======     =======
Allowance for credit losses to non-accruing loans ..........        415%        330%
                                                                =======     =======

Investment Activities

Given the flat yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings, we have been funding loan growth with cash flows from maturing investment securities. Therefore, securities available for sale decreased $287.9 million from December 31, 2005. Our investment portfolio remains well positioned to continue to provide a stable source of cash flow and limited earnings volatility, as the weighted average estimated life of securities available for sale at June 30, 2006 was 2.4 years.

Our securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate debt instruments. All of our investment securities are classified as available for sale and are recorded at fair value with unrealized gains or losses, net of the deferred tax effect, reported as increases or decreases in our stockholders' equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. Federal Funds sold and certain other short-term instruments are included in cash and cash equivalents.

Funding Activities

We continue to focus our efforts on deposit gathering and retention given the importance of this lower cost funding to support our loan growth. During the first half of 2006, our deposit balances increased $170.0 million, or 6% annualized. Although declining as a percent of total deposits, the amount of core deposits increased since December 31, 2005 due to a 12% annualized increase in noninterest bearing accounts. Certificates of deposit and money market accounts increased 16% on an annualized basis due to the continuing migration from lower cost core accounts and targeted marketing initiatives in connection with our opening five new branches during the last six months. We believe our strategic initiatives designed to drive core account growth are being realized in spite of the challenging interest rate environment, evidenced by a 4% annualized increase in the overall number of deposit accounts and improvement in our open/closed account ratio.

The following table depicts the composition of our deposits as of the dates indicated:

(Dollars in thousands)             June 30, 2006             December 31, 2005
                              ----------------------      ----------------------
                                Amount       Percent        Amount       Percent
                              ----------     -------      ----------     -------
Core Deposits:
 Savings .................    $1,585,934       28.1%      $1,619,187       29.6%
 Interest-bearing checking     1,189,275       21.0        1,182,995       21.6
 Noninterest-bearing .....       628,478       11.1          592,076       10.8
                              ----------     ------       ----------     ------
   Total core deposits ...     3,403,687       60.2        3,394,258       62.0
Certificates .............     2,245,620       39.8        2,085,154       38.0
                              ----------     ------       ----------     ------
   Total deposits ........    $5,649,307      100.0%      $5,479,412      100.0%
                              ==========     ======       ==========     ======

We reduced our wholesale borrowings by $113.4 million during the first six months as we expanded our base of municipal deposits and funded our loan growth with cash flow from our securities portfolio. While the margins on municipal deposits are narrow, these deposits currently carry a lower cost than new wholesale borrowings. Since December 31, 2005, our municipal deposits increased 15% to $353.9 million.

Equity Activities

We repurchased 2.5 million shares of our common stock during the first half of 2006. As of June 30, 2006, 6.1 million shares remain available for repurchase, including a 5.6 million share authorization from our Board of Directors announced near the end of the first quarter. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including market trends and prices and alternative uses for our capital.

We declared two common stock dividends totaling $0.22 per share, or $23.8 million. This represents a 22% increase over the first half of 2005 on a per share basis and a payout ratio of 50%.

Results of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005

The following table summarizes our net income, earnings per common share and other key financial ratios for the periods indicated:

                                            Three months ended             Six months ended
                                        --------------------------    ---------------------------
                                          June 30,       June 30,       June 30,        June 30,
                                            2006           2005           2006            2005
                                        -----------    -----------    -----------     -----------
(Dollars in thousands, except per
share amounts)

Net interest income ................    $    63,836    $    63,562    $   126,389     $   123,792
Noninterest income .................         27,802         20,401         53,713          38,812
                                        -----------    -----------    -----------     -----------
Total income .......................         91,638         83,963        180,102         162,604

Noninterest expense ................         52,072         46,161        103,981          90,014

Net income .........................         24,798         24,091         47,406          45,186

Earnings per common share:
  Basic ............................    $      0.23    $      0.22    $      0.44     $      0.41
  Diluted ..........................    $      0.23    $      0.22    $      0.44     $      0.41

Return on average assets, annualized           1.23%          1.22%          1.19%           1.18%
Return on average equity, annualized           7.27%          6.95%          6.97%           6.68%
Return on average tangible equity,
      annualized (1) ...............          16.28%         14.81%         15.58%          13.85%

(1) Tangible equity is defined as total stockholders' equity less goodwill and other intangibles assets.

Net Interest Income

The following table presents our condensed average balance sheet information as well as tax equivalent interest income and yields. A tax equivalent basis is used in order to provide the most comparative yields among all types of interest earning assets. That is, interest on tax-exempt securities and loans are restated as if the interest we earned was taxed at our statutory income tax rates adjusted for the non-deductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

                                                                         Three months ended June 30,
                                             -------------------------------------------------------------------------------------
                                                                 2006                                          2005
                                             ---------------------------------------      ----------------------------------------
                                               Average         Interest                     Average          Interest
(Dollars in thousands)                       outstanding        earned/        Yield/     outstanding         earned/        Yield/
                                               balance           paid           rate        balance            paid           rate
                                             -----------      -----------       ----      -----------       -----------       ----
Interest-earning assets:
  Loans and leases(1) ...................    $ 5,487,919      $    89,508       6.53%     $ 5,018,204       $    78,401       6.25%
  Securities available for sale and
    other investments(2) ................      1,543,195           15,943       4.13        1,827,220            16,524       3.62
                                             -----------      -----------       ----      -----------       -----------       ----
     Total interest-earning assets ......      7,031,114          105,451       6.00        6,845,424            94,925       5.55
                                             -----------      -----------       ----      -----------       -----------       ----
Allowance for credit losses .............        (72,653)                                     (73,320)
Noninterest-earning assets(3)(4) ........      1,124,333                                    1,162,511
                                             -----------                                  -----------
     Total assets .......................    $ 8,082,794                                  $ 7,934,615
                                             ===========                                  ===========

Interest-bearing liabilities:
  Savings deposits ......................    $ 1,585,764      $     5,764       1.46%     $ 1,675,953       $     4,217       1.01%
  Checking deposits .....................      1,181,493            5,262       1.79        1,187,863             3,197       1.08
  Certificates of deposit ...............      2,207,201           20,804       3.78        1,800,333            11,716       2.61
  Borrowed funds ........................      1,045,184            8,344       3.18        1,239,808            11,238       3.61
                                             -----------      -----------       ----      -----------       -----------       ----
     Total interest-bearing liabilities .      6,019,642           40,174       2.67        5,903,957            30,368       2.06
                                             -----------      -----------       ----      -----------       -----------       ----
Noninterest-bearing deposits ............        590,754                                      547,366
Other noninterest-bearing liabilities ...        105,051                                       93,393
                                             -----------                                  -----------
     Total liabilities ..................      6,715,447                                    6,544,716
Stockholders' equity(3) .................      1,367,347                                    1,389,899
                                             -----------                                  -----------
     Total liabilities and stockholders'
        equity ..........................    $ 8,082,794                                  $ 7,934,615
                                             ===========                                  ===========
Net interest income .....................                     $    65,277                                   $    64,557
                                                              ===========                                   ===========
Net interest rate spread ................                                       3.33%                                         3.49%
                                                                                ====                                          ====
Net earning assets ......................    $ 1,011,472                                  $   941,467
                                             ===========                                  ===========
Net interest rate margin ................                            3.71%                                         3.77%
                                                              ===========                                   ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities         116.80%                                      115.95%
                                             ===========                                  ===========

                                                                     Six months ended June 30,
                                           --------------------------------------------------------------------------
                                                             2006                                   2005
                                           -----------------------------------    -----------------------------------
                                             Average       Interest                 Average       Interest
                                           outstanding      earned/      Yield/   outstanding      earned/      Yield/
                                             balance         paid         rate      balance         paid         rate
                                           -----------    -----------     ----    -----------    -----------     ----
Interest-earning assets:
  Loans and leases(1) ...................  $ 5,404,588    $   175,086     6.50    $ 4,860,976    $   150,813     6.23%
  Securities available for sale and
    other investments(2) ................    1,599,273         32,512     4.07      1,779,450         31,443     3.54
                                           -----------    -----------     ----    -----------    -----------     ----
     Total interest-earning assets ......    7,003,861        207,598     5.95      6,640,426        182,256     5.50
                                           -----------    -----------     ----    -----------    -----------     ----
Allowance for credit losses .............      (72,532)                               (74,120)
Noninterest-earning assets(3)(4) ........    1,128,122                              1,128,824
                                           -----------                            -----------
     Total assets .......................  $ 8,059,451                            $ 7,695,130
                                           ===========                            ===========
Interest-bearing liabilities:
  Savings deposits ......................  $ 1,593,772    $    11,130     1.41    $ 1,638,918    $     8,077     0.99%
  Checking deposits .....................    1,165,095          9,540     1.65      1,188,542          6,120     1.04
  Certificates of deposit ...............    2,157,800         38,634     3.61      1,685,878         20,699     2.48
  Borrowed funds ........................    1,086,303         18,948     3.50      1,210,831         21,758     3.63
                                           -----------    -----------     ----    -----------    -----------     ----
     Total interest-bearing liabilities .    6,002,970         78,252     2.63      5,724,169         56,654     1.99
                                           -----------    -----------     ----    -----------    -----------     ----
Noninterest-bearing deposits ............      573,891                                515,050
Other noninterest-bearing liabilities ...      111,272                                 92,799
                                           -----------                            -----------
     Total liabilities ..................    6,688,133                              6,332,018
Stockholders' equity(3) .................    1,371,318                              1,363,112
                                           -----------                            -----------
     Total liabilities and stockholders'
        equity ..........................  $ 8,059,451                            $ 7,695,130
                                           ===========                            ===========
Net interest income .....................                 $   129,346                            $   125,602
                                                          ===========                            ===========
Net interest rate spread ................                                 3.32%                                  3.51%
                                                                          ====                                   ====
Net earning assets ......................  $ 1,000,891                            $   916,257
                                           ===========                            ===========
Net interest rate margin ................                        3.70%                                  3.79%
                                                          ===========                            ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities       116.67%                                116.01%
                                           ===========                            ===========

(1) Average outstanding balances are net of deferred costs and premiums and include loans held for sale.
(2)   Average outstanding balances are at amortized cost.
(3) Average outstanding balances include unrealized gains/losses on securities available for sale.
(4) Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Similar to other financial institutions, our net interest rate margin has been negatively impacted by various factors:

      o Pressures from the flatter (and at times inverted) yield curve, which caused the rates paid on our interest-bearing liabilities to increase faster than the yield received on our interest-earning assets;
      o The continuing shift in our deposit mix from lower paying core deposits to higher rate certificate and money market accounts; and
      o     The competitive environment for loans and deposits.

Net interest income for the second quarter includes the recognition of $2.2 million in accretion related to the call of $37.5 million of FHLB borrowings assumed in connection with the Hudson River acquisition. Excluding this benefit, the second quarter net interest margin of 3.59% represents an 18 basis point decline from the second quarter 2005, and the six month margin for 2006 of 3.63% represents a 16 basis point decline from the same period in 2005.

Provision for Credit Losses

During the first six months of 2006, our provision for credit losses of $3.9 million represented 13 basis points of average loans, consistent with the same period in 2005.

Noninterest Income

The following table sets forth information by category of noninterest income for the periods indicated:

                                             Three months ended               Six months ended
                                        ----------------------------    ----------------------------
                                          June 30,        June 30,         June 30,       June 30,
                                            2006            2005             2006           2005
                                        ------------    ------------    ------------    ------------
(Dollars in thousands)
Banking services                               9,983    $      9,448    $     19,034    $     17,437
Risk management services                      11,705           5,837          22,525          11,442
Employee benefits administration                 923              --           1,818              --
Wealth management services                     2,133           1,776           4,406           3,481
Lending and leasing                            1,969           1,770           3,716           3,346
Bank-owned life insurance                        753           1,072           1,503           2,128
Other                                            333             498             711             978
                                        ------------    ------------    ------------    ------------
     Total noninterest income                 27,802    $     20,401    $     53,713    $     38,812
                                        ============    ============    ============    ============

     As a % of total revenues                  30.34%          24.30%          29.82%          23.87%
                                        ============    ============    ============    ============

We are focused on increasing the ratio of noninterest income to total revenues in order to help mitigate the volatility created by fluctuations in the yield curve and the impact that has on our net income. Despite operating in a soft insurance market (defined as a competitive pricing environment),the increase in revenues from risk management services reflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inc. ("HLN") acquisition. Risk management (insurance) revenues have also benefited from increased referrals generated by an integrated relationship-based sales approach utilized by our commercial lenders and risk management sales teams. The increase in wealth management revenue is a result of our stepped up efforts within our branch network to have retail sales personnel licensed to sell our investment products. Expanding these businesses is one of our key strategic objectives, as they are an important component of our customer relationship-based strategy.

Our success with our customer relationship-based strategy is also reflected in the increase in banking service fees, which is a result of a rise in debit card transactions. Core deposit growth remains a key driver for continued build up in this important component of our revenue.

Other significant events impacting noninterest income variation year over year are as follows:

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

Noninterest Expense

The efficiency ratio, which is a standard banking industry metric used to measure the average cost required to earn one dollar of revenue, is computed by dividing noninterest expenses by the sum of net interest income and noninterest income. Improving the efficiency ratio is achieved through an increase in revenues and/or a corresponding decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in overall efficiency. As with any standard ratio, there are limitations inherent in this measure.

The following table shows the major components of operating expenses for the periods indicated:

                                            Three months ended                Six months ended
                                      -----------------------------     -----------------------------
                                        June 30,         June 30,         June 30,         June 30,
                                          2006             2005             2006             2005
                                      ------------     ------------     ------------     ------------
(Dollars in thousands)
Salaries and benefits                       30,411     $     23,677     $     60,013     $     45,886
Occupancy and equipment                      5,241            4,678           10,914            9,193
Technology and communications                5,109            4,827           10,103            8,891
Marketing and advertising                    1,792            2,143            3,579            3,854
Professional services                        1,069            1,802            1,932            4,346
Amortization of intangibles                  2,994            2,854            6,074            5,362
Other                                        5,456            6,180           11,366           12,482
                                      ------------     ------------     ------------     ------------
     Total noninterest expense              52,072     $     46,161     $    103,981     $     90,014
                                      ============     ============     ============     ============

     Efficiency Ratio                         56.8%            55.0%            57.7%            55.4%
                                      ============     ============     ============     ============

Increases in noninterest expenses for the three and six month periods of 2006 include:

      o $1.1 million of severance costs in the second quarter of 2006 resulting from the implementation of certain process improvement efficiencies;
      o Increased commissions attributable to revenue growth in risk and wealth management;
      o Incentive payments related to an increased level of cross-sell activity;
      o Increased occupancy costs related to opening de novo branches and a new regional market center in Western New York;
      o Additional compensation costs related to the expensing of stock options due to the implementation of SFAS 123(R), and;
      o     Operating costs associated with the acquisition of HLN and Burke
            Group.

The first quarter of 2005 includes $2.3 million of merger costs related to the acquisition of Hudson River Bancorp, Inc. The decrease in our professional services expense is primarily related to implementation costs associated with our Strategic Blueprint initiatives incurred during 2005.

Given the pressures on revenue growth, we have accelerated the implementation of certain strategic process improvement initiatives. During the second quarter we consolidated two branch locations and combined our two call centers. We will continue identifying potential areas of improvement including:

      o Consolidating other branches where we have overlap or duplication as a result of our more recent bank acquisitions;
      o     Evaluating cash supply levels;
      o     Further utilizing the benefits of electronic check presentment
            (Check 21).

We expect that these and other expense management efforts should reduce our efficiency ratio in the future.

Income Taxes

Our effective tax rate for the first half of 2006 declined to 34.4% as compared to 34.9% for the first half of 2005 due to the benefit of our expanding municipal banking business and the related increased investment in tax-advantaged securities and loans.

Liquidity and Capital Resources

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet day-to-day cash obligations and to allow us to meet the funding needs of our customers while minimizing the amount of excess liquidity balances because of the relatively low-yields we earn on those balances. Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and other short-term money market investments are our most liquid assets. The levels of those assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan commitment fundings, deposit outflows or the amount of debt maturing, additional sources of funds are available through the use of repurchase agreements, the sale of loans or investments or the use of our various lines of credit. As of June 30, 2006, our total of cash, interest-bearing demand accounts, federal funds sold and other money market investments was $157.9 million. In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies. Cash used for investing activities decreased to $52.0 million for the six months ended June 30, 2006 as compared to $207.3 million for the six months ended June 30, 2005 primarily as a result of our 2005 acquisition of Hudson River Bancorp, Inc. The use of cash for net loan growth was $312.6 million for the six months ended June 30, 2006 as compared to $136.9 million for the six months ended June 30, 2005. The net cash provided by securities, including maturities, partial pay downs, sales and purchases, was $274.5 million for the six months ended June 30, 2006 compared to $38.5 million for the six months ended June 30, 2005. The higher level of loan growth and the lower level of investment security purchase activity in 2006 reflects our strategy of funding loan growth with the cash flow generated from our investment securities.

We have a total of $920.7 million available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position. Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. In many cases, national market investors use the findings of the major credit rating agencies - Standard & Poor's, Moody's Investors Service, and Fitch - to guide their decisions. Our credit ratings are investment grade, and they substantiate our financial stability and consistency, over time, of our earnings. Fitch Rating has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customers' creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2006, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $339.4 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $10.6 million at the end of the second quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $447.5 million at June 30, 2006 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $203.6 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $57.6 million at June 30, 2006 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

At June 30, 2006, First Niagara exceeded all minimum regulatory capital requirements, as detailed in the following table:

                                                                                 To be well capitalized
                                                                Minimum          under prompt corrective
                                        Actual              capital adequacy        action provisions
                                 --------------------     --------------------   -----------------------
                                  Amount       Ratio       Amount       Ratio       Amount      Ratio
                                 --------    --------     --------    --------     --------   --------
(Dollars in thousands)
Tangible capital ........        $583,901        7.92%    $110,621        1.50%    $    N/A        N/A%
Tier 1 (core) capital ...         583,901        7.92      204,934        4.00      368,735       5.00
Tier 1 risk based capital         583,901       11.40          N/A         N/A      307,401       6.00
Total risk based capital          647,943       12.65      409,869        8.00      512,336      10.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Our primary market risk is interest rate risk, that is, the potential volatility of our earnings that arises from fluctuations in market interest rates. Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur can trigger repricings and changes in the pace of payments, which individually or in combination may affect our net interest income, positively or negatively.

Most of the yields on our interest earning assets, including floating-rate loans and investments, are related to market interest rates. So is our cost of funds, which includes the rates we pay on interest-bearing deposits and borrowings. Interest rate sensitivity occurs when the interest income (yields) we earn on our assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.

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

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable, interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve. The effects of changing the yield curve slope are not considered in the analysis. These estimates require us to make certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Given this, actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions:

                                     Calculated increase (decrease) at
                                               June 30, 2006
                                 ------------------------------------------
        Changes in                 Net interest
      interest rates                  income                 % Change
----------------------------     -----------------      -------------------

  (Dollars in thousands)

     +200 basis points             $    (4,883)                (2.02)%
     +100 basis points                  (2,022)                (0.84)
     -100 basis points                   1,130                  0.47
     -200 basis points                   1,678                  0.69

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------------------

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the repurchases of our common stock made during the second quarter of 2006:

                                                                          Total number of
                                                                        shares purchased as     Maximum number
                                                                         part of publicly        of shares yet
                           Number of shares      Average price per     announced repurchase     to be purchased
         Month                purchased              share paid              plans (1)          under the plans
----------------------     ----------------      -----------------     --------------------     ---------------
April                             347,800          $       13.98              4,304,539              7,095,461

May                             1,008,700                  13.87              5,313,239              6,086,761

June                               10,000                  13.99              5,323,239              6,076,761
                             ------------
Second quarter 2006             1,366,500          $       13.90
                             ============

Item 3. Defaults upon Senior Securities
--------------------------------------------------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

At our Annual Meeting of Stockholders on May 16, 2006 (Annual Meeting), the nominees for directors of the Company proposed were elected. Stockholders cast votes for those nominees as follows:

                                                           Number of Votes
                                                     ---------------------------
             Matter Considered                          For            Withheld
-----------------------------------------            ----------       ----------
Election of Directors
    Paul J. Kolkmeyer                                94,353,463        1,140,445
    Daniel J. Hogarty, Jr                            93,519,851        1,974,057
    James Miklinski                                  94,710,907          783,001
    Sharon D. Randaccio                              94,785,962          707,946
    David M. Zebro                                   94,820,381          673,527

The terms of Gordon P. Assad, John J. Bisgrove, Jr., Daniel W. Judge, Richard P. Koskey, Louise Woerner, G. Thomas Bowers, James W. Currie, William H. (Tony) Jones, B. Thomas Mancuso, and Robert G. Weber continued after the Annual Meeting.

In other business at the Annual Meeting, stockholders ratified the appointment of KPMG LLP as independent auditors for the year ending December 31, 2006. Stockholders cast votes for the ratification as follows:

                                                             Number of Votes
                                                        ------------------------
               Matter Considered                           For         Withheld
------------------------------------------------        ----------    ----------
Ratification of KPMG LLP as independent
    auditors for the Company for the year ending
    December 31, 2006                                   94,362,498       799,161

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

                                          FIRST NIAGARA FINANCIAL GROUP, INC.


Date: August 9, 2006                      By: /s/ Paul J. Kolkmeyer
                                              ----------------------------------
                                              Paul J. Kolkmeyer
                                              President and Chief Executive
                                              Officer


Date: August 9, 2006                      By: /s/ John R. Koelmel
                                              ----------------------------------
                                              John R. Koelmel
                                              Executive Vice President, Chief
                                              Financial Officer