Form 10-Q
period 2006-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2006-11-09
CIK 1051741

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

                For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

The Registrant had 10,739,703 shares of Common Stock, $0.01 par value, outstanding as of November 8, 2006.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2006
                                TABLE OF CONTENTS

Item Number                                                                               Page Number
-----------                                                                               -----------
                                     PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Condensed Consolidated Statements of Condition as of
       September 30, 2006 and December 31, 2005 (unaudited)..................................   3

     Condensed Consolidated Statements of Income for the
       three and nine months ended September 30, 2006 and 2005 (unaudited)...................   4

     Condensed Consolidated Statements of Comprehensive Income for the
       three and nine months ended September 30, 2006 and 2005 (unaudited)...................   5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
       for the nine months ended September 30, 2006 and 2005 (unaudited).....................   6

     Condensed Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2006 and 2005 (unaudited).............................   7

     Notes to Condensed Consolidated Financial Statements (unaudited)........................   8

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................................  16

3.   Quantitative and Qualitative Disclosures about Market Risk..............................  28

4.   Controls and Procedures.................................................................  29

                                        PART II - OTHER INFORMATION

1.   Legal Proceedings.......................................................................  29

1A.  Risk Factors............................................................................  29

2.   Unregistered Sales of Equity Securities and Use of Proceeds.............................  30

3.   Defaults Upon Senior Securities.........................................................  30

4.   Submission of Matters to a Vote of Security Holders.....................................  30

5.   Other Information.......................................................................  30

6.   Exhibits................................................................................  30

Signatures...................................................................................  31

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Condition
                                   (unaudited)

                                                                      September 30,    December 31,
                                                                           2006            2005
                                                                      -------------    ------------
                                                                       (In thousands, except share
                                Assets                                    and per share amounts)
Cash and cash equivalents .........................................    $   124,678     $   140,128
Securities available for sale .....................................      1,204,048       1,604,888
Loans held for sale ...............................................          4,479           3,811
Loans and leases, net .............................................      5,585,807       5,212,488
Premises and equipment, net .......................................         96,612          92,118
Bank-owned life insurance .........................................         78,953          76,667
Goodwill ..........................................................        698,947         698,636
Core deposit and other intangibles ................................         53,309          62,071
Other assets ......................................................        164,667         174,025
                                                                       -----------     -----------
               Total assets .......................................    $ 8,011,500     $ 8,064,832
                                                                       ===========     ===========

                 Liabilities and Stockholders' Equity
Liabilities:
  Deposits ........................................................    $ 5,581,474     $ 5,479,412
  Borrowings ......................................................        919,398       1,096,427
  Other liabilities ...............................................        126,750         114,570
                                                                       -----------     -----------
               Total liabilities ..................................      6,627,622       6,690,409
                                                                       -----------     -----------

Stockholders' equity:
    Preferred stock, $0.01 par value, 50,000,000 shares authorized;
      none issued .................................................             --              --
    Common stock, $0.01 par value, 250,000,000 shares authorized;
      120,044,736 shares issued in 2006 and 120,046,007 shares
      issued in 2005 ..............................................          1,200           1,200
    Additional paid-in capital ....................................      1,234,705       1,237,592
    Retained earnings .............................................        317,729         285,202
    Accumulated other comprehensive loss ..........................        (15,918)        (18,330)
    Common stock held by ESOP, 3,624,873 shares in 2006 and
      3,740,659 shares in 2005 ....................................        (27,308)        (28,150)
    Unearned compensation - restricted stock awards,
      368,599 shares in 2005 ......................................             --          (3,908)
    Treasury stock, at cost, 9,249,914 shares in 2006
      and 7,280,704 shares in 2005 ................................       (126,530)        (99,183)
                                                                       -----------     -----------
               Total stockholders' equity .........................      1,383,878       1,374,423
                                                                       -----------     -----------
               Total liabilities and stockholders' equity .........    $ 8,011,500     $ 8,064,832
                                                                       ===========     ===========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                                       Three months ended       Nine months ended
                                                                          September 30,           September 30,
                                                                      --------------------    --------------------
                                                                        2006        2005        2006        2005
                                                                      --------    --------    --------    --------
                                                                        (In thousands, except per share amounts)
Interest income:
   Loans and leases ..............................................    $ 91,715      80,547    $266,403     230,963
   Securities available for sale and other investments ...........      13,311      15,750      43,264      45,779
                                                                      --------    --------    --------    --------
             Total interest income ...............................     105,026      96,297     309,667     276,742

Interest expense:
   Deposits ......................................................      34,995      21,743      94,299      56,638
   Borrowings ....................................................       9,405      11,058      28,353      32,816
                                                                      --------    --------    --------    --------
             Total interest expense ..............................      44,400      32,801     122,652      89,454
                                                                      --------    --------    --------    --------

        Net interest income ......................................      60,626      63,496     187,015     187,288
Provision for credit losses ......................................       1,300       1,647       5,156       4,848
                                                                      --------    --------    --------    --------

             Net interest income after provision for credit losses      59,326      61,849     181,859     182,440
                                                                      --------    --------    --------    --------

Noninterest income:
   Banking services ..............................................       9,861      10,115      28,895      27,552
   Risk management services ......................................      10,855       8,213      33,380      19,655
   Wealth management services ....................................       1,990       1,700       6,396       5,181
   Lending and leasing ...........................................       1,608       1,923       5,324       5,269
   Employee benefits administration ..............................       1,012         362       2,830         362
   Gain on sale of manufactured housing loans ....................       2,954          --       2,954          --
   Gain on sale of real estate partnership .......................          --       1,377          --       1,377
   Bank-owned life insurance .....................................         774         965       2,277       3,093
   Other .........................................................         548         985       1,259       1,963
                                                                      --------    --------    --------    --------
             Total noninterest income ............................      29,602      25,640      83,315      64,452
                                                                      --------    --------    --------    --------

Noninterest expense:
   Salaries and employee benefits ................................      31,436      26,006      91,449      71,892
   Occupancy and equipment .......................................       5,538       5,091      16,452      13,982
   Technology and communications .................................       5,117       4,765      15,220      13,919
   Marketing and advertising .....................................       1,775       1,718       5,354       6,064
   Professional services .........................................         929       1,685       2,861       5,539
   Amortization of  core deposit and other intangibles ...........       2,890       3,254       8,964       8,616
   Other .........................................................       5,410       5,289      16,776      17,810
                                                                      --------    --------    --------    --------
             Total noninterest expense ...........................      53,095      47,808     157,076     137,822
                                                                      --------    --------    --------    --------

             Income before income taxes ..........................      35,833      39,681     108,098     109,070
Income taxes .....................................................      12,275      15,508      37,134      39,711
                                                                      --------    --------    --------    --------

        Net income ...............................................    $ 23,558      24,173    $ 70,964      69,359
                                                                      ========    ========    ========    ========

Earnings per common share:
              Basic ..............................................    $   0.22        0.22    $   0.66        0.63
              Diluted ............................................    $   0.22        0.22    $   0.66        0.63

Weighted average common shares outstanding:
              Basic ..............................................     106,599     110,227     107,206     109,859
              Diluted ............................................     107,548     111,239     108,176     110,858

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                    Three months ended         Nine months ended
                                                                       September 30,              September 30,
                                                                   ---------------------     ---------------------
                                                                     2006         2005         2006         2005
                                                                   --------     --------     --------     --------
                                                                                   (In thousands)
Net income ....................................................    $ 23,558       24,173     $ 70,964       69,359

Other comprehensive income (loss), net of income taxes:
    Securities available for sale:
        Net unrealized gains (losses) arising during the period       9,518       (6,927)       2,412       (9,898)
        Reclassification adjustment for realized gains (losses)
           included in net income .............................          --            2           --           (1)
                                                                   --------     --------     --------     --------

                                                                      9,518       (6,925)       2,412       (9,899)
  Minimum pension liability adjustment ........................          --           --           --          121
                                                                   --------     --------     --------     --------

        Total other comprehensive income (loss) ...............       9,518       (6,925)       2,412       (9,778)
                                                                   --------     --------     --------     --------
           Total comprehensive income .........................    $ 33,076       17,248     $ 73,376       59,581
                                                                   ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                Accumulated
                                                  Additional                      other
                                      Common        paid-in       Retained     comprehensive
                                       stock        capital       earnings         loss
                                    ----------    ----------     ----------    -------------
                                          (In thousands, except per share amounts)
Balances at January 1, 2006 ....    $    1,200     1,237,592        285,202        (18,330)

Net income .....................            --            --         70,964             --
Total other comprehensive
   income, net .................            --            --             --          2,412
Adoption of SFAS No. 123(R) ....            --        (3,908)            --             --
Purchase of treasury stock .....            --            --             --             --
Exercise of stock options, net .            --           519         (1,858)            --
ESOP shares committed to be
   released ....................            --           812             --             --
Restricted stock awards, net ...            --        (1,548)            --             --
Stock option expense ...........            --         1,238             --             --
Common stock dividend of
   $0.34 per share .............            --            --        (36,579)            --
                                    ----------    ----------     ----------     ----------

Balances at September 30, 2006 .    $    1,200     1,234,705        317,729        (15,918)
                                    ==========    ==========     ==========     ==========

                                      Common        Unearned
                                      stock      compensation-
                                     held by       Restricted      Treasury
                                       ESOP       stock awards      stock           Total
                                    ----------   -------------    ----------     ----------
                                            (In thousands, except per share amounts)
Balances at January 1, 2006 ....       (28,150)        (3,908)       (99,183)     1,374,423

Net income .....................            --             --             --         70,964
Total other comprehensive
   income, net .................            --             --             --          2,412
Adoption of SFAS No. 123(R) ....            --          3,908             --             --
Purchase of treasury stock .....            --             --        (34,509)       (34,509)
Exercise of stock options, net .            --             --          4,161          2,822
ESOP shares committed to be
   released ....................           842             --             --          1,654
Restricted stock awards, net ...            --             --          3,001          1,453
Stock option expense ...........            --             --             --          1,238
Common stock dividend of
   $0.34 per share .............            --             --             --        (36,579)
                                    ----------     ----------     ----------     ----------

Balances at September 30, 2006 .       (27,308)            --       (126,530)     1,383,878
                                    ==========     ==========     ==========     ==========

                                                                                Accumulated
                                                  Additional                       other
                                      Common       paid-in        Retained     comprehensive
                                       stock       capital        earnings         loss
                                    ----------    ----------     ----------    -------------
                                           (In thousands, except per share amounts)
Balances at January 1, 2005 ....    $      843       751,175        238,048         (5,437)
Net income .....................            --            --         69,359             --
Total other comprehensive
   loss, net ...................            --            --             --         (9,778)
Common stock issued
   for the acquisition of
   Hudson River Bancorp ........           357       484,093             --             --
Treasury shares issued for the
   acquisition of Hatch Leonard
   Naples, Inc. ................            --           215             --             --
Purchase of treasury shares ....            --            --             --             --
Exercise of stock options, net .            --           647         (3,214)            --
ESOP shares committed
   to be released ..............            --           743             --             --
Restricted stock awards, net ...            --           326             --             --
Common stock dividend
   of $0.28 per share ..........            --            --        (31,416)            --
                                    ----------    ----------     ----------     ----------

Balances at September 30, 2005 .    $    1,200     1,237,199        272,777        (15,215)
                                    ==========    ==========     ==========     ==========

                                      Common        Unearned
                                      stock      compensation-
                                     held by       Restricted      Treasury
                                       ESOP       stock awards       stock          Total
                                    ----------   -------------    ----------     ----------

Balances at January 1, 2005 ....       (29,275)        (3,173)       (24,019)       928,162
Net income .....................            --             --             --         69,359
Total other comprehensive
   loss, net ...................            --             --             --         (9,778)
Common stock issued
   for the acquisition of
   Hudson River Bancorp ........            --             --             --        484,450
Treasury shares issued for the
   acquisition of Hatch Leonard
   Naples, Inc. ................            --             --          5,785          6,000
Purchase of treasury shares ....            --             --        (71,040)       (71,040)
Exercise of stock options, net .            --             --          5,068          2,501
ESOP shares committed
   to be released ..............           843             --             --          1,586
Restricted stock awards, net ...            --         (1,663)         2,483          1,146
Common stock dividend
   of $0.28 per share ..........            --             --             --        (31,416)
                                    ----------     ----------     ----------     ----------

Balances at September 30, 2005 .       (28,432)        (4,836)       (81,723)     1,380,970
                                    ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Nine months ended September 30,
                                                                           2006            2005
                                                                       -----------     -----------
Cash flows from operating activities:                                        (In thousands)
  Net Income ......................................................    $    70,964     $    69,359
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of fees and discounts, net .....................            360           2,906
      Provision for credit losses .................................          5,156           4,848
      Depreciation of premises and equipment ......................          9,062           8,320
      Amortization of core deposit and other intangibles ..........          8,965           8,616
      Origination of loans held for sale ..........................        (45,470)        (42,318)
      Proceeds from sales of loans held for sale ..................         72,253          44,786
      (Gain) loss on sales of loans ...............................         (2,738)             71
      Gain on sale of real estate partnership .....................             --          (1,377)
      ESOP and stock based compensation expense, net ..............          4,560           2,767
      Deferred income tax expense .................................          7,816           9,211
      Net increase in other assets ................................         (6,188)        (10,952)
      Net increase in other liabilities ...........................         10,611          47,528
                                                                       -----------     -----------
        Net cash provided by operating activities .................        135,351         143,765
                                                                       -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale ............             --           3,002
  Proceeds from maturities of securities available for sale .......        293,046         250,852
  Principal payments received on securities available for sale ....        162,498         178,262
  Purchases of securities available for sale ......................        (50,953)       (352,373)
  Net increase in loans ...........................................       (399,668)       (233,072)
  Proceeds from surrender of bank-owned life insurance ............             --          42,119
  Acquisitions, net of cash and cash equivalents ..................             --        (118,404)
  Other, net ......................................................        (17,840)        (11,296)
                                                                       -----------     -----------
        Net cash used in investing activities .....................        (12,917)       (240,910)
                                                                       -----------     -----------

Cash flows from financing activities:
  Net increase in deposits ........................................        102,062         231,581
  Repayments of short-term borrowings, net ........................       (185,121)        (88,029)
  Proceeds from long-term borrowings ..............................         84,125         185,000
  Repayments of long-term borrowings ..............................        (70,665)        (38,553)
  Proceeds from exercise of stock options .........................          2,028           1,613
  Excess tax benefit from stock based compensation ................            775           1,187
  Purchase of treasury stock ......................................        (34,509)        (71,040)
  Dividends paid on common stock ..................................        (36,579)        (31,416)
                                                                       -----------     -----------
       Net cash (used in) provided by financing activities ........       (137,884)        190,343
                                                                       -----------     -----------

Net (decrease) increase in cash and cash equivalents ..............        (15,450)         93,198
Cash and cash equivalents at beginning of period ..................        140,128          67,642
                                                                       -----------     -----------
Cash and cash equivalents at end of period ........................    $   124,678     $   160,840
                                                                       ===========     ===========

  Cash paid during the period for:
    Income taxes ..................................................    $    34,770     $    25,711
    Interest expense ..............................................        123,525          86,274
  Non-cash activity:
    Loans transferred to held for sale ............................    $    26,395     $        --
  Acquisitions and dispositions of non-cash assets and liabilities:
    Assets acquired, net of dispositions ..........................    $        --     $ 2,786,672
    Liabilities assumed, net of dispositions ......................             --       2,166,765

See accompanying notes to condensed consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The accompanying condensed consolidated financial statements of First Niagara Financial Group, Inc. ("FNFG") and its wholly owned subsidiary First Niagara Bank ("First Niagara") have been prepared using U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for a full year presentation. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2006 do not necessarily reflect the results that may be expected for the year ending December 31, 2006. Certain reclassification adjustments were made to the 2005 financial statements to conform them to the 2006 presentation. FNFG and First Niagara are referred to collectively as "the Company," "we" or "our."

(1)   Stock-Based Compensation

We offer several stock-based incentive plans which are described below.

Stock Option Plans. We have two stock-based compensation plans under which options may be granted to directors and key employees. The 1999 Stock Option Plan authorizes the issuance of up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes the issuance of up to 8,020,454 shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. As of September 30, 2006, both stock options and stock awards have been granted under the 2002 plan. Under both plans, stock options have been granted with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At September 30, 2006, there were 4,841,171 shares available for grant under these plans.

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

Long-Term Performance Plan. We also have a Long-Term Performance Plan (the "LTIP Plan") which provides our key executives with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. This plan is a multi-year performance plan, with cash and share-based incentive award opportunities if specific performance targets are met. For the three year performance period beginning in 2005 these performance metrics include the achievement of total revenue, earnings per share growth, return on assets and total shareholder return targets, as well as certain Strategic Plan initiatives specified by the Board of Directors. The LTIP Plan will be funded by shares previously approved and authorized under our existing stock-based compensation plans. We allocated 87,401 shares in September 2006 and 42,400 shares during 2005 for potential future rewards.

At September 30, 2006, we held more than 9.2 million shares of our stock as treasury shares. This is more than adequate to meet the share requirements of our current stock-based compensation plans. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the first nine months of 2006 we repurchased 2.5 million shares of our stock. As of September 30, 2006, we are authorized to repurchase an additional 6,076,761 shares under the current program. During the first nine months of 2006 we issued 541,871 shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

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

In the adoption of SFAS No. 123(R), we utilized the modified prospective approach which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, any unvested stock awards granted prior to that date are expensed as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123. For restricted stock awards we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Our results for the nine month period ended September 30, 2006 include share-based compensation expense totaling $2.9 million. This amount has been recorded in salaries and employee benefits expense in the Condensed Consolidated Statement of Income.

The following table shows the effect on net income and earnings per share as if we had adopted the fair value provisions of SFAS No. 123 for all outstanding and unvested awards in the comparable prior year period (in thousands, except per share amounts):

                                                         Three months ended  Nine months ended
                                                         September 30, 2005  September 30, 2005
                                                         ------------------  ------------------
Net income as reported                                     $       24,173      $       69,359
    Add: Stock-based compensation expense
         included in net income, net of
         related income tax effects                                   234                 708
    Deduct: Stock-based compensation expense
         determined under the fair-value based
         method, net of related income tax effects                   (639)             (1,779)
                                                           --------------      --------------

    Pro forma net income                                   $       23,768      $       68,288
                                                           ==============      ==============

Basic earnings per common share:
    As reported                                            $         0.22      $         0.63
    Pro forma                                                        0.22                0.62

Diluted earnings per common share:
    As reported                                            $         0.22      $         0.63
    Pro forma                                                        0.21                0.61

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

Stock Option Awards

The following is a summary of stock option activity during the nine months ended September 30, 2006:

                                                                     Weighted
                                                   Number of         average
                                                    shares        Exercise price
                                                 ------------     --------------

      Outstanding at January 1, 2006                4,408,823      $       9.89

         Granted                                      318,738             14.79
         Exercised                                   (311,921)             6.82
         Forfeited                                   (156,700)            13.11
                                                 ------------

      Outstanding at September 30, 2006             4,258,940      $      10.36
                                                 ============

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The following is a summary of stock options outstanding at September 30, 2006:

                                                   Weighted         Weighted                            Weighted
                                                    average         average                             average
                                    Options        exercise        remaining           Options          exercise
     Exercise price               outstanding        price        life (years)       exercisable          price
--------------------------       ------------      --------       ------------       -----------        --------
$3.49 - $4.16                      1,099,628       $   3.87           3.10             1,099,628        $   3.87
$4.87 - $12.87                     1,078,874          10.69           6.46               816,549           10.01
$12.91 - $13.28                    1,385,090          13.02           8.13               546,874           13.10
$13.52 - $16.21                      695,348          14.79           8.63               216,582           14.84
                                 -----------                                         -----------

                     Total         4,258,940       $  10.36           6.49             2,679,633        $   8.51
                                 ===========                                         ===========

                                                                                        Weighted
                                                                                        average
                                                                   Aggregate           remaining
                                                                   intrinsic          contractual
                                           Total shares            value (1)              term
                                           ------------            ---------          -----------
     Options outstanding                     4,258,940           $ 18,307,000          6.49 years
     Options currently exercisable           2,679,633             16,422,000          5.29 years

(1) Intrinsic value is defined as the difference between the fair market value of our stock at September 30, 2006 and the weighted average exercise price of the stock award.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $2.3 million. As of September 30, 2006, we have $5.0 million of unrecognized compensation cost related to unvested options granted. We expect this cost to be recognized over a weighted average period of
1.4 years.

To estimate the fair value of our stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of stock options granted for the periods indicated as well as the weighted-average assumptions utilized to compute the fair value of the options:

                                                         Nine months ended
                                                           September 30,
                                                    --------------------------
                                                       2006            2005
                                                    ----------      ----------

      Options granted                                  318,738       1,343,970
      Grant date weighted average fair value
         per share                                  $     3.64      $     3.50
      Grant date weighted average share price       $    14.79      $    13.05
      Expected forfeiture of unvested options               10%             10%
      Dividend yield                                      3.23%           2.75%
      Risk-free interest rate                             4.76%           4.04%
      Expected volatility factor                         27.80%          29.30%
      Expected life (in years)                            6.50            6.50

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

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Restricted Stock Awards

We expense the value of restricted stock grants over the applicable vesting periods. At September 30, 2006 we have $6.0 million of unrecognized compensation cost related to unvested awards granted under the RRP Plan. We expect this cost to be recognized over a weighted average period of 2.1 years.

The following is a summary of restricted stock activity during the nine month period ended September 30, 2006:

                                                                     Weighted
                                                    Number of     average grant
                                                     shares      date fair value
                                                    ---------    ---------------

      Unvested at January 1, 2006                    368,599        $  12.89
         Awarded                                     237,022           14.84
         Vested                                     (133,841)          11.98
         Forfeited                                    (2,961)          15.23
                                                    --------

      Unvested at September 30, 2006                 468,819        $  14.12
                                                    ========

(2)   Earnings Per Share

The computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                        Three months ended          Nine months ended
                                                          September 30,               September 30,
                                                     -----------------------     -----------------------
                                                        2006          2005          2006          2005
                                                     ---------     ---------     ---------     ---------
Net income available to common shareholders          $  23,558        24,173     $  70,964        69,359
                                                     =========     =========     =========     =========

  Weighted average common shares outstanding:
     Total shares issued                               120,045       120,046       120,045       118,344
     Unallocated ESOP shares                            (3,663)       (3,817)       (3,701)       (3,856)
     Unvested restricted stock awards                     (323)         (388)         (328)         (397)
     Treasury shares                                    (9,460)       (5,614)       (8,810)       (4,232)
                                                     ---------     ---------     ---------     ---------
        Total basic weighted average
           common shares outstanding                   106,599       110,227       107,206       109,859

     Incremental shares from assumed exercise
        of stock options                                   881           936           865           897
     Incremental shares from assumed vesting
        of restricted stock awards                          68            76           105           102
                                                     ---------     ---------     ---------     ---------
        Total diluted weighted average
           common shares outstanding                   107,548       111,239       108,176       110,858
                                                     =========     =========     =========     =========

Basic and diluted earnings per share                 $    0.22          0.22     $    0.66          0.63
                                                     =========     =========     =========     =========
Anti-dilutive stock options and restricted stock
awards excluded from the diluted weighted average
common share calculations                                  484           332         1,322           314
                                                     =========     =========     =========     =========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(3)   Loans Held for Sale

Our accounting policy for loans originated and intended for sale in the secondary market is to record such loans at the lower of the aggregate cost or market value based upon observable market prices or prices obtained from a third party. Any subsequent decreases in market value are recognized as a charge to earnings at the time the decline in value occurs. Gains and losses on sales of loans held for sale are generally included in Lending and Leasing Income.

(4)   Pension and Other Postretirement Plans

Net pension and postretirement cost (benefit), which is recorded within salaries and employee benefits expense in the Condensed Consolidated Statements of Income, is comprised of the following (in thousands):

                                                                       Pension plans
                                                        -------------------------------------------
                                                         Three months ended      Nine months ended
                                                            September 30,          September 30,
                                                        -------------------     -------------------
                                                           2006        2005        2006        2005
                                                        -------     -------     -------     -------
Interest cost                                           $   910         964     $ 2,729       2,891
Expected return on plan assets                           (1,411)     (1,396)     (4,233)     (4,188)
Amortization of unrecognized loss                           135          95         422         286
Amortization of unrecognized prior service liability         --           4          --          12
                                                        -------     -------     -------     -------

     Net pension benefit                                $  (366)       (333)    $(1,082)       (999)
                                                        =======     =======     =======     =======

                                                                  Other postretirement plans
                                                        -------------------------------------------
                                                        Three months ended       Nine months ended
                                                            September 30,          September 30,
                                                        -------------------     -------------------
                                                          2006        2005        2006        2005
                                                        -------     -------     -------     -------
Interest cost                                           $   122         125     $   366         375
Expected return on plan assets                               --          --          --          --
Amortization of unrecognized loss                            40          25         119          76
Amortization of unrecognized prior service liability        (16)        (16)        (48)        (48)
                                                        -------     -------     -------     -------

     Net postretirement cost                            $   146         134     $   437         403
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

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(5)   Segment Information

We have two business segments, banking and financial services. The financial services segment includes our risk (insurance), employee benefits administration and wealth management operations. The banking segment includes all of our other operations. Predominantly all of our assets relate to our banking segment. Selected information for our segments follows (in thousands):

                                                                 Financial                     Consolidated
                                                   Banking       Services     Eliminations        total
                                                 -----------    -----------   ------------     ------------
For the three months ended:
September 30, 2006
    Net interest income                          $    60,517    $       109    $        --     $    60,626
    Provision for credit losses                        1,300             --             --           1,300
                                                 -----------    -----------    -----------     -----------
       Net interest income after provision
         for credit losses                            59,217            109             --          59,326
    Noninterest income                                15,742         13,889            (29)         29,602
    Amortization of core deposit and
       other intangibles                               1,880          1,010             --           2,890
    Other noninterest expense                         39,371         10,863            (29)         50,205
                                                 -----------    -----------    -----------     -----------
       Income before income taxes                     33,708          2,125             --          35,833
    Income tax expense                                11,425            850             --          12,275
                                                 -----------    -----------    -----------     -----------
       Net income                                $    22,283    $     1,275    $        --     $    23,558
                                                 ===========    ===========    ===========     ===========

For the three months ended:
September 30, 2005
    Net interest income                          $    63,487    $         9    $        --     $    63,496
    Provision for credit losses                        1,647             --             --           1,647
                                                 -----------    -----------    -----------     -----------
       Net interest income after provision
         for credit losses                            61,840              9             --          61,849
    Noninterest income                                15,350         10,314            (24)         25,640
    Amortization of core deposit and
       other intangibles                               2,330            924             --           3,254
    Other noninterest expense                         36,405          8,173            (24)         44,554
                                                 -----------    -----------    -----------     -----------
       Income before income taxes                     38,455          1,226             --          39,681
    Income tax expense                                15,017            491             --          15,508
                                                 -----------    -----------    -----------     -----------
       Net income                                $    23,438    $       735    $        --     $    24,173
                                                 ===========    ===========    ===========     ===========

For the nine months ended:
September 30, 2006
    Net interest income                          $   186,821    $       194    $        --     $   187,015
    Provision for credit losses                        5,156             --             --           5,156
                                                 -----------    -----------    -----------     -----------
       Net interest income after provision
         for credit losses                           181,665            194             --         181,859
    Noninterest income                                40,701         42,697            (83)         83,315
    Amortization of core deposit and
       other intangibles                               5,685          3,279             --           8,964
    Other noninterest expense                        114,581         33,614            (83)        148,112
                                                 -----------    -----------    -----------     -----------
       Income before income taxes                    102,100          5,998             --         108,098
    Income tax expense                                34,735          2,399             --          37,134
                                                 -----------    -----------    -----------     -----------
       Net income                                $    67,365    $     3,599    $        --     $    70,964
                                                 ===========    ===========    ===========     ===========

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                                 Financial                     Consolidated
                                                   Banking        Services    Eliminations        total
                                                 -----------    -----------   ------------     ------------
For the nine months ended:
September 30, 2005
    Net interest income                          $   187,274    $        14    $        --     $   187,288
    Provision for credit losses                        4,848             --             --           4,848
                                                 -----------    -----------    -----------     -----------
       Net interest income after provision
         for credit losses                           182,426             14             --         182,440
    Noninterest income                                39,174         25,348            (70)         64,452
    Amortization of core deposit and
       other intangibles                               6,730          1,886             --           8,616
    Other noninterest expense                        109,599         19,677            (70)        129,206
                                                 -----------    -----------    -----------     -----------
       Income before income taxes                    105,271          3,799             --         109,070
    Income tax expense                                38,191          1,520             --          39,711
                                                 -----------    -----------    -----------     -----------
       Net income                                $    67,080    $     2,279    $        --     $    69,359
                                                 ===========    ===========    ===========     ===========

(6)   Manufactured Housing Loan Sale

On July 21, 2006, we completed the sale of $24.7 million of manufactured housing loans that were included in the assets acquired with the Hudson River Bancorp, Inc. in January 2005. We had not originated any new loans for that portfolio and the carrying amount of the loans had accordingly been reduced from the originally acquired amount of $35.2 million. During the second quarter of 2006, we decided to sell the remaining loans and, as a result, reclassified the net carrying amount of the loans to our loans held for sale portfolio. The gain on sale recognized in the third quarter of 2006 was $3.0 million.

(7)   Recently Issued Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board released Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" which requires us to a) recognize in our financial statements an asset for a plan's overfunded status or a liability for a plan's underfunded status; b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and c) recognize changes in the funded status of a defined benefit postretirement plan through comprehensive income in the year in which the changes occur. While Statement No. 158 is generally effective for public companies with fiscal years ending after December 15, 2006, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. While we are currently evaluating the effect of the guidance contained in this Statement, we do not expect the implementation to have a material impact on our consolidated financial statements.

               First Niagara Financial Group, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The SEC staff recently released SEC Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. The SAB allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board released Statement No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. While we are currently evaluating the effect of the guidance contained in this Statement, we do not expect the implementation to have a material impact on our consolidated financial statements.

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

OVERVIEW

Who We Are

FNFG is a Delaware corporation and financial holding company serving both retail and commercial customers through our one bank subsidiary, First Niagara, which is a federally chartered savings bank subject to the Office of Thrift Supervision regulation. We are positioned as one of the leading community banks in Upstate New York, providing our customers with banking and financial services. First Niagara has, among its subsidiaries, a wholly owned insurance agency, First Niagara Risk Management, and a wholly owned full service benefits administration and consulting firm, First Niagara Benefits Consulting.

Principal Products and Services and Locations of Operations

First Niagara is a multi market community banking and financial services company that provides our customers with a full range of products and services. These products include residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as various consumer and commercial deposit products. Additionally, we offer risk management (insurance) and wealth management products and services.

We actively seek to deepen relationships with our customers, many of whom use more than one of these products and services. We operate 119 full-service banking offices, 160 ATMs and two loan production offices across Upstate New York.

Information About Our Business and the Industry

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

We also derive a significant amount of noninterest income from our banking and financial services activities. In order to minimize the volatility caused by changes in the interest rate environment we continue to diversify our revenue sources through our customer focused strategy and by acquiring other financial services companies that provide sources of noninterest income.

How Economic Factors Impact Us

Our business is concentrated in Upstate New York, therefore, our financial results are affected by economic conditions in this geographic area. The Upstate New York economy continues to be challenged by a downsizing manufacturing sector and an environment of high operating costs. These factors, coupled with the general migration to the Southern and Western areas of the United States for both cost and quality of life reasons, have caused job growth in the Upstate markets to noticeably lag other parts of the country. Because of this environment, opportunities to grow and expand our business are primarily a function of product and customer experience differentiation as opposed to economic growth. If we are unable to sustain this competitive posture or if the economic and business conditions in our markets further deteriorate, both our ability to grow our business, as well as the quality of our loan portfolio, could materially impact our financial results.

Our Opportunities, Challenges and Risks

We believe that our growth will result from the execution of our customer centric strategy which positions us as our customers "Trusted Financial Advisor." Our Strategic Plan, which we refer to internally as our "Strategic Blueprint" continues to be executed with that focus.

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

While we use available information to recognize losses on loans, additional credit loss provisions may be necessary based on numerous factors, including changes in economic conditions. To the best of our knowledge, the allowance for credit losses includes all losses that we believe are both probable and reasonable to estimate at the balance sheet date. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be incurred from our present loan and lease portfolio. Changes in the financial condition of individual borrowers, general economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the level of our allowance for credit losses.

Goodwill

We assess goodwill each year for impairment in accordance with SFAS No. 142. This assessment generally involves evaluating the estimated earnings from the related assets and liabilities of our business segments based upon the present value of future cash flows. If the estimated fair value of a business segment, to which we have allocated goodwill, is less than the financial statement carrying value of that segment, we would take a charge against earnings to reduce the value of the goodwill. In our 2005 evaluation of the impairment of goodwill, we did not identify any individual segment where the fair value was less than the financial statement carrying value. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the "Critical Accounting Estimates" section filed in
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2005 Form 10-K.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Overview

Net income for the third quarter of 2006 was $23.6 million, or $0.22 per diluted share. The results compare to net income of $24.2 million or $0.22 per diluted share for the same period of 2005. For the nine months ended September 30, 2006 net income was $71.0 million, or $0.66 per diluted share. For the nine month period, this represents a 2 percent increase in net income and a 5 percent increase in diluted earnings per share from 2005.

There were two significant and unusual items that impacted our earnings in the third quarter of 2006. First was the sale of $24.7 million of manufactured housing loans, acquired as part of the Hudson River acquisition, at a gain and the related decrease in interest income from that portfolio. Second was the reduction in the number of members of the Board of Directors from 15 to 10 which resulted in the recognition of additional compensation expense of $1.9 million for the retiring directors. Two unusual items impacting the 2005 third quarter results include a $1.4 million pre-tax gain from the sale of a real-estate joint venture, as well as a $1.4 million tax charge from the surrender of bank owned life insurance policies.

Given the constraints of our current operating environment, which includes a flatter (and at times inverted) yield curve and very competitive loan and deposit pricing, key trends noted during the first nine months of the year include:

      o 9% annualized loan growth, including double digit annualized increases in commercial and home equity balances;
      o A 2% annualized increase in deposits compared to year-end balances, including an 8% annualized increase in higher cost certificates of deposits;
      o A decline in the taxable equivalent net interest rate margin to 3.54% for the third quarter;
      o     Very favorable credit trends; and
      o Noninterest income at 31% of total revenues, driven by strong growth in our financial services businesses.

Analysis of Financial Condition as of September 30, 2006

Total assets were $8.0 billion at September 30, 2006 as compared to $8.1 billion at December 31, 2005. Key trends include:

      o Higher yielding commercial loans represent an increasing percentage of our total loans;
      o Variable rate, relationship-based home equity loans increased at a 20% annualized rate over the first nine months of 2006;
      o Deleveraging of our balance sheet, resulting in reductions of $400.8 million in investment securities and $187.2 million in wholesale borrowings since December 31, 2005;
      o The interest rate driven shift in our deposit mix, with certificate of deposit balances increasing to 40% of deposits from 38% at December 31, 2005;
      o Noninterest bearing deposits increased to $628.3 million, an 8% annualized increase from December 31, 2005.

Loans

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

(Dollars in thousands)                     September 30, 2006                      December 31, 2005
                                     -----------------------------         -----------------------------
                                         Amount            Percent             Amount            Percent
                                     ------------          -------         ------------          -------
Commercial:
     Real estate                     $  1,802,423             32.0 %       $  1,647,576             31.3 %
     Construction                         234,888              4.2              222,907              4.2
     Business                             546,976              9.7              473,571              9.0
                                     ------------          -------         ------------          -------
        Total commercial loans          2,584,287             45.9            2,344,054             44.5
Residential real estate(1)              2,254,295             40.0            2,182,907             41.4
Home equity                               463,773              8.2              403,340              7.7
Other consumer                            178,131              3.1              178,732              3.4
Specialized lending (2)                   156,281              2.8              159,759              3.0
                                     ------------          -------         ------------          -------
        Total loans and leases          5,636,767            100.0 %          5,268,792            100.0 %
                                     ------------          -------         ------------          -------

Net deferred costs and premiums            26,217                                19,847
Allowance for credit losses               (72,698)                              (72,340)
                                     ------------                          ------------
        Total loans and leases,      $  5,590,286                          $  5,216,299
                                     ============                          ============
        net

(1) Included in residential real estate loans are $4.5 million and $3.8 million of loans held for sale at September 30, 2006 and December 31, 2005, respectively.
(2) Includes commercial leases, financed insurance premiums and certain manufactured housing loans.

Total loan balances increased by $368.0 million from December 31, 2005 to September 30, 2006. This increase was driven by a 14% annualized overall commercial loan growth, including a 21% annualized increase in commercial business lending. We also had significant growth in both our residential mortgage and home equity portfolios which remain key components of our customer relationship-based strategy.

CREDIT QUALITY, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT LOSS PROVISION

Credit quality is one of the risks we encounter in the ordinary course of business and is described as how our loans perform relative to their repayment terms. In general, when loan payments are timely and defaults are low, credit quality is high. Making loans is inherently risky. No matter how financially sound a client or lending decision may seem, a borrower's ability to repay can be affected adversely by economic changes and other factors. In the process of making loans, we make subjective judgments about a borrower's ability to repay and the value of any underlying collateral.

Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets, credit losses, and provisions for credit losses all of which could potentially reduce our earnings.

We take a number of steps to lessen the risks associated with making loans:

      o We base our lending decisions on rigorous underwriting criteria, which we apply consistently. For commercial loans, we often require personal guarantees from our clients, and we test our clients' ability to withstand rising interest rates and economic slowdowns. We have a credit administration function that implements and monitors compliance with our underwriting standards.
      o We make the majority of our loans within the Upstate New York area. We target our commercial lending services to small and medium sized businesses. This geographic and client focus requires us to stay cognizant of economic and other external factors that may affect our borrowers' ability to repay.
      o We endeavor to keep the composition of our loan portfolio diversified among various loan types and industry sectors.
      o We continually monitor our loan portfolio to identify potential problems early and to avoid disproportionately high concentrations of loans to any one borrower, industry or geography.
      o We regularly review all past-due loans and those not performing according to their contractual terms.
      o We conduct an internal risk-rating analysis that classifies all loans outstanding.
      o We evaluate the value of collateral when the loan is originated and periodically monitor changes to its value.

We set aside an amount for credit losses that represents our best estimate of known and inherent losses based on judgments we make regarding loan collectibility. In calculating the allowance for credit losses, we evaluate economic factors, historical net loss experience, delinquency trends, and movements within internal risk rating classifications, among other things. We continually reassess the allowance and charge loans deemed uncollectible against the reserve when circumstances do not warrant its continuance as a viable asset. We credit recoveries, if any, to the allowance.

The portion of the reserve that we do not allocate to specific loans reflects the inherent losses within the loan portfolio that have not yet been specifically identified.

Loan growth does not automatically result in increases in the provision and reserve for credit losses because the allowance reflects the credit quality of the loan portfolio overall. New loans do not automatically carry higher levels of risk than loans already in the portfolio.

To us, the primary indicators of credit quality are the level of our nonperforming and classified loans combined with the net charge-off ratio which measures loan losses as a percentage of total loans outstanding.

The following table presents the analysis of the allowance for credit losses for the periods indicated.

                                                                     Nine months ended September 30,
                                                                     -------------------------------
      (Dollars in thousands)                                             2006             2005
                                                                       --------         --------
      Balance at beginning of period ...........................       $ 72,340         $ 41,422
      Net charge-offs:
         Charge-offs ...........................................         (6,549)          (7,452)
         Recoveries ............................................          1,751            2,788
                                                                       --------         --------
            Net charge-offs ....................................         (4,798)          (4,664)
      Allowance obtained through acquisitions ..................             --           30,684
      Provision for credit losses ..............................          5,156            4,848
                                                                       --------         --------
      Balance at end of period .................................       $ 72,698         $ 72,290
                                                                       ========         ========

      Ratio of annualized net charge-offs to average loans
         outstanding during the period .........................           0.12%            0.13%
                                                                       ========         ========
      Ratio of annualized provision for credit losses to average
         loans outstanding during the period ...................           0.13%            0.13%
                                                                       ========         ========
      Allowance for credit losses to total loans ...............           1.28%            1.37%
                                                                       ========         ========

Credit Quality for the Three and Nine Months Ended September 30, 2006

At September 30, 2006, total loans were $5.6 billion, an increase of 7%, including a 10% increase in higher risk commercial loans. Since December 31, 2005, while loan balances have increased, our primary credit quality indicators have improved:

      o The ratio of net charge-offs to average loans was .09% for the third quarter of 2006 as compared to .17% for the third quarter of 2005. For the nine months of 2006, the ratio of .12% is consistent with the .13% for the same nine month period in 2005.
      o Non-performing loans to total loans was 30 basis points at September 30, 2006 compared to 43 basis points for the same period of 2005 and 41 basis points at December 31, 2005.
      o The allowance for credit losses to non-performing loans at September 30, 2006 was 424% compared to the 323% at September 30, 2005 and 330% at December 31, 2005.

We place loans on nonaccrual status when they become 90 days past due or earlier if there is uncertainty regarding the collectibility of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from income.

The following table presents our non-accruing loans and non-performing assets at the dates indicated.

           (Dollars in thousands)                                     September 30,   December 31,
                                                                           2006           2005
                                                                      -------------   ------------
      Non-accruing loans:
          Commercial real estate .................................       $ 7,196        $ 6,755
          Commercial business ....................................         2,960          3,171
          Residential real estate ................................         3,450          5,911
           Home equity ...........................................           667            567
           Other consumer ........................................           633            953
           Specialized lending ...................................         2,225          4,573
                                                                         -------        -------
              Total non-accruing loans ...........................        17,131         21,930
           Property acquired through foreclosure .................           659            843
                                                                         -------        -------
              Total non-performing assets ........................       $17,790        $22,773
                                                                         =======        =======

       Total non-accruing loans as a percentage of total loans ...          0.30%          0.41%
                                                                         =======        =======
       Total non-performing assets as a percentage of total assets          0.22%          0.28%
                                                                         =======        =======
       Allowance for credit losses to non-accruing loans .........           424%           330%
                                                                         =======        =======

In light of the levels of past due, nonaccruing, and classified credits, we believed that the September 30, 2006, provision for credit losses and allowance for credit losses reflected a reasonable assessment of inherent credit losses within our various loan portfolios.

Investment Securities Portfolio

Our securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate debt instruments. All of our investment securities are classified as available for sale and are recorded at fair value with unrealized gains or losses, net of the deferred tax effect, reported as increases or decreases in our stockholders' equity. Portions of our portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. Federal Funds sold and certain other short-term instruments are included in cash and cash equivalents.

Given the flat yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings, we have been partially funding loan growth with cash flows from maturing investment securities and increased deposits. As a result, our securities available for sale decreased $400.8 million from December 31, 2005. Our investment portfolio remains well positioned to provide us a stable source of cash flow while limiting earnings volatility, as the weighted average estimated remaining life of securities available for sale at September 30, 2006 was 2.4 years.

Deposits

The following table depicts the composition of our deposits as of the dates indicated:

(Dollars in thousands)                                    September 30, 2006                    December 31, 2005
                                                     ---------------------------           ---------------------------
                                                         Amount          Percent               Amount          Percent
                                                     ------------        -------           ------------        -------
Core Deposits:
   Savings.....................................      $  1,531,048           27.4  %        $  1,619,187           29.6  %
   Interest-bearing checking...................         1,219,743           21.9              1,182,995           21.6
   Noninterest-bearing.........................           628,321           11.3                592,076           10.8
                                                     ------------         ------           ------------         ------
      Total core deposits......................         3,379,112           60.6              3,394,258           62.0
Certificates...................................         2,202,362           39.4              2,085,154           38.0
                                                     ------------         ------           ------------         ------
      Total deposits...........................      $  5,581,474          100.0  %        $  5,479,412          100.0  %
                                                     ============         ======           ============         ======

We continue to focus our efforts on deposit gathering and retention given the importance of this lower cost funding source to support our loan growth. During the first nine months of 2006, our deposit balances increased $102.1 million, or 3% annualized as we saw a deposit shift from lower-rate core deposits accounts, which declined $15.1 million during the period, into higher-rate certificate of deposits accounts which increased $117.2 million,. Our deposit levels continue to be impacted by our efforts to maintain pricing discipline within our highly competitive marketplace. As a result, marketing initiatives will continue to focus on building relationships through core checking accounts, which increased $73.0 million since December 31, 2005.

Borrowings

We continue to strategically reduce our wholesale borrowings, $187.2 million since December 31, 2005, given the flat-to inverted yield curve and the very narrow spreads earned on our investment securities. As an alternative funding source we expanded our base of municipal deposits. While the margins on these deposits are narrow, they currently carry a lower cost than new wholesale borrowings. Since December 31, 2005, our municipal deposits increased 14% to $351.4 million.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005

The following table summarizes our net income, earnings per common share and other key financial ratios for the periods indicated:

                                                               Three months ended                    Nine months ended
                                                        -------------------------------      ---------------------------------
                                                        September 30,     September 30,      September 30,       September 30,
                                                             2006              2005               2006                2005
                                                        -------------     -------------      -------------       -------------
(Dollars in thousands, except per share amounts)

Net interest income                                      $    60,626       $    63,496        $   187,015         $   187,288
Noninterest income                                            29,602            25,640             83,315              64,452
                                                         -----------       -----------        -----------         -----------
Total income                                                  90,228            89,136            270,330             251,740

Noninterest expense                                           53,095            47,808            157,076             137,822

Net income                                                    23,558            24,173             70,964              69,359

Earnings per common share:
   Basic                                                 $      0.22       $      0.22        $      0.66         $      0.63
   Diluted                                               $      0.22       $      0.22        $      0.66         $      0.63

Return on average assets, annualized                            1.16%             1.20%              1.18%               1.19%
Return on average equity, annualized                            6.79%             6.89%              6.91%               6.75%
Return on average tangible equity, annualized (1)              15.02%            14.84%             15.39%              14.18%

(1) Tangible equity is defined as total stockholders' equity less goodwill and other intangibles assets.

Net Interest Income

In the twenty-one months from January 1, 2005 to September 30, 2006, the Federal Reserve raised its benchmark overnight federal funds rate twelve times, including six increases since September 30, 2005. Each increase was a 25 basis point increment over the previous rate. Those interest rate increases resulted in a more rapid rise in the rates we pay on our interest-bearing liabilities than in the yields that we earn on our interest earning assets. The result of these conditions was a narrowing of the net interest spread from the first quarter of 2005 through the third quarter of 2006. Future changes in market interest rates or spreads, as well as changes in our asset and liability portfolios could adversely impact our net interest income and net interest margin.

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

                                                                       Three months ended September 30,
                                               ---------------------------------------------------------------------------------
                                                                 2006                                      2005
                                               --------------------------------------     --------------------------------------
                                                 Average         Interest                   Average         Interest
(Dollars in thousands)                         outstanding        earned/      Yield/     outstanding        earned/      Yield/
                                                 balance           paid         rate        balance            paid        rate
                                               -----------      ----------     ------     -----------      ----------     ------
Interest-earning assets:
   Loans and leases(1) ....................    $ 5,625,084      $   91,919      6.50%     $ 5,101,853      $   80,733      6.30%
   Securities available for sale and
       other investments(2) ...............      1,359,116          14,385      4.23        1,784,864          16,659      3.74
                                               -----------      ----------    ------      -----------      ----------    ------
         Total interest-earning assets ....      6,984,200         106,304      6.06        6,886,717          97,392      5.64
                                               -----------      ----------    ------      -----------      ----------    ------
Allowance for credit losses ...............        (72,909)                                   (72,778)
Noninterest-earning assets(3)(4) ..........      1,122,018                                  1,188,643
                                               -----------                                -----------
         Total assets .....................    $ 8,033,309                                $ 8,002,582
                                               ===========                                ===========
Interest-bearing liabilities:
   Savings deposits .......................    $ 1,560,235      $    6,145      1.56%     $ 1,669,466      $    4,736      1.13%
   Checking deposits ......................      1,205,336           5,961      1.96        1,151,334           3,311      1.14
   Certificates of deposit ................      2,236,959          22,889      4.06        1,905,781          13,696      2.86
   Borrowed funds .........................        928,765           9,405      3.99        1,183,924          11,057      3.68
                                               -----------      ----------    ------      -----------      ----------    ------
         Total interest-bearing
            liabilities ...................      5,931,295          44,400      2.97        5,910,505          32,800      2.20
                                               -----------      ----------    ------      -----------      ----------    ------
Noninterest-bearing deposits ..............        614,880                                    584,870
Other noninterest-bearing liabilities .....        111,460                                    114,390
                                               -----------                                -----------
         Total liabilities ................      6,657,635                                  6,609,765
Stockholders' equity(3) ...................      1,375,674                                  1,392,817
                                               -----------                                -----------
         Total liabilities and
           stockholders' equity ...........    $ 8,033,309                                $ 8,002,582
                                               ===========                                ===========
Net interest income .......................                     $   61,904                                 $   64,592
                                                                ==========                                 ==========
Net interest rate spread ..................                                     3.09%                                      3.44%
                                                                              ======                                     ======
Net earning assets ........................    $ 1,052,905                                $   976,212
                                               ===========                                ===========
Net interest rate margin ..................                           3.54%                                      3.75%
                                                                ==========                                 ==========
Ratio of average interest-earning assets
    to average interest-bearing liabilities         117.75%                                    116.52%
                                               ===========                                ===========

                                                                 Nine months ended September 30,
                                               ---------------------------------------------------------------------------------
                                                                 2006                                      2005
                                               --------------------------------------     --------------------------------------
                                                 Average         Interest                   Average         Interest
                                               outstanding        earned/      Yield/     outstanding        earned/      Yield/
                                                 balance           paid         rate        balance            paid        rate
                                               -----------      ----------     ------     -----------      ----------     ------
Interest-earning assets:
   Loans and leases(1) ....................    $ 5,478,895      $  267,004      6.50%     $ 4,942,150      $  231,546      6.25%
   Securities available for sale and
investments
       other investments(2) ...............      1,518,340          46,897      4.12        1,781,275          48,102      3.60
                                               -----------      ----------    ------      -----------      ----------    ------
         Total interest-earning assets ....      6,997,235         313,901      5.99        6,723,425         279,648      5.55
                                               -----------      ----------    ------      -----------      ----------    ------
Allowance for credit losses ...............        (72,659)                                   (73,671)
Noninterest-earning assets(3)(4) ..........      1,126,065                                  1,148,986
                                               -----------                                -----------
         Total assets .....................    $ 8,050,641                                $ 7,798,740
                                               ===========                                ===========
Interest-bearing liabilities:
   Savings deposits .......................    $ 1,582,470      $   17,275      1.46%     $ 1,649,213      $   12,813      1.04%
   Checking deposits ......................      1,178,656          15,502      1.76        1,176,003           9,430      1.07
   Certificates of deposit ................      2,184,477          61,522      3.76        1,759,985          34,395      2.62
   Borrowed funds .........................      1,033,213          28,353      3.65        1,201,763          32,816      3.63
                                               -----------      ----------    ------      -----------      ----------    ------
         Total interest-bearing
            liabilities ...................      5,978,816         122,652      2.74        5,786,964          89,454      2.06
                                               -----------      ----------    ------      -----------      ----------    ------
Noninterest-bearing deposits ..............        587,704                                    538,579
Other noninterest-bearing liabilities .....        111,335                                    100,075
                                               -----------                                -----------
      Total liabilities ...................      6,677,855                                  6,425,618
Stockholders' equity(3) ...................      1,372,786                                  1,373,122
                                               -----------                                -----------
      Total liabilities and
         stockholders' equity .............    $ 8,050,641                                $ 7,798,740
                                               ===========                                ===========
Net interest income .......................                     $  191,249                                 $  190,194
                                                                ==========                                 ==========
Net interest rate spread ..................                                     3.25%                                      3.49%
                                                                              ======                                     ======
Net earning assets ........................    $ 1,018,419                                $   936,461
                                               ===========                                ===========
Net interest rate margin ..................                           3.65%                                      3.77%
                                                                ==========                                 ==========
Ratio of average interest-earning assets
    to average interest-bearing liabilities..       117.03%                                116.18%
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

Our net interest income and net interest rate margin have been impacted by various factors:

      o Loan portfolio growth and the repricing of our variable rate assets resulted in an increase in both interest income and tax equivalent yield on our interest earning assets;
      o Pressures from the flat (and at times inverted) yield curve, caused the rates paid on our interest-bearing liabilities to increase faster than the yield received on our interest-earning assets;
      o The continuing shift in our deposit mix from lower paying core deposits to higher rate certificate and money market accounts; and
      o     The competitive environment for loans and deposits.

Provision for Credit Losses

Favorable credit quality trends resulted in a third quarter 2006 provision for credit losses of $1.3 million, or .09% of annualized average loans, as compared to $1.6 million or .13% of annualized average loans in the third quarter of 2005. On a year-to date basis, the third quarter 2006 provision for credit losses of $5.2 million compares to the $4.8 million through September 30, 2005.

Noninterest Income

The following table sets forth information by category of noninterest income for the periods indicated:

                                                      Three months ended                Nine months ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                     2006             2005             2006             2005
                                                -------------    -------------    -------------    -------------
(Dollars in thousands)

Banking services .........................       $     9,861      $    10,115      $    28,895      $    27,552
Risk management services .................            10,855            8,213           33,380           19,655
Wealth management services ...............             1,990            1,700            6,396            5,181
Lending and leasing ......................             1,608            1,923            5,324            5,269
Employee benefits administration .........             1,012              362            2,830              362
Gain on sale of manufactured housing loans             2,954               --            2,954               --
Gain on sale of real estate partnership ..                --            1,377               --            1,377
Bank-owned life insurance ................               774              965            2,277            3,093
Other ....................................               548              985            1,259            1,963
                                                 -----------      -----------      -----------      -----------
     Total noninterest income ............       $    29,602      $    25,640      $    83,315      $    64,452
                                                 ===========      ===========      ===========      ===========

     As a % of total revenues ............             32.81%           28.77%           30.82%           25.60%
                                                 ===========      ===========      ===========      ===========

We are strategically focused on increasing the ratio of noninterest income to total revenues in order to help mitigate the volatility created by fluctuations in the yield curve and the impact that has on our net income. While operating in a competitively priced (soft) insurance market, the increase in revenues from risk management services reflects the benefits of our expanded sales force from the Hatch Leonard Naples, Inc. ("HLN") acquisition. Risk management (insurance) revenues have also benefited from increased referrals generated by an integrated relationship-based sales approach utilized by our commercial lenders and risk management sales teams. The increase in wealth management revenue is a result of our stepped up efforts within our branch network to have retail sales personnel licensed to sell our investment products. Expanding these businesses is one of our key strategic objectives, as they are an important component of our customer relationship-based strategy.

Our favorable credit quality and highly competitive market resulted in a reduction of fees collected on loans and leases when comparing the third quarter of 2006 to the same quarter in 2005.

Other significant events impacting noninterest income variation are as follows:

      o In July 2006, we sold the manufactured housing loan portfolio that was acquired in the Hudson acquisition. The gain on the sale was $3.0 million;
      o In August 2005, we acquired HLN, an insurance agency with operations across Upstate New York;
      o In September 2005, we acquired the Burke Group, an employee benefits administration and compensation consulting firm; and
      o Beginning in the third quarter of 2005, income earned on bank-owned life insurance decreased due to the surrender of $40.0 million of policies obtained through acquisitions; and
      o In August 2005, we realized a gain of $1.4 million from the sale of a real estate joint venture.

Noninterest Expense

The efficiency ratio, which is a standard banking industry metric used to measure the average cost of earning one dollar of revenue, is computed by dividing noninterest expenses by the sum of net interest income and noninterest income. Improving the efficiency ratio is achieved through an increase in revenues and/or a corresponding decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in overall efficiency. As with any standard ratio, there are limitations inherent in this measure.

The following table shows the major components of operating expenses for the periods indicated:

                                                 Three months ended                  Nine months ended
                                          -------------------------------     -------------------------------
                                          September 30,     September 30,     September 30,     September 30,
                                               2006              2005              2006              2005
                                          -------------     -------------     -------------     -------------
(Dollars in thousands)

Salaries and employee benefits ..         $      31,436     $      26,006     $      91,449     $      71,892
Occupancy and equipment .........                 5,538             4,765            16,452            13,958
Technology and communications ...                 5,117             5,091            15,220            13,982
Marketing and advertising .......                 1,775             1,685             5,354             5,539
Professional services ...........                   929             1,718             2,861             6,064
Amortization of core deposits and
other intangibles ...............                 2,890             3,254             8,964             8,616
Other ...........................                 5,410             5,289            16,776            17,771
                                          -------------     -------------     -------------     -------------
     Total noninterest expense ..         $      53,095     $      47,808     $     157,076     $     137,822
                                          =============     =============     =============     =============

     Efficiency Ratio ...........                  58.8%             53.6%             58.1%             54.7%
                                          =============     =============     =============     =============

Increases in noninterest expenses for the three and nine month periods of 2006 include:

      o $1.9 million of board fees and accelerated equity awards as a result of the downsizing of the Board of Directors from 15 to 10 during the current quarter;
      o $1.1 million of severance costs in the second quarter of 2006 resulting from the implementation of certain process improvement efficiencies;
      o Increased commissions attributable to revenue growth in risk and wealth management;
      o Incentive payments related to an increased level of cross-sell activity;
      o Increased occupancy costs related to opening de novo branches and a new regional market center in Western New York;
      o Additional compensation costs related to the expensing of stock options due to the implementation of SFAS 123(R); and
      o Full integration of operating costs associated with the acquisition of HLN and Burke Group.

The first quarter of 2005 includes $2.3 million of merger costs related to the acquisition of Hudson River Bancorp, Inc. The decrease in our professional services expense is primarily related to implementation costs associated with our Strategic Blueprint initiatives incurred during 2005.

Given the pressures on revenue growth, we have accelerated the implementation of certain strategic process improvement initiatives. During the second and third quarters of 2006, we consolidated four branch locations and combined our two call centers.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2006 declined to 34.4% as compared to 36.4% for same period in the prior year due to the benefit of our expanding municipal banking business and the related increased investment in tax-advantaged securities and loans.

CAPITAL RESOURCES

For the nine months ended September 30, 2006, we declared three common stock dividends totaling $0.34 per share, or $36.6 million. This represents a payout ratio of 52% and a 21% increase over the prior year on a per share basis.

During the first nine months of 2006, we increased our capital $9.5 million including:

      o $34.4 million increase from earnings of $71.0 million net of $36.6 million in cash dividends;
      o $1.7 million increase from the issuance of common stock under our ESOP;
      o     $5.5 million increase from stock-based compensation activities;
      o $2.4 million increase from unrealized gains on securities, net of taxes; and
      o     $34.5 million decrease for repurchase of shares.

Given the consistent price of our stock we did not repurchase any of our common stock during the third quarter of 2006. For the nine months ended September 30, 2006, common stock repurchases were 2.5 million shares. As of September 30, 2006, we remain authorized to repurchase 6.1 million shares, which includes a
5.6 million share authorization from our Board of Directors announced near the end of the first quarter. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including market trends and prices and alternative uses for our capital.

Our capital ratios continued to exceed the regulatory guidelines for both well-capitalized and adequately capitalized institutions. The following table shows First Niagara's ratios as of September 30, 2006. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

                                                                                             To be well capitalized
                                                                     Minimum                 under prompt corrective
                                      Actual                     capital adequacy               action provisions
                              ----------------------         -----------------------         ------------------------
                                Amount        Ratio            Amount         Ratio            Amount         Ratio
                              ----------     -------         ----------     --------         ----------     ---------
(Dollars in thousands)

Tangible capital              $  574,522        7.90 %       $  109,088         1.50 %       $      N/A           N/A %
Tier 1 (core) capital            574,522        7.90            290,901         4.00            363,626          5.00
Tier 1 risk based capital        574,522       11.11                N/A          N/A            310,376          6.00
Total risk based capital         639,184       12.36            413,835         8.00            517,293         10.00

We review our capital position and make adjustments as needed to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety and soundness, and provide for future growth.

LIQUIDITY

Liquidity refers to our ability to obtain cash, or to convert assets into cash efficiently and economically. We manage our liquidity to ensure that we have sufficient cash to:

      o     Support our operating and investing activities;
      o     Meet increases in demand for loans and other assets;
      o     Provide for decreases in deposits and borrowings; and
      o     Minimize excess balances in lower yielding asset accounts.

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

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. Our credit rating is investment grade, and substantiates our financial stability and consistency, over time, of our earnings. Fitch Rating has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets.

We use a mix of liquidity sources, including deposit balances; cash that is generated by the investment and loan portfolios; short- and long-term borrowings, as well as term federal funds; internally generated capital; and other credit facilities.

As of September 30, 2006, our total cash, interest-bearing demand accounts, federal funds sold and other money market investments was $124.7 million. In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies. The higher level of loan growth and the lower level of investment security purchases and wholesale borrowings in 2006 reflects our strategy of funding loan growth and maturing borrowings with the cash flow generated from our investment securities and deposit growth.

We have a total of $1.04 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customers' creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2006, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $364.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $10.7 million at the end of the third quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $494.8 million at September 30, 2006 and generally have an expiration period of less than one year. Home equity and other consumer lines of credit totaled $203.3 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $63.9 million at September 30, 2006 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

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

Our Asset and Liability Committee monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

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

                                        Calculated increase (decrease) at
                                               September 30, 2006
                                      -------------------------------------
               Changes in             Net interest
             interest rates              income                   % Change
       ----------------------         ------------               ----------

       (Dollars in thousands)

            +200 basis points           $  (5,223)                 (2.15) %
            +100 basis points              (2,460)                 (1.01)
            -100 basis points               1,497                   0.62
            -200 basis points               1,063                   0.44

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------------------

a)    Not applicable.

b)    Not applicable.

c) The following table discloses information regarding the repurchases of our common stock made during the third quarter of 2006:

                                                                                Total number of
                                                                              shares purchased as         Maximum number
                                                                                part of publicly          of shares yet
                              Number of shares        Average price per       announced repurchase       to be purchased
           Month                 purchased               share paid                  plans)              under the plans
     ------------------       ----------------        -----------------       --------------------       ---------------
     July                            --                      $  --                       --                   6,076,761
     August                          --                         --                       --                   6,076,761
     September                       --                         --                       --                   6,076,761
                              ----------------

     Third quarter 2006              --                      $  --
                              ================

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

                                       FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 9, 2006                 By: /s/ Paul J. Kolkmeyer
                                           -------------------------------------
                                           Paul J. Kolkmeyer
                                           President and Chief Executive Officer


Date: November 9, 2006                 By: /s/ John R. Koelmel
                                           -------------------------------------
                                           John R. Koelmel
                                           Executive Vice President, Chief
                                           Financial Officer