Form 10-Q/A
period 2006-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2006-11-16
CIK 1051741

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23975

                       FIRST NIAGARA FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)

           Delaware                                     42-1556195
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6950 South Transit Road, P.O. Box 514, Lockport, NY                   14095-0514
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

The Registrant had 110,739,703 shares of Common Stock, $0.01 par value, outstanding as of November 8, 2006.

================================================================================

                       FIRST NIAGARA FINANCIAL GROUP, INC.
                                   FORM 10-Q/A
                                      INDEX

                                                                     Page Number
                                                                     -----------

Explanatory Note......................................................    2

Item 6. Exhibits......................................................    3

Signatures............................................................    4

EXPLANATORY NOTE
--------------------------------------------------------------------------------

First Niagara Financial Group, Inc. filed its Quarterly Report on Form 10-Q for the period ended September 30, 2006 on November 9, 2006. This Amendment No. 1 on Form 10-Q/A is being filed solely to correct a typographical error in the number of common shares outstanding as of November 8, 2006 as shown on the cover page of the Form 10-Q. The common shares outstanding were incorrectly shown as 10,739,703. The correct number of common shares outstanding as of November 8, 2006 is 110,739,703 as shown on the cover page of this Form 10-Q/A

      No other information in the original Form 10-Q is hereby amended.

Item 6. Exhibits
--------------------------------------------------------------------------------

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

                                             FIRST NIAGARA FINANCIAL GROUP, INC.


Date: November 16, 2006                      By: /s/ Paul J. Kolkmeyer
                                                     ---------------------------
                                                     Paul J. Kolkmeyer
                                                     President and Chief
                                                     Executive Officer


Date: November 16, 2006                      By: /s/ John R. Koelmel
                                                     ---------------------------
                                                     John R. Koelmel
                                                     Executive Vice President,
                                                     Chief Financial Officer