Form 10-K
period 2006-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2007-03-01
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 000-23975
________________________

FIRST NIAGARA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	42-1556195

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6950 South Transit Road, P.O. Box 514, Lockport, NY	14095-0514

(Address of Principal Executive Offices)	(Zip Code)

(716) 625-7500

(Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

(Title of Class)	(Name of Exchange On Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:
None
______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 23, 2007, there were issued and outstanding 109,289,554 shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the NASDAQ Stock Market LLC, was approximately $1,508,887,443.

DOCUMENTS INCORPORATED
BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the our Proxy Statement:

Document	Part

Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III, Item 10
"Directors, Executive Officers and Corporate Governance"

Part III, Item 11
"Executive Compensation"

Part III, Item 12
"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part III, Item 13
"Certain Relationships and Related Transactions, and Director Independence"

Part III, Item 14
"Principal Accountant Fees and Services"

TABLE OF CONTENTS

ITEM NUMBER		PAGE NUMBER
	PART I

1	Business	4

1A	Risk Factors	17

1B	Unresolved Staff Comments	19

2	Properties	19

3	Legal Proceedings	19

4	Submission of Matters to a Vote of Security Holders	20

	PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

6	Selected Financial Data	22

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

7A	Quantitative and Qualitative Disclosures About Market Risk	42

8	Financial Statements and Supplementary Data	45

9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	87

9A	Controls and Procedures	87

9B	Other Information	87

	PART III

10	Directors, Executive Officers, and Corporate Governance	88

11	Executive Compensation	88

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88

13	Certain Relationships and Related Transactions, and Director Independence	88

14	Principal Accountant Fees and Services	88

	PART IV

15	Exhibits and Financial Statement Schedules	88

	Signatures	90

Unless the context otherwise requires, the terms "we", "us", and "our" refer to First Niagara Financial Group, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

GENERAL

First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc., ("FNFG"), a Delaware corporation whose principal executive offices are located at 6950 South Transit Road, Lockport, New York, provides a wide range of retail and commercial banking as well as other financial services through our wholly-owned, federally-chartered savings bank subsidiary, First Niagara Bank ("First Niagara" or the "Savings Bank" ). First Niagara is positioned as one of the leading community banks in Upstate New York, providing our customers with consumer and commercial banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, and consumer and commercial deposit products. Additionally, we offer risk management, wealth management and employee benefit administration services. At December 31, 2006, we had $7.9 billion of assets and stockholders' equity of $1.4 billion.

We were organized in April 1998 in connection with the conversion of First Niagara from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and a reorganization to a two-tiered mutual holding company. In November 2002, we converted First Niagara and the mutual holding company to a federal charter subject to Office of Thrift Supervision ("OTS") regulation. On January 17, 2003, we converted the mutual holding company to stock form, with our shares of common stock owned by the mutual holding company being sold to depositors and other investors. Since 1998, we have deployed the proceeds from these stock offerings through our "Buy and Build" strategy, which has resulted in the acquisition of six whole-banks and twelve non-bank financial services companies as well as the opening of twenty-two de novo branches in target market areas. This strategy coupled with our organic growth initiatives, which includes emphasis on expanding our commercial operations and financial services businesses, has resulted in our successful transition from a traditional Western New York based thrift to an Upstate New York multi-line community banking and financial services company.

First Niagara Bank
First Niagara was organized in 1870, and is a multi-market community-oriented savings bank providing financial services to individuals, families and businesses through our branch network located across Upstate New York. As of December 31, 2006, First Niagara and all of its subsidiaries had $7.9 billion of assets, deposits of $5.7 billion, $1.3 billion of stockholder's equity, employed approximately 2,100 people and operated through 119 branches, 159 ATM's and several financial services subsidiaries. First Niagara has 10 active wholly-owned subsidiaries, formed for various purposes, as follows:

First Niagara Commercial Bank, (the "Commercial Bank") is our New York State chartered bank whose primary purpose is to generate municipal deposits. Under New York State law, municipal accounts cannot be accepted directly by First Niagara, which is a federally chartered savings bank. At December 31, 2006, the Commercial Bank had $501.5 million of assets and $456.6 million of deposits.

First Niagara Funding, Inc., ("FNF") is our real estate investment trust ("REIT") that holds some of our commercial real estate loans, residential mortgages, home equity loans and commercial business loans. At December 31, 2006, FNF had $2.2 billion of assets.

First Niagara Leasing, Inc., ("FNL") provides direct financing to the commercial small ticket lease market. At December 31, 2006, FNL had $47.6 million of assets.

First Niagara Portfolio Management, Inc., ("FNPM") is our New York State Article 9A company, primarily investing in U.S. government agency and Treasury obligations. At December 31, 2006, FNPM had $68.5 million of assets.

First Niagara Realty, Inc. and TSB Real Property, Inc., invests in real estate limited partnerships. At December 31, 2006, these subsidiaries had $7.2 million of assets.

First Niagara Risk Management, Inc., ("FNRM") is our full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, life, disability and long-term care coverage and other risk management advisory services. FNRM serves our commercial and personal clients throughout our market areas. FNRM's consulting and risk management business includes alternative risk and self-insurance, claims investigation and adjusting services, as well as third party administration of self insured workers' compensation plans. Effective January 1, 2006, Hatch Leonard Naples, Inc. ("HLN"), an insurance agency acquired in July 2005 was merged into FNRM. As of December 31, 2006, FNRM serviced approximately $352 million of annual premium volume and had $72.8 million of assets.

First Niagara Securities, Inc., acts as an agent for third-party companies to sell and service insurance products through First Niagara's branch network. At December 31, 2006, First Niagara Securities, Inc. had $7.0 million of assets.

First Niagara Centre, Inc., owns various property locations used in our banking operations. At December 31, 2006, First Niagara Centre, Inc. had $8.5 million of assets.

First Niagara Associates, Inc. and Premium Payment Plan LLC, First Niagara Associates, Inc. holds a 65% ownership interest in Premium Payment Plan LLC ("PPP"). PPP is currently licensed to provide insurance premium financing in forty-two states, but does business primarily in New York, New Jersey, Florida and Pennsylvania. On December 31, 2006, PPP had $51.1 million of assets.

Burke Group, Inc., is our employee benefits and administration and compensation consulting firm. At December 31, 2006, the Burke Group had $5.8 million in assets.

OTHER INFORMATION

We maintain a website at www.fnfg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, through the Investor Relations portion of our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission ("SEC"). You may also obtain copies, without charge, by writing to our Investor Relations Department, 6950 South Transit Road, P.O. Box 514, Lockport, New York 14095-0514.

We have adopted a Code of Ethics that is applicable to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available within the Investor Relations portion of our website along with any amendments to or waivers from that policy. Additionally, we have adopted a general Code of Ethics that sets forth standards of ethical business conduct for all of our directors, officers and employees. This Code of Ethics is also available on our website.

FORWARD LOOKING STATEMENTS

Certain statements we make in this document may be considered "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. You can identify these forward-looking statements by our use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and other similar expressions. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

●	General economic conditions, either nationally or in our market areas, that are worse than expected;
●	Significantly increased competition among depository and other financial institutions;
●	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;
●	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;
●	Our ability to enter new markets successfully and capitalize on growth opportunities;
●	Our ability to successfully integrate acquired entities;
●	Changes in consumer spending, borrowing and savings habits;
●	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and

●	Changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

MARKET AREAS AND COMPETITION

Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as the Upstate New York region has a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Our most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. We face additional competition for deposits from competitors such as the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies.

We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. We operate 119 bank branches in 24 counties that span across Upstate New York. The four largest cities in the markets that we do business are Buffalo, Rochester, Syracuse and Albany, which have a combined total population of nearly 4 million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.

LENDING ACTIVITIES

General. Our principal lending activity has been the origination of commercial real estate loans, commercial business loans and leases and residential mortgages to customers located within our primary market areas. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell which results in monthly service fee income to us. We also originate and retain in our portfolio various types of home equity and consumer loan products.

Commercial Real Estate and Multi-family Lending. We originate real estate loans secured predominantly by first liens on apartment houses, office buildings, shopping centers, industrial and warehouse properties and to a lesser extent, more specialized properties such as nursing homes, mobile home parks, restaurants, motels/hotels and auto dealerships. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our market areas and diversification of these property types.

As part of our ongoing strategic initiative to manage interest rate risk, commercial and multi-family real estate loans that we originate are generally limited to one, three or five year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, subject to interest rate floors, subsequently reset after completion of the initial adjustment period at new market rates that generally range between 150 and 250 basis points over the current applicable U.S. Treasury Constant Maturity Index or Federal Home Loan Bank ("FHLB"). The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

We also offer commercial real estate and multi-family construction loans. We make most of our construction loans as "construction/permanent" loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding 2 years, with floating interest rates that are indexed to either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates attendant to this asset class as well as the greater degree of sensitivity to interest rate changes and reduced susceptibility to prepayment risk. Commercial real estate and multi-family loans, however, carry significantly more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. Over the last few years, we have not experienced a significant deterioration in credit performance as a result of these higher risk loans, as evidenced by our charge-off rate for our commercial real-estate and multi-family loans, which has averaged less than 10 basis points in recent years.

Commercial Business Loans. We offer commercial business term loans, letters of credit and lines-of-credit to small and medium size companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and lines-of-credit for the purpose of financing equipment purchases, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year up to seven years with either a fixed interest rate or a variable interest rate indexed to the prime rate or LIBOR. Our lines of credit expire after one year and generally carry a variable interest rate indexed to the prime rate. We strategically emphasize the development of commercial business relationships and allocate a greater portion of our available funds and personnel resources to both our commercial middle market and small business lending markets. To facilitate expansion of these areas, we offer additional commercial business products such as cash management, merchant services, wire transfer capabilities, lock-box, business credit and debit cards, and internet banking.

We also dedicate resources to commercial business and real-estate loans which are 50% to 85% government guaranteed through the Small Business Administration. Terms of these loans range from one year up to twenty years and generally carry a variable rate of interest indexed to the prime rate. This product allows us to better meet the needs of our small business customers while protecting us from undue credit risk.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower's business, while secured commercial business loans may be secured by collateral that we cannot readily market.

Residential Real Estate Lending. We originate mortgage loans to enable our customers to finance residential real estate, both owner-occupied and non-owner occupied, in our primary market areas. We offer traditional fixed-rate and adjustable-rate, monthly and bi-weekly, residential mortgage loans that have maturities generally up to 30 years and maximum loan amounts generally up to $750 thousand. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.

We currently offer both fixed and adjustable rate conventional and government guaranteed Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans with terms of 10 to 30 years and monthly or bi-weekly loan payments. We typically underwrite our conventional residential loans according to the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and prescribe FHA/VA guidelines where appropriate. For loans with a loan-to-value ratio in excess of 80% we generally require private mortgage insurance ("PMI") and mortgage escrow accounts, from which disbursements are made for real estate taxes and insurance.

We generally sell newly originated conventional 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We intend to continue to sell certain of our newly originated fixed rate loans to assist in our asset and liability management. In addition to removing a level of interest rate risk from our balance sheet, the operation of this secondary marketing function provides us additional cash flow to support future loan growth.

In an effort to provide financing for our low and moderate income buyers and fulfill our community commitments, we participate in residential mortgage programs and products sponsored by FNMA, FHLMC, and the State of New York Mortgage Agency ("SONYMA"). The SONYMA mortgage programs provide low and moderate income households with fixed-rate loans having rates generally below prevailing conventional fixed-rate mortgage loans and which allow for below-market down payments. We sell these loans to SONYMA but retain the contractual servicing rights.

We offer adjustable-rate monthly loan ("ARM") products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that adjust every one, three, five, seven, or ten years. After origination, the interest rate on these loans is reset based upon a spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial adjustment period of the loan.

Our ARM loans are generally subject to limitations on interest rate increases of up to 2% per adjustment period and a total adjustment of up to 6% over the life of the loan. These loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

We retain our ARM loans in our portfolio because of the lessened exposure to interest rate risk. However, ARMs generally pose higher credit risks relative to fixed-rate loans primarily because, as interest rates rise, the payment amounts due from the borrowers rise, thereby increasing the potential for default. In order to manage this risk, we qualify our borrowers of residential one year adjustable-rate loans at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. We believe that these risks, which have not had a material adverse effect on us to date, generally are preferable to the interest rate risks associated with us holding long-term fixed-rate loans. We allow our borrowers of certain ARM loans to convert their loans at a later date to a fixed-rate mortgage loan with interest rates at the then-current market rates plus a predetermined margin or spread that was established at the original loan closing. We then sell these loans, which are converted to 25 to 30 year fixed-rate loans, to either FNMA, FHLMC or other wholesale lenders.

We own a 30% interest in Homestead Funding Corp. ("Homestead") a mortgage banker licensed in the State of New York as well as other states. Homestead provides our residential mortgage loan origination function in Eastern New York, marketing services under our brand, First Niagara Mortgage. We underwrite all loans prior to purchase from Homestead.

Home Equity Lending. We offer fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit ("HELOCs") in our market areas. We offer both fixed-rate and floating rate home equity products in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. We generally require PMI for all fixed rate home equity loans and HELOCs with combined first and second mortgage loan-to-value ratios in excess of 85%. We generally offer monthly fixed-rate home equity loans with repayment terms up to 15 years and HELOCs with terms up to 30 years. Our bi-weekly fixed-rate home equity loans are offered with repayment terms up to 30 years, however, because these loans amortize faster due to bi-weekly payments, which generate two additional half payments each year, the actual loan terms are significantly reduced. We also offer an "Ultraflex" home equity line of credit which allows borrowers the option of a 5 year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, with this product we offer a debit card option to access funds and an option that allows our customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $250 thousand (up to $100 thousand if the loan to value exceeds 80%).

Consumer Loans. We offer a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect mobile home loans, personal secured and unsecured loans, and education loans.

Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. We generally offer mobile home loans in New York, New Jersey, Delaware and New Hampshire with fixed-rate, fully amortizing terms of 10 to 20 years. We originate mobile home loans at higher interest rates than residential mortgage loans because mobile homes typically decline in value following their initial sale, potentially resulting in the value of the collateral being less than the loan balance. At the time of origination, we require appraisals on all mobile homes to substantiate their current market values.

We contract with an independent third party to generate all mobile home loan applications for us. However, we underwrite all loans prior to funding them. As part of the negotiated servicing contract, the third party originator contacts borrowers who become delinquent in their payments and when necessary, will oversee the repossession and sale of mobile homes on our behalf. For these services we pay the originator a fee at loan funding, of which generally 50% is deposited into a noninterest bearing escrow account that we control in order to compensate us for any early prepayments and future losses which we may incur on these loans.

We also originate personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of these loans range from 6 to 60 months and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts or certificates of deposit. We only approve unsecured loans for our more creditworthy customers.

We continue to be an active originator of education loans. Substantially all of our loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC") or the American Student Association ("ASA"). Under the terms of these loans, no repayment is due until the student graduates or leaves school, with 98% of the principal guaranteed by NYSHESC or ASA. Our general practice is to sell these education loans to Nelnet as the loans reach repayment status generally receiving a premium of 0.75% to 2.00% on the sale.

Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles and mobile homes. In these cases, repossessed collateral for a defaulted consumer loan may not provide us an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant any further substantial collection efforts against the borrower. In addition, our consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.

Specialized Lending. Our specialized lending portfolio consists of commercial leases and insurance premium financing. We offer installment direct financing "small ticket" equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months, generally guaranteed by the principals of the lessee, collateralized by the leased equipment and typically bear interest rates that are higher than traditional commercial lending. Given our strategy to shift our loan portfolio mix to higher yielding commercial type assets, this product line continues to be an area of focus for us.

We also engage in the financing of insurance premiums through PPP. We provide financing throughout the U.S. with a concentration of business in the northeastern and southeastern U.S. The insurance policies that we finance are for various commercial lines of business and are secured against the unearned portion of the related insurance premium. The loans are generally for eight to ten months. The majority of our financed premium contracts are with highly reputable insurance agencies with interest rates based on the level of overall risk associated with the borrower.

Classification of Assets. We review loans on a regular basis and place them on nonaccrual status when, in our opinion, the collection of interest is doubtful or when payments are 90 days or more past due. At that time, we reverse interest accrued and unpaid from interest income.

Consistent with regulatory guidelines, we provide for the classification of loans considered to be of lesser quality as "substandard," "doubtful," or "loss." We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "watch" or "special mention."

When we classify problem loans as either substandard or doubtful, we establish a specific valuation allowance in an amount that we deem prudent. Our general allowances represent loss allowances that we have established to recognize the risk associated with outstanding loans, but which, unlike our specific allowances, we have not allocated to particular problem loans. When we classify problem loans as a loss, we either establish a specific allowance for losses equal to 100% of the amount of the loans classified, or we charge-off such amount against the allowance for credit losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional general or specific loss allowances. We regularly review our loan portfolio to determine whether any loans require classification in accordance with our policy or applicable regulations.

Allowance for Credit Losses. We establish an allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in determining our credit loss allowance. We continue to monitor and modify the level of our allowance for credit losses in order to include all losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.

Our evaluation of our allowance for credit losses is based on a continuing review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We formally review all individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand on a periodic basis. Individual loans or concentrations of $5.0 million or more are reviewed every year; relationships between $1.0 million and $5.0 million are reviewed every 18 months; and relationships between $500 thousand and $1.0 million are reviewed every 36 months. We review non-accruing, impaired and delinquent commercial loans individually every month and we consider the value of any underlying collateral when determining estimates of losses on those loans and the need, if any, for a specific allowance. In addition, a substantial portion of our loan portfolio is reviewed and rated by an external service provider during the year. For all non-classified loans, we estimate losses and allocate allowance by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical loss experience, industry trends, trends in the local real estate market and the current business and economic environment in the our market areas.

The unallocated portion of our allowance for credit losses is based on our evaluation of macro-economic conditions not associated with specific problem credits or portfolio segments. This includes a general assessment of the potential variability of these conditions and thus is subject to a higher degree of uncertainty.

INVESTMENT ACTIVITIES

General. Our investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability and risk diversification.

We limit our investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, our policy permits investments in mortgage-backed securities, including collateralized mortgage obligations ("CMO's") issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") or privately-issued and backed by "whole loans." Also permitted are investments in asset-backed securities ("ABS"), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk position. To accomplish these objectives, we focus on investments in mortgage-related securities, including CMO's, while we utilize U.S. Government and Agency and other non-amortizing securities for call protection and liquidity purposes. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives in excess of 5 years. At December 31, 2006, our investment portfolio included securities issued by FHLMC with a fair value of $342.4 million and FNMA with a fair value of $278.1 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders' equity.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of funds we use in lending, investing and other general purposes. In addition, we receive repayments on and proceeds from our sales of loans and securities, and cash flows from our operations. We have available lines of credit with the FHLB, Federal Reserve Bank ("FRB") and a commercial bank, which can provide us liquidity if the above funding sources are not sufficient to meet our short-term liquidity needs.

Deposits. We offer a variety of deposit products with a range of interest rates and terms. Our consumer deposit accounts consist of savings, negotiable order of withdrawal ("NOW"), checking, money market, and certificate of deposit accounts. Our commercial account offerings include business savings and checking, money market, cash management services and a totally free checking product. We also accept municipal deposits through our Commercial Bank.

Borrowed Funds. We utilize borrowings to manage the overall maturity of our funding and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms and with our commercial customers.

FINANCIAL SERVICES

General. To complement our traditional core banking business, we offer a wide-range of insurance and investment products and services to help both our consumer and commercial customers achieve their financial goals. These products and services are delivered through our risk management, wealth management and employee benefits administration businesses.

Risk Management. Through FNRM, we provide a wide range of insurance products and services including personal, commercial and employee benefits offerings. These insurance products are complemented by our claims investigation and adjusting services, third party administration of self insured workers compensation plans, alternative risk management services as well as self insurance consulting services. FNRM also provides our customers with industry specific insurance programs related to long-term care, moving and storage, ice rinks and municipalities.

The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees and contingent profit sharing paid by insurance carriers. These revenues are directly impacted by the fluctuating premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Other factors that affect our insurance revenue are profitability and growth of our clients, continued development of new products and services, as well as our access to markets. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. We are currently servicing approximately $351.8 million in annual insurance premium volume.

Wealth Management. Our wealth management business manages client funds utilizing various investment vehicles including stocks, bonds, mutual funds, annuities and other investment products, including individual retirement accounts, education savings plans and retirement plans for both our consumer and commercial clients. We offer mutual funds and annuities as well as other investment products through our branch network using financial consultants and appropriately licensed employees. Additionally, we offer investment advisory, trust, pension and custody services.

Revenue from mutual funds and annuities consists primarily of commissions paid by our clients, investment managers and third-party product providers. Our investment management and advisory services are performed under contracts which provide fee income. Fees that we charge vary depending on the individual account and are usually based upon a sliding scale in relation to the level of assets that we manage. New business activity and the level of assets that we manage and the corresponding fees that we earn are particularly affected by fluctuations in stock and bond market prices, the composition of the assets that we manage and by the level of investments and withdrawals for our current and new clients. Other items affecting wealth management revenue include, but are not limited to, the development of new products, markets and services, new and lost business, the relative attractiveness of investment products offered under current market conditions, changes in the investment patterns of our clients, the flow of monies to and from accounts, the valuation of accounts, actual and relative investment performance, and services performed for our clients. We also provide personal trust, employee benefit trust, and custodial services to our clients in our market areas. Similar to investment management services, our trust revenue is derived primarily from asset management fees, which depend largely on the total value and composition of the assets that we manage. Our trust, investment management and custody assets totaled approximately $878.4 million as of December 31, 2006.

Employee Benefits Administration. We offer full service employee benefits consulting and plan administration through the Burke Group, Inc. Our primary practice areas include defined contribution plan consulting and administration, defined benefit plan consulting and actuarial valuations, compensation consulting and salary administration, and worksite benefits enrollment and on-going administration. We are paid on a flat fee basis in accordance with service agreements with our clients. Our fees vary based on the number of participants in the plans, the amount of assets that we service and the amount of hours required to perform the services.

SEGMENT INFORMATION

Information about our business segments is included in note 17 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." We have identified two business segments, banking and financial services. Our financial services activities consist of risk and wealth management operations, as well as benefits administration services. All of our other activities are considered banking.

SUPERVISION AND REGULATION

General. We are a savings and loan holding company examined and supervised by the OTS, while our Savings Bank subsidiary is examined and supervised by the OTS and, to a lesser extent, the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities that we may engage in and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, we are periodically examined to ensure that we satisfy applicable standards with respect to our capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of an examination, the federal agency critiques our operations and assigns our bank a rating (known as a CAMELS rating). Under federal law, we may not disclose our CAMELS rating to the public. Our bank is also a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the FHLB System. Additionally, our bank is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves that we are required to maintain against deposits and other operational matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies that they may identify. Our relationship with our depositors and borrowers are also regulated to a great extent by both federal and state laws, especially in matters concerning privacy, the ownership of deposit accounts and the form and content of loan documents. Any change in these laws or regulations, whether by the OTS or Congress, could have a material adverse impact on us and our operations.

Federal Regulation of Our Savings Bank
Business Activities. Our lending and investment powers come from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, we may primarily invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. We also may establish subsidiaries that may engage in activities not otherwise permissible, including real estate investment and securities and insurance brokerage.

Capital Requirements. OTS regulations require us to meet three minimum capital standards: A 2% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. The OTS prompt corrective action rules discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital rules require us to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of our risk-weighted assets, all of our assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, which is assigned by OTS regulation based on the risks they believe are inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of our bank's total capital cannot exceed 100% of core capital.

At December 31, 2006, our Savings Bank exceeded all minimum regulatory capital requirements. The current requirements and our actual capital levels are detailed in note 11 of "Notes to Consolidated Financial Statements" filed in Part II, Item 8, "Financial Statements and Supplementary Data."

Loans-to-One-Borrower. We generally may not make a loan or extend credit to a single borrower in excess of 15% of our unimpaired capital and surplus on an unsecured basis. We may loan an additional amount equal to 10% of our unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, we were in compliance with loans-to-one borrower limitations (15% of unimpaired capital and unimpaired surplus) of $89.0 million based upon $593.2 million of unimpaired capital and unimpaired surplus. However, given our desire to diversify credit risk, we have established an internal loans-to-one-borrower limit of approximately $59.3 million (10% of unimpaired capital and surplus) as of December 31, 2006 unless approved by our Board of Directors.

Qualified Thrift Lender Test. We are also subject to a qualified thrift lender ("QTL") test. Under the QTL test, we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. As of December 31, 2006, we had 78% of our portfolio assets in qualified thrift investments. "Portfolio assets" generally means total assets of a Savings Bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of our business.

"Qualified thrift investments" include various types of loans that we make for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans that we make for personal, family, household and certain other purposes up to a limit of 20% of our portfolio assets. "Qualified thrift investments" can also include 100% of any of our credit card loans, education loans and small business loans. We also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined by the Internal Revenue Code of 1986, as amended.

Capital Distributions. OTS regulations govern capital distributions that our Savings Bank can make including cash dividends, stock purchases and other transactions that would be charged to our bank's capital account. We must file an application for approval of a capital distribution if the total capital distribution for the applicable calendar year exceed the sum of current year to date net income plus retained net income for the preceding two years that is still available for distribution; we would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or we are not eligible for expedited treatment of our filings.

Even if an application is not otherwise required, we must file a notice with the OTS before a dividend or capital distribution is remitted to shareholders. The OTS may disapprove our notice or application within 30 days if: our Savings Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. During 2006, our Savings Bank paid $98.9 million in dividends to our holding company.

Community Reinvestment Act and Fair Lending Laws. We have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. In connection with its examination, the OTS assesses our record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating in our lending practices on the basis of characteristics specified in those statutes. Our failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. Our failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against us by the OTS, as well as other federal regulatory agencies and the Department of Justice. We received a "Satisfactory" CRA rating on our most recent federal examination.

Transactions with Our Holding Company. Our Savings Bank's authority to engage in transactions with our holding company and any non-bank subsidiary of our holding company is limited by Sections 23A and 23B of the Federal Reserve Act (the "FRA") and its implementing regulations. In general, transactions with our holding company must be on terms comparable transactions with unrelated third-parties. In addition, certain types of transactions are restricted to an aggregate percentage of capital. Collateral in specified amounts must usually be provided by our holding company in order to receive loans .

Our authority to make loans to insiders (our directors, executive officers and 10% stockholders, as well as to company's controlled by these people), is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and its implementing regulations. These provisions require that loans to our insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of the loan extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of our capital. In addition, loans in excess of certain limits must be approved by our Board of Directors. Loans due from insiders amounted to $3.3 million and $3.4 million at December 31, 2006 and 2005, respectively.

Enforcement. The OTS has primary enforcement responsibility over us and has the authority to bring enforcement action against all of our "institution-affiliated parties," including our stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on us. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order for the removal of our officers and/or directors, receivership, conservatorship or the termination of our deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken against us. If action is not taken by the OTS Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured banks. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured banks before capital becomes impaired. If the appropriate federal banking agency determines that a bank fails to meet any standard prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard. If a bank fails to meet these standards, the appropriate federal banking agency may require the bank to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, we are placed in one of the following five categories based on our capital levels:

●	Well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);
●	Adequately capitalized (at least 3% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital)
●	Undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital);
●	Significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital);
●	Critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator if a bank is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A capital restoration plan must disclose, among other things, the steps that would be taken to become adequately capitalized without appreciably increasing the risk to which the bank is exposed. In addition, each company that controls the savings bank must guarantee that the savings bank will comply with the plan until the savings bank has been adequately capitalized on average during each of four consecutive calendar quarters. This guarantee could have a material adverse effect on our financial condition. In addition, numerous mandatory supervisory actions become immediately applicable, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2006, our Savings Bank met the criteria for being considered "well-capitalized." The current requirements and the actual levels for our bank are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts. Our deposit accounts are insured by the FDIC up to applicable legal limits.

In February 2006, federal legislation to reform federal deposit insurance was signed into law. This legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation, established a range of 1.15% to 1.50% for the FDIC's designated reserve ratio and granted the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. For 2007, we have adequate credits available to us to offset the insurance premiums assessed by the FDIC.

Under its current rules, the FDIC does not impose a deposit insurance assessment on financial institutions, such as our Savings Bank, that are, among other criteria, well-capitalized. In November 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. Once effective, this increased assessment will reduce our income.

Prohibitions Against Tying Arrangements. We are prohibited, subject to some exceptions, from making loans to or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a customer obtains some additional service from us or not obtain services from one of our competitors.

Federal Home Loan Bank System. We are a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential mortgage loans, commercial real estate loans, home equity loans, CMO's and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. At December 31, 2007, we were in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require us to maintain non-interest-earning reserves against our transaction accounts, such as NOW and regular checking accounts. We are in compliance with these reserve requirements. We may use balances maintained to meet the reserve requirements imposed by the Federal Reserve Board to satisfy our liquidity requirements imposed by the OTS.

Privacy Standards. Federal regulations require us to disclose our privacy policy, including identifying with whom we share "non-public personal information," to our customers at the time the customer establishes a relationship with us and annually thereafter. In addition, we are required to provide our customers with the ability to "opt-out" of having us share their non-public personal information with nonaffiliated third parties before we can disclose that information, subject to certain exceptions.

The federal banking agencies adopted guidelines establishing standards for safeguarding our customer information. The guidelines describe the agencies' expectation that we create, implement and maintain an information security program, which would include administrative, technical and physical safeguards appropriate to our size and complexity and the nature and scope of our activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of our customer records and information, protect against any anticipated threats or hazards to the security or integrity of our customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to our customers. Additionally, the guidance states that banks' such as ours should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. We have developed such a program.

Holding Company Regulation
As a savings and loan holding company, we are subject to regulation and supervision by the OTS, which has enforcement authority over us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to our Savings Bank.

The Gramm-Leach-Bliley Act of 1999 restricts us to those activities permissible for financial holding companies. As such, we may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. Federal law prohibits us, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings bank or holding company without prior written approval of the OTS. It also prohibits us from acquiring or retaining, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of a bank that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the OTS considers the financial and managerial resources, future prospects of the savings bank involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Commercial Bank Regulation
Our Commercial Bank is subject to extensive regulation by the New York State Banking Department ("NYSBD") as its chartering agency and by the FDIC as its deposit insurer. Our Commercial Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other banks and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. These enforcement actions may be initiated in response to violations of laws, regulations or unsafe or unsound practices.

Our Commercial Bank derives its powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. We are limited in our investments and the activities that we may engage in to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance funds. We limit our Commercial Bank activities to accepting municipal deposits and acquiring municipal and other securities.

Under New York Banking Law, our Commercial Bank is not permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that our Commercial Bank cannot declare nor pay dividends in any calendar year in excess of "net profits" for such year combined with "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

Our Commercial Bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on our Savings Bank. The FDIC regulations require that each bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our Commercial Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on our Bank's CAMELS composite examination rating. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of the bank's particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

At December 31, 2006, our Commercial Bank met the criteria for being considered "well-capitalized." The current requirements and the actual levels for our Commercial Bank are detailed in note 11 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Other Legislation
USA Patriot Act of 2001. The USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act contained sweeping anti-money laundering and financial transparency laws and requires various regulations that promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

The Fair and Accurate Credit Transactions ("FACT") Act of 2003. The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires us to notify our customers if we report negative information about them to credit bureaus or if the credit that we grant to them is on less favorable terms than are generally available. We also must comply with guidelines established by our federal banking regulators to help detect identity theft.

TAXATION

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal and state income tax matters and is not a comprehensive description of the tax rules applicable to us.

Method of Accounting. For federal income tax purposes, we report our income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing our consolidated federal income tax returns.

Net Operating Loss Carryovers. We may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding 20 taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2006, our Savings Bank had $156 thousand of net operating loss carryforwards for federal income tax purposes and $51 thousand for New York State income tax purposes obtained through our recent bank acquisitions. The usage of these losses is subject to an annual limitation.

Corporate Dividends. We may exclude from income 100% of dividends received from our Savings Bank as a member of the same affiliated group of corporations.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should our Savings Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should our Savings Bank make certain nondividend distributions or cease to maintain a bank charter. At December 31, 2006, our Savings Bank's federal pre-1988 reserve, which no federal income tax provision has been made, was approximately $42.0 million.

State of New York. We report income on a consolidated calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

Status of Audits by Taxing Authorities. We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation. There are no indications of any material adjustments noted for any examination currently being conducted by these taxing authorities.

ITEM 1A. RISK FACTORS

Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks. At December 31, 2006, our portfolio of commercial real estate and business loans totaled $2.6 billion, or 46% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of non-payment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

We target our business lending and marketing strategy towards small to medium-sized businesses. These small-to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease. Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating our allowance for credit losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Concentration of Loans in Our Primary Market Area May Increase Risk. Our success depends primarily on the general economic conditions in Upstate New York. Accordingly, the local economic conditions in Upstate New York have a significant impact on the ability of borrowers to repay loans and the value of the collateral securing those loans. A significant decline in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition. Our results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income. We have taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2006, our investment securities available for sale totaled $1.1 billion. Unrealized losses on our securities available for sale, net of tax, amounted to $14.1 million and are reported as a separate component of our stockholders' equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders' equity.

Changes in interest rates may also affect the average life of our loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions. In an effort to fully deploy our excess capital and to increase our loans and deposits, we intend to continue to acquire other financial institutions, financial services companies or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot assure that we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. In addition, we cannot assure that we will be able to successfully integrate acquired institutions in a timely and efficient manner, that we will be successful in retaining existing customer relationships or that we will be successful in achieving anticipated operating efficiencies.

Our Expanding Branch Network May Affect Our Financial Performance. Since 1998, we have expanded our branch network by both acquiring financial institutions and establishing de novo branches. At December 31, 2006, we operated 119 branches, compared with 37 at December 31, 2001. In addition, we expect to open as many as 5 new branches during 2007. We cannot assure that our ongoing branch expansion strategy will be accretive to our earnings, or that it will be accretive to our earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Strong Competition May Limit Our Growth and Profitability. Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations. We are subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our executive offices at an administrative center located at 6950 South Transit Road, Lockport, New York. The administrative center has 76,000 square feet of space and is owned by our Savings Bank. At December 31, 2006, we conducted our business through 119 full-service branches, 159 ATMs and several financial services subsidiaries. Of our 119 branches, 16 are located in Albany County, 19 in Erie County, 9 each in Rensselaer and Monroe Counties, 7 in Columbia County, 6 each in Niagara, Saratoga and Schenectady Counties, 5 each in Cayuga, Greene, Oneida and Montgomery Counties, 3 each in Cortland, Ontario and Tompkins Counties, 2 each in Orleans, Fulton and Warren Counties and 1 each in Dutchess, Genesee, Onondaga, Schoharie, Seneca, and Washington Counties. Additionally, 56 of our branches are owned and 63 are leased.

In addition to our branch network, we lease 12 offices and own 6 buildings that we utilize for our financial services subsidiaries, back office operations, training, tenant rental and storage. The total square footage for these facilities is approximately 278,000 square feet, and they are located in Albany, Cayuga, Clinton, Erie, Monroe, Niagara, Onondaga, and Tompkins Counties. At December 31, 2006, our premises and equipment had a net book value of $97.2 million. See note 4 of the "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

During 2006, we established a "Regional Market Center" in downtown Buffalo housing approximately 180 of our commercial lending, insurance, trust and related personnel in 64,000 square feet of office space. This center is designed to enhance our customer service and cross-selling capabilities and will add approximately $955 thousand in annual rent expense. A similar center, occupying approximately 22,000 square feet of office space and housing 65 employees in downtown Syracuse was opened during the first quarter of 2007. Annual rent expense on this new center will be approximately $347 thousand.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:

In February 2005, a hearing was held before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office in connection with an opposition previously filed by First Niagara Insurance Brokers, Inc. of Niagara Falls (Ontario, Canada) and Niagara-on-the-Lake (Ontario, Canada) with respect to certain of our pending trademark registrations. In October 2005, the United States Patent and Trademark Office issued an opinion dismissing those oppositions. In December 2005, that dismissal was appealed to the United States Court of Appeals for the Federal Circuit by the First Niagara Insurance Brokers, Inc. (Canada). In January 2007, a decision was delivered reversing the dismissal and remanding the matter to the United States Patent and Trademark Office for a determination of "likelihood of confusion."

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol of FNFG on the NASDAQ Global Select Market. At December 31, 2006, we had 17,189 stockholders of record. During 2006, the high sales price of our common stock was $15.43 and the low sales price of our common stock was $13.38. We paid dividends of $0.46 per common share during the year ended December 31, 2006. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, "Selected Financial Data."

All of our equity compensation plans were approved by stockholders, except for our employee stock ownership plan. Shown below is certain information as of December 31, 2006 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under the plan

First Niagara Financial Group, Inc. 1999
Stock Option Plan	1,167,204	$ 4.94	10,868
First Niagara Financial Group, Inc. 1999
Recognition and Retention Plan	200,790(1)	Not Applicable	41,755
First Niagara Financial Group, Inc. Amended
and Restated 2002 Long-term Incentive	2,787,681	$ 13.30	5,000,601
Stock Benefit Plan

Total	4,155,675		5,053,224

(1) Represents shares that have been granted but have not yet vested.

Our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

The following table discloses information regarding the purchases of our common stock made during the fourth quarter of 2006:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase plans (1)	Maximum number of shares yet to be purchased under the plans

October	45,000	$14.35	45,000	6,031,761
November	184,100	$14.33	184,100	5,847,661
December	155,000	$14.71	155,000	5,692,661

Total	384,100	$14.49	384,100

(1) On March 22, 2006, we announced a 5,600,000 share repurchase program that does not have an expiration date. The extent to which shares are repurchased depend on a number of factors including market trends and prices, economic conditions, and alternative uses for capital.

Stock Performance Graph
Below is a stock performance graph comparing (a) the cumulative total return on our common stock for the period beginning December 31, 2001 as reported by the NASDAQ National Market, through December 31, 2006, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, (c) the cumulative total return of publicly traded thrifts over the same period, and, (d) the cumulative total return of all publicly traded banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the year ended December 31,

	2006	2005	2004	2003	2002

	(Dollar and share amounts in thousands, except per share amounts)
Selected financial condition data:
Total assets	$7,945,526	$8,064,832	$5,078,374	$3,589,507	$2,934,795
Loans and leases, net	5,593,512	5,216,299	3,215,255	2,269,203	1,974,560
Securities available for sale:
Mortgage-backed	717,601	867,037	618,156	499,611	340,319
Other	342,821	737,851	551,973	346,272	292,045
Deposits	5,709,736	5,479,412	3,337,682	2,355,216	2,205,421
Borrowings	747,554	1,096,427	750,686	457,966	397,135
Stockholders' equity	$1,387,197	$1,374,423	$928,162	$728,174	$283,696
Common shares outstanding(1)	106,753	108,656	78,277	66,326	64,681

Selected operations data:
Interest income	$415,830	$375,217	$224,578	$169,959	$167,637
Interest expense	169,349	125,067	68,476	62,544	76,107

Net interest income	246,481	250,150	156,102	107,415	91,530
Provision for credit losses	6,456	7,348	8,442	7,929	6,824

Net interest income after provision for
credit losses	240,025	242,802	147,660	99,486	84,706
Noninterest income	111,218	90,663	51,866	43,379	41,787
Noninterest expense	211,851	188,206	120,850	88,277	77,331

Income from continuing operations
before income taxes	139,392	145,259	78,676	54,588	49,162
Income taxes from continuing operations	47,533	52,400	26,859	18,646	18,752

Income from continuing operations	91,859	92,859	51,817	35,942	30,410
Income from discontinued
operations, net of tax(2)	—	—	—	164	385

Net income	$91,859	$92,859	$51,817	$36,106	$30,795

Stock and related per share data (1):
Earnings per common share:
Basic	$0.86	$0.85	$0.66	$0.55	$0.48
Diluted	0.85	0.84	0.65	0.53	0.47
Cash dividends	0.46	0.38	0.30	0.22	0.17
Book value	12.99	12.65	11.86	10.98	4.39
Market Price (NASDAQ: FNFG):
High	15.43	15.16	15.78	16.55	12.41
Low	13.38	12.05	11.49	10.11	6.07
Close	$14.86	$14.47	$13.95	$14.97	$10.10

	At or for the year ended December 31,

	2006	2005	2004	2003	2002

		(Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(3):
Return on average assets	1.14%	1.18%	1.05%	1.02%	1.08%
Return on average equity	6.67	6.76	5.59	5.19	11.22
Return on average tangible equity(4)	14.75	14.41	8.75	6.15	15.90
Net interest rate spread	3.20	3.46	3.38	2.90	3.32
Net interest rate margin	3.61	3.75	3.66	3.36	3.55
Efficiency ratio	59.23	55.22	58.11	58.54	58.01
Dividend payout ratio	53.49%	44.71%	45.45%	40.00%	35.42%

Capital ratios:
Total risk-based capital	12.16%	12.26%	17.65%	19.04%	11.34%
Tier 1 risk-based capital	10.91	11.01	16.40	17.94	10.27
Tier 1 (core) capital	7.73	7.56	11.40	11.92	6.54
Tangible capital	7.73	7.56	11.40	11.87	6.54
Ratio of stockholders' equity to total assets	17.46%	17.04%	18.28%	20.29%	9.67%

Asset quality:
Total non-accruing loans	$15,528	$21,930	$12,028	$12,305	$7,478
Other non-performing assets	632	843	740	543	1,423
Allowance for credit losses	71,913	72,340	41,422	25,420	20,873
Net loan charge-offs	$6,883	$7,114	$7,090	$5,383	$4,678
Total non-accruing loans to total loans	0.27%	0.41%	0.37%	0.54%	0.37%
Total non-performing assets to total assets	0.20	0.28	0.25	0.36	0.30
Allowance for credit losses to non-accruing loans .	463.12	329.87	344.38	206.58	279.13
Allowance for credit losses to total loans	1.27	1.37	1.27	1.11	1.05
Net charge-offs to average loans	0.12%	0.14%	0.23%	0.24%	0.24%

Other data:
Number of branches	119	118	71	47	38
Full time equivalent employees	1,922	1,984	1,200	944	945

	2006				2005

	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter

Selected Quarterly Data:			(In thousands except per share amounts)

Interest income	$106,163	$105,026	$104,011	$100,630	$98,475	$96,297	$93,930	$86,515
Interest expense	46,697	44,400	40,175	38,077	35,613	32,801	30,368	26,285

Net interest income	59,466	60,626	63,836	62,553	62,862	63,496	63,562	60,230
Provision for credit losses	1,300	1,300	1,556	2,300	2,500	1,647	900	2,301

Net interest income after
provision for credit	58,166	59,326	62,280	60,253	60,362	61,849	62,662	57,929
losses
Noninterest income	27,903	29,602	27,802	25,911	26,211	25,640	20,401	18,411
Noninterest expense	54,775	53,095	52,072	51,909	50,384	47,808	46,161	43,853

Income before income taxes	31,294	35,833	38,010	34,255	36,189	39,681	36,902	32,487
Income taxes	10,398	12,275	13,212	11,647	12,689	15,508	12,811	11,392

Net Income	$20,896	$23,558	$24,798	$22,608	$23,500	$24,173	$24,091	$21,095

Earnings per share:
Basic	$0.20	$0.22	$0.23	$0.21	$0.22	$0.22	$0.22	$0.19
Diluted	0.19	0.22	0.23	0.21	0.21	0.22	0.22	0.19
Market price (NASDAQ:FNFG):
High	15.43	15.20	14.74	15.16	15.15	15.16	14.65	14.16
Low	13.89	13.54	13.44	13.38	13.35	13.78	12.05	12.80
Close	14.86	14.62	14.02	14.66	14.47	14.44	14.58	13.21

Cash Dividends	$0.12	$0.12	$0.11	$0.11	$0.10	$0.10	$0.09	$0.09
________________________________

(1) We adjusted all per share data and references to the number of shares outstanding for purposes of calculating per share amounts prior to January 17, 2003 to give recognition to the 2.58681 exchange ratio applied in our Conversion.
(2) Effective February 18, 2003, we sold NOVA Healthcare Administrators, Inc. our wholly- owned third-party benefit plan administrator subsidiary. For the periods presented, we have reported the results of operations from NOVA as "Discontinued Operations." 2003 amounts include the net gain realized on the sale of $208 thousand.
(3) Computed using daily averages.
 (4) Excludes average goodwill and other intangibles of $754.9 million, $729.8 million, $335.8 million, $109.2 million, and $80.9 million for 2006, 2005, 2004, 2003, and 2002, respectively.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our consolidated financial statements and related notes filed with this report in Part II, Item 8, "Financial Statements and Supplementary Data" and the description of our business filed here within Part I, Item I, "Business."

OVERVIEW

First Niagara Financial Group, Inc. ("FNFG") holds all of the capital stock of First Niagara Bank ("First Niagara"), a federally chartered savings bank subject to Office of Thrift Supervision ("OTS") regulation. FNFG and First Niagara are hereinafter referred to collectively as "we", "us", and "our." We are positioned as one of the leading community banks in Upstate New York with $7.9 billion of assets, $5.7 billion of deposits and 119 branch locations as of December 31, 2006.

We were organized in April 1998 in connection with the conversion of First Niagara Bank from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through our "Buy and Build" strategy, which included the acquisition of six banks and twelve financial services companies. As a result, we are now a multi market community banking and financial services company that provides our customers with a full range of products and services delivered through four customer focused business units: consumer; commercial; business services; and wealth management. This includes residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as various consumer and commercial deposit products. Additionally, we offer risk management (insurance) and wealth management products and services.

The "Build" portion of our strategy includes steady organic growth, including the opening of sixteen de novo locations since our initial public offering. These new branches are primarily located in Western New York where acquisition opportunities have been more limited. We continue to be committed to a de novo branch expansion strategy to expand our service area in that region and fill coverage gaps. Since our initial public offering we have also significantly expanded our commercial loan operations, which include a full product suite of cash management and merchant banking services. Our objective is to redirect our lending focus so that our loan portfolio will become more like that of a commercial bank. This strategy has also been effective in reducing interest rate risk sensitivity and is a good source of non-interest bearing deposits.

In 2004, we launched a strategic initiative to better leverage the businesses acquired, position us for future growth and improve overall performance. The outcome was a strategic plan that focuses on deepening relationships with both commercial and retail customers and providing superior customer service that will lead to improved performance and profitability. During 2006 we made significant enhancements to our infrastructure in order to support this relationship based strategy.

The "Buy" portion of our strategy was enhanced when we entered the higher growth Capital Region of New York State through our acquisitions of Hudson River Bancorp, Inc. ("HRB") on January 14, 2005 and Troy Financial Corporation ("TFC") on January 16, 2004. HRB was the holding company of the former Hudson River Bank & Trust Company, which had total assets of approximately $2.8 billion, deposits of $1.8 billion and fifty branch locations. The acquisition resulted in the issuance of 35.7 million shares of our stock and cash payments totaling $126.8 million. The results of operations of HRB are included in our consolidated statements of income from the date of acquisition.

TFC was the holding company of the former Troy Savings Bank and Troy Commercial Bank, and through those subsidiaries operated twenty-one branch locations with $1.4 billion of assets and $923.7 million of deposits. The acquisition resulted in the issuance of 13.3 million shares of our stock and cash payments totaling $151.9 million. The results of operations of TFC are included in our consolidated statements of income from the date of acquisition.

Financial Overview
Our total assets were $7.9 billion at December 31, 2006, as compared to $8.1 billion at December 31, 2005. This decrease was primarily due to the interest-rate driven balance sheet de-leveraging strategy, which resulted in a $348.9 million decline in our borrowings. Our balance sheet also reflects a $369.3 million, or 7%, increase in our total loans. This includes an 11% increase in commercial real-estate and business loans as well as a 17% increase in home equity loans. We funded this loan growth with a $230.3 million, or 4%, increase in our deposits, as well as cash flow (primarily maturities and paydowns) generated by our available for sale securities, which decreased $544.5 million, or 34%, during the year. Loan and core deposit growth continued to be a challenge during 2006 given the interest rate environment and competitive market conditions. That combination of factors resulted in a change in our deposit mix as consumer preferences shifted towards higher rate money market and certificate accounts.

Our net income for the year ended December 31, 2006 was $91.9 million or $0.85 per diluted share as compared to $92.9 million, or $0.84 per diluted share for 2005. The combination of the continued flat yield curve and resultant market interest rates and a highly competitive deposit market negatively impacted our net interest rate margin, which declined from 3.75% in 2005 to 3.61% in 2006. The effects of this margin pressure on net interest income have been lessened through our loan growth as well as our de-leveraging strategy of not renewing borrowings as they matured. As a result of favorable credit experience in 2006, our provision for credit losses was $6.5 million compared to $7.3 million for 2005. Increases in both noninterest income and expense reflect the impact of two financial services company acquisitions in the latter half of 2005, expenses related to our CEO transition and Board of Directors downsizing, other employee severance charges, the addition of six new branch locations and the opening of our downtown Buffalo Regional Market Center.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgements. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.

A detailed description of our methodology for calculating our allowance for credit losses and assumptions made is included within the "Lending Activities" section filed herewith in Part I, Item 1, "Business."

Although goodwill is not subject to amortization, we must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. We allocated goodwill to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment. We utilize discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, we select the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified. During 2006, we did not identify any individual reporting unit where fair value was less than our carrying value, including goodwill.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities
Loan Portfolio Composition. The table below is selected information concerning the composition of our loan and lease portfolios in dollar amounts and in percentages as of the dates indicated:

	At December 31,

	2006		2005		2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Real estate	$1,786,384	31.68%	$1,647,576	31.27%	$1,081,709	33.31%	$653,976	28.61%	$473,493	23.80%
Construction	248,325	4.40	222,907	4.23	187,149	5.76	86,154	3.77	101,633	5.11
Business	561,323	9.96	473,571	8.99	345,520	10.64	136,869	5.99	137,091	6.89

Total commercial	2,596,032	46.04	2,344,054	44.49	1,614,378	49.71	876,999	38.37	712,217	35.80
Residential real estate	2,252,473	39.95	2,182,907	41.43	1,132,471	34.87	948,877	41.51	929,524	46.73
Home equity	470,714	8.35	403,340	7.66	247,190	7.61	179,282	7.84	136,986	6.89
Other consumer	163,824	2.91	178,732	3.39	174,309	5.37	202,630	8.86	169,155	8.50
Specialized lending	155,032	2.75	159,759	3.03	79,358	2.44	78,131	3.42	41,464	2.08

Total loans and leases	5,638,075	100.00%	5,268,792	100.00%	3,247,706	100.00%	2,285,919	100.00%	1,989,346	100.00%

Net deferred costs and
unearned discounts	27,350		19,847		8,971		8,704		6,087
Allowance for credit losses	(71,913)		(72,340)		(41,422)		(25,420)		(20,873)

Total loans and leases, net	$5,593,512		$5,216,299		$3,215,255		$2,269,203		$1,974,560

Our total loans and leases outstanding increased $369.3 million, or 7%, from December 31, 2005 to December 31, 2006. Our commercial real estate and business loans increased $252.0 million, or 11%, meeting our aggressive growth target for the year despite operating in a highly competitive market. At December 31, 2006, commercial loans balances increased such they now comprise 46% of our total loan portfolio.

The 8% decrease in other consumer loan balances from 2005 was due primarily to the sale of the manufactured housing loan portfolio acquired in the 2005 HRB acquisition.

Another highlight for 2006 was the 17% increase in our home equity loans, which was a direct result of our active marketing of this relationship building product which has a lower credit risk compared to other consumer lending products. Growth in the residential real estate portfolio was a challenge during the year given the interest rate environment, which has caused consumers to move away from the short-term, variable rate loan products that we typically hold in portfolio. Nonetheless, residential real estate loan growth exceeded 3% for the year.

Allowance for Credit Losses. The following table details our allocation of our allowance for credit losses by loan category as of the dates indicated:

	At December 31,

	2006		2005		2004

	Amount of allowance for credit losses	Percent of loans to total loans	Amount of allowance for credit losses	Percent of loans to total loans	Amount of allowance for credit losses	Percent of loans to total loans

	(Dollars in thousands)
Commercial:
Real estate	$25,434	36%	$26,751	36%	$12,117	39%
Business	18,209	10	15,644	9	10,010	11

Total commercial	43,643	46	42,395	45	22,127	50

Residential real estate	3,898	40	4,036	41	2,196	35
Home equity	1,278	8	1,667	8	703	8
Other consumer	4,250	3	5,299	3	3,254	5
Specialized lending	7,443	3	7,892	3	2,609	2
Unallocated	11,401	—	11,051	—	10,533	—

Total	$71,913	100%	$72,340	100%	$41,422	100%

	At December 31,

	2003		2002

	Amount of allowance for credit losses	Percent of loans to total loans	Amount of allowance for credit losses	Percent of loans to total loans

	(Dollars in thousands)
Commercial:
Real estate	$7,137	32%	$4,917	29%
Business	5,168	6	6,025	7
Total commercial	12,305	38	10,942	36
Residential real estate	1,763	42	1,828	47
Home equity	509	8	524	7
Other consumer	3,781	9	3,811	8
Specialized lending	2,497	3	1,304	2
Unallocated	4,565	—	2,464	—

Total	$25,420	100%	$20,873	100%

Our allowance for credit losses decreased to $71.9 million or 1.27% of our total loans at December 31, 2006 from $72.3 million or 1.37% of our total loans at December 31, 2005 due to favorable credit experience in our loan portfolio. Our annualized net loan charge-offs totaled 0.12% of our average loans in 2006 declining from 0.14% in 2005 and 0.23% in 2004. Our non-performing assets also decreased to 0.20% of our total assets at December 31, 2006, an improvement over December 31, 2005 of 0.28%.

While we use currently available information to recognize losses on loans, future credit loss provisions will be necessary based on numerous factors, including changes in economic conditions. To the best of our knowledge, our allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, we can provide no assurance that our allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future or that a higher level of provision for credit losses will not be required.

Non-Accruing Loans and Non-Performing Assets. The following table sets forth information regarding our non-accruing loans and other non-performing assets as of the dates indicated:

	At December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Non-accruing loans (1) :
Commercial:
Real estate	$4,513	$6,755	$3,416	$3,878	$1,225
Business	2,599	3,171	1,564	1,964	400

Total commercial	7,112	9,926	4,980	5,842	1,625

Residential real estate	4,490	5,911	4,276	3,905	4,071
Home equity	819	567	519	401	332
Other consumer	1,356	953	801	538	652
Specialized lending	1,751	4,573	1,452	1,619	798

Total non-accruing loans	15,528	21,930	12,028	12,305	7,478
Real estate owned	632	843	740	543	1,423

Total non-performing assets (2)	$16,160	$22,773	$12,768	$12,848	$8,901

Total non-performing assets as a
percentage of total assets	0.20%	0.28%	0.25%	0.36%	0.30%

Total non-accruing loans as a
percentage of total loans	0.27%	0.41%	0.37%	0.54%	0.37%

(1)	We place loans on non-accrual status when they become 90 days past due or if we have uncertainty about collecting all interest or principal.
(2)	Non-performing assets do not include $4.1 million, $3.1 million, $2.7 million and $259 thousand of performing renegotiated loans that are accruing interest at December 31, 2006, 2005, 2004 and 2003 respectively. There were no such loans at December 31, 2002.

Investing Activities
Securities Portfolio. Our investment securities available for sale decreased $544.5 million or 34% since the end of 2005. This reflects our decision to de-leverage our balance sheet and to fund loan growth with cash flow generated by our investment securities portfolio given the flat yield curve and narrow spreads between investment yields and rates paid on wholesale borrowings. However, our investment portfolio remains well positioned to provide a stable source of cash flow with limited earnings volatility, as the weighted average life of our securities available for sale at December 31, 2006 was 2.5 years.

At December 31, 2006, all of our investment securities were classified as available for sale. The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of the dates indicated:

	At December 31,

	2006		2005		2004

	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Investment securities:	(Dollars in thousands)

Debt securities:
States and political subdivisions	$205,298	$204,373	$392,298	$390,890	$277,599	$277,573
U.S. Government Agencies	128,722	127,530	258,206	254,274	249,045	246,483
Corporate	3,830	3,765	39,051	39,483	21,424	21,420

Total debt securities	337,850	335,668	689,555	684,647	548,068	545,476
Other	6,307	6,380	6,307	6,377	6,308	6,447

Total investment securities	$344,157	$342,048	$695,862	$691,024	$554,376	$551,923

Average remaining life of debt
securities(1)	1.10 years		1.16 years		1.54 years
Mortgage-backed securities:
FNMA	$184,704	$178,750	$229,534	$222,560	$190,406	$188,224
FHLMC	100,999	98,319	125,831	121,668	135,971	134,093
GNMA	4,393	4,419	5,812	5,890	5,951	6,187
CMOs	448,934	436,113	530,891	516,919	291,871	289,652

Total mortgage-backed securities	$739,030	$717,601	$892,068	$867,037	$624,199	$618,156
Average remaining life of mortgage-
backed securities (1)	3.12 years		3.09 years		3.59 years

Asset-backed securities (2)	$779	$773	$47,048	$46,827	$50	$50
Average remaining life of asset-backed
securities (1)	0.48 years		2.07 years		1.50 years

Total securities available for sale	$1,083,966	$1,060,422	$1,634,978	$1,604,888	$1,178,625	$1,170,129

Average remaining life of investment
securities available for sale (1)	2.47 years		2.23 years		2.63 years

(1)	Average remaining life does not include other investment securities and is computed utilizing estimated maturities and prepayment assumptions.
(2)	Asset-backed securities are backed by fixed-rate home equity loans.

Funding Activities
Deposits. Our total deposits increased $230.3 million or 4% from December 31, 2005 to December 31, 2006. During 2006, our deposit growth was primarily driven by an increase in relationship money market and certificate of deposit accounts as our customers preferences shifted towards these higher yielding products. Our deposit growth also reflects our continued expansion of our municipal banking business providing us with a favorable interest rate spread over alternative wholesale borrowings. These deposits contributed $148.2 million of additional funding during 2006. We also continue to prioritize non-interest bearing deposits, which increased $55.0 million or 9% during 2006, given their relationship based benefits and the importance of managing our overall funding costs.

Set forth below is selected information concerning the composition of our deposits:

	At December 31,

	2006			2005			2004

	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate

Core deposits:	(Dollars in thousands)
Savings	$1,505,488	26.37%	1.64%	$1,619,187	29.55%	1.31%	$1,086,769	32.56%	1.02%
Interest-bearing checking	1,273,579	22.31	2.29	1,182,995	21.59	1.46	912,598	27.34	1.06
Noninterest-bearing	647,108	11.33	—	592,076	10.81	—	291,491	8.74	—

Total core deposits	3,426,175	60.01	1.57	3,394,258	61.95	1.14	2,290,858	68.64	0.91
Certificates	2,283,561	39.99	4.42	2,085,154	38.05	3.38	1,046,824	31.36	2.37

Total deposits	$5,709,736	100.00%	2.71%	$5,479,412	100.00%	1.99%	$3,337,682	100.00%	1.37%

Borrowings. The following table shows certain information on our borrowings for the years indicated:

	At or for the year ended December 31,

	2006	2005	2004

	(Dollars in thousands)
Period-end balance:
FHLB advances	$340,355	$520,760	$336,671
Repurchase agreements	407,199	575,667	400,930
Other borrowings	—	—	13,085

Total borrowings	$747,554	$1,096,427	$750,686

FHLB advances	$606,253	$704,995	$367,300
Repurchase agreements	561,291	627,271	400,930
Other borrowings	—	22,907	13,453
Average balance:
FHLB advances	$480,637	$576,099	$321,398
Repurchase agreements	499,792	588,918	343,813
Other borrowings	—	11,693	12,573
Period-end weighted average interest rate:
FHLB advances	4.65%	5.00%	4.31%
Repurchase agreements	4.36	3.80	3.83
Other borrowings	—	—	5.34

Given the flat to inverted yield curve and the very narrow spreads earned upon reinvesting in our investment securities we continue to reduce our wholesale borrowings, which have decreased $348.9 million, or 32% since December 31, 2005. As the current yield curve continues to be inverted and, therefore, does not create opportunities to earn acceptable risk-adjusted returns from maintaining a leveraged position, we will continue to evaluate the benefits of further de-leveraging as borrowings mature during 2007. Additionally, at December 31, 2006, our repurchase agreements include $144.1 million that have call provisions that could accelerate their maturity during 2007 if rates were to rise significantly from current levels.

Capital Resources
For the year ended December 31, 2006, we declared four common stock dividends totaling $0.46 per share, or $49.4 million. This represents a dividend payout ratio of 53% and a 21% increase over the prior year on a per share basis.

During 2006, we increased our capital by $12.8 million including:

●	$42.5 million increase from earnings of $91.9 million net of $49.4 million in cash dividends;
●	$2.4 million increase from the allocation of common stock under our ESOP;
●	$9.0 million increase from stock-based compensation activities;
●	$3.9 million increase from unrealized gains on securities, net of taxes;
●	$5.4 million decrease for the adoption of SFAS No. 158, net of taxes; and
●	$40.1 million decrease for repurchase of shares.

We repurchased 2.9 million shares of our common stock during 2006 at an average cost of $13.92 per share. As of December 31, 2006 we are authorized to repurchase an additional 5.7 million shares, which includes a 5.6 million share authorization from our Board of Directors announced near the end of the first quarter of 2006. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase our shares in the future will depend on a number of factors including market trends and prices and alternative uses for our capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Net Interest Income
During the January 1, 2005 to June 30, 2006 time period, the Federal Reserve ("Fed") raised its benchmark overnight federal funds rate twelve times, in 25 basis point increments. While the Fed held rates flat beginning in the second half of 2006, the preceding increases caused a more rapid rise in the rates we pay on our interest-bearing liabilities than in the yields that we earn on our interest earning assets. The result of these conditions was a narrowing of our net interest rate margin during 2006. While our efforts to increase our higher yielding assets, such as commercial business loans, and to lower our higher cost wholesale borrowings helped to mitigated the impact of the flat to inverted yield curve during the year, those efforts were not enough given the length of time the curve has remained flat to inverted, the shift in our customer's preferences to higher paying certificate and money market deposit accounts, as well as intensifying local market competition for customers deposits. As a result, our average net interest rate margin declined 14 basis points to 3.61% for 2006 as compared to 3.75% during 2005.

During 2006, our yield on interest earning assets was 6.04%, a 44 basis point improvement over 2005. The yield that we earned on our commercial business loans improved to 7.06% for 2006 as compared to 6.63% during 2005. The yield that we earned on our home equity loans also showed notable improvement, increasing 75 basis points to 6.88% for 2006.

A shift in our deposits into higher paying certificate accounts and a 70 basis point increase in the rates of our interest bearing liabilities to 2.84% resulted in a $44.3 million increase in our funding costs for 2006. Customer migration towards higher rates, coupled with the strong competition for deposits in our markets was reflected in a $370.9 million increase in our average certificate account balances during the year with rates paid increasing from 2.77% in 2005 to 3.90% in 2006.

While future changes in market interest rates or spreads, as well as changes in our asset and liability mix could adversely impact our net interest income and net interest margin going forward, our net interest rate margin stabilized due to prepayment activity over the latter half of the year, averaging 3.52% and 3.54% during the third and fourth quarters of 2006, respectively. We expect the yield curve to remain inverted or flat for the majority of 2007 and anticipate continued modest pressure on our net interest margin throughout the year.

The following table presents our condensed average balance sheet information as well as tax equivalent interest income and yields. We use a tax equivalent basis in order to provide the most comparative yields among all types of interest earning assets. That is, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory income tax rates adjusted for the non-deductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

	For the year ended December 31,

		2006			2005			2004

	Average outstanding balance	Interest earned/ paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate

	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$5,524,111	$361,098	6.53%	$5,013,689	$314,599	6.27%	$3,109,335	$190,835	6.13%
Mortgage-backed securities(2)	813,530	33,424	4.11	948,750	38,131	4.02	613,888	22,598	3.68
Other investment securities(2)	563,661	23,054	4.09	739,500	23,743	3.21	563,315	13,349	2.37
Money market and other investments	71,835	3,858	5.37	3,009	76,724	3.93	61,259	891	1.42

Total interest-earning assets	6,973,137	$421,434	6.04%	6,778,663	$379,482	5.60%	4,347,797	$227,673	5.23%

Allowance for credit losses	(72,610)			(73,230)			(40,228)
Noninterest-earning assets(3)(4)	1,128,234			1,147,155			642,148

Total assets	$8,028,761			$7,852,588			$4,949,717

Interest-bearing liabilities:
Savings deposits	$1,565,424	$23,542	1.50%	$1,643,758	$17,987	1.09%	$1,033,983	$9,768	0.94%
Checking accounts	1,200,698	22,721	1.89	1,174,366	13,476	1.15	889,372	8,258	0.93
Certificates of deposit	2,202,282	85,921	3.90	1,831,418	50,670	2.77	1,081,034	23,924	2.21
Borrowings	980,429	37,164	3.76	1,176,710	42,934	3.62	677,784	26,526	3.88

Total interest-bearing liabilities	5,948,833	$169,348	2.84%	5,826,252	$125,067	2.14%	3,682,173	$68,476	1.85%

Noninterest-bearing deposits	591,306			547,599			275,227
Other noninterest-bearing liabilities	111,128			104,323			64,560

Total liabilities	6,651,267			6,478,174			4,021,960

Stockholders' equity(3)	1,377,494			1,374,414			927,757

Total liabilities and
stockholders' equity	$8,028,761			$7,852,588			$4,949,717

Net interest income		$252,086			$254,415			$159,197

Net interest rate spread			3.20%			3.46%			3.38%

Net earning assets	$1,024,304			$952,411			$665,624

Net interest rate margin		3.61%			3.75%			3.66%

Ratio of average interest-earning
assets to average interest-bearing
liabilities	117.22%			116.35%			118.08%

(1)	Average outstanding balances are net of deferred costs and premiums and include loans held for sale.
(2)	Average outstanding balances are amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include bank-owned life insurance, earnings from which are reflected in noninterest income.

Rate/Volume Analysis. The following table presents (on a tax-equivalent basis) the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our net interest income during the years indicated. We have provided information in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate:

	For the year ended December 31,

	2006 vs. 2005			2005 vs. 2004

	Increase/(decrease) due to		Total increase (decrease)	Increase/(decrease) due to		Total increase (decrease)

	Volume	Rate		Volume	Rate
		(In thousands)
Interest-earning assets:
Loans	$31,921	$14,578	$46,499	$120,256	$3,508	$123,764
Mortgage-backed securities	(5,539)	832	(4,707)	13,295	2,238	15,533
Other investment securities	(6,354)	5,665	(689)	4,869	5,525	10,394
Money market and other investments	(199)	1,048	849	389	1,730	2,119

Total interest-earning assets	$19,829	$22,123	$41,952	$138,809	$13,001	$151,810

Interest-bearing liabilities:
Savings deposits	$(894)	$6,449	$5,555	$6,479	$1,740	$8,219
Checking accounts	1,884	7,361	9,245	2,823	2,395	5,218
Certificates of deposit	12,255	22,996	35,251	19,778	6,968	26,746
Borrowings	(7,140)	1,370	(5,770)	18,315	(1,907)	16,408

Total interest-bearing liabilities	$6,105	$38,176	$44,281	$47,395	$9,196	$56,591

Net interest income	$13,724	$(16,053)	$(2,329)	$91,414	$3,805	$95,219

Provision for Credit Losses
During 2006, we benefited from a continuing favorable credit environment and strong asset quality. As a result, our provision for credit losses was $6.5 million, or 0.12% of average loans, compared to $7.3 million or 0.15% for 2005. Our level of nonperforming loans improved throughout the year, declining $6.4 million from $21.9 million at December 31, 2005 to $15.5 million at December 31, 2006. As a result, the ratio of allowance for credit losses to non-performing loans improved to 463% at year end 2006 from 330% at year end 2005. In addition, our net charge off levels also improved to 0.12% of average loans during 2006 as compared to 0.14% during 2005. Our provision is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition and risk in our loan portfolio, the level of our non-accruing and delinquent loans and related collateral or government guarantees, charge-offs and economic conditions. We establish provisions for credit losses, which we charge to operations, in order to maintain the allowance for credit losses at a level to absorb credit losses in our existing loan portfolio.

The following table presents an analysis of our allowance for credit losses, including charge-off and recovery data, for the years indicated:

	For the year ended December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$72,340	$41,422	$25,420	$20,873	$18,727
Charge-offs:
Commercial:
Real estate	1,422	1,285	669	416	390
Business	1,052	2,402	1,504	2,072	1,449

Total commercial	2,474	3,687	2,173	2,488	1,839

Residential real estate	295	192	49	518	370
Home equity	56	34	—	—	—
Other consumer	4,565	3,926	4,272	2,547	2,572
Specialized lending	2,512	2,785	1,732	1,207	1,023

Total	9,902	10,624	8,226	6,760	5,804

Recoveries:
Commercial:
Real estate	137	864	86	154	270
Business	911	1,283	231	333	163

Total commercial	1,048	2,147	317	487	433

Residential real estate	37	61	83	74	107
Home equity	24	—	—	—	—
Other consumer	1,038	777	638	621	536
Specialized lending	872	525	98	195	50

Total	3,019	3,510	1,136	1,377	1,126

Net charge-offs	6,883	7,114	7,090	5,383	4,678
Provision for credit losses	6,456	7,348	8,442	7,929	6,824
Allowance obtained through acquisitions	—	30,684	14,650	2,001	—

Balance at end of year	$71,913	$72,340	$41,422	$25,420	$20,873

Ratio of net charge-offs to average
loans outstanding	0.12%	0.14%	0.23%	0.24%	0.24%

Ratio of allowance for credit losses
to total loans	1.27%	1.37%	1.27%	1.11%	1.05%

Ratio of allowance for credit losses
to non-accruing loans	463.12%	329.87%	344.38%	206.58%	279.13%

Noninterest Income
For 2006, our noninterest income increased 23% to $111.2 million compared to $90.7 million for 2005. Reflecting our efforts to become a more diversified financial services company and to become less dependent on more volatile interest income, our noninterest income increased to 31% of our total revenue for 2006, up from 27% in 2005. While operating in an increasingly soft insurance market, our risk management revenue increased 48% during 2006, primarily due to a full year of HLN operations that we acquired during the third quarter of 2005. Employee benefits administration services, up $2.4 million for the year, also benefited from a full year of operation of our Burke Group subsidiary which we acquired in September of 2005. Our wealth management revenue, in particular commissions from sales of third-party mutual fund and annuity products, increased 23% during 2006, resulting from increased marketing initiatives and the hiring of a more seasoned sales force. Fees for providing our banking services increased $1.3 million during 2006, a reflection of our customer relationship building efforts. Noninterest income also included a $3.0 million pre-tax gain that we recognized during the third quarter from the sale of a $24.7 million manufactured housing loan portfolio that we originally obtained in the HRB acquisition.

Noninterest Expenses
Noninterest expenses for 2006 increased $23.6 million over 2005 and include a full year of operating costs associated with our HLN and Burke Group operations that we acquired during the second half of 2005. In addition, occupancy costs included six new branch locations, a new downtown Buffalo Regional Market Center and the costs to consolidate four overlapping branch locations that we acquired in our TFC and HRB acquisitions. Also included in our salaries and benefit expenses is $4.3 million in severance costs, $1.9 million for our Board of Directors downsizing, and $1.8 million of stock option expenses due to our adoption in 2006 of SFAS Statement No. 123(R). The severance charges include $2.4 million related to the transition of our President and CEO, as well as costs associated with centralizing certain back-office processes.

The higher level of operating expenses, coupled with the revenue growth challenges during the year, negatively impacted our efficiency ratio which increased to 59.2% for 2006 from 55.2% in 2005. The efficiency ratio for our banking segment, which excludes our lower margin financial services business, was 54.5% during 2006, compared to 51.0% in 2005. Limiting expense growth, even while continuing to build out and expand our franchise, will continue to be a primary focus for us until we can improve our operating leverage.

Income Taxes
Our effective tax rate declined to 34.1% for 2006 from 36.1% in 2005 due to the benefit of expanding our municipal banking business and the related increase in tax-advantaged securities and loans. Our 2005 effective tax rate included a $1.3 million tax charge relating to our surrender of $40 million of bank owned life insurance obtained in our TFC and HRB acquisitions. Excluding this charge, the effective tax rate in 2005 was 35.1%.

The 2007 New York State budget bill proposed by the Governor currently contains a provision that would disallow the exclusion of dividends paid by a REIT. This bill, if enacted as proposed, would be effective beginning in 2007, and we would lose the tax benefit associated with our REIT. Without the REIT dividend exclusion, our 2006 effective tax rate would have been approximately 36.7%. We do not expect to be materially impacted by any of the other provisions in this bill.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Net income for the year ended December 31, 2005 increased 79% from $51.8 million, or $0.65 per diluted share for 2004 to $92.9 million, or $0.84 per diluted share in 2005. These results reflect the benefits of our acquisition of HRB, two financial services companies and a favorable credit environment.

Net Interest Income
Our net interest income increased to $250.2 million in 2005 from $156.1 million in 2004. Our net interest rate margin also improved during 2005 to 3.75% from 3.66% in 2004. These improvements reflect the benefits of the higher yielding net earning assets that we acquired from HRB as well as our loan and noninterest bearing deposit growth. However, pressure on our net interest rate margin was persistent throughout the year due to the flat yield curve, competitive loan pricing and shift in our deposit mix. As a result, our average net interest rate margin declined 13 basis points from the first to the fourth quarter of 2005.

A 67% increase in our interest income during 2005 reflects the earning assets acquired from HRB as well as home equity and commercial loan growth. Those initiatives, coupled with the benefit of a 200 basis point rise in short-term rates, were the primary drivers behind our 37 basis point increase in yield on our interest-earning assets during 2005. The increase in our interest expense was also primarily due to the rise in short-term rates as well as a shift in our deposit mix towards higher rate certificate, money market and municipal accounts across our expanded deposit base.

Provision for Credit Losses
During 2005 a favorable credit environment and strong asset quality resulted in a $7.3 million provision for credit losses for the year. This provision, which was 0.19% of average loans, compared to $8.4 million or 0.27% of average loans for 2004. During the second half of 2005, we increased our provision levels compared to the first two quarters, as net charge-offs and non-performing loans began to trend upward.

Noninterest Income
For 2005, our noninterest income totaled $90.7 million compared to $51.9 million in 2004. This increase reflects the benefit of our HRB acquisition as well as our purchase of four financial services companies during the year. Most notably were our acquisitions of HLN and The Burke Group during the third quarter of 2005 which added $10.0 million to revenue from the dates that we acquired them. Banking services revenue increased $17.5 million from 2004 to 2005, reflecting the growth on our customer base as well as our implementation of our relationship based sales strategy. While our wealth management revenue for the year increased 18% over 2004, revenue from that business unit was flat throughout 2005 as the benefits of the added customer base in Eastern New York were mitigated by lower annuity sales due to the unfavorable interest rate environment for these products. Noninterest income also included a $1.4 million pre-tax gain on our sale of a real-estate joint venture partnership during the third quarter of the year.

Noninterest Expenses
Noninterest expenses for 2005 increased $67.4 million over 2004. This was mainly the result of operating costs associated with the former HRB operations, as well as ongoing expenses from the four financial service companies that we acquired, three new branch locations opened and the initial implementation of our strategic plan. Non-recurring marketing, training and other expenses associated with the HRB acquisition totaled $2.5 million, primarily incurred during the first quarter of 2005. Even with these increases, as well as the higher level of revenue from lower margin financial services businesses, our efficiency ratio improved to 55% for 2005 compared to 58% for 2004. This improvement is a direct result of our focus on expense management as well as synergies that we attained with the HRB transaction.

Income Taxes
Our effective tax rate of 36.1% for 2005 included a $1.3 million tax charge relating to our surrender of $40 million of bank owned life insurance obtained in the TFC and HRB acquisitions. Excluding this charge, our effective tax rate was 35.1% compared to 34.1% for 2004 as the assets acquired from HRB generated less tax advantaged income. Additionally, our results for 2004 include nonrecurring tax-exempt payments from bank owned life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

In addition to cash flow from operations, deposits and borrowings, our funding is provided from the principal and interest payments that we receive on our loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, our deposit balances and loan prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans and the purchase of investment securities. During 2006 our loan originations totaled $2.2 billion compared to $2.0 billion for 2005, while our purchases of investment securities declined to $75.4 million as compared to $453.3 million during 2005. The increase in our loan originations came primarily from our commercial business lending activities related to our strategic focus on these higher yielding products. The lower level of our investment security purchases in 2006 relates to our decision to de-leverage the balance sheet and fund our loan growth with investment securities cash flow given the narrow spreads between investments and wholesale borrowings.

During 2006, cash flows provided by our securities available for sale amounted to $624.6 million compared to $590.2 million for 2005 while our deposit growth provided $230.3 million of additional funding for 2006. Our de-leveraging strategy however, utilized $342.9 million of the 2006 funding to repay wholesale borrowings as they matured. We have a total of $1.2 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

Contractual Obligations and Other Commitments. The following table indicates certain of our funding obligations by time remaining until maturity as follows:

	At December 31, 2006

	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total

	(In thousands)

Certificates of deposit(1)	$2,090,498	$165,824	$25,568	$1,671	$2,283,561
Borrowings	300,283	353,879	67,173	26,219	747,554
Commitments to extend credit(2)	803,975	—	—	—	803,975
Standby letters of credit(2)	66,271	—	—	—	66,271
Operating leases(3)	6,209	11,242	8,467	27,200	53,118
Purchase obligations	2,700	4,975	4,000	2,333	14,008
Investment partnership commitments	575	702	558	3,000	4,835

Total contractual obligations	$3,270,511	$536,622	$105,766	$60,423	$3,973,322

(1)	Includes the maturity of certificates of deposit greater than $100 thousand as follows: $242.8 million in three months or less; $196.7 million between three months and six months; $137.2 million between six months and one year; and $32.1 million over one year.
(2)	We do not expect all of our commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $498.9 million available under lines of credit, which generally expire unfunded one year from the date of origination.
(3)	Includes amounts committed in connection with a ten-year lease for office space beginning in February 2007 to establish a Central New York "Regional Market Center."

Loan Commitments. In the ordinary course of business we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customers' creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate loans of approximately $305.1 million and $309.3 million at December 31, 2006 and 2005, respectively.

To assist us with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell newly originated conventional, 30 year and FHA and VA loans in the secondary market to government sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold resulting in our receiving monthly service fee income. During 2006, we began selling select loans with servicing released on a non-recourse basis. Our commitments to sell residential mortgages amounted to $2.9 million and $9.4 million at December 31, 2006 and 2005, respectively.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. Borrowers are able to draw on these lines as needed, making our funding requirements generally more difficult to predict. Our unused commercial lines of credit amounted to $292.2 million at December 31, 2006 and generally possess an expiration period of less than one year. Our home equity and other consumer lines of credit totaled $206.7 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third-party. Our standby letters of credit amounted to $66.3 million at December 31, 2006 with generally having an expiration period of less than two years. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts that we report. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through the sources described above. The credit risk involved in our issuing of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule. The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our available for sale securities portfolio as of December 31, 2006. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal.

Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of our investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value:

	At December 31, 2006

	One year or less		More than one year to five years		More than five years to ten years		After ten years		Total

	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield

	(Dollars in thousands)
Debt securities:
States and political
subdivisions	$104,724	3.52%	$98,190	3.14%	$1,459	3.93%	$—	— %	$204,373	3.34%
U.S. Government agencies	109,104	3.23	18,426	3.93	—	—	—	—	127,530	3.32
Corporate	—	—	3,765	4.53	—	—	—	—	3,765	4.53

Total debt securities	213,828	3.37	120,381	3.31	1,459	3.93	—	—	335,668	3.35

Mortgage-backed securities:
CMO's	82	5.64	66	5.88	50,673	3.95	385,292	4.24	436,113	4.20
FNMA	74	4.74	8,259	3.49	135,101	3.94	35,316	4.69	178,750	4.07
FHLMC	3,615	3.52	55,529	3.29	19,969	4.32	19,206	4.71	98,319	3.79
GNMA	10	8.11	135	5.57	514	7.49	3,760	5.41	4,419	5.66

Total mortgage-backed
securities	3,781	3.60	63,989	3.33	206,257	3.99	443,574	4.30	717,601	4.12

Asset-backed securities	—	—	—	—	—	—	773	5.15	773	5.15
Other (1)	—	—	—	—	—	—	—	—	6,380	4.50

Total securities
available for sale	$217,609	3.38%	$184,370	3.31%	$207,716	3.99%	$444,347	4.31%	$1,060,422	3.88%

(1)	Estimated maturities do not include other securities available for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2006, regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal:

	Within one year	One through five years	After five years	Total

		(In thousands)
Commercial:
Real estate	$753,128	$975,575	$306,006	$2,034,709
Business	380,308	142,808	38,207	561,323

Total commercial	1,133,436	1,118,383	344,213	2,596,032

Residential real estate	343,748	961,878	946,847	2,252,473
Home equity	211,054	144,046	115,614	470,714
Other consumer	62,107	63,050	38,667	163,824
Specialized lending	96,555	58,317	160	155,032

Total loans and leases	$1,846,900	$2,345,674	$1,445,501	$5,638,075

For the loans reported in the preceding table, the following sets forth at December 31, 2006, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2007:

	Due after December 31, 2007

	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Real estate	$653,622	$627,959	$1,281,581
Business	181,015	—	181,015

Total commercial	834,637	627,959	1,462,596

Residential real estate	1,610,683	298,042	1,908,725
Home equity	259,660	—	259,660
Other consumer	101,717	—	101,717
Specialized lending	58,477	—	58,477

Total loans and leases	$2,865,174	$926,001	$3,791,175

Dividends. Our ability to pay dividends to our shareholders and make acquisitions is primarily dependent upon the ability of First Niagara to pay us dividends. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. We do not believe these regulatory requirements will affect First Niagara's ability to pay us dividends in the future given its well capitalized position.

Cash and Cash Equivalents. Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are our most liquid assets. We monitor the level of these assets daily and are dependent on operating, financing, lending and investing activities during any given period. We usually invest excess short-term liquidity in overnight federal funds sold. In the event that we require funds beyond those that we generate internally due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available to us through the use of repurchase agreements, the sale of loans or investments or our various lines of credit. As of December 31, 2006, our total of cash, interest-bearing demand accounts, federal funds sold and other short-term investments was $187.7 million, or 2.4% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2006 was $20.9 million, or $0.19 per diluted share, which compares to $23.5 million, or $0.21 per diluted share, for the same period of 2005. The decline in net income was primarily attributable to $3.3 million in severance charges incurred in the fourth quarter of 2006.

Our net interest income was $59.5 million for the fourth quarter of 2006, reflecting an 18 basis point decrease in our net interest rate margin compared to our fourth quarter of 2005. That was a result of the flat-to-inverted yield curve and the continuing shift in deposit mix towards higher cost accounts that resulted in the cost of our interest-bearing liabilities increasing 79 basis points to 3.16%. Partially offsetting this increase was a 48 basis point increase in the rate that we earned on our interest earning assets.

We recognized a $1.3 million provision for credit losses during the quarter ended December 31, 2006 as our credit quality remained very favorable and our loan loss experience continued at very low levels. Our total non-performing loans decreased to $15.5 million at December 31, 2006 from $21.9 million at December 31, 2005.

For the three months ended December 31, 2006, our noninterest income increased to $27.9 million and benefited from increased risk management revenue, a one-time $900 thousand gain recognized on the sale of a consolidated branch location and $254 thousand in securities gains. Our noninterest income as a percentage of total revenue continues to steadily increase and represented 31.9% of total revenues during the quarter.

Our fourth quarter noninterest expenses increased to $54.8 million as compared to $50.4 million for the fourth quarter of 2005. The increase includes $2.4 million of severance charges related to the transition of our President and CEO, $900 thousand in severances related to centralizing certain back-office processes, occupancy costs related to our new branch locations and downtown Buffalo Regional Market Center as well as $500 thousand of stock option expense recognized in 2006 due to our adoption of SFAS No. 123(R). These additional expenses resulted in our efficiency ratio increasing to 62.7% for the quarter as compared to 56.6% for the same period in 2005.

We experienced modest loan growth during the fourth quarter of 2006. Our focus on higher yielding commercial loans resulted in an increase of $11.7 million in those products despite operating in a highly competitive market. Our relationship based home equity loans also grew $6.9 million during the quarter. Our total deposits of $5.7 billion at December 31, 2006 represent a $128.3 million increase during the quarter, primarily in higher rate money market and certificate of deposit accounts. A continuation of our de-leveraging strategy resulted in a decrease in our available for sale securities and borrowings of $143.6 million and $171.8 million, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" which revised SFAS No. 123 and superseded Accounting Principles Board ("APB") Opinion No. 25. More specifically, this statement requires us to recognize in our income statement over the requisite service period the grant-date fair value of stock options and other equity-based compensation (such as restricted stock) issued to directors and certain employees. Fair values of options are estimated using pricing models. We chose to apply the modified prospective approach as our transition method. Accordingly, awards that we granted, modified, or settled after January 1, 2006 are accounted for in accordance with SFAS No. 123(R) and any unvested equity awards granted prior to that date are being recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) increased 2006 compensation expense by $1.8 million.

In July 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," certain provisions of which became effective for our fiscal year ended December 31, 2006. This standard requires us to a) recognize in our financial statements an asset for a plan's overfunded status or a liability for a plan's underfunded status, beginning December 31, 2006; b) measure our plans' assets and obligation that determine its future funded status as of the end of our fiscal year (with limited exceptions), beginning December 31, 2008; and c) recognize changes in the funded status of a defined benefit postretirement plan through comprehensive income in the year in which changes occur, beginning in 2007. As a result of adopting this new standard, we recorded a $5.4 million charge to accumulated other comprehensive income at December 31, 2006.

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our consolidated financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The standard requires us to use a dual approach for quantification of errors using both the "rollover" method, which assesses only the misstatement originating in the current year, and the "iron curtain" method, in which the cumulative misstatement is assessed, irrespective of when it originated. We have adopted the standard effective for our fiscal year ended December 31, 2006. The adoption did not have any impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Asset and Liability Committee ("ALCO"), comprised of members of our senior management, monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

We utilize the following strategies to manage our interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having terms to maturity of no more than twenty years; (2) selling a significant portion of our newly originated 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position us for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, we intend to evaluate the utilization of derivative instruments such as interest rate swaps, caps and collars as part of our overall asset and liability management process as permitted by our ALCO Policy.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which these assets and liabilities are "interest rate sensitive" and by monitoring our interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. Conversely, an institution with a positive gap is likely to realize an increase in net interest income in a rising interest rate environment. We believe our net interest income simulation modeling analysis is a better indicator of our interest rate risk exposure than gap analysis.

The table below shows the amount of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table shows an approximation of the projected repricing of assets and liabilities at December 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Our residential and commercial real estate loans were projected to repay at rates between 5% and 10% annually, while our mortgage-backed securities were projected to prepay at rates between 15% and 25% annually. Our savings and interest bearing checking accounts were assumed to decay, or run-off, between 6% and 50% annually. While we believe such assumptions to be reasonable, we cannot assure that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity:

	Amounts maturing or repricing as of December 31, 2006

	Less than 3 months	3-6 months	6 months To 1 year	1-3 years	3-5 years	5-10 years	Over 10 years	Total

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,152,991	$255,723	$456,983	$1,324,895	$1,047,169	$1,157,590	$267,105	$5,662,456
Mortgage-backed securities (2)	51,159	37,370	74,125	287,621	155,588	123,524	10,524	739,911
Other investment securities (2)	55,949	76,337	74,352	117,259	7,699	3,946	8,512	344,054
Other interest-earning assets	56,074	—	—	—	—	—	34,868	90,942

Total interest-earning assets	1,316,173	369,430	605,460	1,729,775	1,210,456	1,285,060	321,009	6,837,363

Interest-bearing liabilities:
Savings deposits	79,238	76,288	146,518	488,662	387,317	231,180	96,286	1,505,489
Checking accounts	64,942	64,942	129,884	495,579	173,415	161,845	182,971	1,273,578
Certificate accounts	699,626	812,662	578,210	165,824	25,568	1,141	530	2,283,561
Borrowings	173,807	101,043	119,002	274,685	51,376	27,641	—	747,554

Total interest-bearing liabilities	1,017,613	1,054,935	973,614	1,424,750	637,676	421,807	279,787	5,810,182

Interest rate sensitivity gap	$298,560	$(685,505)	$(368,154)	$305,025	$572,780	$863,253	$41,222	$1,027,181

Cumulative interest rate sensitivity gap	$298,560	$(386,945)	$(755,099)	$(450,074)	$122,706	$985,959	$1,027,181

Ratio of interest-earning assets to	129.34%	35.02%	62.19%	121.41%	189.82%	304.66%	114.73%	117.68%
interest-bearing liabilities
Ratio of cumulative gap to
interest-earning assets	4.37%	(5.66%)	(11.04%)	(6.58%)	1.79%	14.42%	15.02%
(1)	Amounts shown are principal balances net of non-accruing loans.
(2)	Amounts shown are at amortized cost.

Net Interest Income Analysis. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain of our assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of our assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as our adjustable-rate loans, have features, which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those that we assumed in calculating the table. Finally, the ability of many of our borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

As a result of these shortcomings, we focus more attention on simulation modeling rather than gap analysis. The primary tool we use is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable, interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve. The effects of changing the yield curve slope are not considered in the analysis. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at December 31,

	2006		2005

Changes in interest rates	Net interest income	% Change	Net interest income	% Change

	(Dollars in thousands)
+200 basis points	$(6,508)	(2.7)%	$(2,420)	(1.0)%
+100 basis points	(2,895)	(1.2)	(952)	(0.4)
-100 basis points	1,783	0.8	(430)	(0.2)
-200 basis points	2,895	1.2	(2,622)	(1.1)

As is the case with the gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income require us to make certain assumptions that may or may not reflect the manner in which actual yields respond to changes in market interest rates. In this regard, the net interest income table presented assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiary ("we" and "our"), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2006 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on our assessment of our internal control over financial reporting. Their reports follow this statement.

/s/ John R. Koelmel John R. Koelmel President and Chief Executive Officer	/s/ Michael W. Harrington Michael W. Harrington Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Niagara Financial Group, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
February 27, 2007

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition

December 31, 2006 and 2005
(In thousands, except share and per share amounts)

	2006	2005
Assets
Cash and due from banks	$136,356	125,171
Money market investments	51,296	14,957
Securities available for sale	1,060,422	1,604,888
Loans held for sale	3,091	3,811
Loans and leases (net of allowance for credit losses of $71,913
and $72,340 for 2006 and 2005, respectively)	5,590,421	5,212,488
Bank-owned life insurance	104,838	76,667
Premises and equipment, net	97,180	92,118
Goodwill	697,581	698,636
Core deposit and other intangibles	50,522	62,071
Other assets	153,819	174,025

Total assets	$7,945,526	8,064,832

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$5,709,736	5,479,412
Short-term borrowings	300,283	440,695
Long-term borrowings	447,271	655,732
Other	101,039	114,570

Total liabilities	6,558,329	6,690,409

Commitments and contingent liabilities (note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized;
120,044,736 shares issued 2006 and 120,046,007 shares
issued in 2005	1,200	1,200
Additional paid-in capital	1,237,816	1,237,592
Retained earnings	322,745	285,202
Accumulated other comprehensive loss	(19,877)	(18,330)
Common stock held by ESOP, 3,965,235 shares in 2006 and
3,740,659 shares in 2005	(26,816)	(28,150)
Unearned compensation - restricted stock awards,
410,999 shares in 2005	—	(3,908)
Treasury stock, at cost, 9,326,058 shares in 2006 and
7,238,304 shares in 2005	(127,871)	(99,183)

Total stockholders' equity	1,387,197	1,374,423

Total liabilities and stockholders' equity	$7,945,526	8,064,832

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
 Consolidated Statements of Income

Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004

Interest income:
Loans and leases	$360,011	313,813	190,100
Securities available for sale	51,960	58,395	33,621
Money market and other investments	3,859	3,009	857

Total interest income	415,830	375,217	224,578
Interest expense:
Deposits	132,185	82,133	41,950
Borrowings	37,164	42,934	26,526

Total interest expense	169,349	125,067	68,476

Net interest income	246,481	250,150	156,102
Provision for credit losses	6,456	7,348	8,442

Net interest income after provision
for credit losses	240,025	242,802	147,660

Noninterest income:
Banking services	38,661	37,327	19,818
Risk management services	44,133	29,838	16,306
Wealth management services	8,334	6,753	5,849
Lending and leasing	7,238	7,204	4,676
Employee benefits administration	4,002	1,588	—
Gain on sale of manufactured housing loans	2,954	—	—
Gain on sale of real estate partnership	—	1,377	—
Bankowned life insurance	3,162	3,837	3,761
Other	2,734	2,739	1,456

Total noninterest income	111,218	90,663	51,866

Noninterest expense:
Salaries and employee benefits	123,795	99,522	65,264
Occupancy and equipment	20,303	18,823	12,513
Technology and communications	22,147	19,555	11,499
Professional services	3,921	7,784	5,117
Marketing and advertising	7,154	6,994	4,738
Amortization of core deposit and other intangibles	11,802	12,083	4,605
Other	22,729	23,445	17,114

Total noninterest expense	211,851	188,206	120,850

Income before income taxes	139,392	145,259	78,676
Income taxes	47,533	52,400	26,859

Net income	$91,859	92,859	51,817

Earnings per common share:
Basic	$0.86	0.85	0.66
Diluted	0.85	0.84	0.65

Weighted average common shares outstanding:
Basic	107,068	109,646	78,750
Diluted	108,027	110,658	79,970

Dividends per common share:	$0.46	0.38	0.30

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Net income	$91,859	92,859	51,817

Other comprehensive income (loss), net of income taxes:
Securities available for sale, net of income taxes:
Net unrealized holding gains (losses)	4,086	(12,977)	(4,729)
Reclassification adjustment for realized gains
included in net income	(152)	(1)	(36)

	3,934	(12,978)	(4,765)

Minimum pension liability adjustment, net of income taxes	(38)	85	68

Total other comprehensive income (loss)	3,896	(12,893)	(4,697)

Total comprehensive income	$95,755	79,966	47,120

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity

Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	Common stock	Additional paidin capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Unearned compensation - restricted stock awards	Treasury stock	Total

Balances at January 1, 2004	$708	544,618	217,538	(740)	(30,399)	(2,376)	(1,175)	728,174

Net income	—	—	51,817	—	—	—	—	51,817
Total other comprehensive loss, net	—	—	—	(4,697)	—	—	—	(4,697)
Common stock issued for the acquisition
of Troy Financial Corporation	133	201,147	—	—	—	—	—	201,280
Purchase of treasury stock	—	—	—	—	—	—	(34,961)	(34,961)
Exercise of stock options	2	3,847	(7,387)	—	—	—	10,612	7,074
ESOP shares released	—	952	—	—	1,124	—	—	2,076
Restricted stock awards, net	—	611	—	—	—	(797)	1,505	1,319
Common stock dividends of $0.30 per
share	—	—	(23,920)	—	—	—	—	(23,920)

Balances at December 31, 2004	$843	751,175	238,048	(5,437)	(29,275)	(3,173)	(24,019)	928,162

Net income	—	—	92,859	—	—	—	—	92,859
Total other comprehensive loss, net	—	—	—	(12,893)	—	—	—	(12,893)
Common stock issued for the acquisition
of Hudson River Bancorp	357	484,093	—	—	—	—	—	484,450
Treasury stock issued for the acquisition
of Hatch Leonard Naples, Inc.	—	215	—	—	—	—	5,785	6,000
Purchase of treasury stock	—	—	—	—	—	—	(87,964)	(87,964)
Exercise of stock options	—	640	(3,345)	—	—	—	5,206	2,501
ESOP shares released	—	1,025	—	—	1,125	—	—	2,150
Restricted stock awards, net	—	444	—	—	—	(735)	1,809	1,518
Common stock dividends of $0.38 per
share	—	—	(42,360)	—	—	—	—	(42,360)

Balances at December 31, 2005	$1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423

Net income	—	—	91,859	—	—	—	—	91,859
Total other comprehensive income, net	—	—	—	3,896	—	—	—	3,896
Adjustment to initially apply
SFAS No. 158, net of tax	—	—	—	(5,443)	—	—	—	(5,443)
Tax benefit of stock issuance costs	—	523	—	—	—	—	—	523
Adoption of SFAS No. 123(R)	—	(3,908)	—	—	—	3,908	—
Purchase of treasury stock	—	—	—	—	—	—	(40,073)	(40,073)
Exercise of stock options	—	1,440	(4,882)	—	—	—	9,002	5,560
ESOP shares released	—	1,111	—	—	1,334	—	—	2,445
Restricted stock awards, net	—	(734)	—	—	—	—	2,383	1,649
Stock option expense	—	1,792	—	—	—	—	—	1,792
Common stock dividends of $0.46 per
share	—	—	(49,434)	—	—	—	—	(49,434)

Balances at December 31, 2006	$1,200	1,237,816	322,745	(19,877)	(26,816)	—	(127,871)	1,387,197

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$91,859	92,859	51,817
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of fees and discounts, net	2,176	4,000	9,738
Provision for credit losses	6,456	7,348	8,442
Depreciation of premises and equipment	12,299	11,359	8,206
Amortization of core deposit and other intangibles	11,802	12,083	4,605
Origination of loans held for sale	(66,366)	(64,144)	(39,843)
Proceeds from sales of loans held for sale	66,804	64,170	38,928
(Gain) loss on sales of loans	(2,665)	54	(229)
Gain on sale of securities available for sale	(254)	(2)	(60)
Gain on sale of real estate partnership	—	(1,377)	—
ESOP and stock based compensation expense	6,108	3,715	3,175
Deferred income tax expense	8,431	8,937	7,340
Net (increase) decrease in other assets	(2,551)	1,293	(2,456)
Net (decrease) increase in other liabilities	(12,308)	12,050	4,099

Net cash provided by operating activities	121,791	152,345	93,762

Cash flows from investing activities:
Proceeds from sales of securities available for sale	30,720	3,002	66,837
Proceeds from maturities of securities available for sale	395,018	344,456	244,050
Principal payments received on securities available for sale	198,853	242,752	155,624
Purchases of securities available for sale	(75,379)	(453,317)	(553,427)
Net increase in loans and leases	(406,282)	(343,688)	(211,539)
(Purchase of) proceeds from redemption of bankowned life insurance	(25,000)	42,254	—
Proceeds from sale of manufactured housing loans	27,667	—	—
Acquisitions and dispositions, net of cash and cash equivalents	—	(118,739)	(51,724)
Other, net	(23,316)	(23,398)	(13,332)

Net cash provided (used) in investing activities	122,281	(306,678)	(363,511)

Cash flows from financing activities:
Net increase in deposits	230,324	362,772	47,609
Repayments of shortterm borrowings, net	(352,771)	(200,217)	(22,024)
Proceeds from longterm borrowings	84,125	235,000	211,500
Repayments of longterm borrowings	(74,286)	(42,070)	(19,114)
Proceeds from exercise of stock options	3,866	1,658	4,049
Excess tax benefit from stock based compensation	1,701	—	—
Purchase of treasury stock	(40,073)	(87,964)	(34,961)
Dividends paid on common stock	(49,434)	(42,360)	(23,920)

Net cash (used) provided by financing activities	(196,548)	226,819	163,139

Net increase (decrease) in cash and cash equivalents	47,524	72,486	(106,610)

Cash and cash equivalents at beginning of year	140,128	67,642	174,252

Cash and cash equivalents at end of year	$187,652	140,128	67,642

Cash paid during the year for:
Income taxes	$40,399	36,643	19,231
Interest expense	170,644	122,244	67,591

Noncash activity:
Loans transferred to held for sale	$26,395	—	—

Acquisitions and dispositions of noncash assets and liabilities:
Assets acquired, net of dispositions	$—	2,787,373	1,330,282
Liabilities assumed, net of dispositions	—	2,166,333	1,077,177

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies

First Niagara Financial Group, Inc. ("FNFG"), a Delaware corporation, and its subsidiary bank provide financial services to individuals and businesses in Upstate New York. We provide a full range of products and services through our consumer, commercial, business services and wealth management business units, including consumer banking, residential and commercial lending, leasing, cash management, risk and wealth management services as well as employee benefits administration and consulting services.

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

Our accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles ("GAAP"). Certain reclassification adjustments were made to our 2005 and 2004 financial statements to conform to the current year presentation. FNFG and First Niagara are referred to collectively as "the Company," "we" or "our." The following is a description of our significant accounting policies:

(a)	Principles of Consolidation
Our consolidated financial statements include the accounts of FNFG and First Niagara and its subsidiaries. We have eliminated all significant intercompany balances in consolidation.

(b)	Cash and Cash Equivalents
For purposes of our consolidated statement of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and money market investments which have a term of less than three months at the time of purchase.

(c)	Investment Securities
Our investment securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of the related deferred income tax effect, reported as a component of other comprehensive income (loss). We include realized gains and losses in our consolidated statements of income using the specific identification method. A decline in the fair value of any of our available for sale securities below cost that we determine to be other than temporary is charged to operations. This results in our establishment of a new cost basis for the security. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.

(d)	Loans and Leases
Our loans are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to income over the expected life of the loan using the interest method. We discontinue accrual of interest on loans after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on non-accrual loans and subsequently recognize interest income only to the extent that we receive payments. When we have doubt as to the collectibility of a loan's principal, we apply interest payments to principal. We generally return a loan to accrual status when principal and interest payments are current, we are reasonably assured of full collectibility of principal and interest and a consistent repayment record, generally six months, has been demonstrated. We charge loans off against our allowance for credit losses when it becomes evident that we will not fully collect the balance of the loan.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. We measure these loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical alternative, the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent.

We enter into direct financing equipment lease transactions with certain commercial customers. At the beginning of the lease, we estimate the present value of future rentals and the lease residual value and record it as a commercial business loan. We capitalize unearned interest income, sales commissions and other direct costs that we incur and amortize them to interest income over the lease term utilizing the interest method.

A determination is made at origination whether a loan will be held in our portfolio or is intended for sale in the secondary market. Our accounting policy is to record loans held for sale at the lower of the aggregate cost or market value based upon observable market prices or prices that we obtain from a third party. We recognize any subsequent decreases in market value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We generally include gains and losses on sales of our loans held for sale in Lending and Leasing Income as SFAS 140 sale criteria is met.

(e)	Allowance for Credit Losses
We establish our allowance for credit losses through charges to our provision for credit losses. We evaluate our allowance based on a continuing review of our loan portfolio. We review larger balance nonaccruing, impaired and delinquent loans individually and we consider the value of any underlying collateral in determining estimates of losses associated with those loans. We estimate losses in smaller balance, homogeneous loans based on our historical experience, industry trends and current trends in the real estate market and the current economic environment in our market areas. The adequacy of our allowance for credit losses is based on our evaluation of various conditions including the following: changes in the composition of and growth in our loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in our lending areas; credit quality trends, including trends in our nonaccruing loans; our historical loan charge-off experience; and the results of bank regulatory examinations.

(f)

Premises and Equipment
 Our premises and equipment are carried at cost, net of accumulated depreciation and amortization. We compute depreciation on the straight-line method over the estimated useful lives of the assets. We amortize our leasehold improvements on the straight-line method over the lesser of the life of the improvements or the lease term. We generally amortize buildings over a period of 20 to 39 years, furniture and equipment over a period of 3 to 10 years, and capital leases over the respective lease term.

(g)	Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. We amortize our acquired intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill and any acquired intangible assets with an indefinite useful economic life but we review them for impairment annually at our reporting unit level. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment's management. We utilize discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values to determine the fair value of our reporting units.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(h)	Employee Benefits
Contributions due under our defined contribution plans are accrued as earned by employees. We also maintain a non-contributory, qualified, defined benefit pension plan (the "Pension Plan") that covers substantially all of our employees who meet certain age and service requirements. We have frozen all benefit accruals and participation in our Pension Plan. Pension plans that we acquired in connection with our previous whole-bank acquisitions were frozen prior to or shortly after the completion of the transactions. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. Our policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974 ("ERISA"). The cost of our Pension Plan is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.

We provide post-retirement benefits, principally health care and group life insurance (the "Post-retirement Plan"), to employees who met certain age and service requirements by December 31, 2001. We accrue the expected costs of providing these post-retirement benefits during an employee's active years of service.

In September 2006, the FASB released SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," certain provisions of which became effective for our fiscal year ended December 31, 2006. This standard requires us to a) recognize in our financial statements an asset for a plan's overfunded status or a liability for a plan's underfunded status, beginning December 31, 2006; b) measure our plans' assets and obligation that determine its future funded status as of the end of our fiscal year (with limited exceptions), beginning December 31, 2008; and c) recognize changes in the funded status of a defined benefit postretirement plan through comprehensive income in the year in which changes occur, beginning in 2007. As a result of adopting this new standard, we recorded a $5.4 million charge to accumulated other comprehensive income at December 31, 2006.

(i)	Stock-Based Compensation
We maintain various long-term incentive stock benefit plans under which we grant fixed award stock options and restricted stock to certain directors and key employees. On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" which revised SFAS No. 123 and superseded Accounting Principles Board ("APB") Opinion No. 25. More specifically, this statement requires us to recognize in our income statement over the requisite service period the grant-date fair value of stock options and other equity-based compensation (such as restricted stock) issued to directors and certain employees. Fair values of options are estimated using pricing models. We chose to apply the modified prospective approach as our transition method. Accordingly, awards that we granted, modified, or settled after January 1, 2006 are accounted for in accordance with SFAS No. 123(R) and any unvested equity awards granted prior to that date are being recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) increased 2006 compensation expense by $1.8 million.

Prior to this year, we accounted for stock options following the requirements of APB No. 25 which did not require us to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of our stock at the grant date. Instead, we recorded compensation expense on the date the options were granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to restricted stock awards was based upon the market value of FNFG's stock on the grant date and is accrued ratably over the required service period.

In the adoption of SFAS No. 123(R), we utilized the modified prospective approach, which applies to all new awards and to any awards that we modify, repurchase, or cancel after January 1, 2006. Additionally,

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

we expense any unvested stock awards that we granted prior to that date as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123. For restricted stock awards we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date.

(j)	Income Taxes
We account for income taxes under the asset and liability method. Our deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which we expect the deferred tax assets or liabilities to be realized or settled. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax expense.

(k)	Earnings per Share
Our basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of our common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

(l)	Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying consolidated statements of condition, since these assets are not our assets. We recognize fee income on the accrual method based on the fair value of assets administered.

(m)	Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Our actual results could differ from those estimates.

(n)	New Accounting Standards

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

misstatements. The standard requires us to use a dual approach for quantification of errors using both the "rollover" method, which assesses only the misstatement originating in the current year, and the "iron curtain" method, in which the cumulative misstatement is assessed, irrespective of when it originated. We have adopted the standard effective for our fiscal year ended December 31, 2006. The adoption did not have any impact on our financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(2)	Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of our securities available for sale at December 31, 2006 and 2005 are summarized as follows (in thousands):

At December 31, 2006:	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Debt securities:
States and political subdivisions	$205,298	376	(1,301)	204,373
U.S. Government agencies	128,723	—	(1,193)	127,530
Corporate	3,830	—	(65)	3,765

Total debt securities	337,851	376	(2,559)	335,668

Mortgage-backed securities:
Federal National Mortgage Association	184,704	65	(6,019)	178,750
Federal Home Loan Mortgage Corporation	100,999	119	(2,799)	98,319
Government National Mortgage Association	4,393	85	(59)	4,419
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	250,486	—	(6,414)	244,072
Federal National Mortgage Association	92,494	2	(3,111)	89,385
Privately issued	99,313	—	(3,136)	96,177
Government National Mortgage Association	6,641	—	(162)	6,479

Total collateralized mortgage obligations	448,934	2	(12,823)	436,113

Total mortgage-backed securities	739,030	271	(21,700)	717,601

Asset-backed securities	779	—	(6)	773
Other	6,307	166	(93)	6,380

Total securities available for sale	$1,083,967	813	(24,358)	1,060,422

At December 31, 2005:

Debt securities:
States and political subdivisions	$392,298	584	(1,992)	390,890
U.S. Government agencies	258,206	8	(3,940)	254,274
Corporate	39,051	489	(57)	39,483

Total debt securities	689,555	1,081	(5,989)	684,647

Mortgage-backed securities:
Federal National Mortgage Association	229,534	107	(7,081)	222,560
Federal Home Loan Mortgage Corporation	125,831	203	(4,366)	121,668
Government National Mortgage Association	5,812	121	(43)	5,890
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	294,329	—	(7,210)	287,119
Federal National Mortgage Association	111,885	3	(3,365)	108,523
Privately issued	112,512	—	(3,127)	109,385
Government National Mortgage Association	12,165	—	(273)	11,892

Total collateralized mortgage obligations	530,891	3	(13,975)	516,919

Total mortgage-backed securities	892,068	434	(25,465)	867,037

Asset-backed securities	47,048	3	(224)	46,827
Other	6,307	211	(141)	6,377

Total securities available for sale	$1,634,978	1,729	(31,819)	1,604,888

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

The table below details certain information regarding our securities available for sale that were in an unrealized loss position at December 31, 2006 and 2005 by the length of time those securities were in a continuous loss position (in thousands):

	Less than 12 months		12 months or longer		Total

At December 31, 2006:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Debt securities:
States and political subdivisions	$26,803	68	112,096	1,233	138,899	1,301
U.S. Government agencies	3,968	6	123,562	1,187	127,530	1,193
Corporate	250	—	3,515	65	3,765	65

Total debt securities	31,021	74	239,173	2,485	270,194	2,559

Mortgage-backed securities:
Federal National Mortgage Association	500	5	175,193	6,014	175,693	6,019
Federal Home Loan Mortgage Corporation	—	—	94,480	2,799	94,480	2,799
Government National Mortgage Association	—	—	2,490	59	2,490	59
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—	244,072	6,414	244,072	6,414
Federal National Mortgage Association	39	—	89,175	3,111	89,214	3,111
Privately issued	—	—	96,177	3,136	96,177	3,136
Government National Mortgage Association	—	—	6,479	162	6,479	162

Total collateralized mortgage obligations	39	—	435,903	12,823	435,942	12,823

Total mortgage-backed securities	539	5	708,066	21,695	708,605	21,700

Asset-backed securities	—	—	773	6	773	6
Other	4,715	93	—	—	4,715	93

Total securities available for sale	$36,275	172	948,012	24,186	984,287	24,358

At December 31, 2005:

Debt securities:
States and political subdivisions	$223,236	927	79,936	1,065	303,172	1,992
U.S. Government agencies	133,593	1,944	116,766	1,996	250,359	3,940
Corporate	5,701	47	474	10	6,175	57

Total debt securities	362,530	2,918	197,176	3,071	559,706	5,989

Mortgage-backed securities:
Federal National Mortgage Association	94,004	1,784	124,861	5,297	218,865	7,081
Federal Home Loan Mortgage Corporation	31,856	711	84,013	3,655	115,869	4,366
Government National Mortgage Association	3,057	35	470	8	3,527	43
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	188,862	3,724	98,257	3,486	287,119	7,210
Federal National Mortgage Association	49,520	1,068	58,690	2,297	108,210	3,365
Privately issued	77,928	2,120	31,457	1,007	109,385	3,127
Government National Mortgage Association	4,544	100	7,348	173	11,892	273

Total collateralized mortgage	320,854	7,012	195,752	6,963	516,606	13,975

Total mortgage-backed securities obligations	449,771	9,542	405,096	15,923	854,867	25,465

Asset-backed securities	44,608	224	—	—	44,608	224
Other	4,665	141	—	—	4,665	141

Total securities available for sale	$861,574	12,825	602,272	18,994	1,463,846	31,819

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

We have assessed the securities available for sale that were in an unrealized loss position at December 31, 2006 and 2005 and determined that the decline in fair value was temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer (primarily U. S. government agencies or government sponsored enterprises) and our ability and intent to hold these securities until their fair value recovers to their amortized cost. We believe the decline in fair value was caused by the increase in interest rates and not the credit deterioration of the individual issuer. More specifically, the $24.2 million of unrealized losses on our investment securities that have been in a continuous loss position for twelve months or longer at December 31, 2006 were determined to be temporary as nearly all of the investment securities are guaranteed by U.S. Government or government agencies which have minimal credit risk, if any, and all of the investment securities are investment grade. We have the intent and ability to hold our investment securities currently in an unrealized loss position to recovery.

Realized gains and losses on sales and calls of our securities available for sale are included in other non interest income and are summarized as follows (in thousands):

	2006	2005	2004

Gross realized gains	$810	5	774
Gross realized losses	(556)	(3)	(714)

Net realized gains	$254	2	60

Scheduled contractual maturities of our investment securities at December 31, 2006 are as follows (in thousands):

	Amortized cost	Fair value

Debt securities:
Within one year	$211,082	$210,131
After one year through five years	123,834	122,596
After five years through ten years	1,806	1,784
After ten years	1,128	1,157

Total debt securities	337,850	335,668
Asset-backed securities	779	773
Mortgage-backed securities	739,030	717,601

	$1,077,659	$1,054,042

While the contractual maturities of our mortgage-backed securities ("MBS") and asset-backed securities ("ABS") generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.

At December 31, 2006 and 2005, $911.5 million and $923.7 million, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), as well as repurchase agreements and certain deposits. At December 31, 2006, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") with a fair value of $342.4 million and the Federal National Mortgage Association ("FNMA") with a fair value of $278.1 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders' equity.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(3)	Loans and Leases

Our loans and leases receivable, including loans held for sale, at December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Commercial:
Real estate	$1,786,384	1,647,576
Construction	248,325	222,907
Business	561,323	473,571

Total commercial	2,596,032	2,344,054

Residential real estate	2,252,473	2,182,907
Home equity	470,714	403,340
Other consumer	163,824	178,732
Specialized lending	155,032	159,759

Total loans and leases	5,638,075	5,268,792

Net deferred costs and unearned discounts	27,350	19,847
Allowance for credit losses	(71,913)	(72,340)

Total loans and leases, net	$5,593,512	5,216,299

The table below details additional information on our loans as of December 31 of the year indicated (in thousands):

	2006	2005	2004

Non-accrual loans	$15,528	21,930	12,028
Interest income that would have been
recorded if loans had been performing in
accordance with original terms	124	431	393
Balance of impaired loans	11,039	20,745	10,438
Allowance relating to impaired loans
included in allowance for credit losses	1,728	4,246	1,910
Aggregate recorded investment of loans
with terms modified through a troubled
debt restructuring	4,350	5,188	4,171

We had no loans past due 90 days or more that were still accruing interest at December 31, 2006 and 2005.

Information about our residential mortgage loans is as follows (in thousands):

	2006	2005	2004

Loans classified as held for sale included in
residential mortgage loans	$3,091	3,811	3,891
Loans sold during the year	67,093	69,385	48,648
Gains on sale of loans	197	374	612
Mortgages serviced for others	393,831	378,253	325,125
Mortgage servicing asset recorded for loans
serviced for others	2,491	2,268	2,030

Nearly all of our loans are to customers in Upstate New York. The ultimate collectibility of these loans is susceptible to changes in market conditions in this market area.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Loans due from certain of our officers and directors and affiliates amounted to $3.3 million and $3.4 million at December 31, 2006 and 2005, respectively.

Changes in our allowance for credit losses are summarized as follows (in thousands):

	2006	2005	2004

Balance at beginning of year	$72,340	41,422	25,420
Recorded in connection with acquisitions	—	30,684	14,650
Provision for credit losses	6,456	7,348	8,442
Charge-offs	(9,902)	(10,624)	(8,226)
Recoveries	3,019	3,510	1,136

Balance at end of year	$71,913	72,340	41,422

As a result of our implementation of Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," effective January 1, 2005, loans that we acquired from Hudson River Bancorp, Inc. that had evidence of deterioration of credit quality since origination such that we estimated that all contractually required payments would not be collected, are being carried at estimated net realizable value. At the date we acquired those loans they had an outstanding contractual balance and carrying value of approximately $25.1 million and $15.1 million, respectively. As a result of loan sales and other loan payoffs, the outstanding contractual balance and carrying value on the remaining acquired loans decreased to $1.7 million and $600 thousand, respectively, at December 31, 2006. We did not allocate any allowance for loan losses to those loans as of December 31, 2006.

(4)	Premises and Equipment

A summary of our premises and equipment at December 31, 2006 and 2005 follows (in thousands):

	2006	2005

Land	$13,028	12,695
Buildings and leasehold improvements	82,754	74,337
Furniture and equipment	71,167	67,479

	166,949	154,511
Accumulated depreciation	(69,769)	(62,393)

Premises and equipment, net	$97,180	92,118

Our rent expense was $5.7 million, $4.5 million and $2.8 million for 2006, 2005 and 2004, respectively.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(5)	Goodwill and Other Intangible Assets

The following table shows information regarding our goodwill for 2006 and 2005 (in thousands):

	Banking segment	Financial services segment	Consolidated total

Balances at January 1, 2005	$313,275	10,507	323,782
Acquired	349,425	27,577	377,002
Tax settlements	(2,148)	—	(2,148)

Balances at December 31, 2005	660,552	38,084	698,636

Contingent earn-out	—	311	311
Tax settlements	(1,366)	—	(1,366)

Balances at December 31, 2006	$659,186	38,395	697,581

We have performed the required annual goodwill impairment tests and have determined that goodwill was not impaired as of December 31, 2006 and 2005.

The following table provides information regarding our amortizing intangible assets at December 31, 2006 and 2005 (in thousands):

	2006	2005

Customer lists	$29,762	28,503
Accumulated amortization	(13,260)	(7,988)

Net carrying amount	16,502	20,515

Core deposit intangible	54,388	54,388
Accumulated amortization	(20,368)	(12,832)

Net carrying amount	34,020	41,556

Total amortizing intangible assets, net	$50,522	62,071

Our estimated future amortization expense over the next five years for intangible assets outstanding at December 31, 2006 is as follows (in thousands):

2007	$9,760
2008	8,076
2009	6,677
2010	5,650
2011	4,575

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(6)	Other Assets

A summary of other assets at December 31, 2006 and 2005 follows (in thousands):

	2006	2005

FHLB stock	$34,869	47,269
Accrued interest receivable	32,616	32,185
Other receivables and prepaid assets	25,607	33,078
Net deferred tax assets (see note 13)	24,417	32,020
Real estate and other investments	16,759	16,941
Other	19,551	12,532

	$153,819	174,025

Included in our real estate and other investments are $7.5 million and $7.8 million of limited partnership investments at December 31, 2006 and 2005, respectively, that we have determined to be variable interest entities for which we are not the primary beneficiary. These investments were made primarily to support our community reinvestment initiatives and are accounted for under the equity method. Our exposure related to these entities is limited to our recorded investment plus additional amounts committed. At December 31, 2006, we have committed to invest an additional $4.8 million in these partnerships.

(7)	Deposits

Our deposits consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005

	Balance	Weighted average rate	Balance	Weighted average rate

Core deposits:
Savings	$1,505,488	1.64%	$1,619,187	1.31%
Interest-bearing checking	1,273,579	2.29	1,182,995	1.46
Noninterest-bearing	647,108	—	592,076	—

Total core deposits	3,426,175	1.57	3,394,258	1.14
Certificates maturing:
Within one year	2,090,498	4.51	1,690,835	3.36
After one year, through two years	139,064	3.48	273,038	3.54
After two years, through three years	26,760	3.49	90,029	3.34
After three years, through four years	17,801	3.72	19,389	3.27
After four years, through five years	7,767	3.95	9,704	3.54
After five years	1,671	3.55	2,159	3.66

Total certificates	2,283,561	4.42	2,085,154	3.38

Total deposits	$5,709,736	2.71%	$5,479,412	1.99%

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Interest expense on our deposits is summarized as follows (in thousands):

	2006	2005	2004

Certificates	$85,921	50,670	23,924
Savings	23,543	17,987	9,768
Interest-bearing checking	22,721	13,476	8,258

	$132,185	82,133	41,950

Certificates of deposit that we issued in amounts over $100 thousand amounted to $608.7 million, $525.5 million and $234.6 million at December 31, 2006, 2005 and 2004, respectively. Interest expense on those certificates totaled $24.2 million, $12.3 million and $5.3 million in 2006, 2005 and 2004, respectively. Interest rates on all of our certificates range from 1.00% to 7.50% at December 31, 2006.

(8)	Borrowings

Our outstanding borrowings at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005

Short-term borrowings:
FHLB advances	$75,225	211,786
Repurchase agreements	225,058	228,909

Total short-term borrowings	$300,283	440,695

Long-term borrowings:
FHLB advances	$265,130	308,974
Repurchase agreements	182,141	346,758

Total long-term borrowings	$447,271	655,732

Total borrowings	$747,554	1,096,427

Our FHLB advances bear fixed interest rates ranging from 2.63% to 6.07% and had a weighted average rate of 4.65% at December 31, 2006. Our repurchase agreements bear fixed interest rates ranging from 2.30% to 6.32% and had a weighted average rate of 4.36% at December 31, 2006.

Interest expense on our borrowings is summarized as follows (in thousands):

	2006	2005	2004

FHLB advances	$18,307	22,121	13,132
Repurchase agreements	18,857	20,237	12,767
Other	—	576	627

	$37,164	42,934	26,526

We have lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2006, the FHLB facility totaled $1.4 billion with $340.4 million outstanding that was secured by approximately $401.4 million of our residential mortgage and multifamily loans. As of December 31, 2006, we had no borrowings outstanding on the FRB and commercial bank lines of credit which totaled $42.2 million and $50.0 million, respectively. Under the commercial bank line of credit agreement, we are required to pledge shares of First Niagara common

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

stock equal to two times the borrowings outstanding and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the LIBOR rate plus 150 basis points that resets every 30, 60 or 90 days or the Prime Rate less 25 basis points.

As of December 31, 2006, we had entered into repurchase agreements with the FHLB and various broker-dealers, whereby our securities available for sale with a carrying value of $404.6 million were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a liability in our consolidated financial statements. The dollar amount of our securities underlying the agreements is included in our securities available for sale in our consolidated statements of condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2006, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders' equity. The amount at risk to us is equal to the excess of our carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.

The aggregate maturities of our long-term borrowings at December 31, 2006 are as follows (in thousands, by year of maturity):

2008	$253,480
2009	100,399
2010	23,945
2011	43,228
Thereafter	26,219

$447,271

Included in our borrowing amounts in the preceding table are $144.1 million in repurchase agreements that have call provisions that could accelerate their maturity during 2007 if interest rates were to rise significantly from current levels.

(9)	Sale of Manufactured Housing Loans

In July 2006, we completed the sale of $24.7 million of manufactured housing loans that were included in the assets acquired with Hudson River Bancorp, Inc. in January 2005. We had not originated any new loans for this portfolio and the carrying amount of the loans had accordingly been reduced from the originally acquired amount of $35.2 million. The gain on sale of the portfolio was $3.0 million.

(10)	Commitments and Contingent Liabilities

Loan Commitments
In the ordinary course of business, we extend commitments to originate residential mortgages, commercial loans and other consumer loans. These commitments to extend credit are agreements to lend to a customer as long as there has not been a violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by our customer. Since we do not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customers' creditworthiness. Our commitments to extend credit may be written on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the time of commitment and the actual extension of credit.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

We also extend credit to our consumer and commercial customers, up to a specified amount, through lines of credit. Our borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third-party. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our expectation is that our obligation to fund the commitment amounts shown below is substantially less than the amounts that we report. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to our customers and is limited to the total amount of these instruments.

To assist with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell our newly originated conventional 20 to 30 year fixed and FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. When we retain the servicing rights on residential mortgage loans that we sell, we recognize a mortgage servicing asset upon sale and monthly service fee income thereafter, net of servicing asset amortization. During 2006, we began selling certain loans with servicing released on a non-recourse basis.

Information pertaining to our loan commitments is as follows (in thousands):

	2006	2005

Outstanding commitments to originate loans	$305,114	309,263
Unused lines of credit	498,861	576,170
Standby letters of credit	66,271	60,335
Commitments to sell residential mortgages	2,902	9,393

Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2006 were $6.2 million in 2007; $5.9 million in 2008; $5.3 million in 2009; $4.5 million in 2010; $4.0 million in 2011 and a total of $27.2 million thereafter through 2030. Under these leases we are obligated for real estate taxes, insurance and maintenance expenses.

Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our consolidated financial statements at December 31, 2006.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(11)	Capital

Office of Thrift Supervision ("OTS") regulations require savings institutions such as First Niagara to maintain a minimum ratio of tangible capital to total adjusted assets of 2.0%, a minimum ratio of tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. Our Commercial Bank, as a New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") that are substantially similar to the capital requirements imposed on First Niagara. The FDIC regulations require our Commercial Bank to maintain a minimum ratio of total capital to risk-weighted assets of 8.0% and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our Commercial Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.

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

The actual capital amounts and ratios for First Niagara and our Commercial Bank at December 31, 2006 and 2005 are presented in the following table (dollars in thousands):

	Actual		Minimum capital adequacy		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

First Niagara Bank:
December 31, 2006:
Tangible capital	$557,269	7.73%	$144,188	2.00%	$	N/A	N/A %
Tier 1 (core) capital	557,269	7.73	288,377	4.00		360,471	5.00
Tier 1 risk-based capital	557,269	10.91	N/A	N/A		306,507	6.00
Total risk-based capital	621,124	12.16	408,675	8.00		510,844	10.00
December 31, 2005:
Tangible capital	$554,009	7.56%	$146,499	2.00%	$	N/A	N/A %
Tier 1 (core) capital	554,009	7.56	292,998	4.00		366,248	5.00
Tier 1 risk-based capital	554,009	11.01	N/A	N/A		301,952	6.00
Total risk-based capital	616,916	12.26	402,602	8.00		503,253	10.00
First Niagara Commercial Bank:
December 31, 2006:
Leverage Ratio	$23,852	5.07%	$14,107	3.00%		$23,511	5.00%
Tier 1 risk-based capital	23,852	23.08	4,133	4.00		6,199	6.00
Total risk-based capital	23,852	23.08	8,266	8.00		10,332	10.00
December 31, 2005:
Leverage Ratio	$17,031	5.20%	$9,833	3.00%		$16,388	5.00%
Tier 1 risk-based capital	17,031	22.64	3,009	4.00		4,513	6.00
Total risk-based capital	17,031	22.64	6,018	8.00		7,522	10.00

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items that we calculate under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS and FDIC about capital components, risk weightings and other factors. These capital requirements apply only to First Niagara and the Commercial Bank, and do not consider additional capital retained by FNFG.

As of December 31, 2006, First Niagara and the Commercial Bank met all capital adequacy requirements to which they were subject. The most recent FDIC notification categorized First Niagara and our Commercial Bank as well-capitalized institutions under the prompt corrective action regulations. We are unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of First Niagara or the Commercial Bank.

Our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara to pay dividends to FNFG. The payment of dividends by First Niagara is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: First Niagara would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. We do not believe these regulatory requirements will affect First Niagara's ability to pay dividends in the future given its well capitalized position.

During 2006, we repurchased 2.9 million shares of our common stock at an average cost $13.92 per share. As of December 31, 2006, we are authorized to repurchase an additional 5.7 million shares, which includes a 5.6 million share authorization from our Board of Directors announced near the end of the first quarter of 2006.

(12)	Stock-Based Compensation

We offer several stock based incentive plans which are described below.

Stock Option Plans. We have two stock based compensation plans under which we may grant options to our directors and key employees. The 1999 Stock Option Plan originally authorized us to issue up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes us to issue up to 8,020,454 shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2006, we granted both stock options and stock awards under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2006, we had 5,053,224 shares available for grant under these plans.

Restricted Stock Plan. Our 1999 Reward and Recognition Plan (the "RRP Plan") authorizes us to issue up to 1,438,949 shares of restricted stock to our directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. As discussed above, we may also grant restricted stock under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan. When restricted stock grants are forfeited before they vest, we reacquire the shares, hold them in treasury, and use them to grant new awards.

Long-Term Performance Plan. We also have a Long-Term Performance Plan (the "LTIP Plan") which provides our key executives with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. This plan is a multi-year performance plan, with cash and share-based incentive award opportunities if specific performance targets are met. For the three year performance period beginning in 2005 these performance metrics include the achievement of total revenue, earnings per share growth, return on assets and total shareholder return targets, as well as certain

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Strategic Plan initiatives specified by the Board of Directors. The LTIP Plan will be funded by shares previously approved and authorized under our existing stock based compensation plans. As of December 31, 2006, we had not allocated any shares to this plan.

At December 31, 2006, we held more than 9.3 million shares of our stock as treasury shares. This is more than adequate to meet the share requirements of our current stock based compensation plans. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. During 2006 we repurchased 2.9 million shares of our stock. As of December 31, 2006, we are authorized to repurchase an additional 5,692,661 shares under the current program. During 2006 we issued 895,402 shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires us to record compensation costs related to stock based awards. Prior to this year, we accounted for stock options following the requirements of APB No. 25 which did not require us to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of our stock at the grant date.

In the adoption of SFAS No. 123(R), we utilized the modified prospective approach which applies to new awards and to awards that we modify, repurchase, or cancel after January 1, 2006. Additionally, we expense any unvested stock awards that we granted prior to that date as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123. For restricted stock awards we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date.

Our results for 2006 include share-based compensation expense under these plans totaling $3.7 million. We have recorded this amount in salaries and employee benefits expense in our Consolidated Statement of Income.

Stock Option Grants
The following is a summary of our stock option activity for 2006:

	Number of shares	Weighted average exercise price

Outstanding at January 1, 2006	4,408,823	$9.89
Granted	318,738	$14.79
Exercised	(665,477)	$5.96
Forfeited	(325,366)	$13.49

Outstanding at December 31, 2006	3,736,718	$10.69

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

The following is a summary of our stock options outstanding at December 31, 2006, 2005 and 2004:

Exercise price	Options outstanding	Weighted average exercise price	Weighted average remaining life (years)	Options exercisable	Weighted average exercise price

December 31, 2006:
$3.49 - $4.87	960,515	$3.95	3.19	960,515	$3.95
$5.33 - $12.91	1,749,290	12.35	7.45	876,585	11.81
$13.28 - $14.95	946,987	14.07	7.82	442,695	13.79
$15.00 - $16.21	79,926	15.46	7.09	42,257	15.56

Total	3,736,718	10.69	6.44	2,322,052	9.00

December 31, 2005:
$3.49 - $4.16	1,270,503	$3.86	3.88	1,270,503	$3.86
$4.87 - $12.87	1,215,545	10.65	7.20	914,145	9.93
$12.91 - $13.28	1,531,115	13.02	8.88	574,139	13.10
$13.52 - $16.21	391,660	14.79	8.27	222,907	14.84

Total	4,408,823	9.89	6.92	2,981,694	8.32

December 31, 2004:
$3.49 - $3.65	687,430	$3.51	5.46	540,562	$3.51
$ 4.16	916,280	4.16	4.38	916,280	4.16
$4.87 - $12.87	1,355,884	10.58	8.17	385,734	8.27
$13.28 - $16.21	689,360	14.00	8.59	156,175	13.78

Total	3,648,954	8.28	6.79	1,998,751	5.53

	Total shares	Aggregate intrinsic value (1)	Weighted average remaining contractual term

Options outstanding	3,736,718	$15,633,000	6.44 years
Options currently exercisable	2,322,052	13,629,000	5.33 years

(1)	We define intrinsic value as the difference between the fair market value of our stock at December 31, 2006 and the weighted average exercise price of the stock award.

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $5.6 million, $3.7 million, and $9.4 million, respectively. As of December 31, 2006, we have $4.4 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.8 years.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

To estimate the fair value of our stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the periods indicated as well as the weighted-average assumptions that we utilized to compute the fair value of the options:

	2006	2005	2004

Options granted	318,738	1,343,970	780,660
Grant date weighted average fair value
per share	$3.64	$3.50	$4.12
Grant date weighted average share price	$14.79	$13.05	$13.15
Expected forfeiture of unvested options	10%	10%	10%
Dividend yield	3.23%	2.75%	2.11%
Risk-free interest rate	4.76%	4.04%	3.98%
Expected volatility factor	27.80%	29.30%	32.13%
Expected life (in years)	5.98	6.50	6.50

In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

Pro forma information under SFAS No. 123 for fiscal years prior to 2006 regarding option grants made to our directors and certain employees is as follows:

	2005	2004

Net Income:	(In thousands, except per share amounts)
As reported	$92,859	51,817
Add: Stock based employee compensation
expense included in net income, net of
related income tax effects	939	659
Deduct: Stock based employee compensation
expense determined under the fair-value
based method, net of related income tax effects	(2,983)	(1,788)

Pro forma	$90,815	50,688

Basic earnings per share:
As reported	$0.85	0.66
Pro forma	0.83	0.64
Diluted earnings per share:
As reported	$0.84	0.65
Pro forma	0.82	0.63

In December 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options held by our directors and employees that were otherwise scheduled to vest by December 31, 2006. As a result of this acceleration, options to purchase 779,897 shares of our common stock, or 35% of all unvested options outstanding, became exercisable immediately. All but 60,016 of the accelerated options had an exercise price below our stock price on the date of acceleration. All other terms of the affected options, as well as the terms of all other options scheduled to vest after December 31, 2006, remained unchanged.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Restricted Stock Awards
We expense the value of our restricted stock grants over the applicable vesting periods. At December 31, 2006 we have $5.4 million of unrecognized compensation cost related to unvested awards that we granted under the RRP Plan. We expect this cost to be recognized over a weighted average period of 1.9 years.

The following is a summary of our restricted stock activity for 2006:

	Number of shares	Weighted average grant date fair value

Unvested at January 1, 2006	368,596	$12.89
Awarded	237,022	14.84
Vested	(140,313)	12.11
Forfeited	(46,348)	14.08

Unvested at December 31, 2006	418,957	$14.12

The fair value of RRP awards that vested during 2006, 2005, and 2004 was $2.0 million, $1.9 million, and $1.9 million, respectively.

(13)	Income Taxes

Our total income taxes were allocated as follows (in thousands):

	2006	2005	2004

Income taxes	$47,533	52,400	26,859
Stockholders' equity	(2,728)	(9,796)	(6,751)

The components of our income taxes are as follows (in thousands):

	2006	2005	2004

Current:
Federal	$35,855	39,986	17,760
State	3,247	3,477	1,759

	39,102	43,463	19,519

Deferred:
Federal	7,896	7,655	6,680
State	535	1,282	660

	8,431	8,937	7,340

Total income taxes	$47,533	52,400	26,859

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Our effective tax rate 2006, 2005, and 2004 was 34.1%, 36.1%, and 34.1%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

	2006	2005	2004

Expected tax expense	$48,787	50,841	27,537
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	2,632	3,782	1,876
Bank-owned life insurance income	(1,107)	(1,343)	(1,287)
Surrender of bank-owned life insurance	—	1,185	—
Municipal interest	(3,232)	(2,520)	(1,677)
Nondeductible ESOP expense	426	436	416
Amortization of nondeductible intangibles	186	186	186
Other	(159)	(167)	(192)

Income taxes	$47,533	52,400	26,859

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005

Deferred tax assets:
Financial statement allowance for credit losses	$27,436	27,553
SOP 03-3 adjustment (see note 3)	453	3,259
Excess of financial statement depreciation over
tax return depreciation	711	—
Net purchase discount on acquired companies	—	2,337
Deferred compensation	6,270	5,183
Post-retirement benefit obligation	3,340	3,215
Unrealized loss on securities available for sale	9,394	12,005
Net operating loss carryforwards acquired	57	6,425
Other	2,334	2,432

Total gross deferred tax assets	49,995	62,409
Valuation allowance	—	—

Net deferred tax assets	49,995	62,409

Deferred tax liabilities:
Tax return allowance for credit losses, in excess
of base year amount	(2,280)	(2,864)
Excess of tax return depreciation over financial
statement depreciation	—	(419)
Net purchase premium on acquired companies	(2,496)	—
Acquired intangibles	(16,991)	(20,789)
Pension benefits	(2,548)	(5,425)
Other	(1,263)	(892)

Total gross deferred tax liabilities	(25,578)	(30,389)

Net deferred tax asset	$24,417	32,020

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2006.

Prior to the Small Business Protection Act of 1996, bad debt reserves that were created prior to January 1, 1988 were subject to recapture into our taxable income in the event we would fail to meet certain thrift asset and definitional tests. Subsequent Federal legislation eliminated these thrift related recapture rules. However, under current law, our pre-1988 reserves remain subject to recapture if we were to make certain non-dividend distributions or no longer maintain a bank charter. At December 31, 2006, our Federal pre-1988 reserve, for which we have made no Federal income tax provision, was approximately $42.0 million.

We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. There are no indications of any material adjustments for any examination currently being conducted by these taxing authorities.

(14)	Earnings Per Share

The computation of our basic and diluted earnings per share for the periods indicated (in thousands except per share amounts):

	2006	2005	2004

Net income available to common stockholders	$91,859	92,859	51,817

Basic and diluted weighted average shares outstanding:
Total shares issued	120,045	118,773	83,703
Unallocated ESOP shares	(3,682)	(3,836)	(3,991)
Unvested restricted stock awards	(360)	(404)	(385)
Treasury shares	(8,935)	(4,887)	(577)

Total basic weighted average shares outstanding	107,068	109,646	78,750

Incremental shares from assumed exercise of
stock options	854	904	1,103
Incremental shares from assumed vesting of
restricted stock awards	105	108	117

Total diluted weighted average shares outstanding	108,027	110,658	79,970

Basic earnings per share	$0.86	0.85	0.66

Diluted earnings per share	$0.85	0.84	0.65

Anti-dilutive stock options and restricted stock awards
excluded from the diluted weighted average common share
calculations	1,346	329	347

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(15)	Benefit Plans

Pension Plans
As of December 31, 2006 we adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans". Accordingly, we recorded a charge of $5.4 million, net of taxes, to accumulated other comprehensive loss.

As of October 1, 2006 and 2005, we have an unfunded pension plan for which we have recorded charges to accumulated other comprehensive loss of $474 thousand, less taxes of $189 thousand, for 2006 and $411 thousand, less taxes of $165 thousand, for 2005. The projected benefit obligation and accumulated benefit obligation for this plan was $1.9 million and $2.0 million, respectively, at October 1, 2006 and 2005.

In 2002, we froze all benefit accruals and participation in our original pension plan. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in our Pension Plans and future salary increases and years of credited service will not be considered when computing an employee's benefits under the respective plans. As of December 31, 2006, we have met all minimum ERISA funding requirements.

Information regarding our Pension Plans at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$72,947	41,901
Projected benefit obligation assumed in acquisition	—	26,084
Interest cost	3,740	3,855
Actuarial (gain) loss	(4,718)	4,300
Benefits paid	(3,799)	(3,193)

Projected benefit obligation at end of year	68,170	72,947

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	72,189	40,328
Plan assets acquired	—	24,182
Employer contributions	187	6,381
Actual return on plan assets	4,146	4,491
Benefits paid	(3,799)	(3,193)

Fair value of plan assets at end of year	72,723	72,189

Projected benefit obligation in excess of plan
assets at end of year	—	(758)
Unrecognized actuarial loss	—	12,945

Prepaid pension costs	$—	12,187

Funded status at year end	$4,553	(758)

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Net pension (income) cost is comprised of the following (in thousands):

	2006	2005	2004

Interest cost	$3,740	3,855	2,115
Expected return on plan assets	(5,643)	(5,448)	(2,934)
Amortization of unrecognized loss	577	381	275
Amortization of unrecognized
prior service liability	16	16	—

Net periodic pension income	$(1,310)	(1,196)	(544)

The principal actuarial assumptions used were as follows:

	2006	2005	2004

Projected benefit obligation
Discount rate	5.75%	5.25%	5.75%
Net periodic pension (income) cost
Discount rate	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	9.00%	9.00%

The discount rate that we used in the measurement of our pension obligation is based on the Moody's Seasoned Aaa and Aa corporate bond rates as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations. We assumed equities securities to earn a return in the range of 7% to 8% and fixed income securities to earn a return in the range of 5% to 6%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the Pension Plans' target allocation, we expect the rate of return to be from 7.00% to 7.25%.

The weighted average asset allocation of our funded pension plan at October 1, 2006 and 2005, the plan's measurement date, was as follows (in thousands):

	2006	2005

Asset Category:
Equity mutual funds	52%	43%
Bond mutual funds	36%	49%
Cash	12%	8%

	100%	100%

Our target allocation for investment in equity mutual funds is 40% - 60% with a mix between large cap core and value, small cap and international companies. Our target allocation for bond mutual fund investments is 40% - 60% with a mix between actively managed and intermediate bond funds. This allocation is consistent with our goal of diversifying the plan's assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 5% from the target.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Estimated benefit payments under our Pension Plans over the next ten years at December 31, 2006 are as follows (in thousands):

2007	$3,534
2008	3,531
2009	3,564
2010	3,567
2011	3,616
2012-2016	20,208

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Other Post-retirement Benefits

We have modified our Post-retirement Plan so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. Information regarding our Post-retirement Plan at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit
obligation at beginning of year	$9,578	8,615
Post-retirement benefit obligation assumed in
Acquisitions	—	304
Interest cost	488	501
Actuarial (gain) loss	(1,025)	665
Benefits paid	(670)	(507)

Accumulated post-retirement benefit obligation
at end of year	8,371	9,578
Fair value of plan assets at end of year	—	—

Funded status at year end	$(8,371)	(9,578)

The components of net periodic post-retirement benefit cost are as follows (in thousands):

	2006	2005	2004

Interest cost	$488	501	434
Amortization of unrecognized loss	159	100	90
Amortization of unrecognized prior service cost	(64)	(64)	(64)

Total periodic cost	$583	537	460

The principal actuarial assumptions used were as follows:

Accumulated post-retirement benefit obligation	2006	2005	2004

Discount rate	5.75%	5.25%	5.75%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%

Total periodic cost
Discount rate	5.25%	5.75%	6.00%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%

We use an October 1st measurement date for our Post-retirement Plan. The discount rate that we used in the measurement of our post-retirement obligation is based on the Moody's Seasoned Aaa and Aa corporate bond rates as of the measurement date. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.0% for 2007, and gradually decreased to 5.0% by 2009 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2006 would have increased by 7% and our total periodic cost would have increased by 9%. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2006 would have decreased by 11% and our total periodic cost would have decreased by 8%. We do not anticipate making any contributions to the Post-retirement Plan in 2007. We expect to continue funding benefit payments as they come due.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Estimated benefit payments under the Post-retirement Plan over the next ten years at December 31, 2006 is as follows (in thousands):

2007	$610
2008	609
2009	599
2010	594
2011	599
2012-2016	2,991

Amounts recognized in our Consolidated Statements of Condition related to our Pension Plans and Post-retirement Plan are as follows (in thousands):

	2006	2005

Other assets:
Fair value of plan assets in excess
of projected benefit obligation	$4,553	—
Prepaid pension costs	—	12,187

Other liabilities:
Accumulated post-retirement benefit obligation	$8,371	9,578

Accumulated other comprehensive loss, net of taxes:
Pension plans	$5,488	247
Other post-retirement benefit obligation	240	—

	$5,728	247

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute an amount to the plan equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. Our contribution to these plans amounted to $3.2 million, $2.4 million and $1.6 million for 2006, 2005 and 2004, respectively.

Employee Stock Ownership Plan ("ESOP")
Our employees that meet certain age and service requirements are eligible to participate in our ESOP. Our ESOP holds shares of FNFG common stock that were purchased in the 1998 initial public offering and in the open market. The 2,050,000 initial public offering shares were purchased at the $10 per share offering price. The purchased shares were funded by loans in 1998 and 2003 from FNFG payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from First Niagara and dividends on allocated and unallocated FNFG stock held by the ESOP. The loan can be prepaid without penalty.

Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $2.2 million, $1.8 million and $1.9 million was recognized for 2006, 2005 and 2004, respectively, in connection with the 195,705 shares allocated to participants in 2006 and 154,499 shares allocated to participants during each of 2005 and 2004. The amount of unallocated and allocated FNFG shares held by the ESOP were 3,544,953 and 1,110,642, respectively, at December 31, 2006 and 3,740,659 and 916,745, respectively, at December 31, 2005. The fair value of unallocated ESOP shares was $52.7 million and $54.1 million at December 31, 2006 and 2005, respectively.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Other Plans
We also sponsor various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $6.1 million, $5.9 million and $4.5 million for 2006, 2005, and 2004, respectively.

(16)	Fair Value of Financial Instruments

The carrying value and estimated fair value of our financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	Carrying value	Estimated fair value

December 31, 2006:
Financial assets:
Cash and cash equivalents	$187,652	187,652
Securities available for sale	1,060,422	1,060,422
Loans and leases, net	5,593,512	5,631,079
FHLB stock	34,869	34,869
Financial liabilities:
Deposits	$5,709,736	$5,696,901
Borrowings	747,554	741,810
December 31, 2005:
Financial assets:
Cash and cash equivalents	$140,128	140,128
Securities available for sale	1,604,888	1,604,888
Loans and leases, net	5,216,299	5,245,380
FHLB stock	47,269	47,269
Financial liabilities:
Deposits	$5,479,412	$5,460,811
Borrowings	1,096,427	1,094,909

Our fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.

Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Cash and Cash Equivalents The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

Securities Available for Sale
The carrying value of our available for sale securities approximates fair value and is primarily based on year-end quoted market prices. If a quoted market price is not available, fair value is estimated using valuations obtained from securities dealers.

Loans and Leases Our variable-rate loans reprice as the associated index changes. Therefore, the carrying value of these loans approximates fair value.

We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using year-end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.

FHLB Stock The carrying value of our FHLB stock approximates fair value.

Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors' payments held in escrow, is equal to the amount payable on demand. The fair value of our certificates of deposit is based on the discounted value of contractual cash flows, using the year-end rates offered for deposits of similar remaining maturities.

Borrowings The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using year-end market rates.

Commitments
The fair value of our commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in note 10.

(17)	Segment Information

We have two business segments, banking and financial services. Our financial services segment includes our insurance, investment advisory, trust and employee benefits administration and consulting businesses. All of our other operations, including the results of First Niagara, are included within our banking segment. Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

Information for our segments for the years ended December 31, 2006, 2005 and 2004 is presented in the following table (in thousands):

	Banking	Financial services	Eliminations	Consolidated total

2006
Net interest income	$246,188	293	—	246,481
Provision for credit losses	6,456	—	—	6,456

Net interest income after provision for credit loss	239,732	293	—	240,025
Noninterest income	54,740	56,593	(115)	111,218
Amortization of core deposit and other intangibles	7,569	4,233	—	11,802
Other noninterest expense	156,055	44,109	(115)	200,049

Income before income taxes	130,848	8,544	—	139,392
Income tax expense	44,115	3,418	—	47,533

Net income	$86,733	5,126	—	91,859

2005
Net interest income	$250,104	46	—	250,150
Provision for credit losses	7,348	—	—	7,348

Net interest income after provision for credit loss	242,756	46	—	242,802
Noninterest income	52,387	38,372	(96)	90,663
Amortization of core deposit and other intangibles	9,000	3,083	—	12,083
Other noninterest expense	145,414	30,805	(96)	176,123

Income before income taxes	140,729	4,530	—	145,259
Income tax expense	50,588	1,812	—	52,400

Net income	$90,141	2,718	—	92,859

2004
Net interest income	$156,071	31	—	156,102
Provision for credit losses	8,442	—	—	8,442

Net interest income after provision for credit loss	147,629	31	—	147,660
Noninterest income	29,705	22,227	(66)	51,866
Amortization of core deposit and other intangibles	3,435	1,170	—	4,605
Other noninterest expense	98,961	17,350	(66)	116,245

Income before income taxes	74,938	3,738	—	78,676
Income tax expense	25,364	1,495	—	26,859

Net income	$49,574	2,243	—	51,817

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

(18)	Condensed Parent Company Only Financial Statements

The following condensed statements of condition of FNFG as of December 31, 2006 and 2005 and the related condensed statements of income and cash flows for 2006, 2005 and 2004 should be read in conjunction with our consolidated financial statements and related notes (in thousands):

	2006	2005

Condensed Statements of Condition
Assets:
Cash and cash equivalents	$59,003	46,722
Investment securities available for sale	1,164	1,205
Loan receivable from ESOP	29,820	30,810
Investment in subsidiary	1,284,457	1,282,603
Other assets	15,279	16,108

Total assets	$1,389,723	1,377,448

Liabilities and Stockholders' Equity:
Accounts payable and other liabilities	$2,526	3,025
Stockholders' equity	1,387,197	1,374,423

Total liabilities and stockholders' equity	$1,389,723	1,377,448

	2006	2005	2004

Condensed Statements of Income
Interest income	$1,648	1,702	1,815
Dividends received from subsidiary	98,900	215,000	38,600

Total interest and dividend income	100,548	216,702	40,415
Interest expense	—	109	—

Net interest income	100,548	216,593	40,415
Noninterest income	62	1,905	—
Noninterest expense	7,370	5,569	3,575

Income before income taxes and effect of
subsidiary earnings and dividends	93,240	212,929	36,840
Income tax benefit	(2,520)	(1,073)	(808)

Income before undistributed income
of subsidiary	95,760	214,002	37,648
(Overdistributed) undistributed income of subsidiary	(3,901)	(121,143)	14,169

Net income	$91,859	92,859	51,817

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$91,859	92,859	51,817
Adjustments to reconcile net income to net cash provided by operating activities:
Overdistributed (undistributed) income of subsidiary	3,901	121,143	(14,169)
Stock based compensation expense	3,614	1,565	1,099
Deferred income tax (benefit) expense	(712)	95	(207)
(Increase) decrease in other assets	(1,702)	3,956	267
(Decrease) increase in other liabilities	(27)	392	(760)

Net cash provided by operating activities	96,933	220,010	38,38,047

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	3,51,400	206 206
Purchases of securities available for sale	—	—	(1,00(1,000)
Acquisitions, net of cash and cash equivalents	—	(50,852)	(146,538)
Repayment of ESOP loan receivable	990	600	570

Net cash provided by (used in) investing activities	990	(48,852)	(146,762)

Cash flows from financing activities:
Purchase of treasury stock	(40,074)	(87,964)	(34,961)
Proceeds from exercise of stock options	3,866	1,658	4,049
Dividends paid on common stock	(49,434)	(42,360)	(23,920)

Net cash used in financing activities	(85,642)	(128,666)	(54,832)

Net increase (decrease) in cash and cash equivalents	12,281	42,492	(163,547)
Cash and cash equivalents at beginning of year	46,722	4,230	167,777

Cash and cash equivalents at end of year	$59,003	46,722	4,230

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting - Filed herewith under Part II, Item 8, "Financial Statements and Supplementary Data."

Evaluation of Disclosure Controls and Procedures - With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors, executive officers, and corporate governance of FNFG in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners of FNFG management in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by KPMG LLP, the Company's independent registered public accounting firm, in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated by reference to other filings.

Exhibit Index to Form 10-K

Exhibit 3.3	Certificate of Incorporation (1)

Exhibit 3.4	Amended and Restated Bylaws (2)

Exhibit 10.1	Form of Employment Agreement with the Named Executive Officers (3)

Exhibit 10.2	First Niagara Bank Deferred Compensation Plan (4)

Exhibit 10.3	First Niagara Financial Group, Inc. 1999 Stock Option Plan(5)

Exhibit 10.4	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan (6)

Exhibit 10.5	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(5)

Exhibit 10.6	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (7)

Exhibit 10.7	Residential Mortgage Program Agreement with Homestead Funding Corp. (8)

Exhibit 10.8	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(9)

Exhibit 10.9	Executive Separation Agreement

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 14 to Notes to Consolidated Financial Statements)

Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.

(3)	Incorporated by reference to our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.

(4)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.

(5)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(6)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004.

(8)	Incorporated by reference to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(9)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: March 1, 2007	By: /s/ John R. Koelmel John R. Koelmel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel John R. Koelmel	President and Chief Executive Officer	March 1, 2007

/s/ Michael W. Harrington Michael W. Harrington	Chief Financial Officer	March 1, 2007

/s/ John J. Bisgrove, Jr. John J. Bisgrove, Jr.	Director	March 1, 2007

/s/ G. Thomas Bowers G. Thomas Bowers	Director	March 1, 2007

/s/ Daniel J. Hogarty, Jr. Daniel J. Hogarty, Jr.	Vice Chairman	March 1, 2007

/s/ William H. Jones William H. Jones	Vice Chairman	March 1, 2007

/s/ Daniel W. Judge Daniel W. Judge	Director	March 1, 2007

/s/ Sharon D. Randaccio Sharon D. Randaccio	Director	March 1, 2007

/s/ Robert G. Weber Robert G. Weber	Chairman	March 1, 2007

/s/ Louise Woerner Louise Woerner	Director	March 1, 2007

/s/ David M. Zebro David M. Zebro	Director	March 1, 2007