Form 10-Q
period 2007-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2007-05-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23975

FIRST NIAGARA FINANCIAL GROUP, INC.
 (exact name of registrant as specified in its charter)

Delaware	42-1556195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY	14095-0514
(Address of principal executive offices)	(Zip Code)

(716) 625-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     X        Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No

The Registrant had 107,707,626 shares of Common Stock, $0.01 par value, outstanding as of May 4, 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)

	March 31, 2007	December 31, 2006

	(in thousands, except share and per share amounts)
Assets
Cash and cash equivalents	$142,544	187,652
Securities available for sale	1,095,012	1,060,422
Loans held for sale	3,912	3,091
Loans and leases, net of allowance for credit losses of $71,051 and $71,913 in 2007 and 2006, respectively	5,641,942	5,590,421
Bank-owned life insurance	105,893	104,838
Premises and equipment, net	97,176	97,180
Goodwill	701,904	697,581
Core deposit and other intangibles	51,392	50,522
Other assets	142,814	153,819
Total assets	$7,982,589	7,945,526

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$5,799,076	5,709,736
Short-term borrowings	315,693	300,283
Long-term borrowings	400,770	447,271
Other liabilities	113,258	101,039
Total liabilities	6,628,797	6,558,329

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 120,044,736 shares issued in 2007 and 2006	1,200	1,200
Additional paid-in capital	1,237,331	1,237,816
Retained earnings	324,536	322,745
Accumulated other comprehensive loss	(16,870)	(19,877)
Common stock held by ESOP, 3,506,328 shares in 2007 and 3,544,953 shares in 2006	(26,482)	(26,816)
Treasury stock, at cost, 11,925,195 shares in 2007 and 9,326,058 shares in 2006	(165,923)	(127,871)
Total stockholders’ equity	1,353,792	1,387,197
Total liabilities and stockholders’ equity	$7,982,589	7,945,526

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Interest income:
Loans and leases	$91,681	85,381
Securities available for sale and other investments	11,517	15,249
Total interest income	103,198	100,630
Interest expense:
Deposits	38,649	27,473
Borrowings	8,349	10,604
Total interest expense	46,998	38,077
Net interest income	56,200	62,553
Provision for credit losses	1,600	2,300
Net interest income after provision for credit losses	54,600	60,253

Noninterest income:
Banking services	8,995	9,051
Risk management services	11,704	10,820
Employee benefits administration	1,194	895
Wealth management services	2,321	2,273
Lending and leasing	1,904	1,747
Other	1,794	1,125
Total noninterest income	27,912	25,911
Noninterest expense:
Salaries and employee benefits	32,892	29,602
Occupancy and equipment	5,982	5,673
Technology and communications	4,839	4,994
Marketing and advertising	1,688	1,787
Professional services	809	863
Amortization of core deposit and other intangibles	2,691	3,080
Other	5,740	5,910
Total noninterest expense	54,641	51,909
Income before income taxes	27,871	34,255
Income taxes	9,337	11,647
Net income	$18,534	22,608

Basic earnings per common share	$0.18	0.21
Diluted earnings per common share	$0.17	0.21

Weighted average common shares outstanding — Basic	105,294	108,042
Weighted average common shares outstanding — Diluted	106,004	109,026

Dividends per common share	$0.13	0.11

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)

Net income	$18,534	22,608

Other comprehensive income (loss), net of income taxes:
Securities available for sale:
Net unrealized gains (losses) arising during the period	2,989	(4,479)
Other adjustments, net of income taxes	18	—
Total other comprehensive income (loss)	3,007	(4,479)
Total comprehensive income	$21,541	18,129

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Unearned compensation – restricted stock awards

							Treasury stock
								Total
	(in thousands, except per share amounts)
Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	—	(127,871)	1,387,197

Net income	—	—	18,534	—	—	—	—	18,534
Total other comprehensive income, net	—	—	—	3,007	—	—	—	3,007
Purchase of treasury stock	—	—	—	—	—	—	(45,223)	(45,223)
Exercise of stock options	—	971	(2,940)	—	—	—	4,034	2,065
ESOP shares committed to be released	—	280	—	—	334	—	—	614
Restricted stock awards, net	—	(2,278)	—	—	—	—	3,137	859
Stock option expense	—	542	—	—	—	—	—	542
Common stock dividend of $0.13 per share	—	—	(13,803)	—	—	—	—	(13,803)
Balances at March 31, 2007	$1,200	1,237,331	324,536	(16,870)	(26,482)	—	(165,923)	1,353,792

Balances at January 1, 2006	$1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423
Net income	—	—	22,608	—	—	—	—	22,608
Total other comprehensive loss, net	—	—	—	(4,479)	—	—	—	(4,479)
Adoption of SFAS No. 123(R)	—	(3,908)	—	—	—	3,908	—	—
Purchase of treasury stock	—	—	—	—	—	—	(15,515)	(15,515)
Exercise of stock options	—	408	(1,180)	—	—	—	1,878	1,106
ESOP shares committed to be released	—	269	—	—	280	—	—	549
Restricted stock awards, net	—	342	—	—	—	—	(74)	268
Stock option expense	—	376	—	—	—	—	—	376
Common stock dividend of $0.11 per share	—	—	(11,951)	—	—	—	—	(11,951)
Balances at March 31, 2006	$1,200	1,235,079	294,679	(22,809)	(27,870)	—	(112,894)	1,367,385

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$18,534	22,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	1,086	845
Provision for credit losses	1,600	2,300
Depreciation of premises and equipment	3,032	3,010
Amortization of core deposit and other intangibles	2,691	3,080
Origination of loans held for sale	(17,003)	(7,731)
Proceeds from sales of loans held for sale	16,244	11,291
(Gain) loss on sales of loans	(68)	46
ESOP and stock based compensation expense, net	2,138	1,281
Deferred income tax (benefit) expense	(1,158)	1,425
Net decrease (increase) in other assets	325	(1,905)
Net increase (decrease) in other liabilities	4,147	(10,932)
Net cash provided by operating activities	31,568	25,318

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	52,504	73,287
Principal payments received on securities available for sale	35,225	54,575
Purchases of securities available for sale	(111,182)	(20,503)
Net increase in loans and leases	(53,557)	(122,261)
Acquisitions, net of cash and cash equivalents	(5,567)	—
Other, net	2,923	(8,013)
Net cash used in investing activities	(79,654)	(22,915)

Cash flows from financing activities:
Net increase in deposits	89,340	46,933
Repayments of short-term borrowings, net	(27,528)	(93,249)
Proceeds from long-term borrowings	—	84,125
Repayments of long-term borrowings	(2,955)	(3,661)
Proceeds from exercise of stock options	919	697
Excess tax benefit from stock based compensation	1,149	395
Purchase of treasury stock	(44,144)	(15,515)
Dividends paid on common stock	(13,803)	(11,951)
Net cash provided by financing activities	2,978	7,774

Net (decrease) increase in cash and cash equivalents	(45,108)	10,177
Cash and cash equivalents at beginning of period	187,652	140,128
Cash and cash equivalents at end of period	$142,544	150,305

Cash paid during the period for:
Income taxes	$2,674	7,030
Interest expense	46,522	37,786

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“FNFG”) and its wholly owned subsidiary First Niagara Bank (“First Niagara”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements do not include all of the information and footnotes required by GAAP for a full year presentation, certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2007 do not necessarily reflect the results that may be expected for the year ending December 31, 2007. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. FNFG and First Niagara are referred to collectively as “the Company,” “we” or “our.”

(1)	Loans and Leases

The following is a summary of our loans and leases at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Commercial:
Real estate	$1,805,331	1,786,384
Construction	260,141	248,325
Business	611,064	561,323
Total commercial loans	2,676,536	2,596,032

Residential real estate (1)	2,224,704	2,252,473
Home equity	472,714	470,714
Other consumer	151,885	163,824
Specialized lending (2)	163,319	155,032
Total loans and leases	5,689,158	5,638,075

Net deferred costs and premiums	27,747	27,350
Allowance for credit losses	(71,051)	(71,913)
Total loans and leases, net	$5,645,854	5,593,512

(1)	Included in residential real estate loans are $3.9 million and $3.1 million of loans held for sale at March 31, 2007 and December 31, 2006, respectively.

(2)	Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the quarterly periods indicated (in thousands):

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$71,913	72,340
Charge-offs	(2,914)	(2,674)
Recoveries	452	475
Provision for credit losses	1,600	2,300
Balance at end of period	$71,051	72,441

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
(unaudited)

(2)	Deposits

The following is a summary of deposit balances for the dates indicated (in thousands):

	March 31, 2007	December 31, 2006
Savings	$936,496	962,482
Interest-bearing checking	511,169	521,751
Money market deposit accounts	1,394,016	1,294,834
Noninterest-bearing	623,503	592,076
Certificates	2,333,892	2,283,561
Total deposits	$5,799,076	5,709,736

(3)	Stock-Based Compensation

We offer several stock-based incentive compensation plans to directors and certain employees, including a stock option plan, a restricted stock plan, and a long-term performance-based equity compensation plan. We account for these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires us to record compensation costs related to awards under the plans at the time such awards are granted.

The total expense recognized for our stock-based compensation plans during the three months ended March 31, 2007 was $1.5 million, which included expenses relating to existing stock awards as well as new grants awarded during the quarter. For the three months ended March 31, 2006, expense recognized for stock compensation plans was $0.7 million. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statement of Income.

(4)	Earnings Per Share

The computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share amounts):
	Three months ended March 31,
	2007	2006
Net income available to common shareholders	$18,534	22,608
Weighted average common shares outstanding:
Total shares issued	120,045	120,045
Unallocated ESOP shares	(3,545)	(3,740)
Unvested restricted stock awards	(525)	(350)
Treasury shares	(10,681)	(7,913)
Total basic weighted average shares outstanding	105,294	108,042

Incremental shares from assumed exercise of stock options	615	895
Incremental shares from assumed vesting of restricted stock awards	95	89
Total diluted weighted average shares outstanding	106,004	109,026
Basic earnings per common share	$0.18	0.21
Diluted earnings per common share	$0.17	0.21
Anti-dilutive stock options and restricted stock awards excluded form the diluted weighted average share calculations	815	1,600

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
(unaudited)

(5)	Pension and Other Postretirement Plans

We have defined benefit pension plans and postretirement plans for certain employees who were previously designated as eligible to participate. Employees who were not previously designated as eligible to participate are not permitted to commence participation in the respective plans. Additionally, future salary increases and years of credited service will not be considered when computing participants’ benefits under such plans.

Periodic pension and postretirement (benefit) cost, which is recorded within salaries and employee benefits expense in the consolidated statements of income, is comprised of the following (in thousands):

	Pension plans		Postretirement plans
	Three months ended March 31,		Three months ended March 31,

	2007	2006	2007	2006
Interest cost	$929	910	$115	122
Expected return on plan assets	(1,243)	(1,411)	—	—
Amortization of unrecognized loss	38	144	4	40
Amortization of unrecognized prior service liability	—	—	(16)	(16)
Net pension and postretirement (benefit) cost	$(276)	(357)	$103	146

(6)	Segment Information

We have two business segments, banking and financial services. The banking segment includes all of our retail (consumer) and commercial banking operations, while the financial services segment includes our insurance, employee benefits administration and consulting, investment advisory, and trust operations. Substantially all of our assets relate to our banking segment. Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation. Selected financial information for our segments follows (in thousands):

	Banking	Financial Services	Eliminations	Consolidated total
For the three months ended March 31, 2007:
Net interest income	$56,156	44	—	56,200
Provision for credit losses	1,600	—	—	1,600
Net interest income after provision for credit losses	54,556	44	—	54,600
Noninterest income	12,691	15,246	(25)	27,912
Amortization of core deposit and other intangibles	1,612	1,079	—	2,691
Other noninterest expense	40,929	11,046	(25)	51,950
Income before income taxes	24,706	3,165	—	27,871
Income tax expense	8,071	1,266	—	9,337
Net income	$16,635	1,899	—	18,534
For the three months ended March 31, 2006:
Net interest income	$62,516	37	—	62,553
Provision for credit losses	2,300	—	—	2,300
Net interest income after provision for credit losses	60,216	37	—	60,253
Noninterest income	11,919	14,017	(25)	25,911
Amortization of core deposit and other intangibles	1,933	1,147	—	3,080
Other noninterest expense	38,400	10,454	(25)	48,829
Income before income taxes	31,802	2,453	—	34,255
Income tax expense	10,666	981	—	11,647
Net income	$21,136	1,472	—	22,608

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
(unaudited)

(7)	Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). Effective for fiscal years beginning after December 15, 2006, FIN 48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption did not require us to recognize any increase or decrease in our liability for unrecognized tax benefits as a result of implementation.

As of January 1, 2007, we had a liability for unrecognized tax benefits of $3.0 million. Of this amount, $2.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in a future period. These amounts were unchanged as of March 31, 2007. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. As of January 1, 2007, we had a liability of approximately $1.1 million for penalties and interest.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2000. The New York State Department of Taxation and Finance commenced an examination of our New York State income tax returns for 2000 through 2003 during the first quarter of 2005, which is anticipated to be completed by the end of 2007. It is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time. We do not believe any adjustments as a result of this examination would result in a material change to our financial position.

(8)	Recently Issued Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to early adopt SFAS No. 159. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We are currently evaluating the guidance contained in this standard and potential impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group and its subsidiary operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the annual report on Form 10-K for the year ended December 31, 2006 under Item 1A. “Risk Factors.” First Niagara Financial Group does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

First Niagara Financial Group is a Delaware corporation and financial holding company serving both retail and commercial customers through our one bank subsidiary, First Niagara, which is a federally chartered savings bank subject to the Office of Thrift Supervision regulation. We are positioned as one of the leading community banks in Upstate New York, operating 121 full-service branches with deposits of $5.8 billion. First Niagara has among its subsidiaries a wholly owned insurance agency and a wholly owned full service benefits administration and consulting firm.

BUSINESS AND INDUSTRY

We are a multi-market community banking and financial services company that provides our customers with a full range of products and services. These products include residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as various consumer and commercial deposit products. Additionally, we offer risk management (insurance) and wealth management products and services, as well as employee benefits consulting.

Our profitability is primarily dependent on the difference between interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rate we earn on our assets and the rate we pay on our liabilities is a function of the general level of interest rates and competition within our markets. We are highly sensitive to conditions that are beyond our control, such as inflation, recession and unemployment, as well as policies of the federal government and its regulatory agencies.

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

MARKET AREAS AND COMPETITION

Our business operations are concentrated in Upstate New York; therefore, our financial results are affected by economic conditions in this geographic area. Certain markets in which we operate continue to be challenged by population and employment trends which have resulted in slower economic growth compared to other parts of the country. If we are unable to sustain our competitive posture or if economic conditions in our markets deteriorate, both our ability to expand our business, as well as the quality of our loan portfolio, could materially impact our financial results.

We face significant competition both in attracting deposits and providing loans in the Upstate New York market. We compete with numerous banking and financial services companies, many of whom (whether regional or national) have substantially greater resources and lending capacity and may offer certain services that we do not or cannot provide. In this marketplace, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require subjective and complex judgments. Accordingly, our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, and the analysis of the carrying value of goodwill are deemed to be critical, as our judgments could have a material effect on our financial results. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2006 Form 10-K. A brief description of our current policies involving significant management valuation judgments follows:

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

While we use available information to estimate losses on loans, additional credit loss provisions may be necessary based on numerous factors, including changes in macro-economic conditions. To the best of our knowledge, the allowance for credit losses includes all losses that we believe are both probable and reasonable to estimate at the balance sheet date. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be incurred from our present loan and lease portfolio. Changes in the financial condition of individual borrowers, general economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the level of our allowance for credit losses.

We continually reassess the allowance and charge-off uncollectible loans against the reserve when circumstances do not warrant continuance of the loan as a viable asset. Recoveries of assets previously written off, if any, are credited to the allowance for credit losses account.

Investment Securities

All of our investment securities are classified as available for sale and recorded at current market value on our statement of condition. Unrealized gains or losses, net of the deferred tax effect, are reported as a component of stockholders’ equity. Recorded values are based on quoted market prices or securities dealers’ valuations. We conduct a quarterly review and evaluation of the securities portfolio to determine if any declines in fair value are other than temporary. Any valuation decline that is determined to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

Goodwill

We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is generally performed on an annual basis involves evaluating the estimated earnings from the related assets and liabilities of our business segments based upon the present value of future cash flows. If the estimated fair value of a business unit to which we have allocated goodwill is less than the financial statement carrying value, we would take a charge against earnings to reduce the value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K.

RESULTS FOR THE QUARTER ENDED MARCH 31, 2007

Overview

Net income for the quarter ended March 31, 2007 was $18.5 million, or 17 cents per diluted share, compared with $22.6 million, or 21 cents per diluted share in the first quarter of 2006 and $20.9 million, or 19 cents per diluted share, for the quarter ended December 31, 2006.

Our results for the first three months of 2007 reflect costs associated with our performance improvement initiatives, as well as the impact of the inverted to flat yield curve and competitive deposit pricing. Nonetheless, we continue to see positive trends in our underlying operations as evidenced by the following quarter highlights:

•	3.6% annualized loan growth including double digit annualized increases in commercial loan balances

•	A 6.3% annualized increase in total deposits compared to year-end balances, despite the migration trends toward higher rate certificate and money market accounts

•	Sustained credit quality for both our commercial and consumer loan portfolios, with annualized net charge-offs at 0.18% of average loans for the quarter ended March 31, 2007

•	Non-interest income at 33% of net revenues, driven by continued strong performance from our financial services businesses

Analysis of Financial Condition at March 31, 2007

Total assets increased $37.1 million from $7.95 billion at December 31, 2006 to $7.98 billion at March 31, 2007. Significant balance trends since the previous period included the following:

•	Loans and leases, net of allowance, increased $51.5 million, resulting from growth in higher yielding commercial loans, which now comprise 47% of our loan portfolio

•	Investment securities portfolio balance increased $34.6 million

•	Core deposits remain at approximately 60% of total deposits, flat compared to December 31, 2006

Lending Activities

Our loan portfolio is concentrated in commercial real estate and business lending, as well as residential mortgages. Our strategy calls for a continued emphasis on commercial loan originations which provide a higher yield on outstanding balances compared to residential loans. We also actively market home equity loans given their low credit risk and relationship building benefits. The following table presents the composition of our loan portfolio at the dates indicated (in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$1,805,331	31.7%	$1,786,384	31.7%
Construction	260,141	4.6	248,325	4.4
Business	611,064	10.7	561,323	10.0
Total commercial loans	2,676,536	47.0	2,596,032	46.1
Residential real estate	2,224,704	39.1	2,252,473	40.0
Home equity	472,714	8.3	470,714	8.3
Other consumer	151,885	2.7	163,824	2.9
Specialized lending	163,319	2.9	155,032	2.7
Total loans and leases	5,689,158	100.0%	5,638,075	100.0%
Net deferred costs and premiums	27,747		27,350
Allowance for credit losses	(71,051)		(71,913)
Total loans and leases, net	$5,645,854		$5,593,512

Loans and leases balances increased by $51.1 million from December 31, 2006 to March 31, 2007. This increase was driven by a 13% annualized overall commercial loan growth, including a 36% annualized increase in commercial business lending, and a 19% annualized increase in commercial construction lending. Residential mortgage balances trended downward which was in line with expectations based on the current market environment; however, this decrease was offset by the growth in our commercial loan portfolio.

Allowance for Credit Losses and Non-Performing Assets

Credit quality describes how our loans perform relative to their repayment terms. In general, when loan payments are timely and defaults are low, credit quality is high. During the lending process, subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan.

Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of non-performing assets and credit losses, which could potentially reduce our earnings.

The following table presents the analysis of the allowance for credit losses for the quarterly periods indicated (in thousands).

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$71,913	$72,340
Net charge-offs:
Charge-offs	(2,914)	(2,674)
Recoveries	452	475
Net charge-offs	(2,462)	(2,199)
Provision for credit losses	1,600	2,300
Balance at end of period	$71,051	$72,441
Ratio of annualized net charge-offs to average loans outstanding during the period	0.18%	0.17%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.11%	0.18%

The primary indicators of credit quality are the level of our non-performing and classified loans as well as the net charge-off ratio which measures loan losses as a percentage of total loans outstanding. We place loans on non-accrual status when they become 90 days past due or earlier if there is uncertainty regarding the collectibility of interest or principal. When a loan is placed on non-accrual status, any interest previously accrued and not collected is reversed from income.

The following table presents our non-accruing loans and non-performing assets at the dates indicated (in thousands).

	March 31, 2007	December 31, 2006
Non-accruing loans:
Commercial real estate	$6,937	$4,513
Commercial business	5,653	2,599
Residential real estate	3,713	4,490
Home equity	1,088	819
Other consumer	1,816	1,356
Specialized lending	1,880	1,751
Total non-accruing loans	21,087	15,528
Real estate owned	553	632
Total non-performing assets	$21,640	$16,160
Total non-accruing loans as a percentage of total loans	0.37%	0.27%
Total non-performing assets as a percentage of total assets	0.27%	0.20%
Allowance for credit losses to total loans	1.24%	1.27%
Allowance for credit losses to non-accruing loans	337%	463%

While our overall credit quality remains favorable, the increase in non-performing assets from December 31, 2006 represents a shift toward more “normalized” levels. Net charge-offs to average loans is flat compared to the 2006 first quarter, up 3 basis points from the fourth quarter of 2006, and 2 basis points below our five year average. Total non-accruing loans increased $5.6 million from December 31, 2006, resulting in an allowance for credit losses to non-accruing loan ratio of 337% at March 31, 2007.

Investment Securities Portfolio

Our securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions. Portions of our portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.

Securities available for sale increased $34.6 million to $1.10 billion at March 31, 2007, up from $1.06 billion at December 31, 2006. Maturities which occurred during the first three months of 2007 were replaced with higher yielding securities, and a decline in market interest rates since the prior quarter resulted in an increase in valuation of the existing portfolio. Our investment portfolio remains well positioned to provide a stable source of cash flow while limiting earnings volatility, as the weighted average estimated remaining life of securities available for sale at March 31, 2007 was 2.6 years.

Deposits

The following table illustrates the composition of our deposits as of the dates indicated:

	March 31, 2007		December 31, 2006
(in thousands)	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$936,496	16.2%	$962,482	16.9%
Interest-bearing checking	511,169	8.8	521,751	9.1
Money market deposit accounts	1,394,016	24.0	1,294,834	22.7
Noninterest-bearing	623,503	10.8	647,108	11.3
Total core deposits	3,465,184	59.8	3,426,175	60.0
Certificates	2,333,892	40.2	2,283,561	40.0
Total deposits	$5,799,076	100.0%	$5,709,736	100.0%

We continue our efforts of deposit gathering and retention to support our loan growth objectives. During the first quarter of 2007, our deposit balances increased $89.3 million, or 6% on an annualized basis; however, we experienced a continued shift from lower-cost savings and checking accounts, which declined $60.2 million during the period, into higher-rate certificate of deposit and money market accounts which increased $50.3 million and $99.2 million, respectively. The shift in our deposit mix can be attributed to pricing pressures within our highly competitive marketplace, which have resulted in money market and certificate accounts being more attractive to depositors.

As an alternative funding source, we expanded our base of municipal deposits. While the margins on these deposits are narrow, they currently carry a lower cost than new wholesale borrowings. Since December 31, 2006, our municipal deposits increased 22% to $554.9 million.

Borrowings

We continue to strategically reduce our wholesale borrowings, given the inverted yield curve and the very narrow spreads earned on our investment securities. Total borrowings decreased $31.0 million from December 31, 2006 to $716.5 million at March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

Net Interest Income

Following the increases made by the Federal Reserve in the benchmark overnight federal funds rates during 2005 and the first half of 2006, we have experienced an increase in the rates we pay on our interest-bearing liabilities that is greater than the increase in the yields that we earn on our interest earning assets. These conditions have resulted in a steady narrowing of the net interest spread and margin which continued in the first quarter of 2007.

The following table presents our average balance sheet information as well as tax equivalent interest income and yields. A tax equivalent basis is used in order to provide the most comparative yields among all types of interest earning assets. To facilitate this presentation, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory income tax rates adjusted for the non-deductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances:

	Three months ended March 31,
	2007			2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
(in thousands)
Interest-earning assets:
Loans and leases(1)	$5,673,766	$91,945	6.52%	$5,320,332	$85,577	6.47%
Securities available for sale and investments other investments(2)	1,138,175	12,387	4.35	1,655,972	16,569	4.01
Total interest-earning assets	6,811,941	104,332	6.16	6,976,304	102,146	5.89
Allowance for credit losses	(71,842)	(72,409)
Noninterest-earning assets(3)(4)	1,144,138			1,131,953
Total assets	$7,884,237			$8,035,848
Interest-bearing liabilities:
Savings deposits	$943,137	$1,440	0.62%	$1,129,407	$1,780	0.64%
Checking deposits	497,094	650	0.53	510,083	577	0.46
Money market deposits	1,306,061	11,473	3.56	1,110,893	7,287	2.66
Certificates of deposit	2,290,626	25,086	4.44	2,107,851	17,829	3.43
Borrowed funds	769,314	8,349	4.38	1,127,879	10,604	3.79
Total interest-bearing liabilities	5,806,232	46,998	3.28	5,986,113	38,077	2.58
Noninterest-bearing deposits	589,517	556,840
Other noninterest-bearing liabilities	113,684			117,561
Total liabilities	6,509,433			6,660,514
Stockholders’ equity(3)	1,374,804			1,375,334
Total liabilities and stockholders’ equity	$7,884,237			$8,035,848
Net interest income		$57,334			$64,069
Net interest rate spread			2.88%			3.31%
Net earning assets	$1,005,709			$990,191
Net interest rate margin		3.37%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.32%			116.54%

(1)	Average outstanding balances are net of deferred costs and premiums
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Our net interest rate margin declined by 31 basis points compared to the same period of 2006. This was the result of:

•	The inverted yield curve, which negated the spread typically earned by banks based on a normal, positively sloped yield curve.

•	The increase in rates paid on our interest-bearing liabilities outpacing the increase in the yield received on our interest earning assets

•	The continuing migration in our deposits from lower cost core deposits to higher rate certificate and money market accounts

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations. For the three months ended March 31, 2007, the provision charged to income was $1.6 million, compared to $2.3 million for the period ended March 31, 2006. The decrease from the prior year reflects our ongoing assessment of the continued favorable underlying asset quality of our loan portfolios.

Noninterest Income

The following table presents information by category of noninterest income for the periods indicated:

	Three months ended
	March 31, 2007	December 31, 2006	March 31, 2006

(in thousands)
Banking services	$8,995	$9,766	9,051
Risk management services	11,704	10,753	10,820
Employee benefits administration	1,194	1,172	895
Wealth management services	2,321	1,938	2,273
Lending and leasing	1,904	1,914	1,747
Bank owned life insurance	1,055	885	747
Other	739	1,475	378
Total noninterest income	$27,912	$27,903	25,911
Noninterest income as a % of total revenues	33.18%	31.94%	29.29%

For the first three months of 2007, we continued our focus of increasing the ratio of noninterest income to total revenues in order to help mitigate the continuing negative impact of the inverted yield curve and resulting interest rate margin compression. Current quarter revenues from risk management services, up $1.0 million from the prior quarter and $0.9 million from the same period in 2006, reflect our expanded operations following acquisitions, most recently the Gernold Agency which we acquired on January 1, 2007. In addition, increased referrals are now being generated by an integrated relationship-based sales approach utilized by our commercial lenders and risk management sales teams. Wealth management revenue increased $0.4 million and $0.1 million, respectively, from the three months ended December 31, 2006 and March 31, 2006, reflecting the benefits of additional licensed personnel within our branch network to sell investment products. Banking services fee income declined $0.8 million from the prior quarter due to traditional seasonal fluctuations in transaction volume and overall lower activity levels.

Noninterest Expense

The following table shows the major components of operating expenses for the periods indicated:

	Three months ended
	March 31, 2007	December 31, 2006	March 31, 2006

(in thousands)
Salaries and benefits	$32,892	$32,346	$29,602
Occupancy and equipment	5,982	5,695	5,673
Technology and communications	4,839	5,083	4,994
Marketing and advertising	1,688	1,800	1,787
Professional services	809	1,060	863
Amortization of intangibles	2,691	2,838	3,080
Other	5,740	5,953	5,910
Total noninterest expense	$54,641	$54,775	$51,909
Efficiency Ratio	65.0%	62.7%	58.7%

For the three months ended March 31, 2007, total noninterest expense increased $2.7 million, or 5%, compared to the same period in 2006. Salaries and benefits expense increased $3.3 million, or 11%, from the period ended March 31, 2006 due primarily to severance charges and related costs associated with our performance improvement initiatives. Occupancy and equipment expense increased $0.3 million from December 31, 2006 and March 31, 2006 due to costs associated with the opening of additional branches in 2007 as well as new leases of office space for our market centers in Syracuse and Buffalo.

Income Taxes

Our effective tax rate for the three months ended March 31, 2007 declined to 33.5% as compared to 34.0% for same period in the prior year due to the benefit of our expanding municipal banking business and the related increased investment in tax—advantaged securities and loans.

The 2007 New York State budget bill includes a provision that disallows the exclusion of dividends paid by a REIT for banks with qualifying taxable assets in excess of $8.0 billion. We anticipate that we will be able to maintain the tax benefit associated with our REIT for the remainder of 2007, based on the current composition of our taxable assets.

CAPITAL RESOURCES

During the first three months of 2007, our capital decreased $33.4 million. The decrease was primarily a result of share repurchases executed during the quarter which amounted to $45.2 million, offset by an increase from our first quarter earnings (net of dividends declared) of $4.7 million, as well as unrealized gains on our securities portfolio of $3.0 million.

For the quarter ended March 31, 2007, we declared a common stock dividend of $0.13 per share, or $13.8 million. This represents a payout ratio of 72% and an 18% increase over the prior year on a per share basis.

At March 31, 2007, we held more than 11.9 million shares of our stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the quarter ended March 31, 2007 we repurchased 3.1 million shares of our common stock. As of March 31, 2007, we are authorized to repurchase an additional 2.6 million shares under the current program. During the first quarter of 2007 we issued 536,932 shares from treasury stock in connection with the exercise of stock options and grants of restricted stock. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including market price of our stock and alternative uses for our capital.

Our capital ratios continued to exceed the regulatory guidelines for both well-capitalized and adequately capitalized institutions. The following table shows First Niagara’s ratios as of March 31, 2007. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

			Minimum capital adequacy		To be well capitalized under prompt corrective action provisions

	Actual
	Amount	Ratio	Amount	Ratio	Amount		Ratio
(in thousands)
Tangible capital	$560,594	7.75%	$144,652	2.00%	$	N/A	N/A%
Tier 1 (core) capital	560,594	7.75	289,304	4.00		361,631	5.00
Tier 1 risk based capital	560,594	10.69	N/A	N/A		314,719	6.00
Total risk based capital	626,160	11.94	419,625	8.00		524,532	10.00

We monitor our capital position to assure that our capital base is sufficient to satisfy existing and impending regulatory requirements, meet appropriate standards of safety and soundness, and provide for future growth.

LIQUIDITY

Liquidity refers to our ability to obtain cash, or to convert assets into cash efficiently and economically. We manage our liquidity to ensure that we have sufficient cash to:

•	Support our operating and investing activities
•	Meet increases in demand for loans and other assets
•	Provide for decreases in deposits
•	Minimize excess balances in lower yielding asset accounts

Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and other short-term money market investments are our most liquid assets. The levels of those assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan demand, deposit outflows, or the amount of debt maturing, additional sources of funds are available through the use of FLHB advances, repurchase agreements, the sale of loans or investments or the use of our various lines of credit.

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

We use a mix of liquidity sources, including deposit balances, cash generated by the investment and loan portfolios, short and long-term borrowings, as well as term federal funds, internally generated capital, and other credit facilities.

As of March 31, 2007, our total cash, interest-bearing demand accounts, federal funds sold and other money market investments was $142.5 million. In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies. The higher level of loan growth and the lower level of wholesale borrowings in 2007 reflect our strategy of funding loan growth and maturing borrowings with the cash flow generated from our deposit growth.

We have a total of $1.17 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customers’ creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2007, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $295.3 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $14.4 million at the end of the current quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $564.1 million at March 31, 2007 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $214.9 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $92.3 million at March 31, 2007 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from changes and volatility in market interest rates. Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur can trigger repricings and changes in the pace of payments, which individually or in combination may affect our net interest income and net interest margin, either positively or negatively.

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

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at March 31, 2007. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at March 31, 2007
Changes in interest rates	Net interest income	% Change
	(in thousands)
+200 basis points	$(5,460)	–2.36%
+100 basis points	(2,289)	–0.99
–100 basis points	3,768	1.63
–200 basis points	6,162	2.66

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2007 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A.    RISK FACTORS

There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2006 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the first quarter of 2007:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans
January	1,170,000	14.72	1,170,000	4,522,661
February	952,165	14.68	952,165	3,570,496
March	997,400	14.06	997,400	2,573,096
Total	3,119,565	14.50	3,119,565

On April 22, 2007, we announced a 5% stock repurchase program which authorizes management, at its discretion, to repurchase an additional 5.4 million shares of common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5.    OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Summary of Quarterly Financial Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 8, 2007	By: /s/ John R. Koelmel John R. Koelmel President and Chief Executive Officer

Date: May 8, 2007	By: /s/ Michael W. Harrington Michael W. Harrington Chief Financial Officer