Form 10-Q
period 2007-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2007-08-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes              No

The Registrant had 105,366,742 shares of Common Stock, $0.01 par value, outstanding as of August 6, 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)

	June 30, 2007	December 31, 2006
	(in thousands, except share and per share amounts)
Assets
Cash and cash equivalents	$125,835	187,652
Securities available for sale	1,070,842	1,060,422
Loans held for sale	3,625	3,091
Loans and leases, net of allowance for credit losses of $71,102 and $71,913 in 2007 and 2006, respectively	5,715,560	5,590,421
Bank-owned life insurance	106,691	104,838
Premises and equipment, net	92,757	97,180
Goodwill	701,949	697,581
Core deposit and other intangibles	48,783	50,522
Other assets	154,764	153,819
Total assets	$8,020,806	7,945,526

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$5,755,446	5,709,736
Short-term borrowings	459,938	300,283
Long-term borrowings	337,636	447,271
Other liabilities	138,723	101,039
Total liabilities	6,691,743	6,558,329

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 120,044,736 shares issued in 2007 and 2006	1,200	1,200
Additional paid-in capital	1,239,709	1,237,816
Retained earnings	327,542	322,745
Accumulated other comprehensive loss	(21,149)	(19,877)
Common stock held by ESOP, 3,506,328 shares in 2007 and 3,965,235 shares in 2006	(26,463)	(26,816)
Treasury stock, at cost, 13,835,453 shares in 2007 and 9,326,058 shares in 2006	(191,776)	(127,871)
Total stockholders’ equity	1,329,063	1,387,197
Total liabilities and stockholders’ equity	$8,020,806	7,945,526

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$95,083	89,307	$186,764	174,688
Securities available for sale and other investments	10,460	14,704	21,977	29,953
Total interest income	105,543	104,011	208,741	204,641

Interest expense:
Deposits	39,973	31,831	78,622	59,304
Borrowings	8,504	8,344	16,853	18,948
Total interest expense	48,477	40,175	95,475	78,252
Net interest income	57,066	63,836	113,266	126,389
Provision for credit losses	2,300	1,556	3,900	3,856

Net interest income after provision for credit losses	54,766	62,280	109,366	122,533

Noninterest income:
Banking services	10,111	9,983	19,106	19,034
Risk management services	12,581	11,705	24,285	22,525
Wealth management services	2,763	2,133	5,084	4,406
Lending and leasing	2,181	1,969	4,085	3,716
Employee benefits administration	1,010	923	2,204	1,818
Other	1,698	1,089	3,492	2,214
Total noninterest income	30,344	27,802	58,256	53,713

Noninterest expense:
Salaries and employee benefits	32,377	30,411	65,269	60,013
Occupancy and equipment	11,484	5,241	17,466	10,914
Technology and communications	4,905	5,109	9,744	10,103
Marketing and advertising	1,921	1,792	3,609	3,579
Professional services	1,158	1,069	1,967	1,932
Amortization of core deposit and other intangibles	2,639	2,994	5,330	6,074
Other	5,806	5,456	11,546	11,366
Total noninterest expense	60,290	52,072	114,931	103,981
Income before income taxes	24,820	38,010	52,691	72,265
Income taxes	8,209	13,212	17,546	24,859
Net income	$16,611	24,798	$35,145	47,406

Basic earnings per common share	$0.16	0.23	$0.34	0.44
Diluted earnings per common share	$0.16	0.23	$0.33	0.44
Weighted average common shares outstanding — Basic	103,373	106,985	104,328	107,511
Weighted average common shares outstanding — Diluted	104,031	107,897	105,052	108,466
Dividends per common share	$0.13	0.11	$0.26	0.22

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$16,611	24,798	$35,145	47,406

Other comprehensive loss, net of income taxes:
Securities available for sale:
Net unrealized losses arising during the period	(4,272)	(2,627)	(1,283)	(7,106)

Other adjustments, net of income taxes	(7)	—	11	—
Total other comprehensive loss	(4,279)	(2,627)	(1,272)	(7,106)
Total comprehensive income	$12,332	22,171	$33,873	40,300

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Treasury stock	Total
	(in thousands, except per share amounts)
Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	(127,871)	1,387,197
Net income	—	—	35,145	—	—	—	35,145
Total other comprehensive loss, net	—	—	—	(1,272)	—	—	(1,272)
Purchase of treasury stock	—	—	—	—	—	(71,096)	(71,096)
Exercise of stock options	—	1,145	(2,984)	—	—	4,300	2,461
ESOP shares committed to be released	—	299	—	—	353	—	652
Restricted stock awards, net	—	(863)	—	—	—	2,891	2,028
Stock option expense	—	1,312	—	—	—	—	1,312
Common stock dividend of $0.26 per share	—	—	(27,364)	—	—	—	(27,364)
Balances at June 30, 2007	$1,200	1,239,709	327,542	(21,149)	(26,463)	(191,776)	1,329,063

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Unearned compensation Restricted stock awards	Treasury stock	Total
	(in thousands, except per share amounts)
Balances at January 1, 2006	$1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423
Net income	—	—	47,406	—	—	—	—	47,406
Total other comprehensive loss, net	—	—	—	(7,106)	—	—	—	(7,106)
Adoption of SFAS No. 123(R)	—	(3,908)	—	—	—	3,908	—	—
Purchase of treasury stock	—	—	—	—	—	—	(34,509)	(34,509)
Exercise of stock options	—	714	(1,940)	—	—	—	3,245	2,019
ESOP shares committed to be released	—	528	—	—	561	—	—	1,089
Restricted stock awards, net	—	786	—	—	—	—	(174)	612
Stock option expense	—	757	—	—	—	—	—	757
Common stock dividend of $0.22 per share	—	—	(23,765)	—	—	—	—	(23,765)
Balances at June 30, 2006	$1,200	1,236,469	306,903	(25,436)	(27,589)	—	(130,621)	1,360,926

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$35,145	$47,406
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees and discounts, net	2,064	(274)
Provision for credit losses	3,900	3,856
Depreciation of premises and equipment	6,125	5,982
Impairment loss from real estate writedowns	5,473	—
Amortization of core deposit and other intangibles	5,330	6,074
Originations of loans held for sale	(39,383)	(19,657)
Proceeds from sales of loans held for sale	39,127	21,105
(Gain) loss on sale of loans	(281)	60
ESOP and stock based compensation expense, net	4,776	2,596
Deferred income tax (benefit) expense	(3,616)	2,612
Net decrease in other assets	(1,736)	(3,415)
Net increase (decrease) in other liabilities	3,864	(8,539)
Net cash provided by operating activities	60,788	57,806

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	153,469	200,023
Principal payments received on securities available for sale	75,848	114,214
Purchases of securities available for sale	(211,848)	(39,691)
Net increase in loans	(128,390)	(312,601)
Acquisitions, net of cash and cash equivalents	(5,604)	—
Other, net	(9,357)	(13,993)
Net cash used in investing activities	(125,882)	(52,048)

Cash flows from financing activities:
Net increase in deposits	45,710	169,895
Proceeds from (repayments of) short-term borrowings, net	46,857	(173,364)
Proceeds from long-term borrowings	22,500	84,125
Repayments of long-term borrowings	(17,910)	(12,379)
Proceeds from exercise of stock options	1,155	1,304
Excess tax benefit from stock based compensation	1,115	752
Purchase of treasury stock	(68,785)	(34,509)
Dividends paid on common stock	(27,365)	(23,765)
Net cash provided by financing activities	3,277	12,059

Net (decrease) increase in cash and cash equivalents	(61,817)	17,817
Cash and cash equivalents at beginning of period	187,652	140,128
Cash and cash equivalents at end of period	$125,835	$157,945

Cash paid during the period for:
Income taxes	$20,313	$25,392
Interest expense	94,608	77,947
Non-cash activity:
Loans transferred to held for sale	$—	$26,395

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (unaudited)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“FNFG”) and its wholly owned subsidiary First Niagara Bank (“First Niagara”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements do not include all of the information and footnotes required by GAAP for a full year presentation, certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2007 do not necessarily reflect the results that may be expected for the year ending December 31, 2007. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. FNFG and First Niagara are referred to collectively as “the Company,” “we” or “our.”

(1)	Loans and Leases

The following is a summary of our loans and leases at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Commercial:
Real estate	$1,821,851	1,786,384
Construction	276,394	248,325
Business	651,758	561,323
Total commercial loans	2,750,003	2,596,032

Residential real estate (1)	2,190,984	2,252,473
Home equity	498,200	470,714
Other consumer	134,282	163,824
Specialized lending (2)	186,856	155,032
Total loans and leases	5,760,325	5,638,075

Net deferred costs and premiums	29,962	27,350
Allowance for credit losses	(71,102)	(71,913)
Total loans and leases, net	$5,719,185	5,593,512

(1)	Included in residential real estate loans are $3.6 million and $3.1 million of loans held for sale at June 30, 2007 and December 31, 2006, respectively.
(2)	Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the periods indicated (in thousands):

	Six months ended June 30,
	2007	2006
Balance at beginning of period	$71,913	72,340
Charge-offs	(5,613)	(4,435)
Recoveries	902	901
Provision for credit losses	3,900	3,856
Balance at end of period	$71,102	72,662

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
 (unaudited)

(2)	Deposits

The following is a summary of deposit balances for the dates indicated (in thousands):

	June 30, 2007	December 31, 2006
Savings	$906,852	962,482
Interest-bearing checking	502,925	521,751
Money market deposit accounts	1,372,358	1,294,834
Noninterest-bearing	656,195	647,108
Certificates	2,317,116	2,283,561
Total deposits	$5,755,446	5,709,736

(3)	Real Estate Impairment Charges

During the second quarter of 2007, we committed to a plan to sell or abandon certain underperforming or redundant real estate properties as part of our performance improvement initiatives. The Company has entered into discussions to sell the affected properties, as well as marketing them using external real estate brokers and we anticipate completing the disposal of the assets within one year. In accordance with applicable accounting principles, the properties have been reclassified as “held-for-sale” which required that the carrying amounts be adjusted to fair value and no longer depreciated.

The affected assets included buildings with carrying values of $10.3 million which were written down to $5.5 million based on their fair values. These amounts are included as part of banking premises and equipment on the Consolidated Statement of Condition. A $4.8 million charge for the fair value writedown was recorded during the second quarter of 2007 and is included as part of occupancy and equipment expense in the Consolidated Statement of Income.

(4)	Stock-Based Compensation

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

The total expense recognized for our stock-based compensation plans during the six months ended June 30, 2007 was $4.1 million, which included expenses relating to pre-existing stock awards, new grants awarded during 2007, and expenses relating to equity awards accelerated in connection with several employee terminations. For the six months ended June 30, 2006, expense recognized for stock compensation plans was $1.5 million. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
 (unaudited)

(5)	Earnings Per Share

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common shareholders	$16,611	24,798	$35,145	47,406
Weighted average common shares outstanding:
Total shares issued	120,045	120,045	120,045	120,045
Unallocated ESOP shares	(3,506)	(3,702)	(3,526)	(3,721)
Unvested restricted stock awards	(599)	(319)	(562)	(334)
Treasury shares	(12,567)	(9,039)	(11,629)	(8,479)

Total basic weighted average common shares outstanding	103,373	106,985	104,328	107,511

Incremental shares from assumed exercise of stock options	562	835	619	864
Incremental shares from assumed vesting of restricted stock awards	96	77	105	91
Total diluted weighted average common shares outstanding	104,031	107,897	105,052	108,466
Basic earnings per share	$0.16	0.23	$0.34	0.44
Diluted earnings per share	$0.16	0.23	$0.33	0.44
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	2,320	1,313	1,800	1,324

(6)	Pension and Other Postretirement Plans

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

Periodic pension and postretirement (benefit) cost, which is recorded within salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following (in thousands):

	Pension plans
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest cost	$928	909	$1,857	1,819
Expected return on plan assets	(1,242)	(1,411)	(2,485)	(2,822)
Amortization of unrecognized loss	37	143	75	287
Net pension benefit	$(277)	(359)	$(553)	(716)

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
 (unaudited)

	Other postretirement plans
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest cost	$116	122	$231	244
Amortization of unrecognized loss	4	40	8	(32)
Amortization of unrecognized prior service liability	(16)	(16)	(32)	80
Net postretirement cost	$104	146	$207	292

(7)	Segment Information

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

Selected financial information for our segments follows (in thousands):

	Banking	Financial Services	Eliminations	Consolidated total
For the three months ended: June 30, 2007
Net interest income	$57,020	$46	$—	$57,066
Provision for credit losses	2,300	—	—	2,300
Net interest income after provision for credit losses	54,720	46	—	54,766
Noninterest income	13,957	16,417	(30)	30,344
Amortization of core deposit and other intangibles	1,555	1,084	—	2,639
Other noninterest expense	46,257	11,424	(30)	57,651
Income before income taxes	20,865	3,955		24,820
Income tax expense	6,863	1,346		8,209
Net income	$14,002	$2,609	$—	$16,611

	Banking	Financial Services	Eliminations	Consolidated total
For the three months ended: June 30, 2006
Net interest income	$63,788	$48	$—	$63,836
Provision for credit losses	1,556	—	—	1,556
Net interest income after provision for credit losses	62,232	48	—	62,280
Noninterest income	13,040	14,791	(29)	27,802
Amortization of core deposit and other intangibles	1,872	1,122	—	2,994
Other noninterest expense	37,021	12,086	(29)	49,078
Income before income taxes	36,379	1,631	—	38,010
Income tax expense	12,560	652	—	13,212
Net income	$23,819	$979	$—	$24,798

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
 (unaudited)

	Banking	Financial Services	Eliminations	Consolidated total
For the six months ended: June 30, 2007
Net interest income	$113,176	$90	$—	$113,266
Provision for credit losses	3,900	—	—	3,900
Net interest income after provision for credit losses	109,276	90	—	109,366
Noninterest income	26,648	31,663	(55)	58,256
Amortization of core deposit and other intangibles	3,167	2,163	—	5,330
Other noninterest expense	86,965	22,691	(55)	109,601
Income before income taxes	45,792	6,899	—	52,691
Income tax expense	15,106	2,440	—	17,546
Net income	$30,686	$4,459	$—	$35,145

	Banking	Financial Services	Eliminations	Consolidated total
For the six months ended: June 30, 2006
Net interest income	$126,304	$85	$—	$126,389
Provision for credit losses	3,856	—	—	3,856
Net interest income after provision for credit losses	122,448	85	—	122,533
Noninterest income	24,959	28,808	(54)	53,713
Amortization of core deposit and other intangibles	3,805	2,269	—	6,074
Other noninterest expense	75,210	22,751	(54)	97,907
Income before income taxes	68,392	3,873	—	72,265
Income tax expense	23,310	1,549	—	24,859
Net income	$45,082	$2,324	$—	$47,406

(8)	Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). Effective for fiscal years beginning after December 15, 2006, FIN 48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption did not require us to recognize any increase or decrease in our liability for unrecognized tax benefits as a result of implementation.

As of January 1, 2007, we had a liability for unrecognized tax benefits of $3.0 million. Of this amount, $2.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in a future period. These amounts were unchanged as of June 30, 2007. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. As of January 1, 2007, we had a liability of approximately $1.1 million for penalties and interest.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2000. The New York State Department of Taxation and Finance commenced an examination of our New York State income tax returns for 2000 through 2003 during the first quarter of 2005, which is anticipated to be completed by the end of 2007. We do not believe any adjustments as a result of this examination would result in a material change to our financial position. However, we anticipate that it is reasonably possible that a cash payment in the range of $700,000 to $900,000 will be made in connection with this examination by the end of 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
 (unaudited)

(9)	Recently Issued Accounting Pronouncements

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

(10)	Subsequent Event — Sale of Branches

On July 25, 2007, we announced an agreement to sell five branch locations in Eastern New York to Legacy Banks of Pittsfield, Massachusetts. These branches currently hold approximately $83.5 million in deposits for which Legacy will pay a weighted average premium of 12.75%. No customer loans are being transferred in connection with the transaction, which is subject to customary closing conditions, including receipt of applicable state and federal regulatory approvals. The transaction is expected to close in the fourth quarter of 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require subjective and complex judgments. Accordingly, our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, and the analysis of the carrying value of goodwill are considered critical, as our judgments could have a material effect on our financial results. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2006 Form 10-K. A brief description of our current policies involving significant management valuation judgments follows:

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

Goodwill

We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is generally performed on an annual basis and involves evaluating the estimated earnings from the related assets and liabilities of our business units based upon the present value of future cash flows. If the estimated fair value of a business unit to which we have allocated goodwill is less than the financial statement carrying value, we would record a charge against earnings to reduce the carrying value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007

Overview

Net income for the six months ended June 30, 2007 was $35.1 million, or 33 cents per diluted share, compared with $47.4 million, or 44 cents per diluted share for the six months ended June 30, 2006. Net income for the second quarter of 2007 was $16.6 million, or $0.16 per diluted share. These results compare to the $24.8 million or $0.23 per diluted share for the comparable period in 2006.

Results in the 2007 second quarter include the impact of $7.5 million in additional non-recurring charges from the previously announced performance improvement initiative, which decreased net income per diluted share by 5 cents. With respect to our ongoing operations, we continue to see positive trends as evidenced by the following highlights for the current quarter:

•	Record levels of non-interest income, primarily driven by strong results from our financial services businesses

•	Continued loan growth, as evidenced by a 12% annualized increase in higher yielding commercial loan balances, including a 32% increase in commercial business loans

•	Deposit growth, including an 18% increase in non-interest bearing deposits on an annualized basis

Analysis of Financial Condition at June 30, 2007

Total assets increased $75.3 million from $7.95 billion at December 31, 2006 to $8.02 billion at June 30, 2007. Significant balance trends during the first half of 2007 included the following:

•	Loans and leases, net of allowance, increased $125.7 million, resulting from continued growth in commercial loans (including specialized lending), which now comprise 50% of our overall loan portfolio

•	Investment securities portfolio balances flat compared to December 31, 2006

•	Core deposits remain at approximately 60% of total deposits

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

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$1,821,851	31.6%	$1,786,384	31.7%
Construction	276,394	4.8	248,325	4.4
Business	651,758	11.3	561,323	10.0
Total commercial loans	2,750,003	47.7	2,596,032	46.1
Residential real estate	2,190,984	38.0	2,252,473	40.0
Home equity	498,200	8.7	470,714	8.3
Other consumer	134,282	2.3	163,824	2.9
Specialized lending	186,856	3.3	155,032	2.7
Total loans and leases	5,760,325	100.0%	5,638,075	100.0%
Net deferred costs and premiums	29,962		27,350
Allowance for credit losses	(71,102)		(71,913)
Total loans and leases, net	$5,719,185		$5,593,512

The increase in loans and leases balances was driven by a 12% annualized increase in commercial loans, including a 32% annualized increase in commercial business lending; as well as a 21% increase in specialized lending balances. Our commercial loan growth was partially offset by a 3% decrease in residential mortgage balances from December 31, 2006, as normal portfolio run-off more than offset originations of portfolio type product.

Allowance for Credit Losses and Non-Performing Assets

Credit quality describes how our loans perform relative to their repayment terms. In general, when loan payments are timely and defaults are low, credit quality is high. As part of the lending process, subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan.

Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of non-performing assets and credit losses, which could potentially reduce our earnings.

The following table presents the analysis of the allowance for credit losses for the periods indicated (in thousands).

	Six months ended June 30,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$71,913	$72,340
Net charge-offs:
Charge-offs	(5,613)	(4,435)
Recoveries	902	901
Net charge-offs	(4,711)	(3,534)
Provision for credit losses	3,900	3,856
Balance at end of period	$71,102	$72,662
Ratio of annualized net charge-offs to average loans outstanding during the period	0.17%	0.13%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.14%	0.14%

The primary indicators of credit quality are the level of our non-performing and classified loans as well as the net charge-off ratio which measures loan losses as a percentage of total loans outstanding. We place loans on non-accrual status when they become more than 90 days past due or earlier if there is uncertainty regarding the collectibility of interest or principal. When a loan is placed on non-accrual status, any interest previously accrued and not collected is reversed from income.

The following table presents our non-accruing loans and non-performing assets at the dates indicated (in thousands).

	June 30, 2007	December 31, 2006
Non-accruing loans:
Commercial real estate	$9,869	$4,513
Commercial business	5,546	2,599
Residential real estate	4,425	4,490
Home equity	836	819
Other consumer	1,232	1,356
Specialized lending	2,283	1,751
Total non-accruing loans	24,191	15,528
Real estate owned	169	632
Total non-performing assets	$24,360	$16,160
Total non-accruing loans as a percentage of total loans	0.42%	0.27%
Total non-performing assets as a percentage of total assets	0.30%	0.20%
Allowance for credit losses to total loans	1.23%	1.27%
Allowance for credit losses to non-accruing loans	294%	463%

While our overall credit quality remains favorable, the increase in non-performing assets from December 31, 2006 represents a shift toward historical levels. Net charge-offs to average loans outstanding is up 4 basis points compared to the 2006 second quarter and, and the 2007 second quarter is down 2 basis point from the prior quarter. Total non-accruing loans have increased $8.7 million from December 31, 2006, resulting in an allowance for credit losses to non-accruing loan ratio of 294% at June 30, 2007.

Investment Securities Portfolio

Our available-for-sale securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions. Portions of our portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.

At June 30, 2007, the balance of our securities portfolio was $1.07 billion, compared to $1.06 billion at December 31, 2006. Maturities which occurred during 2007 were replaced with higher yielding securities, however, fluctuations in market interest rates during the first half of the year resulted in the valuation of the portfolio remaining essentially flat from December 31, 2006. Our investment portfolio remains well positioned to provide a stable source of cash flow while limiting earnings volatility, as the weighted average estimated remaining life of securities available for sale at June 30, 2007 was 2.5 years.

Deposits

The following table illustrates the composition of our deposits as of the dates indicated:

	June 30, 2007		December 31, 2006
(in thousands)	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$906,852	15.8%	$962,482	16.9%
Interest-bearing checking	502,925	8.7	521,751	9.1
Money market deposit accounts	1,372,358	23.8	1,294,834	22.7
Noninterest-bearing	656,195	11.4	647,108	11.3
Total core deposits	3,438,330	59.7	3,426,175	60.0
Certificates	2,317,116	40.3	2,283,561	40.0
Total deposits	$5,755,446	100.0%	$5,709,736	100.0%

During the quarter, we continued our efforts of deposit gathering and retention to support our loan growth objectives. During the first six months of 2007, our deposit balances increased $45.7 million. We continue to experience a shift from lower-cost savings and checking accounts, which declined $65.4 million during 2007, into higher-rate certificate of deposit and money market accounts which increased $33.6 million and $77.5 million, respectively.

Municipal deposits have grown in importance as an alternative funding source to traditional, retail deposits as municipal deposits tend to carry a lower cost than new wholesale borrowings. At June 30, 2007, municipal deposit balances were $483.2 million, compared to $456.6 million at December 31, 2006.

Borrowings

Wholesale borrowings outstanding increased during the second quarter of 2007 based on additional funding required to support our strong loan growth. The balance at June 30, 2007 was $797.6 million, compared to $747.6 million at December 31, 2006.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Net Interest Income

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

	Three months ended June 30,
	2007			2006
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans and leases(1)	$5,733,323	$94,032	6.57%	$5,487,919	$89,508	6.53%
Securities available for sale and investments other investments(2)	1,089,189	11,976	4.40	1,543,195	15,943	4.13
Total interest-earning assets	6,872,508	106,833	6.22	7,031,114	105,451	6.00
Allowance for credit losses	(71,102)			(72,653)
Noninterest-earning assets(3)(4)	1,139,215			1,124,333
Total assets	$7,940,621			$8,082,794
Interest-bearing liabilities:
Savings deposits	$921,747	$990	0.43%	$1,086,454	$1,738	1.46%
Checking deposits	492,312	456	0.37	505,968	590	0.46
Money market deposits	1,369,121	12,446	3.65	1,174,835	8,699	2.97
Certificates of deposit	2,311,348	26,080	4.53	2,207,201	20,804	3.78
Borrowed funds	764,987	8,505	4.44	1,045,184	8,344	3.18
Total interest-bearing liabilities	5,859,515	48,477	3.32	6,019,642	40,175	2.67
Noninterest-bearing deposits	616,537			590,754
Other noninterest-bearing liabilities	111,745			105,051
Total liabilities	6,587,797			6,715,447
Stockholders’ equity(3)	1,352,824			1,367,347
Total liabilities and stockholders’ equity	$7,940,621			$8,082,794
Net interest income		$58,356			$65,277
Net interest rate spread			2.90%			3.33%
Net earning assets	$1,012,993			$1,011,472
Net interest rate margin		3.40%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.29%			116.80%

	Six months ended June 30,
	2007			2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans and leases(1)	$5,703,707	$185,977	6.54%	$5,404,588	$175,086	6.50%
Securities available for sale and investments other investments(2)	1,087,622	23,555	4.33	1,599,273	32,512	4.07
Total interest-earning assets	6,842,392	211,164	6.19	7,003,861	207,598	5.95
Allowance for credit losses	(71,102)			(72,532)
Noninterest-earning assets(3)(4)	1,141,295			1,128,122
Total assets	$7,912,585			$8,059,451
Interest-bearing liabilities:
Savings deposits	$932,383	$2,430	0.53%	$1,107,812	$3,518	1.41%
Checking deposits	494,690	1,105	0.45	508,014	1,167	0.46
Money market deposits	1,337,765	23,920	3.61	1,143,041	15,985	2.82
Certificates of deposit	2,301,044	51,167	4.48	2,157,800	38,634	3.61
Borrowed funds	767,139	16,853	4.41	1,086,303	18,948	3.50
Total interest-bearing liabilities	5,833,021	95,475	3.30	6,002,970	78,252	2.63
Noninterest-bearing deposits	603,102			573,891
Other noninterest-bearing liabilities	112,708			111,272
Total liabilities	6,548,831			6,688,133
Stockholders’ equity(3)	1,363,754			1,371,318
Total liabilities and stockholders’ equity	$7,912,585			$8,059,451
Net interest income		$115,689			$129,346
Net interest rate spread			2.89%			3.32%
Net earning assets	$1,009,371			$1,000,891
Net interest rate margin		3.38%			3.70%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.30%			116.67%

(1)	Average outstanding balances are net of deferred costs and premiums.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Our net interest rate margin declined by 32 basis points compared to the first half of 2006 and 31 basis points compared to the quarter ended June 30, 2006. This was the result of:

•	The inverted yield curve, which negated the spread typically earned by banks based on a normal, positively sloped yield curve.

•	The increase in rates paid on our interest-bearing liabilities outpacing the increase in the yield received on our interest earning assets

•	The migration in our deposits from lower cost core deposits to higher rate certificate and money market accounts

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to income was $2.3 million and $3.9 million for the quarter and six months ended June 30, 2007, respectively. The year to date provision is essentially flat compared to the same period in 2006. Our provision reflects our ongoing assessment of the underlying asset quality of our loan portfolios.

Noninterest Income

The following table presents information by category of noninterest income for the periods indicated:

	Three months ended
	June 30, 2007	March 31, 2007	June 30, 2006
(in thousands)
Banking services	$10,111	8,995	9,983
Risk management services	12,581	11,704	11,705
Employee benefits administration	1,010	1,194	923
Wealth management services	2,763	2,321	2,133
Lending and leasing	2,181	1,904	1,969
Bank owned life insurance	1,561	1,055	756
Other	137	739	333
Total noninterest income	$30,344	27,912	27,802

Noninterest income as a % of total revenues	34.7%	33.18%	30.34%

For the first half of 2007, we continued our focus of increasing the ratio of noninterest income to total revenues in order to diversify our sources of revenue and reduce our dependency on more volatile net interest income. Current quarter revenues from risk management services, up $0.9 million from both the prior quarter and the same period in 2006, reflect strong performance from our expanded operations and increased referrals generated by our commercial lenders and risk management sales teams. Wealth management revenue increased $0.4 million and $0.6 million, respectively, from the three months ended March 31, 2007 and June 30, 2006, reflecting the benefits of additional licensed personnel within our branch network. Banking services fee income increased slightly from the year ago quarter and were up $1.1 million from the prior quarter due to expected higher overdraft and debit card activity levels in the second quarter.

Noninterest Expense

The following table shows the major components of operating expenses for the periods indicated:

	Three months ended
	June 30, 2007	March 31, 2007	June 30, 2006
(in thousands)
Salaries and benefits	$32,377	32,892	30,411
Occupancy and equipment	11,484	5,982	5,241
Technology and communications	4,905	4,839	5,109
Marketing and advertising	1,921	1,688	1,792
Professional services	1,158	809	1,069
Amortization of intangibles	2,639	2,691	2,994
Other	5,806	5,740	5,456
Total noninterest expense	$60,290	54,641	52,072

Efficiency Ratio	69.0%	65.0%	56.8%

For the three months ended June 30, 2007, total noninterest expense increased $8.2 million, or 16%, compared to the same period in 2006. The increase was primarily due to a $4.8 million impairment loss in occupancy and equipment expenses. This loss related to the write down to fair value of certain real estate properties designated as held-for-sale during the second quarter of 2007 and is non-recurring in nature. Salaries and benefits expenses were relatively flat from the prior quarter, and the increase of $2.0 million, or 7%, from the quarter ended June 30, 2006 is attributable to the remaining charges related to employee contract terminations associated with our performance improvement initiatives.

Income Taxes

Our effective tax rate for the six months ended June 30, 2007 declined to 33.3% as compared to 34.4% for same period in the prior year due to the benefit of our expanding municipal banking business and the related increased investment in tax—advantaged securities and loans.

CAPITAL RESOURCES

During the first half of 2007, our stockholders’ equity decreased $58.1 million. The decrease was primarily a result of share repurchases which amounted to $71.1 million, partially offset by our first half earnings (net of dividends declared) of $7.8 million, as well as increases from stock option exercises and restricted stock awards.

For the six months ended June 30, 2007, we declared common stock dividends of $0.26 per share, or $27.4 million. This represents a payout ratio of 76.5% and an 18% increase over the prior year on a per share basis.

At June 30, 2007, we held more than 13.8 million shares of our stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the six months ended June 30, 2007 we repurchased 5.0 million shares of our common stock. As of June 30, 2007, we are authorized to repurchase an additional 6.1 million shares under current repurchase programs. During the first half of 2007 we issued 607,980 shares from treasury stock in connection with the exercise of stock options and vested restricted stock awards. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including market price of our stock and alternative uses for our capital.

Our capital ratios continued to exceed the regulatory guidelines for both well-capitalized and adequately capitalized institutions. The following table shows First Niagara’s ratios as of June 30, 2007. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

	Actual		Minimum capital adequacy		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
(in thousands)
Tangible capital	$562,328	7.73%	$145,503	2.00%	$	N/A	N/A	%
Tier 1 (core) capital	562,328	7.73	291,007	4.00		363,758	5.00
Tier 1 risk based capital	562,328	10.36	N/A	N/A		325,734	6.00
Total risk based capital	630,189	11.61	434,313	8.00		542,891	10.00

We manage our capital position to assure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.

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

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquiditymanagement strategies. Our credit rating is investment grade, and substantiates our financial stability and consistency, over time, of our earnings. Fitch Rating has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

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

As of June 30, 2007, our total cash, interest-bearing demand accounts, federal funds sold and other money market investments was $125.8 million. In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies. The higher level of loan growth and the lower level of wholesale borrowings in 2007 reflect our strategy of funding loan growth and maturing borrowings with the cash flow generated from our deposit growth.

We have a total of $1.07 billion available under existing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customers’ creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2007, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $302.7 million, which generally have an expiration period of less than 120 days. Commitments to sell residential mortgages amounted to $9.3 million at the end of the current quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $574.1 million at June 30, 2007 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $219.8 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party. Standby letters of credit amounted to $95.3 million at June 30, 2007 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

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

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at June 30, 2007. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at June 30, 2007
Changes in interest rates	Net interest income	% Change
	(in thousands)
+200 basis points	$(4,835)	–2.10%
+100 basis points	(1,749)	–0.76
–100 basis points	3,621	1.57
–200 basis points	5,674	2.47

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2007 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the second quarter of 2007:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans
April	255,000	13.81	255,000	7,718,096
May	500,000	13.83	500,000	7,218,096
June	1,150,000	13.42	1,150,000	6,068,096
Total	1,905,000	13.58	1,905,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on May 15, 2007 (Annual Meeting), the nominees for directors of the Company proposed were elected. Stockholders cast votes for those nominees as follows:

	Number of Votes
Matter Considered	For	Withheld
Election of Directors
Thomas E. Baker	89,662,509	2,551,729
Daniel W. Judge	89,440,522	2,773,716
John R. Koelmel	89,331,575	2,882,663
George M. Philip	89,471,447	2,742,791
Louise Woerner	90,229,241	1,984,997

The terms of G. Thomas Bowers, Daniel J Hogarty Jr., William H. (Tony) Jones, Sharon D. Randaccio, Robert G. Weber, and David M. Zebro continued after the Annual Meeting.

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: August 9, 2007	By: /s/ John R. Koelmel John R. Koelmel President and Chief Executive Officer

Date: August 9, 2007	By: /s/ Michael W. Harrington Michael W. Harrington Chief Financial Officer