Form 10-Q
period 2007-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2007-11-02
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-23975
_______________________

FIRST NIAGARA FINANCIAL GROUP, INC.
(exact name of registrant as specified in its charter)
_______________________

Delaware	42-1556195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 South Transit Road, P.O. Box 514, Lockport, NY	14095-0514
(Address of principal executive offices)	(Zip Code)

(716) 625-7500
(Registrant’s telephone number, including area code)
_______________________

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
Yes ☐                       No ☐

The Registrant had 105,466,007 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007
TABLE OF CONTENTS

Item Number	Page Number

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Statements of Condition as of September 30, 2007 and December 31, 2006 (unaudited)
		3

	Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)
		4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)
		5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 and 2006 (unaudited)
		6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)
		7

	Notes to Consolidated Financial Statements (unaudited)	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		15

3.	Quantitative and Qualitative Disclosures about Market Risk	24

4.	Controls and Procedures	25

PART II - OTHER INFORMATION

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Submission of Matters to a Vote of Security Holders	27

5.	Other Information	27

6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2007	2006

Assets

Cash and cash equivalents	$132,822	187,652
Securities available for sale	1,262,193	1,060,422
Loans held for sale	3,221	3,091
Loans and leases, net of allowance for credit losses of $70,970 and
$71,913 in 2007 and 2006, respectively	5,604,363	5,590,421
Bank-owned life insurance	107,787	104,838
Premises and equipment, net	91,431	97,180
Goodwill	706,958	697,581
Core deposit and other intangibles	46,378	50,522
Other assets	159,807	153,819
Total assets	$8,114,960	7,945,526

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$5,705,453	5,709,736
Short-term borrowings	544,195	300,283
Long-term borrowings	402,860	447,271
Other liabilities	130,139	101,039
Total liabilities	6,782,647	6,558,329

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized;
120,044,736 shares issued in 2007 and 2006	1,200	1,200
Additional paid-in capital	1,242,215	1,237,816
Retained earnings	332,815	322,745
Accumulated other comprehensive loss	(15,736)	(19,877)
Common stock held by ESOP, 3,467,703 shares in 2007 and
3,544,953 shares in 2006	(25,701)	(26,816)
Treasury stock, at cost, 14,673,783 shares in 2007 and
9,326,058 shares in 2006	(202,480)	(127,871)
Total stockholders’ equity	1,332,313	1,387,197
Total liabilities and stockholders’ equity	$8,114,960	7,945,526

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Loans and leases	$95,556	91,715	$282,320	266,403
Securities available for sale and other investments	11,355	13,311	33,332	43,264
Total interest income	106,911	105,026	315,652	309,667

Interest expense:
Deposits	40,458	34,995	119,080	94,299
Borrowings	10,748	9,405	27,601	28,353
Total interest expense	51,206	44,400	146,681	122,652

Net interest income	55,705	60,626	168,971	187,015
Provision for credit losses	2,100	1,300	6,000	5,156

Net interest income after provision for credit losses	53,605	59,326	162,971	181,859

Noninterest income:
Banking services	10,071	9,861	29,177	28,895
Risk management services	12,144	10,855	36,429	33,380
Wealth management services	2,539	1,990	7,623	6,396
Lending and leasing	2,191	1,608	6,276	5,324
Employee benefits administration	1,074	1,012	3,278	2,830
Gain on sale of manufactured housing loans	—	2,954	—	2,954
Other	1,711	1,322	5,203	3,536
Total noninterest income	29,730	29,602	87,986	83,315

Noninterest expense:
Salaries and employee benefits	30,159	31,436	95,428	91,449
Occupancy and equipment	5,544	5,538	23,010	16,452
Technology and communications	4,770	5,117	14,514	15,220
Marketing and advertising	2,121	1,775	5,730	5,354
Professional services	1,243	929	3,210	2,861
Amortization of core deposit and other intangibles	2,570	2,890	7,900	8,964
Other	5,541	5,410	17,087	16,776
Total noninterest expense	51,948	53,095	166,879	157,076

Income before income taxes	31,387	35,833	84,078	108,098
Income taxes	10,284	12,275	27,830	37,134

Net income	$21,103	23,558	$56,248	70,964

Basic earnings per common share	$0.21	0.22	$0.55	0.66
Diluted earnings per common share	$0.21	0.22	$0.54	0.66

Weighted average common shares outstanding – Basic	101,472	106,599	103,366	107,206
Weighted average common shares outstanding – Diluted	102,059	107,548	104,033	108,176

Dividends per common share	$0.14	0.12	$0.40	0.34

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net income	$21,103	23,558	$56,248	70,964

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	5,394	9,518	4,111	2,412

Other adjustments, net of income taxes	19	—	30	—

Total other comprehensive income	5,413	9,518	4,141	2,412
Total comprehensive income	$26,516	33,076	$60,389	73,376

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity(unaudited)

				Accumulated	Common	Unearned
		Additional		other	stock	compensation
	Common	paid-in	Retained	comprehensive	held by	Restricted	Treasury
(in thousands, except	stock	capital	earnings	loss	ESOP	stock awards	stock	Total
per share amounts)

Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	—	(127,871)	1,387,197

Net income	—	—	56,248	—	—	—	—	56,248
Total other comprehensive
income, net	—	—	—	4,141	—	—	—	4,141
Purchase of treasury stock	—	—	—	—	—	—	(85,695)	(85,695)
Exercise of stock options	—	1,551	(4,569)	—	—	—	8,304	5,286
ESOP shares committed to be
released	—	769	—	—	1,115	—	—	1,884
Restricted stock awards, net	—	289	—	—	—	—	2,782	3,071
Stock option expense	—	1,790	—	—	—	—	—	1,790
Common stock dividend of
$0.40 per share	—	—	(41,609)	—	—	—	—	(41,609)

Balances at September 30, 2007	$1,200	1,242,215	332,815	(15,736)	(25,701)	—	(202,480)	1,332,313

				Accumulated	Common	Unearned
		Additional		other	stock	compensation
	Common	paid-in	Retained	comprehensive	held by	Restricted	Treasury
(in thousands, except	stock	capital	earnings	loss	ESOP	stock awards	stock	Total
per share amounts)

Balances at January 1, 2006	$1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423

Net income	—	—	70,964	—	—	—	—	70,964
Total other comprehensive
income, net	—	—	—	2,412	—	—	—	2,412
Adoption of SFAS No. 123(R)	—	(3,908)	—	—	—	3,908	—	—
Purchase of treasury stock	—	—	—	—	—	—	(34,509)	(34,509)
Exercise of stock options	—	519	(1,858)	—	—	—	4,161	2,822
ESOP shares committed to be
released	—	812	—	—	842	—	—	1,654
Restricted stock awards, net	—	(1,548)	—	—	—	—	3,001	1,453
Stock option expense	—	1,238	—	—	—	—	—	1,238
Common stock dividend of
$0.34 per share	—	—	(36,579)	—	—	—	—	(36,579)

Balances at September 30, 2006	$1,200	1,234,705	317,729	(15,918)	(27,308)	—	(126,530)	1,383,878

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$56,248	$70,964
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of fees and discounts, net	3,912	360
Provision for credit losses	6,000	5,156
Depreciation of premises and equipment	8,966	9,062
Impairment loss from real estate writedowns	5,493	—
Amortization of core deposit and other intangibles	7,900	8,964
Originations of loans held for sale	(61,955)	(45,470)
Proceeds from sales of loans held for sale	62,236	44,586
Gain on sale of loans	(409)	(2,738)
Gain on sale of securities	(214)	—
ESOP and stock based compensation expense, net	7,423	4,560
Deferred income tax (benefit) expense	(3,194)	7,816
Net increase in other assets	(844)	(6,187)
Net increase in other liabilities	25,165	10,611
Net cash provided by operating activities	116,727	107,684

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	177,675	293,046
Principal payments received on securities available for sale	115,613	162,498
Purchases of securities available for sale	(323,436)	(50,953)
Net increase in loans	(184,742)	(399,668)
Acquisitions, net of cash and cash equivalents	(10,778)	—
Proceeds from sale of manufactured housing loans	—	27,667
Other, net	(20,993)	(17,840)
Net cash (used in) provided by investing activities	(246,661)	14,750

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,283)	102,062
Proceeds from (repayments of) short-term borrowings, net	26,146	(185,121)
Proceeds from long-term borrowings	196,100	84,125
Repayments of long-term borrowings	(20,745)	(70,665)
Proceeds from exercise of stock options	3,591	2,028
Excess tax benefit from stock based compensation	1,281	837
	1,599	775
Purchase of treasury stock	(85,695)	(34,509)
Dividends paid on common stock	(41,609)	(36,579)
Net cash provided by (used in) financing activities	75,104	(137,884)

Net decrease in cash and cash equivalents	(54,830)	(15,450)
Cash and cash equivalents at beginning of period	187,652	140,128
Cash and cash equivalents at end of period	$132,822	$124,678

Cash paid during the period for:
Income taxes	$28,109	$34,770
Interest expense	145,018	123,525
Non-cash activity:
Loans securitized	$164,284	$—
Loans transferred to held for sale	—	26,395

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“FNFG”) and its wholly owned subsidiary First Niagara Bank (“First Niagara”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission.  In our opinion, all adjustments necessary for a fair presentation have been included.  Results for the nine months ended September 30, 2007 do not necessarily reflect the results that may be expected for the year ending December 31, 2007.  Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation.  FNFG and First Niagara are referred to collectively as “the Company,” “we” or “our.”

(1)           Pending Acquisition and Sales

Greater Buffalo Savings Bank
On September 10, 2007, First Niagara Financial Group, Inc. and Great Lakes Bancorp (“Great Lakes”), the holding company for Greater Buffalo Savings Bank, jointly announced a definitive merger agreement under which Great Lakes Bancorp will merge into FNFG in a transaction valued at approximately $153 million.  Under the terms of the agreement, stockholders of Great Lakes may elect to receive either $14 in cash or .993 shares of FNFG stock (or a combination of FNFG stock and cash), for each share of common stock they own provided that, in the aggregate, no more than 50% of the Great Lakes shares may be exchanged for FNFG stock.  Great Lakes has total assets of approximately $903 million and deposits of approximately $644 million as of September 30, 2007.  The acquisition is expected to be completed in the first quarter of 2008 and is subject to the approvals of applicable regulatory agencies.

Sale of Branches to Elmira Savings Bank and Legacy Banks
On August 10, 2007, we announced an agreement to sell four branch locations in Central New York to Elmira Savings Bank.  These branches hold approximately $93 million in deposits and $9 million of certain customer loans for which Elmira will pay a weighted deposit premium of 15.50%.  The transaction is expected to close in the fourth quarter of 2007, subject to customary closing conditions, including receipt of applicable regulatory approvals.

On July 25, 2007, we announced an agreement to sell five branch locations in Eastern New York to Legacy Banks of Pittsfield, Massachusetts.  These branches hold approximately $83 million in deposits for which Legacy will pay a weighted average premium of 12.75%.  No customer loans are being transferred in connection with the transaction.  The transaction is expected to close in the fourth quarter of 2007, subject to customary closing conditions, including receipt of applicable regulatory approvals.

In addition to the customer deposits and loans being transferred in these transactions, branch office buildings and other fixed assets with carrying values totaling $2.2 million will be transferred to the respective purchasers.  These amounts are included as part of banking premises and equipment on the Consolidated Statements of Condition.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
(unaudited)
(2)           Loans and Leases

The following is a summary of our loans and leases at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Commercial:
Real estate	$1,869,163	1,786,384
Construction	281,722	248,325
Business (1)	667,512	561,323
Total commercial loans	2,818,397	2,596,032

Residential real estate (2)	1,998,411	2,252,473
Home equity (1)	507,834	470,714
Other consumer (1)	135,697	163,824
Specialized lending (3)	188,684	155,032
Total loans and leases	5,649,023	5,638,075

Net deferred costs and unearned discounts	29,531	27,350
Allowance for credit losses	(70,970)	(71,913)
Total loans and leases, net	$5,607,584	5,593,512

(1)	Includes a total of $8.6 million of commercial business, home equity, and consumer loan balances to be transferred to Elmira Savings Bank upon completion of the branch sale as discussed in Note 1.
(2)	Includes $3.2 million and $3.1 million of loans held for sale at September 30, 2007 and December 31, 2006, respectively.
(3)	Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the periods indicated (in thousands):

	Nine months ended September 30,
	2007	2006

Balance at beginning of period	$71,913	72,340
Charge-offs	(8,279)	(6,549)
Recoveries	1,418	1,751
Provision for credit losses	6,000	5,156
Balance transferred(1)	(82)	—
Balance at end of period	$70,970	72,698

(1)      Amount of credit loss reserves associated with mortgage loans securitized during the third quarter of 2007.

 (3)           Deposits

The following is a summary of deposit balances for the dates indicated (in thousands):

	September 30, 2007	December 31, 2006

Savings	$844,576	962,482
Interest-bearing checking	499,058	521,751
Money market deposit accounts	1,437,272	1,294,834
Noninterest-bearing	658,012	647,108
Certificates	2,266,535	2,283,561
Total deposits	$5,705,453	5,709,736

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
(unaudited)

(4)           Securitization and Mortgage Servicing Rights

During the third quarter of 2007, we securitized approximately $164 million of residential real estate loans which we continued to hold in our available-for-sale securities portfolio as of September 30, 2007.  The transaction did not result in any realized gain or loss; fair value adjustments incurred in connection with the securitization were recorded in other comprehensive income.  We have no recourse for future credit losses on the securitized loans.

We have retained the servicing rights associated with the securitized loans, which resulted in the addition of approximately $1.8 million to our capitalized mortgage servicing rights (“MSRs”) during the period.  The following table summarizes changes in our MSRs for the nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands).

	September 30, 2007	December 31, 2006

Balance, beginning of period	$2,491	$2,268
Addition of mortgage servicing rights	2,072	485
Amortization	(219)	(262)
Changes in valuation allowance	—	—
Balance, end of period	$4,344	$2,491

We assess our MSRs on a quarterly basis for impairment based on their current fair value.  If any impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance.  We have not recorded any valuation allowance for the periods presented above.  We amortize MSRs in proportion to the estimated net servicing revenues to be recognized over their expected lives.

(5)           Real Estate Impairment Charges

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

The affected assets included buildings with carrying values of $10.3 million which were written down to $5.5 million based on their estimated fair values.  These amounts are included as part of banking premises and equipment on the Consolidated Statements of Condition as of September 30, 2007.  A $4.8 million charge for the fair value writedown was recorded during the second quarter of 2007 and is included as part of occupancy and equipment expense in the Consolidated Statement of Income.

(6)           Stock-Based Compensation

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

The total expense recognized for our stock-based compensation plans during the nine months ended September 30, 2007 and 2006 was $5.1 million and $2.9 million, respectively.  The amounts recognized included expenses relating to pre-existing stock awards, new grants awarded during the current year, and expenses relating to equity awards accelerated in connection with employee terminations.  These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
(unaudited)

(7)           Earnings Per Share

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available to common shareholders	$21,103	23,558	$56,248	70,964

Weighted average common shares outstanding:
Total shares issued	120,045	120,045	120,045	120,045
Unallocated ESOP shares	(3,468)	(3,663)	(3,506)	(3,701)
Unvested restricted stock awards	(557)	(323)	(560)	(328)
Treasury shares	(14,548)	(9,460)	(12,613)	(8,810)
Total basic weighted average common shares outstanding	101,472	106,599	103,366	107,206

Incremental shares from assumed exercise
of stock options	468	881	539	865
Incremental shares from assumed vesting
of restricted stock awards	119	68	128	105
Total diluted weighted average common shares outstanding	102,059	107,548	104,033	108,176

Basic earnings per share	$0.21	0.22	$0.55	0.66
Diluted earnings per share	$0.21	0.22	$0.54	0.66
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	909	484	874	1,322

(8)           Pension and Other Postretirement Plans

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

Periodic pension and postretirement (benefit) cost, which is recorded within salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following (in thousands):

	Pension plans
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest cost	$928	910	$2,785	2,729
Expected return on plan assets	(1,242)	(1,411)	(3,727)	(4,233)
Amortization of unrecognized loss	37	135	112	422
Net pension benefit	$(277)	(366)	$(830)	(1,082)

	Other postretirement plans
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest cost	$116	122	$347	366
Amortization of unrecognized loss	4	40	12	119
Amortization of unrecognized prior service liability	(16)	(16)	(48)	(48)

Net postretirement cost	$104	146	$311	437

 (9)           Segment Information

We have two business segments, banking and financial services.  The banking segment includes all of our retail (consumer) and commercial banking operations, while the financial services segment includes our insurance, employee benefits administration, investment advisory, and trust operations.  Substantially all of our assets relate to the banking segment.  Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

Selected financial information for our segments follows (in thousands):

	Banking	Financial Services	Eliminations	Consolidated total
For the three months ended:
September 30, 2007
Net interest income	$55,673	$32	$—	$55,705
Provision for credit losses	2,100	—	—	2,100
Net interest income after provision
for credit losses	53,573	32	—	53,605
Noninterest income	13,971	15,786	(27)	29,730
Amortization of core deposit and
other intangibles	1,554	1,016	—	2,570
Other noninterest expense	38,153	11,252	(27)	49,378
Income before income taxes	27,837	3,550	—	31,387
Income tax expense	8,826	1,458	—	10,284
Net income	$19,011	$2,092	$—	$21,103

	Banking	Financial Services	Eliminations	Consolidated total
For the three months ended:
September 30, 2006
Net interest income	$60,517	$109	$—	$60,626
Provision for credit losses	1,300	—	—	1,300
Net interest income after provision
for credit losses	59,217	109	—	59,326
Noninterest income	15,742	13,889	(29)	29,602
Amortization of core deposit and
other intangibles	1,880	1,010	—	2,890
Other noninterest expense	39,371	10,863	(29)	50,205
Income before income taxes	33,708	2,125	—	35,833
Income tax expense	11,425	850	—	12,275
Net income	$22,283	$1,275	$—	$23,558

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
(unaudited)

	Banking	Financial Services	Eliminations	Consolidated total
For the nine months ended:
September 30, 2007
Net interest income	$168,849	$122	$—	$168,971
Provision for credit losses	6,000	—	—	6,000
Net interest income after provision
for credit losses	162,849	122	—	162,971
Noninterest income	40,619	47,449	(82)	87,986
Amortization of core deposit and
other intangibles	4,721	3,179	—	7,900
Other noninterest expense	123,907	35,154	(82)	158,979
Income before income taxes	74,840	9,238	—	84,078
Income tax expense	23,932	3,898	—	27,830
Net income	$50,908	$5,340	$—	$56,248

	Banking	Financial Services	Eliminations	Consolidated total
For the nine months ended:
September 30, 2006
Net interest income	$186,821	$194	$—	$187,015
Provision for credit losses	5,156	—	—	5,156
Net interest income after provision
for credit losses	181,665	194	—	181,859
Noninterest income	40,701	42,697	(83)	83,315
Amortization of core deposit and
other intangibles	5,685	3,279	—	8,964
Other noninterest expense	114,581	33,614	(83)	148,112
Income before income taxes	102,100	5,998	—	108,098
Income tax expense	34,735	2,399	—	37,134
Net income	$67,365	$3,599	$—	$70,964

(10)           Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Effective for fiscal years beginning after December 15, 2006, FIN 48 addresses the accounting for uncertain tax positions and provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns.  We adopted the provisions of FIN 48 on January 1, 2007.  The adoption did not require us to recognize any increase or decrease in our unrecognized tax benefits for uncertain tax positions as a result of implementation.

As of September 30, 2007, we had unrecognized tax benefits associated with uncertain tax positions of $2.5 million. Of this amount, $2.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in a future period.  The remaining amount of unrecognized tax benefits subject to adjustment relates to prior acquisitions, and if recognized, would impact purchase accounting.  As of January 1, 2007, we had unrecognized tax benefits associated with uncertain tax positions of $3.0 million.  Of this amount, $2.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in a future period.   In accordance with the provisions of FIN 48, we recognize potential penalties and interest related to unrecognized tax benefits as a component of income tax expense.  As of September 30, 2007 and January 1, 2007, we had approximately $906 thousand and $1.1 million, respectively, recorded for potential penalties and interest.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
(unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2000.  The Internal Revenue Service issued notification that an examination of our federal income tax return for 2006 will commence during the fourth quarter of 2007.  During the third quarter, the New York State Department of Taxation and Finance completed an examination of our income tax returns for the years 2000 through 2003, which resulted in a settlement of $796 thousand of which such amounts were previously included as part of our unrecognized tax benefits.

(11)           Recently Issued Accounting Pronouncements

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
(unaudited)

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

OVERVIEW

First Niagara Financial Group is a Delaware corporation and financial holding company serving both retail and commercial customers through our one bank subsidiary, First Niagara, which is a federally chartered savings bank subject to the Office of Thrift Supervision regulation.  We are positioned as one of the leading community banks in Upstate New York, operating 120 full-service branches with deposits of $5.7 billion.  First Niagara has among its subsidiaries a wholly owned insurance agency and full service benefits administration firm.

BUSINESS AND INDUSTRY

We are a multi-market community banking and financial services company that provides our customers with a full range of products and services.  These products include residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as various consumer and commercial deposit products.  Additionally, we offer risk management (insurance) and wealth management products and services, as well as employee benefits administration.

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

While we use available information to estimate losses on loans, additional credit loss provisions may be necessary based on numerous factors, including changes in macro-economic conditions.  To the best of our knowledge, the allowance for credit losses includes all losses that we believe are both probable and reasonable to estimate at the balance sheet date.  However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be incurred from our present loan and lease portfolio.  Changes in the financial condition of individual borrowers, national and local economic conditions, historical loss experience and the condition of the collateral at the time of sale may all affect the level of our allowance for credit losses.

We continually reassess the allowance and charge-off uncollectible loans against the reserve when circumstances do not warrant continuance of the loan as a viable asset.  Recoveries of assets previously written off, if any, are credited to the allowance for credit losses account.

Investment Securities

All of our investment securities are classified as available for sale and recorded at current market value on our statement of condition.  Unrealized gains or losses, net of the deferred tax effect, are reported as a component of stockholders’ equity.  Securities are recorded at fair value, based on quoted market prices or securities dealers’ valuations.  We conduct a quarterly review and evaluation of the securities portfolio to determine if any declines in fair value are other than temporary.  Any valuation decline that is determined to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

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

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Overview

Net income for the nine months ended September 30, 2007 was $56.2 million, or 54 cents per diluted share, compared with $71.0 million, or 66 cents per diluted share for the nine months ended September 30, 2006.  Net income for the third quarter of 2007 was $21.1 million, or $0.21 per diluted share.  These results compare to the $23.6 million or $0.22 per diluted share for the comparable period in 2006.

While our net income has been impacted by continued margin pressure, in addition to charges relating to our performance improvement initiatives during 2007, we continue to see positive trends as evidenced by the following highlights for the current period:
•	Non-interest income remains at near record levels, primarily driven by strong results from our financial services businesses
•
Continued loan growth, as evidenced by a 11% annualized increase in higher yielding commercial loan balances, including a 25% increase in commercial business loans and 18% increase in commercial construction loans

•
Efficiency programs beginning to take hold, as non-interest expenses decreased $8.3 million from the previous quarter (including non-recurring charges described in Note 5) and $1.1 million over the comparable 2006 quarter.

Analysis of Financial Condition at September 30, 2007

Total assets increased $169 million from $7.95 billion at December 31, 2006 to $8.11 billion at September 30, 2007.  Significant balance trends during 2007 included the following:
•	Commercial loans (including specialized lending) have increased $256 million and now comprise 53% of our overall loan portfolio
•
Investment securities portfolio balances increased $202 million compared to December 31, 2006 due primarily to $164 million of residential mortgage loans which were securitized and transferred to our available-for-sale securities portfolio during the quarter ended September 30, 2007

•	Core deposits remain at approximately 60% of total deposits

Lending Activities

Our loan portfolio is concentrated in commercial real estate and commercial business lending, as well as residential mortgages.  Our strategy calls for a continued emphasis on commercial loan originations which provide a higher yield on outstanding balances compared to residential loans.  We also actively market home equity loans given their relationship building benefits.  The following table presents the composition of our loan portfolio at the dates indicated (in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$1,869,163	33.1%	$1,786,384	31.7%
Construction	281,722	5.0	248,325	4.4
Business	667,512	11.8	561,323	10.0
Total commercial loans	2,818,397	49.9	2,596,032	46.1
Residential real estate	1,998,411	35.4	2,252,473	40.0
Home equity	507,834	9.0	470,714	8.3
Other consumer	135,697	2.4	163,824	2.9
Specialized lending	188,684	3.3	155,032	2.7
Total loans and leases	5,649,023	100.0%	5,638,075	100.0%
Net deferred costs and premiums	29,531		27,350
Allowance for credit losses	(70,970)		(71,913)
Total loans and leases, net	$5,607,584		$5,593,512

The increase in loans and leases balances was driven by an 11% annualized increase in commercial loans, including a 25% annualized increase in commercial business lending and an 18% increase in construction lending; as well as a 29% increase in specialized lending balances.  Our commercial loan growth was offset by the decrease in the mortgage portfolio from December 31, 2006, due to normal portfolio run-off and the securitization of residential loan balances during the third quarter.

Allowance for Credit Losses and Non-Performing Assets

Credit quality describes how our loans perform relative to their repayment terms.  In general, when loan payments are timely and defaults are low, credit quality is high.  As part of the lending process, subjective judgments about a borrower's ability to repay and the value of any underlying collateral are made prior to approving a loan.

Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms.  This inability to repay could result in higher levels of non-performing assets and credit losses, which could potentially reduce our earnings.

The following table presents the analysis of the allowance for credit losses for the periods indicated (in thousands).

	Nine months ended September 30,
	2007	2006
Balance at beginning of period	$71,913	$72,340
Net charge-offs:
Charge-offs	(8,279)	(6,549)
Recoveries	1,418	1,751
Net charge-offs	(6,861)	(4,798)
Provision for credit losses	6,000	5,156
Balance transferred(1)	(82)	—
Balance at end of period	$70,970	$72,698
Ratio of annualized net charge-offs to average loans
outstanding during the period	0.16%	0.12%
Ratio of annualized provision for credit losses to average
loans outstanding during the period	0.14%	0.13%

(1)	Amount of credit loss reserves associated with mortgage loans securitized during the third quarter of 2007.

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

The following table presents our non-accruing loans and non-performing assets at the dates indicated (in thousands).

	September 30,2007	December 31, 2006

Commercial real estate	$18,169	$4,513
Commercial business	2,718	2,599
Residential real estate	3,836	4,490
Home equity	545	819
Other consumer	1,307	1,356
Specialized lending	2,596	1,751
Total non-accruing loans	29,171	15,528
Real estate owned	244	632
Total non-performing assets	$29,415	$16,160

Total non-accruing loans as a percentage of total loans	0.51%	0.27%
Total non-performing assets as a percentage of total assets	0.36%	0.20%
Allowance for credit losses to total loans	1.25%	1.27%
Allowance for credit losses to non-accruing loans	243%	463%

The increase in non-performing assets from December 31, 2006 has been driven primarily by higher non-performing commercial real estate loans and specialized lending balances.  This increase was offset slightly by continued favorable credit trends in residential real estate and consumer lending which have resulted in a decrease in non-performing balances from December 31, 2006.  Net charge-offs to average loans outstanding is down one basis point from the prior quarter, and up six basis points from the comparable quarter in 2006.  Total non-accruing loans have increased $13.6 million from December 31, 2006, resulting in an allowance for credit losses to non-accruing loan ratio of 243% at September 30, 2007.  We believe the level of allowance is sufficient to cover losses inherent in our loan portfolios.

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

At September 30, 2007, the balance of our securities portfolio was $1.26 billion, compared to $1.06 billion at December 31, 2006.  The increase during the year was attributable to the securitization of residential mortgage loans as well as favorable rate changes during the first nine months of 2007 which resulted in higher period end valuations for the held securities.  Our investment portfolio remains well positioned to provide a stable source of cash flow while limiting earnings volatility, as the weighted average estimated remaining life of securities available for sale at September 30, 2007 was 3.0 years.

Deposits

The following table illustrates the composition of our deposits as of the dates indicated (in thousands).

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$844,576	14.8%	$962,482	16.9%
Interest–bearing checking	499,058	8.8	521,751	9.1
Money market deposit accounts	1,437,272	25.2	1,294,834	22.7
Noninterest–bearing	658,012	11.5	647,108	11.3
Total core deposits	3,438,918	60.3	3,426,175	60.0
Certificates	2,266,535	39.7	2,283,561	40.0
Total deposits	$5,705,453	100.0%	$5,709,736	100.0%

During the first nine months of 2007, our core deposit balances increased $12.8 million and we continued to experience a shift from lower-cost savings and checking accounts, which declined $140.6 million during 2007, into higher-rate money market accounts which have increased $142.4 million.

Municipal deposits have grown in importance as an alternative funding source to traditional, retail deposits as these deposits tend to carry a lower cost than new wholesale borrowings.  At September 30, 2007, municipal deposit balances were $505.2 million, compared to $456.6 million at December 31, 2006.

Borrowings

Wholesale borrowings outstanding increased during 2007 due to additional funding required to support loan growth as well as our stock buyback program.  The balance at September 30, 2007 was $947.1 million, compared to $747.6 million at December 31, 2006.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

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

	Three months ended September 30,
	2007			2006
(in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans and leases(1)	$5,785,517	95,143	6.54%	$5,625,084	$91,919	6.50%
Securities available for sale and
other investments(2)	1,166,486	13,463	4.61	1,359,116	14,385	4.23
Total interest-earning assets	6,952,003	108,606	6.22	6,984,200	106,304	6.06
Allowance for credit losses	(70,970)			(72,909)
Noninterest-earning assets(3)(4)	1,163,642			1,122,018
Total assets	$8,044,675			$8,033,309
Interest-bearing liabilities:
Savings deposits	$881,145	772	0.35%	$1,039,632	$1,680	0.64%
Checking deposits	482,838	454	0.37	508,080	630	0.49
Money market deposits	1,393,680	13,208	3.76	1,217,859	9,796	3.19
Certificates of deposit	2,286,634	26,023	4.51	2,236,959	22,889	4.06
Borrowed funds	889,375	10,748	4.78	928,765	9,405	3.99
Total interest-bearing liabilities	5,933,672	51,205	3.42	5,931,295	44,400	2.97
Noninterest-bearing deposits	657,366			614,880
Other noninterest-bearing liabilities	126,245			111,460
Total liabilities	6,717,283			6,657,635
Stockholders’ equity(3)	1,327,392			1,375,674
Total liabilities and stockholders’
equity	$8,044,675			$8,033,309
Net interest income		$57,401			$61,904
Net interest rate spread			2.80%			3.09%
Net earning assets	$1,018,331			$1,052,905
Net interest rate margin		3.30%			3.54%
Ratio of average interest-earning assets
to average interest-bearing liabilities	117.16%			117.75%

	Nine months ended September 30,
	2007			2006
(in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans and leases(1)	$5,731,277	281,120	6.54%	$5,478,895	$267,004	6.50%
Securities available for sale and
other investments(2)	1,148,053	38,651	4.49	1,518,340	46,897	4.12
Total interest-earning assets	6,879,330	319,771	6.20	6,997,235	313,901	5.99
Allowance for credit losses	(70,970)			(72,659)
Noninterest-earning assets(3)(4)	1,148,739			1,126,065
Total assets	$7,957,099			$8,050,641
Interest-bearing liabilities:
Savings deposits	$915,116	3,203	0.47%	1,084,836	5,198	0.64%
Checking deposits	490,696	1,560	0.43	508,036	1,798	0.47
Money market deposits	1,356,608	37,127	3.66	1,168,254	25,781	2.95
Certificates of deposit	2,296,188	77,190	4.49	2,184,477	61,522	3.76
Borrowed funds	808,332	27,601	4.54	1,033,213	28,353	3.65
Total interest-bearing liabilities	5,866,940	146,681	3.34	5,978,816	122,652	2.74
Noninterest-bearing deposits	621,389			587,704
Other noninterest-bearing liabilities	117,270			111,335
Total liabilities	6,605,599			6,677,855
Stockholders’ equity(3)	1,351,500			1,372,786
Total liabilities and stockholders’
equity	$7,957,099			$8,050,641
Net interest income		$173,089			$191,249
Net interest rate spread			2.86%			3.25%
Net earning assets	$1,012,390			$1,018,419
Net interest rate margin		3.35%			3.65%
Ratio of average interest-earning assets
to average interest-bearing liabilities	117.26%			117.03%
________________
(1)	Average outstanding balances are net of deferred costs and premiums.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include bank-owned life insurance, earnings on which are reflected in noninterest income.

Our net interest rate margin declined by 30 basis points compared to the nine months of 2006 and 24 basis points compared to the quarter ended September 30, 2006.  This was the result of:
•	The inverted yield curve, which negated the spread typically earned by banks based on a normal, positively sloped yield curve
•	The increase in rates paid on our interest-bearing liabilities outpacing the increase in the yield received on our interest earning assets
•	The migration in our deposits from lower cost core deposits to higher rate certificate and money market accounts

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations.  The provision charged to income was $2.1 million and $6.0 million for the quarter and nine months ended September 30, 2007, respectively.  The year to date provision increased $0.8 million compared to the same period in 2006.  Our provision reflects our ongoing assessment of the underlying asset quality of our loan portfolios.

Noninterest Income

The following table presents information by category of noninterest income for the periods indicated (in thousands).

	Three months ended
	September 30,	June 30,	September 30,
	2007	2007	2006

Banking services	$10,071	10,111	9,861
Risk management services	12,144	12,581	10,855
Employee benefits administration	1,074	1,010	1,012
Wealth management services	2,539	2,763	1,990
Lending and leasing	2,191	2,181	1,608
Gain on sale of manufactured housing loans	—	—	2,954
Bank owned life insurance	1,144	1,561	774
Other	567	137	548
Total noninterest income	$29,730	30,344	29,602

Noninterest income as a % of total revenues	34.8%	34.7%	32.8%

During 2007, we continued our focus of increasing the ratio of noninterest income to total revenues in order to diversify our sources of revenue and reduce our dependency on more volatile net interest income.  Total noninterest income, while dropping off slightly from the record levels set during the prior quarter, increased from the comparable 2006 quarter led by revenues from risk management services, which were up $1.3 million or 12%.  Lending and leasing revenues, while flat from the prior quarter, increased 36% from the comparable period in 2006.  The quarter ended September 30, 2006 included a non-recurring gain of $3.0 million recognized in other income from the sale of a portfolio of manufactured housing loans.

Noninterest Expense

The following table presents the major components of operating expenses for the periods indicated (in thousands).

	Three months ended
	September 30,	June 30,	September 30,
	2007	2007	2006

Salaries and benefits	$30,159	32,377	31,436
Occupancy and equipment	5,544	11,484	5,538
Technology and communications	4,770	4,905	5,117
Marketing and advertising	2,121	1,921	1,775
Professional services	1,243	1,158	929
Amortization of intangibles	2,570	2,639	2,890
Other	5,541	5,806	5,410
Total noninterest expense	$51,948	60,290	53,095

Efficiency Ratio	60.8%	69.0%	58.8%

For the three months ended September 30, 2007, total noninterest expense decreased $1.1 million compared to the same period in 2006. Salaries and benefits expenses decreased $2.2 million from the prior quarter and $1.3 million from the comparable quarter in 2006, reflecting the impact of our performance improvement initiatives.  Occupancy and equipment expense declined $5.9 million following impairment losses recognized in the prior quarter.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2007 declined to 33.1% as compared to 34.4% for same period in the prior year due to the benefit of our expanding municipal banking business and the related increased investment in tax–advantaged securities and loans.

CAPITAL RESOURCES

During the first three quarters of 2007, our stockholders’ equity decreased $54.9 million.  The decrease was primarily a result of share repurchases which amounted to $85.7 million, partially offset by our three quarters earnings (net of dividends declared) of $14.6 million, as well as increases from stock option exercises and restricted stock awards.

For the nine months ended September 30, 2007, we declared common stock dividends of $0.40 per share, or $41.6 million.  This represents a payout ratio of 72.7% and an 18% increase over the prior year on a per share basis.

At September 30, 2007, we held more than 14.6 million shares of our stock as treasury shares.  As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program.  For the nine months ended September 30, 2007 we repurchased 6.1 million shares of our common stock.  As of September 30, 2007, we are authorized to repurchase an additional 4.9 million shares under current repurchase programs.  During the first three quarters of 2007 we issued 907,470 shares from treasury stock in connection with the exercise of stock options and vested restricted stock awards.  While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

Our capital ratios continued to exceed the regulatory guidelines for both well-capitalized and adequately capitalized institutions.  The following table shows First Niagara’s ratios as of September 30, 2007.  The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)

Tangible capital	$564,924	7.68%	147,184	2.00%	N/A	N/A	%
Tier 1 (core) capital	564,924	7.68	294,367	4.00	367,959	5.00
Tier 1 risk based capital	564,924	10.40	217,281	4.00	325,921	6.00
Total risk based capital	632,825	11.65	434,561	8.00	543,202	10.00

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

Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and other short-term money market investments are our most liquid assets.  The levels of those assets are monitored daily and are dependent on operating, financing, lending and investing activities during any given period.  Excess short-term liquidity is usually invested in overnight federal funds sold.  In the event that funds beyond those generated internally are required due to higher than expected loan demand, deposit outflows, or the amount of debt maturing, additional sources of funds are available through the use of FLHB advances, repurchase agreements, the sale of loans or investments or the use of our line of credit.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies.  Our credit rating is investment grade, and substantiates our financial stability and consistency, over time, of our earnings.  Fitch Ratings has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

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

As of September 30, 2007, our total cash, interest-bearing demand accounts, federal funds sold and other money market investments was $132.8 million.  In addition to cash flow from operations, deposits and borrowings, funding is provided from the principal and interest payments received on loans and investment securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities and the acquisition of banking and financial services companies.  The higher level of commercial loan growth in 2007 has been funded by cash flow generated from our average deposit growth as well as wholesale borrowings.

We have a total borrowing capacity of $1.2 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank and a commercial bank that may be used to fund lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

In the ordinary course of business, we extend commitments to originate residential, commercial and other loans to our customers.  Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee.  Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  Collateral may be obtained based upon our assessment of the customer’s creditworthiness.  In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit.  As of September 30, 2007, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $361.8 million, which generally have an expiration period of less than 120 days.  Commitments to sell residential mortgages amounted to $13.0 million at the end of the current quarter.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit.  The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict.  The risks involved in issuing these credit lines is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments.  Unused commercial lines of credit amounted to $613.6 million at September 30, 2007 and generally have an expiration period of less than one year.  Home equity and other consumer unused lines of credit totaled $219.7 million and have an expiration period of up to ten years.  In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third-party.  Standby letters of credit amounted to $96.6 million at September 30, 2007 and generally have an expiration period of less than two years.  Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts is substantially less than the amounts reported.  It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

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

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates.  The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at September 30, 2007.  The effects of changing the yield curve slope are not considered in the analysis.  These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities.  These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at September 30, 2007
Changes in interest rates	Net interest income	% Change
	(in thousands)

+200 basis points	$(5,358)	(2.40)%
+100 basis points	(2,120)	(0.95)
-100 basis points	4,032	1.80
-200 basis points	6,477	2.90

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2007 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings.  We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

First Niagara Insurance Brokers, Inc. v. First Niagara Financial Group, Inc., U.S.D.C., S.D.N.Y., Civil No. 07-CIV-8720.  On October 10, 2007, First Niagara Insurance Brokers, Inc. (“FN-Canada”), an unrelated insurance broker licensed in Canada but not in the United States, filed an action in the federal court for the Southern District of New York alleging service mark infringement and several related New York State causes of action.  FN-Canada claims that it owns a United States common law service mark in the term FIRST NIAGARA and that the Company is infringing this mark.  FN-Canada seeks an injunction and damages of $532 million.  We believe that the claim for damages is without merit.

This lawsuit continues a dispute that has been ongoing since 2002.  In 2002, FN-Canada commenced an Opposition proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (“TTAB”), seeking to oppose the Company’s application to register service marks incorporating the FIRST NIAGARA mark.  In its most recent decision, the TTAB held that there was no likelihood of confusion between FN-Canada’s Canadian insurance services and the Company’s United States banking services, and dismissed FN-Canada’s Opposition claim in twelve of fifteen service mark classifications.  FN-Canada has appealed that decision to the U.S. Court of Appeals for the Federal Circuit but, in light of its new District Court lawsuit, wishes to stay that appeal pending determination of the new lawsuit.  The Company will oppose the motion to stay the proceedings.

FN-Canada’s claimed damages of $532 million represent what it claims are FNFG’s “net revenues” from services provided under the FIRST NIAGARA marks.  Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed which we believe is unlikely an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception.  The TTAB has held twice that FNFG did not adopt its name in bad faith.

ITEM 1A.    RISK FACTORS

There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2006 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the third quarter of 2007:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans

July	775,000	13.00	775,000	5,293,096

August	350,000	12.91	350,000	4,943,096

September	—		—	4,943,096

Total	1,125,000	12.98	1,125,000

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: November 2, 2007	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: November 2, 2007	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer