Form 10-Q/A
period 2007-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2007-11-13
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)
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

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

First Niagara Financial Group, Inc. filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007 on November 2, 2007.  This Amendment No. 1 on Form 10-Q/A is being filed since the Company discovered an error in the Edgar version of the report filed with the Securities and Exchange Commission.  Specifically, a line was added to the Cash Flows from Financing Activities section of the Consolidated Statements of Cash Flows that contained erroneous information.  This line has been removed in this Amendment and all totals on the Statements of Cash Flows are correct.  The error occurred in the process of edgarizing the document.  No other information in the original Form 10-Q is hereby amended.

This Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety.  However, the only change to the original Form 10-Q being made by this Form 10-Q/A is that noted above.  This Form 10-Q/A does not reflect events occurring after the filing of the original 10-Q or modify or update any other disclosures.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.

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

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$56,248	$70,964
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of fees and discounts, net	3,912	360
Provision for credit losses	6,000	5,156
Depreciation of premises and equipment	8,966	9,062
Impairment loss from real estate writedowns	5,493	—
Amortization of core deposit and other intangibles	7,900	8,964
Originations of loans held for sale	(61,955)	(45,470)
Proceeds from sales of loans held for sale	62,236	44,586
Gain on sale of loans	(409)	(2,738)
Gain on sale of securities	(214)	—
ESOP and stock based compensation expense, net	7,423	4,560
Deferred income tax (benefit) expense	(3,194)	7,816
Net increase in other assets	(844)	(6,187)
Net increase in other liabilities	25,165	10,611
Net cash provided by operating activities	116,727	107,684

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	177,675	293,046
Principal payments received on securities available for sale	115,613	162,498
Purchases of securities available for sale	(323,436)	(50,953)
Net increase in loans	(184,742)	(399,668)
Acquisitions, net of cash and cash equivalents	(10,778)	—
Proceeds from sale of manufactured housing loans	—	27,667
Other, net	(20,993)	(17,840)
Net cash (used in) provided by investing activities	(246,661)	14,750

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,283)	102,062
Proceeds from (repayments of) short-term borrowings, net	26,146	(185,121)
Proceeds from long-term borrowings	196,100	84,125
Repayments of long-term borrowings	(20,745)	(70,665)
Proceeds from exercise of stock options	3,591	2,028
Excess tax benefit from stock based compensation	1,599	775
Purchase of treasury stock	(85,695)	(34,509)
Dividends paid on common stock	(41,609)	(36,579)
Net cash provided by (used in) financing activities	75,104	(137,884)

Net decrease in cash and cash equivalents	(54,830)	(15,450)
Cash and cash equivalents at beginning of period	187,652	140,128
Cash and cash equivalents at end of period	$132,822	$124,678

Cash paid during the period for:
Income taxes	$28,109	$34,770
Interest expense	145,018	123,525
Non-cash activity:
Loans securitized	$164,284	$—
Loans transferred to held for sale	—	26,395

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