Form 10-K
period 2007-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2008-02-29
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File No. 000-23975

FIRST NIAGARA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1556195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6950 South Transit Road, P.O. Box 514, Lockport, NY	14095-0514
(Address of Principal Executive Offices)	(Zip Code)

(716) 625-7500

(Registrant’s telephone number)

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒   Accelerated filer ☐

Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 22, 2008, there were issued and outstanding 104,407,324 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the NASDAQ Stock Market LLC, was approximately $1,379,080,269.

DOCUMENTS INCORPORATED
BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the our Proxy Statement:

Document	Part
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

TABLE OF CONTENTS

ITEM		PAGE
NUMBER		NUMBER
PART I

1	Business	4

1A	Risk Factors	17

1B	Unresolved Staff Comments	19

2	Properties	19

3	Legal Proceedings	19

4	Submission of Matters to a Vote of Security Holders	19

PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20

6	Selected Financial Data	22

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

7A	Quantitative and Qualitative Disclosures About Market Risk	43

8	Financial Statements and Supplementary Data	46

9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	87

9A	Controls and Procedures	87

9B	Other Information	87

PART III

10	Directors, Executive Officers, and Corporate Governance	88

11	Executive Compensation	88

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88

13	Certain Relationships and Related Transactions, and Director Independence	88

14	Principal Accountant Fees and Services	88

PART IV

15	Exhibits and Financial Statement Schedules	89

	Signatures	90

Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

GENERAL

First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc., (the “Company”), a Delaware corporation whose principal executive offices are located at 6950 South Transit Road, Lockport, New York, provides a wide range of retail and commercial banking as well as other financial services through our wholly-owned, federally-chartered savings bank subsidiary, First Niagara Bank (the “Bank”). We are positioned as one of the leading community banks in Upstate New York, providing customers with consumer and commercial banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, and consumer and commercial deposit products. Additionally, we offer risk management (insurance), wealth management and employee benefit administration services through our subsidiaries. At December 31, 2007, we had $8.1 billion of assets and stockholders’ equity of $1.4 billion.

We were organized in April 1998 in connection with the conversion of First Niagara Bank from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and a reorganization to a two-tiered mutual holding company. In November 2002, we converted First Niagara Bank and the mutual holding company to a federal charter subject to Office of Thrift Supervision (“OTS”) regulation. In January 2003, we converted the mutual holding company to stock form, with our shares of common stock owned by the mutual holding company being sold to depositors and other investors. Since 1998, we deployed the proceeds from these stock offerings through multiple whole-bank acquisitions and non-bank financial services companies, as well as the opening of de novo branches in target markets across Upstate New York. This strategy coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.

First Niagara Bank
First Niagara Bank was organized in 1870, and is a community-oriented savings bank providing financial services to individuals, families and businesses through our branch network located across Upstate New York. As of December 31, 2007, the Bank and all of its subsidiaries had $8.1 billion of assets, deposits of $5.5 billion, $1.3 billion of stockholder’s equity, employed approximately 2,000 people and operated through 110 branches and several financial services subsidiaries. Following the integration of Greater Buffalo Savings Bank, which was acquired on February 15, 2008, we operated 117 branches and had $9.0 billion of total assets, including deposits of $6.2 billion.

The Bank’s subsidiaries provide a range of financial services to individuals and small and medium size companies in our market areas and include: First Niagara Commercial Bank (the “Commercial Bank”), our New York State chartered bank whose primary purpose is to generate municipal deposits; First Niagara Funding, Inc., our real estate investment trust (“REIT”) which originates and holds some of our commercial real estate and business loans; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency engaged in the sale of insurance products including business and personal insurance, surety bonds, life, disability and long-term care coverage and other risk management advisory services. FNRM’s consulting and risk management business includes alternative risk and self-insurance, claims investigation and adjusting services, employee benefits and administration services, as well as third party administration of self insured workers’ compensation plans.

OTHER INFORMATION

We maintain a website at www.fnfg.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, through the Investor Relations portion of our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). You may also obtain copies, without charge, by writing to our Investor Relations Department, 6950 South Transit Road, PO Box 514, Lockport, New York 14095-0514.

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

FORWARD LOOKING STATEMENTS

Certain statements we make in this document may be considered “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. You can identify these forward-looking statements by our use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and other similar expressions. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	General economic conditions, either nationally or in our market areas, that are worse than expected;
•	Significantly increased competition among depository and other financial institutions;
•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;
•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;
•	Our ability to enter new markets successfully and capitalize on growth opportunities;
•	Our ability to successfully integrate acquired entities;
•	Changes in consumer spending, borrowing and savings habits;
•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and
•	Changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

MARKET AREAS AND COMPETITION

Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as the Upstate New York region has a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. Our most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies.

We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2007 we operated 110 bank branches in 23 counties that span across Upstate New York. The four largest cities in the markets in which we do business are Buffalo, Rochester, Syracuse and Albany, which have a combined total population of nearly four million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.

LENDING ACTIVITIES

Our principal lending activity has been the origination of commercial real estate and business loans, leases and residential mortgages to customers located within our primary market areas. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell which results in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products.

Commercial Real Estate and Multi-family Lending
Commercial real estate and multi-family loans amounted to $1.9 billion and $1.8 billion at December 31, 2007 and 2006, respectively. We originate commercial real estate loans secured predominantly by first liens on apartment houses, office buildings, shopping centers, industrial and warehouse properties and to a lesser extent, more specialized properties such as nursing homes, mobile home parks, restaurants, motels/hotels and auto dealerships. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our market areas and diversification of these property types.

As part of our ongoing strategic initiative to manage interest rate risk, commercial and multi-family real estate loans that we originate are generally limited to three, five, or seven year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, subject to interest rate floors, subsequently reset after completion of the initial adjustment period at new market rates that generally range between 150 and 250 basis points over the current applicable U.S. Treasury Constant Maturity Index or Federal Home Loan Bank (“FHLB”) Advance Rates. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 30-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

We also offer commercial real estate and multi-family construction loans and our portfolio for these products amounted to $292.7 million and $248.3 million at December 31, 2007 and 2006, respectively. We make most of our construction loans as “construction/permanent” loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are indexed to either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates attendant to this asset class as well as the greater degree of sensitivity to interest rate changes and reduced susceptibility to prepayment risk. Commercial real estate and multi-family loans, however, carry significantly more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. In addition, our policy for commercial lending generally requires a maximum loan-to-value (LTV) ratio of 80% on purchases of existing real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed 90%. Over the last few years, we have not experienced a significant deterioration in credit performance as a result of these higher risk loans, as evidenced by the charge-off rate for our commercial real-estate and multi-family loans, which has averaged less than 15 basis points over the past five years.

Commercial Business Loans
Commercial business loans amounted to $730.0 million and $561.3 million at December 31, 2007 and 2006, respectively. This portfolio includes business term loans, letters of credit, and lines-of-credit issued to small and medium size companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and lines-of-credit for the purpose of financing equipment purchases, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year up to seven years with either a fixed interest rate or a variable interest rate indexed to the LIBOR or prime rate. Our lines of credit generally expire after one year and typically carry a variable interest rate indexed to the prime rate. We strategically emphasize the development of commercial business relationships and allocate a greater portion of our available funds and personnel resources to both our commercial middle market and small business lending markets. To facilitate expansion of these areas, we offer additional commercial business products and services such as cash management, remote deposit capture, merchant services, wire transfer capabilities, lock-box, business credit and debit cards, and online banking.

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

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower’s business, while secured commercial business loans may be secured by collateral that we cannot readily market.

Residential Real Estate Lending
Residential real estate loans amounted to $2.0 billion and $2.3 billion at December 31, 2007 and 2006, respectively. We originate mortgage loans to enable our customers to finance residential real estate, both owner-occupied and non-owner occupied, in our primary market areas. We offer traditional fixed-rate and adjustable-rate mortgage products, with monthly and bi-weekly payment options, that have maturities generally up to 30 years, and maximum loan amounts generally up to $750 thousand. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.

We generally sell newly originated conventional 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to sell certain of our newly originated fixed rate loans to assist in our asset and liability management. In addition to removing a level of interest rate risk from our balance sheet, the operation of this secondary marketing function provides us additional cash flow to support future loan growth.

We offer adjustable-rate monthly loan (“ARM”) products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that adjust every one, three, five, seven, or ten years. After origination, the interest rate on these loans is reset based upon a spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial adjustment period of the loan. Our ARM loans are generally subject to limitations on interest rate increases of up to 2% per adjustment period and a total adjustment of up to 6% over the life of the loan. These loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

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

We own a 30% interest in Homestead Funding Corp. (“Homestead”), a mortgage banker licensed in the State of New York as well as other states. Homestead provides our residential mortgage loan origination function in Eastern New York, marketing services under our brand, First Niagara Mortgage. We underwrite all loans prior to purchase from Homestead.

Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit (“HELOCs”) in our market areas. Home equity loans amounted to $503.8 million and $470.7 million at December 31, 2007 and 2006, respectively. We offer both fixed-rate and floating-rate home equity products in amounts up to 100% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. We generally require private mortgage insurance (PMI) for all fixed rate home equity loans and HELOCs with combined first and second mortgage LTV ratios in excess of 85%. We offer monthly fixed-rate home equity loans with repayment terms generally up to 15 years and HELOCs with terms up to 30 years. Our bi-weekly fixed-rate home equity loans are offered with repayment terms up to 30 years, however, because these loans amortize faster due to bi-weekly payments, which generate two additional half payments each year, the actual loan terms are significantly reduced. We also offer an “Ultraflex” home equity line of credit which allows borrowers the option of a five year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, with this product we offer a debit card option to access funds and an option that allows our customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $250 thousand (up to $100 thousand if the loan to value exceeds 80%).

Consumer Loans
We offer a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect mobile home loans as well as personal secured and unsecured loans. Consumer loans amounted to $127.2 million and $163.8 million at December 31, 2007 and 2006, respectively.

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

We also originate personal secured and unsecured fixed rate installment loans and variable rate lines of credit. Terms of these loans range from six months to five years and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts or certificates of deposit. We only approve unsecured loans for our more creditworthy customers.

Prior to October 1, 2007, we were an active originator of education loans. Substantially all of our loans originated under the auspices of the New York State Higher Education Services Corporation (“NYSHESC”) or the American Student Association (“ASA”). Under the terms of these loans, no repayment is due until the student graduates or leaves school, with 98% of the principal guaranteed by NYSHESC or ASA. Our general practice was to sell these education loans to Nelnet, a national provider of Education Financial Services, as the loans reached repayment status. Significant changes in the Federal Guaranteed Student Loan Program and related interest subsidies resulted in our reevaluating participation in those programs (NYSHESC and ASA). Effective October 1, 2007, we ceased being an active originator of loans under these programs, although we continue to provide our customers access to education loans through a marketing agreement with Nelnet.

Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles and mobile homes. In these cases, repossessed collateral for a defaulted consumer loan may not provide us an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant any further substantial collection efforts against the borrower. In addition, our consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.

Specialized Lending
Specialized lending loans amounted to $183.7 million and $155.0 million at December 31, 2007 and 2006, respectively. Our specialized lending portfolio consists of commercial leases and insurance premium financing. We offer installment direct financing “small ticket” equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months, generally guaranteed by the principals of the lessee, collateralized by the leased equipment and typically bear interest rates that are higher than traditional commercial lending. Given our strategy to shift our loan portfolio mix to higher yielding commercial type assets, this product line continues to be an area of focus for us.

Through one of our subsidiaries, we engage in the financing of insurance premiums throughout the U.S. with a concentration of business in the northeastern and southeastern U.S. The insurance policies that we finance are for various commercial lines of business and are secured against the unearned portion of the related insurance premium. The loans are generally for eight to ten months. The majority of our financed premium contracts are with highly reputable insurance agencies with interest rates based on the level of overall risk associated with the borrower.

Classification of Assets
We review loans on a regular basis and place them on nonaccrual status when, in our opinion, the collection of interest is doubtful or when payments are 90 days or more past due. At that time, we reverse interest accrued and unpaid from interest income.

Consistent with regulatory guidelines, we provide for the classification of adverse loans which are considered to be of lesser quality as “substandard,” “doubtful,” or “loss.” We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated “special mention.”

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

Allowance for Credit Losses
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

Our evaluation of our allowance for credit losses is based on a continuing review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We formally review all individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand on a periodic basis which varies based on the loan or concentration amount. We review non-accruing, impaired and delinquent commercial loans individually every month and we consider the value of any underlying collateral or future cash flows when determining estimates of losses on those loans and the need, if any, for a specific allowance. All loans over $300 thousand classified as “special mention” and all loans over $200 thousand classified as “substandard” or “doubtful” are reviewed quarterly in accordance with our Allowance for Loan and Lease Loss Policy. In addition, a substantial portion of our loan portfolio is reviewed and rated by an external service provider during the year. For all non-classified loans, we estimate losses and allocate allowance by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical loss experience, industry trends, trends in the local real estate market and the current business and economic environment in the our market areas.

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

We limit our investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, our policy permits investments in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”) issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (“GNMA”) or privately-issued and backed by “whole loans.” Also permitted are investments in asset-backed securities (“ABS”), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk position. To accomplish these objectives, we focus on investments in mortgage-related securities, including CMOs, while we utilize U.S. Government and Agency and other non-amortizing securities for call protection and liquidity purposes. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives in excess of five years. At December 31, 2007, our investment portfolio was comprised 100% of securities designated as available-for-sale, and included securities issued by FHLMC with a fair value of $485.1 million and FNMA with a fair value of $160.6 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.

SOURCES OF FUNDS

Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of funds we use in lending, investing and other general purposes. In addition, we receive repayments on and proceeds from our sales of loans and securities, and cash flows from our operations. We have available lines of credit with the FHLB-NY, Federal Reserve Bank (“FRB”) and a commercial bank, which can provide us liquidity if the above funding sources are not sufficient to meet our short-term liquidity needs.

Deposits
We offer a variety of deposit products with a range of interest rates and terms. Our consumer deposit accounts consist of savings, negotiable order of withdrawal (“NOW”), checking, money market, and certificate of deposit accounts. Our commercial account offerings include business savings and checking, money market, cash management accounts and a totally free checking product. We accept municipal deposits through our commercial bank; however we do not accept brokered deposits.

Borrowed Funds
We utilize borrowings to manage the overall maturity of our funding and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms and with our commercial customers.

FINANCIAL SERVICES

To complement our traditional core banking business, we offer a wide-range of insurance and investment products and services to help both our consumer and commercial customers achieve their financial goals. These products and services are delivered through our financial services business, which includes risk management (insurance), employee benefits administration and consulting, and wealth management services.

Risk Management
Through FNRM, we provide a wide range of commercial and personal insurance products and services including our claims investigation and adjusting services, third party administration of self insured workers compensation plans, alternative risk management services as well as self insurance consulting services. FNRM also provides industry specific insurance programs related to long-term care, moving and storage, ice rinks and municipalities.

The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees and contingent profit sharing paid by insurance carriers. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. We are currently servicing approximately $425 million in annual insurance premium volume.

Employee Benefits Administration
We offer full service employee benefits plan administration through FNRM. Our primary practice areas include defined contribution plan consulting and administration, defined benefit plan consulting and actuarial valuations, compensation consulting and salary administration, and worksite benefits enrollment and on-going administration. We are paid on a flat fee basis in accordance with service agreements with our clients. Our fees vary based on the number of participants in the plans, the amount of assets that we service and the amount of hours required to perform the services.

Wealth Management
Our wealth management business manages client funds utilizing various third party investment vehicles including stocks, bonds, mutual funds, annuities and other investment products, including individual retirement accounts, education savings plans and retirement plans for both our consumer and commercial clients. We offer mutual funds and annuities as well as other investment products through our branch network using financial consultants and appropriately licensed employees. Additionally, we offer investment advisory, trust, pension, and custody services.

Revenue from mutual funds and annuities consists primarily of commissions paid by our clients, investment managers and third-party product providers. Our investment management and advisory services are performed under contracts which provide fee income. Fees that we charge vary depending on the individual account and are usually based upon a sliding scale in relation to the level of assets that we manage. New business activity and the level of assets that we manage and the corresponding fees that we earn are particularly affected by fluctuations in stock and bond market prices, the composition of the assets that we manage and by the level of investments and withdrawals for our current and new clients. Other items affecting wealth management revenue include, but are not limited to, the development of new products, markets and services, new and lost business, the relative attractiveness of investment products offered under current market conditions, changes in the investment patterns of our clients, the flow of monies to and from accounts, the valuation of accounts, actual and relative investment performance, and services performed for our clients. We also provide personal trust, employee benefit trust, and custodial services to our clients in our market areas. Similar to investment management services, our trust revenue is derived primarily from asset management fees, which depend largely on the total value and composition of the assets that we manage. Our trust, investment management, and custody assets totaled approximately $332.4 million as of December 31, 2007.

SEGMENT INFORMATION

Information about our business segments is included in Note 19 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments, banking and financial services. Our financial services activities consist of insurance and wealth management operations, as well as benefits administration services. All of our other activities are considered banking.

SUPERVISION AND REGULATION

We are a savings and loan holding company examined and supervised by the OTS, while our Bank is examined and supervised by the OTS and, to a lesser extent, the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities that we may engage in and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, we are periodically examined to ensure that we satisfy applicable standards with respect to our capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of an examination, the federal agency critiques our operations and assigns our bank a rating (known as a CAMELS rating). Under federal law, we may not disclose our CAMELS rating to the public. Our Bank is also a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the FHLB System. Additionally, our bank is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves that we are required to maintain against deposits and other operational matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies that they may identify. Our relationship with our depositors and borrowers are also regulated to a great extent by both federal and state laws, especially in matters concerning privacy, the ownership of deposit accounts and the form and content of loan documents. Any change in these laws or regulations, whether by the OTS or Congress, could have a material adverse impact on us and our operations.

Federal Regulation of Our Savings Bank
Business Activities
Our lending and investment powers come from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, we may primarily invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. We also may establish subsidiaries that may engage in activities not otherwise permissible, including real estate investment and securities and insurance brokerage.

Capital Requirements
OTS regulations require us to meet three minimum capital standards: A 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. The OTS prompt corrective action rules discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital rules require us to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of our risk-weighted assets, all of our assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, which is assigned by OTS regulation based on the risks they believe are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of our bank’s total capital cannot exceed 100% of core capital.

At December 31, 2007, our savings bank exceeded all minimum regulatory capital requirements. The current requirements and our actual capital levels are detailed in Note 13 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single borrower in excess of 15% of our unimpaired capital and surplus on an unsecured basis. We may loan an additional amount equal to 10% of our unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, we were in compliance with loans-to-one borrower limitations (15% of unimpaired capital and unimpaired surplus) of $93.4 million based upon $622.9 million of unimpaired capital and unimpaired surplus. However, given our desire to diversify credit risk, we have established an internal loans-to-one-borrower limit of approximately $62.3 million (10% of unimpaired capital and surplus) as of December 31, 2007. Loan requests in excess of this threshold must be approved by the Risk Management Committee of the Board of Directors.

Qualified Thrift Lender Test
We are also subject to a qualified thrift lender (“QTL”) test. Under the QTL test, we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. As of December 31, 2007, we had 76% of our portfolio assets in qualified thrift investments. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of our business.

“Qualified thrift investments” include various types of loans that we make for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans that we make for personal, family, household and certain other purposes up to a limit of 20% of our portfolio assets. “Qualified thrift investments” can also include 100% of any of our credit card loans, education loans and small business loans. We also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined by the Internal Revenue Code of 1986, as amended.

Capital Distributions
OTS regulations govern capital distributions that our savings bank can make including cash dividends, stock purchases and other transactions that would be charged to our Bank’s capital account. We must file an application for approval of a capital distribution if the total capital distribution for the applicable calendar year exceeds the sum of current year to date net income plus retained net income for the preceding two years that is still available for distribution; we would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or we are not eligible for expedited treatment of our filings.

Even if an application is not otherwise required, we must file a notice with the OTS before a dividend or capital distribution is remitted to shareholders. The OTS may disapprove our notice or application within 30 days if: our Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. During 2007, our Bank paid $96.0 million in dividends to our holding company.

Community Reinvestment Act and Fair Lending Laws
We have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. In connection with its examination, the OTS assesses our record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating in our lending practices on the basis of characteristics specified in those statutes. Our failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. Our failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against us by the OTS, as well as other federal regulatory agencies and the Department of Justice. We received a “Satisfactory” CRA rating on our most recent federal examination.

Transactions with Our Holding Company
Our Bank’s authority to engage in transactions with our holding company and any non-bank subsidiary of our holding company is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and its implementing regulations. In general, transactions with our holding company must be on terms comparable to transactions with unrelated third-parties. In addition, certain types of transactions are restricted to an aggregate percentage of capital. Collateral in specified amounts must usually be provided by our holding company in order to receive loans.

Our authority to make loans to insiders (our directors, executive officers and 10% stockholders, as well as to company’s controlled by these people) is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and its implementing regulations. These provisions require that loans to our insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of the loan extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of our capital. In addition, loans in excess of certain limits must be approved by our Board of Directors. Total credit facilities extended to certain of our officers and directors and affiliates amounted to $3.2 million and $3.3 million at December 31, 2007 and 2006, respectively. The balances due from these insiders under these facilities amounted to $1.8 million and $2.0 million at December 31, 2007 and 2006, respectively.

Enforcement
The OTS has primary enforcement responsibility over us and has the authority to bring enforcement action against all of our “institution-affiliated parties,” including our stockholders, attorneys, appraisers, and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on us. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order for the removal of our officers and/or directors, receivership, conservatorship or the termination of our deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken against us. If action is not taken by the OTS Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness
Federal law requires each federal banking agency to prescribe certain standards for all insured banks. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted “Interagency Guidelines Prescribing Standards for Safety and Soundness” to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured banks before capital becomes impaired. If the appropriate federal banking agency determines that a bank fails to meet any standard prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard. If a bank fails to meet these standards, the appropriate federal banking agency may require the bank to submit a compliance plan.

Prompt Corrective Action Regulations
Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, we are placed in one of the following five categories based on our capital levels:

•	Well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);
•	Adequately capitalized (at least 3% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital)
•	Undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital);
•	Significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital);
•	Critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator if a bank is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A capital restoration plan must disclose, among other things, the steps that would be taken to become adequately capitalized without appreciably increasing the risk to which the bank is exposed. In addition, each company that controls the savings bank must guarantee that the savings bank will comply with the plan until the savings bank has been adequately capitalized on average during each of four consecutive calendar quarters. This guarantee could have a material adverse effect on our financial condition. In addition, numerous mandatory supervisory actions become immediately applicable, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, our savings bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our savings bank are detailed in Note 13 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Insurance of Deposit Accounts
Our deposit accounts are insured by the FDIC up to applicable legal limits.

In February 2006, federal legislation to reform federal deposit insurance was signed into law. This legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; increased the deposit insurance limit for certain retirement accounts to $250,000, and indexed that limit to inflation; established a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and granted the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. During 2007, our Bank used $2.0 million in credits to offset insurance premiums assessed by the FDIC. Our Bank currently has $3.7 million in credits available, 100% of which we are permitted to apply to offset 2008 premium assessments through June 30, 2008. After June 30, 2008, we are permitted to use our available credits to offset up to 90% of FDIC premiums through March 30, 2011.

In November 2006, the FDIC adopted final regulations establishing a risk-based assessment system that enables it to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under its former rules, the FDIC did not impose a deposit insurance assessment on financial institutions, such as our Bank, that are, among other criteria, well-capitalized. Under the new risk-based assessment system, which became effective at the beginning of 2007, the FDIC evaluates the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. During 2007, we were assessed premiums at a rate of five cents per $100 of domestic deposits.

Prohibitions Against Tying Arrangements
We are prohibited, subject to some exceptions, from making loans to or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a customer obtains some additional service from us or not obtain services from one of our competitors.

Federal Home Loan Bank System
We are a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential mortgage loans, commercial real estate loans, home equity loans, CMOs and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. At December 31, 2007, we were in compliance with this requirement.

Federal Reserve System
The Federal Reserve Board regulations require us to maintain non-interest-earning reserves against our transaction accounts, such as NOW and regular checking accounts. Our reserve balances amounted to $600 thousand at December 31, 2007 and 2006. We are in compliance with the reserve requirements. We may use balances maintained to meet the reserve requirements imposed by the Federal Reserve Board to satisfy our liquidity requirements imposed by the OTS.

Privacy Standards
Federal regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information,” to our customers at the time the customer establishes a relationship with us and annually thereafter. In addition, we are required to provide our customers with the ability to “opt-out” of having us share their non-public personal information with nonaffiliated third parties before we can disclose that information, subject to certain exceptions.

The federal banking agencies adopted guidelines establishing standards for safeguarding our customer information. The guidelines describe the agencies’ expectation that we create, implement and maintain an information security program, which would include administrative, technical and physical safeguards appropriate to our size and complexity and the nature and scope of our activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of our customer records and information, protect against any anticipated threats or hazards to the security or integrity of our customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to our customers. Additionally, the guidance states that banks, such as our Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. We have developed such a program.

Holding Company Regulation
As a savings and loan holding company, we are subject to regulation and supervision by the OTS, which has enforcement authority over us. Among other responsibilities, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to our Bank.

The Gramm-Leach-Bliley Act of 1999 restricts us to those activities permissible for financial holding companies. As such, we may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. Federal law prohibits us, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings bank or holding company without prior written approval of the OTS. It also prohibits us from acquiring or retaining, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of a bank that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the OTS considers the financial and managerial resources, future prospects of the savings bank involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

Commercial Bank Regulation
Our commercial bank is subject to extensive regulation by the New York State Banking Department (“NYSBD”) as its chartering agency and by the FDIC as its deposit insurer. Our commercial bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other banks and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. These enforcement actions may be initiated in response to violations of laws, regulations or unsafe or unsound practices.

Our commercial bank derives its authority primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. We are limited in our investments and the activities that we may engage in to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund. We limit our commercial bank activities to accepting municipal deposits and acquiring municipal and other securities.

Under New York Banking Law, our commercial bank is not permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that our commercial bank cannot declare nor pay dividends in any calendar year in excess of “net profits” for such year combined with “retained net profits” of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

Our commercial bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on our savings bank. The FDIC regulations require that each bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our commercial bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on our Bank’s CAMELS composite examination rating. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank’s capital is, or may become, inadequate in view of the bank’s particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC’s prompt corrective action regulations.

At December 31, 2007, our commercial bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our commercial bank are detailed in Note 13 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Other Legislation
USA PATRIOT Act of 2001
The USA PATRIOT Act of 2001 (the “PATRIOT Act”) was enacted to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat money laundering and terrorist financing, and requires financial institutions to assist in the prevention, detection, and prosecution of such activities. The PATRIOT Act established anti-money laundering and financial transparency laws and requires cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act
The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

The Fair and Accurate Credit Transactions (“FACT”) Act of 2003
The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires us to notify our customers if we report negative information about them to credit bureaus or if the credit that we grant to them is on less favorable terms than are generally available. We also must comply with guidelines established by our federal banking regulators to help detect identity theft.

TAXATION

We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal and state income tax matters and is not a comprehensive description of the tax rules applicable to us.

Method of Accounting
For federal income tax purposes, we report our income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing our consolidated federal income tax returns.

Corporate Dividends
We may exclude from income 100% of dividends received from our Bank as a member of the same affiliated group of corporations.

Taxable Distributions and Recapture
Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make nondividend distributions or cease to maintain a bank charter. At December 31, 2007, our Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $42.0 million.

State of New York
We report income on a calendar year combined basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

During 2007, New York State enacted legislation that phases out the exclusion of dividends paid by a REIT to a bank when the taxable assets of the bank’s combined reporting group exceed $8 billion. Due to the acquisition of Great Lakes Bancorp, Inc., we anticipate that we will exceed this $8 billion threshold and will be allowed to only deduct 50% of the exclusion in 2008. Without the REIT dividend exclusion, our 2007 effective tax rate would have been approximately 35.6%, compared to our actual rate of 32.7%

In its current form, we do not expect to be materially impacted by any provisions of the proposed 2008 New York State budget bill.

Status of Audits by Taxing Authorities
We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. As described in Note 15 to the Consolidated Financial Statements, there are no indications of any material adjustments relating to any examination currently being conducted by these taxing authorities.

ITEM 1A.	RISK FACTORS

Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2007, our portfolio of commercial real estate and business loans totaled $2.9 billion, or 51% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of non-payment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease
Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

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

Concentration of Loans in Our Primary Market Area May Increase Risk
Our success depends primarily on the general economic conditions in Upstate New York, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in Upstate New York have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income. We have taken steps to mitigate this risk such as holding fewer longer-term residential mortgages as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2007, our investment securities available for sale totaled $1.2 billion. Unrealized losses on our securities available for sale, net of tax, amounted to $24 thousand and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity.

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

Conditions in Insurance Markets Could Adversely Affect Our Earnings
As we have become increasingly reliant on noninterest income, particularly insurance fees and commissions, these revenue levels could be negatively impacted by the fluctuating premiums in the insurance market caused by capacity constraints and losses due to natural disasters. Other factors that affect our insurance revenue are profitability and growth of our clients, continued development of new products and services, as well as our access to markets.

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy our capital and to increase our loans and deposits, we intend to continue to acquire other financial institutions, financial services companies or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. In addition, we incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.

Our Expanding Branch Network May Affect Our Financial Performance
Since 1998, we have expanded our branch network by both acquiring financial institutions and establishing de novo branches. At December 31, 2007, we operated 110 branches, including five new locations that were opened in 2007 as part of our de novo expansion. Our acquisition of Great Lakes Bancorp, Inc. in February 2008 resulted in an incremental increase of seven branches being added to our network. We cannot assure that our ongoing branch expansion strategy will be accretive to our earnings, or that it will be accretive to our earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Strong Competition May Limit Our Growth and Profitability
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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations
We are subject to extensive regulation, supervision and examination by the OTS, FDIC, and the NYSBD. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our executive offices at 6950 South Transit Road, Lockport, New York. This administrative center has 76,000 square feet of space and is owned by our Bank. At December 31, 2007, we conducted our business through 110 full-service branches located across Upstate New York as well as several financial services subsidiaries. Fifty of our branches are owned and 60 are leased.

In addition to our branch network, we occupy office space in our four regional market centers located in Buffalo, Rochester, Albany, and Syracuse, where we conduct financial services and certain back office operations. We also lease or own other facilities which are used for training centers, tenant rental, and storage. These properties include 10 leased offices and seven buildings which we own, with a total occupancy of approximately 356,000 square feet. At December 31, 2007, our premises and equipment had a net book value of $88.7 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:

First Niagara Insurance Brokers, Inc. v. First Niagara Financial Group, Inc., U.S.D.C., S.D.N.Y., Civil No. 1:07-cv33 JTC. On October 10, 2007, First Niagara Insurance Brokers, Inc. (“FN-Canada”), an unrelated insurance broker licensed in Canada but not in the United States, filed an action in the federal court for the Southern District of New York alleging service mark infringement and several related New York State causes of action. FN-Canada claims that it owns a United States common law service mark in the term FIRST NIAGARA and that the Company is infringing this mark. FN-Canada seeks an injunction and damages of $532 million. We believe that the claim for damages is without merit. On December 18, 2007, at the Company’s request, the lawsuit was transferred from the Southern District of New York to the Western District of New York.

This lawsuit continues a dispute that has been ongoing since 2002. In 2002, FN-Canada commenced an Opposition proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (“TTAB”), seeking to oppose the Company’s application to register service marks incorporating the FIRST NIAGARA mark. In its most recent decision, the TTAB held that there was no likelihood of confusion between FN-Canada’s Canadian insurance services and the Company’s United States banking services, and dismissed FN-Canada’s Opposition claim in twelve of fifteen service mark classifications. The TTAB did hold that there was a likelihood of confusion between FN-Canada’s insurance services and the Company’s insurance services. FN-Canada has appealed that decision to the U.S. Court of Appeals for the Federal Circuit but, in light of its new District Court lawsuit, moved to stay that appeal pending determination of the new lawsuit. The Company opposed the motion to stay the appeal and the Federal Circuit denied FN-Canada’s motion.

FN-Canada’s claimed damages of $532 million represent what it claims are the Company’s “net revenues” from services provided under the FIRST NIAGARA marks. Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed –which we believe is unlikely– an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception. The TTAB has held twice that the Company did not adopt its name in bad faith.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2007, we had 16,488 stockholders of record. During 2007, the high sales price of our common stock was $15.13 and the low sales price of our common stock was $11.15. We paid dividends of $0.54 per common share during the year ended December 31, 2007. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, “Selected Financial Data.”

All of our equity compensation plans were approved by stockholders, except for our employee stock ownership plan. Shown below is certain information as of December 31, 2007 regarding equity compensation to our directors and employees that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan

First Niagara Financial Group, Inc. 1999 Stock Option Plan	546,901		$6.05	12,118

First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan	149,679	(1)	Not Applicable	5,021

First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	2,722,477		$13.46	4,778,598

Total	3,419,057			4,795,737

(1)	Represents shares that have been granted but have not yet vested.

Our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara Bank to pay dividends to the holding company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well capitalized position.

The following table discloses information regarding the purchases of our common stock made during the fourth quarter of 2007:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans
October	75,000	$13.20	75,000	4,868,096
November	365,000	12.56	365,000	4,503,096
December	375,000	11.78	375,000	4,128,096
Total	815,000	12.26	815,000

Stock Performance Graph
Below is a stock performance graph comparing (a) the cumulative total return on our common stock for the period beginning December 31, 2002 as reported by the NASDAQ Global Market, through December 31, 2007, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of publicly traded midcap banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Niagara Financial Group, Inc.	100.00	150.75	143.69	153.20	162.50	137.00
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Midcap Bank and Thrift Index	100.00	135.88	165.66	157.94	171.30	135.83

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollar and share amounts in thousands, except per share amounts)
Selected financial condition data:
Total assets	$8,096,228	$7,945,526	$8,064,832	$5,078,374	$3,589,507
Loans and leases, net	5,654,705	5,593,512	5,216,299	3,215,255	2,269,203
Securities available for sale:
Mortgage-backed	817,614	717,601	867,037	618,156	499,611
Other	399,550	342,821	737,851	551,973	346,272
Deposits	5,548,984	5,709,736	5,479,412	3,337,682	2,355,216
Borrowings	1,094,981	747,554	1,096,427	750,686	457,966
Stockholders’ equity	$1,353,179	$1,387,197	$1,374,423	$928,162	$728,174
Common shares outstanding	104,770	110,719	112,808	82,318	70,668

Selected operations data:
Interest income	$422,772	$415,830	$375,217	$224,578	$169,959
Interest expense	198,594	169,349	125,067	68,476	62,544
Net interest income	224,178	246,481	250,150	156,102	107,415
Provision for credit losses	8,500	6,456	7,348	8,442	7,929
Net interest income after provision for credit losses	215,678	240,025	242,802	147,660	99,486
Noninterest income	131,811	111,218	90,663	51,866	43,379
Noninterest expense	222,466	211,851	188,206	120,850	88,277
Income from continuing operations before income taxes	125,023	139,392	145,259	78,676	54,588
Income taxes from continuing operations	40,938	47,533	52,400	26,859	18,646
Income from continuing operations	84,085	91,859	92,859	51,817	35,942
Income from discontinued operations, net of tax(1)	—	—	—	—	164
Net income	$84,085	$91,859	$92,859	$51,817	$36,106

Stock and related per share data:
Earnings per common share:
Basic	$0.82	$0.86	$0.85	$0.66	$0.55
Diluted	0.81	0.85	0.84	0.65	0.53
Cash dividends	0.54	0.46	0.38	0.30	0.22
Book value	13.41	12.99	12.65	11.86	10.98
Market Price (NASDAQ: FNFG):
High	15.13	15.43	15.16	15.78	16.55
Low	11.15	13.38	12.05	11.49	10.11
Close	$12.04	$14.86	$14.47	$13.95	$14.97

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands)
Selected financial ratios and other data:
Performance ratios(2):
Return on average assets	1.05%	1.14%	1.18%	1.05%	1.02%
Return on average equity	6.24	6.67	6.76	5.59	5.19
Return on average tangible equity(3)	14.12	14.75	14.41	8.75	6.15
Net interest rate spread	2.84	3.20	3.46	3.38	2.90
Net interest rate margin	3.33	3.61	3.75	3.66	3.36
Efficiency ratio	62.49	59.23	55.22	58.11	58.54
Dividend payout ratio	65.85%	53.49%	44.71%	45.45%	40.00%

Capital ratios(4):
Total risk-based capital	11.35%	12.16%	12.26%	17.65%	19.04%
Tier 1 risk-based capital	10.10	10.91	11.01	16.40	17.94
Tier 1 (core) capital	7.54	7.73	7.56	11.40	11.92
Tangible capital	7.54	7.73	7.56	11.40	11.87
Ratio of stockholders’ equity to total assets	16.71%	17.46%	17.04%	18.28%	20.29%

Asset quality:
Total non-accruing loans	$28,054	$15,528	$21,930	$12,028	$12,305
Other non-performing assets	237	632	843	740	543
Allowance for credit losses	70,247	71,913	72,340	41,422	25,420
Net loan charge-offs	$10,084	$6,883	$7,114	$7,090	$5,383
Total non-accruing loans to total loans	0.49%	0.27%	0.41%	0.37%	0.54%
Total non-performing assets to total assets	0.35	0.20	0.28	0.25	0.36
Allowance for credit losses to non-accruing loans	250.40	463.12	329.87	344.38	206.58
Allowance for credit losses to total loans	1.23	1.27	1.37	1.27	1.11
Net charge-offs to average loans	0.18%	0.12%	0.14%	0.23%	0.24%

Other data:
Number of branches	110	119	118	71	47
Full time equivalent employees	1,824	1,922	1,984	1,200	944

(1)
Effective February 18, 2003, we sold NOVA Healthcare Administrators, Inc., our wholly- owned third-party benefit plan administrator subsidiary. We have reported the results of operations from NOVA as “Discontinued Operations” in 2003, including the net gain realized on the sale of $208 thousand.

(2)	Computed using daily averages.
(3)	Excludes average goodwill and other intangibles of $752.5 million, $754.9 million, $729.8 million, $335.8 million, and $109.2 million for 2007, 2006, 2005, 2004, and 2003, respectively.
(4)	Ratios presented for First Niagara Bank.

	2007							2006
	Fourth		Third	Second		First		Fourth		Third		Second		First
Selected Quarterly Data:	quarter		quarter	quarter		quarter		quarter		quarter		quarter		quarter
	(In thousands, except per share amounts)

Interest income	$107,120		$106,911	$105,543		$103,198		$106,163		$105,026		$104,011		$100,630
Interest expense	51,913		51,206	48,477		46,998		46,697		44,400		40,175		38,077
Net interest income	55,207		55,705	57,066		56,200		59,466		60,626		63,836		62,553
Provision for credit losses	2,500		2,100	2,300		1,600		1,300		1,300		1,556		2,300
Net interest income after provision for credit losses	52,707		53,605	54,766		54,600		58,166		59,326		62,280		60,253
Noninterest income	43,825	(1)	29,730	30,344		27,912		27,903		29,602	(6)	27,802	(8)	25,911
Noninterest expense	55,587	(2)	51,948	60,290	(3)	54,641	(4)	54,775	(5)5)	53,095	(7)	52,072	(9)	51,909
Income before income taxes	40,945		31,387	24,820		27,871		31,294		35,833		38,010		34,255
Income taxes	13,108		10,284	8,209		9,337		10,398		12,275		13,212		11,647
Net Income	$27,837		$21,103	$16,611		$18,534		$20,896		$23,558		$24,798		$22,608

Earnings per share:
Basic	$0.27		$0.21	$0.16		$0.18		$0.20		$0.22		$0.23		$0.21
Diluted	0.27		0.21	0.16		0.17		0.19		0.22		0.23		0.21

Market price (NASDAQ:FNFG):
High	15.13		14.60	14.28		15.07		15.43		15.20		14.74		15.16
Low	11.15		11.49	12.88		13.53		13.89		13.54		13.44		13.38
Close	12.04		14.15	13.10		13.91		14.86		14.62		14.02		14.66

Cash Dividends	$0.14		$0.14	$0.13		$0.13		$0.12		$0.12		$0.11		$0.11

(1)	Includes a gain on branch sales of $21.6 million and an investment portfolio restructuring loss of $5.6 million.
(2)	Includes a branch deposit loss of $2.3 million.
(3)	Includes real estate property writedowns of $4.8 million and severance and related costs of $2.7 million.
(4)	Includes severance and related costs of $2.4 million.
(5)	Includes severance and related costs of $3.3 million.
(6)	Includes a gain on sale of manufactured housing loans of $3.0 million.
(7)	Includes severance and related costs of $1.9 million.
(8)	Includes a gain resulting from the early calls of FHLB advances of $2.2 million.
(9)	Includes severance and related costs of $1.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”

OVERVIEW

First Niagara Financial Group, Inc. holds all of the capital stock of First Niagara Bank, a federally chartered savings bank subject to Office of Thrift Supervision (“OTS”) regulation. We are positioned as a multi-faceted commercial bank in Upstate New York with $8.1 billion of assets, $5.5 billion of deposits, and 110 branch locations as of December 31, 2007.

We were organized in April 1998 in connection with the conversion of First Niagara Bank from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout Upstate New York. As a result, we operate as a commercial bank that provides customers with a full range of products and services delivered through our customer focused business units, which include consumer and commercial banking; financial services and risk management (insurance); and commercial business services. These include residential and commercial real estate loans, commercial business loans and leases, home equity and other consumer loans, as well as consumer and commercial deposit products and insurance services. We also provide wealth management products and services though our consumer banking unit.

In addition to acquiring banking and financial services organizations, our strategy includes steady organic growth, as we have continued to open de novo branch locations, especially in areas where acquisition opportunities have been more limited. We committed to a de novo branch expansion strategy in order to expand our service area in that region and fill coverage gaps within our footprint. We have also significantly expanded our commercial lending and business services, to include a full product suite of cash management and merchant banking services. We have redirected our lending focus such that our loan portfolio has become more like a commercial bank as opposed to a traditional thrift. This strategy has also been effective in reducing interest rate risk sensitivity and is a good source of non-interest bearing deposits.

During 2007, we advanced our strategic initiative to improve overall performance, better leverage our infrastructure, and position us for future growth. We continued our focus on deepening relationships with both commercial and retail customers and providing superior customer service that will lead to improved performance and profitability. During the year, we sold nine of our branches in order to increase our focus on our more profitable locations within our core footprint in Upstate New York.

On February 15, 2008, we completed the acquisition of Great Lakes Bancorp, Inc., the parent company of Greater Buffalo Savings Bank, which included assets of $799.6 million and deposits of $610.4 million in 16 branch locations in Western New York. As a result of this acquisition, we have significantly increased our presence in Buffalo and Erie County, which holds the largest concentration of retail deposits in Upstate New York.

FINANCIAL OVERVIEW

Our total assets were $8.1 billion at December 31, 2007, compared to $7.9 billion at December 31, 2006, reflecting a $150.7 million increase. Total loans increased $59.5 million, including a 13% increase in commercial loans as well as a 7% increase in home equity loans. Funding came primarily from an increase in our wholesale borrowings, which were up 46%, or $347.4 million from the prior year. Wholesale borrowings also provided funding for our stock buyback program as well as funding needed in connection with the branch sale transactions which closed in the fourth quarter of 2007. Our securities portfolio increased 15% over the prior year, largely resulting from the re-characterization of $164.3 million of residential mortgage loans, which were securitized into our investment portfolio. Core deposit growth continued to be a challenge in 2007 given the interest rate environment and competitive market conditions. This combination of factors resulted in our year-end deposit mix reflecting consumer preferences for higher rate money market and certificate accounts.

Our net income for the year ended December 31, 2007 was $84.1 million, or $0.81 per diluted share, as compared to $91.9 million, or $0.85 per diluted share for 2006. The combination of the continued flat yield curve, as well as a highly competitive deposit market and resultant market interest rates, negatively impacted our net interest rate margin, which declined from 3.61% in 2006 to 3.33% in 2007. Noninterest income increased $20.6 million from the prior year, reflecting the impact of gains from the sale of nine branch locations, strong results from our growing financial services business, and increased revenues from our wealth management services during 2007. Non-interest expense increased $10.6 million, due primarily to non-routine losses which included the writedown of properties held for sale and severance costs incurred in connection with our performance improvement initiatives.

Despite a less favorable credit environment in 2007 than we experienced in 2006, we have not been directly impacted by any sub-prime credit exposure, as we do not extend credit of this type to our borrowers, nor do we invest in securities which contain these products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation of our investment securities, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.

A detailed description of our methodology for calculating our allowance for credit losses and assumptions made is included within the “Lending Activities” section filed herewith in Part I, Item 1, “Business.”

Investment Securities

All of our investment securities are classified as available for sale and recorded at current market value on our statement of condition. Unrealized gains or losses, net of the deferred tax effect, are reported in other comprehensive income as a separate component of stockholders’ equity. Recorded values are based on prices obtained from nationally recognized sources or securities dealers’ valuations. We conduct a quarterly review and evaluation of the securities portfolio to determine if any declines in fair value are other than temporary. Any valuation decline that is determined to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

Goodwill

Although goodwill is not subject to amortization, we must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. We allocated goodwill to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment. We utilize discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates, and terminal values. Based upon an evaluation of key data and market factors, we select the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified. During 2007, we did not identify any individual reporting unit where fair value was less than our carrying value, including goodwill.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition
The table below is selected information concerning the composition of our loan and lease portfolios, including loans held for sale, in dollar amounts and in percentages as of the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
Commercial:
Real estate	$1,902,334	33.5%	$1,786,384	31.7%	$1,647,576	31.3%	$1,081,709	33.3%	$653,976	28.6%
Construction	292,675	5.1	248,325	4.4	222,907	4.2	187,149	5.8	86,154	3.8
Business	730,029	12.8	561,323	10.0	473,571	9.0	345,520	10.6	136,869	6.0

Total commercial	2,925,038	51.4	2,596,032	46.1	2,344,054	44.5	1,614,378	49.7	876,999	38.4

Residential real estate	1,955,690	34.3	2,252,473	40.0	2,182,907	41.4	1,132,471	34.9	948,877	41.5

Home equity	503,779	8.9	470,714	8.3	403,340	7.7	247,190	7.6	179,282	7.8
Other consumer	127,169	2.2	163,824	2.9	178,732	3.4	174,309	5.4	202,630	8.9
Specialized lending	183,747	3.2	155,032	2.7	159,759	3.0	79,358	2.4	78,131	3.4

Total loans and leases	5,695,423	100.0%	5,638,075	100.0%	5,268,792	100.0%	3,247,706	100.0%	2,285,919	100.0%
Net deferred costs and unearned discounts	29,529		27,350		19,847		8,971		8,704
Allowance for credit losses	(70,247)		(71,913)		(72,340)		(41,422)		(25,420)

Total loans and leases, net	$5,654,705		$5,593,512		$5,216,299		$3,215,255		$2,269,203

Our total loans and leases outstanding increased $57.3 million from December 31, 2006 to December 31, 2007. Our commercial loans increased $329.0 million, or 13%, meeting our aggressive growth target for the year despite operating in a highly competitive market. Commercial loans, including specialized lending balances, comprised 55% of our total loan portfolio at December 31, 2007.

Another highlight for 2007 was the 19% increase in our specialized lending balances, and a 7% increase in home equity loans, which was a direct result of our active marketing of this relationship building product which has a lower credit risk compared to other consumer lending products. The decline in our residential real estate portfolio during the year was due primarily to a strategic balance sheet management decision to securitize $164.3 million in residential mortgage loans into available-for-sale securities, as well as an increase in secondary market sales driven by the lower overall interest rate environment. The securitization allowed us to increase the availability of collateral needed for our municipal banking operations.

Allowance for Credit Losses

The following table details our allocation of our allowance for credit losses by loan category as of the dates indicated:

	At December 31,
	2007		2006		2005
	Amount of	Percent	Amount of	Percent	Amount of	Percent
	allowance	of loans	allowance	of loans	allowance	of loans
	for credit	to total	for credit	to total	for credit	to total
	losses	loans	losses	loans	losses	loans
	(Amounts in thousands)
Commercial:
Real estate and construction	$24,886	38.6%	$25,434	36.1%	$26,751	35.5%
Business	19,107	12.8	18,209	10.0	15,644	9.0
Total commercial	43,993	51.4	43,643	46.1	42,395	44.5

Residential real estate	3,384	34.3	3,898	40.0	4,036	41.4
Home equity	1,344	8.9	1,278	8.3	1,667	7.7
Other consumer	2,974	2.2	4,250	2.9	5,299	3.4
Specialized lending	8,705	3.2	7,443	2.7	7,892	3.0
Unallocated	9,847	—	11,401	—	11,051	—
Total	$70,247	100.0%	$71,913	100.0%	$72,340	100.0%

	At December 31,
	2004		2003
	Amount of	Percent	Amount of	Percent
	allowance	of loans	allowance	of loans
	for credit	to total	for credit	to total
	losses	loans	losses	loans
	(Amounts in thousands)

Commercial:
Real estate and construction	$12,117	39.1%	$7,137	32.4%
Business	10,010	10.6	5,168	6.0
Total commercial	22,127	49.7	12,305	38.4

Residential real estate	2,196	34.9	1,763	41.5
Home equity	703	7.6	509	7.8
Other consumer	3,254	5.4	3,781	8.9
Specialized lending	2,609	2.4	2,497	3.4
Unallocated	10,533	—	4,565	—
Total	$41,422	100.0%	$25,420	100.0%

Our allowance for credit losses decreased to $70.2 million, or 1.23% our total loans at December 31, 2007, from $71.9 million, or 1.27% our total loans at December 31, 2006 following higher charge-off activity during 2007. Our annualized net loan charge-offs totaled 0.18% of our average loans in 2007 increasing from 0.12% in 2006 and 0.14% in 2005. Our non-performing assets increased to 0.35% of our total assets at December 31, 2007 from December 31, 2006 of 0.20%.

While we use currently available information to recognize losses on loans, future credit loss provisions will be necessary based on numerous factors, including changes in economic conditions. To the best of our knowledge, our allowance for credit losses includes all losses at each reporting date that are both probable and reasonable to estimate. However, we can provide no assurance that our allowance for credit losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher level of provision for credit losses will not be required.

Nonaccruing Loans and Nonperforming Assets
The following table sets forth information regarding our non-accruing loans and other non-performing assets as of the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Non-accruing loans (1):
Commercial:
Real estate	$16,229	$4,513	$6,755	$3,416	$3,878
Business	3,430	2,599	3,171	1,564	1,964
Total commercial	19,659	7,112	9,926	4,980	5,842

Residential real estate	3,741	4,490	5,911	4,276	3,905
Home equity	849	819	567	519	401
Other consumer	885	1,356	953	801	538
Specialized lending	2,920	1,751	4,573	1,452	1,619
Total non-accruing loans	28,054	15,528	21,930	12,028	12,305
Real estate owned	237	632	843	740	543

Total non-performing assets (2)	$28,291	$16,160	$22,773	$12,768	$12,848

Total non-performing assets as a percentage of total assets	0.35%	0.20%	0.28%	0.25%	0.36%

Total non-accruing loans as a percentage of total loans	0.49%	0.27%	0.41%	0.37%	0.54%

(1)	We place loans on nonaccrual status when they become 90 days past due or if we have uncertainty about collecting all interest or principal.
(2)
Non-performing assets do not include $6.1 million, $4.1 million, $3.1 million, $2.7 million and $259 thousand of performing renegotiated loans that are accruing interest at December 31, 2007, 2006, 2005, 2004 and 2003 respectively.

Investing Activities

Securities Portfolio
Our investment securities available for sale increased $156.7 million or 15% since the end of 2006. The increase over the prior year was due primarily from the securitization of $164.3 million of residential mortgage loans which resulted in a shift in their classification on the balance sheet from loans to securities.

In December 2007, we decided to sell approximately $198.6 million in mortgage-backed securities with a weighted average yield of 3.76% and reinvested the proceeds into new securities yielding 5.18%, equating to a positive increase in yield of 142 basis points. We recorded a loss of $5.6 million on this transaction in 2007; however, the transaction helps to mitigate the reinvestment risk during a time of declining rates by extending the duration of the portfolio. We anticipate the additional yield on the new securities will enable us to recapture the loss recognized on the sale over a period of approximately two years. The restructuring transaction does not impact our historical or current intent or ability to hold underwater securities until they recover.

Our investment portfolio remains well positioned to provide a stable source of cash flow with limited earnings volatility. The weighted average life of our securities available for sale at December 31, 2007 was 4.0 years, compared to 2.5 years at December 31, 2006. The increase in the weighted average life from 2006 resulted from the portfolio restructuring and securitization which occurred during 2007.

At December 31, 2007, all of our investment securities were classified as available for sale. The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Investment securities:	cost	value	cost	value	cost	value
	(Amounts in thousands)
Debt securities:
States and political subdivisions	$359,153	$361,360	$205,298	$204,373	$392,298	$390,890
U.S. Government Agencies	28,817	28,839	128,723	127,530	258,206	254,274
Corporate	3,788	3,783	3,830	3,765	39,051	39,483

Total debt securities	391,758	393,982	337,851	335,668	689,555	684,647

Other	5,307	5,209	6,307	6,380	6,307	6,377

Total debt and other securities	$397,065	$399,191	$344,158	$342,048	$695,862	$691,024

Average remaining life of debt securities(1)	1.5 years		1.1 years		1.2 years

Mortgage-backed securities:
FNMA	$106,297	$106,163	$184,704	$178,750	$229,534	$222,560
FHLMC	230,427	230,452	100,999	98,319	125,831	121,668
GNMA	3,408	3,491	4,393	4,419	5,812	5,890
CMOs	479,647	477,508	448,934	436,113	530,891	516,919

Total mortgage-backed securities	$819,779	$817,614	$739,030	$717,601	$892,068	$867,037

Average remaining life of mortgage-backed securities(1)	5.2 years		3.1 years		3.1 years

Asset-backed securities(2)	$360	$359	$779	$773	$47,048	$46,827

Average remaining life of asset-backed securities(1)	4.2 years		0.5 years		2.1 years

Total securities available for sale	$1,217,204	$1,217,164	$1,083,967	$1,060,422	$1,634,978	$1,604,888

Average remaining life of investment securities available for sale(1)	4.0 years		2.5 years		2.2 years

(1)	Average remaining life does not include other investment securities and is computed utilizing estimated maturities and prepayment assumptions.
(2)	Asset-backed securities are backed by fixed-rate home equity loans.

Funding Activities

Deposits
Our total deposits decreased $160.8 million or 3% from December 31, 2006 to December 31, 2007. The decrease was primarily attributable to the sale of nine branches in the fourth quarter which included $154.5 million in deposits. During 2007, we continued to experience deposit growth for our remaining branches which was primarily driven by an increase in relationship money market accounts as our customer preferences continued to shift towards these higher rate products. For the year, money market deposit accounts grew $312.3 million or 24%, partially offset by declines in savings and checking account balances. During 2007, we continued to expand our municipal banking business, as municipal deposits increased $89.2 million, providing us with a favorable interest rate spread over alternative wholesale borrowings.

The table below contains selected information on the composition of our deposits:

	At December 31,
	2007			2006			2005
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(Amounts in thousands)
Core deposits:
Savings	$786,759	14.18%	0.35%	$962,482	16.86%	0.64%	$1,162,243	21.21%	0.63%
Interest-bearing checking	468,165	8.44	0.37	521,751	9.14	0.55	523,201	9.55	0.44
Money market deposit	1,607,137	28.96	3.69	1,294,834	22.68	3.46	1,116,738	20.38	2.57
Noninterest-bearing	631,801	11.39	—	647,108	11.33	—	592,076	10.81	—

Total core deposits	3,493,862	62.97	1.83	3,426,175	60.01	1.57	3,394,258	61.95	1.14
Certificates	2,055,122	37.03	4.34	2,283,561	39.99	4.42	2,085,154	38.05	3.38
Total deposits	$5,548,984	100.00%	2.76%	$5,709,736	100.00%	2.71%	$5,479,412	100.00%	1.99%

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater at December 31, 2007:

Less than three months	$208,250
Over three months to six months	173,861
Over six months to 12 months	141,985
Over 12 months	24,723
Total	$548,819

Borrowings
The following table shows certain information on our borrowings for the years indicated:

	At or for the year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Period-end balance:
FHLB advances	$715,808	$340,355	$520,760
Repurchase agreements	379,173	407,199	575,667
Other borrowings	—	—	—
Total borrowings	$1,094,981	$747,554	$1,096,427

Maximum balance at any month end:
FHLB advances	$716,243	$606,253	$704,995
Repurchase agreements	406,098	561,291	627,271
Other borrowings	20,000	—	22,907

Average balance:
FHLB advances	$479,299	$480,637	$576,099
Repurchase agreements	367,549	499,792	588,918
Other borrowings	6,448	—	11,693

Period-end weighted average interest rate:
FHLB advances	4.57%	4.65%	5.00%
Repurchase agreements	4.42	4.36	3.80

Wholesale borrowings outstanding increased $347.4 million, or 46% since December 31, 2006 due to additional funding required to support loan growth, and provide funding for our stock buyback program as well as the completion of our branch sale transactions. Rates on wholesale borrowings, particularly FHLB advances, became more favorable in the second half of 2007 and we increased our use of this funding source. Additionally, at December 31, 2007, our repurchase agreements include $80.3 million that have call provisions that could accelerate their maturity during 2008 if rates were to rise significantly from current levels.

Capital Resources
For the year ended December 31, 2007, we declared common stock dividends totaling $0.54 per share, or $55.9 million. This represents a dividend payout ratio of 66% and a 17% increase over the prior year on a per share basis.

During 2007, our stockholders equity decreased by $34.0 million as a result of $95.7 million of share repurchases, partially offset by unrealized gains during the year and earnings net of dividends paid to common stockholders.

We repurchased 7.0 million shares of our common stock during 2007 at an average cost of $13.74 per share. As of December 31, 2007, we are authorized to repurchase an additional 4.1 million shares. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase our shares in the future will depend on a number of factors including market trends and prices and alternative uses for our capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Net Interest Income
Our efforts to increase our higher yielding assets, such as commercial loans, somewhat mitigated the impact of the flat to inverted yield curve as well as the shift in customer preferences to higher cost certificate and money market deposit accounts which we experienced during 2007. The resulting higher cost of deposits continued to exert pressure on our net interest rate margin, which declined 28 basis points to 3.33% as compared to 3.61% during 2006. The Federal Reserve benchmark overnight federal funds rate cuts which occurred in the second half of 2007 did not result in an immediate benefit to our interest costs, as liquidity needs during a period of uncertainty in credit markets caused banks to maintain higher deposit rates in an attempt to retain customer deposits as a source of funding. Subsequent to December 31, 2007, the federal funds target rate was reduced two more times for a combined 125 basis points. As a result, the Treasury yield curve widened, with the spread between the 10-year and 3-month points increasing from 77 basis points on December 31, 2007 to 158 basis points by January 31, 2008.

During 2007, our yield on interest earning assets was 6.20%, a 16 basis point improvement over 2006. The yield that we earned on our commercial loans declined slightly to 6.99% for 2007 as compared to 7.06% during 2006; however, home equity yields increased seven basis points to 6.95% compared to December 31, 2006. Customer migration toward higher rate money market deposit accounts was reflected in a $212.3 million increase in our average money market account balances during the year. This was coupled with strong competition for deposits in our markets, with average rates paid on these balances increasing from 3.08% in 2006 to 3.70% in 2007.

Despite the drop in short term rates after December 31, 2008, our cost of funds is not expected to move in proportion to the decline in rates due to continued competitive market pressures. The combination of a muted decline in cost of funds combined with lower yields on our prime based assets is expected to keep our net interest margin under pressure in 2008.

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

	For the year ended December 31,
	2007			2006			2005
	Average outstanding balance	Interest earned/ paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate
	(Amounts in thousands)
Interest-earning assets:
Loans(1)	$5,725,938	$374,330	6.53%	$5,524,111	$361,098	6.53%	$5,013,689	$314,599	6.27%
Mortgage-backed securities(2)	760,626	32,822	4.32	813,530	33,424	4.11	948,750	38,131	4.02
Other investment securities(2)	374,595	18,137	4.84	563,661	23,054	4.09	739,500	23,743	3.21
Money market and other investments	53,979	3,434	6.36	71,835	3,858	5.37	76,724	3,009	3.93
Total interest-earning assets	6,915,138	$428,723	6.20%	6,973,137	$421,434	6.04%	6,778,663	$379,482	5.60%
Noninterest-earning assets(3)(4)	1,082,161			1,055,624			1,073,925
Total assets	$7,997,299			$8,028,761			$7,852,588

Interest-bearing liabilities:
Savings deposits	$889,398	$3,918	0.44%	$1,057,992	$6,782	0.64%	$1,263,953	$8,017	0.63%
Checking accounts	487,173	2,043	0.42	507,215	2,505	0.49	507,522	2,260	0.44
Money market deposits	1,413,178	52,249	3.70	1,200,914	36,977	3.08	1,046,649	21,186	2.02
Certificates of deposit	2,263,933	101,161	4.47	2,202,282	85,921	3.90	1,831,418	50,670	2.77
Borrowings	853,297	39,223	4.58	980,429	37,164	3.76	1,176,710	42,934	3.62
Total interest-bearing liabilities	5,906,979	$198,594	3.36%	5,948,833	$169,349	2.84%	5,826,252	$125,067	2.14%
Noninterest-bearing deposits	627,259			591,306			547,599
Other noninterest-bearing liabilities	115,189			111,128			104,323
Total liabilities	6,649,427			6,651,267			6,478,174
Stockholders’ equity(3)	1,347,872			1,377,494			1,374,414
Total liabilities and stockholders’ equity	$7,997,299			$8,028,761			$7,852,588
Net interest income		$230,129			$252,085			$254,415
Net interest rate spread			2.84%			3.20%			3.46%
Net earning assets	$1,008,159			$1,024,304			$952,411
Net interest rate margin		3.33%			3.61%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.07%			117.22%			116.35%

(1)	Average outstanding balances are net of deferred costs and premiums and include non-performing loans and loans held for sale.
(2)	Average outstanding balances are amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale and allowance for credit losses.
(4)	Average outstanding balances include bank-owned life insurance, earnings from which are reflected in noninterest income.

Rate/Volume Analysis
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

	For the year ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase/(decrease) due to		Total increase	Increase/(decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$16,074	$(2,842)	$13,232	$31,921	$14,578	$46,499
Mortgage-backed securities	(2,657)	2,055	(602)	(5,539)	832	(4,707)
Other investment securities	(8,659)	3,742	(4,917)	(6,354)	5,665	(689)
Money market and other investments	(812)	388	(424)	(199)	1,048	849

Total interest-earning assets	$3,946	$3,343	$7,289	$19,829	$22,123	$41,952
Interest-bearing liabilities:
Savings deposits	$(967)	$(1,897)	$(2,864)	$(1,320)	$85	$(1,235)
Checking accounts	40	(501)	(461)	100	144	244
Money market deposits	7,774	7,498	15,272	3,481	12,310	15,791
Certificates of deposit	2,786	12,454	15,240	12,255	22,996	35,251
Borrowings	(5,204)	7,263	2,059	(7,140)	1,370	(5,770)

Total interest-bearing liabilities	$4,429	$24,817	$29,246	$7,376	$36,905	$44,281

Net interest income	$(483)	$(21,474)	$(21,957)	$12,453	$(14,782)	$(2,329)

Provision for Credit Losses

For the year ended December 31, 2007, our provision for credit losses was $8.5 million, an increase of $2.0 million from the prior year, as we experienced a return toward historical levels of credit loss experience compared to the low levels of losses in 2006. Our provision represented 0.15% of average loans in 2007, compared to 0.12% for 2006. Our overall level of nonperforming loans increased $12.6 million throughout the year, from $15.5 million at December 31, 2006 to $28.1 million at December 31, 2007. As a result, the ratio of allowance for credit losses to non-performing loans declined to 250% at year end 2007 from 463% at year end 2006. In addition, our net charge off levels increased to 0.18% of average loans during 2007 as compared to 0.12% during 2006. Our provision is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition and risk in our loan portfolio, the level of our non-accruing and delinquent loans, and related collateral or government guarantees, charge-offs, and economic conditions.

The following table presents an analysis of our allowance for credit losses, including charge-off and recovery data, for the years indicated:

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$71,913	$72,340	$41,422	$25,420	$20,873
Charge-offs:
Commercial:
Real estate	4,803	1,422	1,285	669	416
Business	1,607	1,052	2,402	1,504	2,072
Total commercial	6,410	2,474	3,687	2,173	2,488
Residential real estate	226	295	192	49	518
Home equity	100	56	34	—	—
Other consumer	2,362	4,565	3,926	4,272	2,547
Specialized lending	2,803	2,512	2,785	1,732	1,207
Total charge-offs	11,901	9,902	10,624	8,226	6,760

Recoveries:
Commercial:
Real estate	74	137	864	86	154
Business	219	911	1,283	231	333
Total commercial	293	1,048	2,147	317	487
Residential real estate	7	37	61	83	74
Home equity	2	24	—	—	—
Other consumer	835	1,038	777	638	621
Specialized lending	680	872	525	98	195
Total recoveries	1,817	3,019	3,510	1,136	1,377

Net charge-offs	10,084	6,883	7,114	7,090	5,383
Provision for credit losses	8,500	6,456	7,348	8,442	7,929
Allowance obtained through acquisitions	—	—	30,684	14,650	2,001
Allowance transferred(1)	82	—	—	—	—
Balance at end of year	$70,247	$71,913	$72,340	$41,422	$25,420

Ratio of net charge-offs to average loans outstanding	0.18%	0.12%	0.14%	0.23%	0.24%

Ratio of allowance for credit losses to total loans	1.23%	1.27%	1.37%	1.27%	1.11%

Ratio of allowance for credit losses to non-accruing loans	250%	463%	330%	344%	207%

(1) Amount of allowance for credit losses associated with mortgage loans securitized during the third quarter of 2007

Noninterest Income

The following table presents information by category of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006

Banking services	$39,289	38,661
Risk management services	46,623	44,133
Wealth management services	9,997	8,334
Lending and leasing	8,880	7,238
Employee benefits administration	4,520	4,002
(Loss) gain on sale of securities	(5,395)	254
Gain on sale of branches	21,564	—
Other	6,333	8,596
Total noninterest income	$131,811	111,218

Noninterest income as a % of total revenues	37.0%	31.1%

For 2007 our noninterest income increased 19% to $131.8 million compared to $111.2 million for 2006, as we continued to build our financial services product offerings which provide us with a steady revenue stream compared to more volatile net interest income. While operating in an increasingly soft insurance market, our risk management revenue increased 6% during 2007, primarily due to revenue provided by the Gernold Agency, which we acquired in the first quarter of 2007. Our wealth management revenue, particularly commissions from sales of third-party mutual fund and annuity products, increased 20% during 2007, as a result of increased marketing initiatives and higher productivity of sales representatives targeted toward these products. Noninterest income also included a $21.6 million pre-tax gain that we recognized during the fourth quarter from the sale of nine branch locations in Eastern and Central New York to Legacy Banks and Elmira Savings Bank, offset by realized losses of $5.4 million on sales of investment securities due primarily to the portfolio restructuring.

Noninterest Expenses

The following table presents the major components of operating expenses for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006

Salaries and benefits	$125,697	123,795
Occupancy and equipment	28,550	22,147
Technology and communications	19,456	20,303
Professional services	4,392	3,921
Marketing and advertising	8,362	7,154
Amortization of core deposit and other intangibles	10,433	11,802
Other	25,576	22,729
Total noninterest expense	$222,466	211,851

Efficiency Ratio	62.5%	59.2%

Noninterest expenses for 2007 increased $10.6 million over 2006, primarily resulting from costs associated with our performance improvement initiatives, including severance costs of $4.2 million as we reduced headcount by 5%, and losses on property writedowns of $4.8 million. However, we were able to realize efficiencies from our vendor management initiatives taken in 2007, as technology and communications expense declined $847 thousand. Marketing and advertising expense increased $1.2 million, as we incurred additional expenses relating to our branding initiatives in 2007. Other expenses increased $2.8 million, attributable primarily to a fourth quarter deposit loss of approximately $2.3 million which was recognized on a commercial account.

The higher level of operating expenses, including non-routine losses described above, coupled with the continued decline in interest rate margins during the year, negatively impacted our efficiency ratio which increased to 62.5% for 2007 from 59.2% in 2006.

Income Taxes

Our effective tax rate declined to 32.7% for 2007 from 34.1% in 2006 due to the benefit of expanding our municipal banking business and the related increase in tax-advantaged securities and loans.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Net income for the year ended December 31, 2006 was $91.9 million, or $0.85 per diluted share compared to $92.9 million, or $0.84 per diluted share in 2005. These results reflect additional non-interest income from our expanding financial services business, offset by a declining interest rate margin following a series of interest rate hikes by the Federal Reserve Board, which increased our costs of funding throughout 2006.

Net Interest Income
Our net interest income was $246.5 million in 2006, compared to $250.2 million in 2005. Our net interest rate margin declined during 2006 to 3.61% from 3.75% in 2005. These changes reflect pressure on our net interest rate margin that was persistent throughout the year due to the flat to inverted yield curve, the shift in our customers’ preferences to higher paying certificate and money market deposit accounts, as well as intensifying local market competition for customers’ deposits.

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

Provision for Credit Losses
During 2006, a favorable credit environment and strong asset quality resulted in a $6.5 million provision for credit losses for the year. This provision, which was 0.12% of average loans, compared to $7.3 million or 0.15% of average loans for 2005.

Noninterest Income
For 2006, our noninterest income totaled $111.2 million compared to $90.7 million in 2005. This increase reflects the benefit of financial services acquisitions which were made during the second half of 2005. Banking services revenue increased $1.3 million from 2005 to 2006, reflecting the growth of our customer base as well as the implementation of our relationship based sales strategy. Our wealth management revenue for the year increased 23% over 2005, driven by commissions from the sales of third-party mutual fund and annuity products. Noninterest income also included a $3.0 million pre-tax gain on the sale of a $24.7 million manufactured housing loan portfolio during the third quarter of 2006.

Noninterest Expenses
Noninterest expenses for 2006 were $211.9 million compared to $188.2 million in 2005. The increase of $23.6 million includes a full year of operating costs associated with expanded financial services operations that resulted from acquisitions made during the second half of 2005. In addition, occupancy costs included six new branch locations, a new downtown Buffalo Regional Market Center and the costs to consolidate four overlapping branch locations that we had acquired in Eastern New York. Included in our salaries and benefit expenses is $4.3 million in severance costs, $1.9 million resulting from our Board of Directors downsizing, and $1.8 million of stock option expenses due to the adoption in 2006 of SFAS No. 123(R). The severance charges include $2.4 million related to the transition of our President and CEO, as well as costs associated with centralizing certain back-office processes.

Income Taxes

Our effective tax rate declined to 34.1% for 2006 from 36.1% in 2005 due to the benefit of expanding our municipal banking business and the related increase in tax-advantaged securities and loans. Our 2005 effective tax rate included a $1.3 million tax charge relating to our surrender of $40 million of bank owned life insurance obtained in prior acquisitions. Excluding this charge, the effective tax rate in 2005 was 35.1%.

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

Our primary investing activities are the origination of loans and the purchase of investment securities. During 2007 our loan originations totaled $1.5 billion compared to $2.2 billion for 2006, while our purchases of investment securities increased to $594.9 million as compared to $75.4 million during 2006. The decrease in our loan originations was attributable to a reduction in our residential lending activities, driven primarily by a softening in consumer demand, as well as a decrease in originations of commercial business loans. The increase in our investment securities purchases in 2007 reflected the need for additional collateral to support our municipal deposit growth, enabling us to purchase new securities with more favorable yields and terms.

During 2007, cash flows provided by our securities available for sale amounted to $622.2 million compared to $624.6 million for 2006, while our borrowings provided $350.0 million of additional funding in 2007. We have a total borrowing capacity of up to $2.0 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position.

Contractual Obligations and Other Commitments
The following table indicates certain of our funding obligations by time remaining until maturity as follows:

	At December 31, 2007
	Less than 1	Over 1 to 3	Over 3 to 5	Over 5
	Year	Years	Years	Years	Total
	(In thousands)
Certificates of deposit	$1,891,427	$139,038	$23,055	$1,602	$2,055,122
Borrowings	500,258	419,342	160,756	14,625	1,094,981
Commitments to extend credit (1)	1,127,008	—	—	—	1,127,008
Standby letters of credit (1)	104,837	—	—	—	104,837
Operating leases	6,039	10,197	7,526	25,486	49,248
Purchase obligations	5,200	7,100	3,467	1,800	17,567
Investment partnership commitments	575	260	469	2,475	3,779
Total contractual obligations	$3,635,344	$575,937	$195,273	$45,988	$4,452,542

(1)
We do not expect all of our commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $844.4 million available under lines of credit, which generally expire unfunded one year from the date of origination.

Loan Commitments
In the ordinary course of business we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate loans of approximately $282.6 million and $305.1 million at December 31, 2007 and 2006, respectively.

To assist us with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell newly originated conventional, 30 year and FHA and VA loans in the secondary market to government sponsored enterprises such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold resulting in our receiving monthly service fee income. During 2006, we began selling select loans with servicing released on a non-recourse basis. Our commitments to sell residential mortgages amounted to $6.1 million and $2.9 million at December 31, 2007 and 2006, respectively.

We also extend credit to consumer and commercial customers, up to a specified amount, through lines of credit. Borrowers are able to draw on these lines as needed, making our funding requirements generally more difficult to predict. At December 31, 2007, our unused commercial lines of credit amounted to $623.0 million and generally possess an expiration period of less than one year. Our home equity and other consumer lines of credit totaled $221.4 million and have an expiration period of up to ten years. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third-party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $104.8 million at December 31, 2007. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements are substantially less than the amounts that we report. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through the sources described above. The credit risk involved in our issuing of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our available for sale securities portfolio as of December 31, 2007. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of our investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value:

	At December 31, 2007
			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield	Weighted carrying value	Average yield
	(Amounts in thousands)
Debt securities:

States and political subdivisions	$206,461	3.56%	$154,605	3.63%	$294	4.44%	$—	—%	$361,360	3.59%
U.S. Government agencies	23,849	4.19	4,990	4.05	—	—	—	—	28,839	4.16
Corporate	2,046	4.49	1,737	4.57	—	—	—	—	3,783	4.53

Total debt securities	232,356	3.64	161,332	3.66	294	4.44	—	—	393,982	3.64

Mortgage-backed securities:
CMO’s	19	5.25	95	4.07	48,507	4.43	428,887	4.75	477,508	4.72
FNMA	10	5.77	4,734	4.55	39,567	4.34	61,852	5.93	106,163	5.27
FHLMC	21,649	2.40	495	6.85	6,840	4.88	201,468	5.30	230,452	5.02
GNMA	9	6.09	62	5.84	543	8.52	2,877	6.27	3,491	6.61
Total mortgage backed securities	21,687	2.41	5,386	4.77	95,457	4.45	695,084	5.02	817,614	4.88

Asset-backed securities	—	—	—	—	—	—	359	6.68	359	6.68
Other (1)	—	—	—	—	—	—	—	—	5,209	4.79

Total securities available for sale	$254,043	3.53%	$166,718	3.69%	$95,751	4.45%	$695,443	5.02%	$1,217,164	4.48%

(1) Other securities available for sale include investments with no stated maturity date.

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2007, regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal:

	Within one year	One through five years	After five years	Total
	(In thousands)
Commercial:
Real estate	$377,359	$947,436	$577,539	$1,902,334
Construction	256,765	34,257	1,653	292,675
Business	475,381	199,364	55,284	730,029

Total commercial	1,109,505	1,181,057	634,476	2,925,038

Residential real estate	354,500	930,396	670,794	1,955,690
Home equity	208,509	170,439	124,831	503,779
Other consumer	38,869	47,867	40,433	127,169
Specialized lending	103,741	80,006	—	183,747

Total loans and leases	$1,815,124	$2,409,765	$1,470,534	$5,695,423

For the loans reported in the preceding table, the following sets forth at December 31, 2007, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2008:

	Due after December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Commercial:
Real estate	$817,372	$707,602	$1,524,974
Construction	35,911	—	35,911
Business	254,648	—	254,648

Total commercial	1,107,931	707,602	1,815,533

Residential real estate	1,334,911	266,279	1,601,190
Home equity	295,270	—	295,270
Other consumer	88,300	—	88,300
Specialized lending	80,006	—	80,006

Total loans and leases	$2,906,418	$973,881	$3,880,299

Cash and Cash Equivalents
Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are our most liquid assets. We monitor the level of these assets daily and they are dependent on operating, financing, lending, and investing activities during any given period. We usually invest excess short-term liquidity in overnight federal funds sold. In the event that we require funds beyond those that we generate internally due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available to us through the use of repurchase agreements, the sale of loans or investments or our various lines of credit. As of December 31, 2007, cash, interest-bearing demand accounts, federal funds sold, and other short-term investments totaled $115.0 million, or 1.4% of total assets.

FOURTH QUARTER RESULTS

Net income for the quarter ended December 31, 2007 was $27.8 million, or $0.27 per diluted share, which compares to $20.9 million, or $0.19 per diluted share, for the same period of 2006. The increase in net income was primarily attributable to the gain on sale of branches of $21.6 million, partially offset by $5.6 million of losses recognized in the restructuring of our securities portfolio during the current quarter.

Our net interest income was $55.2 million for the fourth quarter of 2007, reflecting a 27 basis point decrease in our net interest rate margin compared to our fourth quarter of 2006. This was a result of the competitive interest rate environment and the continuing shift in deposit mix towards higher cost accounts that resulted in the cost of our interest-bearing liabilities increasing 25 basis points to 3.41%. Rates we earned on our interest earning assets decreased slightly from the year ago quarter, which also contributed to the margin compression.

We recorded a $2.5 million provision for credit losses during the quarter ended December 31, 2007 as our credit quality remained favorable in historical terms despite an increase in our loan loss experience from the prior year. Our total non-performing loans increased to $28.1 million at December 31, 2007 from $15.5 million at December 31, 2006, reflecting higher non-performing commercial real estate loans and specialized lending balances.

For the three months ended December 31, 2007, our noninterest income increased to $43.8 million, benefiting from the gain on the sale of nine branch locations, offset by losses recognized on the securities portfolio restructuring which amounted to $5.6 million. Excluding the impact of these non-routine events, our noninterest income was essentially flat from the fourth quarter of 2006, and represented 33.4% of total revenues during the quarter.

Our fourth quarter noninterest expenses increased to $55.6 million as compared to $54.8 million for the fourth quarter of 2006. The increase includes a $2.3 million deposit loss recognized during the quarter on a commercial account, which was offset in part by a reduction in salaries and benefits expense as a charge of $3.3 million was recognized in the fourth quarter of 2006 relating to the separation of a former Chief Executive Officer.

We continued to experience commercial loan growth in the fourth quarter of 2007. Our continued focus on commercial lending resulted in an increase of $106.6 million on those higher yielding loan products during the quarter. Our relationship based home equity loans decreased $4.1 million from the prior quarter, but are up $33.1 million from the fourth quarter of 2006. Our total deposits of $5.5 billion, while decreasing slightly from the prior quarter, reflect the strong position of the remaining branch network following the sale of nine branches during the fourth quarter. Our available for sale securities balance decreased $45.0 million from the prior quarter, while borrowings increased $147.9 million, in line with growth in our commercial loan portfolios.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard is applied when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. We will consider applying the fair value option to future transactions as provided by the standard. We do not expect SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

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

Our Asset and Liability Committee (“ALCO”), comprised of members of our senior management, monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

We utilize the following strategies to manage our interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having terms to maturity of no more than 20 years; (2) selling a significant portion of our newly originated 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position us for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, we intend to evaluate the utilization of derivative instruments such as interest rate swaps, caps and collars as part of our overall asset and liability management process as permitted by our ALCO Policy.

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which these assets and liabilities are “interest rate sensitive” and by monitoring our interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. Conversely, an institution with a positive gap is likely to realize an increase in net interest income in a rising interest rate environment. We believe our net interest income simulation modeling analysis is a better indicator of our interest rate risk exposure than gap analysis.

The table below shows the amount of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table shows an approximation of the projected repricing of assets and liabilities at December 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Our residential and commercial real estate loans were projected to repay at rates between 5% and 10% annually, while our mortgage-backed securities were projected to prepay at rates between 15% and 25% annually. Our savings and interest bearing checking accounts were assumed to decay, or run-off, between 6% and 50% annually. While we believe such assumptions to be reasonable, we do not know whether assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity:

	Amounts maturing or repricing as of December 31, 2007
	Less than	3-6	6 months	1-3	3-5	5-10	Over 10
	3 months	months	to 1 year	years	years	years	years	Total
	(Amounts in thousands)
Interest-earning assets:
Loans (1)	$1,178,732	$262,126	$524,321	$1,445,670	$1,143,480	$1,022,053	$142,190	$5,718,572
Mortgage-backed securities (2)	54,274	50,143	78,211	245,054	151,891	193,620	46,946	820,139
Other investment securities (2)	42,517	68,293	112,852	126,228	41,335	309	5,531	397,065
Other interest-earning assets	3,863	—	—	—	—	—	52,242	56,105
Total interest-earning assets	1,279,386	380,562	715,384	1,816,952	1,336,706	1,215,982	246,909	6,991,881
Interest-bearing liabilities:
Savings deposits	58,488	54,140	96,504	266,270	143,527	132,029	35,801	786,759
Checking accounts	10,002	10,002	20,004	80,015	53,560	133,901	160,681	468,165
Money market deposit accounts	117,759	117,759	235,518	942,069	179,106	14,926	—	1,607,137
Certificate accounts	577,849	680,770	632,807	139,038	23,056	1,087	515	2,055,122
Borrowings	326,757	45,745	148,353	418,376	139,538	16,212	—	1,094,981
Total interest-bearing liabilities	1,090,855	908,416	1,133,186	1,845,768	538,787	298,155	196,997	6,012,164
Interest rate sensitivity gap	$188,531	$(527,854)	$(417,802)	$(28,816)	$797,919	$917,827	$49,912	$979,717

Cumulative interest rate sensitivity gap	$188,531	$(339,323)	$(757,125)	$(785,941)	$11,978	$929,805	$979,717
Ratio of interest-earning assets to interest-bearing liabilities	117.28%	41.89%	63.13%	98.44%	248.10%	407.84%	125.34%	116.30%
Ratio of cumulative gap to total interest-earning assets	2.70%	(4.85%)	(10.83%)	(11.24%)	0.17%	13.30%	14.01%

(1) Amounts shown are principal balances net of non-accruing loans.
(2) Amounts shown are at amortized cost.

Net Interest Income Analysis
Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain of our assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of our assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as our adjustable-rate loans, have features which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels may deviate significantly from those that we assumed in calculating the table. Finally, the ability of many of our borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

As a result of these shortcomings, we focus more attention on simulation modeling rather than gap analysis. The primary tool we use is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable, interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve. The effects of changing the yield curve slope are not considered in the analysis, nor do we consider changes in the spread relationships between various indexes which impact our net interest income. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at December 31,
	2007		2006
Changes in interest rates	Net interest income	% Change	Net interest income	% Change
	(Amounts in thousands)

+200 basis points	$(5,376)	(2.4)%	$(6,508)	(2.7)%
+100 basis points	(2,119)	(0.9)	(2,895)	(1.2)
-100 basis points	4,307	1.9	1,783	0.8
-200 basis points	6,626	3.0	2,895	1.2

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiary (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2007 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. Their reports follow this statement.

/s/ John R. Koelmel	/s/ Michael W. Harrington

John R. Koelmel	Michael W. Harrington
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited First Niagara Financial Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
February 29, 2008

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition
December 31, 2007 and 2006
(In thousands, except share amounts)

	2007	2006
Assets

Cash and cash equivalents	$114,991	187,652
Securities available for sale	1,217,164	1,060,422
Loans held for sale	3,278	3,091
Loans and leases (net of allowance for credit losses of $70,247 and $71,913 for 2007 and 2006, respectively)	5,651,427	5,590,421
Bank-owned life insurance	108,875	104,838
Premises and equipment, net	88,687	97,180
Goodwill	706,924	697,581
Core deposit and other intangibles	43,147	50,522
Other assets	161,735	153,819

Total assets	$8,096,228	7,945,526

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$5,548,984	5,709,736
Short-term borrowings	500,258	300,283
Long-term borrowings	594,723	447,271
Other	99,084	101,039

Total liabilities	6,743,049	6,558,329

Commitments and contingent liabilities (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 120,044,736 shares issued in 2007 and 2006	1,200	1,200
Additional paid-in capital	1,244,766	1,237,816
Retained earnings	344,656	322,745
Accumulated other comprehensive loss	(2,604)	(19,877)
Common stock held by ESOP, 3,323,662 shares in 2007 and 3,544,953 shares in 2006	(25,350)	(26,816)
Treasury stock, at cost, 15,274,479 shares in 2007 and 9,326,058 shares in 2006	(209,489)	(127,871)

Total stockholders' equity	1,353,179	1,387,197

Total liabilities and stockholders' equity	$8,096,228	7,945,526

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005

Interest income:
Loans and leases	$376,123	360,011	313,813
Securities available for sale and other investments	46,649	55,819	61,404

Total interest income	422,772	415,830	375,217
Interest expense:
Deposits	159,371	132,185	82,133
Borrowings	39,223	37,164	42,934

Total interest expense	198,594	169,349	125,067

Net interest income	224,178	246,481	250,150
Provision for credit losses	8,500	6,456	7,348

Net interest income after provision for credit losses	215,678	240,025	242,802
Noninterest income:
Banking services	39,289	38,661	37,327
Risk management services	46,623	44,133	29,838
Wealth management services	9,997	8,334	6,753
Lending and leasing	8,880	7,238	7,204
Employee benefits administration	4,520	4,002	1,588
Gain on sale of branches	21,564	—	—
(Loss) gain on sale of securities	(5,395)	254	2
Gain on sale of manufactured housing loans	—	2,954	—
Gain on sale of real estate partnership	—	—	1,377
Bank-owned life insurance	4,848	3,162	3,837
Other	1,485	2,480	2,737

Total noninterest income	131,811	111,218	90,663
Noninterest expense:
Salaries and employee benefits	125,697	123,795	99,522
Occupancy and equipment	28,550	22,147	18,823
Technology and communications	19,456	20,303	19,555
Professional services	4,392	3,921	7,784
Marketing and advertising	8,362	7,154	6,994
Amortization of core deposit and other intangibles	10,433	11,802	12,083
Other	25,576	22,729	23,445

Total noninterest expense	222,466	211,851	188,206

Income before income taxes	125,023	139,392	145,259
Income taxes	40,938	47,533	52,400

Net income	$84,085	91,859	92,859

Earnings per common share:
Basic	$0.82	0.86	0.85
Diluted	0.81	0.85	0.84

Weighted average common shares outstanding:
Basic	102,838	107,068	109,646
Diluted	103,472	108,027	110,658

Dividends per common share:	$0.54	0.46	0.38

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Net income	$84,085	91,859	92,859

Other comprehensive income (loss), net of income taxes:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	10,884	4,086	(12,977)
Reclassification adjustment for realized losses (gains) included in net income	3,242	(152)	(1)

	14,126	3,934	(12,978)

Pension and post-retirement adjustments, net of income taxes	3,147	(38)	85

Total other comprehensive income (loss)	17,273	3,896	(12,893)

Total comprehensive income	$101,358	95,755	79,966

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Unearned compensation - restricted stock awards	Treasury stock	Total

Balances at January 1, 2005	$843	751,175	238,048	(5,437)	(29,275)	(3,173)	(24,019)	928,162

Net income	—	—	92,859	—	—	—	—	92,859
Total other comprehensive loss, net	—	—	—	(12,893)	—	—	—	(12,893)
Common stock issued for the acquisition of Hudson River Bancorp (35,747,534 shares)	357	484,093	—	—	—	—	—	484,450
Treasury stock issued for the acquisition of Hatch Leonard Naples, Inc. (435,375 shares)	—	215	—	—	—	—	5,785	6,000
Purchase of treasury stock (6,457,600 shares)	—	—	—	—	—	—	(87,964)	(87,964)
Exercise of stock options (387,595 shares)	—	640	(3,345)	—	—	—	5,206	2,501
ESOP shares released (154,499 shares)	—	1,025	—	—	1,125	—	—	2,150
Restricted stock awards, net (134,955 shares)	—	444	—	—	—	(735)	1,809	1,518
Common stock dividends of $0.38 per share	—	—	(42,360)	—	—	—	—	(42,360)

Balances at December 31, 2005	$1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423

Net income	—	—	91,859	—	—	—	—	91,859
Total other comprehensive income, net	—	—	—	3,896	—	—	—	3,896
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5,443)	—	—	—	(5,443)
Tax benefit of stock issuance costs	—	523	—	—	—	—	—	523
Adoption of SFAS No. 123(R)	—	(3,908)	—	—	—	3,908	—	—
Purchase of treasury stock (2,878,600 shares)	—	—	—	—	—	—	(40,073)	(40,073)
Exercise of stock options (658,380 shares)	—	1,440	(4,882)	—	—	—	9,002	5,560
ESOP shares released (195,705 shares)	—	1,111	—	—	1,334	—	—	2,445
Restricted stock awards, net (174,866 shares)	—	(734)	—	—	—	—	2,383	1,649
Stock option expense	—	1,792	—	—	—	—	—	1,792
Common stock dividends of $0.46 per share	—	—	(49,434)	—	—	—	—	(49,434)

Balances at December 31, 2006	$1,200	1,237,816	322,745	(19,877)	(26,816)	—	(127,871)	1,387,197

Net income	—	—	84,085	—	—	—	—	84,085
Total other comprehensive income, net	—	—	—	17,273	—	—	—	17,273
Tax benefit of stock issuance costs	—	2,241	—	—	—	—	—	2,241
Purchase of treasury stock (6,964,565 shares)	—	—	—	—	—	—	(95,690)	(95,690)
Exercise of stock options (819,731 shares)	—	—	(6,275)	—	—	—	11,325	5,050
ESOP shares released (221,291 shares)	—	1,544	—	—	1,466	—	—	3,010
Restricted stock awards, net (196,413 shares)	—	1,175	—	—	—	—	2,747	3,922
Stock option expense	—	1,990	—	—	—	—	—	1,990
Common stock dividends of $0.54 per share	—	—	(55,899)	—	—	—	—	(55,899)

Balances at December 31, 2007	$1,200	1,244,766	344,656	(2,604)	(25,350)	—	(209,489)	1,353,179

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(In thousands)
	2007	2006	2005

Cash flows from operating activities:
Net income	$84,085	91,859	92,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	5,695	2,176	4,000
Provision for credit losses	8,500	6,456	7,348
Depreciation of premises and equipment	11,763	12,299	11,359
Impairment loss from real estate writedowns	4,805	—	—
Amortization of core deposit and other intangibles	10,433	11,802	12,083
Origination of loans held for sale	(91,399)	(66,366)	(64,144)
Proceeds from sales of loans held for sale	91,606	66,804	64,170
(Gain) loss on sales of loans	(390)	(2,665)	54
Loss (gain) on sale of securities available for sale	5,395	(254)	(2)
Gain on sale of real estate partnership	—	—	(1,377)
Gain on sale of branches	(21,564)	—	—
ESOP and stock based compensation expense	9,281	6,108	3,715
Deferred income tax (benefit) expense	(3,895)	8,431	8,937
Net (increase) decrease in other assets	(844)	(2,551)	1,293
Net (decrease) increase in other liabilities	(6,493)	(12,308)	12,050

Net cash provided by operating activities	106,978	121,791	152,345

Cash flows from investing activities:
Proceeds from sales of securities available for sale	194,481	30,720	3,002
Proceeds from maturities of securities available for sale	274,272	395,018	344,456
Principal payments received on securities available for sale	153,457	198,853	242,752
Purchases of securities available for sale	(594,923)	(75,379)	(453,317)
Loan originations in excess of principal payments	(271,011)	(406,282)	(343,688)
(Purchase of) proceeds from redemption of bank-owned life insurance	—	(25,000)	42,254
Proceeds from sale of manufactured housing loans	—	27,667	—
Acquisitions, net of cash and cash equivalents	(10,806)	—	(118,739)
Net cash distributed for branch sales	(93,143)	—	—
Other, net	(31,299)	(23,316)	(23,398)

Net cash (used in) provided by investing activities	(378,972)	122,281	(306,678)

Cash flows from financing activities:
Net (decrease) increase in deposits	(6,211)	230,324	362,772
Repayments of short-term borrowings, net	(28,893)	(352,771)	(200,217)
Proceeds from long-term borrowings	406,100	84,125	235,000
Repayments of long-term borrowings	(27,225)	(74,286)	(42,070)
Proceeds from exercise of stock options	4,910	3,866	1,658
Excess tax benefit from stock based compensation	2,241	1,701	—
Purchase of treasury stock	(95,690)	(40,073)	(87,964)
Dividends paid on common stock	(55,899)	(49,434)	(42,360)

Net cash provided by (used in) financing activities	199,333	(196,548)	226,819

Net (decrease) increase in cash and cash equivalents	(72,661)	47,524	72,486

Cash and cash equivalents at beginning of year	187,652	140,128	67,642

Cash and cash equivalents at end of year	$114,991	187,652	140,128

Cash paid during the year for:
Income taxes	$37,204	40,399	36,643
Interest expense	196,493	170,644	122,244

Non-cash activity:
Loans transferred to held for sale	$—	26,395	—
Loans securitized	164,284	—	—

Acquisitions and dispositions of noncash assets and liabilities:
Assets acquired, net of dispositions	$11,370	—	2,787,373
Liabilities assumed, net of dispositions	563	—	2,166,333
Assets sold in branch sales	38,638	—	—
Liabilities sold in branch sales	154,541	—	—

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005

(1)	Summary of Significant Accounting Policies

First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiary bank provide financial services to individuals and businesses in Upstate New York. We provide a full range of products and services through our consumer, commercial, business services and wealth management business units, including consumer banking, residential and commercial lending, leasing, cash management, risk and wealth management services as well as employee benefits administration and consulting services.

The Company owns all of the capital stock of First Niagara Bank (the “Bank”), a federally chartered savings bank. First Niagara Commercial Bank, a wholly-owned subsidiary of the Bank, is a New York State chartered commercial bank whose primary purpose is to accept municipal deposits, which under New York State law cannot be accepted by federally chartered savings banks.

Our accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications were made to our 2006 and 2005 financial statements to conform to the current year presentation.  The following is a description of our significant accounting policies:

(a)	Principles of Consolidation
Our Consolidated Financial Statements include the accounts of the Company and its subsidiaries. We have eliminated all significant intercompany balances in consolidation.

(b)	Cash and Cash Equivalents
For purposes of our Consolidated Statement of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold, and money market investments which have a term of less than three months at the time of purchase.

(c)	Investment Securities
Our investment securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of the related deferred income tax effect, reported as a component of other comprehensive income. Purchases of investment securities are recorded at trade date, with realized gains and losses on sales included in our Consolidated Statements of Income using the specific identification method. A decline in the fair value of any of our available for sale securities below cost that we determine to be other than temporary is charged to operations. This results in our establishment of a new cost basis for the security. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.

(d)	Loans and Leases
Our loans are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to income over the expected life of the loan using the interest method. We discontinue accrual of interest on loans after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on non-accrual loans and subsequently recognize interest income only to the extent that we receive payments. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. We generally return a loan to accrual status when principal and interest payments are current, we are reasonably assured of full collectibility of principal and interest and a consistent repayment record, generally six months, has been demonstrated. We charge loans off against our allowance for credit losses when it becomes evident that we will not fully collect the balance of the loan.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. We measure these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral dependent.

We enter into direct financing equipment lease transactions with certain commercial customers. At the beginning of the lease, we estimate the present value of future rentals and the lease residual value and record the transaction as a commercial business loan. We capitalize unearned interest income, sales commissions and other direct costs that we incur and amortize them to interest income over the lease term utilizing the interest method.

A determination is made at origination whether a loan will be held in our portfolio or is intended for sale in the secondary market. Our accounting policy is to record loans held for sale at the lower of the aggregate cost or market value based upon observable market prices or prices that we obtain from a third party. We recognize any subsequent decreases in market value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We generally include gains and losses on sales of our loans held for sale in Lending and Leasing Income when the applicable sale criteria are met.

Loans securitized and held in our available-for-sale securities portfolio are recorded at historical cost (less the amount capitalized as mortgage servicing rights), with no gain or loss recognized. For residential mortgage loans we have securitized or sold in the secondary market, we capitalize the mortgage servicing rights (MSRs) based on an estimate of the net servicing revenues which we amortize over their expected lives. We assess our MSRs on a quarterly basis for impairment based on their current fair value. If any impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance.

(e)	Allowance for Credit Losses
We establish our allowance for credit losses through charges to our provision for credit losses. We evaluate our allowance based on a continuing review of our loan portfolio. We review larger balance nonaccruing, impaired and delinquent loans individually and we consider the value of any underlying collateral or estimated future cash flows in determining estimates of losses and inherent risks associated with those loans. We estimate losses in smaller balance, homogeneous loans based on our historical experience, industry trends and current trends in the real estate market and the current economic environment in our market areas. The adequacy of our allowance for credit losses is based on our evaluation of various conditions including the following: changes in the composition of and growth in our loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in our lending areas; credit quality trends, including trends in our nonaccruing loans; our historical loan charge-off experience; and the results of bank regulatory examinations.

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
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. We amortize our acquired intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill and any acquired intangible assets with an indefinite useful economic life but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management. We utilize discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values to determine the fair value of our reporting units.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(h)	Employee Benefits
Contributions due under our defined contribution plans are accrued as earned by employees. We also maintain a non-contributory, qualified, defined benefit pension plan for certain employees who meet age and service requirements. We provide post-retirement benefits, principally health care and group life insurance, to employees who meet certain age and service requirement. We have frozen all benefit accruals and participation in our pension and post-retirement plans. Pension plans that we acquired in connection with our previous whole-bank acquisitions were frozen prior to or shortly after the completion of the transactions. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. Our policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974 (“ERISA”). The cost of our pension plan is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.

We account for our pension and post-retirement plans in accordance with SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize in our financial statements an asset for the respective plans’ overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Beginning in 2008, we measure our plans’ assets and obligations that determine its future funded status as of the end of our fiscal year as required by SFAS No. 158.

(i)	Stock-Based Compensation
We maintain various long-term incentive stock benefit plans under which we grant fixed award stock options and restricted stock to certain directors and key employees. We account for our equity-based compensation plans under SFAS No. 123(R), “Share-Based Payment,” which requires that we recognize compensation expense in our income statement over the requisite service period, based on the grant-date fair value of stock options and other equity-based compensation (such as restricted stock) issued to directors and certain employees. The fair values of options are estimated using pricing models. For restricted stock awards we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date. We chose to apply the modified prospective approach as our transition method upon adoption of SFAS No. 123(R) as of January 1, 2006. Accordingly, awards that we granted, modified, or settled after this date are accounted for in accordance with SFAS No. 123(R) and any unvested equity awards granted prior to that date are being recognized in the income statement as service is rendered based on their grant-date fair value, calculated in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.”

Prior to 2006, we accounted for stock options following the requirements of APB No. 25, “Accounting for Stock Issued to Employees,” which did not require us to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of our stock at the grant date. Instead, we recorded compensation expense on the date the options were granted only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to restricted stock awards was based upon the market value of the Company’s stock on the grant date and is accrued ratably over the required service period. We expense any unvested stock awards that we granted prior to that date as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(j)	Income Taxes
We account for income taxes under the asset and liability method. Our deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which we expect the deferred tax assets or liabilities to be realized or settled. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax expense. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

(k)	Earnings per Share
Our basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of our common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this standard on January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using quoted prices in active markets for identical assets and liabilities, significant other observable inputs, and significant unobservable inputs. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard will affect our fair value disclosures, however it is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already accounted for at fair value. We will consider applying the fair value option to future transactions as provided by the standard. We do not expect SFAS No. 159 to have a material impact on our financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(2)	Acquisition and Sales

Greater Buffalo Savings Bank
On February 15, 2008, the Company acquired all of the outstanding common shares of Great Lakes Bancorp, Inc. (“Great Lakes”), the parent company of Greater Buffalo Savings Bank. Under the terms of the merger agreement, Great Lakes stockholders received 5.4 million shares of First Niagara Financial Group stock as well as cash consideration totaling $75.8 million in the aggregate. A total of $799.6 million of assets, including loans outstanding of $548.3 million, as well as $610.4 million of deposits were acquired upon completion of this transaction. The results of Great Lakes’ operations will be included in the 2008 Consolidated Statement of Income from the date of acquisition. Purchase accounting entries related to this transaction are expected to be completed during the first quarter of 2008.

Sale of Branches to Elmira Savings Bank and Legacy Banks
On December 1, 2007, we completed the sale of four branch locations in Central New York to Elmira Savings Bank. These branches held approximately $78 million in deposits for which Elmira paid a weighted deposit premium of 15.50%. The sale also included $27.4 million in commercial loans as well as $8.3 million in consumer loans. A gain of $12.3 million was recorded as part of noninterest income as a result of the sale.

On December 7, 2007, we completed the sale of five branch locations in Eastern New York to Legacy Banks of Pittsfield, Massachusetts. These branches held approximately $77 million in deposits for which Legacy paid a weighted average premium of 12.75%. A gain of $9.3 million was recorded as part of noninterest income as a result of the sale.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(3)	Investment Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of our securities available for sale at December 31, 2007 and 2006 are summarized as follows (in thousands):

At December 31, 2007:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Debt securities:
States and political subdivisions	$359,153	2,339	(132)	361,360
U.S. Government agencies	28,817	59	(37)	28,839
Corporate	3,788	2	(7)	3,783

Total debt securities	391,758	2,400	(176)	393,982

Mortgage-backed securities:
Federal National Mortgage Association	106,297	256	(390)	106,163
Federal Home Loan Mortgage Corporation	230,427	1,012	(987)	230,452
Government National Mortgage Association	3,408	93	(10)	3,491

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	255,334	601	(1,246)	254,689
Federal National Mortgage Association	54,441	249	(298)	54,392
Privately issued	169,872	415	(1,860)	168,427

Total collateralized mortgage obligations	479,647	1,265	(3,404)	477,508

Total mortgage-backed securities	819,779	2,626	(4,791)	817,614

Asset-backed securities	360	—	(1)	359
Other	5,307	8	(106)	5,209

Total securities available for sale	$1,217,204	5,034	(5,074)	1,217,164

At December 31, 2006:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Debt securities:
States and political subdivisions	$205,298	376	(1,301)	204,373
U.S. Government agencies	128,723	—	(1,193)	127,530
Corporate	3,830	—	(65)	3,765

Total debt securities	337,851	376	(2,559)	335,668

Mortgage-backed securities:
Federal National Mortgage Association	184,704	65	(6,019)	178,750
Federal Home Loan Mortgage Corporation	100,999	119	(2,799)	98,319
Government National Mortgage Association	4,393	85	(59)	4,419

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	250,486	—	(6,414)	244,072
Federal National Mortgage Association	92,494	2	(3,111)	89,385
Privately issued	99,313	—	(3,136)	96,177
Government National Mortgage Association	6,641	—	(162)	6,479

Total collateralized mortgage obligations	448,934	2	(12,823)	436,113

Total mortgage-backed securities	739,030	271	(21,700)	717,601

Asset-backed securities	779	—	(6)	773
Other	6,307	166	(93)	6,380

Total securities available for sale	$1,083,967	813	(24,358)	1,060,422

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The table below details certain information regarding our securities available for sale that were in an unrealized loss position at December 31, 2007 and 2006 by the length of time those securities were in a continuous loss position (in thousands):

	Less than 12 months		12 months or longer		Total
At December 31, 2007:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
States and political subdivisions	$3,275	16	48,603	116	51,878	132
U.S. Government agencies	—	—	18,742	37	18,742	37
Corporate	250	—	2,046	7	2,296	7

Total debt securities	3,525	16	69,391	160	72,916	176

Mortgage-backed securities:
Federal National Mortgage Association	7,612	9	42,956	381	50,568	390
Federal Home Loan Mortgage Corporation	92,759	450	36,816	537	129,575	987
Government National Mortgage Association	54	—	1,113	10	1,167	10

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	24,256	74	150,792	1,172	175,048	1,246
Federal National Mortgage Association	1	—	35,385	298	35,386	298
Privately issued	23,045	168	85,892	1,692	108,937	1,860

Total collateralized mortgage obligations	47,302	242	272,069	3,162	319,371	3,404

Total mortgage-backed securities	147,727	701	352,954	4,090	500,681	4,791

Asset-backed securities	359	1	—	—	359	1
Other	—	—	4,701	106	4,701	106

Total securities available for sale in an unrealized loss position	$151,611	718	427,046	4,356	578,657	5,074

	Less than 12 months		12 months or longer		Total
At December 31, 2006:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
States and political subdivisions	$26,803	68	112,096	1,233	138,899	1,301
U.S. Government agencies	3,968	6	123,562	1,187	127,530	1,193
Corporate	250	—	3,515	65	3,765	65

Total debt securities	31,021	74	239,173	2,485	270,194	2,559

Mortgage-backed securities:
Federal National Mortgage Association	500	5	175,193	6,014	175,693	6,019
Federal Home Loan Mortgage Corporation	—	—	94,480	2,799	94,480	2,799
Government National Mortgage Association	—	—	2,490	59	2,490	59

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	—	—	244,072	6,414	244,072	6,414
Federal National Mortgage Association	39	—	89,175	3,111	89,214	3,111
Privately issued	—	—	96,177	3,136	96,177	3,136
Government National Mortgage Association	—	—	6,479	162	6,479	162

Total collateralized mortgage obligations	39	—	435,903	12,823	435,942	12,823

Total mortgage-backed securities	539	5	708,066	21,695	708,605	21,700

Asset-backed securities	—	—	773	6	773	6
Other	4,715	93	—	—	4,715	93

Total securities available for sale in an unrealized loss position	$36,275	172	948,012	24,186	984,287	24,358

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

We have assessed the securities available for sale that were in an unrealized loss position at December 31, 2007 and 2006 and determined that the decline in fair value was temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily U. S. government agencies or government sponsored enterprises) and our ability and intent to hold these securities until their fair value recovers to their amortized cost. We believe the decline in fair value was caused by the increase in interest rates and not the credit deterioration of the individual issuer or underlying assets. More specifically, the $4.4 million of unrealized losses on our investment securities that have been in a continuous loss position for twelve months or longer at December 31, 2007 were determined to be temporary as nearly all of the investment securities are guaranteed by the U.S. Government or government agencies which have minimal credit risk, if any, and all of the investment securities are investment grade. We have the intent and ability to hold our investment securities currently in an unrealized loss position to recovery.

Realized gains and losses on sales and calls of our securities available for sale are included in other non interest income and are summarized as follows (in thousands):

	2007	2006	2005

Gross realized gains	$215	810	5
Gross realized losses	(5,610)	(556)	(3)

Net realized gains (losses)	$(5,395)	254	2

Scheduled contractual maturities of our available-for-sale securities at December 31, 2007 are as follows (in thousands):

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$215,953	$216,355
After one year through five years	168,878	170,598
After five years through ten years	2,989	3,025
After ten years	3,938	4,004
Total debt securities	391,758	393,982
Asset-backed securities	360	359
Mortgage-backed securities	819,779	817,614
	$1,211,897	$1,211,955

While the contractual maturities of our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.

At December 31, 2007 and 2006, $989.2 million and $911.5 million, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), as well as repurchase agreements and certain deposits. At December 31, 2007, our investment portfolio included securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) with a fair value of $485.1 million and the Federal National Mortgage Association (“FNMA”) with a fair value of $160.6 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005
(4)	Loans and Leases

Our loans and leases receivable, including loans held for sale, at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Commercial:
Real estate	$1,902,334	1,786,384
Construction	292,675	248,325
Business	730,029	561,323
Total commercial	2,925,038	2,596,032

Residential real estate	1,955,690	2,252,473
Home equity	503,779	470,714
Other consumer	127,169	163,824
Specialized lending	183,747	155,032

Total loans and leases	5,695,423	5,638,075

Net deferred costs and unearned discounts	29,529	27,350
Allowance for credit losses	(70,247)	(71,913)

Total loans and leases, net	$5,654,705	5,593,512

The table below details additional information on our loans as of December 31 of the year indicated (in thousands):

	2007	2006	2005

Non-accrual loans	$28,054	15,528	21,930
Interest income that would have been recorded if loans had been performing in accordance with original terms	654	124	431
Balance of impaired loans	22,092	11,039	20,745
Allowance relating to impaired loans included in allowance for credit losses	4,399	1,728	4,246
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	6,052	4,350	5,188

We had no loans past due 90 days or more that were still accruing interest at December 31, 2007 and 2006.

Information about our residential mortgage loans is as follows (in thousands):

	2007	2006	2005

Loans classified as held for sale included in residential mortgage loans	$3,278	3,091	3,811
Loans sold during the year	91,216	67,093	69,385
Gains on sale of loans	716	197	374
Mortgages serviced for others	553,631	393,831	378,253
Mortgage servicing asset recorded for loans serviced for others	4,312	2,491	2,268

Total credit facilities extended to certain of our officers and directors and affiliates amounted to $3.2 million and $3.3 million at December 31, 2007 and 2006, respectively. The balances due from these insiders under these facilities amounted to $1.8 million and $2.0 million at December 31, 2007 and 2006, respectively.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Changes in our allowance for credit losses are summarized as follows (in thousands):

	2007	2006	2005

Balance at beginning of year	$71,913	72,340	41,422
Recorded in connection with acquisitions	—	—	30,684
Provision for credit losses	8,500	6,456	7,348
Charge-offs	(11,901)	(9,902)	(10,624)
Recoveries	1,817	3,019	3,510
Balance transferred(1)	(82)	—	—

Balance at end of year	$70,247	71,913	72,340

(1)	Amount of allowance for credit losses associated with mortgage loans securitized during September 2007.

(5)	Premises and Equipment

A summary of our premises and equipment at December 31, 2007 and 2006 follows (in thousands):

	2007	2006

Land	$9,920	13,028
Buildings and leasehold improvements(1)	78,571	82,754
Furniture and equipment	55,098	71,167
	143,589	166,949

Accumulated depreciation	(54,902)	(69,769)

Premises and equipment, net	$88,687	97,180

(1)	Included in buildings and leasehold improvements are assets for properties classified as “held-for-sale,” which have a carrying value of $5.1 million at December 31, 2007 (see Note 11).

Our rent expense was $6.4 million, $5.7 million and $4.5 million for 2007, 2006 and 2005, respectively.

(6)	Goodwill and Other Intangible Assets

The following table shows information regarding our goodwill for 2007 and 2006 (in thousands):

	Banking segment	Financial services segment	Consolidated total

Balances at January 1, 2006	$660,552	38,084	698,636
Contingent earn-out	—	311	311
Tax settlements	(1,366)	—	(1,366)

Balances at December 31, 2006	659,186	38,395	697,581

Acquired (Gernold Agency)	—	4,449	4,449
Contingent earn-out	—	5,000	5,000
Tax adjustment (FIN 48)	(106)	—	(106)

Balances at December 31, 2007	$659,080	47,844	706,924

We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2007 and 2006.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The following table provides information regarding our amortizing intangible assets at December 31, 2007 and 2006 (in thousands):

	2007	2006

Customer lists	$33,547	29,762
Accumulated amortization	(17,464)	(13,260)

Net carrying amount	16,083	16,502

Core deposit intangible	53,661	54,388
Accumulated amortization	(26,597)	(20,368)

Net carrying amount	27,064	34,020

Total amortizing intangible assets, net	$43,147	50,522

Our estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $8.6 million in 2008, $7.0 million in 2009, $5.9 million in 2010, $4.7 million in 2011, and $4.4 million in 2012.

(7)	Other Assets

A summary of other assets at December 31, 2007 and 2006 follows (in thousands):

	2007	2006

FHLB stock	$52,242	34,869
Accrued interest receivable	32,691	32,616
Other receivables and prepaid assets	15,475	25,607
Net deferred tax assets (see Note 15)	15,771	24,417
Real estate and other investments	17,010	16,759
Other	28,546	19,551

	$161,735	153,819

Included in our real estate and other investments are $7.8 million and $7.5 million of limited partnership investments at December 31, 2007 and 2006, respectively, that we have determined to be variable interest entities for which we are not the primary beneficiary. These investments were made primarily to support our community reinvestment initiatives and are accounted for under the equity method. Our exposure related to these entities is limited to our recorded investment plus additional amounts committed. At December 31, 2007, we have committed to invest an additional $3.8 million in these partnerships.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(8)	Deposits

Our deposits consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Weighted		Weighted
		average		average
	Balance	rate	Balance	rate
Core deposits:
Savings	$786,759	0.35%	$962,482	0.64%
Interest-bearing checking	468,165	0.37	521,751	0.55
Money market deposit accounts	1,607,137	3.69	1,294,834	3.46
Noninterest-bearing	631,801	—	647,108	—
Total core deposits	3,493,862	1.83%	3,426,175	1.57

Certificates maturing:
Within one year	1,891,427	4.37	2,090,498	4.51
After one year, through two years	115,851	3.97	139,064	3.48
After two years, through three years	23,187	3.75	26,760	3.49
After three years, through four years	13,921	3.94	17,801	3.72
After four years, through five years	9,134	3.92	7,767	3.95
After five years	1,602	3.90	1,671	3.55
Total certificates	2,055,122	4.34	2,283,561	4.42

Total deposits	$5,548,984	2.76%	$5,709,736	2.71%

Interest expense on our deposits is summarized as follows (in thousands):

	2007	2006	2005

Certificates	$101,161	85,921	50,670
Money market deposit accounts	52,249	36,977	21,186
Savings	3,918	6,782	8,017
Interest-bearing checking	2,043	2,505	2,260

	$159,371	132,185	82,133

Certificates of deposit that we issued in amounts over $100 thousand amounted to $548.8 million, $608.7 million, and $525.5 million at December 31, 2007, 2006, and 2005, respectively. Interest expense on those certificates totaled $29.4 million, $24.2 million, and $12.3 million in 2007, 2006, and 2005, respectively. Interest rates on our certificates range from 1.0% to 5.8% at December 31, 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(9)	Borrowings

Our outstanding borrowings at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Short-term borrowings:
FHLB advances	$259,593	75,225
Repurchase agreements	240,665	225,058

Total short-term borrowings	500,258	300,283
Long-term borrowings:
FHLB advances	456,215	265,130
Repurchase agreements	138,508	182,141

Total long-term borrowings	594,723	447,271

Total borrowings	$1,094,981	747,554

Our FHLB advances bear fixed interest rates ranging from 3.01% to 6.07% and had a weighted average rate of 4.57% at December 31, 2007. Our repurchase agreements bear fixed interest rates ranging from 3.61% to 6.32% and had a weighted average rate of 4.42% at December 31, 2007.

Interest expense on our borrowings is summarized as follows (in thousands):

	2007	2006	2005

FHLB advances	$22,047	18,307	22,121
Repurchase agreements	16,761	18,857	20,237
Other	415	—	576

	$39,223	37,164	42,934

We have lines of credit with the FHLB, FRB and a commercial bank that provide a secondary funding source for lending, liquidity and asset and liability management. At December 31, 2007, the FHLB facility totaled $1.3 billion with $715.8 million outstanding that was secured by approximately $838.8 million of our residential mortgage and multifamily loans. As of December 31, 2007, we had no borrowings outstanding on the FRB and commercial bank lines of credit which each totaled $50.0 million. Under the commercial bank line of credit agreement, we are required to pledge shares of First Niagara Financial Group common stock equal to two times the borrowings outstanding and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the LIBOR rate plus 150 basis points that resets every 30, 60 or 90 days or the Prime Rate less 25 basis points.

As of December 31, 2007, we had entered into repurchase agreements with the FHLB and various broker-dealers, whereby our securities available for sale with a carrying value of $378.2 million were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a liability in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2007, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us is equal to the excess of our carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The aggregate maturities of our long-term borrowings at December 31, 2007 are as follows (in thousands, by year of maturity):

2009	$200,011
2010	219,331
2011	83,052
2012	77,704
Thereafter	14,625

$594,723

Included in our borrowing amounts in the preceding table are $80.3 million in repurchase agreements that have call provisions that could accelerate their maturity during 2008 if interest rates were to rise significantly from current levels.

(10)	Securitization and Mortgage Servicing Rights

In September 2007, we securitized approximately $164.3 million of residential real estate loans. The transaction did not result in any realized gain or loss; fair value adjustments on the securitization were recorded in other comprehensive income. At December 31, 2007, we held the FNMA guaranteed mortgage-backed securities in our available-for-sale securities portfolio. We have no recourse obligation for future credit losses on these securitized loans.

We have retained the servicing rights associated with the securitized loans, which resulted in the addition of approximately $1.8 million to our capitalized mortgage servicing rights. Changes in our MSRs are summarized as follows (in thousands):

	December 31, 2007	December 31, 2006

Balance, beginning of period	$2,491	$2,268
Addition of mortgage servicing rights	2,166	485
Amortization	(345)	(262)
Balance, end of period	$4,312	$2,491

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

(11)	Real Estate Impairment Charges

During 2007, we committed to a plan to sell or abandon certain underperforming or redundant real estate properties that we had acquired in connection with previous bank and financial services acquisitions. The Company has entered into discussions to sell the affected properties, as well as marketing them using external real estate brokers and we anticipate completing the disposal of the assets within one year. In accordance with applicable accounting principles, the properties were reclassified as “held-for-sale” which requires that the carrying amounts be adjusted to fair value and no longer depreciated.

The affected assets included buildings with carrying values of $10.3 million which were written down to fair value through a $4.8 million charge which is included as part of occupancy and equipment expense in the Consolidated Statements of Income. The carrying amounts of these properties at December 31, 2007 was $5.1 million and is included as part of premises and equipment in the Consolidated Statements of Condition.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(12)	Commitments and Contingent Liabilities

Loan Commitments
In the ordinary course of business, we extend commitments to originate residential mortgages, commercial loans, and other consumer loans. These commitments to extend credit are agreements to lend to a customer as long as there has not been a violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by our customer. Since we do not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. Our commitments to extend credit may be written on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the time of commitment and the actual extension of credit.

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

Information pertaining to our loan commitments is as follows (in thousands):

	2007	2006

Outstanding commitments to originate loans
Fixed rate	$139,840	109,516
Variable rate	142,768	195,598
Total commitments outstanding	$282,608	305,114

Unused lines of credit	1,127,008	498,861
Standby letters of credit	104,837	66,271
Commitments to sell residential mortgages	6,112	2,902

Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2007 were $6.0 million in 2008; $5.7 million in 2009; $4.5 million in 2010; $3.9 million in 2011; $3.6 million in 2012; and a total of $25.5 million thereafter through 2041. Under these leases we are obligated for real estate taxes, insurance and maintenance expenses.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2007.

(13)	Capital

Office of Thrift Supervision (“OTS”) regulations require savings institutions such as First Niagara Bank to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. First Niagara Commercial Bank, a New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation (“FDIC”) that are substantially similar to the capital requirements imposed on First Niagara Bank. The FDIC regulations require our commercial bank to maintain a minimum ratio of total capital to risk-weighted assets of 8.0% and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our commercial bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.

Under prompt corrective action regulations, an institution’s respective regulatory authority is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banks into five categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a tier 1 (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The actual capital amounts and ratios for First Niagara Bank and First Niagara Commercial Bank at December 31, 2007 and 2006 are presented in the following table (dollars in thousands):

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
First Niagara Bank:
December 31, 2007:
Tangible capital	$552,638	7.54%	$109,957	1.50%	$	N/A	N/A	%
Tier 1 (core) capital	552,638	7.54	293,220	4.00		366,525	5.00
Tier 1 risk-based capital	552,638	10.10	N/A	N/A		328,317	6.00
Total risk-based capital	621,037	11.35	437,756	8.00		547,195	10.00

December 31, 2006:
Tangible capital	$557,269	7.73%	$108,141	1.50%	$	N/A	N/A	%
Tier 1 (core) capital	557,269	7.73	288,377	4.00		360,471	5.00
Tier 1 risk-based capital	557,269	10.91	N/A	N/A		306,507	6.00
Total risk-based capital	621,124	12.16	408,675	8.00		510,844	10.00

First Niagara Commercial Bank:
December 31, 2007:
Leverage Ratio	$37,633	6.19%	$18,248	3.00%		$30,413	5.00%
Tier 1 risk-based capital	37,633	28.78	5,230	4.00		7,845	6.00
Total risk-based capital	37,633	28.78	10,460	8.00		13,075	10.00

December 31, 2006:
Leverage Ratio	$23,852	5.07%	$14,107	3.00%		$23,511	5.00%
Tier 1 risk-based capital	23,852	23.08	4,133	4.00		6,199	6.00
Total risk-based capital	23,852	23.08	8,266	8.00		10,332	10.00

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items that we calculate under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS and FDIC about capital components, risk weightings and other factors. These capital requirements apply only to First Niagara Bank and First Niagara Commercial Bank, and do not consider additional capital retained by the holding company.

As of December 31, 2007, the Bank met all capital adequacy requirements to which they were subject. The most recent FDIC notification categorized the Bank as well-capitalized under the prompt corrective action regulations. We are unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of the Bank.

Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. We do not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well capitalized position.

During 2007, we repurchased 7.0 million shares of our common stock at an average cost $13.74 per share. As of December 31, 2007, we are authorized to repurchase an additional 4.1 million shares.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(14)	Stock-Based Compensation

We offer several stock based incentive plans which are described below.

Stock Option Plans. We have two stock based compensation plans under which we may grant options to our directors and key employees. The 1999 Stock Option Plan originally authorized us to issue up to 3,597,373 shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes us to issue up to 8,020,454 shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2007, we granted both stock options and stock awards under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2007, we had 4,790,716 shares available for grant under these plans.

Restricted Stock Plan. Our 1999 Reward and Recognition Plan (the “RRP Plan”) authorizes the issuance of up to 1,438,949 shares of restricted stock to directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. As discussed above, restricted stock may also be granted under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards. At December 31, 2007, we had 5,021 shares available for grant under this plan.

Long-Term Performance Plan. We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP plan is a multi-year performance plan, with share-based incentive award opportunities if certain company performance targets are met. The LTPP Plan will be funded by shares previously approved and authorized under our existing stock based compensation plans. As of December 31, 2007, we had allocated approximately 51,000 shares to the LTPP plan.

At December 31, 2007, we held approximately 15.3 million shares of our stock as treasury shares. This is more than adequate to meet the share requirements of our current stock based compensation plans. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. During 2007 we repurchased 7.0 million shares of our stock. As of December 31, 2007, we are authorized to repurchase an additional 4.1 million shares under the current program. During 2007 we issued 1.1 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

Our results for 2007 and 2006 include share-based compensation expense under these plans totaling $6.3 million and $3.7 million, respectively. We have recorded these amounts in salaries and employee benefits expense in our Consolidated Statement of Income.

Stock Option Grants
The following is a summary of our stock option activity for 2007:

		Weighted
	Number of	Average
	shares	exercise price

Outstanding at January 1, 2007	3,736,718	$10.69

Granted	372,220	14.50
Exercised	(887,827)	6.58
Forfeited	(329,759)	14.08

Outstanding at December 31, 2007	2,891,352	$12.06

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The following is a summary of our stock options outstanding at December 31, 2007, 2006 and 2005:

		Weighted	Weighted		Weighted
		average	average		average
	Options	exercise	remaining	Options	exercise
Exercise price	outstanding	price	life (years)	exercisable	price
December 31, 2007:
$3.49 - $12.87	1,059,595	$9.18	4.30	965,345	$8.83
$12.91	725,375	12.91	7.21	401,694	12.91
$13.28 - $14.70	801,580	13.97	7.31	392,480	13.54
$14.83 - $16.21	304,802	14.99	7.56	161,439	15.09
Total	2,891,352	12.06	6.21	1,920,958	11.17

December 31, 2006:
$3.49 - $4.87	960,515	$3.95	3.19	960,515	$3.95
$5.33 - $12.91	1,749,290	12.35	7.45	876,585	11.81
$13.28 - $14.95	946,987	14.07	7.82	442,695	13.79
$15.00 - $16.21	79,926	15.46	7.09	42,257	15.56
Total	3,736,718	10.69	6.44	2,322,052	9.00

December 31, 2005:
$3.49 - $4.16	1,270,503	$3.86	3.88	1,270,503	$3.86
$4.87 - $12.87	1,215,545	10.65	7.20	914,145	9.93
$12.91 - $13.28	1,531,115	13.02	8.88	574,139	13.10
$13.52 - $16.21	391,660	14.79	8.27	222,907	14.84
Total	4,408,823	9.89	6.92	2,981,694	8.32

December 31, 2007	Total shares	Aggregate intrinsic value (1)	Weighted average remaining contractual term

Options outstanding	2,891,352	$3,361,284	6.21
Options currently exercisable	1,920,958	3,360,660	5.28

(1)	Intrinsic value is the difference between the fair market value of our stock at December 31, 2007 and the weighted average exercise price of the stock award.

The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $6.6 million, $5.6 million, and $3.7 million, respectively. As of December 31, 2007, we have $3.5 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.6 years.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

To estimate the fair value of our stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the periods indicated as well as the weighted-average assumptions that we utilized to compute the fair value of the options:

	2007	2006	2005
Options granted	372,220	318,738	1,343,970
Grant date weighted average fair value per share	$3.31	$3.64	$3.50
Grant date weighted average share price	$14.50	$14.79	$13.05
Dividend yield	3.59%	3.23%	2.75%
Risk-free interest rate	4.71%	4.76%	4.04%
Expected volatility factor	26.68%	27.80%	29.30%
Expected life (in years)	6.23	5.98	6.50

In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

Pro forma information under SFAS No. 123 for 2005 regarding option grants made to our directors and certain employees is as follows (in thousands, except per share amounts)

Net Income:
As reported	$92,859
Add: Stock based employee compensation expense included in net income, net of related income tax effects	939
Deduct: Stock based employee compensation expense determined under the fair-value based method, net of related income tax effects	(2,983)

Pro forma	$90,815

Basic earnings per share:
As reported	$0.85
Pro forma	0.83

Diluted earnings per share:
As reported	$0.84
Pro forma	0.82

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

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2007 we have $4.4 million of unrecognized compensation cost related to unvested awards that we granted under the RRP Plan. We expect this cost to be recognized over a weighted average period of 2.07 years.

The following is a summary of our restricted stock activity for 2007:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2007	418,957	$14.12
Awarded	261,352	14.55
Vested	(106,278)	13.55
Forfeited	(46,326)	14.44
Unvested at December 31, 2007	527,705	$14.42

The fair value of RRP awards that vested during 2007, 2006, and 2005 was $1.5 million, $2.0 million, and $1.9 million, respectively.

(15)	Income Taxes

Our total income taxes were allocated as follows (in thousands):

	2007	2006	2005

Income tax expense	40,938	47,533	52,400
Stockholders’ equity	9,246	(2,728)	(9,796)

The components of our income tax expense are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$41,222	35,855	39,986
State	3,611	3,247	3,477
	44,833	39,102	43,463
Deferred taxes (benefit):
Federal	(3,392)	7,896	7,655
State	(503)	535	1,282
	(3,895)	8,431	8,937

Total income taxes	$40,938	47,533	52,400

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Our effective tax rate for 2007, 2006, and 2005 was 32.7%, 34.1%, and 36.1%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows (in thousands):

	2007	2006	2005

Expected tax expense	$43,758	48,787	50,841
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	1,529	2,632	3,782
Bank-owned life insurance income	(1,697)	(1,107)	(1,343)
Surrender of bank-owned life insurance	—	—	1,185
Municipal interest	(3,528)	(3,232)	(2,520)
Nondeductible ESOP expense	436	426	436
Amortization of nondeductible intangibles	186	186	186
Other	254	(159)	(167)

Income taxes	$40,938	47,533	52,400

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006

Deferred tax assets:
Financial statement allowance for credit losses	$26,797	27,436
SOP 03-3 adjustment	185	453
Premises and Equipment	3,115	711
Deferred compensation	5,679	6,270
Post-retirement benefit obligation	3,721	3,340
Unrealized loss on securities available for sale	16	9,394
Net operating loss carryforwards acquired	—	57
Other	2,444	2,334

Total gross deferred tax assets	41,957	49,995
Valuation allowance	—	—
Net deferred tax assets	41,957	49,995
Deferred tax liabilities:
Tax return allowance for credit losses, in excess of base year amount	(2,128)	(2,280)
Net purchase premium on acquired companies	(3,235)	(2,496)
Acquired intangibles	(14,538)	(16,991)
Pension benefits	(5,522)	(2,548)
Other	(763)	(1,263)

Total gross deferred tax liabilities	(26,186)	(25,578)

Net deferred tax asset	$15,771	24,417

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2007.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2007, our Federal pre-1988 reserve, for which we have made no Federal income tax provision, was approximately $42.0 million.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). Effective for fiscal years beginning after December 15, 2006, FIN 48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption did not require us to recognize any increase or decrease in our liability for unrecognized tax benefits as a result of implementation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,978
Additions based on tax positions related to the current year	345
Additions for tax positions of prior years	257
Reductions for tax positions of prior years	(87)
Settlements	(1,058)

Balance at December 31, 2007	$2,435

Included in the balance at December 31, 2007, are $1.9 million of unrecognized tax benefits that, if recognized before January 1, 2009, would favorably affect the effective income tax rate. If recognized after January 1, 2009, $2.3 million of these unrecognized tax benefits would favorably affect the effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, we accrued approximately $231 thousand of penalties and interest and we recognized a benefit of approximately $186 thousand of penalties and interest upon settlements. We had approximately $1.0 million and $1.1 million accrued for penalties and interest at December 31, 2007, and 2006, respectively.

We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Internal Revenue Service commenced an examination of our federal income tax returns for 2005 and 2006 during the fourth quarter of 2007 that is anticipated to be completed during 2008. We do not anticipate a material change to our financial position due to the settlement of this audit. The New York State Department of Taxation and Finance commenced an examination of our New York State income tax returns for 2000 through 2003 during the first quarter of 2005, which was completed during the third quarter of 2007. The adjustments of this examination resulted in a settlement of $796 thousand of which such amounts were previously included as part of our unrecognized tax benefits.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(16)	Earnings Per Share

The following table is a computation of our basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	2007	2006	2005

Net income available to common stockholders	$84,085	91,859	92,859

Basic and diluted weighted average shares outstanding:
Total shares issued	120,045	120,045	118,773
Unallocated ESOP shares	(3,486)	(3,682)	(3,836)
Unvested restricted stock awards	(554)	(360)	(404)
Treasury shares	(13,167)	(8,935)	(4,887)

Total basic weighted average shares outstanding	102,838	107,068	109,646

Incremental shares from assumed exercise of stock options	490	854	904

Incremental shares from assumed vesting of restricted stock awards	144	105	108

Total diluted weighted average shares outstanding	103,472	108,027	110,658

Basic earnings per share	$0.82	0.86	0.85

Diluted earnings per share	$0.81	0.85	0.84

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	897	1,346	329

(17)	Benefit Plans

Pension Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service will not be considered when computing an employee’s benefits under the Plan. As of December 31, 2007, we have met all minimum ERISA funding requirements.

We also have an unfunded senior executive retirement plan (“SERP”) for which we have recorded accumulated other comprehensive loss of $499 thousand at December 31, 2007, and $474 thousand at December 31, 2006. We had assumed this plan in connection with a previous acquisition, therefore no employees are eligible to commence participation in the SERP. The projected benefit obligation and accumulated benefit obligation for the SERP was $1.6 million and $1.9 million, respectively, at the October 1, 2007 and 2006 measurement dates.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Information regarding our pension plans at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$68,170	72,947
Interest cost	3,818	3,740
Actuarial gain	(3,643)	(4,718)
Benefits paid	(4,231)	(3,799)

Projected benefit obligation at end of year	64,114	68,170

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	72,723	72,189
Employer contributions	556	187
Actual return on plan assets	7,451	4,146
Benefits paid	(4,231)	(3,799)

Fair value of plan assets at end of year	76,499	72,723

Funded status at year end	$12,385	4,553

Net pension income is comprised of the following (in thousands):

	2007	2006	2005

Interest cost	$3,818	3,740	3,855
Expected return on plan assets	(4,971)	(5,643)	(5,448)
Amortization of unrecognized loss	161	577	381
Amortization of unrecognized prior service liability	16	16	16
Settlement charge	84	—	—

Net periodic pension income	$(892)	(1,310)	(1,196)

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2007 are as follows (in thousands):

Net gain	$(6,101)
Amortization of prior service cost	(16)

Total gain recognized in other comprehensive income	(6,117)

Total recognized in net periodic pension income and other comprehensive income	$(7,009)

The principal actuarial assumptions used were as follows:

	2007	2006	2005
Projected benefit obligation
Discount rate	6.25%	5.75%	5.25%
Net periodic pension income
Discount rate	5.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	7.00%	8.00%	9.00%

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

The discount rate that we used in the measurement of our pension obligation is based on the Moody’s Seasoned Aaa and Aa corporate bond rates as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations. We assumed equities securities to earn a return in the range of 7.0% to 7.5% and fixed income securities to earn a return in the range of 4.5% to 5.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 7.0%.

The weighted average asset allocation of our funded pension plan at October 1, 2007 and 2006, the Plan’s measurement date, was as follows (in thousands):

	2007	2006
Asset Category:
Equity mutual funds	57%	52%
Bond mutual funds	31%	36%
Cash	12%	12%

	100%	100%

Our target allocation for investment in equity mutual funds is 40% - 60% with a mix between large cap core and value, small cap and international companies. Our target allocation for bond investments (which includes mutual funds, U.S. government bonds, and cash) is 40% - 60% with a mix between actively managed and intermediate bond funds. This allocation is consistent with our goal of diversifying the Plan’s assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 5% from the target.

Estimated benefit payments under our pension plans over the next ten years at December 31, 2007 are as follows (in thousands):

2008	$3,580
2009	3,611
2010	3,605
2011	3,645
2012	3,701
2013-2017	20,664

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. Information regarding the post-retirement plan at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$8,371	9,578
Interest cost	462	488
Actuarial loss (gain)	1,113	(1,025)
Benefits paid	(554)	(670)
Accumulated post-retirement benefit obligation at end of year	$9,392	8,371

Funded status at year end	$(9,392)	(8,371)

The components of net periodic post-retirement benefit cost are as follows (in thousands):

	2007	2006	2005

Interest cost	$462	488	501
Amortization of unrecognized loss	15	159	100
Amortization of unrecognized prior service cost	(64)	(64)	(64)

Total periodic post-retirement cost	$413	583	537

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2007 are as follows (in thousands):

Net loss	$1,098
Amortization of prior service cost	64

Total loss recognized in other comprehensive income	1,162

Total recognized in net periodic post-retirement loss and other comprehensive income	$1,575

The principal actuarial assumptions used were as follows:

	2007	2006	2005
Accumulated post-retirement benefit obligation
Discount rate	6.25%	5.75%	5.25%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%

Total periodic cost
Discount rate	5.75%	5.25%	5.75%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%

We use an October 1st measurement date for our post-retirement plan. The discount rate that we used in the measurement of our post-retirement obligation is based on the Moody’s Seasoned Aaa and Aa corporate bond rates as of the measurement date. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10.0% for 2008, and gradually decreased to 5.0% by 2018 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2007 and our total periodic cost for 2007 would have increased by 11%. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2007 would have decreased by 7% and our total periodic cost would have decreased by 8%. We do not anticipate making any contributions to the post-retirement plan in 2008, except to continue funding benefit payments as they come due.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2007 are as follows (in thousands):

2008	$825
2009	670
2010	690
2011	710
2012	730
2013-2017	3,740

Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans are as follows (in thousands):

	2007	2006
Other assets:
Fair value of pension plan assets in excess of projected benefit obligation	$12,385	4,553

Other liabilities:
Accumulated post-retirement benefit obligation	$9,392	8,371

Accumulated other comprehensive loss, net of taxes:
Pension plans	$1,638	5,488
Post-retirement benefit plan	943	240
	$2,581	5,728

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. Our total contribution to the 401(k) plan amounted to $3.5 million, $3.2 million and $2.4 million for 2007, 2006 and 2005, respectively.

  Employee Stock Ownership Plan (“ESOP”)
Our employees that meet certain age and service requirements are eligible to participate in our ESOP. Our ESOP holds shares of First Niagara Financial Group common stock that were purchased in the 1998 initial public offering and in the open market. The purchased shares were funded by loans in 1998 and 2003 from the Company to the Bank payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from the Bank and dividends on allocated and unallocated First Niagara Financial Group stock held by the ESOP. The loan can be prepaid without penalty.

Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $2.5 million, $2.2 million and $1.8 million was recognized for 2007, 2006, and 2005, respectively, in connection with the 221,291 shares allocated to participants during 2007, 195,705 shares allocated to participants during 2006, and 154,499 shares allocated to participants during 2005. The amount of unallocated and allocated FNFG shares held by the ESOP were 3,323,662 and 1,185,002 respectively, at December 31, 2007 and 3,544,953 and 1,110,642, respectively, at December 31, 2006. The fair value of unallocated ESOP shares was $40.0 million and $52.7 million at December 31, 2007 and 2006, respectively.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

Other Plans
We also sponsor various non-qualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $3.4 million, $6.1 million and $5.9 million for 2007, 2006, and 2005, respectively.

(18)	Fair Value of Financial Instruments

The carrying value and estimated fair value of our financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	Carrying value	Estimated fair value
December 31, 2007:
Financial assets:
Cash and cash equivalents	$114,991	114,991
Securities available for sale	1,217,164	1,217,164
Loans and leases, net	5,654,705	5,870,888
FHLB stock	52,242	52,242
Financial liabilities:
Deposits	$5,548,984	5,547,242
Borrowings	1,094,981	1,104,870

December 31, 2006:
Financial assets:
Cash and cash equivalents	$187,652	187,652
Securities available for sale	1,060,422	1,060,422
Loans and leases, net	5,593,512	5,631,079
FHLB stock	34,869	34,869
Financial liabilities:
Deposits	$5,709,736	$5,696,901
Borrowings	747,554	741,810

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
Years Ended December 31, 2007, 2006 and 2005

Cash and Cash Equivalents
The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

Securities Available for Sale
The carrying value of our available for sale securities approximates fair value and is primarily based on year-end pricing information obtained from an independent, nationally recognized pricing service. If a price is not available, fair value is estimated using valuations obtained from securities dealers.

Loans and Leases
Our variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value.

We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using year-end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.

FHLB Stock
The carrying value of our FHLB stock approximates fair value.

Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors’ payments held in escrow, is equal to the amount payable on demand. The fair value of our certificates of deposit is based on the discounted value of contractual cash flows, using the year-end rates offered for deposits of similar remaining maturities.

Borrowings
The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using year-end market rates for borrowings of similar remaining maturities.

Commitments
The fair value of our commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in Note 12.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(19)	Segment Information

We have two business segments, banking and financial services. Our financial services segment includes our insurance, investment advisory, trust, and employee benefits administration and consulting businesses. All of our other operations, including the results of First Niagara Bank, are included within our banking segment. Substantially all of our assets relate to our banking segment. Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

Information for our segments for the years ended December 31, 2007, 2006 and 2005 is presented in the following table (in thousands):

	Banking	Financial services	Consolidated total
2007
Net interest income	$224,049	129	224,178
Provision for credit losses	8,500	—	8,500
Net interest income after provision for credit losses	215,549	129	215,678
Noninterest income	70,634	61,177	131,811
Amortization of core deposit and other intangibles	6,262	4,171	10,433
Other noninterest expense	166,264	45,769	212,033
Income before income taxes	113,657	11,366	125,023
Income tax expense	36,393	4,545	40,938

Net income	$77,264	6,821	84,085

2006
Net interest income	$246,188	293	246,481
Provision for credit losses	6,456	—	6,456
Net interest income after provision for credit losses	239,732	293	240,025
Noninterest income	54,740	56,478	111,218
Amortization of core deposit and other intangibles	7,569	4,233	11,802
Other noninterest expense	156,016	44,033	200,049
Income before income taxes	130,887	8,505	139,392
Income tax expense	44,115	3,418	47,533

Net income	$86,772	5,087	91,859

2005
Net interest income	$250,104	46	250,150
Provision for credit losses	7,348	—	7,348
Net interest income after provision for credit losses	242,756	46	242,802
Noninterest income	52,387	38,276	90,663
Amortization of core deposit and other intangibles	9,000	3,083	12,083
Other noninterest expense	145,389	30,734	176,123
Income before income taxes	140,754	4,505	145,259
Income tax expense	50,588	1,812	52,400

Net income	$90,166	2,693	92,859

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

(20)	Condensed Parent Company Only Financial Statements

The following condensed statements of condition of the Company as of December 31, 2007 and 2006 and the related condensed statements of income and cash flows for 2007, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and related notes (in thousands):

	2007	2006
Condensed Statements of Condition
Assets:
Cash and cash equivalents	$11,571	59,003
Investment securities available for sale	—	1,164
Loan receivable from ESOP	28,605	29,820
Investment in subsidiary	1,297,352	1,284,457
Other assets	18,087	15,279

Total assets	$1,355,615	1,389,723

Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$2,436	2,526
Stockholders’ equity	1,353,179	1,387,197

Total liabilities and stockholders’ equity	$1,355,615	1,389,723

	2007	2006	2005
Condensed Statements of Income
Interest income	$1,591	1,648	1,702
Dividends received from subsidiary	96,000	98,900	215,000
Total interest and dividend income	97,591	100,548	216,702
Interest expense	415	—	109
Net interest income	97,176	100,548	216,593
Noninterest income	384	62	1,905
Noninterest expense	9,452	7,370	5,569
Income before income taxes and overdistributed income of subsidiary	88,108	93,240	212,929
Income tax benefit	(3,464)	(2,520)	(1,073)
Income before overdistributed income of subsidiary	91,572	95,760	214,002
Overdistributed income of subsidiary	(7,487)	(3,901)	(121,143)

Net income	$84,085	91,859	92,859

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$84,085	91,859	92,859
Adjustments to reconcile net income to net cash provided by operating activities:
Overdistributed income of subsidiary	7,487	3,901	121,143
Stock based compensation expense	6,271	3,614	1,565
Deferred income tax (benefit) expense	(1,798)	(712)	95
Decrease (increase) in other assets	864	(1,702)	3,956
(Decrease) increase in other liabilities	(90)	(27)	392
Net cash provided by operating activities	96,819	96,933	220,010

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,213	—	1,400
Acquisitions, net of cash and cash equivalents	—	—	(50,852)
Repayment of ESOP loan receivable	1,215	990	600
Net cash provided by (used in) investing activities	2,428	990	(48,852)

Cash flows from financing activities:
Purchase of treasury stock	(95,690)	(40,074)	(87,964)
Proceeds from exercise of stock options	4,910	3,866	1,658
Dividends paid on common stock	(55,899)	(49,434)	(42,360)
Net cash used in financing activities	(146,679)	(85,642)	(128,666)
Net increase (decrease) in cash and cash equivalents	(47,432)	12,281	42,492
Cash and cash equivalents at beginning of year	59,003	46,722	4,230
Cash and cash equivalents at end of year	$11,571	59,003	46,722

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting - Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

Evaluation of Disclosure Controls and Procedures - With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated by reference to other filings.

Exhibit Index to Form 10-K

Exhibit 3.3	Certificate of Incorporation (1)

Exhibit 3.4	Amended and Restated Bylaws (2)

Exhibit 10.1	Form of Employment Agreement with the Named Executive Officers (3)

Exhibit 10.2	First Niagara Bank Deferred Compensation Plan (4)

Exhibit 10.3	First Niagara Financial Group, Inc. 1999 Stock Option Plan(5)

Exhibit 10.4	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(6)

Exhibit 10.5	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(5)

Exhibit 10.6	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (7)

Exhibit 10.7	Residential Mortgage Program Agreement with Homestead Funding Corp. (8)

Exhibit 10.8	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(9)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 16 of Notes to Consolidated Financial Statements)
Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.
(3)	Incorporated by reference to our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.
(4)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.
(5)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.
(6)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004.
(8)	Incorporated by reference to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.
(9)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: February 29, 2008	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel	Director, President & CEO	February 29, 2008
John R. Koelmel

/s/ Michael W. Harrington	Chief Financial Officer	February 29, 2008
Michael W. Harrington

/s/ Thomas E. Baker	Director	February 29, 2008
Thomas E. Baker

/s/ G. Thomas Bowers	Director, Chairman	February 29, 2008
G. Thomas Bowers

/s/ Daniel J. Hogarty, Jr.	Director	February 29, 2008
Daniel J. Hogarty, Jr.

/s/ William H. Jones	Director	February 29, 2008
William H. Jones

/s/ Daniel W. Judge	Director	February 29, 2008
Daniel W. Judge

/s/ George M. Philip	Director	February 29, 2008
George M. Philip

/s/ Sharon D. Randaccio	Director	February 29, 2008
Sharon D. Randaccio

/s/ Louise Woerner	Director	February 29, 2008
Louise Woerner

/s/ David M. Zebro	Director, Vice Chairman	February 29, 2008
David M. Zebro