Form 10-Q
period 2008-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2008-05-08
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☐ NO ☐

The Registrant had 109,699,533 shares of Common Stock, $0.01 par value, outstanding as of May 7, 2008.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Condition

(in thousands, except share and per share amounts)	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Cash and cash equivalents	$131,782	114,991
Restricted cash	3,923	—
Securities available for sale	1,414,774	1,217,164
Loans held for sale	1,318	3,278
Loans and leases, net of allowance for credit losses of $74,283 and $70,247 in 2008 and 2007, respectively	6,272,567	5,651,427
Bank-owned life insurance	123,622	108,875
Premises and equipment, net	99,144	88,687
Goodwill	766,415	706,924
Core deposit and other intangibles	41,847	43,147
Other assets	212,309	161,735
Total assets	$9,067,701	8,096,228

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,237,271	5,548,984
Short-term borrowings	408,097	500,258
Long-term borrowings	857,424	594,723
Other liabilities	132,277	99,084
Total liabilities	7,635,069	6,743,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 125,420,027 and 120,044,736 shares issued in 2008 and 2007	1,254	1,200
Additional paid-in capital	1,318,385	1,244,766
Retained earnings	348,446	344,656
Accumulated other comprehensive income (loss)	3,289	(2,604)
Common stock held by ESOP; 3,260,624 shares in 2008 and 3,323,662 shares in 2007	(24,944)	(25,350)
Treasury stock, at cost; 15,717,516 shares in 2008 and 15,274,479 shares in 2007	(213,798)	(209,489)
Total stockholders’ equity	1,432,632	1,353,179
Total liabilities and stockholders’ equity	$9,067,701	8,096,228

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	Three months ended
	March 31,
	2008	2007
	(in thousands, except per share amounts)

Interest income:
Loans and leases	$95,052	91,681
Securities available for sale and other investments	14,935	11,517
Total interest income	109,987	103,198

Interest expense:
Deposits	37,108	38,649
Borrowings	12,817	8,349
Total interest expense	49,925	46,998

Net interest income	60,062	56,200
Provision for credit losses	3,100	1,600

Net interest income after provision for credit losses	56,962	54,600

Noninterest income:
Banking services	9,310	8,995
Insurance and benefits consulting	12,762	13,016
Wealth management services	2,217	2,203
Lending and leasing	2,255	1,904
Bank owned life insurance	1,177	1,055
Other	1,546	739
Total noninterest income	29,267	27,912

Noninterest expense:
Salaries and employee benefits	33,419	32,892
Occupancy and equipment	7,160	5,982
Technology and communications	5,007	4,839
Marketing and advertising	2,502	1,688
Professional services	1,072	809
Amortization of core deposit and other intangibles	2,251	2,691
Other	6,096	5,740
Total noninterest expense	57,507	54,641

Income before income taxes	28,722	27,871
Income taxes	9,909	9,337

Net income	$18,813	18,534

Earnings per share:
Basic	$0.18	0.18
Diluted	$0.18	0.17

Weighted average common shares outstanding:
Basic	103,230	105,294
Diluted	103,641	106,004

Dividends per common share	$0.14	0.13

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended
	March 31,
	2008	2007
	(in thousands)

Net income	$18,813	18,534

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	5,876	2,989

Other adjustments, net of income taxes	17	18

Total other comprehensive income	5,893	3,007

Total comprehensive income	$24,706	21,541

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	income (loss)	ESOP	stock	Total
	(in thousands, except per share amounts)

Balances at January 1, 2008	$1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179

Net income	—	—	18,813	—	—	—	18,813
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	54	73,727	—	—	—	—	73,781
Total other comprehensive income, net	—	—	—	5,893	—	—	5,893
Adoption of SFAS No. 158	—	—	(117)	—	—	—	(117)
Purchase of treasury stock	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	222	—	—	406	—	628
Stock-based compensation expense	—	1,524	—	—	—	—	1,524
Net tax benefits related to stock-based compensation	—	96	—	—	—	—	96
Exercise of stock options and restricted stock activity	—	(1,950)	(756)	—	—	2,486	(220)
Common stock dividend of $0.14 per share	—	—	(14,150)	—	—	—	(14,150)

Balances at March 31, 2008	$1,254	1,318,385	348,446	3,289	(24,944)	(213,798)	1,432,632

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock held by ESOP	Treasury stock	Total
	(in thousands, except per share amounts)

Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	(127,871)	1,387,197

Net income	—	—	18,534	—	—	—	18,534
Total other comprehensive income, net	—	—	—	3,007	—	—	3,007
Purchase of treasury stock	—	—	—	—	—	(45,223)	(45,223)
ESOP shares committed to be released	—	280	—	—	334	—	614
Stock-based compensation expense	—	1,536	—	—	—	—	1,536
Net tax benefits related to stock-based compensation	—	1,149	—	—	—	—	1,149
Exercise of stock options and restricted stock activity	—	(3,450)	(2,940)	—	—	7,171	781
Common stock dividend of $0.13 per share	—	—	(13,803)	—	—	—	(13,803)

Balances at March 31, 2007	$1,200	1,237,331	324,536	(16,870)	(26,482)	(165,923)	1,353,792

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$18,813	18,534
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	1,578	1,086
Provision for credit losses	3,100	1,600
Depreciation of premises and equipment	2,661	3,032
Impairment loss from real estate writedowns	890	—
Amortization of core deposit and other intangibles	2,251	2,691
Originations of loans held for sale	(14,584)	(17,003)
Proceeds from sales of loans held for sale	16,706	16,244
Gain on sale of loans	(172)	(68)
ESOP and stock-based compensation expense	2,135	2,138
Deferred income tax expense (benefit)	118	(1,158)
Income from bank owned life insurance	(1,177)	(1,055)
Net (increase) decrease in other assets	(321)	325
Net increase in other liabilities	2,644	4,147
Net cash provided by operating activities	34,642	30,513

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	65,378	52,504
Principal payments received on securities available for sale	43,069	35,225
Purchases of securities available for sale	(67,215)	(111,182)
Loan originations in excess of principal payments	(79,152)	(53,557)
Acquisitions, net of cash and cash equivalents	(84,983)	(5,567)
Other, net	(2,809)	3,978
Net cash used in investing activities	(125,712)	(78,599)

Cash flows from financing activities:
Net increase in deposits	95,027	89,340
Repayments of short-term borrowings, net	(150,475)	(27,528)
Proceeds from long-term borrowings	190,000	—
Repayments of long-term borrowings	(5,893)	(2,955)
Proceeds from exercise of stock options	51	919
Excess tax benefit from stock based compensation	96	1,149
Purchase of treasury stock	(6,795)	(44,144)
Dividends paid on common stock	(14,150)	(13,803)
Net cash provided by financing activities	107,861	2,978

Net increase (decrease) in cash and cash equivalents	16,791	(45,108)
Cash and cash equivalents at beginning of period	114,991	187,652
Cash and cash equivalents at end of period	$131,782	142,544

Cash paid during the period for:
Income taxes	$5,226	2,674
Interest expense	48,756	46,522
Acquisition of noncash assets and liabilities:
Assets acquired	$902,537	5,964
Liabilities assumed	743,766	397

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2008 do not necessarily reflect the results that may be expected for the year ending December 31, 2008. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. The Company and the Bank are referred to collectively as “we” or “our.”

(1)	Acquisition

Greater Buffalo Savings Bank
On February 15, 2008, we acquired all of the outstanding common shares of Great Lakes Bancorp, Inc. (“Great Lakes”), the parent company of Greater Buffalo Savings Bank. Under the terms of the merger agreement, Great Lakes stockholders received 5.4 million shares of First Niagara Financial Group, Inc. stock as well as cash consideration totaling $75.8 million in the aggregate. Capitalized costs related to the acquisition, primarily investment banking and professional fees, totaled approximately $1.1 million.

The results of Great Lakes’ operations are included in our 2008 Consolidated Statement of Income from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Securities available for sale	$211,752
Loans, net	546,927
Goodwill	59,192
Core deposits and other intangibles	879
Other assets	75,655
Total assets acquired	894,405

Deposits	593,252
Borrowings	137,718
Other liabilities	12,796
Total liabilities assumed	743,766

Net assets acquired	$150,639

The core deposits and other intangible assets are being amortized using the double declining balance method over their 10-year estimated useful life. The goodwill, which is not amortized, was assigned to our banking segment and is not deductible for tax purposes.

In December 2007, Greater Buffalo Savings Bank entered into a definitive agreement to sell two branch locations with deposits totaling $19.7 million and premises and equipment with a fair value of $3.0 million. This transaction closed on March 15, 2008. These deposit liabilities and premises and equipment have been excluded from the assets acquired and liabilities assumed shown above. The net gain of $329 thousand resulting from this sale is reflected in goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the assets acquired and liabilities assumed from Great Lakes were recorded at fair value on the date of acquisition.

The fair value of available for sale securities acquired from Great Lakes was obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.

The estimation of the fair value for loans acquired from Great Lakes employed a pooling methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were estimated using an estimated rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans in existence at the acquisition date.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

The fair value for savings and transaction deposit accounts acquired from Great Lakes was assumed to approximate the carrying value as of the acquisition date due to the variable-rate nature of these products. Certificates of deposit accounts were valued comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into monthly pools. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity.

The fair value of certain borrowings assumed from Great Lakes was provided by securities dealers. The fair value for certain other borrowings assumed from Great Lakes was estimated using the present value of projected cash flows from maturing borrowings, discounted utilizing current market rates of identical borrowings as of the acquisition date. One borrowing acquired from Great Lakes, due to its structure, was valued based on the most recent similarly structured borrowing of another financial institution.

(2)	Loans and Leases

The following is a summary of our loans and leases for the dates indicated (in thousands):

	March 31, 2008	December 31, 2007
Commercial:
Real estate	$2,031,350	1,902,334
Construction	357,419	292,675
Business	863,152	730,029
Total commercial loans	3,251,921	2,925,038

Residential real estate (1)	2,149,363	1,955,690
Home equity	564,624	503,779
Other consumer	173,264	127,169
Specialized lending (2)	174,476	183,747
Total loans and leases	6,313,648	5,695,423

Net deferred costs and unearned discounts	34,520	29,529
Allowance for credit losses	(74,283)	(70,247)
Total loans and leases, net	$6,273,885	5,654,705

(1)	Includes $1.3 million and $3.3 million of loans held for sale at March 31, 2008 and December 31, 2007, respectively.
(2)	Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the periods indicated (in thousands):

	Three months ended March 31,
	2008	2007

Balance at beginning of period	$70,247	71,913
Charge-offs	(2,710)	(2,914)
Recoveries	756	452
Provision for credit losses	3,100	1,600
Acquired at acquisition date	2,890	—
Balance at end of period	$74,283	71,051

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

(3)	Deposits

The following is a summary of deposit balances for the dates indicated (in thousands):

	March 31, 2008	December 31, 2007

Savings	$795,464	786,759
Interest-bearing checking	509,121	468,165
Money market deposit accounts	1,885,113	1,607,137
Noninterest-bearing	680,397	631,801
Certificates	2,367,176	2,055,122
Total deposits	$6,237,271	5,548,984

(4)	Mortgage Servicing Rights

The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated (in thousands).

	Three months ended March 31,
	2008	2007

Balance at beginning of period	$4,312	2,491
Addition of mortgage servicing rights	74	124
Amortization	(130)	(59)
Balance at end of period	$4,256	2,556

We assess our MSRs on a quarterly basis for impairment based on their current fair value. If any impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance. We have not recorded any valuation allowance for the periods presented above. We amortize MSRs in proportion to the estimated net servicing revenues to be recognized over their expected lives. The balance of MSRs is included in other assets in the Consolidated Statements of Condition.

(5)	Stock-Based Compensation

We offer several stock-based incentive compensation plans to directors and certain employees, including a stock option plan, a restricted stock plan, and a long-term performance-based equity compensation plan. We account for these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to record compensation costs related to awards under the plans at the time such awards are granted.

The total expense recognized for our stock-based compensation plans was $1.5 million during each of the periods ended March 31, 2008 and 2007. The amounts recognized include expenses relating to pre-existing stock awards, new grants awarded during the current year, and expenses relating to equity awards accelerated in connection with employee terminations. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

(6)	Earnings Per Share

The following table is a computation of our basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007

Net income available to common shareholders	$18,813	18,534

Weighted average common shares outstanding:
Total shares issued	122,762	120,045
Unallocated ESOP shares	(3,323)	(3,545)
Unvested restricted stock awards	(575)	(525)
Treasury shares	(15,634)	(10,681)

Total basic weighted average shares outstanding	103,230	105,294

Incremental shares from assumed exercise of stock options	221	615
Incremental shares from assumed vesting of restricted stock awards	190	95

Total diluted weighted average shares outstanding	103,641	106,004

Basic earnings per common share	$0.18	0.18

Diluted earnings per common share	$0.18	0.17

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average share calculations	2,563	815

(7)	Fair Value Measurements

As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” we have delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following fair value hierarchy:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective January 1, 2008.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Securities Available for Sale. The fair value of our available for sale securities portfolio was estimated using Level 2 inputs. We obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. At March 31, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $1.4 billion.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. We recorded a $920 thousand increase to our specific reserve during the quarter ending March 31, 2008 as a result of adjusting the carrying value and estimated fair value of impaired loans to $3.5 million.

(8)	Pension and Other Postretirement Plans

We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan.

We account for our pension and postretirement plans in accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize in our financial statements an asset for a respective plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

In 2008, we adopted the measurement provision of SFAS No. 158 which requires our plans’ assets and obligations that determine its future funded status to be measured as of the end of our fiscal year. As a result of our change in measurement date, we recorded an adjustment to our January 1, 2008 retained earnings of $117 thousand.

Periodic pension and postretirement (benefit) cost, which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated (in thousands):

	Pension plans		Postretirement plans
	Three months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest cost	$951	929	$142	115
Expected return on plan assets	(935)	(1,243)	—	—
Amortization of unrecognized loss	—	38	3	4
Amortization of unrecognized prior service liability	—	—	(16)	(16)
Net pension and postretirement (benefit) cost	$16	(276)	$129	103

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

(9)	Segment Information

We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations, as well as our investment advisory and trust operations, which were previously included in our financial services segment. The selected financial information below for the three months ended March 31, 2007 reflects this realignment. The financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

Selected financial information for our segments follows for the periods indicated (in thousands):

	Banking	Financial Services	Consolidated Total
For the three months ended
March 31, 2008
Net interest income	$60,061	$1	$60,062
Provision for credit losses	3,100	—	3,100
Net interest income after provision
for credit losses	56,961	1	56,962
Noninterest income	16,466	12,801	29,267
Amortization of core deposit and
other intangibles	1,307	944	2,251
Other noninterest expense	44,641	10,615	55,256
Income before income taxes	27,479	1,243	28,722
Income tax expense	9,480	429	9,909
Net income	$17,999	$814	$18,813

	Banking	Financial Services	Consolidated Total
For the three months ended
March 31, 2007
Net interest income	$56,198	$2	$56,200
Provision for credit losses	1,600	—	1,600
Net interest income after provision
for credit losses	54,598	2	54,600
Noninterest income	14,874	13,038	27,912
Amortization of core deposit and
other intangibles	1,612	1,079	2,691
Other noninterest expense	41,871	10,079	51,950
Income before income taxes	25,989	1,882	27,871
Income tax expense	8,584	753	9,337
Net income	$17,405	$1,129	$18,534

(10)	Income Taxes

We are subject to routine audits of our tax returns by the Internal Revenue Service and the New York State Department of Taxation and Finance. With few exceptions, we are no longer subject to examinations by such tax authorities for years before 2004. The Internal Revenue Service commenced an examination of our federal income tax returns for 2005 and 2006 during the fourth quarter of 2007 that is anticipated to be completed during 2008. We do not anticipate a material change to our financial position due to the settlement of this examination.

FIRST NIAGARA FINANCIAL GROUP, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
(unaudited)

(11)	Recently Issued Accounting Pronouncements

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

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 by requiring enhanced disclosures to provide users with a better understanding of our objectives and strategies for using derivatives; how we account for derivatives and related hedge items; and how derivatives affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiary operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation, and other factors discussed in the annual report on Form 10-K for the year ended December 31, 2007 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are positioned as a full service, community focused bank in Upstate New York, with $9.1 billion in assets, $6.2 billion in deposits, and 115 full-service branch locations.

BUSINESS AND INDUSTRY

We operate as a community oriented bank that provides customers with a full range of products and services delivered through our customer focused business units. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various consumer and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank.

Our profitability is primarily dependent on the difference, or net spread, between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rate we earn on our assets and the rate we pay on our liabilities is a function of the general level of interest rates and competition within our markets. This net spread is also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies.

The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities.

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

We face significant competition both in attracting deposits and providing loans in the Upstate New York market. We compete with numerous banking and financial services companies, many of whom (whether regional or national) have substantially greater resources and lending capacity, and may offer certain services that we do not or cannot provide. In this marketplace, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require subjective and complex judgments. Accordingly, our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill, and income taxes are considered critical, as our judgments could have a material effect on our financial results. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2007 Form 10-K. A brief description of our current accounting policies involving significant management valuation judgments follows:

Allowance for Credit Losses

The allowance for credit losses represents our best estimate of expected potential losses related to our loan and lease portfolio. In establishing our provision for credit losses, we consider the estimated net realizable value of the underlying collateral, as well as several other factors including: (i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experiences, and (iii) expected loss in the event of default.

While we use available information to estimate losses on loans, additional credit loss provisions may be necessary based on numerous factors, including changes in macro-economic conditions. To the best of our knowledge, the allowance for credit losses includes all losses that we believe are both probable and reasonable to estimate at the balance sheet date. However, there can be no assurance that the allowance for credit losses will be adequate to cover all losses that may in fact be incurred from our present loan and lease portfolio. Changes in the financial condition of individual borrowers, national and local economic conditions, historical loss experience, and the condition of the collateral at the time of sale may all affect the level of our allowance for credit losses.

We continually reassess the allowance and charge-off uncollectible loans against the reserve when circumstances do not warrant continuance of the loan as a viable asset. Recoveries of assets previously written off, if any, are credited to the allowance for credit losses account.

Investment Securities

All of our investment securities are classified as available for sale and recorded at fair value on our Statements of Condition. Unrealized gains or losses, net of the deferred tax effect, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair values are based on prices obtained from an independent pricing service which considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. We conduct a quarterly review and evaluation of the securities portfolio to determine if any declines in fair value are other than temporary. Any valuation decline that is determined to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

Goodwill

We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is performed on an annual basis and involves evaluating the estimated earnings from the related assets and liabilities of our business units based upon the present value of future cash flows. If the estimated fair value of a business segment to which we have allocated goodwill is less than the financial statement carrying value, we would record a charge against earnings to reduce the carrying value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K.

Income Taxes

We account for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. We must assess the likelihood that a portion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

In computing the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses. It is possible that these estimates and assumptions may be disallowed as part of an examination by the various taxing authorities that we are subject to, resulting in additional income tax expense in future periods. In addition, pursuant to the provisions of FIN 48, we maintain a reserve related to uncertain tax positions. These uncertain tax positions are evaluated each reporting period to determine the level of reserve that is appropriate.

RECENT ACCOUNTING CHANGES

The implementation of SFAS No. 157, “Fair Value Measurements,” had no impact on our retained earnings and we do not expect it to have a material impact on our Consolidated Financial Statements. We have not made material changes in any valuation methodologies previously disclosed in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Our use of unobservable inputs (Level 3) in measuring fair value of our assets and liabilities is not material. The disclosures required under SFAS No. 157 are detailed in Note 7 of “Notes to Consolidated Financial Statements” filed herewith in Item 1.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

Overview

Net income for the three months ended March 31, 2008 was $18.8 million, or 18 cents per diluted share, compared with $18.5 million, or 17 cents per diluted share, for the three months ended March 31, 2007.

Results for the current quarter include $2.0 million in integration costs associated with the Great Lakes transaction. With respect to our ongoing operations, we continue to see positive trends as evidenced by the following highlights for the current period:
•
Continued loan growth, as evidenced by double digit annualized increases in higher yielding commercial loan balances, including a 23% increase in commercial business loans and 46% increase in commercial construction loans, exclusive of the effects of the Great Lakes acquisition.

•	Substantial easing in funding costs precipitated by recent Federal Reserve interest rate reductions.
•	Improvement in yield in our investment securities portfolio resulting from our fourth quarter 2007 portfolio restructuring.
•	Growth in core deposits of over $116 million, exclusive of the Great Lakes acquisition.

Analysis of Financial Condition at March 31, 2008

Total assets increased $971.5 million from $8.10 billion at December 31, 2007 to $9.07 billion at March 31, 2008, with $894.4 million of the increase coming from the acquisition of Great Lakes during the first quarter of 2008. In addition, we noted the following positive balance trends during the first three months of 2008:
•	Commercial loans continue to comprise the majority of our overall loan growth and now represent 52% of our total loans as compared to 47% one year ago.
•
Investment securities portfolio balances of $1.4 billion reflect the higher-yielding securities added to the portfolio in the fourth quarter of 2007, resulting in an average yield of 5.00% during the first quarter of 2008 as compared to an average yield of 4.26% during the first quarter of 2007.

•	Maintained core deposits at 62% of total deposits despite highly competitive marketplace.

Lending Activities

Our loan portfolio is concentrated in commercial real estate and business loans, as well as residential mortgages. Our strategy calls for a continued emphasis on commercial loan originations which provide a higher yield than residential and consumer loans, in addition to providing opportunities to cross sell profitable merchant and cash management services. We also actively market home equity loans given their customer relationship building benefits. The following table presents the composition of our loan and lease portfolios as of the dates indicated (amounts in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,031,350	32.2%	$1,902,334	33.5%
Construction	357,419	5.7	292,675	5.1
Business	863,152	13.7	730,029	12.8
Total commercial loans	3,251,921	51.6	2,925,038	51.4
Residential real estate	2,149,363	34.0	1,955,690	34.3
Home equity	564,624	8.9	503,779	8.9
Other consumer	173,264	2.7	127,169	2.2
Specialized lending	174,476	2.8	183,747	3.2
Total loans and leases	6,313,648	100.0%	5,695,423	100.0%
Net deferred costs and unearned discounts	34,520		29,529
Allowance for credit losses	(74,283)		(70,247)
Total loans and leases, net	$6,273,885		$5,654,705

Total loans and leases increased $74.9 million, excluding the balances obtained from Great Lakes, resulting in an 18% annualized growth in total commercial lending, including 23% annualized growth in business loans and 46% annualized growth in construction loans. These increases were partially offset by a decrease in our residential real estate portfolio as consumer demand continues to be for long-term fixed rate products which we generally do not maintain in our portfolio. Lower financed insurance premiums, included in specialized lending, reflects a tightening in our credit standards on the renewal of a number of legacy programs in an effort to mitigate our exposure from these relationships.

Allowance for Credit Losses and Nonperforming Assets

Credit quality describes how our loans perform relative to their repayment terms. In general, when loan payments are timely and defaults are low, credit quality is high. As part of the lending process, subjective judgments about a borrower's ability to repay and the value of any underlying collateral are made prior to approving a loan.

Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.

The following table presents the analysis of the allowance for credit losses for the periods indicated (amounts in thousands).

	Three months ended March 31,
	2008	2007

Balance at beginning of period	$70,247	$71,913
Net charge-offs:
Charge-offs	(2,710)	(2,914)
Recoveries	756	452
Net charge-offs	(1,954)	(2,462)
Acquired at acquisition date	2,890	—
Provision for credit losses	3,100	1,600
Balance at end of period	$74,283	$71,051
Ratio of annualized net charge-offs to average loans
outstanding during the period	0.13%	0.18%
Ratio of annualized provision for credit losses to average
loans outstanding during the period	0.21%	0.11%

The primary indicators of credit quality are the level of our nonperforming and classified loans as well as the net charge-off ratio which measures loan losses as a percentage of total loans outstanding. We place loans on nonaccrual status when they become more than 90 days past due, or earlier if there is uncertainty regarding the collectibility of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from income.

The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands).

	March 31, 2008	December 31, 2007
Nonaccruing loans:
Commercial real estate	$19,921	$16,229
Commercial business	3,518	3,430
Residential real estate	5,113	3,741
Home equity	1,180	849
Other consumer	832	885
Specialized lending	2,872	2,920
Total nonaccruing loans	33,436	28,054
Real estate owned	976	237
Total nonperforming assets	$34,412	$28,291

Total nonaccruing loans as a percentage of total loans	0.53%	0.49%
Total nonperforming assets as a percentage of total assets	0.38%	0.35%
Allowance for credit losses to total loans	1.17%	1.23%
Allowance for credit losses to nonaccruing loans	222%	250%

Total nonaccruing loans increased $5.4 million from December 31, 2007, resulting in an allowance for credit losses to nonaccruing loans ratio of 222% at March 31, 2008. Of this increase, $918 thousand was attributable to residential real estate and home equity loans obtained from Great Lakes, while the remaining increase was from existing commercial real estate loans. Net charge-offs to average loans outstanding decreased to 0.13% from 0.18% from the comparable quarter in 2007. We have no exposure to subprime or Alt-A mortgages. We believe the level of allowance is sufficient to cover losses inherent in our loan portfolios.

Investment Securities Portfolio

Our available for sale securities portfolio is comprised primarily of U.S. government agency securities, mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions. Portions of our portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.

At March 31, 2008, the balance of our securities portfolio was $1.41 billion, compared to $1.22 billion at December 31, 2007, with the increase attributable to the securities obtained in the Great Lakes acquisition. Our investment portfolio remains well positioned to provide a stable source of cash flow and the weighted average estimated remaining life of securities available for sale at March 31, 2008 was 3.7 years.

Deposits

The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$795,464	12.7%	$786,759	14.2%
Interest-bearing checking	509,121	8.2	468,165	8.4
Money market deposit accounts	1,885,113	30.2	1,607,137	29.0
Noninterest-bearing	680,397	10.9	631,801	11.4
Total core deposits	3,870,095	62.0	3,493,862	63.0
Certificates	2,367,176	38.0	2,055,122	37.0
Total deposits	$6,237,271	100.0%	$5,548,984	100.0%

During the first three months of 2008, our deposit balances increased $688.3 million, including $593.3 million in deposits acquired from Great Lakes.

Our municipal deposits balances increased $115.0 to $705.8 million at March 31, 2008 resulting from new customer relationships and the seasonal inflow of tax payment collections. Total deposits also reflect seasonal reductions in business account deposits as well as the rate-driven migration of savings balances to higher yielding money market accounts.

Borrowings

Wholesale borrowings increased $32.8 million during the first quarter of 2008, excluding those assumed as part of the acquisition of Great Lakes. In an effort to lock in funding costs at current historically low rate levels, $150.5 million in maturing short-term borrowings were replaced with $190.0 million in long-term funding.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net Interest Income

The following table presents our condensed average balance sheet information as well as tax equivalent interest income and yields. We use a tax equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. That is, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory income tax rates adjusted for the nondeductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,045,060	$94,260	6.25%	$5,673,766	$91,945	6.52%
Securities available for sale and investments other investments(2)	1,380,918	17,526	5.08	1,138,175	12,387	4.35
Total interest-earning assets	7,425,978	111,786	6.03	6,811,941	104,332	6.16
Noninterest-earning assets(3)(4)	1,167,805			1,072,296
Total assets	$8,593,783			$7,884,237
Interest-bearing liabilities:
Savings deposits	$782,804	646	0.33%	$943,137	$1,440	0.62%
Checking deposits	468,411	383	0.33	497,094	650	0.53
Money market deposits	1,753,468	12,978	2.98	1,306,061	11,473	3.56
Certificates of deposit	2,235,016	23,101	4.16	2,290,626	25,086	4.44
Borrowed funds	1,205,857	12,817	4.26	769,314	8,349	4.38
Total interest-bearing liabilities	6,445,556	49,925	3.11	5,806,232	46,998	3.28
Noninterest-bearing deposits	627,762			589,517
Other noninterest-bearing liabilities	124,934			113,684
Total liabilities	7,198,252			6,509,433
Stockholders’ equity(3)	1,395,531			1,374,804
Total liabilities and stockholders’
equity	$8,593,783			$7,884,237
Net interest income		$61,861			$57,334
Net interest rate spread			2.92%			2.88%
Net earning assets	$980,422			$1,005,709
Net interest rate margin		3.33%			3.37%
Ratio of average interest-earning assets
to average interest-bearing liabilities	115.21%			117.32%

________________
(1)	Average outstanding balances are net of deferred costs and unearned discounts.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale and allowance for credit losses.
(4)	Average outstanding balances include bank owned life insurance, earnings from which are reflected in noninterest income.

An 8% increase in net interest income during the quarter ending March 31, 2008 as compared to the first quarter of 2007 reflects:
•	Multiple reductions in the federal funds interest rate resulting in a decrease in the cost of deposits and borrowings.
•	Increased yields on investment securities due to our fourth quarter 2007 portfolio restructuring.
•	Continued shift in our balance sheet mix to higher yielding commercial loans.
•	Net assets acquired from Great Lakes.
•	Changes in the yield curve, which returned to a more normal, positive slope thereby relieving some of the margin pressure we experienced throughout 2007.

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of nonaccruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to income was $3.1 million for the quarter ended March 31, 2008, which represents an increase of $1.5 million compared to the same period in 2007. This was due primarily to the increase in nonaccruing loans at March 31, 2008 and the overall increase in our higher risk commercial loan portfolio.

Noninterest Income

For the three months ended March 31, 2008, total noninterest income increased $1.4 million, or 5%, compared to the same quarter in 2007, and remains at approximately one-third of total revenues. The increase was primarily attributable to gains recognized from partnership investments, included in other noninterest income, as well as an 18% increase in activity-driven lending and leasing revenues. Noninterest income continues to be a significant source of revenue not subject to the volatility of interest rate changes.

Noninterest Expense

For the three months ended March 31, 2008, total noninterest expense increased $2.9 million, or 5%, compared to the same quarter in 2007. Costs associated with the Great Lakes acquisition contributed $2.0 million of this increase, including severance, computer system conversion, and $1.0 million in real estate writedowns included in occupancy and equipment which are the result of branch closings.

Excluding the impact of the acquisition, costs associated with our statewide branding campaign increased our marketing and advertising expenses by $635 thousand, or 38%, while intangible amortization related to previous bank and insurance agency acquisitions decreased by $440 thousand. In addition, our efficiency ratio improved to 62.1% (exclusive of Great Lakes acquisition expenses) from 65.0% compared to the same quarter in 2007, reflecting the benefit of several performance improvement initiatives implemented during 2007.

Income Taxes

Our effective tax rate for the three months ended March 31, 2008 increased to 34.5% as compared to 33.5% for the same period in the prior year, primarily due to 2007 New York State legislation phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank.

CAPITAL RESOURCES

During the first three months of 2008, our stockholders’ equity increased $79.5 million. The increase was primarily the result of the Great Lakes acquisition, which included the issuance of 5.4 million shares of common stock with an aggregate value of $73.8 million, our first quarter earnings (net of dividends declared) of $4.7 million, as well as increases from stock option exercises and restricted stock awards.

For the quarter ended March 31, 2008, we declared common stock dividends of $0.14 per share, or $14.2 million. This represents a payout ratio of 78%, and an 8% increase over the prior year on a per share basis. At this time, we do not anticipate making any increases in our per share dividend as it is important to maintain our liquidity and capital position in the current uncertain economic environment.

At March 31, 2008, we held more than 15.7 million shares of our stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the three months ended March 31, 2008 we repurchased 625 thousand shares of our common stock, totaling $6.8 million. As of March 31, 2008, we are authorized to repurchase an additional 3.5 million shares under current repurchase programs. During the first quarter of 2008 we issued 221 thousand shares from treasury stock in connection with the exercise of stock options and vested restricted stock awards. While treasury stock purchases are an important component of our capital management strategy, we expect to make limited purchases until the economy and market stabilize.

Our capital ratios continued to exceed the regulatory guidelines for both well-capitalized and adequately capitalized institutions. The following table shows the Bank’s ratios as of March 31, 2008. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items.

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)
Tangible capital	$596,281	7.29%	122,692	1.50%	N/A	N/A	%
Tier 1 (core) capital	596,281	7.29	327,178	4.00	408,973	5.00
Tier 1 risk based capital	596,281	9.84	242,438	4.00	363,657	6.00
Total risk based capital	670,564	11.06	484,876	8.00	606,095	10.00

We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.

LIQUIDITY

Liquidity refers to our ability to obtain cash, or to convert assets into cash efficiently and economically. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating and investing activities.
•	Meet increases in demand for loans and other assets.
•	Provide for decreases in deposits.
•	Minimize excess balances in lower yielding asset accounts.

Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and other short-term money market investments are our most liquid assets. The levels of those assets are monitored daily and are dependent on operating, financing, lending, and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan demand, deposit outflows, or the amount of debt maturing, additional sources of funds are available through the use of FLHB advances, repurchase agreements, the sale of loans or investments, or the use of our line of credit.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. Our credit rating is investment grade, and substantiates our financial stability and consistency of our earnings. Fitch Ratings has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

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

As of March 31, 2008, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $131.8 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our acquisition of Great Lakes and our higher level of commercial loan growth in 2008 have been funded by cash flow generated from our deposit growth as well as wholesale borrowings.

We have a total borrowing capacity of up to $2.0 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that may be used to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

In the ordinary course of business, we extend commitments to originate residential, commercial, and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customer’s creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2008, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $1.2 billion.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The risks involved in issuing these credit lines is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $612.2 million at March 31, 2008 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $263.2 million and have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third party. Standby letters of credit amounted to $127.0 million at March 31, 2008 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

At the end of the current quarter, we were committed to sell residential mortgages amounting to $11.4 million, consistent with our approach to sell long-term fixed rate mortgages.

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

Our Asset and Liability Committee (ALCO), which is comprised of members of senior management, monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at March 31, 2008. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions:

	Calculated increase (decrease) at March 31, 2008
Changes in interest rates	Net interest income	% Change
	(in thousands)

+200 basis points	$(7,542)	(2.89)%
+100 basis points	(3,645)	(1.40)
-100 basis points	2,890	1.11

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2008 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FN-Canada’s claimed damages of $532 million represent what it claims are the Company’s “net revenues” from services provided under the FIRST NIAGARA marks. Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed—which we believe is unlikely—an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception. The TTAB has held twice that the Company did not adopt its name in bad faith.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2007 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the first quarter of 2008:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans

January	500,000	10.71	500,000	3,628,096

February	45,000	11.83	45,000	3,583,096

March	80,000	11.34	80,000	3,503,096

Total	625,000	10.87	625,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 8, 2008	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer