Form 10-Q
period 2008-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2008-08-07
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
YES ☐ NO ☐

The Registrant had 109,730,510 shares of Common Stock, $0.01 par value, outstanding as of August 5, 2008.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$161,392	114,991
Restricted cash	3,981	—
Securities available for sale	1,289,738	1,217,164
Loans held for sale	3,937	3,278
Loans and leases, net of allowance for credit losses of $75,128 and $70,247 in 2008 and 2007	6,359,728	5,651,427
Bank owned life insurance	124,883	108,875
Premises and equipment, net	99,044	88,687
Goodwill	766,664	706,924
Core deposit and other intangibles	39,663	43,147
Other assets	225,472	161,735
Total assets	$9,074,502	8,096,228

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,158,233	5,548,984
Short-term borrowings	554,334	500,258
Long-term borrowings	809,045	594,723
Other liabilities	121,538	99,084
Total liabilities	7,643,150	6,743,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 125,419,261 and 120,044,736 shares issued in 2008 and 2007	1,254	1,200
Additional paid-in capital	1,320,182	1,244,766
Retained earnings	356,539	344,656
Accumulated other comprehensive loss	(8,567)	(2,604)
Common stock held by ESOP; 3,197,585 shares in 2008 and 3,323,662 shares in 2007	(24,538)	(25,350)
Treasury stock, at cost; 15,696,980 shares in 2008 and 15,274,479 shares in 2007	(213,518)	(209,489)
Total stockholders’ equity	1,431,352	1,353,179
Total liabilities and stockholders’ equity	$9,074,502	8,096,228

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans and leases	$94,801	95,083	$188,794	186,764
Securities available for sale and other investments	16,601	10,460	32,595	21,977
Total interest income	111,402	105,543	221,389	208,741
Interest expense:
Deposits	31,655	39,973	68,763	78,622
Borrowings	13,138	8,504	25,955	16,853
Total interest expense	44,793	48,477	94,718	95,475
Net interest income	66,609	57,066	126,671	113,266
Provision for credit losses	4,900	2,300	8,000	3,900

Net interest income after provision for credit losses	61,709	54,766	118,671	109,366
Noninterest income:
Banking services	9,955	10,111	19,265	19,106
Insurance and benefits consulting	13,129	13,722	25,891	26,738
Wealth management services	2,860	2,632	5,077	4,835
Lending and leasing	2,225	2,181	4,480	4,085
Bank owned life insurance	1,255	1,561	2,432	2,616
Other	212	137	1,758	876
Total noninterest income	29,636	30,344	58,903	58,256
Noninterest expense:
Salaries and employee benefits	33,844	32,377	67,263	65,269
Occupancy and equipment	5,812	11,484	12,972	17,466
Technology and communications	4,932	4,905	9,939	9,744
Marketing and advertising	2,462	1,921	4,964	3,609
Professional services	925	1,158	1,997	1,967
Amortization of core deposit and other intangibles	2,209	2,639	4,460	5,330
Other	6,410	5,806	12,506	11,546
Total noninterest expense	56,594	60,290	114,101	114,931
Income before income taxes	34,751	24,820	63,473	52,691
Income taxes	11,672	8,209	21,581	17,546
Net income	$23,079	16,611	$41,892	35,145

Earnings per share:
Basic	$0.22	0.16	$0.40	0.34
Diluted	$0.22	0.16	$0.40	0.33
Weighted average common shares outstanding:
Basic	105,884	103,373	104,558	104,328
Diluted	106,523	104,031	105,074	105,052
Dividends per common share	$0.14	0.13	$0.28	0.26

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$23,079	16,611	$41,892	35,145

Other comprehensive loss, net of income taxes:
Securities available for sale:
Net unrealized losses arising during the period	(11,863)	(4,272)	(5,987)	(1,283)
Other adjustments	7	(7)	24	11
Total other comprehensive loss	(11,856)	(4,279)	(5,963)	(1,272)
Total comprehensive income	$11,223	12,332	$35,929	33,873

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	loss	ESOP	stock	Total

Balances at January 1, 2008	$1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179
Adoption of SFAS No. 158	—	—	(117)	—	—	—	(117)
Balances at January 1, 2008, as adjusted	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062
Net income	—	—	41,892	—	—	—	41,892
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	54	73,728	—	—	—	—	73,782
Total other comprehensive loss, net	—	—	—	(5,963)	—	—	(5,963)
Purchase of treasury stock	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	542	—	—	812	—	1,354
Stock-based compensation expense	—	2,735	—	—	—	—	2,735
Net tax benefits related to stock-based compensation	—	142	—	—	—	—	142
Exercise of stock options and restricted stock activity	—	(1,731)	(859)	—	—	2,766	176
Common stock dividend of $0.28 per share	—	—	(29,033)	—	—	—	(29,033)
Balances at June 30, 2008	$1,254	1,320,182	356,539	(8,567)	(24,538)	(213,518)	1,431,352

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	loss	ESOP	stock	Total
Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	(127,871)	1,387,197
Net income	—	—	35,145	—	—	—	35,145
Total other comprehensive loss, net	—	—	—	(1,272)	—	—	(1,272)
Purchase of treasury stock	—	—	—	—	—	(71,096)	(71,096)
ESOP shares committed to be released	—	299	—	—	353	—	652
Stock-based compensation expense	—	3,677	—	—	—	—	3,677
Net tax benefits related to stock-based compensation	—	1,115	—	—	—	—	1,115
Exercise of stock options and restricted stock activity	—	(3,198)	(2,984)	—	—	7,191	1,009
Common stock dividend of $0.26 per share	—	—	(27,364)	—	—	—	(27,364)
Balances at June 30, 2007	$1,200	1,239,709	327,542	(21,149)	(26,463)	(191,776)	1,329,063

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$41,892	35,145
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	3,255	2,064
Provision for credit losses	8,000	3,900
Depreciation of premises and equipment	5,460	6,125
Impairment loss from real estate writedowns	890	5,473
Amortization of core deposit and other intangibles	4,460	5,330
Originations of loans held for sale	(46,704)	(39,383)
Proceeds from sales of loans held for sale	46,146	39,127
Gain on sale of loans	(102)	(281)
ESOP and stock-based compensation expense	4,199	4,776
Deferred income tax benefit	(85)	(3,616)
Income from bank owned life insurance	(2,432)	(2,129)
Net increase in other assets	(3,569)	(1,736)
Net increase in other liabilities	1,147	3,864
Net cash provided by operating activities	62,557	58,659

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	156,287	153,469
Principal payments received on securities available for sale	108,268	75,848
Purchases of securities available for sale	(127,406)	(211,848)
Loan originations in excess of principal payments	(173,526)	(128,390)
Acquisitions, net of cash and cash equivalents	(84,445)	(5,604)
Other, net	(8,510)	(7,229)
Net cash used in investing activities	(129,332)	(123,754)

Cash flows from financing activities:
Net increase in deposits	16,013	45,710
(Repayments of) proceeds from short-term borrowings, net	(48,346)	46,857
Proceeds from long-term borrowings	190,000	22,500
Repayments of long-term borrowings	(9,199)	(17,910)
Proceeds from exercise of stock options	394	1,155
Excess tax benefit from stock-based compensation	142	1,115
Purchase of treasury stock	(6,795)	(68,785)
Dividends paid on common stock	(29,033)	(27,364)
Net cash provided by financing activities	113,176	3,278

Net increase (decrease) in cash and cash equivalents	46,401	(61,817)
Cash and cash equivalents at beginning of period	114,991	187,652
Cash and cash equivalents at end of period	$161,392	125,835

Cash paid during the period for:
Income taxes	$23,609	20,313
Interest expense	94,178	94,608
Acquisition of noncash assets and liabilities:
Assets acquired	$902,067	5,964
Liabilities assumed	743,841	397
Loans transferred to other real estate owned	$1,328	267

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

(Amounts in thousands, except as noted and per share amounts)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using generally accepted accounting principles (“GAAP”) in the United States for interim financial information. These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2008 do not necessarily reflect the results that may be expected for the year ending December 31, 2008. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. The Company and the Bank are referred to collectively as “we” or “our.”

Note 1. Acquisition

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

The results of Great Lakes’ operations are included in our 2008 Consolidated Statement of Income from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Securities available for sale	$211,752
Loans, net	546,927
Goodwill	59,515
Core deposits and other intangibles	879
Other assets	75,464
Total assets acquired	894,537

Deposits	593,252
Borrowings	137,718
Other liabilities	12,871
Total liabilities assumed	743,841

Net assets acquired	$150,696

The core deposits and other intangible assets are being accreted, or amortized, over the estimated useful life of the acquired asset or liability as an adjustment to yield. The goodwill, which is not amortized, was assigned to our banking segment and is not deductible for tax purposes.

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

The fair value of borrowings assumed from Great Lakes was provided by securities dealers or estimated using the present value of projected cash flows from maturing borrowings, discounted utilizing current market rates of identical borrowings as of the acquisition date. One borrowing acquired from Great Lakes, due to its structure, was valued based on the most recent similarly structured borrowing of another financial institution.

Note 2. Loans and Leases

The following is a summary of our loans and leases for the dates indicated:

	June 30, 2008	December 31, 2007
Commercial:
Real estate	$2,142,012	1,902,334
Construction	326,920	292,675
Business	906,810	730,029
Total commercial loans	3,375,742	2,925,038

Residential real estate (1)	2,094,813	1,955,690
Home equity	589,846	503,779
Other consumer	162,603	127,169
Specialized lending (2)	181,683	183,747
Total loans and leases	6,404,687	5,695,423

Net deferred costs and unearned discounts	34,106	29,529
Allowance for credit losses	(75,128)	(70,247)
Total loans and leases, net	$6,363,665	5,654,705

(1) Includes $3.9 million and $3.3 million of loans held for sale at June 30, 2008 and December 31, 2007, respectively.
(2) Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the periods indicated:

	Six months ended June 30,
	2008	2007

Balance at beginning of period	$70,247	71,913
Charge-offs	(7,243)	(5,613)
Recoveries	1,234	902
Provision for credit losses	8,000	3,900
Acquired at acquisition date	2,890	—
Balance at end of period	$75,128	71,102

Note 3. Deposits

The following is a summary of deposit balances for the dates indicated:

	June 30, 2008	December 31, 2007

Savings	$811,160	786,759
Interest-bearing checking	505,656	468,165
Money market deposit accounts	1,974,430	1,607,137
Noninterest-bearing	728,839	631,801
Certificates	2,138,148	2,055,122
Total deposits	$6,158,233	5,548,984

Note 4. Mortgage Servicing Rights

The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated:

	Six months ended June 30,
	2008	2007

Balance at beginning of period	$4,312	2,491
Addition of mortgage servicing rights	275	170
Amortization	(308)	(140)
Balance at end of period	$4,279	2,521

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

Note 5. Stock-Based Compensation

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

The total expense recognized for our stock-based compensation plans was $2.8 million and $4.1 million during the six months ended June 30, 2008 and 2007, respectively. The amounts recognized include expenses relating to pre-existing stock awards, new grants awarded during the current year, and expenses relating to equity awards accelerated in connection with employee terminations. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.

Note 6. Earnings Per Share

The following table is a computation of our basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common shareholders	$23,079	16,611	$41,892	35,145
Weighted average common shares outstanding:
Total shares issued	125,419	120,045	124,090	120,045
Unallocated ESOP shares	(3,260)	(3,506)	(3,292)	(3,526)
Unvested restricted stock awards	(562)	(599)	(566)	(562)
Treasury shares	(15,713)	(12,567)	(15,674)	(11,629)
Total basic weighted average common shares outstanding	105,884	103,373	104,558	104,328
Incremental shares from assumed exercise of stock options	409	562	300	619
Incremental shares from assumed vesting of restricted stock awards	230	96	216	105
Total diluted weighted average common shares outstanding	106,523	104,031	105,074	105,052
Basic earnings per share	$0.22	0.16	$0.40	0.34
Diluted earnings per share	$0.22	0.16	$0.40	0.33
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	748	2,320	1,457	1,800

Note 7. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of our available for sale securities portfolio was estimated using Level 2 inputs. We obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. At June 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $1.3 billion.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. During the quarter, we recorded a $3.0 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $5.5 million.

Note 8. Pension and Other Postretirement Plans

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

We account for our pension and postretirement plans in accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

In 2008, we adopted the measurement provision of SFAS No. 158 which requires our plans’ assets and obligations that determine its future funded status to be measured as of the end of our fiscal year. As a result of our change in measurement date, we recorded an adjustment to our January 1, 2008 retained earnings of $117 thousand.

Periodic pension and postretirement cost (benefit), which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Pension plans
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$950	928	$1,901	1,857
Expected return on plan assets	(935)	(1,242)	(1,870)	(2,485)
Amortization of unrecognized loss	—	37	—	75
Net pension cost (benefit)	$15	(277)	$31	(553)

	Other postretirement plans
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$141	116	$283	231
Amortization of unrecognized loss	3	4	6	8
Amortization of unrecognized prior service liability	(16)	(16)	(32)	(32)

Net postretirement cost	$128	104	$257	207

Note 9. Segment Information

We have two business segments: banking and financial services. The banking segment includes our retail and commercial banking operations, as well as our investment advisory and trust operations, which were previously included in our financial services segment. The selected financial information below for the three and six months ended June 30, 2007 reflects this realignment. The financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are primarily related to interest income and expense on intercompany deposit accounts, and are eliminated in consolidation.

Selected financial information for our segments follows for the periods indicated:

	Banking	Financial Services	Consolidated Total
For the three months ended:
June 30, 2008
Net interest income	$66,609	—	66,609
Provision for credit losses	4,900	—	4,900
Net interest income after provision for credit losses	61,709	—	61,709
Noninterest income	16,478	13,158	29,636
Amortization of core deposit and other intangibles	1,277	932	2,209
Other noninterest expense	43,769	10,616	54,385
Income before income taxes	33,141	1,610	34,751
Income tax expense	11,132	540	11,672
Net income	$22,009	1,070	23,079

June 30, 2007
Net interest income	$57,058	8	57,066
Provision for credit losses	2,300	—	2,300
Net interest income after provision for credit losses	54,758	8	54,766
Noninterest income	16,590	13,754	30,344
Amortization of core deposit and other intangibles	1,555	1,084	2,639
Other noninterest expense	47,522	10,129	57,651
Income before income taxes	22,271	2,549	24,820
Income tax expense	7,342	867	8,209
Net income	$14,929	1,682	16,611

	Banking	Financial Services	Consolidated Total
For the six months ended:
June 30, 2008
Net interest income	$126,670	1	126,671
Provision for credit losses	8,000	—	8,000
Net interest income after provision for credit losses	118,670	1	118,671
Noninterest income	32,944	25,959	58,903
Amortization of core deposit and other intangibles	2,584	1,876	4,460
Other noninterest expense	88,476	21,165	109,641
Income before income taxes	60,554	2,919	63,473
Income tax expense	20,588	993	21,581
Net income	$39,966	1,926	41,892

June 30, 2007
Net interest income	$113,255	11	113,266
Provision for credit losses	3,900	—	3,900
Net interest income after provision for credit losses	109,355	11	109,366
Noninterest income	31,483	26,773	58,256
Amortization of core deposit and other intangibles	3,167	2,163	5,330
Other noninterest expense	89,412	20,189	109,601
Income before income taxes	48,259	4,432	52,691
Income tax expense	15,979	1,567	17,546
Net income	$32,280	2,865	35,145

Note 10. Income Taxes

We are subject to routine audits of our tax returns by the Internal Revenue Service and the New York State Department of Taxation and Finance. With few exceptions, we are no longer subject to examinations by such tax authorities for years before 2004. The Internal Revenue Service commenced an examination of our federal income tax returns for 2005 and 2006 during the fourth quarter of 2007 that was completed during the second quarter of 2008. We did not have a material change to our financial position due to the settlement of this examination. The New York State Department of Taxation and Finance commenced an examination of our state income tax returns for 2004, 2005, and 2006 during the second quarter of 2008 that is anticipated to be completed by the end of the year. We do not anticipate a material change to our financial position due to the settlement of this examination.

Note 11. Recently Issued Accounting Pronouncements

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB released Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This position requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

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

OVERVIEW

First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are a full service, community focused bank in Upstate New York, with $9.1 billion in assets, $6.2 billion in deposits, and 114 full-service branch locations.

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

In computing the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses. It is possible that these estimates and assumptions may be disallowed as part of an examination by the various taxing authorities that we are subject to, resulting in additional income tax expense in future periods. In addition, we maintain a reserve related to uncertain tax positions. These uncertain tax positions are evaluated each reporting period to determine the level of reserve that is appropriate.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008

Overview

Net income for the six months ended June 30, 2008 was $41.9 million, or 40 cents per diluted share, compared with $35.1 million, or 33 cents per diluted share, for the six months ended June 30, 2007. Net income for the second quarter of 2008 was $23.1 million, or 22 cents per diluted share, compared with $16.6 million, or 16 cents per diluted share, for the second quarter of 2007 and $18.9 million, or 18 cents per diluted share for the first quarter of 2008.

Results for the second quarter of 2008 reflect a number of positive trends highlighted by a 17 basis point increase in our net interest margin driven by our pricing discipline and liability management efforts, in addition to continued easing in competitive deposit rates.
•	Commercial loan growth continues at a double digit annualized rate, with over 20% annualized increases in commercial real estate and business loans from the prior quarter.
•	Yields on interest bearing liabilities are at the lowest level in over two years due to additional Federal Reserve interest rate reduction and easing in deposit pricing.
•
Modest credit quality deterioration, as evidenced by only a slight increase in our ratio of annualized net charge-offs to average loans outstanding and no change in our ratio of total nonaccruing loans to total loans.

Analysis of Financial Condition at June 30, 2008

Total assets increased $978.3 million from $8.10 billion at December 31, 2007 to $9.07 billion at June 30, 2008, primarily due to the Great Lakes acquisition during the first quarter of 2008. In addition, we noted the following positive balance trends during the second quarter of 2008:
•	Higher-yielding commercial loans have increased to almost 53% of our loan portfolio, compared to 51% at December 31, 2007 and 48% one year ago.
•
Investment securities portfolio balances of $1.3 billion reflect the higher-yielding securities added to the portfolio in the fourth quarter of 2007, resulting in an average yield of 5.04% during the second quarter of 2008 as compared to an average yield of 4.40% during the second quarter of 2007 and 5.00% during the first quarter of 2008.

•	Funding mix shift from certificates of deposit accounts into money market and other core deposit products resulting in core deposit accounts increasing to 65% of total deposits.

Lending Activities

Our loan portfolio is concentrated in commercial real estate and business loans, as well as residential mortgages. Our strategy continues to emphasize commercial loan originations which provide a higher yield than residential and consumer loans, in addition to providing opportunities to cross sell profitable merchant and cash management services. We also actively market home equity loans given their customer relationship building benefits. The following table presents the composition of our loan and lease portfolios as of the dates indicated (amounts in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,142,012	33.5%	$1,902,334	33.5%
Construction	326,920	5.1	292,675	5.1
Business	906,810	14.2	730,029	12.8
Total commercial loans	3,375,742	52.8	2,925,038	51.4
Residential real estate	2,094,813	32.7	1,955,690	34.3
Home equity	589,846	9.2	503,779	8.9
Other consumer	162,603	2.5	127,169	2.2
Specialized lending	181,683	2.8	183,747	3.2
Total loans and leases	6,404,687	100.0%	5,695,423	100.0%
Net deferred costs and unearned discounts	34,106		29,529
Allowance for credit losses	(75,128)		(70,247)
Total loans and leases, net	$6,363,665		$5,654,705

Excluding the balances obtained from Great Lakes, total loans and leases increased $165.9 million from December 31, 2007, resulting in a 17% annualized growth in total commercial lending, including 22% annualized growth in business loans and 17% annualized growth in commercial real estate loans. Contributing to these increases were growth in originations and historically low unscheduled loan payoffs as a result of decreased competition as larger banks and nonbank entities face liquidity and capital issues. These increases were somewhat offset by an 18% decrease in our other consumer loans portfolio as we continue to reduce our emphasis on these loans from a business strategy standpoint. In addition, we experienced a 9% annualized decrease in residential real estate loans as consumer demand continues to be for long-term fixed rate products which we generally do not maintain in our portfolio.

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

The following table presents the analysis of the allowance for credit losses for the periods indicated (amounts in thousands).

	Six months ended June 30,
	2008	2007

Balance at beginning of period	$70,247	$71,913
Net charge-offs:
Charge-offs	(7,243)	(5,613)
Recoveries	1,234	902
Net charge-offs	(6,009)	(4,711)
Acquired at acquisition date	2,890	—
Provision for credit losses	8,000	3,900
Balance at end of period	$75,128	$71,102
Ratio of annualized net charge-offs to average loans outstanding during the period	0.19%	0.17%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.26%	0.14%

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

The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands).

	June 30, 2008	December 31, 2007
Nonaccruing loans:
Commercial real estate	$20,456	$16,229
Commercial business	4,095	3,430
Residential real estate	4,957	3,741
Home equity	927	849
Other consumer	528	885
Specialized lending	3,430	2,920
Total nonaccruing loans	34,393	28,054
Real estate owned	1,414	237
Total nonperforming assets	$35,807	$28,291

Total nonaccruing loans as a percentage of total loans	0.53%	0.49%
Total nonperforming assets as a percentage of total assets	0.39%	0.35%
Allowance for credit losses to total loans	1.17%	1.23%
Allowance for credit losses to nonaccruing loans	218%	250%

Our credit quality remains stable especially in light of the current economic environment and significant problems facing many other lending institutions. While our total nonperforming loans increased $957 thousand from the prior quarter, they still only represent 0.53% of our total loans. As a percentage, our allowance for credit losses to nonaccruing loans was 218% at June 30, 2008. Total nonaccruing loans increased $6.3 million since December 31, 2007. Of this increase, $918 thousand was attributable to residential real estate and home equity loans obtained from Great Lakes, while the remaining increase was attributable to certain commercial real estate and business loans. Net charge-offs to average loans outstanding increased slightly to 0.19% from 0.17% for the comparable six months in 2007 and 0.13% from the prior quarter. We continue to have no exposure to subprime or Alt-A mortgages within our loan portfolio. We believe the level of allowance is sufficient to cover losses inherent in our loan portfolios.

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

At June 30, 2008, the balance of our securities portfolio was $1.29 billion, compared to $1.22 billion at December 31, 2007, with the increase attributable to the securities obtained in the Great Lakes acquisition. Our investment portfolio remains well positioned to provide a stable source of cash flow and the weighted average estimated remaining life of securities available for sale at June 30, 2008 was 3.7 years.

Net unrealized losses on available-for-sale investment securities, net of deferred tax effect, at June 30, 2008 were $6.0 million.  Generally, the value of our investment securities fluctuates inversely with changes in interest rates. The value of the securities may also be impacted by changes in credit or a temporary lack of liquidity in the market. The unrealized losses represent the difference between the estimated fair value and the amortized cost of the securities, net of the deferred tax effect.  As of June 30, 2008 the pre-tax net unrealized losses were $10.0 million with an amortized cost of $1.29 billion. The net loss position has been caused by increased interest rates as well as the significant downturn in the housing market. We have assessed the securities available for sale that were in an unrealized loss position and determined that the decline in fair value was temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’amortized cost, the financial condition of the issuer (primarily U. S. government agencies or government sponsored enterprises), and our ability and intent to hold these securities until their fair value recovers to their amortized cost. At this point we deem any unrealized losses to be temporary, as we have the ability and intent to hold our investment securities currently in an unrealized loss position to recovery. In addition, we do not hold any common or preferred stock of Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).

Deposits

The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$811,160	13.2%	$786,759	14.2%
Interest-bearing checking	505,656	8.2	468,165	8.4
Money market deposit accounts	1,974,430	32.1	1,607,137	29.0
Noninterest-bearing	728,839	11.8	631,801	11.4
Total core deposits	4,020,085	65.3	3,493,862	63.0
Certificates	2,138,148	34.7	2,055,122	37.0
Total deposits	$6,158,233	100.0%	$5,548,984	100.0%

During the first six months of 2008, our deposit balances increased $609.2 million, including $593.3 million in deposits acquired from Great Lakes. Our focus on disciplined pricing and growing profitable relationships, the Federal Reserve’s recent interest rate easings, and uncertainties in the economic environment have influenced our customers to shift their funds from certificates to shorter term, lower yielding money market deposits. As a result, core deposits now comprise 65% of total deposits, up from 62% in the prior quarter and 60% in the same quarter in 2007.

While our municipal deposit balances increased $92.0 million to $672.8 million at June 30, 2008 from December 31, 2007, exclusive of $45.0 million in municipal deposits acquired from Great Lakes, balances have declined $33.0 million from the first quarter of 2008, which is consistent with historical trends as municipalities begin to fund planned capital expenditures.

Borrowings

Wholesale borrowings increased $130.7 million during the first six months of 2008 to $1.36 billion, excluding those assumed as part of the acquisition of Great Lakes. We used borrowings to support our loan growth while these funding costs are at the lowest levels seen in recent years. Since December 31, 2007, we have increased our long-term borrowings by $190.0 million at rates that range from 3.01% to 3.83%, with an average weighted life of 3.8 years. These borrowings, together with the renewal of maturing existing borrowings, have contributed to a 24 basis point reduction in our borrowing costs during the second quarter as compared to the first quarter of 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

	Three months ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,394,880	$95,066	5.96%	$5,733,323	$94,032	6.57%
Securities available for sale and other investments(2)	1,410,912	18,021	5.11	1,139,185	12,801	4.40
Total interest-earning assets	7,805,792	113,087	5.81	6,872,508	106,833	6.22
Noninterest-earning assets(3)(4)	1,310,110			1,068,113
Total assets	$9,115,902			$7,940,621
Interest-bearing liabilities:
Savings deposits	$804,834	547	0.27%	$921,747	$990	0.43%
Checking deposits	494,395	366	0.30	492,312	456	0.37
Money market deposits	1,932,942	10,892	2.27	1,369,121	12,446	3.65
Certificates of deposit	2,249,847	19,850	3.55	2,311,348	26,080	4.53
Borrowed funds	1,309,847	13,138	4.02	764,987	8,505	4.44
Total interest-bearing liabilities	6,791,865	44,793	2.65	5,859,515	48,477	3.32
Noninterest-bearing deposits	688,403			616,537
Other noninterest-bearing liabilities	199,475			111,745
Total liabilities	7,679,743			6,587,797
Stockholders’ equity(3)	1,436,159			1,352,824
Total liabilities and stockholders’ equity	$9,115,902			$7,940,621
Net interest income		$68,294			$58,356
Net interest rate spread			3.16%			2.90%
Net earning assets	$1,013,927			$1,012,993
Net interest rate margin		3.50%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.93%			117.29%

(1)	Average outstanding balances are net of deferred costs and unearned discounts.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale and allowance for credit losses.
(4)	Average outstanding balances include bank owned life insurance, earnings from which are reflected in noninterest income.

	Six months ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,219,970	$189,326	6.10%	$5,703,707	$185,977	6.54%
Securities available for sale and other investments(2)	1,395,915	35,547	5.09	1,138,685	25,187	4.33
Total interest-earning assets	7,615,885	224,873	5.92	6,842,392	211,164	6.19
Noninterest-earning assets(3)(4)	1,238,958			1,070,193
Total assets	$8,854,843			$7,912,585
Interest-bearing liabilities:
Savings deposits	$793,819	1,193	0.30%	$932,383	$2,430	0.53%
Checking deposits	481,403	749	0.31	494,690	1,105	0.45
Money market deposits	1,843,205	23,870	2.60	1,337,765	23,920	3.61
Certificates of deposit	2,242,432	42,951	3.85	2,301,044	51,167	4.48
Borrowed funds	1,257,852	25,955	4.13	767,139	16,853	4.41
Total interest-bearing liabilities	6,618,711	94,718	2.87	5,833,021	95,475	3.30
Noninterest-bearing deposits	658,083			603,102
Other noninterest-bearing liabilities	162,204			112,708
Total liabilities	7,438,998			6,548,831
Stockholders’ equity(3)	1,415,845			1,363,754
Total liabilities and stockholders’ equity	$8,854,843			$7,912,585
Net interest income		$130,155			$115,689
Net interest rate spread			3.05%			2.89%
Net earning assets	$997,174			$1,009,371
Net interest rate margin		3.42%			3.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.07%			117.30%

We experienced a 17% increase in net interest income during the quarter ending June 30, 2008 as compared to the second quarter of 2007, as well as a 12% increase in net interest income for the first half of 2008 as compared to the first half of 2007. In addition, our taxable equivalent net interest margin improved 17 basis points from the first quarter of 2008, reflecting:
•	Multiple reductions in the federal funds interest rate resulting in funding costs at their lowest level in over two years.
•
A more favorable funding mix driven by decreases in higher yielding certificates of deposit, growth in lower priced core deposits, and use of lower cost wholesale borrowings as an alternative funding source.

•	Increased yields on investment securities due to our fourth quarter 2007 portfolio restructuring.
•	Continued shift in our balance sheet mix to higher yielding commercial loans.

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of nonaccruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to income was $4.9 million and $8.0 million for the three and six months ended June 30, 2008, respectively, compared with $2.3 million and $3.9 million for the same periods in 2007, respectively. The $4.9 million provision recorded in the second quarter of 2008 represents a $1.8 million increase over the first quarter of 2008. The increases were primarily due to the increased size of our lending portfolio, primarily higher risk commercial loans, and increased nonaccruing loans.

Noninterest Income

Noninterest income decreased $708 thousand to $29.6 million during the quarter ended June 30, 2008 as compared to the second quarter of 2007. The decrease in insurance and benefits consulting revenues resulted primarily from an industry-wide softening in insurance renewal rates and the decrease in bank owned life insurance earnings reflects a death benefit received in the second quarter of 2007. These decreases were somewhat offset by an increase in revenues from wealth management services due to increased sales activity as customers take advantage of the higher rates being offered on annuity products as compared to certificates of deposit products.

For the six months ended June 30, 2008, noninterest income increased $647 thousand to $58.9 million compared to the same period in 2007. Contributing to this increase was an increase in activity-driven lending and leasing revenues, as well as an increase in revenues from wealth management services, higher gains from partnership investments, and a gain from the disposition of one of our closed branch locations. These increases were partially offset by an $847 thousand decrease in insurance and benefits consulting resulting from the industry-wide softening in insurance renewal rates as previously noted.

Although noninterest income as a percent of total revenues decreased to 31% for the quarter ended June 30, 2008 from 35% for the second quarter of 2007, the decrease resulted primarily from the increasing level of our net interest income. Noninterest income continues to be a significant source of stable revenue not subject to the volatility of interest rate changes.

Noninterest Expense

Noninterest expenses increased $966 thousand for the three months ended June 30, 2008 as compared to the second quarter of 2007, excluding the impact of a $4.8 million real estate impairment loss recorded in the second quarter of 2007. A $1.4 million increase in salaries and benefits during the current quarter is a result of personnel added from the Great Lakes acquisition, routine merit increases, and increases in incentive and equity compensation. A statewide branding campaign launched during the third quarter of 2007 increased marketing and advertising expenses and an increase in other noninterest expense is comprised mainly of property tax payments made on behalf of borrowers of troubled loans. These increases were somewhat offset by an $872 thousand decrease in occupancy and equipment related to the sales of nine branches in non-strategic locations during the fourth quarter of 2007 and scheduled decreases in intangible amortization.

For the six months ended June 30, 2008, noninterest expenses increased $1.8 million as compared to the same period in 2007, excluding $2.2 million in integration costs associated with the first quarter 2008 Great Lakes acquisition and the second quarter 2007 real estate impairment loss. Contributing to this increase was a $1.6 million increase in salaries and benefits related to the additional Great Lakes personnel, routine merit increases, and increases in incentive and equity compensation. In addition, marketing and advertising expense increased $1.2 million due to the branding campaign launched in third quarter 2007. A $785 thousand increase in other noninterest expense for the first half of 2008 is primarily related to costs associated with troubled loans as noted previously. Offsetting these increases were a $786 thousand decrease in occupancy and equipment costs related to the fourth quarter 2007 sales of nine branches and an $870 thousand decrease in scheduled intangible amortization related to previous bank and insurance agency acquisitions.

Our increased net interest income helped our efficiency ratio improve for both the current quarter and the first half of 2008. Our efficiency ratio improved to 58.8%, the lowest level in six quarters, for the three months ended June 30, 2008, as compared to 63.5% for the quarter ended June 30, 2007 (excluding Great Lakes integration expenses and 2007 real estate impairment loss). For the first half of 2008, our efficiency ratio improved to 60.3% from 64.2% for the first half of 2007 (excluding Great Lakes integration expenses and 2007 real estate impairment loss).

Income Taxes

Our effective tax rate for the six months ended June 30, 2008 increased to 34.0% as compared to 33.3% for the same period in the prior year, primarily due to 2007 New York State legislation phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank.

CAPITAL RESOURCES

During the first six months of 2008, our stockholders’ equity increased $78.2 million. The increase was primarily the result of the first quarter acquisition of Great Lakes, which included the issuance of 5.4 million shares of common stock with an aggregate value of $73.8 million, our earnings (net of dividends declared) of $12.9 million, as well as an increase from ESOP and stock-based compensation plans of $4.4 million offsetting $6.0 million in unrealized losses in our securities portfolio and $6.8 million in treasury stock purchases.

For the six months ended June 30, 2008, we declared common stock dividends of $0.28 per share, or $29.0 million. This represents a payout ratio of 70%, and an 8% increase over the prior year on a per share basis. At this time, we do not anticipate increasing our per share dividend as it is important that we maintain our liquidity and capital position in the current uncertain economic environment.

At June 30, 2008, we held 15.7 million shares of our stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the six months ended June 30, 2008 we repurchased 625 thousand shares of our common stock, at a total purchase price of $6.8 million. As of June 30, 2008, we are authorized to repurchase an additional 3.5 million shares under current repurchase programs. During the first half of 2008 we issued 263 thousand shares from treasury stock in connection with the exercise of stock options and vested restricted stock awards. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy and capital markets stabilize.

Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of June 30, 2008. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$623,709	7.61%	122,968	1.50%	N/A	N/A	%
Tier 1 (core) capital	623,709	7.61	327,916	4.00	409,895	5.00
Tier 1 risk based capital	623,709	10.08	247,481	4.00	371,221	6.00
Total risk based capital	698,837	11.30	494,962	8.00	618,702	10.00

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

As of June 30, 2008, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $161.4 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.

Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our acquisition of Great Lakes and our higher level of commercial loan growth in 2008 have been funded primarily by cash flow generated from our deposit growth, principal and interest received from maturing assets, as well as wholesale borrowings.

We have a total borrowing capacity of up to $2.0 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $653.3 million was available for use at June 30, 2008.

In the ordinary course of business, we extend commitments to originate residential, commercial, and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customer’s creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2008, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $1.2 billion.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The risks involved in issuing these credit lines is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $667.6 million at June 30, 2008 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $295.2 million and have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of the contract between the customer and the third party. Standby letters of credit amounted to $100.8 million at June 30, 2008 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

At the end of the current quarter, we were committed to sell residential mortgages amounting to $13.5 million, consistent with our approach to sell long-term fixed rate mortgages.

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

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at June 30, 2008. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions.

	Calculated increase (decrease) at June 30, 2008
Changes in interest rates	Net interest income	% Change
	(in thousands)
+200 basis points	$(6,303)	(2.30)%
+100 basis points	(3,219)	(1.18)
-100 basis points	2,768	1.01

ITEM 4.   Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2008 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FN-Canada’s claimed damages of $532 million represent what it claims are the Company’s “net revenues” from services provided under the FIRST NIAGARA marks. Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed ំwhich we believe is unlikelyំ an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception. The TTAB has held twice that the Company did not adopt its name in bad faith.

ITEM 1A. Risk Factors

There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2007 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the second quarter of 2008:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans

April	—	—	—	3,503,096

May	—	—	—	3,503,096

June	—	—	—	3,503,096

Total	—		—

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on April 29, 2008 (Annual Meeting), the nominees for directors of the Company proposed were elected. Stockholders cast votes for those nominees as follows:

	Number of Votes
Matter Considered	For	Withheld

Election of Directors

Thomas E. Baker	96,215,238	2,283,220
G. Thomas Bowers	96,099,413	2,399,045
William H. (Tony) Jones	96,169,567	2,328,890

The terms of Daniel J. Hogarty, Jr., Daniel W. Judge, John R. Koelmel, George M. Philip, Sharon D. Randaccio, Louise Woerner, and David M. Zebro continued after the Annual Meeting.

On other business at the Annual Meeting, stockholders ratified the appointment of KPMG LLP as Independent Registered Accounting Firm for the year ending December 31, 2008. Stockholders cast votes for the ratification as follows:

	Number of Votes
Matter Considered	For	Against	Withheld

Ratification of KPMG LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2008	97,527,866	681,343	289,248

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: August 7, 2008	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer