Form 10-Q
period 2008-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2008-11-06
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
YES ☐ NO ☐

The Registrant had 118,542,664 shares of Common Stock, $0.01 par value, outstanding as of November 4, 2008.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$144,254	114,991
Restricted cash	3,992	—
Securities available for sale	1,250,074	1,217,164
Loans held for sale	2,106	3,278
Loans and leases, net of allowance for credit losses of $77,664 and $70,247 in 2008 and 2007	6,341,708	5,651,427
Bank owned life insurance	126,177	108,875
Premises and equipment, net	94,231	88,687
Goodwill	766,302	706,924
Core deposit and other intangibles	37,612	43,147
Other assets	241,927	161,735
Total assets	$9,008,383	8,096,228

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$5,816,720	5,548,984
Short-term borrowings	771,683	500,258
Long-term borrowings	832,094	594,723
Other liabilities	146,864	99,084
Total liabilities	7,567,361	6,743,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 125,419,261 and 120,044,736 shares issued in 2008 and 2007	1,254	1,200
Additional paid-in capital	1,322,762	1,244,766
Retained earnings	364,491	344,656
Accumulated other comprehensive loss	(13,529)	(2,604)
Common stock held by ESOP; 3,134,547 and 3,323,662 shares in 2008 and 2007	(24,131)	(25,350)
Treasury stock, at cost; 15,427,226 and 15,274,479 shares in 2008 and 2007	(209,825)	(209,489)
Total stockholders’ equity	1,441,022	1,353,179
Total liabilities and stockholders’ equity	$9,008,383	8,096,228

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans and leases	$94,459	95,556	283,253	282,320
Securities available for sale and other investments	15,492	11,355	48,087	33,332
Total interest income	109,951	106,911	331,340	315,652

Interest expense:
Deposits	25,959	40,458	94,722	119,080
Borrowings	13,792	10,748	39,747	27,601
Total interest expense	39,751	51,206	134,469	146,681
Net interest income	70,200	55,705	196,871	168,971
Provision for credit losses	6,500	2,100	14,500	6,000

Net interest income after provision for credit losses	63,700	53,605	182,371	162,971

Noninterest income:
Banking services	10,390	10,071	29,655	29,177
Insurance and benefits consulting	12,302	13,345	38,193	40,083
Wealth management services	2,686	2,412	7,763	7,247
Lending and leasing	2,224	2,191	6,704	6,276
Bank owned life insurance	1,294	1,144	3,726	3,760
Other	293	567	2,051	1,443
Total noninterest income	29,189	29,730	88,092	87,986

Noninterest expense:
Salaries and employee benefits	33,914	30,159	101,177	95,428
Occupancy and equipment	5,744	5,544	18,716	23,010
Technology and communications	4,971	4,770	14,910	14,514
Marketing and advertising	2,639	2,121	7,603	5,730
Professional services	1,061	1,243	3,058	3,210
Amortization of core deposit and other intangibles	2,146	2,570	6,606	7,900
Other	6,279	5,541	18,785	17,087
Total noninterest expense	56,754	51,948	170,855	166,879
Income before income taxes	36,135	31,387	99,608	84,078
Income taxes	12,395	10,284	33,976	27,830
Net income	$23,740	21,103	65,632	56,248

Earnings per share:
Basic	$0.22	0.21	0.62	0.55
Diluted	$0.22	0.21	0.62	0.54
Weighted average common shares outstanding:
Basic	106,075	101,472	105,067	103,366
Diluted	106,795	102,059	105,671	104,033
Dividends per common share	$0.14	0.14	0.42	0.40

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$23,740	21,103	65,632	56,248

Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(5,122)	5,394	(11,109)	4,111
Net unrealized gains on interest rate swaps	152	—	152	—
Other adjustments	8	19	32	30
Total other comprehensive (loss) income	(4,962)	5,413	(10,925)	4,141
Total comprehensive income	$18,778	26,516	54,707	60,389

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	loss	ESOP	Stock	Total

Balances at January 1, 2008	$1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179
Adoption of SFAS No. 158	—	—	(117)	—	—	—	(117)
Balances at January 1, 2008, as adjusted	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062
Net income	—	—	65,632	—	—	—	65,632
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	54	73,728	—	—	—	—	73,782
Total other comprehensive loss, net	—	—	—	(10,925)	—	—	(10,925)
Purchase of treasury stock	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	985	—	—	1,219	—	2,204
Stock-based compensation expense	—	4,507	—	—	—	—	4,507
Net tax benefits related to stock-based compensation	—	603	—	—	—	—	603
Exercise of stock options and restricted stock activity	—	(1,827)	(1,750)	—	—	6,459	2,882
Common stock dividend of $0.42 per share	—	—	(43,930)	—	—	—	(43,930)
Balances at September 30, 2008	$1,254	1,322,762	364,491	(13,529)	(24,131)	(209,825)	1,441,022

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	loss	ESOP	stock	Total

Balances at January 1, 2007	$1,200	1,237,816	322,745	(19,877)	(26,816)	(127,871)	1,387,197
Net income	—	—	56,248	—	—	—	56,248
Total other comprehensive income, net	—	—	—	4,141	—	—	4,141
Purchase of treasury stock	—	—	—	—	—	(85,695)	(85,695)
ESOP shares committed to be released	—	769	—	—	1,115	—	1,884
Stock-based compensation expense	—	5,141	—	—	—	—	5,141
Net tax benefits related to stock-based compensation	—	1,599	—	—	—	—	1,599
Exercise of stock options and restricted stock activity	—	(3,110)	(4,569)	—	—	11,086	3,407
Common stock dividend of $0.40 per share	—	—	(41,609)	—	—	—	(41,609)
Balances at September 30, 2007	$1,200	1,242,215	332,815	(15,736)	(25,701)	(202,480)	1,332,313

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$65,632	56,248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	5,048	3,912
Provision for credit losses	14,500	6,000
Depreciation of premises and equipment	8,177	8,966
Impairment loss from real estate writedowns	890	5,493
Amortization of core deposit and other intangibles	6,606	7,900
Originations of loans held for sale	(75,358)	(61,955)
Proceeds from sales of loans held for sale	76,728	62,236
Gain on sale of loans	(199)	(409)
Gain on sale of securities	—	(214)
ESOP and stock-based compensation expense	6,711	7,423
Deferred income tax expense (benefit)	648	(3,194)
Income from bank owned life insurance	(3,726)	(3,223)
Net increase in other assets	(4,942)	(844)
Net increase in other liabilities	28,122	25,165
Net cash provided by operating activities	128,837	113,504

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	248,536	177,675
Principal payments received on securities available for sale	154,884	115,613
Purchases of securities available for sale	(236,041)	(323,436)
Loan originations in excess of principal payments	(159,792)	(184,742)
Acquisitions, net of cash and cash equivalents	(84,719)	(10,778)
Other, net	(23,342)	(17,770)
Net cash used in investing activities	(100,474)	(243,438)

Cash flows from financing activities:
Net decrease in deposits	(325,699)	(4,283)
Proceeds from short-term borrowings, net	120,777	26,146
Proceeds from long-term borrowings	265,000	196,100
Repayments of long-term borrowings	(12,285)	(20,745)
Proceeds from exercise of stock options	3,229	3,591
Excess tax benefit from stock-based compensation	603	1,599
Purchase of treasury stock	(6,795)	(85,695)
Dividends paid on common stock	(43,930)	(41,609)
Net cash provided by financing activities	900	75,104

Net increase (decrease) in cash and cash equivalents	29,263	(54,830)
Cash and cash equivalents at beginning of period	114,991	187,652
Cash and cash equivalents at end of period	$144,254	132,822

Cash paid during the period for:
Income taxes	$35,131	28,109
Interest expense	134,708	145,018
Acquisition of noncash assets and liabilities:
Assets acquired	902,388	11,341
Liabilities assumed	743,888	563
Loans transferred to other real estate owned	3,784	342
Loans securitized	$—	164,284

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

(in thousands, except as noted and per share amounts)

The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations provided by the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. Results for the nine months ended September 30, 2008 do not necessarily reflect the results that may be expected for the year ending December 31, 2008. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. The Company and the Bank are referred to collectively as “we” or “our.”

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

The results of Great Lakes’ operations are included in our 2008 Consolidated Statement of Income from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Securities available for sale	$211,752
Loans, net	546,927
Goodwill	59,154
Core deposits and other intangibles	879
Other assets	75,873
Total assets acquired	894,585

Deposits	593,252
Borrowings	137,718
Other liabilities	12,918
Total liabilities assumed	743,888

Net assets acquired	$150,697

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the assets acquired and liabilities assumed from Great Lakes were recorded at fair value on the date of acquisition.

The fair value of available for sale securities acquired from Great Lakes was obtained from a third party, which considers observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.

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

The fair value of borrowings assumed from Great Lakes was provided by third parties or estimated using the present value of projected cash flows from maturing borrowings, discounted utilizing current market rates of identical borrowings as of the acquisition date. One borrowing acquired from Great Lakes, due to its structure, was valued based on the most recent similarly structured borrowing of another financial institution.

Note 2. Loans and Leases

The following is a summary of our loans and leases for the dates indicated:

	September 30, 2008	December 31, 2007
Commercial:
Real estate	$2,157,421	1,902,334
Construction	332,180	292,675
Business	914,452	730,029
Total commercial loans	3,404,053	2,925,038

Residential real estate (1)	2,038,351	1,955,690
Home equity	607,800	503,779
Other consumer	152,640	127,169
Specialized lending (2)	184,739	183,747
Total loans and leases	6,387,583	5,695,423

Net deferred costs and unearned discounts	33,895	29,529
Allowance for credit losses	(77,664)	(70,247)
Total loans and leases, net	$6,343,814	5,654,705

(1) Includes $2.1 million and $3.3 million of loans held for sale at September 30, 2008 and December 31, 2007, respectively.
(2) Includes commercial leases and financed insurance premiums.

The following table presents the analysis of the allowance for credit losses for the periods indicated:

	Nine months ended September 30,
	2008	2007

Balance at beginning of period	$70,247	71,913
Charge-offs	(11,671)	(8,279)
Recoveries	1,698	1,418
Provision for credit losses	14,500	6,000
Acquired at acquisition date	2,890	—
Balance transferred(1)	—	(82)
Balance at end of period	$77,664	70,970

(1)  Amount of credit loss reserves associated with mortgage loans securitized during the third quarter of 2007.

Note 3. Deposits

The following is a summary of deposit balances for the dates indicated:

	September 30, 2008	December 31, 2007

Savings	$778,794	786,759
Interest-bearing checking	521,206	468,165
Money market deposit accounts	1,915,122	1,607,137
Noninterest-bearing	693,424	631,801
Certificates	1,908,174	2,055,122
Total deposits	$5,816,720	5,548,984

Note 4. Mortgage Servicing Rights

The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated:

	Nine months ended September 30,
	2008	2007

Balance at beginning of period	$4,312	2,491
Addition of mortgage servicing rights	410	2,072
Amortization	(450)	(219)
Balance at end of period	$4,272	4,344

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

Note 5. Interest Rate Swap

To hedge the interest rate risk on certain variable-rate long-term borrowings, we entered into two interest rate swaps in September 2008, each with a notional amount of $25.0 million and a maturity date of September 2011. We used these swaps to convert a total of $50.0 million of London Inter-Bank Offered Rate (LIBOR) based variable-rate long-term borrowings to fixed rate borrowings. We accounted for these swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” At September 30, 2008, the unrealized gain on the swaps, net of deferred taxes, was $152 thousand and is included in total comprehensive income in the Consolidated Statements of Comprehensive Income.

Note 6. Stock-Based Compensation

We offer several stock-based incentive compensation plans to directors and certain employees, including a stock option plan, a restricted stock plan, and a long-term performance-based equity compensation plan. We account for these plans under SFAS No. 123(R), “Share-Based Payment,” which requires us to record compensation costs related to awards under the plans at the time such awards are granted.

The total expense recognized for our stock-based compensation plans was $4.5 million and $5.1 million during the nine months ended September 30, 2008 and 2007, respectively. The amounts recognized include expenses relating to pre-existing stock awards, new grants awarded during the current period, and expenses relating to equity awards accelerated in connection with employee retirements. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.

Note 7. Earnings Per Share

The following table is a computation of our basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available to common shareholders	$23,740	21,103	65,632	56,248

Weighted average common shares outstanding:
Total shares issued	125,419	120,045	124,536	120,045
Unallocated ESOP shares	(3,196)	(3,468)	(3,260)	(3,506)
Unvested restricted stock awards	(542)	(557)	(558)	(560)
Treasury shares	(15,606)	(14,548)	(15,651)	(12,613)

Total basic weighted average common shares outstanding	106,075	101,472	105,067	103,366

Incremental shares from assumed exercise of stock options	460	468	365	539
Incremental shares from assumed vesting of restricted stock awards	260	119	239	128
Total diluted weighted average common shares outstanding	106,795	102,059	105,671	104,033

Basic earnings per share	$0.22	0.21	0.62	0.55
Diluted earnings per share	$0.22	0.21	0.62	0.54
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	631	909	793	874

Note 8. Fair Value Measurements

As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” we have delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of our available for sale securities portfolio was estimated using Level 2 inputs. We obtain fair value measurements from a third party. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. At September 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $1.2 billion.

During the quarter ended September 30, 2008, we determined that the collateralized debt obligations included in our securities available for sale portfolio should be transferred from Level 2 to Level 3 of the fair value hierarchy due to the lack of observable market data. At September 30, 2008, the carrying value and estimated fair value, using Level 3 inputs, of our collateralized debt obligations was $1.2 million.

Interest Rate Swaps. The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not material to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy.

We obtain fair value measurements of our interest rate swaps from a third party. The fair value measurements are determined using the market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk. The impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees are also considered in the fair value measurement. At September 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our interest rate swaps was $252 thousand.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the quarter, we recorded a $2.8 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $4.2 million.

Note 9. Pension and Other Postretirement Plans

We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan, were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan.

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

Periodic pension and postretirement cost (benefit), which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
Pension plans:	2008	2007	2008	2007
Interest cost	$950	928	2,851	2,785
Expected return on plan assets	(934)	(1,242)	(2,804)	(3,727)
Amortization of unrecognized loss	—	37	—	112

Net pension cost (benefit)	$16	(277)	47	(830)

	Three months ended		Nine months ended
	September 30,		September 30,
Other postretirement plans:	2008	2007	2008	2007
Interest cost	$141	116	424	347
Amortization of unrecognized loss	4	4	10	12
Amortization of unrecognized prior service liability	(16)	(16)	(48)	(48)

Net postretirement cost	$129	104	386	311

Note 10. Segment Information

We have two business segments: banking and financial services. The banking segment includes our retail and commercial banking operations, as well as our investment management and advisory operations, which were previously included in our financial services segment. The selected financial information below for the three and nine months ended September 30, 2007 reflects this realignment. The financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.

Selected financial information for our segments follows for the periods indicated:

For the three months ended:	Banking	Financial Services	Consolidated Total
September 30, 2008
Net interest income	$70,200	—	70,200
Provision for credit losses	6,500	—	6,500
Net interest income after provision for credit losses	63,700	—	63,700
Noninterest income	16,848	12,341	29,189
Amortization of core deposit and other intangibles	1,273	873	2,146
Other noninterest expense	44,166	10,442	54,608
Income before income taxes	35,109	1,026	36,135
Income tax expense	12,043	352	12,395
Net income	$23,066	674	23,740

September 30, 2007
Net interest income	$55,705	—	55,705
Provision for credit losses	2,100	—	2,100
Net interest income after provision for credit losses	53,605	—	53,605
Noninterest income	16,364	13,366	29,730
Amortization of core deposit and other intangibles	1,554	1,016	2,570
Other noninterest expense	39,615	9,763	49,378
Income before income taxes	28,800	2,587	31,387
Income tax expense	9,221	1,063	10,284
Net income	$19,579	1,524	21,103

For the nine months ended:	Banking	Financial Services	Consolidated Total
September 30, 2008
Net interest income	$196,870	1	196,871
Provision for credit losses	14,500	—	14,500
Net interest income after provision for credit losses	182,370	1	182,371
Noninterest income	49,792	38,300	88,092
Amortization of core deposit and other intangibles	3,858	2,748	6,606
Other noninterest expense	132,642	31,607	164,249
Income before income taxes	95,662	3,946	99,608
Income tax expense	32,630	1,346	33,976
Net income	$63,032	2,600	65,632

September 30, 2007
Net interest income	$168,960	11	168,971
Provision for credit losses	6,000	—	6,000
Net interest income after provision for credit losses	162,960	11	162,971
Noninterest income	47,847	40,139	87,986
Amortization of core deposit and other intangibles	4,721	3,179	7,900
Other noninterest expense	129,027	29,952	158,979
Income before income taxes	77,059	7,019	84,078
Income tax expense	25,146	2,684	27,830
Net income	$51,913	4,335	56,248

Note 11. Income Taxes

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

Note 12. Recently Issued Accounting Pronouncements

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

In June 2008, the FASB released Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This position requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

In October 2008, the FASB released FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and to provide an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. Effective immediately for our interim financial statements as of September 30, 2008, the implementation of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.

Note 13. Subsequent Events

On October 1, 2008, we issued 8.5 million shares of common stock from treasury in a syndicated stock offering at a price of $13.50 per share. Net proceeds totaled approximately $108.8 million after deducting underwriting discounts and commissions and offering expenses of $6.2 million.

On October 27, 2008, we received approval to participate in the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). We have been approved for the maximum subscription amount of 3% of our risk-weighted assets as of June 30, 2008, which amounted to $185.6 million, in the form of nonvoting preferred stock. The preferred stock would pay a 5% cumulative dividend per year for five years, then 9% thereafter and is callable after three years. The U.S. Treasury would also receive warrants to purchase our common stock with an aggregate market price equal to 15% of the preferred stock they receive. Participation in the CPP would restrict us from increasing the dividend we pay on our common stock and from repurchasing shares of our common stock for three years without consent from the U.S. Treasury, in addition to limiting compensation paid to our executives. Pursuant to our review and approval of the terms and conditions of the CPP, we would receive the proceeds during the fourth quarter. We plan to use the proceeds to execute our growth strategy, which may include the acquisition of other financial services companies.

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

OVERVIEW

First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are a full-service, community focused bank in Upstate New York, with $9.0 billion in assets, $5.8 billion in deposits, and 114 full-service branch locations.

RECENT MARKET DEVELOPMENTS

In the past year, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant writedowns in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector.

In an effort to restore confidence, liquidity, and stability to financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. The EESA is expected to provide relief through the infusion of capital and the purchase of troubled assets from financial institutions. In addition, the EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009.

Pursuant to the EESA, the U.S. Treasury created the Troubled Assets Relief Program (“TARP”). Under this program, the U.S Treasury will make available $250 billion of capital to financial institutions in the form of preferred stock. The U.S. Treasury will also receive warrants to purchase common stock with an aggregate market price equal to 15% of their preferred stock investment.

Additionally, on October 14, 2008, the Secretary of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, enabling the FDIC to provide a 100% guarantee for newly-issued senior unsecured debt and noninterest bearing transaction deposit accounts at FDIC insured institutions under the Temporary Liquidity Guarantee Program. There is no cost to participating institutions for the first 30 days of the program and thereafter fees will be imposed at the rate of 75 basis points per year for newly issued senior unsecured debt and 10 basis points per year for noninterest bearing transaction deposit accounts.

As a result of the relative economic stability of our Upstate New York markets over the last few years, our market area has not experienced the turmoil created by these recent developments. Therefore, we have not noticed a significant impact on our daily operations; however, we cannot provide any assurance that in the future we will not be adversely affected by these events.

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

MARKET AREAS AND COMPETITION

Our business operations are concentrated in Upstate New York; therefore, our financial results are affected by economic conditions in this geographic area. At this point, Upstate New York has not been significantly impacted by the deteriorating economic conditions affecting other regions of the country. However, if we are unable to sustain our competitive posture or if economic conditions in our markets do deteriorate, both our ability to expand our business, as well as the quality of our loan portfolio, could materially impact our financial results.

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

Investment Securities

All of our investment securities are classified as available for sale and recorded at fair value on our Statements of Condition. Unrealized gains or losses, net of the deferred tax effect, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair values are based on prices obtained from a third party which considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. We conduct a quarterly review and evaluation of the securities portfolio to determine if any declines in fair value are other than temporary. Any valuation decline that is determined to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

Goodwill

We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is performed on an annual basis or when certain triggering events are deemed to have occurred and involves evaluating the estimated earnings from the related assets and liabilities of our business units based upon the present value of future cash flows. If the estimated fair value of a business segment to which we have allocated goodwill is less than the financial statement carrying value, we would record a charge against earnings to reduce the carrying value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K.

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

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Overview

Net income for the nine months ended September 30, 2008 increased $9.4 million, or 8 cents per diluted share, to $65.6 million, or 62 cents per diluted share, from $56.2 million, or 54 cents per diluted share, for the nine months ended September 30, 2007. Net income for the third quarter of 2008 was $23.7 million, or 22 cents per diluted share, compared with $21.1 million, or 21 cents per diluted share, for the third quarter of 2007.

Results for the third quarter of 2008 as compared to the second quarter of 2008 reflect a number of positive trends highlighted by an 18 basis point increase in our net interest margin to 3.68%, the highest level in over two years. This increase was driven by our pricing discipline, our asset/liability management efforts and an easing in competitive deposit rates. Other highlights are as follows:
•	Net interest income increased by $3.6 million, or 5%, primarily due to a reduction in our funding costs.
•
Yields on our interest bearing liabilities have declined 29 basis points, their lowest level in three years. This decline resulted from the maturation of higher rate certificates of deposit accounts, easing in competitive market deposit pricing, and a reduction in our borrowing costs.

•
Commercial loan growth continued, despite difficult market conditions, with only modest credit quality weakening, as evidenced by only slight increases in our ratio of annualized net charge-offs to average loans outstanding and ratio of total nonaccruing loans to total loans.

Analysis of Financial Condition at September 30, 2008

Total assets increased $912.2 million from $8.10 billion at December 31, 2007 to $9.01 billion at September 30, 2008, primarily due to the Great Lakes acquisition during the first quarter of 2008. In addition, we noted the following positive balance trends during 2008:
•	Higher-yielding commercial loans have grown to 53% of our loan portfolio, compared to 51% at December 31, 2007 and 50% one year ago.
•
Our securities available for sale portfolio of $1.3 billion reflected the higher yielding securities added to the portfolio in the fourth quarter of 2007, which resulted in an average yield of 5.00% for the first nine months of 2008 as compared to an average yield of 4.40% for the same period in 2007.

•
Deposit mix shift from certificates of deposit accounts into lower yielding money market deposit accounts and other core deposit products resulted in our core deposit accounts increasing to 67% of total deposits, compared to 63% at December 31, 2007 and 60% one year ago.

•
Increase in lower cost wholesale borrowings resulted in average borrowings increasing to 20% of interest bearing liabilities for the nine month period ended September 30, 2008 as compared to 14% for the nine months ended September 30, 2007.

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

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,157,421	33.8%	$1,902,334	33.5%
Construction	332,180	5.2	292,675	5.1
Business	914,452	14.3	730,029	12.8
Total commercial loans	3,404,053	53.3	2,925,038	51.4
Residential real estate	2,038,351	31.9	1,955,690	34.3
Home equity	607,800	9.5	503,779	8.9
Other consumer	152,640	2.4	127,169	2.2
Specialized lending	184,739	2.9	183,747	3.2
Total loans and leases	6,387,583	100.0%	5,695,423	100.0%
Net deferred costs and unearned discounts	33,895		29,529
Allowance for credit losses	(77,664)		(70,247)
Total loans and leases, net	$6,343,814		$5,654,705

Excluding the balances obtained from Great Lakes, total loans and leases increased $148.8 million from December 31, 2007, reflecting an increase in higher-yielding commercial loan balances of $288.7 million, or 12% annualized. Contributing to this growth was a $178.8 million, or 12% annualized, increase in commercial real estate loans and a $98.3 million, or 16% annualized, increase in business loans. These increases were driven by a growth in originations and historically low unscheduled loan payoffs as a result of decreased competition from larger banks and nonbank entities currently facing liquidity and capital issues. Somewhat offsetting these increases was a 20% annualized decrease in our other consumer loans portfolio, as we continue to deemphasize certain types of consumer loans, including indirect auto loans, and a 10% annualized decrease in residential real estate loans as consumer demand continues to be for long-term fixed rate products which we generally do not maintain in our portfolio.

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

The following table presents the analysis of the allowance for credit losses for the periods indicated (amounts in thousands).

	Nine months ended September 30,
	2008	2007
Balance at beginning of period	$70,247	$71,913
Net charge-offs:
Charge-offs	(11,671)	(8,279)
Recoveries	1,698	1,418
Net charge-offs	(9,973)	(6,861)

Acquired at acquisition date	2,890	—
Provision for credit losses	14,500	6,000
Balance transferred(1)	—	(82)
Balance at end of period	$77,664	$70,970
Ratio of annualized net charge-offs to average loans outstanding during the period	0.21%	0.16%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.31%	0.14%

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

The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands).

	September 30, 2008	December 31, 2007
Nonaccruing loans:
Commercial real estate	$28,884	$16,229
Commercial business	4,274	3,430
Residential real estate	5,167	3,741
Home equity	1,541	849
Other consumer	627	885
Specialized lending	4,205	2,920
Total nonaccruing loans	44,698	28,054
Real estate owned	2,782	237
Total nonperforming assets	$47,480	$28,291
Total nonaccruing loans as a percentage of total loans	0.70%	0.49%
Total nonperforming assets as a percentage of total assets	0.53%	0.35%
Allowance for credit losses to total loans	1.21%	1.23%
Allowance for credit losses to nonaccruing loans	174%	250%

Our credit quality trends continue to be consistent with expectations, in light of the softening economic climate combined with the maturation of our commercial loan portfolio. While our total nonperforming loans increased $10.3 million from the prior quarter, they still represent only 0.70% of our total loans, compared to 0.49% at December 31, 2007 and 0.53% at June 30, 2008. As a percentage, our allowance for credit losses to nonaccruing loans decreased to 174% at September 30, 2008 from 243% one year ago and 218% last quarter.

Total nonaccruing loans increased $16.6 million since December 31, 2007. Of this increase, $918 thousand was attributable to residential real estate and home equity loans obtained from Great Lakes, while the remaining increase was primarily attributable to certain commercial real estate and business loans. Net charge-offs to average loans outstanding increased slightly to 0.21% from 0.16% for the comparable nine months in 2007 and 0.19% from the prior quarter. We continue to have no exposure to subprime or Alt-A mortgages within our footprint. We believe the level of allowance is sufficient to cover losses in our loan portfolios.

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

At September 30, 2008, the balance of our securities portfolio was $1.25 billion, compared to $1.22 billion at December 31, 2007, with the increase attributable to the securities obtained in the Great Lakes acquisition offset by unrealized losses in our portfolio. Our investment portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 3.8 years at September 30, 2008.

During the quarter, net unrealized losses on available for sale investment securities, net of deferred tax effect increased $5.1 million to $11.1 million.  Generally, the value of our investment securities fluctuates inversely with changes in interest rates. The value of our securities may also be impacted by changes in credit or a temporary lack of liquidity in the market. The unrealized losses represent the difference between the estimated fair value and the amortized cost of our securities, net of the deferred tax effect.  As of September 30, 2008 our pre-tax net unrealized losses were $18.4 million with an amortized cost of $1.27 billion. The net loss position has primarily been caused by the significant upheaval in the mortgage and credit markets contributing to the lack of liquidity for certain asset classes. We have assessed the securities available for sale that were in an unrealized loss position and determined that the decline in fair value is temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily U. S. government agencies or government sponsored enterprises), the delinquency or default rates of underlying collateral, and our ability and intent to hold these securities until their fair value recovers to their amortized cost. At this point we deem any unrealized losses to be temporary, as we have the ability and intent to hold our investment securities currently in an unrealized loss position to recovery. In addition, we do not hold any common or preferred stock of Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”).

Deposits

The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$778,794	13.4%	$786,759	14.2%
Interest-bearing checking	521,206	9.0	468,165	8.4
Money market deposit accounts	1,915,122	32.9	1,607,137	29.0
Noninterest-bearing	693,424	11.9	631,801	11.4
Total core deposits	3,908,546	67.2	3,493,862	63.0
Certificates	1,908,174	32.8	2,055,122	37.0
Total deposits	$5,816,720	100.0%	$5,548,984	100.0%

During the first nine months of 2008, our total deposit balances decreased $325.5 million, exclusive of $593.3 million in deposits acquired from Great Lakes. Certificate balances decreased $480.5 million, while money market deposit balances increased $289.9 million, indicative of the maturation of certificates of deposit accounts and our focus on growing profitable relationships. As a result, core deposits increased $154.9 million during the first nine months of 2008 and now comprise 67% of total deposits, up from 65% in the prior quarter and 60% in the same quarter in 2007.

Our municipal deposit balances increased $35.3 million to $626.0 million at September 30, 2008 from December 31, 2007, exclusive of $45.0 million in municipal deposits acquired from Great Lakes. However, balances declined $46.8 million from the second quarter of 2008 as municipalities fund planned expenditures before fall tax collections replenish balances.

Borrowings

Wholesale borrowings increased $371.1 million, or 30%, during the first nine months of 2008 to $1.60 billion, excluding those assumed as part of the acquisition of Great Lakes. We used borrowings to support our loan growth while these funding costs are at comparatively low levels. Since December 31, 2007, we have originated $265.0 million in new long-term borrowings at rates that range from 3.01% to 3.83%, with an average weighted life of 3.4 years. These borrowings, together with the renewal of maturing existing borrowings, have contributed to a 54 basis point reduction in our borrowing costs during the first three quarters of 2008 as compared to the same period in 2007, and a 24 basis point reduction from the prior quarter.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

	Three months ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,422,241	$94,721	5.88%	$5,785,517	$95,143	6.54%
Securities available for sale and other investments(2)	1,346,186	16,678	4.95	1,166,486	13,463	4.61
Total interest-earning assets	7,768,427	111,399	5.72	6,952,003	108,606	6.22
Noninterest-earning assets(3)(4)	1,223,472			1,092,672
Total assets	$8,991,899			$8,044,675
Interest-bearing liabilities:
Savings deposits	$802,900	525	0.26%	$881,145	$773	0.35%
Checking deposits	498,065	344	0.27	482,838	454	0.37
Money market deposits	1,963,454	10,386	2.10	1,393,680	13,208	3.76
Certificates of deposit	1,985,925	14,704	2.95	2,286,634	26,023	4.51
Borrowed funds	1,444,923	13,792	3.78	889,375	10,748	4.78
Total interest-bearing liabilities	6,695,267	39,751	2.36	5,933,672	51,206	3.42
Noninterest-bearing deposits	726,852			657,366
Other noninterest-bearing liabilities	131,998			126,245
Total liabilities	7,554,117			6,717,283
Stockholders’ equity(3)	1,437,782			1,327,392
Total liabilities and stockholders’ equity	$8,991,899			$8,044,675
Net interest income		$71,648			$57,401
Net interest rate spread			3.36%			2.80%
Net earning assets	$1,073,161			$1,018,331
Net interest rate margin		3.68%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.03%			117.16%

	Nine months ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,287,886	$284,046	6.02%	$5,731,277	$281,120	6.54%
Securities available for sale and other investments(2)	1,379,217	52,226	5.05	1,148,053	38,651	4.49
Total interest-earning assets	7,667,103	336,272	5.85	6,879,330	319,771	6.20
Noninterest-earning assets(3)(4)	1,233,759			1,077,769
Total assets	$8,900,862			$7,957,099
Interest-bearing liabilities:
Savings deposits	$796,868	1,717	0.29%	$915,116	$3,203	0.47%
Checking deposits	486,998	1,094	0.30	490,696	1,560	0.43
Money market deposits	1,883,580	34,256	2.43	1,356,608	37,127	3.66
Certificates of deposit	2,156,305	57,655	3.57	2,296,188	77,190	4.49
Borrowed funds	1,320,664	39,747	4.00	808,332	27,601	4.54
Total interest-bearing liabilities	6,644,415	134,469	2.70	5,866,940	146,681	3.34
Noninterest-bearing deposits	681,173			621,389
Other noninterest-bearing liabilities	152,063			117,270
Total liabilities	7,477,651			6,605,599
Stockholders’ equity(3)	1,423,211			1,351,500
Total liabilities and stockholders’ equity	$8,900,862			$7,957,099
Net interest income		$201,803			$173,090
Net interest rate spread			3.15%			2.86%
Net earning assets	$1,022,688			$1,012,390
Net interest rate margin		3.51%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.39%			117.26%

(1)	Average outstanding balances are net of deferred costs and premiums and include nonaccruing loans and loans held for sale.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Or taxable equivalent net interest rate margin improved 18 basis points from the second quarter of 2008 and 16 basis points for the first nine months of 2008 as compared to the first nine months of 2007. In addition, we experienced a 25% increase in net interest income during the quarter ending September 30, 2008 as compared to the third quarter of 2007, as well as a 17% increase in net interest income for the first three quarters of 2008 as compared to the same period in 2007, reflecting:
•
A more favorable funding mix driven by decreases in higher yielding certificates of deposit, growth in lower priced core deposits, and use of lower cost wholesale borrowings as an alternative funding source.

•	Multiple reductions in the federal funds interest rate resulting in funding costs at their lowest level in over two years.
•	Increased yields on investment securities due to our fourth quarter 2007 portfolio restructuring.
•	Shift in our balance sheet mix to higher yielding commercial loans.
•	Growth in our noninterest bearing deposits, primarily business checking deposits.

Provision for Credit Losses

Our provision for credit losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of nonaccruing and delinquent loans and the related collateral, as well as economic considerations. The provision charged to income was $6.5 million and $14.5 million for the three and nine months ended September 30, 2008, respectively, compared with $2.1 million and $6.0 million for the same periods in 2007, respectively. The $6.5 million provision recorded in the third quarter of 2008 represents a $1.6 million increase over the second quarter of 2008, with the increase primarily due to increased nonaccruing loans and the increased size of our higher risk commercial loan portfolio.

Noninterest Income

Noninterest income decreased slightly to $29.2 million for the quarter ended September 30, 2008 as compared to the third quarter of 2007. Insurance and benefits consulting revenues decreased $1.0 million primarily as a result of an industry-wide softening in insurance renewal rates. This decrease was somewhat offset by increases in transaction-based revenues from banking services and revenues from wealth management services due to increased sales activity as customers took advantage of higher rates offered on annuity products compared to rates on certificates of deposit accounts.

For the nine months ended September 30, 2008, noninterest income remained relatively unchanged at $88.1 million as compared to the same period in 2007. While insurance and benefits consulting revenues decreased by $1.9 due to industry-wide softening in insurance renewal rates, we experienced increases in revenues from transaction-based banking services, revenues from sales related wealth management services, and activity-driven lending and leasing revenues. The increase in other noninterest income was primarily the result of a gain from the disposition of one of our branches.

Although noninterest income as a percent of total revenues decreased to 29% for the quarter ended September 30, 2008 from 35% for the third quarter of 2007, the decrease resulted primarily from the increasing level of our net interest income. Noninterest income continues to be a significant source of stable revenue not subject to the volatility of interest rate changes.

Noninterest Expense

Noninterest expenses increased $4.8 million for the three months ended September 30, 2008 as compared to the third quarter of 2007. A $3.8 million increase in salaries and benefits during the current quarter is the result of personnel added from the Great Lakes acquisition, routine merit increases, and increases in performance-based incentive and equity compensation. Marketing and advertising expenses increased during the current quarter as compared to the same quarter in 2007, reflective of our statewide branding campaign, which we recently enhanced to address customers’ concerns regarding the financial services industry. Expenses related to troubled loans contributed to the increase in other noninterest expense. These increases were somewhat offset by scheduled decreases in intangible amortization.

For the nine months ended September 30, 2008, noninterest expenses increased $6.6 million as compared to the same period in 2007, excluding $2.2 million in integration costs associated with the first quarter 2008 Great Lakes acquisition and a $4.8 million real estate impairment loss recorded in the second quarter of 2007. Additional Great Lakes personnel, routine merit increases, and increases in performance-based incentive and equity compensation contributed to a $5.3 million increase in salaries and benefits. In addition, marketing and advertising expense increased $1.9 million due to our ongoing statewide branding campaign. Property tax payments made on behalf of borrowers of troubled loans helped contribute to a $1.5 million increase in other noninterest expense. Offsetting these increases was a $1.3 million decrease in intangible amortization related to previous bank and insurance agency acquisitions and a decrease in occupancy and equipment costs related to the fourth quarter 2007 sales of nine branches.

Our increased net interest income and disciplined management of expenses facilitated the improvement in our efficiency ratio for both the current quarter and the first three quarters of 2008. Excluding Great Lakes integration expenses and the 2007 real estate impairment loss, our efficiency ratio for the three months ended September 30, 2008 improved to 56.7%, the lowest level in seven quarters, as compared to 60.8% for the three months ended September 30, 2007. For the first three quarters of 2008, our efficiency ratio improved to 59.2% from 63.1% for the first three quarters of 2007 (excluding Great Lakes integration expenses and 2007 real estate impairment loss).

Income Taxes

Our effective tax rate for the nine months ended September 30, 2008 increased to 34.1% as compared to 33.1% for the same period in the prior year, primarily due to 2007 New York State legislation phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank.

CAPITAL RESOURCES

During the first nine months of 2008, our stockholders’ equity increased $87.8 million. The increase was primarily the result of the first quarter acquisition of Great Lakes, which included the issuance of 5.4 million shares of common stock with an aggregate value of $73.8 million, our earnings (net of dividends declared) of $21.7 million, as well as an increase from ESOP and stock-based compensation plans of $10.2 million. Offsetting these were $11.1 million in unrealized losses in our securities portfolio and $6.8 million in treasury stock purchases.

For the nine months ended September 30, 2008, we declared common stock dividends of $0.42 per share, or $43.9 million. This represents a payout ratio of 68%, and a 5% increase over the prior year on a per share basis. At this time, we do not anticipate increasing our per share dividend as it is important that we preserve our liquidity and maintain our capital position in the current uncertain economic environment.

On October 1, 2008, in an effort to provide additional capital to execute our growth strategy, further enhance our capital position, and for general corporate purposes, we raised additional capital by issuing 8.5 million shares of common stock from treasury in a syndicated stock offering at a price of $13.50 per share. Net proceeds totaled approximately $108.8 million after deducting underwriting discounts and commissions and offering expenses of $6.2 million.

At September 30, 2008, we held more than 15.4 million shares of our stock as treasury shares, of which 8.5 million were issued in our follow-on stock offering which closed on October 1, 2008. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. For the nine months ended September 30, 2008 we repurchased 625 thousand shares of our common stock, at a total purchase price of $6.8 million. As of September 30, 2008, we are authorized to repurchase an additional 3.5 million shares under current repurchase programs. During the first three quarters of 2008 we issued 535 thousand shares from treasury stock in connection with the exercise of stock options and vested restricted stock awards. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy and capital markets stabilize.

On October 27, 2008, we received approval to participate in the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). We have been approved for the maximum subscription amount of 3% of our risk-weighted assets as of June 30, 2008, which amounted to $185.6 million, in the form of nonvoting preferred stock. The preferred stock would pay a 5% cumulative dividend per year for five years, then 9% thereafter and is callable after three years. The U.S. Treasury would also receive warrants to purchase our common stock with an aggregate market price equal to 15% of the preferred stock they receive. Participation in the CPP would restrict us from increasing the dividend we pay on our common stock and from repurchasing shares of our common stock for three years without consent from the U.S. Treasury, in addition to limiting compensation paid to our executives. Pursuant to our review and approval of the terms and conditions of the CPP, we would receive the proceeds during the fourth quarter and use the funds to execute our growth strategy, which may include the acquisition of other financial services companies.

Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of September 30, 2008. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$616,729	7.58%	121,981	1.50%	N/A	N/A	%
Tier 1 (core) capital	616,729	7.58	325,282	4.00	406,602	5.00
Tier 1 risk based capital	616,729	10.05	245,349	4.00	368,024	6.00
Total risk based capital	693,413	11.30	490,698	8.00	613,373	10.00

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

Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and short-term money market investments are our most liquid assets. The levels of those assets are monitored daily and are dependent on operating, financing, lending, and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan demand, deposit outflows, or the amount of debt maturing, additional sources of funds are available through the use of FHLB advances, repurchase agreements, the sale of loans or investments, or the use of our line of credit.

Our standing in the national markets, and our ability to obtain funding from them, factor into our liquidity management strategies. Our credit rating is investment grade, and substantiates our financial stability and consistency of our earnings. Fitch Ratings has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of items on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets. To date, we have not seen any negative impact in availability of funding as a result of the broader credit and liquidity issues being seen elsewhere.

We use a mix of liquidity sources, including deposit balances, cash generated by our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities.

As of September 30, 2008, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $144.3 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.

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

We have a total borrowing capacity of up to $1.9 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $1.6 billion was utilized as of September 30, 2008.

In the ordinary course of business, we extend commitments to originate residential, commercial, and other loans to our customers. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon our assessment of the customer’s creditworthiness. In addition, we may extend credit commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2008, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $1.2 billion.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore the funding requirements for these products are generally more difficult to predict. The risks involved in issuing these credit lines is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $674.4 million at September 30, 2008 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $291.0 million and have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of commercial customers in the event the customer fails to perform under the terms of a contract between the customer and the third party. Standby letters of credit amounted to $98.2 million at September 30, 2008 and generally have an expiration period of less than two years. Since the majority of unused lines of credit and outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.

At the end of the current quarter, we were committed to sell residential mortgages amounting to $15.4 million, consistent with our approach to sell long-term fixed rate mortgages.

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

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at September 30, 2008. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions.

	Calculated increase (decrease) at September 30, 2008
Changes in interest rates	Net interest income	% Change
	(in thousands)

+200 basis points	$(6,336)	(2.29)%
+100 basis points	(3,518)	(1.27)
-100 basis points	1,073	0.39

ITEM 4.   Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2008 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

First Niagara Insurance Brokers, Inc. v. First Niagara Financial Group, Inc., U.S.D.C., W.D.N.Y., Civil No. 1:07-cv-0833 JTC. On October 10, 2007, First Niagara Insurance Brokers, Inc. (“FN-Canada”), an unrelated insurance broker licensed in Canada but not in the United States, filed an action in the federal court for the Southern District of New York alleging service mark infringement and several related New York State causes of action. FN-Canada claims that it owns a United States common law service mark in the term FIRST NIAGARA and that the Company is infringing this mark. FN-Canada seeks an injunction and damages of $532 million. We believe that the claim for damages is without merit. On December 18, 2007, at the Company’s request, the lawsuit was transferred from the Southern District of New York to the Western District of New York.

This lawsuit continues a dispute that has been ongoing since 2002. In 2002, FN-Canada commenced an Opposition proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (“TTAB”), seeking to oppose the Company’s application to register service marks incorporating the FIRST NIAGARA mark. In its most recent decision, the TTAB held that there was no likelihood of confusion between FN-Canada’s Canadian insurance services and the Company’s United States banking services, and dismissed FN-Canada’s Opposition claim in twelve of fifteen service mark classifications. The TTAB did hold that there was a likelihood of confusion between FN-Canada’s insurance services and the Company’s insurance services. FN-Canada appealed that decision to the U.S. Court of Appeals for the Federal Circuit but, in light of its new District Court lawsuit, moved to stay that appeal pending determination of the new lawsuit. The Company opposed the motion to stay the appeal and the Federal Circuit denied FN-Canada’s motion. On September 9, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the TTAB’s determination.

FN-Canada’s claimed damages of $532 million represent what it claims are the Company’s “net revenues” from all services provided under the FIRST NIAGARA marks, including banking services. Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed –which we believe is unlikely– an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception. The TTAB has held twice that the Company did not adopt its name in bad faith.

ITEM 1A. Risk Factors

Except for the additional risk factors described below, there are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2007 Form 10-K.

The Soundness of Other Financial Services Institutions May Adversely Affect Our Credit Risk
We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease
The EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. In addition, the Temporary Liquidity Guarantee Program, which we anticipate participating in beyond the initial 30 days of the program, allows the FDIC to now provide coverage for newly-issued senior unsecured debt and noninterest bearing transaction deposit accounts. Each of these actions will cause the premiums assessed to us by the FDIC to increase. These actions will significantly increase our noninterest expense in 2009 and in future years as long as the increased premiums are in place.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the third quarter of 2008:

Month	Number of shares purchased	Average price per share paid	Total number of shares purchased as part of publicly announced repurchase plans	Maximum number of shares yet to be purchased under the plans

July	—	—	—	3,503,096

August	—	—	—	3,503,096

September	—	—	—	3,503,096

Total	—		—

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: November 6, 2008	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer