Form 10-K
period 2008-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2009-02-27
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES ☑ NO ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 23, 2009, there were issued and outstanding 118,607,564 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by The NASDAQ Stock Market LLC, was approximately $1,395,970,824.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.8
Exhibit 10.9
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiaries.
PART I
ITEM 1. Business
GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc., (the “Company”), a Delaware corporation whose principal executive offices are located at 6950 South Transit Road, Lockport, New York, provides a wide range of retail and commercial banking as well as other financial services through our wholly-owned, federally chartered savings bank subsidiary, First Niagara Bank (the “Bank”). We are positioned as one of the leading community banks in Upstate New York, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank. At December 31, 2008, we had $9.3 billion of assets and stockholders’ equity of $1.7 billion.
We were organized in April 1998 in connection with the conversion of First Niagara Bank from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and a reorganization to a two-tiered mutual holding company. In November 2002, we converted First Niagara Bank and the mutual holding company to a federal charter subject to Office of Thrift Supervision (“OTS”) regulation. In January 2003, we converted the mutual holding company to stock form, with our shares of common stock owned by the mutual holding company being sold to depositors and other investors. Since 1998, we deployed the proceeds from these stock offerings through multiple whole-bank and nonbank financial services company acquisitions, as well as the opening of several de novo branches in target markets across Upstate New York. This strategy, coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.
First Niagara Bank
First Niagara Bank was organized in 1870, and is a community-oriented savings bank providing financial services to individuals, families, and businesses through our branch network located across Upstate New York. As of December 31, 2008, the Bank and all of its subsidiaries had $9.2 billion of assets, deposits of $5.9 billion, $1.5 billion of stockholder’s equity, employed approximately 2,000 people, and operated through 114 branches and several financial services subsidiaries.
The Bank’s subsidiaries provide a range of financial services to individuals and small and medium size companies in our market areas and include: First Niagara Commercial Bank (the “Commercial Bank”), our New York State chartered bank whose primary purpose is to generate municipal deposits; First Niagara Funding, Inc., our real estate investment trust (“REIT”) which primarily originates and holds some of our commercial real estate and business loans; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency and employee benefits consulting firm engaged in the sale of insurance products including business and personal insurance, surety bonds, life, disability and long-term care coverage, and other risk management advisory services. FNRM’s risk management consulting business includes alternative risk and self-insurance, claims investigation and adjusting services, and third party administration of self insured workers’ compensation plans. FNRM’s employee benefits consulting business includes a retirement plan practice, compliance services, benefit plan administration, as well as a compensation consulting practice.
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

FORWARD LOOKING STATEMENTS
Certain statements we make in this document may be considered “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. You can identify these forward-looking statements by our use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect, and other similar expressions. These forward-looking statements include: statements of our goals, intentions, and expectations; statements regarding our business plans, prospects, growth, and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.
Forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Significantly increased competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;

•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Our ability to successfully integrate acquired entities;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and

•	Changes in our organization, compensation, and benefit plans.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
MARKET AREAS AND COMPETITION
Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as the Upstate New York region has a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies.
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2008 we operated 114 bank branches in 21 counties that span across Upstate New York. The four largest cities in the markets in which we do business are Buffalo, Rochester, Syracuse, and Albany, which have a combined total population of nearly four million and are the top four Metropolitan Statistical Areas in New York State outside of New York City.
LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial real estate and business loans, leases, and residential mortgages to customers located within our primary market areas. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell which results in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products.
Commercial Real Estate and Multi-family Lending
Commercial real estate and multi-family loans amounted to $2.2 billion and $1.9 billion at December 31, 2008 and 2007, respectively. We originate commercial real estate loans secured predominantly by first liens on apartment houses, office buildings, shopping centers, and industrial and warehouse properties. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our market areas and diversification of these property types.

As part of our ongoing strategic initiative to manage interest rate risk, commercial and multi-family real estate loans that we originate are generally limited to three, five, or seven year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, subject to interest rate floors, subsequently reset after completion of the initial adjustment period at new market rates that generally range between 150 and 250 basis points over the current applicable market index such as Federal Home Loan Bank (“FHLB”) Advance Rates. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 30-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.
We also offer commercial real estate and multi-family construction loans and our portfolio for these products amounted to $340.6 million and $292.7 million at December 31, 2008 and 2007, respectively. We make most of our construction loans as “construction/permanent” loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are indexed to either the LIBOR or prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction.
We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates attendant to this asset class as well as the greater degree of sensitivity to interest rate changes and reduced susceptibility to prepayment risk. Commercial real estate and multi-family loans, however, carry significantly more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. In addition, our policy for commercial lending generally requires a maximum loan-to-value (“LTV”) ratio of 75% on purchases of existing commercial real estate and 80% on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed 90%. While we have experienced a modest deterioration in credit performance as a result of these higher risk loans and the weakening economy, our net charge-off rate for our commercial real estate and multi-family loans have averaged less than 20 basis points over the past three years.
Commercial Business Loans
Commercial business loans amounted to $940.3 million and $730.0 million at December 31, 2008 and 2007, respectively. This portfolio includes business term loans, letters of credit, and lines-of-credit issued to small and medium size companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and lines-of-credit for the purpose of financing equipment purchases, inventory, business expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year up to seven years with either a fixed interest rate or a variable interest rate indexed to the LIBOR or prime rate. Our lines of credit generally expire after one year and typically carry a variable interest rate indexed to the prime rate. We strategically emphasize the development of commercial business relationships and allocate a greater portion of our available funds and personnel resources to both our commercial middle market and small business lending markets. To facilitate expansion in these areas, we offer additional commercial business products and services such as cash management, remote deposit capture, merchant services, wire transfer capabilities, lock-box, business credit and debit cards, and online banking.
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

Residential Real Estate Lending
Residential real estate loans amounted to $2.0 billion at December 31, 2008 and 2007. We originate mortgage loans to enable our customers to finance residential real estate, both owner-occupied and non-owner occupied, in our primary market areas. We offer traditional fixed-rate and adjustable-rate mortgage products, with monthly and bi-weekly payment options, that have maturities generally up to 30 years, and maximum loan amounts generally up to $750 thousand. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.
We generally sell newly originated conventional 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to sell certain of our newly originated fixed rate loans to assist in our asset and liability management. In addition to removing a level of interest rate risk from our balance sheet, the operation of this secondary marketing function provides us additional cash flow to support future loan growth. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor, with a maximum of 100%. For loans we retain in our portfolio, we generally require a maximum LTV of 97% with acceptable mortgage insurance.
We offer adjustable-rate monthly loan (“ARM”) products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that adjust every three, five, seven, or ten years and that require the full scheduled principal portion in the payment. After origination, the interest rate on these loans is reset based upon a spread or margin above a specified index (i.e. U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date corresponds to the initial adjustment period of the loan. Our ARM loans are generally subject to limitations on interest rate increases of up to 2% per adjustment period and a total adjustment of up to 6% over the life of the loan. These loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

We retain our ARM loans in our portfolio because of the lessened exposure to interest rate risk. However, ARMs generally pose higher credit risks relative to fixed-rate loans primarily because, as interest rates rise, the payment amounts due from the borrowers rise, thereby increasing the potential for default. In order to manage this risk, we do not originate adjustable-rate loans with less than an initial fixed term of three years. Only borrowers that are classified as being substantially strong are offered adjustable rate loans with less than a five year fixed term.
We own a 30% interest in Homestead Funding Corp. (“Homestead”), a mortgage banker licensed in the State of New York as well as other states. Homestead provides our residential mortgage loan origination function in Eastern New York under the brand of First Niagara Mortgage. We underwrite all loans prior to purchase, including those purchased from Homestead.
Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit (“HELOCs”) in our market areas. Home equity loans amounted to $624.5 million and $503.8 million at December 31, 2008 and 2007, respectively. We offer both fixed-rate and floating-rate home equity products in amounts up to 89% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand. We offer monthly fixed-rate home equity loans with repayment terms generally up to 15 years and HELOCs with terms up to 30 years. Our bi-weekly fixed-rate home equity loans are offered with repayment terms up to 30 years; however, because these loans amortize faster due to bi-weekly payments, which generate two additional half payments each year, the actual loan terms are significantly reduced. We also offer an “Ultraflex” home equity line of credit which allows borrowers the option of a five year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, with this product we offer a debit card option to access funds and an option that allows our customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $250 thousand (up to $100 thousand if the loan to value exceeds 80%).

Consumer Loans
We offer a variety of fixed-rate installment and variable rate lines-of-credit consumer loans, including indirect mobile home loans as well as personal secured and unsecured loans. Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate, such as automobiles and mobile homes. Consumer loans amounted to $144.0 million and $127.2 million at December 31, 2008 and 2007, respectively.
Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. We generally offer mobile home loans in New York, New Jersey, Delaware, and New Hampshire with fixed-rate, fully amortizing terms of 10 to 20 years. We originate mobile home loans at higher interest rates than residential mortgage loans because mobile homes typically decline in value following their initial sale, potentially resulting in the value of the collateral being less than the loan balance. At the time of origination, we require appraisals on all mobile homes to substantiate their current market values.
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
Specialized Lending
Specialized lending loans amounted to $178.9 million and $183.7 million at December 31, 2008 and 2007, respectively. Our specialized lending portfolio consists of commercial leases and insurance premium financing. We offer installment direct financing “small ticket” equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months, generally guaranteed by the principals of the lessee, collateralized by the leased equipment and typically bear interest rates that are higher than traditional commercial lending. While we continue to focus on shifting our portfolio mix to higher yielding commercial type assets, this product line has been impacted by the current economic environment, in particular, the ongoing softness in the insurance markets that are driving down insurance premiums being financed and the small business leasing market, the target for our equipment leasing activities.
Through one of our subsidiaries, we engage in the financing of insurance premiums throughout the U.S. with a concentration of business in the northeastern and southeastern U.S. The insurance policies that we finance are for various commercial lines of business and are secured against the unearned portion of the related insurance premium. The loans are generally for eight to ten months. Our financed premium contracts are primarily with highly reputable insurance agencies with interest rates based on the level of overall risk associated with the borrower.
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

When we classify problem loans as either substandard or doubtful, we establish a specific valuation allowance for each loan in an amount that we deem prudent. Our general allowances represent loss allowances that we have established to recognize the risk associated with outstanding loans, but which, unlike our specific allowances, we have not allocated to particular problem loans. When we classify problem loans as a loss, we either establish a specific allowance for losses equal to 100% of the amount of the loans classified, or we charge-off such amount against the allowance for credit losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional general or specific loss allowances. We regularly review our loan portfolio to determine whether any loans require classification in accordance with our policy or applicable regulations.
Allowance for Credit Losses
We establish an allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in determining our credit loss allowance. We continue to monitor and modify the level of our allowance for credit losses in order to include all losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
Our evaluation of our allowance for credit losses is based on a continuing review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We formally review all individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those over $1 million no less frequently than every 18 months. We review nonaccruing, impaired, and delinquent commercial loans individually every month and we consider the value of any underlying collateral or future cash flows when determining estimates of losses on those loans and the need, if any, for a specific allowance. All loans over $300 thousand classified as “special mention” and all loans over $200 thousand classified as “substandard” or “doubtful” are reviewed quarterly in accordance with our Allowance for Loan and Lease Loss Policy. In addition, a substantial portion of our commercial business loan portfolio is reviewed and rated by an external service provider during the year as well as our internal independent loan review unit. For all nonclassified loans, we estimate losses and allocate allowance by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical loss experience, industry trends, trends in the local real estate market and the current business and economic environment in our market areas.
The unallocated portion of our allowance for credit losses is based on our evaluation of macro-economic conditions not associated with specific problem credits or portfolio segments. This includes a general assessment of the potential variability of these conditions and thus is subject to a higher degree of uncertainty. In 2008, we refined our allowance methodology to provide for more specific allocation of reserves. As a result, a portion of our allowance, previously designated as unallocated, was partially allocated to specific loan categories. This change accounts for the decline in the overall level of unallocated when comparing to prior periods.
INVESTMENT ACTIVITIES
Our investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability, and risk diversification.
We limit our investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations, and corporate equity securities. In addition, our policy permits investments in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”) issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (“GNMA”), or non-agency issued and backed by “whole loans.” Also permitted are investments in asset-backed securities (“ABS”), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk position. To accomplish these objectives, we focus on investments in mortgage-related securities, including CMOs, while we utilize U.S. Government and Agency and other non-amortizing securities for call protection and liquidity purposes. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives in excess of five years. At December 31, 2008, our entire investment portfolio was comprised of securities designated as available for sale, and included securities issued by FHLMC with a fair value of $638.9 million and FNMA with a fair value of $329.1 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.

WEALTH MANAGEMENT
We offer wealth management services that manage client funds utilizing various third party investment vehicles including stocks, bonds, mutual funds, annuities, and other investment products, including individual retirement accounts, education savings plans, and retirement plans for both our retail and commercial clients. We offer mutual funds and annuities as well as other investment products through our branch network using financial consultants and appropriately licensed employees. Revenue from mutual funds and annuities consists primarily of commissions paid by our clients, investment managers, and third-party product providers. New business activity and the corresponding revenue that we earn are particularly affected by fluctuations in stock and bond market prices, the development of new products, markets and services, the relative attractiveness of investment products offered under current market conditions, and changes in the investment patterns of our clients.
SOURCES OF FUNDS
Deposits and borrowed funds, primarily FHLB advances and repurchase agreements, are the primary sources of funds we use in lending, investing, and other general purposes. In addition, we receive repayments on and proceeds from our sales of loans and securities, and cash flows from our operations. We have available lines of credit with the FHLB of New York, Federal Reserve Bank (“FRB”), and two commercial banks, which can provide us liquidity if the above funding sources are not sufficient to meet our short-term liquidity needs.
Deposits
We offer a variety of deposit products with a range of interest rates and terms. Our retail deposit accounts consist of savings, negotiable order of withdrawal (“NOW”), checking, money market, and certificate of deposit accounts. Our commercial account offerings include business savings and checking, money market, cash management accounts, and a totally free checking product. We also accept deposits on a limited basis through the Certificate of Deposit Account Registry Service (“CDARS”). Additionally, we accept municipal deposits through our Commercial Bank.
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and/or repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial customers.
FINANCIAL SERVICES
To complement our traditional core banking business, we offer a wide range of insurance products and consulting services to help both our retail and commercial customers achieve their financial goals. These products and services are delivered through our financial services business, which includes risk management (insurance) and employee benefits and compensation consulting services.
Risk Management
Through FNRM, we offer a wide range of commercial and personal insurance products and services including our claims investigation and adjusting services, third party administration of self insured workers compensation plans, alternative risk management services, as well as self insurance consulting services. FNRM also provides industry specific insurance programs related to long-term care, moving and storage, ice rinks, and municipalities.
The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees, and contingent profit sharing paid by insurance carriers. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. We are currently servicing approximately $425 million in annual insurance premium volume.
Employee Benefits Consulting
We also offer full service employee benefits plan and compensation consulting through FNRM. Our primary practice areas include defined contribution plan consulting and administration, defined benefit plan consulting and actuarial valuations, compensation consulting and salary administration, and worksite benefits enrollment and on-going administration. We are paid on a flat fee basis on certain of our services in accordance with service agreements with our clients. Our fees vary based on the number of participants in the plans, the amount of assets that we service, and the amount of hours required to perform the services. Revenue from certain other services is received based on the market value of assets being managed and is, therefore, subject to changes in market conditions.

SEGMENT INFORMATION
Information about our business segments is included in Note 21 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments, banking and financial services. Our financial services activities consist of insurance and employee benefits consulting services. All of our other activities are considered banking.
SUPERVISION AND REGULATION
We are a savings and loan holding company examined and supervised by the OTS, while our Bank is examined and supervised by the OTS and, to a lesser extent, the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities that we may engage in and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, we are periodically examined to ensure that we satisfy applicable standards with respect to our capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. Following completion of an examination, the federal agency critiques our operations and assigns our bank a rating (known as a CAMELS rating). Under federal law, we may not disclose our CAMELS rating to the public. Additionally, our bank is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves that we are required to maintain against deposits and other operational matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies that they may identify. Our relationship with our depositors and borrowers are also regulated to a great extent by both federal and state laws, especially in matters concerning privacy, the ownership of deposit accounts, and the form and content of loan documents. Any change in these laws or regulations, whether by the OTS or Congress, could have a material impact on us and our operations.
Federal Regulation of Our Savings Bank
Business Activities
Our lending and investment powers come from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, we may primarily invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. We also may establish subsidiaries that may engage in activities not otherwise permissible for our Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements
OTS regulations require us to meet three minimum capital standards: A 1.5% tangible capital ratio, a 4% leverage (core) ratio, and an 8% risk-based capital ratio. The OTS prompt corrective action rules discussed below, in effect, establish a minimum 2% tangible capital standard.
The risk-based capital rules require us to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of our risk-weighted assets, all of our assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, which is assigned by OTS regulation based on the risks they believe are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain cumulative and noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include certain cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, and intermediate preferred stock, the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of our bank’s total capital cannot exceed 100% of core capital.
At December 31, 2008, our savings bank exceeded all minimum regulatory capital requirements. In 2008, to further strengthen our Bank’s capital, our holding company contributed $92.0 million, or approximately 50% of the proceeds received for the sale of preferred stock by our holding company to the U.S. Department of the Treasury (“Treasury”) under the Capital Purchase Program. The current requirements and our actual capital levels are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single borrower in excess of 15% of our unimpaired capital and surplus on either a secured or unsecured basis. As of December 31, 2008, we were in compliance with loans-to-one-borrower limitations (15% of unimpaired capital and surplus) of $119.2 million based upon $794.9 million of unimpaired capital and surplus. However, given our desire to diversify credit risk, we have established an internal loans-to-one-borrower limit of approximately $79.5 million (10% of unimpaired capital and surplus) as of December 31, 2008. Borrower concentration levels in excess of this threshold are reviewed quarterly by the Risk Committee of the Board of Directors, with a full portfolio review of these borrower concentrations on an annual basis.
Qualified Thrift Lender Test
We are also subject to a qualified thrift lender (“QTL”) test. Under the QTL test, we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. As of December 31, 2008, we had 76% of our portfolio assets in qualified thrift investments. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of our business.
“Qualified thrift investments” include various types of loans that we make for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans that we make for personal, family, household, and certain other purposes up to a limit of 20% of our portfolio assets. “Qualified thrift investments” can also include 100% of our small business loans. We also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined by the Internal Revenue Code of 1986, as amended.
Capital Distributions
OTS regulations govern capital distributions that our savings bank can make to our holding. We must file an application for approval of a capital distribution if the total capital distribution for the applicable calendar year exceeds the sum of current year to date net income plus retained net income for the preceding two years that is still available for distribution; we would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement, or OTS-imposed condition; or we are not eligible for expedited treatment of our filings.
Even if an application is not otherwise required, we must file a notice with the OTS before a dividend or capital distribution is remitted to shareholders. The OTS may disapprove our notice or application within 30 days if: our Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. During 2008, our Bank paid $56.4 million in dividends to our holding company.
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
Transactions with Our Holding Company
Our Bank’s authority to engage in transactions with our holding company and any nonbank subsidiary of our holding company is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and its implementing regulations. In general, transactions with our holding company must be on terms comparable to transactions with unrelated third parties. In addition, certain types of transactions are restricted to an aggregate percentage of capital. Collateral in specified amounts must usually be provided by our holding company in order to receive loans.
Our authority to make loans to insiders (our directors, executive officers, and 10% stockholders, as well as to company’s controlled by these people) is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and its implementing regulations. These provisions require that loans to our insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of the loan extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of our capital. In addition, loans in excess of certain limits must be approved by our Board of Directors. Total credit facilities extended to certain of our officers and directors and affiliates amounted to $4.1 million and $3.2 million at December 31, 2008 and 2007, respectively. During 2008, new loans to these officers and directors amounted to $1.4 million and principal repayments amounted to $875 thousand. The balances due from these insiders under these facilities amounted to $2.6 million and $1.8 million at December 31, 2008 and 2007, respectively.

Enforcement
The OTS has primary enforcement responsibility over us and has the authority to bring enforcement action against all of our “institution-affiliated parties,” including our stockholders, attorneys, appraisers, and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on us. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order for the removal of our officers and/or directors, receivership, conservatorship or the termination of our deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken against us. If action is not taken by the OTS Director, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness
Federal law requires each federal banking agency to prescribe certain standards for all insured banks. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted “Interagency Guidelines Prescribing Standards for Safety and Soundness” to implement the safety and soundness standards required under federal law. The guidelines set forth the standards that the federal banking agencies use to identify and address problems at insured banks before capital becomes impaired. If the appropriate federal banking agency determines that a bank fails to meet any standard prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard. If a bank fails to meet these standards, the appropriate federal banking agency may require the bank to submit a compliance plan.
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
Generally, the banking regulator is required to appoint a receiver or conservator if a bank is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date on which a bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A capital restoration plan must disclose, among other things, the steps that would be taken to become adequately capitalized without appreciably increasing the risk to which the bank is exposed. In addition, each company that controls the savings bank must guarantee that the savings bank will comply with the plan until the savings bank has been adequately capitalized on average during each of four consecutive calendar quarters. This guarantee could have a material adverse effect on our financial condition. In addition, numerous mandatory supervisory actions become immediately applicable, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2008, our savings bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our savings bank are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Insurance of Deposit Accounts
Our deposit accounts are insured by the FDIC up to applicable legal limits.
In February 2006, federal legislation to reform federal deposit insurance was signed into law. This legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified Deposit Insurance Fund; increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation; established a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and granted the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. During 2008, our Bank used $2.6 million in credits to offset insurance premiums assessed by the FDIC. Our Bank currently has $1.1 million in credits available, all of which we expect to use in 2009.
In November 2006, the FDIC adopted final regulations establishing a risk-based assessment system that enables it to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under its former rules, the FDIC did not impose a deposit insurance assessment on financial institutions, such as our Bank, that are, among other criteria, well-capitalized. Under the new risk-based assessment system, which became effective at the beginning of 2007, the FDIC evaluates the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. During 2008, we were assessed premiums at a rate of five cents per $100 of domestic deposits.
During 2008, bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, in December 2008 the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009. The FDIC also issued a proposed rule, expected to be final in early 2009, to modify the way the FDIC’s assessment system differentiates for risk beginning April 1, 2009, resulting in corresponding changes in assessment rates beginning with the second quarter of 2009.
In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009. This legislation, along with the rate increases and use of our remaining credit will cause significant increases to our FDIC insurance premiums in 2009.
In addition, in October 2008 the Secretary of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, allowing the FDIC to provide a 100% guarantee for newly-issued senior unsecured debt issued before June 30, 2009 and noninterest bearing transaction deposit accounts through December 31, 2009 at FDIC insured institutions under the Temporary Liquidity Guarantee Program. Fees for coverage were waived for the first 30 days of the program. We elected to participate in the program beyond this time period for coverage of noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, but not for the guarantee of senior unsecured debt. The fee for participation is 10 basis points.
Prohibitions Against Tying Arrangements
We are prohibited, subject to some exceptions, from making loans or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a customer obtains some additional service from us or not obtain services from one of our competitors.
Federal Home Loan Bank System
We are a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential mortgage loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. At December 31, 2008, we were in compliance with this requirement.
Federal Reserve System
The Federal Reserve Board regulations require us to maintain noninterest-earning reserves against our transaction accounts, such as NOW and regular checking accounts. Our reserve balances of $600 thousand at December 31, 2008 and 2007 were in compliance with the reserve requirements. We may use balances maintained to meet the reserve requirements imposed by the Federal Reserve Board to satisfy our liquidity requirements imposed by the OTS.

Privacy Standards
Federal regulations require us to disclose our privacy policy, including identifying with whom we share “nonpublic personal information,” to our customers at the time the customer establishes a relationship with us and annually thereafter. In addition, we are required to provide our customers with the ability to “opt-out” of having us share their nonpublic personal information with nonaffiliated third parties before we can disclose that information, subject to certain exceptions.
The federal banking agencies adopted guidelines establishing standards for safeguarding our customer information. The guidelines describe the agencies’ expectation that we create, implement, and maintain an information security program, which would include administrative, technical, and physical safeguards appropriate to our size and complexity and the nature and scope of our activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of our customer records and information, protect against any anticipated threats or hazards to the security or integrity of our customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to our customers. Additionally, the guidance states that banks, such as our Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. We have developed such a program.
Holding Company Regulation
As a savings and loan holding company, we are subject to regulation and supervision by the OTS, which has enforcement authority over us. Among other responsibilities, this authority permits the OTS to restrict or prohibit activities that are determined to be a significant risk to our Bank.
The Gramm-Leach-Bliley Act of 1999 restricts us to those activities permissible for financial holding companies. As such, we may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. Federal law prohibits us, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings bank or holding company without prior written approval of the OTS. It also prohibits us from acquiring or retaining, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of a bank that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the OTS considers the financial and managerial resources, future prospects of the savings bank involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.
Commercial Bank Regulation
Our Commercial Bank is subject to extensive regulation by the New York State Banking Department (“NYSBD”) as its chartering agency and by the FDIC as its deposit insurer. Our Commercial Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other banks and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease and desist orders, and to remove directors and officers. These enforcement actions may be initiated in response to violations of laws, regulations or unsafe or unsound practices.
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
Under New York Banking Law, our Commercial Bank is not permitted to declare, credit, or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that our Commercial Bank cannot declare nor pay dividends in any calendar year in excess of “net profits” for such year combined with “retained net profits” of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

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
At December 31, 2008, our Commercial Bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our Commercial Bank are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
Sarbanes-Oxley Act
The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
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
Troubled Assets Relief Program — Capital Purchase Program
On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”), part of the EESA enacted on October 3, 2008. As a participant in the CPP, on November 21, 2008 we sold to the Treasury for an aggregate purchase price of $184.0 million, 184 thousand shares of preferred stock and a warrant to purchase 1.9 million shares of common stock. Under the original terms of the CPP, prior to November 21, 2011 we could not redeem the preferred stock except with the proceeds from a qualified equity offering. However, upon the February 17, 2009 enactment of the American Recovery and Reinvestment Act of 2009, we may now redeem the preferred stock at any time, and without regard to having proceeds from a qualified equity offering, subject to consultation with our primary federal regulator, the OTS. In addition, the terms of the CPP prohibit us from increasing the dividends on our common stock as well as from making repurchases of our common stock without the Treasury’s consent prior to November 21, 2011 unless we have fully redeemed the preferred stock. Furthermore, participation in the CPP limits the compensation and tax deductibility of the compensation we pay to certain of our executives.

TAXATION
We are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize certain pertinent federal and state income tax matters and is not a comprehensive description of the tax rules applicable to us.
Method of Accounting
For federal income tax purposes, we report our income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing our consolidated federal income tax returns.
Corporate Dividends
We may exclude from income 100% of dividends received from our Bank as a member of the same affiliated group of corporations.
Net Operating Loss Carryovers
We may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2008, we had net operating loss carryforwards of $156.9 million for federal income tax purposes and $7.2 million for New York State income tax purposes. We obtained these losses upon our acquisition of Great Lakes Bancorp, Inc. and expect to utilize the losses, subject to an annual limitation, each year through 2026.
Taxable Distributions and Recapture
Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make nondividend distributions or cease to maintain a bank charter. At December 31, 2008, our Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $42.0 million.
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
During 2008, New York State revised legislation that phases out the exclusion of dividends paid by a REIT to a bank when the taxable assets of the bank’s combined reporting group exceed $8 billion. In 2008, we were entitled to exclude from taxation 50% of our REIT’s taxable income and in 2009, we are entitled to exclude from taxation 25% of our REIT’s taxable income. Without the 50% REIT dividend exclusion, our 2008 effective tax rate would have been approximately 34.7%, compared to our actual rate of 33.7%.
In its current form, we do not expect to be materially impacted by any provisions of the proposed 2009 New York State budget bill.
Status of Audits by Taxing Authorities
We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2004. As described in Note 17 to the Consolidated Financial Statements, there are no indications of any material adjustments relating to any examination currently being conducted by these taxing authorities.

ITEM 1A. Risk Factors
Economic Conditions May Adversely Affect Our Liquidity and Financial Condition
In the past year, significant declines in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2008, our portfolio of commercial real estate and business loans totaled $3.5 billion, or 54% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease
Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.
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
Concentration of Loans in Our Primary Market Area May Increase Risk
Our success depends primarily on the general economic conditions in Upstate New York, as nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in Upstate New York have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could negatively affect our financial results.

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
Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities available for sale. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. At December 31, 2008, our investment securities available for sale totaled $1.6 billion. Unrealized losses on our securities available for sale, net of tax, amounted to $12.7 million and are reported in other comprehensive income as a separate component of our stockholders’ equity. Decreases in the fair value of our securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.
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
Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy our capital and to increase our loans and deposits, we intend to continue to acquire other financial institutions, financial services companies, or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. In addition, we incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.
Our Expanding Branch Network May Affect Our Financial Performance
Since 1998, we have expanded our branch network by both acquiring financial institutions and establishing de novo branches. At December 31, 2008, we operated 114 branches, which included an incremental increase of seven branches resulting from our acquisition of Great Lakes Bancorp, Inc. in February 2008. We cannot assure that our ongoing branch expansion strategy will be accretive to our earnings, or that it will be accretive to our earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.
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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations
We are subject to extensive regulation, supervision, and examination by the OTS, FDIC, and the NYSBD. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.
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
Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease
The EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. In addition, we have enrolled in the Temporary Liquidity Guarantee Program for noninterest bearing transaction deposit accounts. This, along with the full utilization or our assessment credit in early 2009 will cause the premiums assessed by the FDIC to increase. These actions will significantly increase our noninterest expense in 2009 and in future years as long as the increased premiums are in place.
Changes In Federal Statutes May Adversely Affect the Terms of our Letter Agreement with the Treasury
Pursuant to the terms of the Letter Agreement (“Agreement”) we entered into with the Treasury under the CPP, the Treasury may amend any provision of the Agreement to the extent required to comply with any changes in applicable federal statutes. Any change in such Agreement could have a material impact on us and our operations. There can be no assurance that federal statutes will not be adopted in the future that will adversely affect the terms of the CPP and our financial condition. In addition, future federal statutes may contain retroactive restrictions which may adversely affect our ability to comply with the terms of the Agreement or effectively manage our business, and therefore, we may choose to redeem the preferred shares issued under the CPP.
We May be required to Make a Contribution to Our Pension Plan in 2009
Deteriorating economic conditions have led to decreased confidence in financial markets among borrowers, lenders, and depositors, causing extreme volatility in interest rates and equity prices. As a result, we experienced a significant decline in the fair value of our pension plan assets such that our pension plan is underfunded at December 31, 2008. If the fair value of our pension plan assets does not recover to previous levels, we will be required to make a contribution to our plan in 2009, which may adversely affect our results of operations and financial condition.
A Substantial Decline in the Value of our FHLB of New York Common Stock May Adversely Affect Our Financial Condition
We own common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB of New York’s advance program. The carrying value and fair market value of our FHLB of New York common stock was $62.3 million as of December 31, 2008.
FHLB of New York recently reduced its dividend by one-half and recent published reports indicate that certain member banks of the FHLB system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a FHLB, including FHLB of New York, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB of New York common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.
If the capitalization of FHLB of New York is substantially diminished and if it further reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

Certain of Our Intangible Assets May Become Impaired in the Future
We test our intangible assets for impairment on a periodic basis. Our impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangibles which may be less than the carrying value, which may adversely affect our financial condition. If we determine an impairment exists at a given point in time, our earnings and the book value of the related intangibles will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We maintain our executive offices at 6950 South Transit Road, Lockport, New York. This administrative center has 76,000 square feet of space and is owned by our Bank. At December 31, 2008, we conducted our business through 114 full-service branches located across Upstate New York as well as several financial services subsidiaries. Fifty-three of our branches are owned and 61 are leased.
In addition to our branch network, we occupy office space in our four regional market centers located in Buffalo, Rochester, Albany, and Syracuse, where we conduct financial services and certain back office operations. We also lease or own other facilities which are used for training centers, tenant rental, and storage. These properties include 11 leased offices and five buildings which we own, with a total occupancy of approximately 349,000 square feet. At December 31, 2008, our premises and equipment had a net book value of $96.0 million. See Note 6 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.
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
This lawsuit continues a dispute that has been ongoing since 2002. In 2002, FN-Canada commenced six Opposition proceedings before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (“TTAB”), seeking to oppose the Company’s application to register service marks incorporating the FIRST NIAGARA mark. In its most recent decision, the TTAB held that there was no likelihood of confusion between FN-Canada’s Canadian insurance services and the Company’s United States banking services, and dismissed FN-Canada’s Opposition claim in twelve of fifteen service mark classifications. The TTAB did hold that there was a likelihood of confusion between FN-Canada’s insurance services and the Company’s insurance services. FN-Canada appealed that decision to the U.S. Court of Appeals for the Federal Circuit but, in light of its new District Court lawsuit, moved to stay that appeal pending determination of the new lawsuit. The Company opposed the motion to stay the appeal and the Federal Circuit denied FN-Canada’s motion. On September 9, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the TTAB’s determination. The Opposition proceedings are now final, and there are no further avenues of appeal.
FN-Canada’s claimed damages of $532 million represent what it claims are the Company’s “net revenues” from all services provided under the FIRST NIAGARA marks, including banking services. Even if FN-Canada could prove that it owned common law United States service marks and that the Company infringed —which we believe is unlikely— an accounting of profits is available in a service mark infringement action only if plaintiff can show the Company acted with willful deception. The TTAB has held twice that the Company did not adopt its name in bad faith.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2008, we had approximately 34,812 stockholders of record. During 2008, the high sales price of our common stock was $22.38 and the low sales price of our common stock was $9.98. We paid dividends of $0.56 per common share during the year ended December 31, 2008. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, “Selected Financial Data.”
As a participant in the United States Department of the Treasury’s Capital Purchase Program, our ability to pay dividends is restricted. See “Supervision and Regulations — Other Legislation — Troubled Assets Relief Program — Capital Purchase Program.” In addition, our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara Bank to pay dividends to the holding company. The payment of dividends by the Bank is subject to OTS regulations and continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well-capitalized position. See “Part 1 — Item 1 — Supervision and Regulation — Capital Distributions” for a discussion of the OTS’ regulatory restrictions on dividend payments by the Bank.
We did not repurchase any shares of our common stock during the fourth quarter of 2008.

Stock Performance Graph
Below is a stock performance graph comparing (a) the cumulative total return on our common stock for the period beginning December 31, 2003 as reported by the NASDAQ Global Select Market, through December 31, 2008, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of publicly traded midcap banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

First Niagara Financial Group, Inc.	100.00	95.32	101.63	107.79	90.88	127.02

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Mid Cap Bank & Thrift	100.00	121.91	116.23	126.06	99.96	52.62

ITEM 6. Selected Financial Data

At or for the year ended December 31,	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$9,331,372	$8,096,228	$7,945,526	$8,064,832	$5,078,374
Loans and leases, net	6,385,982	5,654,705	5,593,512	5,216,299	3,215,255
Securities available for sale:
Mortgage-backed	1,232,383	817,614	717,601	867,037	618,156
Other	340,718	399,550	342,821	737,851	551,973
Deposits	5,943,613	5,548,984	5,709,736	5,479,412	3,337,682
Borrowings	1,540,227	1,094,981	747,554	1,096,427	750,686
Stockholders’ equity	$1,727,263	$1,353,179	$1,387,197	$1,374,423	$928,162
Common shares outstanding	118,562	104,770	110,719	112,808	82,318
Preferred shares outstanding	184	—	—	—	—

Selected operations data:
Interest income	$441,138	$422,772	$415,830	$375,217	$224,578
Interest expense	172,561	198,594	169,349	125,067	68,476

Net interest income	268,577	224,178	246,481	250,150	156,102
Provision for credit losses	22,500	8,500	6,456	7,348	8,442

Net interest income after provision for credit losses	246,077	215,678	240,025	242,802	147,660
Noninterest income	115,735	131,811	111,218	90,663	51,866
Noninterest expense	228,410	222,466	211,851	188,206	120,850

Income before income taxes	133,402	125,023	139,392	145,259	78,676
Income taxes	44,964	40,938	47,533	52,400	26,859

Net income	88,438	84,085	91,859	92,859	51,817
Preferred stock dividend	1,022	—	—	—	—
Accretion of preferred stock discount	162	—	—	—	—

Net income available to common stockholders	$87,254	$84,085	$91,859	$92,859	$51,817

Stock and related per share data:
Earnings per common share:
Basic	$0.81	$0.82	$0.86	$0.85	$0.66
Diluted	0.81	0.81	0.85	0.84	0.65
Cash dividends	0.56	0.54	0.46	0.38	0.30
Book value	15.02	13.41	12.99	12.65	11.86
Market Price (NASDAQ: FNFG):
High	22.38	15.13	15.43	15.16	15.78
Low	9.98	11.15	13.38	12.05	11.49
Close	$16.17	$12.04	$14.86	$14.47	$13.95

At or for the year ended December 31,	2008	2007	2006	2005	2004
	(Dollar amounts in thousands)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.99%	1.05%	1.14%	1.18%	1.05%
Return on average equity	5.99	6.24	6.67	6.76	5.59
Return on average common equity	5.99	6.24	6.67	6.76	5.59
Return on average tangible equity(2)	12.98	14.12	14.75	14.41	8.75
Return on average tangible common equity(3)	13.19	14.12	14.75	14.41	8.75
Net interest rate spread	3.19	2.84	3.20	3.46	3.38
Net interest rate margin	3.55	3.33	3.61	3.75	3.66
Efficiency ratio	59.43	62.49	59.23	55.22	58.11
Dividend payout ratio	69.14%	65.85%	53.49%	44.71%	45.45%

Capital ratios:
Total risk-based capital(4)	12.72%	11.35%	12.16%	12.26%	17.65%
Tier 1 risk-based capital(4)	11.48	10.10	10.91	11.01	16.40
Tier 1 (core) capital(4)	8.47	7.54	7.73	7.56	11.40
Tangible capital(4)	8.47	7.54	7.73	7.56	11.40
Ratio of stockholders’ equity to total assets	18.51	16.71	17.46	17.04	18.28
Ratio of tangible common stockholders’ equity to tangible assets(5)	8.96%	8.21%	8.88%	8.40%	12.31%

Asset quality:
Total nonaccruing loans	$46,417	$28,054	$15,528	$21,930	$12,028
Other nonperforming assets	2,001	237	632	843	740
Allowance for credit losses	77,793	70,247	71,913	72,340	41,422
Net loan charge-offs	$17,844	$10,084	$6,883	$7,114	$7,090
Total nonaccruing loans to total loans	0.72%	0.49%	0.27%	0.41%	0.37%
Total nonperforming assets to total assets	0.52	0.35	0.20	0.28	0.25
Allowance for credit losses to nonaccruing loans	167.60	250.40	463.12	329.87	344.38
Allowance for credit losses to total loans	1.20	1.23	1.27	1.37	1.27
Net charge-offs to average loans	0.28%	0.18%	0.12%	0.14%	0.23%

Other data:
Number of branches	114	110	119	118	71
Full time equivalent employees	1,909	1,824	1,922	1,984	1,200

(1)	Computed using daily averages.

(2)	Excludes average goodwill and other intangibles of $794.9 million, $752.5 million, $754.9 million, $729.8 million, and $335.8 million for 2008, 2007, 2006, 2005, and 2004, respectively.

(3)	Excludes average goodwill, other intangibles, and preferred stock of $814.6 million, $752.5 million, $754.9 million, $729.8 million, and $335.8 million for 2008, 2007, 2006, 2005, and 2004, respectively.

(4)	Ratios presented for First Niagara Bank.

(5)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles.

	2008					2007
	Fourth	Third	Second	First		Fourth		Third	Second		First
	quarter	quarter	quarter	quarter		quarter		quarter	quarter		quarter
	(In thousands, except per share amounts)
Selected Quarterly Data:

Interest income	$109,798	$109,951	$111,402	$109,987		$107,120		$106,911	$105,543		$103,198
Interest expense	38,092	39,751	44,793	49,925		51,913		51,206	48,477		46,998

Net Interest income	71,706	70,200	66,609	60,062		55,207		55,705	57,066		56,200
Provision for credit losses	8,000	6,500	4,900	3,100		2,500		2,100	2,300		1,600

Net interest income after provision for credit losses	63,706	63,700	61,709	56,962		52,707		53,605	54,766		54,600
Noninterest income	27,643	29,189	29,636	29,267		43,825	(2)	29,730	30,344		27,912
Noninterest expense	57,555	56,754	56,594	57,507	(1)	55,587	(3)	51,948	60,290	(4)	54,641	(5)

Income before Income taxes	33,794	36,135	34,751	28,722		40,945		31,387	24,820		27,871
Income taxes	10,988	12,395	11,672	9,909		13,108		10,284	8,209		9,337

Net income	22,806	23,740	23,079	18,813		27,837		21,103	16,611		18,534
Preferred stock dividend	1,022	—	—	—		—		—	—		—
Accretion of preferred stock discount	162	—	—	—		—		—	—		—

Net income available to common stockholders	$21,622	$23,740	$23,079	$18,813		$27,837		$21,103	$16,611		$18,534

Earnings per share:
Basic	$0.19	$0.22	$0.22	$0.18		$0.27		$0.21	$0.16		$0.18
Diluted	0.19	0.22	0.22	0.18		0.27		0.21	0.16		0.17

Market price (NASDAQ: FNFG):
High	16.45	22.38	15.00	14.15		15.13		14.60	14.28		15.07
Low	11.00	11.68	12.60	9.98		11.15		11.49	12.88		13.53
Close	16.17	15.75	12.86	13.59		12.04		14.15	13.10		13.91

Cash dividends	$0.14	$0.14	$0.14	$0.14		$0.14		$0.14	$0.13		$0.13

(1)	Includes real estate writedowns and integration costs related to the acquisition of Great Lakes Bancorp, Inc. of $2.2 million

(2)	Includes a gain on branch sales of $21.6 million and an investment portfolio restructuring loss of $5.6 million.

(3)	Includes a branch deposit loss of $2.3 million.

(4)	Includes real estate property writedowns of $4.8 million and severance and related costs of $2.7 million.

(5)	Includes severance and related costs of $2.4 million.

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
OVERVIEW
First Niagara Financial Group, Inc. holds all of the capital stock of First Niagara Bank, a federally chartered savings bank subject to Office of Thrift Supervision (“OTS”) regulation. We are positioned as a multi-faceted community bank in Upstate New York with $9.3 billion of assets, $5.9 billion of deposits, and 114 branch locations as of December 31, 2008.
We were organized in April 1998 in connection with the conversion of First Niagara Bank from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks, including Great Lakes Bancorp, Inc. (“Great Lakes”), the parent company of Greater Buffalo Savings Bank, in early 2008, and financial services companies throughout Upstate New York. As a result, we provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking; financial services and risk management (insurance); and commercial business services. These include commercial real estate loans, commercial business loans and leases, residential, home equity and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services though our retail banking unit.
In addition to acquiring banking and financial services organizations, our strategy includes steady organic growth, as we have continued to open de novo branch locations, especially in areas where acquisition opportunities have been more limited. We committed to a de novo branch expansion strategy in order to expand our service area and fill coverage gaps within our footprint. We have also significantly expanded our commercial lending and business services, to include a full complement of cash management and merchant banking services. We have redirected our lending focus such that our loan portfolio has become more like a commercial bank as opposed to a traditional thrift. This strategy has been effective in minimizing interest rate risk sensitivity and is a solid source of noninterest bearing deposits.
Despite a slowing economy, during 2008 we advanced our strategic initiative to improve overall performance, better leverage our infrastructure, and position us for future growth. We focused on increasing our loan production capacity and maintaining credit disciplines in an uncertain economic environment and disciplined pricing to control our funding costs. In addition, we continued our focus on deepening relationships with our customers and providing superior customer service that enhances our performance and profitability.
FINANCIAL OVERVIEW
During 2008, significant turmoil and losses in the values of mortgage-backed securities and derivative securities in the financial sector caused decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets, which led to the failure of some entities in the financial sector. We were not directly impacted by any subprime credit exposure as we do not extend credit of this type to our borrowers, nor do we invest in securities which contain these products. We also did not have any equity investments in FHLMC and FNMA and therefore, were not impacted by the issues troubling these institutions.
Even under these difficult market conditions, we were able to raise additional capital by issuing 8.5 million shares of common stock in a syndicated “follow-on” stock offering in October 2008. Net proceeds from this offering totaled approximately $108.8 million after deducting underwriting discounts and commissions and offering expenses of $6.2 million.
In October 2008, in response to deteriorating market conditions, the Treasury created the CPP under the TARP whereby the Treasury made available to financial institutions $250 billion of capital. Our election to participate in the CPP allowed us to receive $184.0 million of additional capital in exchange for 184 thousand shares of 5% cumulative perpetual preferred stock and a warrant issued to the Treasury to purchase 1.9 million shares of our common stock. The rate on the preferred stock increases to 9% after November 2013. We intend to use these funds to execute our growth strategy.

The Great Lakes acquisition, which included $543.3 million of total loans and $211.8 million of securities available for sale, together with our follow-on offering and CPP participation contributed to the $1.2 billion increase in our assets to $9.3 billion. Exclusive of the loans acquired from Great Lakes, total loans increased $191.7 million, including a 12% increase in our higher yielding commercial loan portfolio, which now comprises 54% of our total loans. While our total deposit balances decreased slightly to $5.9 billion, excluding deposits acquired from Great Lakes, our core deposits increased to 66% of our total deposits at the end of 2008, from 63% at the end of 2007, as repricing of our certificate of deposit accounts resulted in a shift in customer preferences to lower cost money market deposits. Wholesale borrowings, which increased to $1.5 billion at the end of 2008 from $1.1 at the end of 2007, provided us with a low cost alternative to deposits for funding of our loan growth.
Even in light of the challenging operating conditions, we were able to increase our net interest income by $44.4 million during 2008, or 20% more than 2007. In addition, we increased our net interest margin by 22 basis points to 3.55%, reflective of strong loan growth, particularly in higher yielding commercial loans, a reduction in funding costs, and disciplined deposit pricing.
Our net income for the year ended December 31, 2008 was $88.4 million as compared to $84.1 million for 2007. Our diluted earnings per share for 2008 of $0.81 was consistent with 2007 and reflects the impact of $1.2 million of preferred stock dividends and discount accretion. Noninterest income remained consistent with 2007 levels, excluding the impact of gains from the sale of nine branch locations and realized losses on sales of securities available for sale in 2007. Exclusive of $2.2 million in Great Lakes integration expenses and a real property writedown in 2007, noninterest expense increased $8.5 million during 2008, due primarily to increased salaries and benefits from the additional Great Lakes personnel, routine merit increases, and increases in performance based incentive and equity compensation.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation of our investment securities, the analysis of the carrying value of goodwill for impairment, and income taxes are deemed to be critical, as our judgments could have a material effect on our results of operations.
A detailed description of our methodology for calculating our allowance for credit losses and assumptions made is included within the “Lending Activities” section filed herewith in Part I, Item 1, “Business.”
Investment Securities
All of our investment securities are classified as available for sale and recorded at current market value on our statement of condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of stockholders’ equity. In general, fair value is based upon quoted market prices of identical assets or liabilities, where available. If such quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
We conduct a quarterly review and evaluation of our securities portfolio to determine if any declines in fair value are other than temporary. In making this determination we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of underlying collateral. In addition, we consider our ability and intent to hold the investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in their fair value. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to current period operations.

Goodwill
Although goodwill is not subject to amortization, we must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units consist of our banking unit and financial services unit and were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. We allocated goodwill to each reporting unit based on its relative fair value at the time of the related acquisition. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment.
We measure the fair value of our banking unit annually as of November 1st utilizing the market comparable approach as the primary indicator of fair value and the income approach to corroborate these values. We measure the fair value of our financial services unit annually as of November 1st utilizing the average of the income approach, the market approach for similar companies, and the market approach for comparable acquisitions. We select comparable companies and transactions from a peer group that most closely resemble companies and transactions with similar operations, asset size, market capitalization, market characteristics, and geographic locations. We utilize certain assumptions, such as control premiums, price to earnings multiples, and dividend yields that were the median or mean of these comparable companies and transactions. In addition, we reconcile our market capitalization to the estimated consolidated fair value of the reporting units utilizing the median control premium of comparable transactions. We perform a review of the period subsequent to the measurement date to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified. During 2008, we did not identify any individual reporting unit where fair value was less than our carrying value, including goodwill.
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

ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loan Portfolio Composition
The table below is selected information concerning the composition of our loan and lease portfolios, including loans held for sale, in dollar amounts and in percentages as of December 31, (amounts in thousands):

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Real estate	$2,211,402	34.4%	$1,902,334	33.5%	$1,786,384	31.7%	$1,647,576	31.3%	$1,081,709	33.3%
Construction	340,564	5.3	292,675	5.1	248,325	4.4	222,907	4.2	187,149	5.8
Business	940,304	14.6	730,029	12.8	561,323	10.0	473,571	9.0	345,520	10.6

Total commercial	3,492,270	54.3	2,925,038	51.4	2,596,032	46.1	2,344,054	44.5	1,614,378	49.7

Residential real estate	1,990,784	31.0	1,955,690	34.3	2,252,473	40.0	2,182,907	41.4	1,132,471	34.9
Home equity	624,495	9.7	503,779	8.9	470,714	8.3	403,340	7.7	247,190	7.6
Other consumer	143,989	2.2	127,169	2.2	163,824	2.9	178,732	3.4	174,309	5.4
Specialized lending	178,916	2.8	183,747	3.2	155,032	2.7	159,759	3.0	79,358	2.4

Total loans and leases	6,430,454	100.0%	5,695,423	100.0%	5,638,075	100.0%	5,268,792	100.0%	3,247,706	100.0%

Net deferred costs and unearned discounts	33,321		29,529		27,350		19,847		8,971
Allowance for credit losses	(77,793)		(70,247)		(71,913)		(72,340)		(41,422)

Total loans and leases, net	$6,385,982		$5,654,705		$5,593,512		$5,216,299		$3,215,255

Our total loans and leases outstanding increased $191.7 million from December 31, 2007 to December 31, 2008, excluding $543.3 million of loans acquired from Great Lakes. Even in a slowing economy, we were able to deploy a portion of our CPP proceeds to help grow our commercial loan portfolio by $376.9 million, or 12%. A $445.3 million growth in originations, including line of credit advances, as well as historically low unscheduled loan payoffs contributed to this increase. Commercial loans now comprise 54% of our total loan portfolio as compared to 51% at December 31, 2007.
Home equity balances increased by $60.2 million as a result of our active marketing of this relationship building product which has a lower credit risk compared to other consumer lending products. Despite originating $204.9 million in new residential real estate loans, we experienced a decline in balances of $205.8 million as consumer demand continues to be for long-term fixed rate products which we generally do not maintain in our loan portfolio. Other consumer lending balances also decreased as we reduced our emphasis on these loans from a business strategy standpoint.

Allowance for Credit Losses
The following table details our allocation of our allowance for credit losses by loan category as of December 31, (amounts in thousands):

	2008		2007		2006
	Amount of	Percent	Amount of	Percent	Amount of	Percent
	allowance	of loans	allowance	of loans	allowance	of loans
	for credit	to total	for credit	to total	for credit	to total
	losses	loans	losses	loans	losses	loans

Commercial:
Real estate and construction	$32,789	39.7%	$24,886	38.6%	$25,434	36.1%
Business	25,816	14.6	19,107	12.8	18,209	10.0

Total commercial	58,605	54.3	43,993	51.4	43,643	46.1

Residential real estate	1,663	31.0	3,384	34.3	3,898	40.0
Home equity	775	9.7	1,344	8.9	1,278	8.3
Other consumer	2,524	2.2	2,974	2.2	4,250	2.9
Specialized lending	10,138	2.8	8,705	3.2	7,443	2.7
Unallocated	4,088	—	9,847	—	11,401	—

Total	$77,793	100.0%	$70,247	100.0%	$71,913	100.0%

	2005		2004
	Amount of	Percent	Amount of	Percent
	allowance	of loans	allowance	of loans
	for credit	to total	for credit	to total
	losses	loans	losses	loans

Commercial:
Real estate and construction	$26,751	35.5%	$12,117	39.1%
Business	15,644	9.0	10,010	10.6

Total commercial	42,395	44.5	22,127	49.7

Residential real estate	4,036	41.4	2,196	34.9
Home equity	1,667	7.7	703	7.6
Other consumer	5,299	3.4	3,254	5.4
Specialized lending	7,892	3.0	2,609	2.4
Unallocated	11,051	—	10,533	—

Total	$72,340	100.0%	$41,422	100.0%

Our allowance for credit losses increased $7.5 million to $77.8 million at December 31, 2008, primarily due to a $14.0 million increase in our provision for credit losses. Our allowance for credit losses now represents 1.20% of our total loans as compared to 1.23% at December 31, 2007. Net charge-offs of $17.8 million, or 0.28% of average loans, was a reflection of the struggling economy and our growing commercial loan portfolio. In 2008, we refined our allowance methodology to provide for more specific allocation of reserves. As a result, a portion of our allowance previously designated as unallocated was partially allocated to specific loan categories. In addition, allowance previously allocated to our residential real estate and home equity loan portfolios were allocated to other loan portfolios.
Throughout most of 2008, the economy in Upstate New York was relatively stable and only modestly affected by deteriorating credit conditions experienced in other areas of the country. However, an increase in our nonaccruing loans as a percentage of total loans to 0.72% at December 31, 2008 from 0.49% at December 31, 2007 indicates that there has been some weakening in our market area, particularly during the second half of the year.

In determining the level of our allowance we consider the historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. Our process for establishing the level of the allowance for credit losses is designed to account for credit deterioration as it occurs. The provision for credit losses reflects loan quality trends, including the levels of and trends related to nonaccruing loans, past due loans, potential problem loans, criticized loans, and net charge-offs or recoveries, among other factors. The provision for credit losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for credit losses related to newly identified criticized loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The level of the allowance reflects our continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in our judgment, should be charged off. While we utilize our best judgment and information currently available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.
Our allowance for credit losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS 5 based on net historical loan loss experience for similar loans with similar characteristics and trends, adjusted as appropriate for risk factors specific to respective loan types; and (iii) general valuation allowances (unallocated) determined in accordance with SFAS 5 based on general economic conditions and other qualitative risk factors both internal and external.
The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. Loans with a calculated grade that is below a predetermined grade are adversely classified. Once a loan is adversely classified, an analysis is performed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan, and economic conditions affecting the borrower’s industry, among other things.
Historical valuation allowances are calculated based on the historical net loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged off. We calculate historical loss ratios, adjusted as appropriate for risk factors specific to respective loan types, for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are regularly updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio impacting the total loan portfolio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages.
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external impacting the loan portfolio. In general, such valuation allowances are determined by evaluating, among other things: the effectiveness of our loan policies, procedures and internal controls, changes in asset quality, changes in loan portfolio volume, the composition and concentrations of credit, the impact of competition on loan structuring and pricing, the impact of environmental risks on portfolio risks, and the impact of rising interest rates. We evaluate the degree of risk related to each of these components when establishing the overall level of unallocated allowance on a quarterly basis.

Nonaccruing Loans and Nonperforming Assets
The following table sets forth information regarding our nonaccruing loans and other nonperforming assets as of December 31, (amounts in thousands):

	2008	2007	2006	2005	2004

Nonaccruing loans (1):
Commercial:
Real estate	$26,546	$16,229	$4,513	$6,755	$3,416
Business	7,411	3,430	2,599	3,171	1,564

Total commercial	33,957	19,659	7,112	9,926	4,980

Residential real estate	5,516	3,741	4,490	5,911	4,276
Home equity	2,076	849	819	567	519
Other consumer	514	885	1,356	953	801
Specialized lending	4,354	2,920	1,751	4,573	1,452

Total nonaccruing loans	46,417	28,054	15,528	21,930	12,028
Real estate owned	2,001	237	632	843	740

Total nonperforming assets (2)	$48,418	$28,291	$16,160	$22,773	$12,768

Total nonperforming assets as a percentage of total assets	0.52%	0.35%	0.20%	0.28%	0.25%

Total nonaccruing loans as a percentage of total loans	0.72%	0.49%	0.27%	0.41%	0.37%

(1)	We place loans on nonaccrual status when they become 90 days past due or if we have uncertainty about collecting all interest or principal.

(2)	Nonperforming assets do not include $6.9 million, $6.1 million, $4.1 million, $3.1 million, and $2.7 million of performing renegotiated loans that are accruing interest at December 31, 2008, 2007, 2006, 2005, and 2004 respectively.
Investing Activities
Securities Portfolio
Excluding $211.8 million in securities acquired from Great Lakes, our investment securities available for sale increased $144.2 million, or 10%, since the end of 2007 due primarily to the temporary investment of a portion of the proceeds from our follow-on stock offering and the CPP, offset by principal payments received and maturities of existing securities.
Our investment portfolio remains well positioned to provide a stable source of cash flow with limited earnings volatility and a weighted average estimated remaining life of 3.8 years at December 31, 2008, compared to 4.0 years at December 31, 2007. During the year, net unrealized losses on available for sale investment securities, net of deferred taxes totaled $12.7 million. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or a temporary lack of liquidity in the market. The unrealized losses represent the difference between the estimated fair value and the amortized cost of our securities, net of deferred taxes. As of December 31, 2008 our pre-tax net unrealized losses were $21.1 million with respect to securities having an amortized cost of $1.6 billion. During the year we determined that the value of a collateralized debt obligation that we held in our investment portfolio was other than temporarily impaired, resulting in a $700 thousand impairment loss, which is included in other noninterest income.
The net unrealized loss position has primarily been caused by the significant upheaval in the mortgage and credit markets contributing to the lack of liquidity for certain asset classes. We have assessed the securities available for sale that were in an unrealized loss position and determined that the decline in fair value is temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the guarantor, and the delinquency or default rates of underlying collateral. At this point we deem any unrealized losses to be temporary, as we have the ability and intent to hold our investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in their fair value. In addition, if held to maturity, the contractual principal and interest payments of the securities are expected to be received in full recovery of book value. We do not hold any common or preferred stock of FNMA or FHLMC or equity securities of others.

All of the non-agency collateralized mortgage obligations carry various amounts of credit enhancement, and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed regularly by management. When the level of credit loss coverage for an individual security deteriorates below a specified level, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. We review the resulting cash flows to determine whether we will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period.
At December 31, 2008, all of our investment securities were classified as available for sale. The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31, (amounts in thousands):

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value

Debt securities:
States and political subdivisions	$295,639	$299,747	$359,153	$361,360	$205,298	$204,373
U.S. government agencies	29,968	29,998	28,817	28,839	128,723	127,530
Corporate	5,028	3,440	3,788	3,783	3,830	3,765

Total debt securities	330,635	333,185	391,758	393,982	337,851	335,668
Other	5,307	4,156	5,307	5,209	6,307	6,380

Total debt and other securities	$335,942	$337,341	$397,065	$399,191	$344,158	$342,048

Average remaining life of debt securities(1)	1.5 years		1.5 years		1.1 years

Mortgage-backed securities:
FNMA	$146,646	$149,262	$106,297	$106,163	$184,704	$178,750
FHLMC	182,929	188,838	230,427	230,452	100,999	98,319
GNMA	11,711	11,376	3,408	3,491	4,393	4,419
CMOs	913,432	882,907	479,647	477,508	448,934	436,113

Total mortgage-backed securities	$1,254,718	$1,232,383	$819,779	$817,164	$739,030	$717,601

Average remaining life of mortgage- backed securities(1)	4.4 years		5.2 years		3.1 years

Asset-backed securities(2)	$3,499	$3,377	$360	$359	$779	$773

Average remaining life of asset- backed securities(1)	11.1 years		4.2 years		0.5 years

Total securities available for sale	$1,594,159	$1,573,101	$1,217,204	$1,217,164	$1,083,967	$1,060,422

Average remaining life of investment securities available for sale(1)	3.8 years		4.0 years		2.5 years

(1)	Average remaining life does not include other investment securities and is computed utilizing estimated maturities and prepayment assumptions.

(2)	Asset-backed securities are backed by fixed-rate home equity loans, and at December 31, 2008 include a $3.2 million security with a maturity date of January 25, 2031.

Funding Activities
Deposits
Total deposits decreased $198.6 million from December 31, 2007 to December 31, 2008, excluding $593.3 million of deposits acquired from Great Lakes. Our lower priced core deposits increased $179.1 million from December 31, 2007 to December 31, 2008. During 2008, certificate of deposit accounts matured and were repriced at lower rates, resulting in customer preferences shifting towards money market deposit accounts. Certificate of deposit balances of $2.0 billion at December 31, 2008, declined $377.7 million from December 31, 2007 and include $196.3 million of deposits in the CDARS administered by the Promontory Financial Network. The increase in money market deposit accounts, along with an 8% increase in business checking balances, increased our core deposits to 66% of total deposits compared to 63% at year end 2007. Our continued focus on building our municipal deposit base resulted in $684.4 million in municipal deposits, primarily money market deposit accounts, at December 31, 2008, a 17% increase from December 31, 2007.
The table below contains selected information on the composition of our deposits as of December 31, (amounts in thousands):

	2008			2007			2006
			Weighted			Weighted			Weighted
			average			average			average
	Amount	Percent	rate	Amount	Percent	rate	Amount	Percent	rate
Core deposits:
Savings	$788,767	13.3%	0.24%	$786,759	14.2%	0.35%	$962,482	16.9%	0.64%
Interest-bearing checking	485,220	8.2	0.17	468,165	8.4	0.37	521,751	9.1	0.55
Money market deposit	1,940,136	32.6	1.47	1,607,137	29.0	3.69	1,294,834	22.7	3.46
Noninterest-bearing	718,593	12.1	—	631,801	11.4	—	647,108	11.3	—

Total core deposits	3,932,716	66.2	0.79	3,493,862	63.0	1.83	3,426,175	60.0	1.57

Certificates	2,010,897	33.8	2.79	2,055,122	37.0	4.34	2,283,561	40.0	4.42

Total deposits	$5,943,613	100.0%	1.47%	$5,548,984	100.0%	2.76%	$5,709,736	100.0%	2.71%

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and $250,000 and greater at December 31, 2008 (in thousands):

	Over	Over
	$100,000	$250,000

Less than three months	$158,406	$116,292
Over three months to six months	236,195	136,002
Over six months to 12 months	207,406	94,922
Over 12 months	61,299	10,302

Total	$633,306	$357,518

Borrowings
The following table shows certain information on our borrowings for the dates indicated (amounts in thousands):

	At or for the year ended December 31,
	2008	2007	2006

Period-end balance:
FHLB advances	$1,005,467	$715,808	$340,355
Repurchase agreements	462,418	379,173	407,199
Other borrowings	72,342	—	—

Total borrowings	$1,540,227	$1,094,981	$747,554

Maximum balance at any month end:
FHLB advances	$1,194,195	$716,243	$606,253
Repurchase agreements	462,418	406,098	561,291
Other borrowings	92,315	20,000	—

Average balance:
FHLB advances	$907,673	$479,299	$480,637
Repurchase agreements	395,030	367,549	499,792
Other borrowings	69,610	6,448	—

Period-end weighted average interest rate:
FHLB advances	3.63%	4.57%	4.65%
Repurchase agreements	3.31	4.42	4.36
Other	2.65	—	—
Excluding $137.7 million of borrowings assumed in the Great Lakes acquisition, our borrowings increased $307.5 million, including $363.5 million of new long-term borrowings at rates ranging from 2.59% to 3.83%, with an average weighted life of 3.0 years. We used these new borrowings to fund the run-off of certificates of deposit account balances and the growth in our loan portfolio during 2008. As the yield curve returned to a more normal slope resulting from multiple reductions in the federal funds interest rate, we were able to take advantage of historically low rates on borrowings, resulting in a 67 basis point reduction in our borrowing costs. At December 31, 2008, our repurchase agreements include $81.5 million that have call provisions that could accelerate their maturity during 2009 if rates were to rise significantly from current levels.
Capital Resources
For the year ended December 31, 2008, we declared common stock dividends totaling $0.56 per share, or $60.1 million. This represents a dividend payout ratio of 69% and a 4% increase over the prior year on a per share basis. Approval from the Treasury is required to increase our common stock dividend prior to November 21, 2011 unless we have fully redeemed the preferred stock.
During 2008, our stockholders equity increased by $374.1 million. This increase was primarily the result of our first quarter acquisition of Great Lakes, which included the issuance of 5.4 million shares of stock with an aggregate value of $73.8 million; our follow-on stock offering, which included the issuance of 8.5 million shares with a net aggregate value of $108.8 million; the sale of 184 thousand shares of preferred stock and a common stock warrant issued to the Treasury, with an aggregate value of $184.0 million; our 2008 net income of $88.4 million; and $12.9 million from our ESOP and stock-based compensation plans.
Offsetting these were $14.1 million in unrealized losses on our securities available for sale and interest rate swaps; an actuarial loss on our pension and post-retirement plans of $12.8 million; and dividends paid on our common stock.
We repurchased 625 thousand shares of our common stock during 2008 at an average cost of $10.87 per share. As of December 31, 2008, we are authorized to repurchase an additional 3.5 million shares. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy and capital markets stabilize. In addition, in accordance with the terms of the CPP, approval from the Treasury is required prior to any purchases until the earlier of November 21, 2011 or until their shares of preferred stock are fully redeemed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
Net income for the year ended December 31, 2008 was $88.4 million as compared to $84.1 million for 2007. Our diluted earnings per share for 2008 was $0.81 and reflects the impact of $1.2 million of preferred stock dividends and discount accretion related to the CPP, compared to $0.81 for 2007. These results reflect a $44.4 million, or 20%, increase in our net interest income resulting from strong commercial loan growth and a reduction in our funding costs due to a disciplined approach to deposit pricing combined with an improved deposit mix. Excluding nonrecurring items, noninterest income was stable for the year at $115.7 million while noninterest expenses increased $8.5 million from 2007.
Net Interest Income
The Federal Reserve’s efforts to calm the credit markets and relieve the liquidity crisis in the financial industry led it to reduce the benchmark overnight federal funds rates by 400 basis points throughout 2008 to 0.25%. During 2008, our net interest income improved as a result of our ability to reduce deposit rates and take advantage of lower wholesale borrowing costs.
Although the yield on our interest earning assets decreased 42 basis points to 5.78% during 2008, our funding costs decreased 77 basis points to 2.59%, resulting in a 22 basis point improvement to our net interest margin to 3.55%, the highest annual level in three years. The yield that we earned on our loans decreased 56 basis points in 2008 as compared to 2007, including an 88 basis point reduction in our commercial loan portfolio yield to 6.11% and a 109 basis point reduction to 5.86% in the yield from our home equity loan portfolio. Higher average loan balances in 2008 resulting from the deployment of a portion of our proceeds from the CPP and the continued shift into commercial loan products offset these declines in yields, resulting in a slight increase in our interest income from loans and leases. The temporary investment of a portion of the proceeds from our follow-on stock offering and the CPP resulted in an additional $185.8 million in average mortgage-backed securities during 2008. The increased balances, coupled with higher yields on these investments, contributed significantly to the $17.5 million increase in interest income from securities available for sale and other investments.
While our average deposit balances increased $289.8 million during 2008, the interest expense we paid on deposits declined $40.7 million from 2007. Our disciplined approach to pricing, including our decision to allow higher priced maturing certificate of deposit accounts to run off during the year, resulted in a 107 basis point reduction in the rates paid on this product. As a result of this, and the overall lower level of market rates, customers migrated toward money market account balances which is reflected in the $485.8 million increase in average balances in these accounts at an interest rate 141 basis points lower than 2007. Our continued emphasis on expanding customer relationships resulted in a $60.5 million increase in average noninterest bearing deposits during the year.
The multiple reductions in the federal funds rate throughout 2008 and our efforts to take advantage of this lower cost funding source resulted in our average borrowing balances increasing $519.0 million during 2008 at an average rate that was 67 basis points lower than the previous year.
Policy statements from the Federal Open Market Committee, a component of the Federal Reserve System charged with overseeing U.S. open market operations, indicate a prolonged economic contraction that will likely leave the benchmark overnight federal funds rate at its current low level for an extended period. Therefore, loan repricing should slow considerably in early 2009 as the prime rate remains flat. Similarly, our ability to reprice funding costs lower will also diminish.

The following table presents our condensed average balance sheet information as well as tax-equivalent interest income and yields. We use a tax-equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. That is, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory income tax rates adjusted for the non-deductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances for the years ended December 31 (amounts in thousands):

	2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/		outstanding	earned/		outstanding	earned/
	balance	paid	Yield/rate	balance	paid	Yield/rate	balance	paid	Yield/rate
Interest-earning assets:
Loans(1)	$6,325,608	$378,092	5.97%	$5,725,938	$374,330	6.53%	$5,524,111	$361,098	6.53%
Mortgage-backed securities(2)	946,398	47,121	4.98	760,626	32,822	4.32	813,530	33,424	4.11
Other investment securities(2)	380,786	18,242	4.79	374,595	18,137	4.84	563,661	23,054	4.09
Money market and other investments	82,753	4,038	4.88	53,979	3,434	6.36	71,835	3,858	5.37

Total interest-earning assets	7,735,545	$447,493	5.78%	6,915,138	$428,723	6.20%	6,973,137	$421,434	6.04%
Noninterest-earning assets(3)(4)	1,227,596			1,082,161			1,055,624

Total assets	$8,963,141			$7,997,299			$8,028,761

Interest-bearing liabilities:
Savings deposits	$790,707	$2,198	0.28%	$889,398	$3,918	0.44%	$1,057,992	$6,782	0.64%
Checking accounts	486,789	1,378	0.28	487,173	2,043	0.42	507,215	2,505	0.49
Money market deposits	1,899,010	43,573	2.29	1,413,178	52,249	3.70	1,200,914	36,977	3.08
Certificates of deposit	2,106,481	71,534	3.40	2,263,933	101,161	4.47	2,202,282	85,921	3.90
Borrowings	1,372,314	53,878	3.91	853,297	39,223	4.58	980,429	37,164	3.76

Total interest-bearing liabilities	6,655,301	$172,561	2.59%	5,906,979	$198,594	3.36%	5,948,833	$169,349	2.84%

Noninterest-bearing deposits	687,741			627,259			591,306
Other noninterest-bearing liabilities	143,775			115,189			111,128

Total liabilities	7,486,817			6,649,427			6,651,267
Stockholders’ equity(3)	1,476,324			1,347,872			1,377,494

Total liabilities and stockholders’ equity	$8,963,141			$7,997,299			$8,028,761

Net interest income		$274,932			$230,129			$252,085

Net interest rate spread			3.19%			2.84%			3.20%

Net earning assets	$1,080,244			$1,008,159			$1,024,304

Net interest rate margin		3.55%			3.33%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.23%			117.07%			117.22%

(1)	Average outstanding balances are net of deferred costs and premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale and allowance for credit losses.

(4)	Average outstanding balances include bank-owned life insurance, earnings from which are reflected in noninterest income.

Rate/Volume Analysis
The following table presents (on a tax-equivalent basis) the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our net interest income during the years indicated. We have provided information in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate for the years ended December 31 (in thousands):

	2008 vs. 2007			2007 vs. 2006
	Increase/(decrease)		Total	Increase/(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)

Interest-earning assets:
Loans	$21,035	$(17,273)	$3,762	$16,074	$(2,842)	$13,232
Mortgage-backed securities	8,773	5,526	14,299	(2,657)	2,055	(602)
Other investment securities	298	(193)	105	(8,659)	3,742	(4,917)
Money market and other investments	1,507	(903)	604	(812)	388	(424)

Total interest-earning assets	$31,613	$(12,843)	$18,770	$3,946	$3,343	$7,289

Interest-bearing liabilities:
Savings deposits	$(398)	$(1,322)	$(1,720)	$(967)	$(1,897)	$(2,864)
Checking accounts	10	(675)	(665)	40	(502)	(462)
Money market deposits	12,347	(21,023)	(8,676)	7,774	7,498	15,272
Certificates of deposit	(6,570)	(23,057)	(29,627)	2,786	12,454	15,240
Borrowings	20,999	(6,344)	14,655	(5,204)	7,263	2,059

Total interest-bearing liabilities	$26,388	$(52,421)	$(26,033)	$4,429	$24,816	$29,245

Net interest income	$5,225	$39,578	$44,803	$(483)	$(21,473)	$(21,956)

Provision for Credit Losses
Our provision for credit losses increased $14.0 million for the year ended December 31, 2008 to $22.5 million, or 0.36% of average loans, as compared to 0.15% for 2007. The deterioration of the Upstate New York economy, which is considered to be relatively modest given the deterioration of credit quality experienced in other areas of the country, as well as the maturation of our steadily growing commercial loan portfolio resulted in an $18.4 million increase in our overall level of nonperforming loans. Total nonperforming loans at December 31, 2008 of $46.4 million, or 0.72% of total loans, compares to $28.1 million, or 0.49% of total loans, at December 31, 2007. As a result, our ratio of allowance for credit losses to nonperforming loans declined to 168% at year end 2008 from 250% at year end 2007. In addition, our net charge-off levels increased to 0.28% of average loans during 2008 as compared to 0.18% during 2007. Our provision is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, charge-offs, and economic conditions.

The following table presents an analysis of our allowance for credit losses, including charge-off and recovery data, for the years ended December 31, (amounts in thousands):

	2008	2007	2006	2005	2004

Balance at beginning of year	$70,247	$71,913	$72,340	$41,422	$25,420
Charge-offs:
Commercial:
Real estate	5,611	4,803	1,422	1,285	669
Business	7,729	1,607	1,052	2,402	1,504

Total commercial	13,340	6,410	2,474	3,687	2,173
Residential real estate	143	226	295	192	49
Home equity	206	100	56	34	—
Other consumer	2,192	2,362	4,565	3,926	4,272
Specialized lending	4,241	2,803	2,512	2,785	1,732

Total charge-offs	20,122	11,901	9,902	10,624	8,226

Recoveries:
Commercial:
Real estate	322	74	137	864	86
Business	263	219	911	1,283	231

Total commercial	585	293	1,048	2,147	317
Residential real estate	66	7	37	61	83
Home equity	19	2	24	—	—
Other consumer	899	835	1,038	777	638
Specialized lending	709	680	872	525	98

Total recoveries	2,278	1,817	3,019	3,510	1,136

Net charge-offs	17,844	10,084	6,883	7,114	7,090
Provision for credit losses	22,500	8,500	6,456	7,348	8,442
Allowance obtained through acquisitions	2,890	—	—	30,684	14,650
Allowance transferred(1)	—	82	—	—	—

Balance at end of year	$77,793	$70,247	$71,913	$72,340	$41,422

Ratio of net charge-offs to average loans outstanding	0.28%	0.18%	0.12%	0.14%	0.23%

Ratio of allowance for credit losses to total loans	1.20%	1.23%	1.27%	1.37%	1.27%

Ratio of allowance for credit losses to nonaccruing loans	168%	250%	463%	330%	344%

(1)	Amount of allowance for credit losses associated with mortgage loans securitized during the third quarter of 2007.
Noninterest Income
Noninterest income remained stable in 2008, excluding the $21.6 million gain on the sale of nine branches and $5.4 million of realized losses from the sales of investment securities in 2007. The industry-wide softening in insurance renewal rates in 2008 resulted in a $1.9 million decrease in our insurance and benefits consulting revenues. This was offset by a modest increase in revenue from transaction-based banking service fees despite a shift in consumer spending habits due to the uncertainties in the economy. Revenue from our wealth management activities increased despite the reduced demand for our broker sold investment securities and the third quarter outsourcing of our trust activities.
Although noninterest income as a percent of total revenues declined to 30% for 2008 as compared to 37% for 2007, the decrease was primarily attributable to the increased level of our net interest income. Noninterest income remains a significant source of stable revenue not subject to the volatility of changes in interest rates.
Noninterest Expenses
Excluding $2.2 million in Great Lakes integration costs in 2008 and a $4.8 million real estate impairment loss in 2007, our noninterest expenses for 2008 increased $8.5 million over 2007. The most substantial increase was $8.1 million in salaries and benefits, resulting from additional Great Lakes personnel, routine merit increases, and increases in performance-based incentive and equity compensation. A $2.1 million increase in marketing expenses reflects a full year of expenses related to our brand awareness campaign as well as for enhancements to our advertising to address customers’ concerns regarding the health of the financial services industry. These increases were slightly offset by a decrease in intangible amortization related to previous bank and financial services company acquisitions.

Our efficiency ratio improved to 59.4% in 2008, from 62.5% in 2007, due to our disciplined management of expenses and an increase in our net interest margin. On a core operating basis (excluding Great Lakes integration expenses and the 2007 real estate impairment loss, branch sales, and realized losses on sales of investment securities), our efficiency ratio improved to 58.9% for 2008 from 61.1% for 2007.
Income Taxes
Our effective tax rate increased to 33.7% for 2008 from 32.7% in 2007 primarily due to New York State legislation partially phasing out the exclusion of dividends paid by our REIT subsidiary to First Niagara Bank.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006
Net income for the year ended December 31, 2007 was $84.1 million, or $0.81 per diluted share, compared to $91.9 million, or $0.85 per diluted share in 2006. These results reflect a declining interest rate margin and realized losses of $5.4 million on sales of investment securities due to portfolio restructuring, somewhat offset by a $21.6 million gain recognized on the sale of nine branches during the fourth quarter of 2007.
Net Interest Income
Our net interest income was $224.2 million in 2007, compared to $246.5 million in 2006, resulting in our net interest rate margin declining during 2007 to 3.33% from 3.61% in 2006. These changes reflect pressure on our net interest rate margin that was persistent throughout the year due to the flat to inverted yield curve, despite the federal funds rate cuts during the second half of 2007. The decline also reflects the continued preferences of our customers to maintain higher paying certificate and money market deposit accounts, as well as intensified local market competition for our customers’ deposits.
During 2007, our yield on interest earning assets was 6.20%, a 16 basis point improvement over 2006. The yield that we earned on our commercial business loans declined seven basis points to 6.99% for 2007 as compared to 7.06% during 2006; while the yield that we earned on our home equity loans increased seven basis points to 6.95% as compared to 2006.
A continued shift in customer deposits into higher paying money market accounts was reflected in a $212.3 million increase in our average money market account balances. In addition, with the strong competition for deposits in our markets, average rates paid on these balances increased from 3.08% in 2006 to 3.70% in 2007.
Provision for Credit Losses
During 2007, our provision for credit losses of $8.5 million reflected the return to historical levels of credit loss experience. This provision, which was 0.15% of average loans, compared to $6.5 million, or 0.12%, of average loans for 2006.
Noninterest Income
For 2007, our noninterest income totaled $131.8 million compared to $111.2 million in 2006. This increase reflects the growth of revenue provided by our banking services, risk management, and wealth management product offerings. Our risk management revenue increased 6% primarily due to the acquisition of Gernold Agency and our wealth management revenues increased 20% as a result of increased marketing initiatives and higher sales representatives’ productivity. Noninterest income also included a $21.6 million gain on the fourth quarter sale of nine branches, offset by realized losses of $5.4 million on sales of investment securities due to our portfolio restructuring.
Noninterest Expenses
Noninterest expenses for 2007 were $222.5 million compared to $211.9 million in 2006. The increase of $10.6 million primarily reflects costs associated with our performance improvement initiatives, including severance costs of $4.2 million from reducing headcount by 5%, and losses on property writedowns of $4.8 million. Efficiencies in vendor management resulted in a decrease of $847 thousand in our technology and communications expense. Branding initiatives resulted in an additional $1.2 million in marketing and advertising expense. Other expenses increased $2.8 million, primarily attributable to a fourth quarter deposit loss of approximately $2.3 million recognized on a commercial account.
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
Our primary investing activities are the origination of loans and the purchase of investment securities. During each of 2008 and 2007 our loan originations totaled $1.5 billion. In addition, we made advances on business lines of credit totaling $1.4 billion in 2008 and $907.9 million in 2007, reflecting our continued focus on growing our higher-yielding commercial loan portfolio. Our purchases of securities available for sale increased to $797.3 during 2008, as compared to $594.9 during 2007, reflecting the investment of a portion of funds we received from our follow-on stock offering and the CPP and increased maturities in our short term municipal investments. During 2008, principal payments on and proceeds of maturities received on our securities available for sale amounted to $628.3 million compared to $427.7 million during 2007, reflecting increased prepayments and a larger mortgage-backed securities portfolio. In 2007 we also received proceeds from the sales of securities of $194.5 million.
Net cash provided by our financing activities totaled $341.9 million in 2008 and $199.3 for 2007. Our borrowing activities provided $310.5 million of net additional low cost financing in 2008, primarily in the form of long-term borrowings that were utilized to fund loan growth and deposit run off at advantageous rates. We have a total borrowing capacity of up to $2.3 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position, of which $802.6 million was available at December 31, 2008. Additional financing activities included our follow-on stock offering in October 2008 which provided us with $108.8 million in additional funds and our sale of preferred stock to the Treasury under the CPP which provided net proceeds of $183.9 million.

Contractual Obligations and Other Commitments
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2008 as follows (in thousands):

	Less than 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	years	years	Total

Certificates of deposit	$1,710,504	$262,983	$30,963	$6,447	$2,010,897
Borrowings	717,464	547,889	251,958	22,916	1,540,227
Commitments to extend credit (1)	1,202,937	—	—	—	1,202,937
Standby letters of credit (1)	98,120	—	—	—	98,120
Operating leases	5,658	8,735	7,933	25,953	48,279
Purchase obligations	3,946	5,408	2,400	1,200	12,954
Partnership Investment commitments	250	60	382	1,973	2,665

Total contractual obligations	$3,738,879	$825,075	$293,636	$58,489	$4,916,079

(1)	We do not expect all of our commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $979.0 million available under lines of credit, which generally expire unfunded one year from the date of origination.
Loan Commitments
In the ordinary course of business we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate loans of approximately $224.0 million and $282.6 million at December 31, 2008 and 2007, respectively.
To assist us with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell newly originated conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a non-recourse basis. Our commitments to sell residential mortgages amounted to $30.9 million and $6.1 million at December 31, 2008 and 2007, respectively.
We also extend credit to retail and commercial customers, up to a specified amount, through lines of credit. Borrowers are able to draw on these lines as needed, making our funding requirements generally more difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity and other consumer lending, at December 31, 2008 our unused commercial lines of credit increased to $678.1 million from $623.0 million at December 31, 2007, and our unused home equity and other consumer lines of credit increased to $300.8 million from $221.4 million at the end of 2007. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $98.1 million and $104.8 million at December 31, 2008 and 2007, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts that we report. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through the sources described above. The credit risk involved in our issuing of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2008 regarding the carrying value, weighted average yields and contractual maturities of our available for sale securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value (amounts in thousands):

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
Debt securities:
States and political subdivisions	$186,943	2.97%	$105,826	3.69%	$6,978	3.68%	$—	—%	$299,747	3.24%
U.S. Government agencies	28,027	2.92	—	—	1,971	5.07	—	—	29,998	3.07
Corporate	1,751	4.57	—	—	1,125	3.24	564	5.28	3,440	4.25

Total debt securities	216,721	2.98	105,826	3.69	10,074	3.91	564	5.28	333,185	3.24

Mortgage-backed securities:
CMOs	—	—	2	5.97	157,829	4.66	725,076	4.66	882,907	4.66
FNMA	154	3.61	18,458	4.23	30,474	4.55	100,176	4.59	149,262	4.53
FHLMC	6	6.49	448	7.20	16,441	4.57	171,943	5.31	188,838	5.25
GNMA	20	6.42	—	—	413	8.27	10,943	5.44	11,376	5.54

Total mortgage-backed securities	180	4.02	18,908	4.30	205,157	4.64	1,008,138	4.78	1,232,383	4.75

Asset-backed securities	—	—	—	—	—	—	3,377	2.59	3,377	2.59
Other (1)	—	—	—	—	—	—	—	—	4,156	3.82

Total securities available for sale	$216,901	2.98%	$124,734	3.78%	$215,231	4.61%	$1,012,079	4.77%	$1,573,101	4.42%

(1)	Other securities available for sale include investments with no stated maturity date.
Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2008, regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

		One
	Within	through	After
	one	five	five
	year	years	years	Total

Commercial:
Real estate	$742,233	1,276,864	192,305	2,211,402
Construction	321,450	18,816	298	340,564
Business	772,423	150,876	17,005	940,304

Total commercial	1,836,106	1,446,556	209,608	3,492,270

Residential real estate	326,787	585,060	1,078,937	1,990,784
Home equity	317,111	106,379	201,005	624,495
Other consumer	43,271	59,803	40,915	143,989
Specialized lending	123,379	55,288	249	178,916

Total loans and leases	$2,646,654	2,253,086	1,530,714	6,430,454

For the loans reported in the preceding table, the following sets forth at December 31, 2008, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2009 (in thousands):

	Fixed	Adjustable	Total

Commercial:
Real estate	$720,663	$748,506	$1,469,169
Construction	11,173	7,941	19,114
Business	163,815	4,066	167,881

Total commercial	895,651	760,513	1,656,164

Residential real estate	1,511,263	152,734	1,663,997
Home equity	307,384	—	307,384
Other consumer	100,718	—	100,718
Specialized lending	55,537	—	55,537

Total loans and leases	$2,870,553	$913,247	$3,783,800

Cash and Cash Equivalents
Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are our most liquid assets. We monitor the level of these assets daily and they are dependent on operating, financing, lending, and investing activities during any given period. We usually invest excess short-term liquidity in overnight federal funds sold. In the event that we require funds beyond those that we generate internally due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available to us through the use of repurchase agreements, the sale of loans or investments or our various lines of credit. As of December 31, 2008, available cash, interest-bearing demand accounts, federal funds sold, and other short-term investments totaled $110.6 million, or 1.2% of total assets.
Restricted cash of $4.0 million at December 31, 2008 is comprised of approximately $2.2 million held in escrow pending the final settlement of a lawsuit that was acquired in the Great Lakes acquisition and $1.8 million pledged as collateral for a mortgage servicing agreement with FNMA.
FOURTH QUARTER RESULTS
During the fourth quarter of 2008, our loan portfolio increased $42.9 million, reflective of an increase of $88.2 million in our higher yielding commercial loan portfolio offset by a $47.6 million decrease in residential real estate loans as consumer preference continues to be for long term fixed rate products which we sell in the secondary market. Our total deposits increased $126.9 million to $5.9 billion during the quarter ended December 31, 2008. Certificates of deposit balances increased $102.7 million during this period primarily due to increased balances in our CDARS program. Our available for sale securities portfolio increased $323.0 million from the prior quarter, as a result of the temporary investment of a portion of the proceeds from our follow-on stock offering and the CPP.
Net income for the quarter ended December 31, 2008 was $22.8 million, as compared to $27.8 million for 2007. Diluted earnings per share for the fourth quarter of 2008 was $0.19, which includes $1.2 million of preferred stock dividends and discount accretion, as compared to $0.27 for the same quarter in 2007. Excluding the gain on the sale of branches and securities losses we recognized in the fourth quarter of 2007, our net income increased $4.7 million primarily due to a 43 basis point increase in our net interest margin for the fourth quarter of 2008.
Our net interest income was $71.7 million for the fourth quarter of 2008, reflecting an increase in our net interest rate margin to 3.68% for the current quarter as compared to 3.25% for the same quarter in 2007. This was primarily due to the shift in our deposit mix towards lower cost core accounts combined with decreasing borrowing rates which resulted in the cost of interest-bearing liabilities decreasing 115 basis points to 2.26%.
During the quarter ended December 31, 2008, we recorded an $8.0 million provision for credit losses, which is reflective of the acceleration in the weakening of the Upstate New York economy coupled with the higher concentration of commercial lending balances. At December 31, 2008, our total nonperforming loans amounted to $46.4 million as compared to $28.1 million at December 31, 2007, with higher nonperforming loans primarily in our commercial loan portfolio. The weakening economy also contributed to net charge-offs increasing to $7.9 million for the quarter as compared to $3.2 million during the fourth quarter of 2007.

For the three months ended December 31, 2008, our noninterest income was stable at $27.6 million as compared to the same quarter in 2007, excluding the impact of the gain on the sale of branches and the securities losses recognized in 2007.
Our fourth quarter noninterest expenses increased to $57.6 million as compared to $55.6 million for the fourth quarter of 2007. The increase was primarily attributable to a $2.7 million increase in salaries and benefits due to personnel added from the Great Lakes acquisition, routine merit increases, and increases in performance based incentive and equity compensation. Modest increases in occupancy and equipment, due to the additional branches from Great Lakes, marketing and advertising, and professional services were partially offset by a decrease in other noninterest expense, reflecting a $2.3 million deposit loss that was recorded in the fourth quarter of 2007.
IMPACT OF NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.
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
We utilize the following strategies to manage our interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having terms to maturity of no more than 20 years; (2) selling a significant portion of our newly originated 20 to 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position us for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, we intend to evaluate further the utilization of derivative instruments such as interest rate swaps, caps, and collars as part of our overall asset and liability management process as permitted by our ALCO Policy.
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

The table below shows the amount of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table shows an approximation of the projected repricing of assets and liabilities at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Our residential and commercial real estate loans were projected to repay at rates between 6% and 27% annually, while our mortgage-backed securities were projected to prepay at rates between 14% and 35% annually. Our savings and interest bearing checking accounts were assumed to decay, or run-off, between 6% and 50% annually. While we believe such assumptions to be reasonable, we do not know whether assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity (amounts in thousands):

	Less than	3-6	6 months	1-3	3-5	5-10	Over 10
	3 months	months	To 1 year	years	years	years	years	Total

Interest-earning assets:
Federal funds sold and securities purchased under resale agreements	14,714	—	—	—	—	—	—	14,714
Loans (1)	1,770,610	306,609	540,814	1,264,946	989,751	808,028	703,279	6,384,037
Mortgage-backed and asset-backed securities (2)	145,946	99,132	174,958	476,133	196,014	142,146	23,888	1,258,217
Other investment securities (2)	44,203	86,764	80,902	77,339	31,639	9,744	5,351	335,942
Other interest-earning assets(3)	4,053	—	—	—	—	—	62,301	66,354

Total interest-earning assets	1,979,526	492,505	796,674	1,818,418	1,217,404	959,918	794,819	8,059,264

Interest-bearing liabilities:
Savings deposits	58,637	54,278	96,751	266,949	143,893	132,366	35,893	788,767
Checking accounts	9,862	9,862	19,725	78,899	56,442	141,104	169,326	485,220
Money market deposit accounts	185,765	185,765	371,531	1,023,521	160,203	13,351	—	1,940,136
Certificate accounts	355,555	694,873	660,075	262,984	30,963	5,970	477	2,010,897
Borrowings	534,345	47,988	149,810	556,021	230,892	21,171	—	1,540,227

Total interest-bearing liabilities	1,144,164	992,766	1,297,892	2,188,374	622,393	313,962	205,696	6,765,247

Interest rate sensitivity gap	835,362	(500,261)	(501,218)	(369,956)	595,011	645,956	589,123	1,294,017

Cumulative interest rate sensitivity gap	835,362	335,101	(166,117)	(536,073)	58,938	704,894	1,294,017

Ratio of interest-earning assets to interest-bearing liabilities	173.01%	49.61%	61.38%	83.09%	195.60%	305.74%	386.40%	119.13%
Ratio of cumulative gap to total interest-earning assets	10.37%	4.16%	(2.06%)	(6.65%)	0.73%	8.75%	16.06%

(1)	Amounts shown are principal balances net of nonaccruing loans.

(2)	Amounts shown are at amortized cost.

(3)	Amounts shown include FHLB stock.
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

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in the interest rates. The calculated changes assume a parallel shift across the yield curve. The effects of changing the yield curve slope are not considered in the analysis, nor do we consider changes in the spread relationships between various indexes which impact our net interest income. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates similar to the gap analysis. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions (amounts in thousands):

	Calculated increase (decrease) at December 31,
	2008				2007
Changes in	Net interest				Net interest
interest rates	income		% Change		income	% Change

+200 basis points	$(417)		(0.2)%		$(5,376)	(2.4)%
+100 basis points	(112)		(0.1)		(2,119)	(0.9)
-100 basis points	—	(1)	—	(1)	4,307	1.9
-200 basis points	—	(1)	—	(1)	6,626	3.0

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at December 31, 2008, therefore, the calculation of the effect of the decrease in interest rates is not measurable.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiary (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2008 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2008.
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
We have audited First Niagara Financial Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 27, 2009

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition
(in thousands, except share amounts)

	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$110,552	114,991
Restricted cash	3,999	—
Securities available for sale	1,573,101	1,217,164
Loans held for sale	1,698	3,278
Loans and leases (net of allowance for credit losses of $77,793 and $70,247 in 2008 and 2007)	6,384,284	5,651,427
Bank-owned life insurance	127,151	108,875
Premises and equipment, net	95,978	88,687
Goodwill	748,971	706,924
Core deposit and other intangibles, net	35,578	43,147
Other assets	250,060	161,735

Total assets	$9,331,372	8,096,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$5,943,613	5,548,984
Short-term borrowings	717,464	500,258
Long-term borrowings	822,763	594,723
Other	120,269	99,084

Total liabilities	7,604,109	6,743,049

Commitments and contingent liabilities (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 184,011 shares issued and outstanding in 2008 (Note 14)	176,719	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 125,419,261 and 120,044,736 shares issued in 2008 and 2007	1,254	1,200
Additional paid-in capital	1,326,159	1,244,766
Retained earnings	369,671	344,656
Accumulated other comprehensive loss	(29,429)	(2,604)
Common stock held by ESOP, 3,094,365 and 3,323,662 shares in 2008 and 2007	(23,843)	(25,350)
Treasury stock, at cost, 6,857,554 and 15,274,479 shares in 2008 and 2007	(93,268)	(209,489)

Total stockholders’ equity	1,727,263	1,353,179

Total liabilities and stockholders’ equity	$9,331,372	8,096,228

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006

Interest income:
Loans and leases	$377,037	376,123	360,011
Securities available for sale and other investments	64,101	46,649	55,819

Total interest income	441,138	422,772	415,830

Interest expense:
Deposits	118,683	159,371	132,185
Borrowings	53,878	39,223	37,164

Total interest expense	172,561	198,594	169,349

Net interest income	268,577	224,178	246,481
Provision for credit losses	22,500	8,500	6,456

Net interest income after provision for credit losses	246,077	215,678	240,025

Noninterest income:
Banking services	40,082	39,289	38,661
Insurance and benefits consulting	49,733	51,646	48,610
Wealth management services	9,922	9,494	7,859
Lending and leasing	8,783	8,880	7,238
Gain on sale of branches	—	21,564	—
(Loss) gain on sale of securities	—	(5,395)	254
Gain on sale of manufactured housing loans	—	—	2,954
Bank owned life insurance	5,449	4,848	3,162
Other	1,766	1,485	2,480

Total noninterest income	115,735	131,811	111,218

Noninterest expense:
Salaries and employee benefits	134,195	125,697	123,795
Occupancy and equipment	24,915	28,550	22,147
Technology and communications	20,098	19,456	20,303
Professional services	4,736	4,392	3,921
Marketing and advertising	10,679	8,362	7,154
Amortization of core deposit and other intangibles	8,824	10,433	11,802
Other	24,963	25,576	22,729

Total noninterest expense	228,410	222,466	211,851

Income before income taxes	133,402	125,023	139,392

Income taxes	44,964	40,938	47,533

Net income	88,438	84,085	91,859
Preferred stock dividend	1,022	—	—
Accretion of preferred stock discount	162	—	—

Net income available to common stockholders	$87,254	84,085	91,859

Earnings per common share:
Basic	$0.81	0.82	0.86
Diluted	0.81	0.81	0.85

Weighted average common shares outstanding:
Basic	107,531	102,838	107,068
Diluted	108,174	103,472	108,027

Dividends per common share	$0.56	0.54	0.46
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(in thousands)

	Years ended December 31,
	2008	2007	2006

Net income	$88,438	84,085	91,859

Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(12,692)	10,884	4,086
Reclassification adjustment for realized losses (gains) included in net income	—	3,242	(152)

	(12,692)	14,126	3,934

Net unrealized losses on interest rate swaps, net of income taxes	(1,360)	—	—

Pension and post-retirement actuarial (loss) gain, net of income taxes	(12,773)	3,147	(38)

Total other comprehensive (loss) income	(26,825)	17,273	3,896

Total comprehensive income	$61,613	101,358	95,755

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

					Accumulated	Common	Unearned
			Additional		other	stock	compensation-
	Preferred	Common	paid-in	Retained	comprehensive	held by	restricted	Treasury
	stock	stock	capital	earnings	loss	ESOP	stock awards	stock	Total

Balances at January 1, 2006	$—	1,200	1,237,592	285,202	(18,330)	(28,150)	(3,908)	(99,183)	1,374,423

Net income	—	—	—	91,859	—	—	—	—	91,859
Total other comprehensive income, net	—	—	—	—	3,896	—	—	—	3,896
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(5,443)	—	—	—	(5,443)
Tax benefit of stock issuance costs	—	—	523	—	—	—	—	—	523
Adoption of SFAS No. 123(R)	—	—	(3,908)	—	—	—	3,908	—	—
Purchase of treasury stock (2,878,600 shares)	—	—	—	—	—	—	—	(40,073)	(40,073)
ESOP shares released (195,705 shares)	—	—	1,111	—	—	1,334	—	—	2,445
Stock-based compensation expense	—	—	3,766	—	—	—	—	—	3,766
Net tax benefits related to stock-based compensation	—	—	1,701	—	—	—	—	—	1,701
Exercise of stock options and restricted stock activity (833,246 shares)	—	—	(2,969)	(4,882)	—	—	—	11,385	3,534
Common stock dividends of $0.46 per share	—	—	—	(49,434)	—	—	—	—	(49,434)

Balances at December 31, 2006	$—	1,200	1,237,816	322,745	(19,877)	(26,816)	—	(127,871)	1,387,197

Net income	—	—	—	84,085	—	—	—	—	84,085
Total other comprehensive income, net	—	—	—	—	17,273	—	—	—	17,273
Purchase of treasury stock (6,964,565 shares)	—	—	—	—	—	—	—	(95,690)	(95,690)
ESOP shares released (221,291 shares)	—	—	1,544	—	—	1,466	—	—	3,010
Stock-based compensation expense	—	—	6,288	—	—	—	—	—	6,288
Net tax benefits related to stock-based compensation	—	—	2,241	—	—	—	—	—	2,241
Exercise of stock options and restricted stock activity (1,016,144 shares)	—	—	(3,123)	(6,275)	—	—	—	14,072	4,674
Common stock dividends of $0.54 per share	—	—	—	(55,899)	—	—	—	—	(55,899)

Balances at December 31, 2007	$—	1,200	1,244,766	344,656	(2,604)	(25,350)	—	(209,489)	1,353,179

Adoption of SFAS No. 158 measurement provision, net of tax	—	—	—	(117)	—	—	—	—	(117)

Balances at January 1, 2008	—	1,200	1,244,766	344,539	(2,604)	(25,350)	—	(209,489)	1,353,062
Net income	—	—	—	88,438	—	—	—	—	88,438
Total other comprehensive loss, net	—	—	—	—	(26,825)	—	—	—	(26,825)
Purchase of treasury stock (625,000 shares)	—	—	—	—	—	—	—	(6,795)	(6,795)
Common stock issued for the acquisition of Great Lakes Bancorp, Inc. (5,374,525 shares)	—	54	73,728	—	—	—	—	—	73,782
Proceeds from follow-on stock offering, net of related expenses (8,515,419 shares)	—	—	(6,979)	—	—	—	—	115,817	108,838
Preferred stock issued, net of related expenses (184,011 shares)	175,697	—	(82)	—	—	—	—	—	175,615
Accretion of preferred stock discount	—	—	—	(162)	—	—	—	—	(162)
Warrant issued (1,906,191 shares)	—	—	8,476	—	—	—	—	—	8,476
ESOP shares released (229,297 shares)	—	—	1,683	—	—	1,507	—	—	3,190
Stock-based compensation expense	—	—	5,633	—	—	—	—	—	5,633
Net tax benefits related to stock-based compensation	—	—	714	—	—	—	—	—	714
Exercise of stock options and restricted stock activity (526,506 shares)	—	—	(1,780)	(2,051)	—	—	—	7,199	3,368
Cumulative dividends on preferred stock	1,022	—	—	(1,022)	—	—	—	—	—
Common stock dividends of $0.56 per share	—	—	—	(60,071)	—	—	—	—	(60,071)

Balances at December 31, 2008	$176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	—	(93,268)	1,727,263

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$88,438	84,085	91,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	6,566	5,695	2,176
Provision for credit losses	22,500	8,500	6,456
Depreciation of premises and equipment	10,637	11,763	12,299
Asset writedowns	1,590	4,805	—
Amortization of core deposit and other intangibles	8,824	10,433	11,802
Origination of loans held for sale	(100,072)	(91,399)	(66,366)
Proceeds from sales of loans held for sale	101,821	91,606	66,804
Gain on sales of loans	(169)	(390)	(2,665)
Loss (gain) on sale of securities available for sale	—	5,395	(254)
Gain on sale of branches	—	(21,564)	—
ESOP and stock based compensation expense	8,823	9,281	6,108
Deferred income tax expense (benefit)	2,911	(3,895)	8,431
Income from bank owned life insurance	(5,489)	(4,311)	(3,162)
Net decrease (increase) in other assets	6,972	(844)	(2,551)
Net decrease in other liabilities	(15,532)	(6,493)	(12,308)

Net cash provided by operating activities	137,820	102,667	118,629

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	194,481	30,720
Proceeds from maturities of securities available for sale	431,035	274,272	395,018
Principal payments received on securities available for sale	197,284	153,457	198,853
Purchases of securities available for sale	(797,290)	(594,923)	(75,379)
Loan originations in excess of principal payments	(214,148)	(271,011)	(406,282)
Purchase of bank-owned life insurance	—	—	(25,000)
Proceeds from sale of manufactured housing loans	—	—	27,667
Acquisitions, net of cash and cash equivalents	(83,744)	(10,806)	—
Net cash distributed for branch sales	—	(93,143)	—
Other, net	(13,308)	(26,988)	(20,154)

Net cash (used in) provided by investing activities	(480,171)	(374,661)	125,443

Cash flows from financing activities:
Net (decrease) increase in deposits	(198,871)	(6,211)	230,324
Repayments of short-term borrowings, net	(18,180)	(28,893)	(352,771)
Proceeds from long-term borrowings	363,500	406,100	84,125
Repayments of long-term borrowings	(34,868)	(27,225)	(74,286)
Proceeds from exercise of stock options	3,715	4,910	3,866
Excess tax benefit from stock based compensation	714	2,241	1,701
Issuance of preferred stock, net	175,453	—	—
Issuance of common stock in follow-on stock offering, net	108,838	—	—
Issuance of common stock warrant	8,476	—	—
Purchase of treasury stock	(6,795)	(95,690)	(40,073)
Dividends paid on common stock	(60,071)	(55,899)	(49,434)

Net cash provided by (used in) financing activities	341,911	199,333	(196,548)

Net (decrease) increase in cash and cash equivalents	(440)	(72,661)	47,524

Cash and cash equivalents at beginning of year	114,991	187,652	140,128

Cash and cash equivalents at end of year	$114,551	114,991	187,652

Cash paid during the year for:
Income taxes	$45,965	37,204	40,399
Interest expense	172,856	196,493	170,644

Noncash activity:
Loans transferred to other real estate owned	$4,232	430	3,480
Loans transferred to held for sale	—	—	26,395
Loans securitized	—	164,284	—
Change in funded status of benefit plans	(21,337)	6,811	6,518

Acquisitions and dispositions of noncash assets and liabilities:
Assets acquired, net of dispositions	$908,466	11,370	—
Liabilities assumed, net of dispositions	750,943	563	—
Assets sold in branch sales	—	38,638	—
Liabilities sold in branch sales	—	154,541	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended December 31, 2008, 2007, and 2006
(Amounts in thousands, except as noted and per share amounts)
Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiary bank provide financial services to individuals and businesses in Upstate New York. We provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, residential and commercial lending, leasing, cash management, insurance and wealth management products, as well as employee benefits consulting services.
The Company owns all of the capital stock of First Niagara Bank (the “Bank”), a federally chartered savings bank. First Niagara Commercial Bank, a wholly-owned subsidiary of the Bank, is a New York State chartered commercial bank whose primary purpose is to accept municipal deposits, which under New York State law cannot be accepted by federally chartered savings banks.
Our accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications were made to our 2007 and 2006 financial statements to conform to the current year presentation. The following is a description of our significant accounting policies:
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of the Company and its subsidiaries. We have eliminated all significant intercompany balances in consolidation.
Cash and Cash Equivalents
For purposes of our Consolidated Statement of Cash Flows, cash and cash equivalents include cash and due from banks, restricted cash, federal funds sold, and money market investments which have a term of less than three months at the time of purchase.
Restricted Cash
Our restricted cash is comprised of funds held in escrow pending the final settlement of a lawsuit acquired in our acquisition of Great Lakes Bancorp, Inc. and funds pledged as collateral for a mortgage servicing agreement with the Federal National Mortgage Association.
Investment Securities
Our investment securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported as a component of other comprehensive income.
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
Loans and Leases
Our loans are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to income over the expected life of the loan using the interest method. We discontinue accrual of interest on loans after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans and subsequently recognize interest income only to the extent that we receive payments. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. We generally return a loan to accrual status when principal and interest payments are current, we are reasonably assured of full collectibility of principal and interest, and a consistent repayment record, generally six months, has been demonstrated. We charge loans off against our allowance for credit losses when it becomes evident that we will not fully collect the balance of the loan.
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

We enter into direct financing equipment lease transactions with certain commercial customers. At the beginning of the lease, we record the transaction based on the estimate of the present value of future rentals and the lease residual value. We capitalize unearned interest income, sales commissions, and other direct costs that we incur and amortize them to interest income over the lease term utilizing the interest method.
A determination is made at origination whether a loan will be held in our portfolio or is intended for sale in the secondary market. Our accounting policy is to record loans held for sale at the lower of the aggregate cost or fair value based upon observable market prices or prices that we obtain from a third party. We recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We generally include gains and losses on sales of our loans held for sale in Lending and Leasing Income when the applicable sale criteria are met.
Loans securitized and held in our available for sale securities portfolio are recorded at historical cost (less the amount capitalized as mortgage servicing rights), with no gain or loss recognized. For residential mortgage loans we have securitized or sold in the secondary market, we capitalize the mortgage servicing rights (MSRs) based on an estimate of the net servicing revenues which we amortize over their expected lives. We assess our MSRs on a quarterly basis for impairment based on their current fair value. If any impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance and a charge to earnings.
Allowance for Credit Losses
We establish our allowance for credit losses through charges to our provision for credit losses. We evaluate our allowance based on a continuing review of our loan portfolio. We review larger balance nonaccruing, impaired, and delinquent loans individually and we consider the value of any underlying collateral or estimated future cash flows in determining estimates of losses and inherent risks associated with those loans. We estimate losses in smaller balance, homogeneous loans based on our historical experience, industry trends and current trends in the real estate market and the current economic environment in our market areas. The adequacy of our allowance for credit losses is based on our evaluation of various conditions including the following: changes in the composition of and growth in our loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in our lending areas; credit quality trends, including trends in our nonaccruing loans; our historical loan charge-off experience; and the results of bank regulatory examinations.
Premises and Equipment
Our premises and equipment are carried at cost, net of accumulated depreciation and amortization. We compute depreciation on the straight-line method over the estimated useful lives of the assets. We amortize our leasehold improvements on the straight-line method over the lesser of the life of the improvements or the lease term. We generally depreciate buildings over a period of 20 to 39 years, furniture and equipment over a period of 3 to 10 years, and capital leases over the lesser of the useful life or the respective lease term.
Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. We amortize our acquired intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill and any acquired intangible assets with an indefinite useful economic life, but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.
We measure the fair value of our banking unit annually as of November 1st utilizing the market comparable approach as the primary indicator of fair value and the income approach to corroborate these values. The fair value of our financial services unit is measured annually as of November 1st utilizing the average of the income approach, the market approach for similar companies, and the market approach for comparable acquisitions. We select comparable companies and transactions from a peer group that most closely resemble companies and transactions with similar operations, asset size, market capitalization, market characteristics, and geographic locations. We utilize certain assumptions, such as control premiums, price to earnings multiples, and dividend yields that were the median or mean of these comparable companies and transactions. In addition, we reconcile our market capitalization to the estimated consolidated fair value of the reporting units utilizing the median control premium of comparable transactions. We perform a review of the period subsequent to the measurement date to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.

Interest Rate Swaps
We use interest rate swaps to manage our interest rate risk. Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that those derivative instruments qualifying as a hedge to be recorded on our consolidated statements of condition as either an asset or liability at fair value, with any changes in fair value recognized in either other comprehensive income or earnings depending on the designation as either a cash flow or fair value hedge instrument, respectively. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship in accordance with SFAS 133 and our risk management policy, both at inception of the hedge and on an ongoing basis. If the derivative instrument does not qualify as a hedge, gains or losses reflecting changes in fair value are reported in earnings.
Employee Benefits
Contributions due under our defined contribution plans are accrued as earned by employees. We also maintain a noncontributory, qualified, defined benefit pension plan for certain employees who meet age and service requirements. We provide post-retirement benefits, principally health care and group life insurance, to employees who meet certain age and service requirement. We have frozen all benefit participation in our pension and post-retirement plans. Pension plans that we acquired in connection with our previous whole-bank acquisitions were frozen prior to or shortly after the completion of the transactions. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation. Our policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974 (“ERISA”). The cost of our pension plan is based on actuarial computations of current and future benefits for employees, and is charged to current operating expenses.
We account for our pension and post-retirement plans in accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize in our financial statements an asset for the respective plans’ overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
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
Earnings per Share
Our basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders, which reflects the preferred stock dividend and discount accretion, by the weighted average number of our common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying Consolidated Statements of Condition, since these assets are not our assets. We recognize fee income on the accrual method based on the fair value of assets administered.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with GAAP. The estimates and assumptions that we deem to be critical involve our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill, and income taxes. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined with declines in consumer spending to increase the uncertainty inherent in our estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
New Accounting Standards
In 2008, we adopted the measurement provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires our plans’ assets and obligations that determine its future funded status to be measured as of the end of our fiscal year. As a result of our change in measurement date, we recorded an adjustment, net of taxes, to our January 1, 2008 retained earnings of $117 thousand.
In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using quoted prices in active markets for identical assets and liabilities, significant other observable inputs, and significant unobservable inputs.
This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this standard on January 1, 2008. The adoption did not have a significant impact on our Consolidated Financial Statements.
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
In October 2008, the FASB released Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and to provide an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. We adopted this guidance effective with our interim financial statements as of September 30, 2008. The implementation of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This position retains fair value as the measurement attribute for beneficial interests but we are not permitted to use the market participation assumptions regarding future cash flows to assess other than temporary impairment. The FSP requires the reporting entity to update its interest income recognition, if, based on its own estimate, it is probable that there is a favorable change in the estimated cash flows resulting in other than temporary impairment. The FSP is to be applied prospectively for fiscal years, and interim periods within those fiscal years ending on or after December 15, 2008. The implementation of this guidance did not have a material impact on our Consolidated Financial Statements.

Note 2. Acquisition
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
The results of Great Lakes’ operations are included in our 2008 Consolidated Statement of Income from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Securities available for sale	$211,752
Loans, net	546,927
Deferred taxes	67,057
Goodwill	41,769
Core deposits and other intangibles	879
Other assets	33,256

Total assets acquired	901,640

Deposits	593,252
Borrowings	137,718
Other liabilities	19,973

Total liabilities assumed	750,943

Net assets acquired	$150,697

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
The fair value of available for sale securities acquired from Great Lakes was obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other factors.
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
The fair value for savings and transaction deposit accounts acquired from Great Lakes was assumed to approximate the carrying value as of the acquisition date due to the variable-rate nature of these products. Certificate of deposit accounts were valued comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into monthly pools. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity.
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

Note 3. Fair Value Measurements
As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with FSP 157-2, “Effective Date of FASB Statement No. 157,” we have delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.
The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following fair value hierarchy:
Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.
Level 2 Inputs — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs — Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices of identical assets or liabilities, where available. If such quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to ensure that financial instruments are record at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at December 31, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities Available for Sale
The fair value of certain of our available for sale securities was estimated using Level 2 inputs. We obtain fair value measurements from a third party. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors. At December 31, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $1.6 billion.
Due to the lack of observable market data, we classify our collateralized debt obligations (“CDO”) in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, and contractual payments. During 2008, we transferred CDOs with a carrying value and estimated fair value of $1.3 million into Level 3 and recorded a $700 thousand impairment loss at December 31, 2008, adjusting the carrying value and fair value to $564 thousand at December 31, 2008.

Interest Rate Swaps
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
We obtain fair value measurements of our interest rate swaps from a third party. The fair value measurements are determined using the market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk. The impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees are also considered in the fair value measurement. At December 31, 2008, our interest rate swaps had a negative carrying value and estimated fair value, using Level 2 inputs, of $2.5 million.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the year, we recorded an $11.0 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $10.6 million.

Note 4. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our securities available for sale at December 31, 2008 and 2007 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2008:	cost	gains	losses	value

Debt securities:
States and political subdivisions	$295,639	4,160	(52)	299,747
U.S. Government agencies	29,968	50	(20)	29,998
Corporate	5,028	1	(1,589)	3,440

Total debt securities	330,635	4,211	(1,661)	333,185

Mortgage-backed securities:
Federal National Mortgage Association	146,646	2,916	(300)	149,262
Federal Home Loan Mortgage Corporation	182,929	5,921	(12)	188,838
Government National Mortgage Association	11,711	64	(399)	11,376

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	446,086	4,074	(69)	450,091
Federal National Mortgage Association	179,657	1,398	(1,194)	179,861
Government National Mortgage Association	24,257	87	(404)	23,940
Non-Agency issued	263,432	106	(34,523)	229,015

Total collateralized mortgage obligations	913,432	5,665	(36,190)	882,907

Total mortgage-backed securities	1,254,718	14,566	(36,901)	1,232,383

Asset-backed securities	3,499	—	(122)	3,377
Other	5,307	8	(1,159)	4,156

Total securities available for sale	$1,594,159	18,785	(39,843)	1,573,101

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2007:	cost	gains	losses	value

Debt securities:
States and political subdivisions	$359,153	2,339	(132)	361,360
U.S. Government agencies	28,817	59	(37)	28,839
Corporate	3,788	2	(7)	3,783

Total debt securities	391,758	2,400	(176)	393,982

Mortgage-backed securities:
Federal National Mortgage Association	106,297	256	(390)	106,163
Federal Home Loan Mortgage Corporation	230,427	1,012	(987)	230,452
Government National Mortgage Association	3,408	93	(10)	3,491

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	255,334	601	(1,246)	254,689
Federal National Mortgage Association	54,441	249	(298)	54,392
Non-Agency issued	169,872	415	(1,860)	168,427

Total collateralized mortgage obligations	479,647	1,265	(3,404)	477,508

Total mortgage-backed securities	819,779	2,626	(4,791)	817,614

Asset-backed securities	360	—	(1)	359
Other	5,307	8	(106)	5,209

Total securities available for sale	$1,217,204	5,034	(5,074)	1,217,164

The table below details certain information regarding our securities available for sale that were in an unrealized loss position at December 31, 2008 and 2007 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2008:	value	losses	value	losses	value	losses

Debt securities:
States and political subdivisions	$6,116	48	379	4	6,495	52
U.S. Government agencies	1,971	20	—	—	1,971	20
Corporate	1,689	1,589	—	—	1,689	1,589

Total debt securities	9,776	1,657	379	4	10,155	1,661

Mortgage-backed securities:
Federal National Mortgage Association	31,438	258	2,282	42	33,720	300
Federal Home Loan Mortgage Corporation	111	1	976	11	1,087	12
Government National Mortgage Association	9,550	395	121	4	9,671	399

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	23,318	29	3,863	40	27,181	69
Federal National Mortgage Association	44,695	1,192	702	2	45,397	1,194
Government National Mortgage Association	13,193	404	—	—	13,193	404
Non-Agency issued	201,193	33,433	24,954	1,090	226,147	34,523

Total collateralized mortgage obligations	282,399	35,058	29,519	1,132	311,918	36,190

Total mortgage-backed securities	323,498	35,712	32,898	1,189	356,396	36,901

Asset-backed securities	3,149	79	228	43	3,377	122
Other	351	3	3,297	1,156	3,648	1,159

Total securities available for sale in an unrealized loss position	$336,774	37,451	36,802	2,392	373,576	39,843

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2007:	value	losses	value	losses	value	losses

Debt securities:
States and political subdivisions	$3,275	16	48,603	116	51,878	132
U.S. Government agencies	—	—	18,742	37	18,742	37
Corporate	250	—	2,046	7	2,296	7

Total debt securities	3,525	16	69,391	160	72,916	176

Mortgage-backed securities:
Federal National Mortgage Association	7,612	9	42,956	381	50,568	390
Federal Home Loan Mortgage Corporation	92,759	450	36,816	537	129,575	987
Government National Mortgage Association	54	—	1,113	10	1,167	10

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	24,256	74	150,792	1,172	175,048	1,246
Federal National Mortgage Association	1	—	35,385	298	35,386	298
Non-Agency issued	23,045	168	85,892	1,692	108,937	1,860

Total collateralized mortgage obligations	47,302	242	272,069	3,162	319,371	3,404

Total mortgage-backed securities	147,727	701	352,954	4,090	500,681	4,791

Asset-backed securities	359	1	—	—	359	1
Other	—	—	4,701	106	4,701	106

Total securities available for sale in an unrealized loss position	$151,611	718	427,046	4,356	578,657	5,074

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of our mortgage-backed securities. FNMA and FHLMC are government sponsored enterprises that were placed under the conservatorship of the U.S. government on September 7, 2008. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At December 31, 2008, of the 74 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, 22 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at December 31, 2008 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery in their fair value.
Non-Agency Collateralized Mortgage Obligations
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement, and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed regularly by management. When the level of credit loss coverage for an individual security deteriorates below a specified level, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. We review the resulting cash flows to determine whether we will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period. At December 31, 2008, of the 49 non-agency collateralized mortgage obligations in an unrealized loss position, five were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at December 31, 2008 and 2007 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of underlying collateral, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery in their fair value. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.
Municipal and Corporate Debt Securities and Other
We have assessed the remaining securities in our available for sale portfolio that were in an unrealized loss position at December 31, 2008 and 2007 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of the underlying collateral, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery in their fair value. At December 31, 2008, of the 62 corporate debt and other securities in a continuous unrealized loss position, 11 were in a continuous unrealized loss position for 12 months or more. During 2008, we recorded a $700 thousand impairment loss, which is included in other noninterest income, on a collateralized debt obligation that we deemed to be other than temporarily impaired.
Realized gains and losses on sales and calls of our securities available for sale are included in other noninterest income and are summarized as follows for the years ended December 31:

	2008	2007	2006

Gross realized gains	$—	215	810
Gross realized losses	—	(5,610)	(556)

Net realized (losses) gains	$—	(5,395)	254

Scheduled contractual maturities of our available for sale securities at December 31, 2008 are as follows:

	Amortized	Fair
	cost	value

Debt securities:
Within one year	$203,541	204,915
After one year through five years	107,339	109,794
After five years through ten years	15,105	14,991
After ten years	4,650	3,485

Total debt securities	330,635	333,185

Asset-backed securities	3,499	3,377
Mortgage-backed securities	1,254,718	1,232,383
Other	5,307	4,156

	$1,594,159	1,573,101

While the contractual maturities of our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.
At December 31, 2008 and 2007, $1.2 billion and $989.2 million, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements and certain deposits. At December 31, 2008, our investment portfolio included securities issued by the FHLMC with a fair value of $638.9 million and FNMA with a fair value of $329.1 million. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Note 5. Loans and Leases
Our loans and leases receivable, including loans held for sale, at December 31, 2008 and 2007 consist of the following:

	2008	2007

Commercial:
Real estate	$2,211,402	1,902,334
Construction	340,564	292,675
Business	940,304	730,029

Total commercial	3,492,270	2,925,038

Residential real estate	1,990,784	1,955,690
Home equity	624,495	503,779
Other consumer	143,989	127,169
Specialized lending	178,916	183,747

Total loans and leases	6,430,454	5,695,423

Net deferred costs and unearned discounts	33,321	29,529
Allowance for credit losses	(77,793)	(70,247)

Total loans and leases, net	$6,385,982	5,654,705

The table below details additional information on our loans as of December 31:

	2008	2007	2006

Nonaccrual loans	$46,417	28,054	15,528
Interest income that would have been recorded if loans had been performing in accordance with original terms	847	654	124
Balance of impaired loans	42,512	22,092	11,039
Allowance relating to impaired loans included in allowance for credit losses	3,768	4,399	1,728
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	6,856	6,052	4,076
We had no loans past due 90 days or more that were still accruing interest at December 31, 2008 and 2007.

Information about our residential mortgage loans is as follows:

	2008	2007	2006

Loans classified as held for sale included in residential mortgage loans	$1,698	3,278	3,091
Loans sold during the year	101,652	91,216	67,093
Gains on sale of loans	735	716	197
Mortgages serviced for others	568,767	553,631	393,831
Mortgage servicing asset recorded for loans serviced for others	4,295	4,312	2,491
Total credit facilities extended to certain of our officers and directors and affiliates amounted to $4.1 million and $3.2 million at December 31, 2008 and 2007, respectively. The balances due from these insiders under these facilities amounted to $2.6 million and $1.8 million at December 31, 2008 and 2007, respectively. During 2008, new loans to these officers and directors amounted to $1.4 million and principal repayments amounted to $875 thousand.
Changes in our allowance for credit losses for the years ended December 31, are summarized as follows:

	2008	2007	2006

Balance at beginning of year	$70,247	71,913	72,340
Acquired at acquisition date	2,890	—	—
Provision for credit losses	22,500	8,500	6,456
Charge-offs	(20,122)	(11,901)	(9,902)
Recoveries	2,278	1,817	3,019
Balance transferred(1)	—	(82)	—

Balance at end of year	$77,793	70,247	71,913

(1)	Amount of allowance for credit losses associated with mortgage loans securitized during September 2007.
Note 6. Premises and Equipment
A summary of our premises and equipment at December 31, 2008 and 2007 follows:

	2008	2007

Land	$10,869	9,920
Buildings and leasehold improvements(1)	81,809	78,571
Furniture and equipment	65,622	55,098

	158,300	143,589
Accumulated depreciation	(62,322)	(54,902)

Premises and equipment, net	$95,978	88,687

(1)	Included in buildings and leasehold improvements are assets for properties classified as “held-for-sale,” which had a carrying value of $3.6 million and $5.1 million at December 31, 2008 and December 31, 2007, respectively.
Our rent expense was $6.3 million, $6.4 million, and $5.7 million for 2008, 2007, and 2006, respectively.
Note 7. Goodwill and Other Intangible Assets
The following table shows information regarding our goodwill for 2008 and 2007:

		Financial	Consolidated
	Banking	services	total

Balances at January 1, 2007	$659,186	38,395	697,581

Acquired (Gernold Agency)	—	4,449	4,449
Contingent earn-out	—	5,000	5,000
Tax adjustment (FIN 48)	(106)	—	(106)

Balances at December 31, 2007	659,080	47,844	706,924

Acquired (Great Lakes)	41,769	—	41,769
Contingent earn-out	—	352	352
Tax adjustment (FIN 48)	(74)	—	(74)

Balances at December 31, 2008	$700,775	48,196	748,971

We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2008 and 2007.

The following table provides information regarding our amortizing intangible assets at December 31, 2008 and 2007:

	2008	2007

Customer lists	$33,923	33,547
Accumulated amortization	(21,190)	(17,464)

Net carrying amount	12,733	16,083

Core deposit intangible	54,540	53,661
Accumulated amortization	(31,695)	(26,597)

Net carrying amount	22,845	27,064

Total amortizing intangible assets, net	$35,578	43,147

Our estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $7.3 million in 2009, $6.2 million in 2010, $4.8 million in 2011, $4.5 million in 2012, and $4.1 million in 2013.
Note 8. Securitization and Mortgage Servicing Rights
In 2007, we securitized approximately $164.3 million of residential real estate loans. The transaction did not result in any realized gain or loss; fair value adjustments on the securitization were recorded in other comprehensive income. At December 31, 2008 and 2007, we held the FNMA guaranteed mortgage-backed securities, that we received as consideration in the transaction, in our available for sale securities portfolio. We have no recourse obligation for future credit losses on these securitized loans.
We have retained the servicing rights associated with the securitized loans, which resulted in the addition of approximately $1.8 million to our capitalized mortgage servicing rights in 2007.
Changes in our Mortgage Servicing Rights (“MSRs”) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance at beginning of year	$4,312	2,491
Addition of mortgage servicing rights	566	2,166
Amortization	(583)	(345)

Balance at end of year	$4,295	4,312

We assess our MSRs for impairment based on their current fair value. If any impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance. We have not recorded any valuation allowance for the periods presented above. We amortize MSRs in proportion to the estimated net servicing revenues to be recognized over their expected lives. The balance of MSRs is included in other assets in our Consolidated Statements of Condition.
Note 9. Other Assets
A summary of other assets at December 31, 2008 and 2007 follows:

	2008	2007

FHLB stock	$62,301	52,242
Accrued interest receivable	33,255	32,691
Other receivables and prepaid assets	17,439	15,475
Net deferred tax assets (see Note 17)	97,591	15,771
Real estate and other investments	18,675	17,010
Other	20,799	28,546

	$250,060	161,735

Included in our real estate and other investments are $8.4 million and $7.8 million of limited partnership investments at December 31, 2008 and 2007, respectively, that we have determined to be variable interest entities for which we are not the primary beneficiary. These investments were made primarily to support our community reinvestment initiatives and are accounted for under the equity method. Our exposure related to these entities is limited to our recorded investment plus additional amounts committed. At December 31, 2008, we have committed to invest an additional $2.7 million in these partnerships.
Note 10. Deposits
Our deposits consist of the following at December 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		average		average
	Balance	rate	Balance	rate
Core deposits:
Savings	$788,767	0.24%	$786,759	0.35%
Interest-bearing checking	485,220	0.17	468,165	0.37
Money market deposit accounts	1,940,136	1.47	1,607,137	3.69
Noninterest-bearing	718,593	—	631,801	—

Total core deposits	3,932,716	0.79	3,493,862	1.83

Certificates maturing:
Within one year	1,710,504	2.68	1,891,427	4.37
After one year, through two years	226,485	3.33	115,851	3.97
After two years, through three years	36,498	3.60	23,187	3.75
After three years, through four years	19,706	3.64	13,921	3.94
After four years, through five years	11,257	3.46	9,134	3.92
After five years	6,447	4.06	1,602	3.90

Total certificates	2,010,897	2.79	2,055,122	4.34

Total deposits	$5,943,613	1.47%	$5,548,984	2.76%

Interest expense on our deposits is summarized as follows:

	2008	2007	2006

Certificates	$71,534	101,161	85,921
Money market deposit accounts	43,573	52,249	36,977
Savings	2,198	3,918	6,782
Interest-bearing checking	1,378	2,043	2,505

	$118,683	159,371	132,185

Certificates of deposit that we issued in amounts over $100 thousand amounted to $663.3 million, $548.8 million, and $608.7 million at December 31, 2008, 2007, and 2006, respectively. Interest expense on those certificates totaled $20.8 million, $29.4 million, and $24.2 million in 2008, 2007, and 2006, respectively. Included in certificates of deposit issued in amounts over $100 thousand are $196.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Financial Network. Interest rates on our certificates range from 0.75% to 6.00% at December 31, 2008.
Included in total deposits were municipal deposits totaling $684.4 million and $545.7 million at December 31, 2008 and 2007, respectively.

Note 11. Borrowings
Our outstanding borrowings at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Short-term borrowings:
FHLB advances	$443,454	259,593
Repurchase agreements	214,010	240,665
Commercial bank line of credit	60,000	—

Total short-term borrowings	717,464	500,258

Long-term borrowings:
FHLB advances	562,013	456,215
Repurchase agreements	248,408	138,508
Subordinated debentures	12,342	—

Total long-term borrowings	822,763	594,723

Total borrowings	$1,540,227	1,094,981

Our FHLB advances bear fixed interest rates ranging from 0.44% to 5.54% and had a weighted average rate of 3.63% at December 31, 2008. Our repurchase agreements bear fixed interest rates ranging from 2.78% to 6.32% and had a weighted average rate of 3.31% at December 31, 2008.
Interest expense on our borrowings is summarized as follows:

	2008	2007	2006

FHLB advances	$37,715	22,047	18,307
Repurchase agreements	13,486	16,761	18,857
Other	2,677	415	—

	$53,878	39,223	37,164

We have lines of credit with the FHLB, FRB and two commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2008, the FHLB facility totaled $1.4 billion of which $1.0 billion was utilized and secured by approximately $1.3 billion of our commercial real estate, residential mortgage, and multifamily loans. As of December 31, 2008, the lines of credit with the FRB and commercial banks totaled $163.0 million of which $60.0 million was utilized. Under our committed commercial bank line of credit agreement, we have a negative pledge against our First Niagara Bank stock and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the LIBOR rate plus 150 basis points resetting every 30, 60 or 90 days or the Prime Rate less 25 basis points. We also have an unsecured demand line of credit with a second commercial bank, with interest payable at the overnight federal funds rate.
As of December 31, 2008, we had entered into repurchase agreements with the FHLB and various broker-dealers, whereby our securities available for sale with a carrying value of $459.0 million were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2008, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us is equal to the excess of our carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.
Included in other long-term borrowings is $12.3 million of subordinated debentures related to the First Niagara Financial Group Statutory Trust I, which was acquired from Great Lakes. The debentures are redeemable prior to the maturity date of June 17, 2034, at our option on or after June 17, 2009, in whole at any time thereafter or in part from time to time thereafter. The debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture.

The aggregate maturities of our long-term borrowings at December 31, 2008 are as follows (by year of maturity):

2010	$315,359
2011	232,530
2012	168,363
2013	83,595
Thereafter	22,916

$822,763

Included in our borrowing amounts in the preceding table are $81.5 million in repurchase agreements that have call provisions that could accelerate their maturity during 2009 if interest rates were to rise significantly from current levels.
Note 12. Interest Rate Swaps
To hedge the interest rate risk on certain variable-rate long-term borrowings, we entered into two interest rate swaps during 2008, each with a notional amount of $25.0 million and a maturity date of September 2011. We designated these swaps as cash flow hedges. We entered into these swaps in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in interest rates. At December 31, 2008, the swaps had a negative carrying value and estimated fair value of $2.3 million. The unrealized loss on the swaps, net of deferred taxes, was $1.4 million and is included in total comprehensive income in the Consolidated Statements of Comprehensive Income.
We also act as an interest rate swap counterparty for certain commercial customers. In order to mitigate our exposure, we enter into corresponding and offsetting hedge positions with third parties. At December 31, 2008, the total notional amount relating to these interest rate swaps amounted to $113.3 million. The net decrease in the fair value of these swaps, which amounted to $200 thousand during 2008, is included in other noninterest income in the Consolidated Statement of Income.
Note 13. Commitments and Contingent Liabilities
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by our customer. Since we do not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit.
We also extend credit to our retail and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our expectation is that our obligation to fund the commitment amounts shown below may be substantially less than the amounts that we report. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to our customers and is limited to the total amount of these instruments.
Information pertaining to our loan commitments is as follows:

	2008	2007

Outstanding commitments to originate loans:
Fixed rate	$94,330	139,840
Variable rate	129,634	142,768

Total commitments outstanding	$223,964	282,608

Unused lines of credit	1,202,937	1,127,008
Standby letters of credit	98,120	104,837
Commitments to sell residential mortgages	30,896	6,112
To assist with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell our newly originated conventional 20 to 30 year fixed rate and FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. When we retain the servicing rights on residential mortgage loans that we sell, we recognize a mortgage servicing asset upon sale and monthly service fee income thereafter, net of servicing asset amortization.

Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2008 were $5.7 million in 2009; $4.6 million in 2010; $4.2 million in 2011; $4.0 million in 2012; $4.0 million in 2013; and a total of $26.0 million thereafter through 2041. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2008.
Note 14. Preferred Stock and Warrant
On November 21, 2008, we entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”), whereby we issued and sold to the Treasury 184 thousand shares of fixed rate cumulative preferred stock with a par value of $0.01 and a liquidation amount of $1,000 per share, for a total price of $184.0 million. In addition, the Treasury received a warrant to purchase 1.9 million shares of our common stock at an exercise price of $14.48 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values of the preferred stock and the warrant, based on their relative fair values, were $175.5 million and $8.5 million, respectively.
The preferred stock pays dividends quarterly, beginning February 2009, at a rate of 5% per year for the first five years, then increases to 9% thereafter. We may redeem the preferred stock at any time, subject to consultation with the Office of Thrift Supervision, at the liquidation amount of $1,000 per share plus any accrued and unpaid dividends. Approval from the Treasury is required to increase our common stock dividend or to repurchase shares of our common stock prior to November 21, 2011 unless we have fully redeemed the preferred stock.
The warrant has a ten year term and is immediately exercisable. However, the Treasury may only exercise or transfer one-half of the warrant prior to the earlier of the date on which we have received gross proceeds of not less than $184.0 million from qualified equity offerings or December 31, 2009. If we receive gross proceeds of not less than $184.0 million from qualified equity offerings prior to December 31, 2009, the number of shares issuable upon exercise of the warrant will be reduced by one-half. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder.
Note 15. Capital
Bank Capital
Office of Thrift Supervision (“OTS”) regulations require savings institutions such as First Niagara Bank to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. First Niagara Commercial Bank, a New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation (“FDIC”) that are substantially similar to the capital requirements imposed on First Niagara Bank. The FDIC regulations require our Commercial Bank to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our Commercial Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.
Under prompt corrective action regulations, an institution’s respective regulatory authority is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banks into five categories — well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a tier 1 (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The actual capital amounts and ratios for First Niagara Bank and First Niagara Commercial Bank at December 31, 2008 and 2007 are presented in the following table:

					To be well-capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Bank:
December 31, 2008:
Tangible capital	$717,078	8.47%	$127,037	1.50%	N/A	N/A
Tier 1 (core) capital	717,078	8.47	338,766	4.00	$423,457	5.00%
Tier 1 risk-based capital	717,078	11.48	249,908	4.00	374,862	6.00
Total risk-based capital	794,872	12.72	499,816	8.00	624,770	10.00

December 31, 2007:
Tangible capital	$552,638	7.54%	$109,957	1.50%	N/A	N/A
Tier 1 (core) capital	552,638	7.54	293,220	4.00	$366,525	5.00%
Tier 1 risk-based capital	552,638	10.10	218,878	4.00	328,317	6.00
Total risk-based capital	621,037	11.35	437,756	8.00	547,195	10.00

First Niagara Commercial Bank:
December 31, 2008:
Leverage Ratio	$39,988	6.23%	$19,256	3.00%	$32,094	5.00%
Tier 1 risk-based capital	39,988	28.42	5,629	4.00	8,443	6.00
Total risk-based capital	39,988	28.42	11,257	8.00	14,071	10.00

December 31, 2007:
Leverage Ratio	$37,633	6.19%	$18,248	3.00%	$30,413	5.00%
Tier 1 risk-based capital	37,633	28.78	5,230	4.00	7,845	6.00
Total risk-based capital	37,633	28.78	10,460	8.00	13,075	10.00
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
As of December 31, 2008, the Bank met all capital adequacy requirements to which they were subject. The most recent FDIC notification categorized the Bank as well-capitalized under the prompt corrective action regulations. We are unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of the Bank. During 2008, our parent company contributed to our Bank $92.0 million, or 50%, of the proceeds it received from the CPP.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, participation in the CPP restricts us from increasing our common stock dividend without approval from the Treasury prior to November 21, 2011 unless we have fully redeemed the preferred stock. The OTS may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. We do not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well-capitalized position.
Consolidated Capital
On October 1, 2008, we raised additional capital by issuing 8.5 million shares of common stock from treasury in a syndicated follow-on stock offering at a price of $13.50 per share. Net proceeds totaled approximately $108.8 million after deducting underwriting discounts and commissions and offering expenses of $6.2 million. In addition, on November 21, 2008 we received proceeds of $184.0 million by issuing 184 thousand shares of preferred stock to the Treasury under the CPP.

During 2008, we repurchased 625 thousand shares of our common stock at an average cost $10.87 per share. As of December 31, 2008, we are authorized to repurchase an additional 3.5 million shares, subject to the approval of the Treasury prior to November 21, 2011 unless we have fully redeemed their preferred stock.
Note 16. Stock-Based Compensation
We offer several stock based incentive plans which are described below.
Stock Option Plans
We have two stock based compensation plans under which we may grant options to our directors and key employees. The 1999 Stock Option Plan originally authorized us to issue up to 3.6 million shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes us to issue up to 8.0 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights or stock awards. During 2008, we granted both stock options and stock awards under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a 10-year term and become fully vested and exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2008, we had approximately 4.3 million shares available for grant under these plans.
Restricted Stock Plan
Our 1999 Recognition and Retention Plan (the “RRP Plan”) authorizes the issuance of up to 1.4 million shares of restricted stock to directors and key employees. The restricted stock generally vests over 3 to 5 years from the grant date. As discussed above, restricted stock may also be granted under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards. At December 31, 2008, we had nine thousand shares available for grant under this plan.
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP plan is a multi-year performance plan, with share-based incentive award opportunities if certain company performance targets are met. The LTPP Plan will be funded by shares previously approved and authorized under our existing stock based compensation plans. For the year ended December 31, 2008, we allocated approximately 114 thousand shares to the LTPP plan.
At December 31, 2008, we held approximately 6.9 million shares of our stock as treasury shares. This is more than adequate to meet the share requirements of our current stock based compensation plans. During 2008 we issued 594 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.
Our results for 2008 and 2007 include share-based compensation expense under these plans totaling $5.6 million and $6.3 million, respectively. We have recorded these amounts in salaries and employee benefits expense in our Consolidated Statement of Income.
Stock Option Grants
The following is a summary of our stock option activity for 2008:

		Weighted
	Number	average
	of	exercise
	shares	price

Outstanding at January 1, 2008	2,891	$12.06
Granted	466	11.98
Exercised	(436)	9.40
Forfeited	(76)	13.52

Outstanding at December 31, 2008	2,845	$12.41

The following is a summary of our stock options outstanding at December 31, 2008, 2007 and 2006:

		Weighted	Weighted		Weighted
		average	average		average
	Options	exercise	remaining	Options	exercise
Exercise price	outstanding	price	life (years)	exercisable	price

December 31, 2008:
$3.50 – $12.02	844	$9.65	5.8	427	$7.39
$12.17 – $12.91	996	12.85	6.1	813	12.89
$13.28 – $14.70	719	14.02	6.2	456	13.81
$14.83 – $16.21	286	15.00	6.8	245	15.03

Total	2,845	12.41	6.1	1,941	12.17

December 31, 2007:
$3.49 – $12.87	1,059	$9.18	4.3	965	$8.83
$12.91	725	12.91	7.2	402	12.91
$13.28 – $14.70	802	13.97	7.3	393	13.54
$14.83 – $16.21	305	14.99	7.6	161	15.09

Total	2,891	12.06	6.2	1,921	11.17

December 31, 2006:
$3.49 – $4.87	961	$3.95	3.2	960	$3.95
$5.33 – $12.91	1,749	12.35	7.5	877	11.81
$13.28 – $14.95	947	14.07	7.8	443	13.79
$15.00 – $16.21	80	15.46	7.1	42	15.56

Total	3,737	10.69	6.4	2,322	9.00

			Weighted
		Aggregate	average
		intrinsic	remaining
December 31, 2008	Total shares	value(1)	contractual term

Options outstanding	2,845	$10,690	6.1
Options currently exercisable	1,941	7,774	5.1

(1)	Intrinsic value is the difference between the fair market value of our stock at December 31, 2008 and the weighted average exercise price of the stock award.
The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $2.4 million, $6.6 million, and $5.6 million, respectively. As of December 31, 2008, we have $2.9 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.6 years.
To estimate the fair value of our stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted-average assumptions that we utilized to compute the fair value of the options:

	2008	2007	2006

Options granted	466	372	319
Grant date weighted average fair value per share	$1.83	$3.31	$3.64
Grant date weighted average share price	$11.98	$14.50	$14.79
Dividend yield	4.68%	3.59%	3.23%
Risk-free interest rate	3.13%	4.71%	4.76%
Expected volatility factor	24.72%	26.68%	27.80%
Expected life (in years)	5.7	6.2	6.0
In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2008 we have $2.6 million of unrecognized compensation cost related to unvested awards that we granted under the RRP Plan. We expect this cost to be recognized over a weighted average period of 1.3 years.

The following is a summary of our restricted stock activity for 2008:

		Weighted
	Number	average
	of	grant date
	shares	fair value

Unvested at January 1, 2008	528	$14.42
Awarded	118	12.17
Vested	(126)	13.95
Forfeited	(24)	14.43

Unvested at December 31, 2008	496	$14.13

The fair value of RRP awards that vested during 2008, 2007, and 2006 was $1.8 million, $1.5 million, and $2.0 million, respectively.
Note 17. Income Taxes
Our total income taxes for the years ended December 31, were allocated as follows:

	2008	2007	2006

Income tax expense	$44,964	40,938	47,533
Stockholders’ equity	(18,312)	9,246	(2,728)
The components of our income tax expense are as follows:

	2008	2007	2006

Current:
Federal	$37,412	41,222	35,855
State	4,641	3,611	3,247

	42,053	44,833	39,102

Deferred taxes (benefit):
Federal	3,022	(3,392)	7,896
State	(111)	(503)	535

	2,911	(3,895)	8,431

Total income taxes	$44,964	40,938	47,533

Our effective tax rate for 2008, 2007, and 2006 was 33.7%, 32.7%, and 34.1%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows:

	2008	2007	2006

Expected tax expense	$46,691	43,758	48,787
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	2,923	1,529	2,632
Bank owned life insurance income	(1,907)	(1,697)	(1,107)
Municipal interest	(4,087)	(3,528)	(3,232)
Nondeductible ESOP expense	531	436	426
Amortization of nondeductible intangibles	186	186	186
Other	627	254	(159)

Income taxes	$44,964	40,938	47,533

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets:
Financial statement allowance for credit losses	$29,742	26,797
SOP 03-3 adjustment	755	185
Premises and equipment	5,862	3,115
Deferred compensation	4,233	4,212
Stock-based compensation	3,993	2,882
Pension benefits	3,190	—
Post-retirement benefit obligation	3,478	3,721
Other accrued expenses not currently deductible	2,432	844
Unrealized loss on securities available for sale	8,342	16
Net operating loss carryforwards acquired	55,241	—
Tax credit carryforwards acquired	3,170	—
Other	2,026	740

Total gross deferred tax assets	122,464	42,512
Valuation allowance	—	—

Net deferred tax assets	122,464	42,512

Deferred tax liabilities:
Tax return allowance for credit losses, in excess of base year amount	(1,557)	(2,128)
Net purchase premium on acquired companies	(1,533)	(3,235)
Acquired intangibles	(11,423)	(14,538)
Securitizations	(8,948)	—
Pension benefits	—	(5,522)
Other	(1,412)	(1,318)

Total gross deferred tax liabilities	(24,873)	(26,741)

Net deferred tax asset	$97,591	15,771

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2008.
We may carry net operating losses back to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2008, we had net operating loss carryforwards of $156.9 million for federal income tax purposes and $7.2 million for New York State income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through the Great Lakes acquisition.
We have federal alternative minimum tax credits of approximately $3.2 million that have an unlimited carryforward period.
Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2008, our Federal pre-1988 reserve, for which we have made no Federal income tax provision, was approximately $42.0 million.
We account for unrecognized tax benefits in accordance with the provisions of FIN 48. A reconciliation of our unrecognized tax benefits for the year ended December 31, 2008 is as follows:

Balance at beginning of year	$2,435
Additions based on tax positions related to the current year	482
Additions for tax positions of prior years	67
Unrecognized tax benefits acquired in a business combination	6,906
Settlements	(439)

Balance at end of year	$9,451

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. During the year ended December 31, 2008, we accrued approximately $278 thousand of penalties and interest, and we recognized a benefit of approximately $50 thousand of penalties and interest upon settlements. We had approximately $1.0 million accrued for penalties and interest at each of December 31, 2008, and 2007.
We are subject to routine audits of our tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2004. The Internal Revenue Service completed an examination of our federal income tax returns for 2005 and 2006 during 2008. The adjustments as a result of this examination did not result in a material change to our financial position. However, we made payments totaling $421 thousand upon settlement of this examination. The New York State Department of Taxation and Finance commenced an examination of our New York State income tax returns for 2004 through 2006 during the second quarter of 2008, which is expected to be completed by the end of 2009. We do not anticipate a material change to our financial position due to the settlement of this audit.
Note 18. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006

Net income available to common stockholders	$87,254	84,085	91,859

Basic and diluted weighted average shares outstanding:
Total shares issued	124,758	120,045	120,045
Unallocated ESOP shares	(3,228)	(3,486)	(3,682)
Unvested restricted stock awards	(552)	(554)	(360)
Treasury shares	(13,447)	(13,167)	(8,935)

Total basic weighted average shares outstanding	107,531	102,838	107,068

Incremental shares from assumed exercise of stock options	381	490	854
Incremental shares from assumed vesting of restricted stock awards	262	144	105

Total diluted weighted average shares outstanding	108,174	103,472	108,027

Basic earnings per share	$0.81	0.82	0.86

Diluted earnings per share	$0.81	0.81	0.85

Anti-dilutive warrants, stock options, and restricted stock awards excluded from the diluted weighted average common share calculations	751	897	1,346

Note 19. Benefit Plans
We account for our pension and postretirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
In 2008, we adopted the measurement provision of SFAS No. 158 which requires our plans’ assets and obligations that determine its future funded status to be measured as of the end of our fiscal year. As a result of our change in measurement date, we recorded an adjustment to our January 1, 2008 retained earnings, net of tax, of $117 thousand.
Pension Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2008, we have met all minimum ERISA funding requirements.
We also have an unfunded senior executive retirement plan (“SERP”) for which we have recorded an accumulated other comprehensive loss of $487 thousand at December 31, 2008, and $499 thousand at December 31, 2007. We had assumed this plan in connection with a previous acquisition, therefore no employees are eligible to commence participation in the SERP. The projected benefit obligation and accumulated benefit obligation for the SERP was $1.5 million and $1.6 million, respectively, at December 31, 2008 and 2007.

Information regarding our pension plans at December 31, 2008 and 2007 is as follows:

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$64,114	68,170
Interest cost	4,869	3,818
Actuarial loss (gain)	6,266	(3,643)
Benefits paid	(4,794)	(4,231)

Projected benefit obligation at end of year	70,455	64,114

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	76,499	72,723
Employer contributions	155	556
Actual return on plan assets	(11,009)	7,451
Benefits paid	(4,756)	(4,231)

Fair value of plan assets at end of year	60,889	76,499

(Underfunded) overfunded status at year end	$(9,566)	12,385

Net pension cost (income) is comprised of the following for the years ended December 31:

	2008	2007	2006

Interest cost	$3,895	3,818	3,740
Expected return on plan assets	(3,739)	(4,971)	(5,643)
Amortization of unrecognized loss	12	161	577
Amortization of unrecognized prior service liability	16	16	16
Settlement charge	—	84	—

Net periodic pension cost (income)	$184	(892)	(1,310)

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2008 and 2007 are as follows:

	2008	2007

Net loss (gain)	$21,930	(6,101)
Amortization of prior service cost	(16)	(16)

Total loss (gain) recognized in other comprehensive income	21,914	(6,117)

Total recognized in net periodic pension cost (income) and other comprehensive income	$22,098	(7,009)

The principal actuarial assumptions used were as follows:

	2008	2007	2006

Projected benefit obligation:
Discount rate	6.00%	6.25%	5.75%

Net periodic pension cost (income):
Discount rate	6.25%	5.75%	5.25%
Expected long-term rate of return on plan assets	5.00%	7.00%	8.00%
The discount rate that we used in the measurement of our pension obligation is determined by modeling the pension plan expected future retirement payment cash flows to the Citigroup Pension Liability Index as of the measurement date. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, we gave appropriate consideration to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. We adjusted rates of return to reflect current capital market assumptions and changes in investment allocations. We assumed equity securities to earn a return in the range of 8.0% to 9.0% and fixed income securities to earn a return in the range of 4.5% to 5.5%. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 5.0%.

The weighted average asset allocation of our funded pension plan at December 31, the Plan’s measurement date, was as follows:

	2008	2007
Asset Category:
Equity mutual funds	55%	69%
Bond mutual funds	41%	19%
Cash	4%	12%

	100%	100%

Our target allocation for investment in equity mutual funds is 10% — 30% with a mix between large cap core and value, small cap, and international companies. Our target allocation for bond investments (which includes mutual funds, U.S. government bonds, and cash) is 70% — 90% with a mix between actively managed and intermediate bond funds. This allocation is consistent with our goal of diversifying the Plan’s assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 10% from the target. During 2008, some asset rebalancing was performed to reduce the percentage of assets held in equity mutual funds. Even in light of this, at the end of 2008 our investment composition remained outside of our prescribed targets. However, given the current market uncertainty, no further asset rebalancing was performed.
Estimated benefit payments under our pension plans over the next ten years at December 31, 2008 are as follows:

2009	$3,808
2010	3,797
2011	3,799
2012	3,837
2013	3,918
2014-2018	21,615
Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. Information regarding the post-retirement plan at December 31, 2008 and 2007 is as follows:

	2008	2007

Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$9,392	8,371
Interest cost	631	462
Actuarial (gain) loss	(731)	1,113
Benefits paid	(514)	(554)

Accumulated post-retirement benefit obligation at end of year	$8,778	9,392

Underfunded status at year end	$(8,778)	(9,392)

The components of net periodic post-retirement benefit cost for the years ended December 31, are as follows:

	2008	2007	2006

Interest cost	$631	462	488
Amortization of unrecognized loss	112	15	159
Amortization of unrecognized prior service cost	(81)	(64)	(64)

Total periodic post-retirement cost	$662	413	583

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2008 and 2007 are as follows:

	2008	2007

Net (gain) loss	$(842)	1,098
Amortization of prior service cost	81	64

Total (gain) loss recognized in other comprehensive income	(761)	1,162

Total recognized in net periodic post-retirement (gain) loss and other comprehensive income	$(99)	1,575

The principal actuarial assumptions used were as follows:

	2008	2007	2006

Accumulated post-retirement benefit obligation:
Discount rate	6.00%	6.25%	5.75%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%

Total periodic cost:
Discount rate	6.25%	5.75%	5.25%
Assumed rate of future compensation increase	4.00%	4.00%	4.00%
The discount rate that we used in the measurement of our post-retirement obligation is based on the Moody’s Seasoned Aaa and Aa corporate bond rates as of the measurement date. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.5% for 2009, and gradually decreased to 5.0% by 2018 and thereafter. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2008 and our total periodic cost for 2008 would have increased by 9%. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2008 and our total periodic cost would have decreased by 8%. We do not anticipate making any contributions to the post-retirement plan in 2009, except to continue funding benefit payments as they come due.
Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2008 are as follows:

2009	$640
2010	660
2011	670
2012	680
2013	690
2014-2018	3,520
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans for the years ended December 31, are as follows:

	2008	2007

Other assets:
Fair value of pension plan assets in excess of projected benefit obligation	$—	12,385

Other liabilities:
Projected benefit obligation in excess of fair value of pension plan	9,566	—
Accumulated post-retirement benefit obligation	8,778	9,392

	$18,344	9,392

Accumulated other comprehensive loss, net of taxes:
Pension plans	$14,870	1,638
Post-retirement benefit plan	484	943

	$15,354	2,581

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 2% of employee contributions plus 75% of employee contributions between 3% and 6%. Our total contribution to the 401(k) plan amounted to $3.2 million, $3.5 million, and $3.2 million for 2008, 2007, and 2006, respectively.
Employee Stock Ownership Plan (“ESOP”)
Our employees that meet certain age and service requirements are eligible to participate in our ESOP. Our ESOP holds shares of First Niagara Financial Group common stock that were purchased in our 1998 initial public offering and in the open market. The purchased shares were funded by loans in 1998 and 2003 from the Company to the Bank payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from the Bank and dividends on allocated and unallocated First Niagara Financial Group stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $2.5 million, $2.5 million, and $2.2 million was recognized for 2008, 2007, and 2006, respectively, in connection with 229 thousand shares allocated to participants during 2008, 221 thousand shares allocated to participants during 2007, and 196 thousand shares allocated to participants during 2006. The amount of unallocated and allocated shares held by the ESOP were 3.1 million and 1.3 million respectively, at December 31, 2008 and 3.3 million and 1.2 million, respectively, at December 31, 2007. The fair value of unallocated ESOP shares was $50.0 million and $40.0 million at December 31, 2008 and 2007, respectively.
Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $10.0 million, $3.4 million and $6.1 million for 2008, 2007, and 2006, respectively.
Note 20. Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

		Estimated fair
	Carrying value	value

December 31, 2008:
Financial assets:
Cash and cash equivalents	$114,551	114,551
Securities available for sale	1,573,101	1,573,101
Loans and leases, net	6,385,982	6,612,111
FHLB stock	62,301	62,301
Financial liabilities:
Deposits	$5,943,613	5,953,692
Borrowings	1,540,227	1,589,659

December 31, 2007:
Financial assets:
Cash and cash equivalents	$114,991	114,991
Securities available for sale	1,217,164	1,217,164
Loans and leases, net	5,654,705	5,870,888
FHLB stock	52,242	52,242
Financial liabilities:
Deposits	$5,548,984	5,547,242
Borrowings	1,094,981	1,104,870

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
Securities Available for Sale
The carrying value of our available for sale securities approximates fair value and is primarily based on year-end pricing information obtained from a third party, which considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.
Loans and Leases
Our variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value.
We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted year-end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
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
Commitments
The fair value of our commitments to extend credit, standby letters of credit, and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in Note 13.

Note 21. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations, as well as our investment advisory operations, which were previously included in our financial services segment. The selected financial information below for 2007 and 2006 reflects this realignment. The financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Information for our segments for the years ended December 31, 2008, 2007, and 2006 is presented in the following table:

		Financial	Consolidated
	Banking	Services	Total

2008:
Net interest income	$268,576	1	268,577
Provision for credit losses	22,500	—	22,500

Net interest income after provision for credit losses	246,076	1	246,077
Noninterest income	65,861	49,874	115,735
Amortization of core deposit and other intangibles	5,126	3,698	8,824
Other noninterest expense	179,963	39,623	219,586

Income before income taxes	126,848	6,554	133,402
Income tax expense	42,135	2,829	44,964

Net income	$84,713	3,725	88,438

2007:
Net interest income	$224,166	12	224,178
Provision for credit losses	8,500	—	8,500

Net interest income after provision for credit losses	215,666	12	215,678
Noninterest income	80,051	51,760	131,811
Amortization of core deposit and other intangibles	6,262	4,171	10,433
Other noninterest expense	172,979	39,054	212,033

Income before income taxes	116,476	8,547	125,023
Income tax expense	37,632	3,306	40,938

Net income	$78,844	5,241	84,085

2006:
Net interest income	$246,229	252	246,481
Provision for credit losses	6,456	—	6,456

Net interest income after provision for credit losses	239,773	252	240,025
Noninterest income	62,998	48,220	111,218
Amortization of core deposit and other intangibles	7,569	4,233	11,802
Other noninterest expense	165,826	34,223	200,049

Income before income taxes	129,376	10,016	139,392
Income tax expense	43,504	4,029	47,533

Net income	$85,872	5,987	91,859

Note 22. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company as of December 31, 2008 and 2007 and the related condensed statements of income and cash flows for 2008, 2007 and 2006 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2008	2007

Assets:
Cash and cash equivalents	$212,391	11,571
Restricted cash	3,999	—
Investment securities available for sale	21,380	—
Loan receivable from ESOP	27,318	28,605
Investment in subsidiary	1,469,696	1,297,352
Deferred taxes	54,562	4,154
Other assets	17,121	13,933

Total assets	$1,806,467	1,355,615

Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$6,862	2,436
Borrowings	72,342	—
Stockholders’ equity	1,727,263	1,353,179

Total liabilities and stockholders’ equity	$1,806,467	1,355,615

Condensed Statements of Income	2008	2007	2006

Interest income	$2,469	1,591	1,648
Dividends received from subsidiary	56,400	96,000	98,900

Total interest and dividend income	58,869	97,591	100,548
Interest expense	2,620	415	—

Net interest income	56,249	97,176	100,548
Noninterest income	107	384	62
Noninterest expense	8,558	9,452	7,370

Income before income taxes and undisbursed (overdistributed) income of subsidiary	47,798	88,108	93,240
Income tax benefit	(3,733)	(3,464)	(2,520)

Income before undisbursed (overdistributed) income of subsidiary	51,531	91,572	95,760
Undisbursed (overdistributed) income of subsidiary	36,907	(7,487)	(3,901)

Net income	88,438	84,085	91,859
Accrued preferred stock dividend	1,022	—	—
Accretion of preferred stock discount	162	—	—

Net income available to common stockholders	$87,254	84,085	91,859

Condensed Statements of Cash Flows	2008	2007	2006

Cash flows from operating activities:
Net income	$88,438	84,085	91,859
Adjustments to reconcile net income to net cash provided by operating activities:
(Undisbursed) overdistributed income of subsidiary	(36,907)	7,487	3,901
Stock based compensation expense	5,633	6,271	3,614
Deferred income tax (benefit) expense	5,492	(1,798)	(712)
Decrease (increase) in other assets	(1,478)	864	(1,702)
Decrease in other liabilities	(916)	(90)	(27)

Net cash provided by operating activities	60,262	96,819	96,933

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	5,000	—	—
Principal payments received on securities available for sale	5,870	—	—
Purchases of securities available for sale	(12,948)	—	—
Proceeds from sales of securities available for sale	—	1,213	—
Acquisitions, net of cash and cash equivalents	(52,262)	—	—
Repayment of ESOP loan receivable	1,287	1,215	990

Net cash (used in) provided by investing activities	(53,053)	2,428	990

Cash flows from financing activities:
Proceeds from short term borrowings, net	60,000	—	—
Capital contributed to subsidiary	(92,006)	—	—
Issuance of common stock in follow-on stock offering, net	108,838	—	—
Issuance of preferred stock, net	175,453	—	—
Issuance of common stock warrant	8,476	—	—
Purchase of treasury stock	(6,795)	(95,690)	(40,074)
Proceeds from exercise of stock options	3,715	4,910	3,866
Dividends paid on common stock	(60,071)	(55,899)	(49,434)

Net cash provided by (used in) financing activities	197,610	(146,679)	(85,642)

Net increase (decrease) in cash and cash equivalents	204,819	(47,432)	12,281
Cash and cash equivalents at beginning of year	11,571	59,003	46,722

Cash and cash equivalents at end of year	$216,390	11,571	59,003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting - Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures - With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2008 regarding equity compensation to our directors and employees that have been approved by stockholders.

	Number of securities to be issued			Number of securities
Equity compensation plans	upon exercise of outstanding		Weighted average	remaining available for
approved by stockholders	options and rights		exercise price	issuance under the plan
First Niagara Financial Group, Inc. 1999 Stock Option Plan	364,071		$6.74	12,118
First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan	84,006	(1)	Not Applicable	8,862
First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	2,892,752		$13.25	4,239,428

Total	3,340,829			4,260,408

(1)	Represents shares that have been granted but have not yet vested.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.

Exhibit Index to Form 10-K

Exhibit 3.1	Certificate of Incorporation (1)

Exhibit 3.2	Certificate of Incorporation (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel)

Exhibit 10.5	First Niagara Financial Group, Inc. 1999 Stock Option Plan(4)

Exhibit 10.6	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(5)

Exhibit 10.7	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(4)

Exhibit 10.8	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan

Exhibit 10.9	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan

Exhibit 10.10	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (6)

Exhibit 10.11	Residential Mortgage Program Agreement with Homestead Funding Corp. (7)

Exhibit 10.12	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(8)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 18 of Notes to Consolidated Financial Statements)

Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.

(2)	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(4)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(5)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

(7)	Incorporated by reference to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 and to the Current Report on 8-K filed with the Securities and Exchange Commission on December 12, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 27, 2009	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel John R. Koelmel	Director, President & CEO	February 27, 2009

/s/ Michael W. Harrington Michael W. Harrington	Chief Financial Officer	February 27, 2009

/s/ Thomas E. Baker Thomas E. Baker	Director Director	February 27, 2009

/s/ G. Thomas Bowers G. Thomas Bowers	Director, Chairman	February 27, 2009

/s/ Carl A. Florio Carl A. Florio	Director	February 27, 2009

/s/ Daniel J. Hogarty, Jr. Daniel J. Hogarty, Jr.	Director	February 27, 2009

/s/ William H. Jones William H. Jones	Director	February 27, 2009

/s/ Daniel W. Judge Daniel W. Judge	Director	February 27, 2009

/s/ George M. Philip George M. Philip	Director	February 27, 2009

/s/ Sharon D. Randaccio Sharon D. Randaccio	Director	February 27, 2009

/s/ Louise Woerner Louise Woerner	Director	February 27, 2009

/s/ David M. Zebro David M. Zebro	Director, Vice Chairman	February 27, 2009

EXHIBIT INDEX

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel)

Exhibit 10.8	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan

Exhibit 10.9	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 18 of Notes to Consolidated Financial Statements)

Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.