Form 10-K/A
period 2008-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2009-04-10
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K/A
Amendment No.1

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
     YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-23
EX-31.1
EX-31.2
EX-32

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

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”
Explanatory Note
This Amendment No. 1 on Form 10K/A is necessary to amend the consent of KPMG LLP to incorporate by reference its reports dated February 27, 2009, with respect to the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and the effectiveness of internal control over financial reporting as of December 31, 2008, which reports appear in the December 31, 2008 Annual Report on Form 10-K of First Niagara Financial Group, Inc., into the Registration Statement on Form S-3 (No. 333-153640).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)	b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.

Exhibit Index to Form 10-K/A
Exhibit 3.1	Certificate of Incorporation (1)

Exhibit 3.2	Certificate of Designations of Series A Preferred Stock (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 10.1	Form of Employment Agreement with the Named Executive Officers (3)

Exhibit 10.2	First Niagara Bank Deferred Compensation Plan (4)

Exhibit 10.3	First Niagara Financial Group, Inc. 1999 Stock Option Plan(5)

Exhibit 10.4	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(6)

Exhibit 10.5	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(5)

Exhibit 10.6	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank (7)

Exhibit 10.7	Residential Mortgage Program Agreement with Homestead Funding Corp. (8)

Exhibit 10.8	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(9)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 16 of Notes to Consolidated Financial Statements)

Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K/A)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.

(2)	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(4)	Incorporated by reference to our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 14, 2002.

(5)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 22, 1997.

(6)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(7)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

(9)	Incorporated by reference to the Current Report on 8-K filed with the Securities and Exchange Commission on December 12, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: April 10, 2009	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer