Form 10-Q
period 2009-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2009-05-08
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of May 5, 2009, there were issued and outstanding 149,755,712 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Cash and cash equivalents	$161,908	110,552
Restricted cash	4,000	3,999
Securities available for sale	1,800,933	1,573,101
Loans held for sale	3,573	1,698
Loans and leases, net of allowance for credit losses of $79,613 and $77,793 in 2009 and 2008	6,366,222	6,384,284
Bank owned life insurance	128,460	127,151
Premises and equipment, net	107,780	95,978
Goodwill	748,971	748,971
Core deposit and other intangibles, net	33,837	35,578
Other assets	232,293	250,060

Total assets	$9,587,977	9,331,372

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,228,096	5,943,613
Short-term borrowings	666,836	717,464
Long-term borrowings	780,049	822,763
Other liabilities	170,605	120,269

Total liabilities	7,845,586	7,604,109

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 184,011 shares issued and outstanding in 2009 and 2008	177,240	176,719
Common stock, $0.01 par value, 250,000,000 shares authorized; 125,419,261 shares issued in 2009 and 2008	1,254	1,254
Additional paid-in capital	1,325,193	1,326,159
Retained earnings	369,293	369,671
Accumulated other comprehensive loss	(15,697)	(29,429)
Common stock held by ESOP; 3,036,682 and 3,094,365 shares in 2009 and 2008	(23,464)	(23,843)
Treasury stock, at cost; 6,731,893 and 6,857,554 shares in 2009 and 2008	(91,428)	(93,268)

Total stockholders’ equity	1,742,391	1,727,263

Total liabilities and stockholders’ equity	$9,587,977	9,331,372

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2009	2008
Interest income:
Loans and leases	$87,059	95,052
Securities available for sale and other investments	18,760	14,935

Total interest income	105,819	109,987

Interest expense:
Deposits	20,913	37,108
Borrowings	12,276	12,817

Total interest expense	33,189	49,925

Net interest income	72,630	60,062
Provision for credit losses	8,750	3,100

Net interest income after provision for credit losses	63,880	56,962

Noninterest income:
Banking services	9,970	9,310
Insurance and benefits consulting	12,548	12,762
Wealth management services	2,218	2,217
Lending and leasing	1,984	2,255
Bank owned life insurance	1,309	1,177
Other	431	1,546

Total noninterest income	28,460	29,267

Noninterest expense:
Salaries and employee benefits	33,237	33,419
Occupancy and equipment	6,466	7,160
Technology and communications	5,053	5,007
Marketing and advertising	2,532	2,502
Professional services	2,964	1,072
Amortization of core deposit and other intangibles	1,891	2,251
Federal deposit insurance premiums	1,499	245
Litigation settlement, net	2,845	—
Other	6,660	5,851

Total noninterest expense	63,147	57,507

Income before income taxes	29,193	28,722
Income taxes	10,451	9,909

Net income	18,742	18,813
Preferred stock dividend	2,300	—
Accretion of preferred stock discount	368	—

Net income available to common stockholders	$16,074	18,813

Earnings per share:
Basic	$0.14	0.18
Diluted	$0.14	0.18

Weighted average common shares outstanding:
Basic	115,055	103,230
Diluted	115,433	103,641

Dividends per common share	$0.14	0.14
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended
	March 31,
	2009	2008
Net income	$18,742	18,813

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	13,567	5,876
Net unrealized losses on interest rate swaps	(25)	—
Pension and post-retirement adjustments	190	17

Total other comprehensive income	13,732	5,893

Total comprehensive income	$32,474	24,706

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	loss	ESOP	stock	Total
Balances at January 1, 2009	$176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	(93,268)	1,727,263

Net income	—	—	—	18,742	—	—	—	18,742
Total other comprehensive income, net	—	—	—	—	13,732	—	—	13,732
ESOP shares committed to be released	—	—	212	—	—	379	—	591
Stock-based compensation expense	—	—	1,259	—	—	—	—	1,259
Excess tax expense from stock-based compensation	—	—	(119)	—	—	—	—	(119)
Exercise of stock options and restricted stock activity	—	—	(2,318)	(280)	—	—	1,840	(758)
Accretion of preferred stock discount	368	—	—	(368)	—	—	—	—
Cumulative preferred stock dividend	153	—	—	(2,300)	—	—	—	(2,147)
Common stock dividend of $0.14 per share	—	—	—	(16,172)	—	—	—	(16,172)

Balances at March 31, 2009	$177,240	1,254	1,325,193	369,293	(15,697)	(23,464)	(91,428)	1,742,391

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	income	ESOP	stock	Total
Balances at January 1, 2008	$—	1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179

Adoption of SFAS No. 158	—	—	—	(117)	—	—	—	(117)

Balances at January 1, 2008, as adjusted	—	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062
Net income	—	—	—	18,813	—	—	—	18,813
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	—	54	73,727	—	—	—	—	73,781
Total other comprehensive income, net	—	—	—	—	5,893	—	—	5,893
Purchase of treasury stock	—	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	—	222	—	—	406	—	628
Stock-based compensation expense	—	—	1,524	—	—	—	—	1,524
Excess tax benefit from stock-based compensation	—	—	96	—	—	—	—	96
Exercise of stock options and restricted stock activity	—	—	(1,950)	(756)	—	—	2,486	(220)
Common stock dividend of $0.14 per share	—	—	—	(14,150)	—	—	—	(14,150)

Balances at March 31, 2008	$—	1,254	1,318,385	348,446	3,289	(24,944)	(213,798)	1,432,632

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$18,742	18,813
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	2,490	1,578
Provision for credit losses	8,750	3,100
Depreciation of premises and equipment	3,145	2,661
Asset writedowns	700	890
Amortization of core deposit and other intangibles	1,891	2,251
Originations of loans held for sale	(92,851)	(14,584)
Proceeds from sales of loans held for sale	90,833	16,706
Loss (gain) on sale of loans	143	(172)
ESOP and stock-based compensation expense	1,850	2,135
Deferred income tax (benefit) expense	(672)	118
Income from bank owned life insurance	(1,309)	(1,177)
Net decrease (increase) in other assets	1,140	(321)
Net increase in other liabilities	10,539	2,644

Net cash provided by operating activities	45,391	34,642

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	40,307	65,378
Proceeds from sale of securities available for sale	995	—
Principal payments received on securities available for sale	90,064	43,069
Purchases of securities available for sale	(313,436)	(67,215)
Net decrease (increase) in loans and leases	6,659	(79,152)
Acquisitions, net of cash and cash equivalents	—	(84,983)
Other, net	8,307	(2,809)

Net cash used in investing activities	(167,104)	(125,712)

Cash flows from financing activities:
Net increase in deposits	284,341	95,027
Repayments of short-term borrowings, net	(90,426)	(150,475)
Proceeds from long-term borrowings	—	190,000
Repayments of long-term borrowings	(2,407)	(5,893)
Proceeds from exercise of stock options	—	51
Excess tax (expense) benefit from stock-based compensation	(119)	96
Purchase of treasury stock	—	(6,795)
Dividends paid on cumulative preferred stock	(2,147)	—
Dividends paid on common stock	(16,172)	(14,150)

Net cash provided by financing activities	173,070	107,861

Net increase in cash and cash equivalents	51,357	16,791
Cash and cash equivalents at beginning of period	114,551	114,991

Cash and cash equivalents at end of period	$165,908	131,782

Cash paid during the period for:
Income taxes	$633	5,226
Interest expense	33,639	48,756
Acquisition of noncash assets and liabilities:
Assets acquired	—	902,537
Liabilities assumed	—	743,766
Loans transferred to other real estate owned	$240	776
Securities available for sale purchased not settled	23,526	17,405
Capital lease obligation	11,928	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on 10-K. Results for the three months ended March 31, 2009 do not necessarily reflect the results that may be expected for the year ending December 31, 2009. Certain reclassification adjustments were made to the prior period financial statements to conform to the current presentation. The Company and the Bank are referred to collectively as “we” or “our.”
Note 1. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our securities available for sale at March 31, 2009 and December 31, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
At March 31, 2009:	cost	gains	losses	value
Debt securities:
States and political subdivisions	$306,848	4,571	(132)	311,287
U.S. Government agencies and government sponsored enterprises	27,467	47	(7)	27,507
Corporate	3,533	—	(1,765)	1,768

Total debt securities	337,848	4,618	(1,904)	340,562

Mortgage-backed securities:
Federal National Mortgage Association	139,069	3,906	(31)	142,944
Federal Home Loan Mortgage Corporation	172,055	7,498	(9)	179,544
Government National Mortgage Association	11,465	94	(152)	11,407
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	568,851	9,682	(601)	577,932
Federal National Mortgage Association	227,443	4,783	(960)	231,266
Government National Mortgage Association	85,478	226	(464)	85,240
Non-Agency issued	248,566	185	(24,044)	224,707

Total collateralized mortgage obligations	1,130,338	14,876	(26,069)	1,119,145

Total mortgage-backed securities	1,452,927	26,374	(26,261)	1,453,040

Asset-backed securities	3,441	—	(149)	3,292
Other	5,307	13	(1,281)	4,039

Total securities available for sale	$1,799,523	31,005	(29,595)	1,800,933

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2008:	cost	gains	losses	value
Debt securities:
States and political subdivisions	$295,639	4,160	(52)	299,747
U.S. Government agencies and government sponsored enterprises	29,968	50	(20)	29,998
Corporate	5,028	1	(1,589)	3,440

Total debt securities	330,635	4,211	(1,661)	333,185

Mortgage-backed securities:
Federal National Mortgage Association	146,646	2,916	(300)	149,262
Federal Home Loan Mortgage Corporation	182,929	5,921	(12)	188,838
Government National Mortgage Association	11,711	64	(399)	11,376
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	446,086	4,074	(69)	450,091
Federal National Mortgage Association	179,657	1,398	(1,194)	179,861
Government National Mortgage Association	24,257	87	(404)	23,940
Non-Agency issued	263,432	106	(34,523)	229,015

Total collateralized mortgage obligations	913,432	5,665	(36,190)	882,907

Total mortgage-backed securities	1,254,718	14,566	(36,901)	1,232,383

Asset-backed securities	3,499	—	(122)	3,377
Other	5,307	8	(1,159)	4,156

Total securities available for sale	$1,594,159	18,785	(39,843)	1,573,101

The table below details certain information regarding our securities available for sale that were in an unrealized loss position at March 31, 2009 and December 31, 2008 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2009:	value	losses	value	losses	value	losses
Debt securities:
States and political subdivisions	$56,664	121	434	11	57,098	132
U.S. Government agencies and government sponsored enterprises	10,463	7	—	—	10,463	7
Corporate	1,265	969	253	796	1,518	1,765

Total debt securities	68,392	1,097	687	807	69,079	1,904

Mortgage-backed securities:
Federal National Mortgage Association	437	2	1,850	29	2,287	31
Federal Home Loan Mortgage Corporation	123	1	440	8	563	9
Government National Mortgage Association	—	—	8,664	152	8,664	152
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	112,360	601	—	—	112,360	601
Federal National Mortgage Association	16,906	960	—	—	16,906	960
Government National Mortgage Association	52,633	464	—	—	52,633	464
Non-Agency issued	57,950	6,728	156,969	17,316	214,919	24,044

Total collateralized mortgage obligations	239,849	8,753	156,969	17,316	396,818	26,069

Total mortgage-backed securities	240,409	8,756	167,923	17,505	408,332	26,261

Asset-backed securities	—	—	3,292	149	3,292	149
Other	—	—	3,170	1,281	3,170	1,281

Total securities available for sale in an unrealized loss position	$308,801	9,853	175,072	19,742	483,873	29,595

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2008:	value	losses	value	losses	value	losses
Debt securities:
States and political subdivisions	$6,116	48	379	4	6,495	52
U.S. Government agencies and government sponsored enterprises	1,971	20	—	—	1,971	20
Corporate	1,689	1,589	—	—	1,689	1,589

Total debt securities	9,776	1,657	379	4	10,155	1,661

Mortgage-backed securities:
Federal National Mortgage Association	31,438	258	2,282	42	33,720	300
Federal Home Loan Mortgage Corporation	111	1	976	11	1,087	12
Government National Mortgage Association	9,550	395	121	4	9,671	399
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	23,318	29	3,863	40	27,181	69
Federal National Mortgage Association	44,695	1,192	702	2	45,397	1,194
Government National Mortgage Association	13,193	404	—	—	13,193	404
Non-Agency issued	201,193	33,433	24,954	1,090	226,147	34,523

Total collateralized mortgage obligations	282,399	35,058	29,519	1,132	311,918	36,190

Total mortgage-backed securities	323,498	35,712	32,898	1,189	356,396	36,901

Asset-backed securities	3,149	79	228	43	3,377	122
Other	351	3	3,297	1,156	3,648	1,159

Total securities available for sale in an unrealized loss position	$336,774	37,451	36,802	2,392	373,576	39,843

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of our mortgage-backed securities. FNMA and FHLMC are government sponsored enterprises that were placed under the conservatorship of the U.S. government on September 7, 2008. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. At March 31, 2009, of the 43 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at March 31, 2009 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery in their fair value.

Non-Agency Collateralized Mortgage Obligations
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement, and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, projected losses, the level of credit loss, and coverage are reviewed regularly by management. If the level of credit loss coverage is sufficient, it indicates that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. We review the resulting cash flows to determine whether we will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period. At March 31, 2009, of the 47 non-agency collateralized mortgage obligations in an unrealized loss position, 36 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at March 31, 2009 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of underlying collateral. In addition to the analysis of cash flow projections and level of credit support noted above, we also consider our intent and ability to hold these securities for a sufficient period of time to allow for a recovery in their fair value. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.
Municipal and Corporate Debt Securities and Other
We have assessed the remaining securities in our available for sale portfolio that were in an unrealized loss position at March 31, 2009 and December 31, 2008 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of the underlying collateral, and our ability and intent to hold these securities for a sufficient period of time to allow for a recovery in their fair value. At March 31, 2009, of the 79 municipal and corporate debt and other securities in a continuous unrealized loss position, 14 were in a continuous unrealized loss position for 12 months or more.
Note 2. Loans and Leases
The following is a summary of our loans and leases for the dates indicated:

	March 31,	December 31,
	2009	2008

Commercial:
Real estate	$2,262,505	2,211,402
Construction	331,247	340,564
Business	969,836	940,304
Specialized lending(1)	174,711	178,916

Total commercial loans	3,738,299	3,671,186

Residential real estate(2)	1,914,691	1,990,784
Home equity	629,916	624,495
Other consumer	134,689	143,989

Total loans and leases	6,417,595	6,430,454

Net deferred costs and unearned discounts	31,813	33,321
Allowance for credit losses	(79,613)	(77,793)

Total loans and leases, net	$6,369,795	6,385,982

(1)	Includes commercial leases and financed insurance premiums.

(2)	Includes $3.6 million and $1.7 million of loans held for sale at March 31, 2009 and December 31, 2008, respectively.

The following table presents the analysis of the allowance for credit losses for the periods indicated:

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$77,793	70,247
Charge-offs	(7,305)	(2,710)
Recoveries	375	756
Provision for credit losses	8,750	3,100
Acquired at acquisition date	—	2,890

Balance at end of period	$79,613	74,283

Note 3. Mortgage Servicing Rights
The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated:

	Three months ended March 31,
	2009	2008

Balance at beginning of period	$4,295	4,312
Additions	1,252	74
Amortization	(367)	(130)

Balance at end of period	$5,180	4,256
Valuation allowance	(700)	—

Mortgage servicing rights, net	$4,480	4,256

We amortize MSRs in proportion to the estimated net servicing revenues to be recognized over their expected lives. We assess the fair value of our MSRs based on current market assumptions. If the fair value is less than the carrying value of our MSRs, we will reduce the carrying value through a valuation allowance. Due to a decrease in mortgage loan rates, we recorded a $700 thousand valuation allowance during the quarter ended March 31, 2009. The balance of MSRs is included in other assets in the Consolidated Statements of Condition.
Note 4. Deposits
The following is a summary of deposit balances for the dates indicated:

	March 31,	December 31,
	2009	2008
Savings	$786,535	788,767
Interest-bearing checking	503,863	485,220
Money market deposit accounts	2,216,321	1,940,136
Noninterest-bearing	705,965	718,593
Certificates	2,015,412	2,010,897

Total deposits	$6,228,096	5,943,613

Included in total deposits are municipal deposits totaling $859.0 million and $684.4 million at March 31, 2009 and December 31, 2008, respectively. Included in certificates of deposit at March 31, 2009 and December 31, 2008 are $278.4 million and $196.3 million, respectively, of deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Financial Network.
Note 5. Interest Rate Swaps
To hedge the interest rate risk on certain variable-rate long-term borrowings, we entered into two interest rate swaps during 2008, each with a notional amount of $25.0 million and a maturity date of September 2011. We designated these swaps as cash flow hedges. We entered into these swaps in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in interest rates. The swaps had a negative carrying value and estimated fair value of $2.3 million at March 31, 2009 and December 31, 2008, which is included in other liabilities in our Consolidated Statements of Condition. The increase in the unrealized loss on the swaps, net of deferred taxes, for the quarter ended March 31, 2009 was $25 thousand and is included in total comprehensive income in our Consolidated Statements of Comprehensive Income.
We also act as an interest rate swap counterparty for certain commercial customers. In order to mitigate our exposure to holding long term fixed rate commercial loans, we enter into corresponding and offsetting hedge positions with third parties. The total notional amount relating to these interest rate swaps amounted to $126.6 million and $113.3 million at March 31, 2009 and December 31, 2008, respectively. The net increase in the fair value of these swaps amounted to $370 thousand during the three months ended March 31, 2009 and is included in other noninterest income in our Consolidated Statements of Income.

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
The total expense recognized for our stock-based compensation plans amounted to $1.3 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. The amounts recognized include expenses relating to pre-existing stock awards, new grants awarded during the current period, and expenses relating to equity awards accelerated in connection with retirements. These amounts are included as part of salaries and employee benefits expense in the Consolidated Statements of Income.
Note 7. Earnings Per Share
As of January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This position requires that our unvested restricted awards that contain nonforfeitable rights to dividends to be treated as participating securities in the computation of earnings per share (“EPS”) pursuant to the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The following table is a computation of our basic and diluted earnings per share under the two-class method for the periods indicated:

	Three months ended
	March 31,
	2009	2008
Numerator for basic and diluted net income per common stock share and unvested restricted stock award:
Net income available to common stockholders	$16,074	18,813
Less dividends:
Common stockholders	16,109	14,065
Unvested restricted stock awards	63	85

Total undistributed earnings	$(98)	4,663

Common stockholders undistributed earnings — basic	(98)	4,637
Unvested restricted stock awards undistributed earnings — basic	—	26

Total undistributed earnings	$(98)	4,663

Numerator for basic net income per common stock share	$16,011	18,702

Numerator for basic net income per unvested restricted stock award	$63	111

Denominator for basic and diluted net income per common stock share:
Weighted average common shares outstanding:
Total shares issued	125,419	122,762
Unallocated ESOP shares	(3,094)	(3,323)
Unvested restricted stock awards	(461)	(575)
Treasury shares	(6,809)	(15,634)

Total basic weighted average common shares outstanding	115,055	103,230

Incremental shares from assumed exercise of stock options	150	221

Incremental shares from assumed vesting of restricted stock awards	228	190

Total diluted weighted average common shares outstanding	115,433	103,641

Denominator for basic and diluted net income per unvested restricted stock award:
Weighted average unvested restricted stock awards outstanding	461	575

Basic earnings per share:
Common stock share	$0.14	0.18

Unvested restricted stock award	$0.14	0.19

Diluted earnings per share:
Common stock share	$0.14	0.18

Unvested restricted stock award	$0.14	0.19

Anti-dilutive warrants, stock options, and restricted stock awards excluded from the diluted weighted average common share calculations	2,992	2,563

Note 8. Fair Value Measurements
The fair value hierarchy established by SFAS No. 157, “Fair Value Measurements,” is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following fair value hierarchy:
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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. Fair value is based upon quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
Our valuation methodologies may produce a fair value calculation that may not be reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at March 31, 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities Available for Sale
The fair value of our available for sale securities portfolio was primarily estimated using Level 2 inputs. At March 31, 2009, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $1.8 billion.
Due to the lack of observable market data, we classify our collateralized debt obligations (“CDOs”), a component of corporate debt securities, in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments. During the quarter ended March 31, 2009, we recorded unrealized losses of $171 thousand to adjust the carrying value and estimated fair value of the CDOs to $393 thousand at March 31, 2009.
Interest Rate Swaps
The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not material to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy. At March 31, 2009, our swaps had a negative carrying value and estimated fair value, using Level 2 inputs, of $2.1 million.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the quarter, we recorded a $5.9 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $13.8 million.
Mortgage Servicing Rights
The fair value of our MSRs was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the quarter, we recorded a $700 thousand valuation allowance as a result of adjusting the carrying value and estimated fair value of our MSRs to $4.5 million.
Goodwill
We test the carrying value of our goodwill, which amounted to $749.0 million at March 31, 2009, for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Our reporting units consist of our banking unit and financial services unit. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment.

We measure the fair value of our banking unit annually, using Level 3 inputs, utilizing the market comparable approach as the primary indicator of fair value and the income approach to corroborate these values. We measure the fair value of our financial services unit annually, using Level 3 inputs, as of November 1st utilizing the average of the income approach, the market approach for similar companies, and the market approach for comparable acquisitions. We select comparable companies and transactions from a peer group that most closely resemble companies and transactions with similar operations, asset size, market capitalization, market characteristics, and geographic locations. We utilize certain assumptions, such as control premiums, price to earnings multiples, and dividend yields that were the median or mean of these comparable companies and transactions. In addition, we reconcile our market capitalization to the estimated consolidated fair value of the reporting units utilizing the median control premium of comparable transactions. We perform a review of the period subsequent to the measurement date to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.
As a result of the decline in the price of our common stock during the first quarter of 2009, a triggering event under SFAS No. 142, “Goodwill and Other Intangible Assets,” had occurred as of March 31, 2009. The decline in our common stock is generally consistent with the overall financial services sector. In particular, this sector has been hard hit by the overall economic turmoil and general market dislocation. We completed our March 31, 2009 goodwill analysis and determined that there was no impairment of goodwill in either our banking or financial services reporting units.
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
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended
	March 31,
	2009	2008
Pension plans:
Service cost	$48	—
Interest cost	1,007	951
Expected return on plan assets	(739)	(935)
Amortization of unrecognized loss	315	—

Net pension cost	631	16

Other postretirement plans:
Interest cost	127	142
Amortization of unrecognized loss	6	3
Amortization of unrecognized prior service liability	(16)	(16)

Net postretirement cost	$117	129

Note 10. Segment Information
We have two business segments: banking and financial services. The banking segment includes our retail and commercial banking operations, as well as our investment advisory operations. Our financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
For the three months ended:	Banking	services	total
March 31, 2009
Net interest income	$72,630	—	72,630
Provision for credit losses	8,750	—	8,750

Net interest income after provision for credit losses	63,880	—	63,880
Noninterest income	15,894	12,566	28,460
Amortization of core deposit and other intangibles	1,087	804	1,891
Other noninterest expense	51,161	10,095	61,256

Income before income taxes	27,526	1,667	29,193
Income tax expense	9,784	667	10,451

Net income	$17,742	1,000	18,742

March 31, 2008
Net interest income	$60,061	1	60,062
Provision for credit losses	3,100	—	3,100

Net interest income after provision for credit losses	56,961	1	56,962
Noninterest income	16,466	12,801	29,267
Amortization of core deposit and other intangibles	1,307	944	2,251
Other noninterest expense	44,641	10,615	55,256

Income before income taxes	27,479	1,243	28,722
Income tax expense	9,480	429	9,909

Net income	$17,999	814	18,813

Note 11. Recently Issued Accounting Pronouncements
In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141 will significantly impact how acquisitions are accounted for, including our acquisition of 57 National City branches discussed further in Note 12, and as such, we recorded $1.7 million of acquisition related professional services expenses during the quarter ended March 31, 2009.
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
In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 by requiring enhanced disclosures to provide users with a better understanding of our objectives and strategies for using derivatives; how we account for derivatives and related hedge items; and how derivatives affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The implementation of this guidance did not have a material impact on our Consolidated Financial Statements and the related disclosures are included in Note 5.
In June 2008, the FASB released FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This position requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance did not have a material impact on our Consolidated Financial Statements.
In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This position provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The implementation of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB released FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which is intended to provide greater clarity to investors about the credit and noncredit component of an other than temporary impairment charge (“OTTI”) and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that it does not have the intent to sell the security or it is more likely than not that it will not have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The implementation of this guidance is not expected to have a material impact on our Consolidated Financial Statements. However, we are in the process of finalizing our assessment of this new guidance.
Note 12. Subsequent Events
On April 6, 2009, we entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with National City Bank (“National City”) and The PNC Financial Services Group, Inc. (“PNC”) whereby we agreed to purchase certain assets and assume certain liabilities of 57 National City branches in the Pittsburgh, Erie, and Warren, Pennsylvania markets. The Board of Governors of the Federal Reserve System and the U.S. Department of Justice required National City to divest these and other branches in connection with the merger of PNC and National City’s former parent company, National City Corporation. The transaction is expected to close in the third quarter of 2009, upon which we will assume approximately $4.2 billion of deposit liabilities and acquire approximately $838.9 million of loans and $3.2 billion in cash, as well as the real and personal property associated with the branches.
Concurrent with our entry into the Purchase Agreement, we entered into a Securities Purchase Agreement with PNC and National City (the “Securities Purchase Agreement”) pursuant to which we have the right to require PNC to purchase the lesser of 6.8 million shares of our common stock and the number of shares of our common stock that would result in an aggregate purchase price of $75.0 million, in each case at a per share purchase price equal to the five-day weighted average price upon the closing of the transaction. In addition, we have the right to require National City to purchase our 12% Senior Notes due 2014 in an aggregate principal amount of up to $150.0 million less the purchase price paid by PNC for any common stock issued pursuant to the Securities Purchase Agreement. We have until September 30, 2009 to exercise our rights under the Securities Purchase Agreement.
On April 20, 2009 we issued 31.1 million shares of common stock in an underwritten stock offering at a price of $12.25 per share. Net proceeds of the offering totaled $360.7 million after deducting underwriting discounts and commissions and offering expenses of $19.6 million. We plan to use the proceeds to enhance our capital levels and to facilitate repayment of the $184.0 million in preferred stock issued to the U.S. Department of the Treasury under the Capital Purchase Program, as well as for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiary operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation, and other factors discussed in the annual report on Form 10-K for the year ended December 31, 2008 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are a full-service, community focused bank in Upstate New York, with $9.6 billion in assets, $6.2 billion in deposits, and 113 full-service branch locations.
BUSINESS AND INDUSTRY
We operate as a community oriented bank that provides customers with a full range of products and services delivered through our customer focused business units. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank.
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
The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities. In addition, pursuant to the terms of the United States Department of the Treasury’s Capital Purchase Program, we may be subject to retroactive restrictions imposed by future federal statutes,which may adversely affect our ability to effectively manage our business.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York; therefore, our financial results are affected by economic conditions in this geographic area, which began to show signs of weakening during the latter half of 2008. If economic conditions in our markets continue to deteriorate or if we are unable to sustain our competitive posture, both our ability to expand our business, as well as the quality of our loan portfolio, could materially impact our financial results.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have identified accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require subjective and complex judgments. Accordingly, our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill, and income taxes are considered critical, as our judgments could have a material effect on our financial results. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2008 Form 10-K. A brief description of our current accounting policies involving significant management valuation judgments follows:
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
Investment Securities
All of our investment securities are classified as available for sale and recorded at current market value on our Consolidated Statements of Condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair value is based upon quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
We conduct a quarterly review and evaluation of our securities portfolio to determine if any declines in fair value are other than temporary. In making this determination we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. In addition, we consider our ability and intent to hold the investment securities currently in an unrealized loss position until they mature or for a sufficient period of time to allow for a recovery in their fair value. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to current period operations.
Goodwill
We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is performed on an annual basis or when certain triggering events are deemed to have occurred and utilizes the market comparable or income approach as the primary indicators of fair value of our business segments. If the estimated fair value of a business segment to which we have allocated goodwill is less than the financial statement carrying value, we would record a charge against earnings to reduce the carrying value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K.
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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009
Overview
Net income for the three months ended March 31, 2009 remained consistent with the same period in 2008. Our diluted earnings per share for the first quarter of 2009 was $0.14 compared to $0.18 per share for the first quarter of 2008, which reflects the impact of $2.7 million of preferred stock dividends and discount accretion related to preferred stock issued to the U.S. Department of the Treasury (“Treasury”) during the fourth quarter of 2008.
Results for the first quarter of 2009 as compared to the first quarter of 2008 reflect a number of positive trends highlighted by a 28 basis point increase in our net interest margin to 3.61%. This increase was the result of disciplined deposit pricing combined with a decrease in wholesale borrowing costs partially offset by downward repricing of our interest rate sensitive loan portfolios. Other highlights are as follows:
•	Net interest income increased by $12.6 million, or 21%, primarily due to a reduction in our funding costs.
•	Yields on our interest bearing liabilities declined 115 basis points to their lowest quarterly level in almost four years, reflective of the maturation of higher rate certificates of deposit accounts, the shift in customer preference to lower rate money market deposit accounts, and a reduction in our wholesale borrowing costs.
•	Results were impacted by a $1.3 million increase in federal deposit insurance premiums and the settlement of a service mark infringement matter for $2.8 million, net of insurance reimbursements.
Analysis of Financial Condition at March 31, 2009
Total assets increased $256.6 million from $9.3 billion at December 31, 2008 to $9.6 billion at March 31, 2009, primarily due to the $227.8 increase in our securities available for sale portfolio resulting from the deployment of the proceeds from our October 2008 follow-on stock offering and issuance of preferred stock under the Capital Purchase Program (“CPP”) in November of 2008. In addition, we noted the following balance trends during 2009:
•	Higher-yielding commercial loans have grown $67.1 million, or 7% annualized, since December 31, 2008.
•	Deposits increased $284.5 million, or 19% annualized, resulting from seasonal and new account growth.
•	Residential real estate loans, which we generally do not hold in our portfolio, decreased $76.1 million since December 31, 2008 due to sales of long-term fixed rate loans in the secondary market.
•	All of our capital ratios remain above the “well-capitalized” level.
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

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,262,505	35.3%	$2,211,402	34.4%
Construction	331,247	5.2	340,564	5.3
Business	969,836	15.1	940,304	14.6
Specialized lending	174,711	2.7	178,916	2.8

Total commercial loans	3,738,299	58.3	3,671,186	57.1
Residential real estate	1,914,691	29.8	1,990,784	31.0
Home equity	629,916	9.8	624,495	9.7
Other consumer	134,689	2.1	143,989	2.2

Total loans and leases	6,417,595	100.0%	6,430,454	100.0%

Net deferred costs and unearned discounts	31,813		33,321
Allowance for credit losses	(79,613)		(77,793)

Total loans and leases, net	$6,369,795		$6,385,982

During the first quarter of 2009, we experienced a 7% annualized increase in our higher yielding commercial loan portfolio as a result of our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continue to face liquidity and capital issues. This increase was more than offset by a 16% annualized decline in our residential real estate loan portfolio. While we experienced a significant increase in residential loan refinancing, including loans currently held by other financial institutions, ongoing consumer preference is for long-term fixed rate products which we generally do not maintain in our portfolio. This preference, combined with run-off in our own portfolio resulted in the decline in our residential real estate loan portfolio. In addition, we experienced a decrease in our other consumer loans portfolio, as we continue to deemphasize certain types of consumer loans, including indirect auto loans

Allowance for Credit Losses and Nonperforming Assets
Credit quality describes how our loans perform relative to their repayment terms. In general, when loan payments are timely and defaults are low, credit quality is high. As part of the lending process, subjective judgments about a borrower’s ability to repay and the value of any underlying collateral are made prior to approving a loan.
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
The following table presents the analysis of the allowance for credit losses for the periods indicated (amounts in thousands).

	Three months ended March 31,
	2009	2008

Balance at beginning of period	$77,793	$70,247
Net charge-offs:
Charge-offs	(7,305)	(2,710)
Recoveries	375	756

Net charge-offs	(6,930)	(1,954)

Acquired at acquisition date	—	2,890
Provision for credit losses	8,750	3,100

Balance at end of period	$79,613	$74,283

Ratio of annualized net charge-offs to average loans outstanding during the period	0.44%	0.13%

Ratio of annualized provision for credit losses to average loans outstanding during the period	0.55%	0.21%

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
The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands).

	March 31,	December 31,
	2009	2008
Nonaccruing loans:
Commercial real estate	$33,708	$26,546
Commercial business	3,772	7,411
Specialized lending	4,728	4,354
Residential real estate	6,600	5,516
Home equity	2,791	2,076
Other consumer	319	514

Total nonaccruing loans	51,918	46,417
Real estate owned	2,001	2,001

Total nonperforming assets	$53,919	$48,418

Total nonaccruing loans as a percentage of total loans	0.81%	0.72%
Total nonperforming assets as a percentage of total assets	0.56%	0.52%
Allowance for credit losses to total loans	1.23%	1.20%
Allowance for credit losses to nonaccruing loans	153%	168%
During the quarter ended March 31, 2009 our total nonaccruing loans increased $5.5 million from the prior quarter. The increase is largely attributable to one relationship that we believe is well secured. As a result, our nonaccruing loans represent 0.81% of our total loans as compared to 0.72% at December 31, 2008. As a percentage, our allowance for credit losses to nonaccruing loans decreased to 153% at March 31, 2009 from 168% at December 31, 2008. Net annualized charge-offs to average loans outstanding for the current quarter increased to 0.44% from 0.13% for the quarter ended March 31, 2008. We continue to have no direct exposure to subprime or Alt-A mortgages. We believe the level of allowance is sufficient to cover losses in our loan portfolios.
Investment Securities Portfolio
Our available for sale securities portfolio is comprised primarily of U.S. government agency and government sponsored enterprise debt securities; mortgage backed securities; collateralized mortgage obligations secured by U.S. government agencies and government sponsored enterprises; and to a lesser extent, non-agency issued collateralized mortgage obligations; and obligations of states and political subdivisions. Portions of our portfolio are utilized to meet pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.

During the quarter ended March 31, 2009 the balance of our securities portfolio increased $227.8 million to $1.8 billion from $1.6 billion at December 31, 2008, which was primarily attributable to the deployment of the proceeds from our October 2008 follow-on stock offering and our November 2008 sale of preferred stock to the Treasury. The majority of the funds were invested in mortgage-backed securities guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Association, or Government National Mortgage Association with an expected average life ranging from two to three years. Our investment portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 3.4 years at March 31, 2009.
During the quarter ended March 31, 2009, we experienced a $13.6 million improvement, net of deferred taxes, in the value of our available for sale investment securities, resulting in an unrealized gain of $852 thousand, net of deferred taxes, at quarter end. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or a temporary lack of liquidity in the market. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities, net of deferred taxes. At March 31, 2009, our pre-tax net gains were $1.4 million with an amortized cost of $1.8 billion. We have assessed the securities available for sale that were in an unrealized loss position at March 31, 2009 and determined that the decline in fair value is temporary. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the guarantor, the delinquency or default rates of underlying collateral, and our ability and intent to hold these securities until their fair value recovers to their amortized cost. At this point we deem any unrealized losses to be temporary, as we have the ability and intent to hold our investment securities currently in an unrealized loss position to recovery.
Deposits
The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$786,535	12.6%	$788,767	13.3%
Interest-bearing checking	503,863	8.1	485,220	8.2
Money market deposit accounts	2,216,321	35.6	1,940,136	32.6
Noninterest-bearing	705,965	11.3	718,593	12.1

Total core deposits	4,212,684	67.6	3,932,716	66.2
Certificates	2,015,412	32.4	2,010,897	33.8

Total deposits	$6,228,096	100.0%	$5,943,613	100.0%

During the first three months of 2009, we experienced a 19% annualized increase in our total deposit balances primarily as the result of seasonal and new account growth in money market and interest-bearing checking accounts, indicative of customer preferences for short term products and our focus on growing these profitable relationships. As a result, core deposits now comprise 68% of total deposits, up from 66% at December 31, 2008 and 62% in the same quarter in 2008. Our municipal deposit balances increased $174.6 million to $859.0 million at March 31, 2009, from $684.4 million at December 31, 2008 due to seasonal inflow of tax payment collections as well as new account growth.
Borrowings
Wholesale borrowings decreased $93.3 million during the first three months of 2009 to $1.4 billion as we were able to use the increase in our deposits to pay down $90.4 million of short-term borrowings. Multiple reductions in the federal funds interest rate during 2008 resulted in a 97 basis point decline in our borrowing costs during the first quarter of 2009 as compared to the same period in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

	Three months ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,450,237	$87,312	5.45%	$6,045,060	$94,260	6.25%
Securities available for sale and other investments(2)	1,774,559	19,917	4.49	1,380,918	17,526	5.08

Total interest-earning assets	8,224,796	107,229	5.24	7,425,978	111,786	6.03

Noninterest-earning assets(3)(4)	1,212,191			1,167,805

Total assets	$9,436,987			$8,593,783

Interest-bearing liabilities:
Savings deposits	$774,262	452	0.24%	$782,804	$646	0.33%
Checking deposits	486,663	191	0.16	468,411	383	0.33
Money market deposits	2,083,102	6,969	1.36	1,753,468	12,978	2.98
Certificates of deposit	2,012,120	13,301	2.68	2,235,016	23,101	4.16
Borrowed funds	1,507,374	12,276	3.29	1,205,857	12,817	4.26

Total interest-bearing liabilities	6,863,521	33,189	1.96	6,445,556	49,925	3.11

Noninterest-bearing deposits	689,596			627,762
Other noninterest-bearing liabilities	147,734			124,934

Total liabilities	7,700,851			7,198,252
Stockholders’ equity(3)	1,736,136			1,395,531

Total liabilities and stockholders’ equity	$9,436,987			$8,593,783

Net interest income		$74,040			$61,861

Net interest rate spread			3.28%			2.92%

Net earning assets	$1,361,275			$980,422

Net interest rate margin		3.61%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.83%			115.21%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest rate margin improved 28 basis points for the first quarter of 2009 as compared to the first quarter of 2008, reflecting:
•	Product mix shift in 2008 from maturing higher yielding certificates of deposit accounts to lower rate money market deposit accounts resulting in a more favorable funding mix in 2009.
•	Increase in average checking deposit balances of $18.3 million, or 16% annualized, as compared to the first quarter of 2008.
•	Reductions in the federal funds interest rate in late 2008 resulted in funding costs at their lowest quarterly level in almost four years.
•	Continued shift in our balance sheet mix from lower yielding residential real estate loans and retail consumer loans to higher yielding commercial loans.
Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, charge-offs, and economic considerations. The provision charged to income increased to $8.8 million for the three months ended March 31, 2009, or 0.55% of average loans, as compared to $3.1 million, or 0.21% of average loans, for the three months ended March 31, 2008. The increase was primarily due to an increase in nonaccruing commercial real estate loans resulting from deteriorations in economic conditions and the increased size of our higher risk commercial loan portfolio.

Noninterest Income
Noninterest income decreased slightly to $28.5 million for the quarter ended March 31, 2009 as compared to $29.3 million for the same quarter in 2008. We experienced a modest increase in transaction-based revenues from banking services despite a significant shift in consumer spending habits due to the recent economic decline. This was offset by a $971 thousand decrease in revenues related to gains on partnership investments recognized in the first quarter of 2008.
Although noninterest income as a percent of total revenues decreased to 28% for the quarter ended March 31, 2009 from 33% for the first quarter of 2008, the decrease was primarily attributable to the increased level of our net interest income. Noninterest income continues to be a significant source of stable revenue not subject to the potential volatility of changing interest rates.
Noninterest Expense
Noninterest expenses increased $5.6 million for the quarter ended March 31, 2009 as compared to the same quarter in 2008, resulting primarily from an increase in federal deposit insurance (“FDIC”) premiums and the settlement of a service mark infringement legal matter, as well as a full quarter of Great Lakes Bancorp, Inc. operating expenses. FDIC premiums increased $1.3 million due to the effects of the temporary increase to $250,000 of FDIC coverage on all accounts as well as our participation in the Temporary Liquidity Guarantee Program for noninterest bearing accounts. We expect to incur a 10 basis point, or $6.0 million, special assessment of FDIC premiums during the second quarter of 2009. We settled a service mark infringement legal matter during the first quarter of 2009 for $2.8 million, net of insurance reimbursements. In addition, we incurred $1.7 million in professional services during the current quarter in connection with the acquisition of 57 branches from National City Bank, which is expected to close in the third quarter of 2009.
Our increased net interest income and disciplined management of expenses facilitated the improvement in our efficiency ratio for the current quarter to 62.5% as compared to 64.4% for the same period in 2008. Excluding the impact of the professional services associated with the branch acquisitions and the settlement of the service mark infringement matter, our efficiency ratio improved to 57.4% for the quarter ending March 31, 2009, which compares to 62.1% for the same quarter in 2008, excluding the expenses associated with the acquisition of Great Lakes Bancorp, Inc.
Income Taxes
Our effective tax rate for the three months ended March 31, 2009 increased to 35.8% as compared to 34.5% for the same period in the prior year, due to New York State legislation partially phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank and the limitation on deductibility of certain executive compensation under the terms of the CPP. Our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and certain tax-related items.
CAPITAL RESOURCES
During the first quarter of 2009, our stockholders’ equity increased $15.1 million. The increase was primarily the result of $13.6 million of unrealized gains, net of deferred taxes, on our available for sale securities and our earnings (net of common stock dividends declared). These increases were partially offset by $2.1 million in preferred stock dividends and accretion related to the CPP.
For the three months ended March 31, 2009, we declared common stock dividends of $0.14 per share, or $16.2 million, representing a payout ratio of 100%. At this time, we do not anticipate increasing our per share dividend as it is important that we preserve our liquidity and maintain our capital position in the current economic environment. Until November 21, 2011 or until we have fully redeemed the preferred stock, approval from the Treasury is required for us to increase our common stock dividend.
On April 20, 2009, in an effort to further enhance our strong capital levels in anticipation of the closing of our acquisition of 57 Western Pennsylvania branches from National City Bank (“National City”), to facilitate repayment of the $184.0 million of preferred stock and common stock warrant issued to the Treasury pursuant to the CPP, and for general corporate purposes, we issued 31.1 million shares of common stock in an underwritten stock offering at a price of $12.25 per share. Net proceeds totaled approximately $360.7 million after deducting underwriting discounts and commissions and offering expenses of $19.6 million.
Additionally, in order to provide us with an alternative funding source, concurrent with our entry into the agreement to purchase the 57 Western Pennsylvania branches from National City, we entered into a Securities Purchase Agreement with The PNC Financial Services Group, Inc. (“PNC”) and National City (the “Securities Purchase Agreement”) pursuant to which we have the right to require PNC to purchase the lesser of 6.8 million shares of our common stock and the number of shares of our common stock that would result in an aggregate purchase price of $75.0 million, in each case at a per share purchase price equal to the five-day volume weighted average price at closing of the acquisition. Additionally, we have the right to require National City to purchase our 12% Senior Notes due 2014 in an aggregate principal amount of up to $150.0 million less the purchase price paid by PNC for any common stock issued pursuant to the Securities Purchase Agreement. We have until September 30, 2009 to exercise our rights under the Securities Purchase Agreement.
At March 31, 2009, we held more than 6.7 million shares of our common stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. However, approval is required from the Treasury prior to any purchases until the earlier of November 21, 2011 or until their shares of preferred stock are fully redeemed. In addition, we are not likely to make additional purchases until the economy and capital markets stabilize. During the first quarter of 2009, we did not make any repurchases of our common stock, and as of March 31, 2009, we are authorized to repurchase an additional 3.5 million shares under current repurchase programs. We issued 189 thousand shares from treasury stock in connection with restricted stock awards during the first quarter of 2009.

Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of March 31, 2009. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$738,891	8.48%	130,624	1.50%	N/A	N/A	%
Tier 1 (core) capital	738,891	8.48	348,332	4.00	435,414	5.00
Tier 1 risk based capital	738,891	11.53	256,250	4.00	384,375	6.00
Total risk based capital	818,033	12.77	512,500	8.00	640,624	10.00
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures to be meaningful measures of capital quality. Tangible common equity to tangible assets represents common stockholders’ equity less goodwill and core deposit and other intangibles. This ratio amounted to 8.89% and 8.96% at March 31, 2009 and December 31, 2008, respectively. Tangible common equity to risk-weighted assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. Risk-weighted assets are calculated by assigning asset and off-balance sheet items to one of four risk categories, which are assigned risk weights of zero percent, 20 percent, 50 percent, and 100 percent. This ratio amounted to 12.21% and 12.26% at March 31, 2009 and December 31, 2008, respectively.
LIQUIDITY
Liquidity refers to our ability to obtain cash, or to convert assets into cash efficiently and economically. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating and investing activities.
•	Meet increases in demand for loans and other assets.
•	Provide for decreases in deposits.
•	Minimize excess balances in lower yielding asset accounts.
Cash, interest-bearing demand accounts at correspondent banks and brokerage houses, federal funds sold, and short-term money market investments are our most liquid assets. The levels of those assets are monitored daily and are dependent on operating, financing, lending, and investing activities during any given period. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event that funds beyond those generated internally are required due to higher than expected loan demand, deposit outflows, or the amount of debt maturing, additional sources of funds are available through the use of FHLB advances, repurchase agreements, the sale of loans or investments, or the use of our lines of credit.
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
As of March 31, 2009, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $161.9 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2009 has been funded primarily by cash flow generated from our deposit growth, principal and interest received from maturing assets, and the proceeds from our sale of preferred stock to the Treasury.
We have a total borrowing capacity of up to $2.3 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $1.5 billion was utilized as of March 31, 2009.

In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of March 31, 2009, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $1.3 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $687.3 million at March 31, 2009 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $317.9 million and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $101.5 million at March 31, 2009 and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
At the end of the current quarter, we were committed to sell residential mortgages amounting to $63.5 million, consistent with our approach to sell long-term fixed rate mortgages.
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
Our Asset and Liability Committee (ALCO), which is comprised of members of senior management, monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment.
The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at March 31, 2009. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions.

	Calculated decrease at March 31, 2009
Changes in interest rates(1)	Net interest income	% Change
	(in thousands)
+200 basis points	$(1,043)	(0.35)%
+100 basis points	(189)	(0.06)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at March 31, 2009, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

ITEM 4. Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2009 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2009. During the quarter ended March 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:
First Niagara Insurance Brokers, Inc. v. First Niagara Financial Group, Inc., U.S.D.C., W.D.N.Y., Civil No. 1:07-cv-0833 JTC. On October 10, 2007, First Niagara Insurance Brokers, Inc. (“FN-Canada”), an unrelated insurance broker licensed in Canada but not in the United States, filed an action in the federal court for the Southern District of New York alleging service mark infringement and several related New York State causes of action. FN-Canada claimed that it owned a United States common law service mark in the term FIRST NIAGARA and that the Company was infringing this mark. FN-Canada sought an injunction and damages of $532 million.
On March 10, 2009, the Company and FN-Canada reached a settlement of all disputes with respect to service marks using the term FIRST NIAGARA in the United States, whether for banking, insurance, or leasing services. As a result of the settlement, a Stipulation of Dismissal of the district court lawsuit has been filed, and approved by the Court, and United States service mark registrations for marks incorporating the FIRST NIAGARA mark are expected to be issued to the Company by the U.S. Patent and Trademark Office in due course. The specific terms of the settlement are subject to a confidentiality agreement and the settlement amount of $2.8 million, net of insurance reimbursements, is included in noninterest expense in our Consolidated Statements of Income for the quarter ended March 31, 2009.
ITEM 1A. Risk Factors
There are no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our 2008 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2009.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.
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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: May 8, 2009	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002