Form 10-Q
period 2009-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2009-08-07
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of August 4, 2009, there were issued and outstanding 149,799,507 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
Assets

Cash and cash equivalents	$165,072	110,552
Restricted cash	4,000	3,999
Investment securities:
Available for sale, at estimated fair value	3,339,871	1,573,101
Held to maturity, at amortized cost (estimated fair value of $395,370)	398,049	—
Loans held for sale	34,110	1,698
Loans and leases, net of allowance for credit losses of $82,542 and $77,793 in 2009 and 2008	6,329,729	6,384,284
Bank owned life insurance	129,790	127,151
Premises and equipment, net	112,105	95,978
Goodwill	749,028	748,971
Core deposit and other intangibles, net	32,019	35,578
Other assets	283,398	250,060

Total assets	$11,577,171	9,331,372

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,240,328	5,943,613
Short-term borrowings	2,450,501	717,464
Long-term borrowings	742,336	822,763
Other liabilities	225,427	120,269

Total liabilities	9,658,592	7,604,109

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 184,011 shares issued and outstanding in 2008	—	176,719
Common stock, $0.01 par value, 250,000,000 shares authorized; 156,469,261 and 125,419,261 shares issued in 2009 and 2008	1,565	1,254
Additional paid-in capital	1,684,418	1,326,159
Retained earnings	359,838	369,671
Accumulated other comprehensive loss	(13,079)	(29,429)
Common stock held by ESOP; 2,978,999 and 3,094,365 shares in 2009 and 2008	(23,086)	(23,843)
Treasury stock, at cost; 6,706,208 and 6,857,554 shares in 2009 and 2008	(91,077)	(93,268)

Total stockholders’ equity	1,918,579	1,727,263

Total liabilities and stockholders’ equity	$11,577,171	9,331,372

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans and leases	$86,827	94,801	173,886	188,794
Investment securities and other	23,967	16,601	42,727	32,595

Total interest income	110,794	111,402	216,613	221,389

Interest expense:
Deposits	18,980	31,655	39,893	68,763
Borrowings	11,869	13,138	24,145	25,955

Total interest expense	30,849	44,793	64,038	94,718

Net interest income	79,945	66,609	152,575	126,671
Provision for credit losses	8,900	4,900	17,650	8,000

Net interest income after provision for credit losses	71,045	61,709	134,925	118,671

Noninterest income:
Banking services	10,053	9,955	20,023	19,265
Insurance and benefits consulting	13,164	13,129	25,712	25,891
Wealth management services	1,834	2,860	4,052	5,077
Lending and leasing	2,240	2,225	4,224	4,480
Bank owned life insurance	1,321	1,255	2,630	2,432
Other	162	212	593	1,758

Total noninterest income	28,774	29,636	57,234	58,903

Noninterest expense:
Salaries and employee benefits	35,195	33,844	68,432	67,263
Occupancy and equipment	6,147	5,812	12,613	12,972
Technology and communications	5,374	4,932	10,427	9,939
Marketing and advertising	2,821	2,462	5,353	4,964
Professional services	2,875	925	5,839	1,997
Amortization of core deposit and other intangibles	1,847	2,209	3,738	4,460
Federal deposit insurance premiums	6,980	246	8,479	491
Litigation settlement, net	—	—	2,845	—
Other	6,846	6,164	13,506	12,015

Total noninterest expense	68,085	56,594	131,232	114,101

Income before income taxes	31,734	34,751	60,927	63,473
Income taxes	10,934	11,672	21,385	21,581

Net income	20,800	23,079	39,542	41,892
Preferred stock dividend	1,431	—	3,731	—
Accretion of preferred stock discount	7,947	—	8,315	—

Net income available to common stockholders	$11,422	23,079	27,496	41,892

Earnings per share:
Basic	$0.08	0.22	0.22	0.40
Diluted	$0.08	0.22	0.22	0.40

Weighted average common shares outstanding:
Basic	139,827	105,884	127,119	104,558
Diluted	140,165	106,523	127,485	105,074

Dividends per common share	$0.14	0.14	0.28	0.28
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$20,800	23,079	$39,542	41,892

Other comprehensive income (loss), net of income taxes:
Securities available for sale:
Net unrealized gains (losses) arising during the period	2,212	(11,863)	15,779	(5,987)
Net unrealized gains on interest rate swaps	218	—	193	—
Amortization of net loss related to pension and post-retirement plans	188	7	378	24

Total other comprehensive income (loss)	2,618	(11,856)	16,350	(5,963)

Total comprehensive income	$23,418	11,223	$55,892	35,929

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	loss	ESOP	stock	Total

Balances at January 1, 2009	$176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	(93,268)	1,727,263

Net income	—	—	—	39,542	—	—	—	39,542
Total other comprehensive income, net	—	—	—	—	16,350	—	—	16,350
Proceeds from follow-on stock offering, net of related expenses	—	311	360,420	—	—	—	—	360,731
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares committed to be released	—	—	430	—	—	757	—	1,187
Stock-based compensation expense	—	—	2,474	—	—	—	—	2,474
Excess tax expense from stock-based compensation	—	—	(82)	—	—	—	—	(82)
Exercise of stock options and restricted stock activity	—	—	(2,283)	(625)	—	—	2,191	(717)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Cumulative preferred stock dividend	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividend of $0.28 per share	—	—	—	(36,704)	—	—	—	(36,704)

Balances at June 30, 2009	$—	1,565	1,684,418	359,838	(13,079)	(23,086)	(91,077)	1,918,579

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	loss	ESOP	stock	Total

Balances at January 1, 2008	$—	1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179

Adoption of SFAS No. 158, net of tax	—	—	—	(117)	—	—	—	(117)

Balances at January 1, 2008, as adjusted	—	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062
Net income	—	—	—	41,892	—	—	—	41,892
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	—	54	73,728	—	—	—	—	73,782
Total other comprehensive loss, net	—	—	—	—	(5,963)	—	—	(5,963)
Purchase of treasury stock	—	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	—	542	—	—	812	—	1,354
Stock-based compensation expense	—	—	2,735	—	—	—	—	2,735
Excess tax benefit from stock-based compensation	—	—	142	—	—	—	—	142
Exercise of stock options and restricted stock activity	—	—	(1,731)	(859)	—	—	2,766	176
Common stock dividend of $0.28 per share	—	—	—	(29,033)	—	—	—	(29,033)

Balances at June 30, 2008	$—	1,254	1,320,182	356,539	(8,567)	(24,538)	(213,518)	1,431,352

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$39,542	41,892
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	7,606	3,255
Provision for credit losses	17,650	8,000
Depreciation of premises and equipment	6,190	5,460
Asset writedowns	1,549	890
Amortization of core deposit and other intangibles	3,738	4,460
Originations of loans held for sale	(242,621)	(46,704)
Proceeds from sales of loans held for sale	207,905	46,146
Loss (gain) on sale of loans	2,304	(102)
ESOP and stock-based compensation expense	3,661	4,199
Deferred income tax expense (benefit)	1,281	(85)
Income from bank owned life insurance	(2,630)	(2,432)
Net increase in other assets	(17,378)	(3,569)
Net increase in other liabilities	6,414	1,147

Net cash provided by operating activities	35,211	62,557

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	129,308	156,287
Proceeds from sale of securities available for sale	995	—
Principal payments received on securities available for sale	237,576	108,268
Purchases of securities available for sale	(2,024,463)	(127,406)
Principal payments received on securities held to maturity	1,648	—
Purchases of securities held to maturity	(400,062)	—
Net decrease (increase) in loans and leases	31,494	(173,526)
Acquisitions, net of cash and cash equivalents	(237)	(84,445)
Other, net	(39,530)	(8,510)

Net cash used in investing activities	(2,063,271)	(129,332)

Cash flows from financing activities:
Net increase in deposits	296,415	16,013
Proceeds from (repayments of) short-term borrowings, net	1,658,454	(48,346)
Proceeds from long-term borrowings	—	190,000
Repayments of long-term borrowings	(4,821)	(9,199)
Proceeds from exercise of stock options	51	394
Excess tax (expense) benefit from stock-based compensation	(82)	142
Issuance of common stock in follow-on stock offering, net	360,731	—
Repurchase of common stock warrant	(2,700)	—
Redemption of preferred stock	(184,011)	—
Purchase of treasury stock	—	(6,795)
Dividends paid on cumulative preferred stock	(4,754)	—
Dividends paid on common stock	(36,702)	(29,033)

Net cash provided by financing activities	2,082,581	113,176

Net increase in cash and cash equivalents	54,521	46,401
Cash and cash equivalents at beginning of period	114,551	114,991

Cash and cash equivalents at end of period	$169,072	161,392

Cash paid during the period for:
Income taxes	$22,663	23,609
Interest expense	64,792	94,178
Acquisition of noncash assets and liabilities:
Assets acquired	237	902,067
Liabilities assumed	—	743,841
Loans transferred to other real estate owned	4,606	1,328
Securities available for sale purchased not settled	86,903	7,778
Capital lease obligation	$11,928	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on 10-K. Results for the six months ended June 30, 2009 do not necessarily reflect the results that may be expected for the year ending December 31, 2009. Reclassifications are made whenever necessary to conform prior period’s presentation to the current period’s presentation. The Company and the Bank are referred to collectively as “we” or “our.”
Note 1. Pending Acquisitions
National City Bank branches
On April 6, 2009, we entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with National City Bank (“National City”) and The PNC Financial Services Group, Inc. (“PNC”) whereby we agreed to purchase certain assets and assume certain liabilities of 57 National City branches in the Pittsburgh, Erie, and Warren, Pennsylvania markets. The Board of Governors of the Federal Reserve System and the U.S. Department of Justice required National City to divest these and other branches in connection with the merger of PNC and National City’s former parent company, National City Corporation. The transaction is expected to close in the third quarter of 2009, upon which we will assume approximately $4.2 billion of deposit liabilities and acquire approximately $838.9 million of loans and $3.2 billion in cash, as well as the real and personal property associated with the branch locations. The acquisition is subject to the approval of the Office of Thrift Supervision.
Concurrent with the execution of the Purchase Agreement, we entered into a Securities Purchase Agreement with PNC and National City (the “Securities Purchase Agreement”) pursuant to which we have the right to require PNC to purchase the lesser of 6.8 million shares of our common stock or the number of shares of our common stock that would result in an aggregate purchase price of $75.0 million, in each case at a per share purchase price equal to the five-day weighted average price upon the closing of the transaction. In addition, we have the right to require National City to purchase our 12% Senior Notes due 2014 in an aggregate principal amount of up to $150.0 million less the purchase price paid by PNC for any common stock issued pursuant to the Securities Purchase Agreement.
Harleysville National Corporation
On July 26, 2009, First Niagara Financial Group, Inc. and Harleysville National Corporation (“Harleysville”), the holding company for Harleysville National Bank, jointly announced a definitive merger agreement under which Harleysville will merge into the Company in a transaction valued at approximately $237 million. Under the terms of the agreement, stockholders of Harleysville will receive 0.474 share of Company stock for each share of Harleysville common stock they own. The agreement establishes loan delinquency thresholds and provides for a reduction in the exchange ratio and the ability to terminate the merger agreement in the event of specified increases in Harleysville loan delinquencies prior to closing. At June 30, 2009, Harleysville had total assets of approximately $5.6 billion, including $3.6 billion in loans, deposits of approximately $4.1 billion, and 83 bank branches across nine Eastern Pennsylvania counties. The acquisition is expected to be completed in the first quarter of 2010 and is subject to the approvals of Harleysville stockholders and the applicable regulatory agencies.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at June 30, 2009 and December 31, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
At June 30, 2009:	cost	gains	losses	value

Investment securities available for sale:
Debt securities:
States and political subdivisions	$373,697	4,789	(56)	378,430
U.S. Government agencies and government sponsored enterprises	239,120	132	(105)	239,147
Corporate	3,377	—	(1,380)	1,997

Total debt securities	616,194	4,921	(1,541)	619,574

Mortgage-backed securities:
Federal National Mortgage Association	130,701	3,969	(27)	134,643
Federal Home Loan Mortgage Corporation	156,856	6,375	(10)	163,221
Government National Mortgage Association	31,989	124	(604)	31,509

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	643,194	10,889	(1,491)	652,592
Federal National Mortgage Association	572,470	6,774	(1,118)	578,126
Government National Mortgage Association	938,317	2,379	(4,543)	936,153
Non-Agency issued	236,384	650	(20,291)	216,743

Total collateralized mortgage obligations	2,390,365	20,692	(27,443)	2,383,614

Total mortgage-backed securities	2,709,911	31,160	(28,084)	2,712,987

Asset-backed securities	3,385	—	(129)	3,256
Other	5,307	12	(1,265)	4,054

Total securities available for sale	$3,334,797	36,093	(31,019)	3,339,871

Investment securities held to maturity:
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	$144,216	5	(190)	144,031
Federal National Mortgage Association	102,303	—	(325)	101,978
Government National Mortgage Association	151,530	—	(2,169)	149,361

Total securities held to maturity	$398,049	5	(2,684)	395,370

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2008:	cost	gains	losses	value

Investment securities available for sale:
Debt securities:
States and political subdivisions	$295,639	4,160	(52)	299,747
U.S. Government agencies and government sponsored enterprises	29,968	50	(20)	29,998
Corporate	5,028	1	(1,589)	3,440

Total debt securities	330,635	4,211	(1,661)	333,185

Mortgage-backed securities:
Federal National Mortgage Association	146,646	2,916	(300)	149,262
Federal Home Loan Mortgage Corporation	182,929	5,921	(12)	188,838
Government National Mortgage Association	11,711	64	(399)	11,376

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	446,086	4,074	(69)	450,091
Federal National Mortgage Association	179,657	1,398	(1,194)	179,861
Government National Mortgage Association	24,257	87	(404)	23,940
Non-Agency issued	263,432	106	(34,523)	229,015

Total collateralized mortgage obligations	913,432	5,665	(36,190)	882,907

Total mortgage-backed securities	1,254,718	14,566	(36,901)	1,232,383

Asset-backed securities	3,499	—	(122)	3,377
Other	5,307	8	(1,159)	4,156

Total securities available for sale	$1,594,159	18,785	(39,843)	1,573,101

The table below details certain information regarding our investment securities that were in an unrealized loss position at June 30, 2009 and December 31, 2008 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2009:	value	losses	value	losses	value	losses

Investment securities available for sale:
Debt securities:
States and political subdivisions	$27,959	46	297	10	28,256	56
U.S. Government agencies and government sponsored enterprises	211,895	105	—	—	211,895	105
Corporate	—	—	1,747	1,380	1,747	1,380

Total debt securities	239,854	151	2,044	1,390	241,898	1,541

Mortgage-backed securities:
Federal National Mortgage Association	561	1	1,715	26	2,276	27
Federal Home Loan Mortgage Corporation	93	1	440	9	533	10
Government National Mortgage Association	20,290	450	8,529	154	28,819	604

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	177,715	1,491	—	—	177,715	1,491
Federal National Mortgage Association	168,387	1,118	—	—	168,387	1,118
Government National Mortgage Association	533,053	4,543	—	—	533,053	4,543
Non-Agency issued	24,734	2,017	179,936	18,274	204,670	20,291

Total collateralized mortgage obligations	903,889	9,169	179,936	18,274	1,083,825	27,443

Total mortgage-backed securities	924,833	9,621	190,620	18,463	1,115,453	28,084

Asset-backed securities	—	—	3,256	129	3,256	129
Other	—	—	3,188	1,265	3,188	1,265

Total securities available for sale in an unrealized loss position	$1,164,687	9,772	199,108	21,247	1,363,795	31,019

Investment securities held to maturity:
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	$92,927	190	—	—	92,927	190
Federal National Mortgage Association	101,978	325	—	—	101,978	325
Government National Mortgage Association	149,361	2,169	—	—	149,361	2,169

Total securities held to maturity in an unrealized loss position	$344,266	2,684	—	—	344,266	2,684

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2008:	value	losses	value	losses	value	losses

Securities available for sale:
Debt securities:
States and political subdivisions	$6,116	48	379	4	6,495	52
U.S. Government agencies and government sponsored enterprises	1,971	20	—	—	1,971	20
Corporate	1,689	1,589	—	—	1,689	1,589

Total debt securities	9,776	1,657	379	4	10,155	1,661

Mortgage-backed securities:
Federal National Mortgage Association	31,438	258	2,282	42	33,720	300
Federal Home Loan Mortgage Corporation	111	1	976	11	1,087	12
Government National Mortgage Association	9,550	395	121	4	9,671	399

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	23,318	29	3,863	40	27,181	69
Federal National Mortgage Association	44,695	1,192	702	2	45,397	1,194
Government National Mortgage Association	13,193	404	—	—	13,193	404
Non-Agency issued	201,193	33,433	24,954	1,090	226,147	34,523

Total collateralized mortgage obligations	282,399	35,058	29,519	1,132	311,918	36,190

Total mortgage-backed securities	323,498	35,712	32,898	1,189	356,396	36,901

Asset-backed securities	3,149	79	228	43	3,377	122
Other	351	3	3,297	1,156	3,648	1,159

Total securities available for sale in an unrealized loss position	$336,774	37,451	36,802	2,392	373,576	39,843

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
At June 30, 2009, of the 77 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position in our available for sale securities portfolio, 19 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at June 30, 2009 were primarily due to the changes in interest rates and continued illiquidity and uncertainty in the markets. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity.
Non-Agency Collateralized Mortgage Obligations
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, projected losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit loss coverage is sufficient, it indicates that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. We review the resulting cash flows to determine whether we will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period.
At June 30, 2009, of the 52 non-agency collateralized mortgage obligations in an unrealized loss position, 39 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at June 30, 2009 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. In addition to the analysis of cash flow projections and level of credit support noted above, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default, and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.
Municipal and Corporate Debt Securities and Other
We have assessed the remaining securities in our available for sale portfolio that were in an unrealized loss position at June 30, 2009 and December 31, 2008 and determined that the decline in fair value was temporary, except with respect to one collateralized debt obligation for which we recorded an other than temporary impairment charge of $162 thousand during the second quarter of 2009 and $700 thousand in 2008. We believe the decline in fair value was caused by changes in interest rates and the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, and the delinquency or default rates of the underlying collateral. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity. At June 30, 2009, of the 47 municipal and corporate debt and other securities in a continuous unrealized loss position, 12 were in a continuous unrealized loss position for 12 months or more.
Scheduled contractual maturities of our investment securities at June 30, 2009 are as follows:

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Debt securities:
Within one year	$438,802	440,088	$—	—
After one year through five years	159.708	162,773	—	—
After five years through ten years	12,969	13,208	—	—
After ten years	4,715	3,505	—	—

Total debt securities	616,194	619,574	—	—

Asset-backed securities	3,385	3,256	—	—
Mortgage-backed securities	2,709,911	2,712,987	398,049	395,370
Other	5,307	4,054	—	—

	$3,334,797	3,339,871	$398,049	395,370

While the contractual maturities of our mortgage-backed securities and asset-backed securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.
Note 3. Loans and Leases
The following is a summary of our loans and leases for the dates indicated:

	June 30,	December 31,
	2009	2008

Commercial:
Real estate	$2,353,167	2,211,402
Construction	303,483	340,564
Business	983,913	940,304
Specialized lending(1)	182,297	178,916

Total commercial loans	3,822,860	3,671,186

Residential real estate(2)	1,815,041	1,990,784
Home equity	647,878	624,495
Other consumer	129,738	143,989

Total loans and leases	6,415,517	6,430,454

Net deferred costs and unearned discounts	30,864	33,321
Allowance for credit losses	(82,542)	(77,793)

Total loans and leases, net	$6,363,839	6,385,982

(1)	Includes commercial leases and financed insurance premiums.

(2)	Includes $34.1 million and $1.7 million of loans held for sale at June 30, 2009 and December 31, 2008, respectively.
The following table presents the analysis of the allowance for credit losses for the periods indicated:

	Six months ended June 30,
	2009	2008

Balance at beginning of period	$77,793	70,247
Charge-offs	(13,784)	(7,243)
Recoveries	883	1,234
Provision for credit losses	17,650	8,000
Acquired at acquisition date	—	2,890

Balance at end of period	$82,542	75,128

The table below details additional information on our loans as of June 30:

	2009	2008

Nonaccrual loans	$52,297	34,393

Interest income that would have been recorded if loans had been performing in accordance with original terms	257	346

Balance of impaired loans	44,399	21,806

Allowance relating to impaired loans included in allowance for credit losses	4,342	4,395

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	16,848	7,821
We had no loans past due 90 days or more that were still accruing interest at June 30, 2009 and December 31, 2008.

Note 4. Mortgage Servicing Rights
The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated:

	Six months ended June 30,
	2009	2008

Balance at beginning of period	$4,295	4,312
Additions	2,406	275
Amortization	(845)	(308)

Balance at end of period	5,856	4,279
Valuation allowance	(1,387)	—

Mortgage servicing rights, net	$4,469	4,279

Our MSRs are initially recorded at their relative fair value in other assets in the Consolidated Statements of Condition. We amortize MSRs in proportion to the estimated net servicing revenues. We assess the fair value of our MSRs quarterly based on market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing right calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing the loans, an appropriate discount rate, loan default rates, and prepayment speeds.
For purposes of evaluating and measuring impairment, we stratify our MSRs based on the predominant risk characteristics which include such factors as loan type, note rate and term. If the fair value of a stratum is less than the carrying value, we will reduce the carrying value through a valuation allowance. During the six months ended June 30, 2009, a provision for impairment of $1.4 million was added to the valuation allowance for MSRs because the carrying value of certain strata of MSRs exceeded estimated fair value due to an increase in prepayment projections as a result of recent declines in residential mortgage interest rates.
Note 5. Deposits
The following is a summary of deposit balances for the dates indicated:

	June 30,	December 31,
	2009	2008

Savings	$805,646	788,767
Interest-bearing checking	522,977	485,220
Money market deposit accounts	2,375,493	1,940,136
Noninterest-bearing	761,160	718,593
Certificates	1,775,052	2,010,897

Total deposits	$6,240,328	5,943,613

Included in total deposits are municipal deposits totaling $824.3 million and $684.4 million at June 30, 2009 and December 31, 2008, respectively. Included in certificates of deposit at June 30, 2009 and December 31, 2008 are $262.7 million and $196.3 million, respectively, of deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network.
Note 6. Interest Rate Swaps
To hedge the interest rate risk on certain variable-rate long-term borrowings, we entered into two interest rate swaps during 2008, each with a notional amount of $25.0 million and a maturity date of September 2011. We designated these swaps as cash flow hedges. We entered into these swaps in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in interest rates. The swaps had a negative carrying value and estimated fair value of $1.9 million at June 30, 2009 and $2.3 million at December 31, 2008, which is included in other liabilities in our Consolidated Statements of Condition. The increase in the unrealized gain on the swaps, net of deferred taxes, for the six months ended June 30, 2009 was $193 thousand and is included in total comprehensive income in our Consolidated Statements of Comprehensive Income.
We also act as an interest rate swap counterparty for certain commercial customers. In order to mitigate our exposure to holding long term fixed rate commercial loans, we enter into corresponding and offsetting hedge positions with third parties. The total notional amount relating to these interest rate swaps amounted to $135.6 million and $113.3 million at June 30, 2009 and December 31, 2008, respectively. The net increase in the fair value of these swaps amounted to $179.5 thousand during the six months ended June 30, 2009 and is included in other noninterest income in our Consolidated Statements of Income.

Note 7. Capital
On April 20, 2009 we issued 31.1 million shares of common stock in an underwritten public stock offering at a price of $12.25 per share. Net proceeds of the offering totaled $360.7 million after deducting underwriting discounts and commissions and offering expenses of $19.6 million. On May 27, 2009 we utilized $184.3 million of the proceeds to repay the preferred stock issued to the U.S. Department of the Treasury (“Treasury”) under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”) and the related final accrued dividend. At the time of the payment all rights of the Treasury, as the holder of the preferred stock, terminated. The redemption of the preferred stock, which had a carrying value of $176.3 million, required us to record $7.7 million of discount accretion for the difference between the redemption price and the carrying value of the preferred stock. Pursuant to the terms of the Agreement, the number of shares of common stock available under the warrant was reduced by one-half as a result of the capital we raised in our April 2009 offering.
On June 24, 2009, we entered into a Warrant Repurchase Agreement with the Treasury to repurchase the warrant for the remaining 953 thousand shares of our common stock that we had issued and sold to the Treasury. As a result of the repurchase, our stockholders’ equity decreased by $2.7 million.
The remainder of the offering proceeds were used to enhance our capital levels as well as for general corporate use.
Note 8. Earnings Per Share
As of January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This position requires that our unvested restricted awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of earnings per share (“EPS”) pursuant to the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The following table is a computation of our basic and diluted earnings per share under the two-class method for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator for basic and diluted net income per common stock share:
Net income available to common stockholders	$11,422	23,079	27,496	41,892
Less dividends:
Common stockholders	20,477	14,805	36,586	28,871
Unvested restricted stock awards	55	78	118	162

Total (overdistributed) undistributed earnings	(9,110)	8,196	(9,208)	12,859

Common stockholders (overdistributed) undistributed earnings — basic	(9,084)	8,153	(9,177)	12,790
Unvested restricted stock awards (overdistributed) undistributed earnings — basic	(26)	43	(31)	69

Total (overdistributed) undistributed earnings	(9,110)	8,196	(9,208)	12,859

Numerator for basic net income per common stock share	$11,393	22,958	27,409	41,661

Denominator for basic and diluted net income per common stock share:
Weighted average common shares outstanding:
Total shares issued	149,986	125,419	137,380	124,090
Unallocated ESOP shares	(3,036)	(3,260)	(3,065)	(3,292)
Unvested restricted stock awards	(409)	(562)	(435)	(566)
Treasury shares	(6,714)	(15,713)	(6,761)	(15,674)

Total basic weighted average common shares outstanding	139,827	105,884	127,119	104,558

Incremental shares from assumed exercise of stock options	135	409	143	300

Incremental shares from assumed vesting of restricted stock awards	203	230	223	216

Total diluted weighted average common shares outstanding	140,165	106,523	127,485	105,074

Basic earnings per common share	$0.08	0.22	0.22	0.40

Diluted earnings per common share	$0.08	0.22	0.22	0.40

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	2,733	748	2,659	1,457

Note 9. Fair Value Measurements
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
Our valuation methodologies may produce a fair value calculation that may not be reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at June 30, 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities Available for Sale
The fair value of our available for sale securities portfolio was primarily estimated using Level 2 inputs. At June 30, 2009, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $3.3 billion.
Due to the lack of observable market data, we classify our collateralized debt obligations (“CDOs”), a component of corporate debt securities, in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments. During the three and six months ended June 30, 2009, we recorded an impairment loss in the amount of $162 thousand, adjusting the carrying value and estimated fair value of the CDOs to $365 thousand at June 30, 2009.
Interest Rate Swaps
The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not material to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy. At June 30, 2009, our swaps had a negative carrying value and estimated fair value, using Level 2 inputs, of $2.0 million.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the six months ended June 30, 2009, we recorded an $8.7 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $19.1 million.
Mortgage Servicing Rights
The fair value of our MSRs was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the three and six months ended June 30, 2009, we recorded a $687 thousand and $1.4 million valuation allowance, respectively, as a result of adjusting the carrying value and estimated fair value of our MSRs to $4.5 million.
Real Estate Owned
The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the six months ended June 30, 2009, we recorded a reduction to real estate owned of $512 thousand as a result of adjusting the carrying value and estimated fair value of certain real estate owned to $800 thousand.

Note 10. Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments as of June 30, 2009 are as follows (in thousands):

		Estimated fair
	Carrying value	value

Financial assets:
Cash and cash equivalents	$169,072	169,072
Investment securities available for sale	3,339,871	3,339,871
Investment securities held to maturity	398,049	395,370
Loans and leases, net(1)	6,363,839	6,529,248
FHLB stock	90,983	90,983
Accrued interest receivable	38,734	38,734
Financial liabilities:
Deposits	$6,240,328	6,246,057
Borrowings	3,192,837	3,026,900
Accrued interest payable	9,867	9,867

(1)	Included in loans and leases, net are residential mortgage loans held for sale with a carrying value of $34.1 million and a fair value of $36.9 million at June 30, 2009.
Our fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.
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
Investment Securities
We carry our investment securities held to maturity at cost and we carry our investment securities available for sale at fair value. The fair value estimates of these securities are primarily based on quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
Loans and Leases
Our variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value.
We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted quarter-end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
FHLB Stock
The carrying value of our FHLB stock approximates fair value.
Accrued Interest Receivable
The carrying value of accrued interest receivable approximates fair value.
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

Accrued Interest Payable
The carrying value of accrued interest payable approximates fair value.
Commitments
The fair value of our commitments to extend credit, standby letters of credit, and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. These amounts are not material.
Note 11. Pension and Other Postretirement Plans
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
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Pension plans:
Service cost	$48	—	96	—
Interest cost	1,007	950	2,014	1,901
Expected return on plan assets	(739)	(935)	(1,478)	(1,870)
Amortization of unrecognized loss	315	—	630	—

Net pension cost	$631	15	1,262	31

Other postretirement plans:
Interest cost	$127	141	254	283
Amortization of unrecognized loss	6	3	12	6
Amortization of unrecognized prior service liability	(16)	(16)	(32)	(32)

Net postretirement cost	$117	128	234	257

Note 12. Segment Information
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
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
For the three months ended:	Banking	services	total
June 30, 2009
Net interest income	$79,945	—	79,945
Provision for credit losses	8,900	—	8,900

Net interest income after provision for credit losses	71,045	—	71,045
Noninterest income	15,544	13,230	28,774
Amortization of core deposit and other intangibles	1,047	800	1,847
Other noninterest expense	55,861	10,377	66,238

Income before income taxes	29,681	2,053	31,734
Income tax expense	10,113	821	10,934

Net income	$19,568	1,232	20,800

June 30, 2008
Net interest income	$66,609	—	66,609
Provision for credit losses	4,900	—	4,900

Net interest income after provision for credit losses	61,709	—	61,709
Noninterest income	16,478	13,158	29,636
Amortization of core deposit and other intangibles	1,277	932	2,209
Other noninterest expense	43,769	10,616	54,385

Income before income taxes	33,141	1,610	34,751
Income tax expense	11,132	540	11,672

Net income	$22,009	1,070	23,079

		Financial	Consolidated
For the six months ended:	Banking	services	total
June 30, 2009
Net interest income	$152,575	—	152,575
Provision for credit losses	17,650	—	17,650

Net interest income after provision for credit losses	134,925	—	134,925
Noninterest income	31,438	25,796	57,234
Amortization of core deposit and other intangibles	2,134	1,604	3,738
Other noninterest expense	107,022	20,472	127,494

Income before income taxes	57,207	3,720	60,927
Income tax expense	19,897	1,488	21,385

Net income	$37,310	2,232	39,542

June 30, 2008
Net interest income	$126,670	1	126,671
Provision for credit losses	8,000	—	8,000

Net interest income after provision for credit losses	118,670	1	118,671
Noninterest income	32,944	25,959	58,903
Amortization of core deposit and other intangibles	2,584	1,876	4,460
Other noninterest expense	88,476	21,165	109,641

Income before income taxes	60,554	2,919	63,473
Income tax expense	20,588	993	21,581

Net income	$39,966	1,926	41,892

Note 13. Recently Issued Accounting Pronouncements
In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This position provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. Effective for our interim financial statements as of June 30, 2009, the implementation of this guidance did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB released FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is intended to provide greater clarity to investors about the credit and noncredit component of an other than temporary impairment charge (“OTTI”) and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the consolidated statement of income with an offset for the amount of impairment that is the noncredit component recognized in other comprehensive income. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that it does not have the intent to sell the security or it is more likely than not that it will not have to sell the security prior to its anticipated recovery. Also in accordance with FSP FAS 115-2 and 124-2, prior periods’ noncredit component other than temporary impairment charges are reclassified as additions to retained earnings and reductions in accumulated other comprehensive income. We determined that all prior period OTTI, consisting of $464 thousand on a net of tax basis, were credit related and therefore, no adjustment to January 1, 2009 retained earnings was appropriate. Effective for our interim financial statements as of June 30, 2009, the implementation of this guidance did not have a material impact on our Consolidated Financial Statements.
In May 2009, the FASB released SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of June 30, 2009, we reviewed events occurring through the filing date of this document. See Note 1 for our subsequent events disclosure.
In June 2009, the FASB released SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140,” to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.
In June 2009, the FASB released SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets.” It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company’s involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.

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
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are a full-service, community focused bank in Upstate New York, with $11.6 billion in assets, $6.2 billion in deposits, and 113 full-service branch locations.
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
MARKET AREAS AND COMPETITION
Our business operations are currently concentrated in Upstate New York; therefore, our financial results are affected by economic conditions in this geographic area, which began to show signs of weakening during the latter half of 2008. If economic conditions in our markets continue to deteriorate or if we are unable to sustain our competitive posture, both our ability to expand our business, as well as the quality of our loan portfolio, could materially impact our financial results. In addition, our pending acquisitions, as more fully described in Note 1 of our Consolidated Financial Statements, will expand our market to the Western and Southeastern Pennsylvania areas. Our financial results could be materially impacted by deteriorating economic conditions in those areas.
We face significant competition both in attracting deposits and providing loans in the Upstate New York market and upon completion of our pending acquisitions, the Western and Southeastern Pennsylvania markets. We compete with numerous banking and financial services companies, many of whom (whether regional or national) have substantially greater resources and lending capacity, and may offer certain services that we do not or cannot provide. In this marketplace, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.

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
Allowance for Credit Losses
We establish our allowance for credit losses through charges to our provision for credit losses. We evaluate our allowance based on a continuing review of our loan portfolio. We generally review larger balance nonaccruing, impaired, and delinquent loans individually and we consider the value of any underlying collateral, if collateral dependent, or estimated future cash flows in determining estimates of losses and inherent risks associated with those loans. We estimate losses in smaller balance, homogeneous loans based on our historical experience, industry trends and current trends in the real estate market and the current economic environment in our market areas. The adequacy of our allowance for credit losses is based on our evaluation of various conditions including the following: changes in the composition of and growth in our loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in our lending areas; credit quality trends, including trends in our nonaccruing loans; our historical loan charge-off experience; and the results of bank regulatory examinations.
Investment Securities
Investment securities we classify as available for sale are recorded at current market value in our Consolidated Statements of Condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair value is based upon quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
Investment securities we classify as held to maturity are recorded at amortized cost in our Consolidated Statements of Condition. We have the ability and intent to hold these securities until maturity.
We conduct a quarterly review and evaluation of our securities portfolio to determine if any declines in fair value are other than temporary. In making this determination we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery in their cost basis, which may be at maturity. Any valuation decline that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period operations.
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

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009
Overview
Net income for the six months ended June 30, 2009 was $39.5 million as compared to $41.9 million for the six months ended June 30, 2008. Our diluted earnings per common share for the first six months of 2009 was $0.22 compared to $0.40 per share for the first six months of 2008, reflecting the additional common shares issued in our April 2009 follow-on stock offering, $3.7 million of preferred stock dividends, and $8.3 million in discount accretion, including $7.7 million of accelerated accretion related to the full redemption in May 2009 of our preferred stock issued to the U.S. Department of the Treasury (“Treasury”).
Net income for the quarter ended June 30, 2009 was $20.8 million as compared to $23.1 million for the quarter ended June 30, 2008. Our diluted earnings per share for the current quarter was $0.08 as compared to $0.22 per share for the same period in 2008, reflecting the additional shares issued in our April 2009 follow-on stock offering, $1.4 million in preferred stock dividends, and $7.9 million in discount accretion, including the acceleration related to the preferred stock redemption.
Results for the second quarter of 2009 as compared to the second quarter of 2008 reflect a number of positive trends highlighted by a $13.3 million, or 20%, increase in our net interest income resulting from a more favorable funding mix as lower cost core deposits and wholesale borrowings replaced higher rate certificate of deposit balances and offset declines in our interest earning assets. In addition, our results were impacted by a $6.7 million increase in federal deposit insurance premiums, which includes a $5.4 million special assessment.
Analysis of Financial Condition at June 30, 2009
Total assets increased $2.3 billion from $9.3 billion at December 31, 2008 to $11.6 billion at June 30, 2009, primarily due to the $2.2 billion increase in our investment securities portfolio. This increase resulted primarily from our strategy of pre-buying investment securities in anticipation of the $3.2 billion in cash we expect to receive in our third quarter acquisition of 57 branches from National City Bank (“National City”) and the deployment of the proceeds from our April 2009 follow-on stock offering. In addition, we noted the following balance trends during 2009:
•	Higher-yielding commercial loans increased $151.7 million, or 8% annualized, since December 31, 2008.
•	Core deposits increased $532.6 million, or 27% annualized, across retail, commercial, and municipal customers.
•	Higher cost certificate of deposit account balances decreased $235.8 million, or 24% annualized, as we executed our strategy of letting higher priced certificate of deposits run off and focused on building our lower cost relationship based deposit customers.
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

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,353,167	36.7%	$2,211,402	34.4%
Construction	303,483	4.7	340,564	5.3
Business	983,913	15.3	940,304	14.6
Specialized lending	182,297	2.9	178,916	2.8

Total commercial loans	3,822,860	59.6	3,671,186	57.1
Residential real estate(1)	1,815,041	28.3	1,990,784	31.0
Home equity	647,878	10.1	624,495	9.7
Other consumer	129,738	2.0	143,989	2.2

Total loans and leases	6,415,517	100.0%	6,430,454	100.0%

Net deferred costs and unearned discounts	30,864		33,321
Allowance for credit losses	(82,542)		(77,793)

Total loans and leases, net	$6,363,839		$6,385,982

(1)	Includes $34.1 million and $1.7 million of loans held for sale at June 30, 2009 and December 31, 2008, respectively.
During the first six months of 2009, we experienced an 8% annualized increase in our higher yielding commercial loan portfolio as a result of our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continue to face liquidity and capital issues. This increase was more than offset by an 18% annualized decline in our residential real estate loan portfolio. While we originated $302.3 million in new residential loans, ongoing consumer preference is for long-term fixed rate products which we generally do not maintain in our portfolio. Despite the lagging economy, we experienced 8% annualized growth in our relationship based home equity lending portfolio. In addition, we experienced a decrease in our other consumer loans portfolio, as we continue to deemphasize certain types of consumer loans, including indirect auto loans.

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
The following table presents the analysis of the allowance for credit losses for the periods indicated (amounts in thousands).

	Six months ended June 30,
	2009	2008
Balance at beginning of period	$77,793	$70,247
Net charge-offs:
Charge-offs	(13,784)	(7,243)
Recoveries	883	1,234

Net charge-offs	(12,901)	(6,009)
Acquired at acquisition date	—	2,890
Provision for credit losses	17,650	8,000

Balance at end of period	$82,542	$75,128

Ratio of annualized net charge-offs to average loans outstanding during the period	0.40%	0.19%

Ratio of annualized provision for credit losses to average loans outstanding during the period	0.55%	0.26%

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
The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands).

	June 30,	December 31,
	2009	2008
Nonaccruing loans:
Commercial real estate	$32,648	$26,546
Commercial business	4,542	7,411
Specialized lending	3,609	4,354
Residential real estate	8,030	5,516
Home equity	2,714	2,076
Other consumer	754	514

Total nonaccruing loans	52,297	46,417
Real estate owned	5,758	2,001

Total nonperforming assets	$58,055	$48,418

Total nonaccruing loans as a percentage of total loans	0.81%	0.72%

Total nonperforming assets as a percentage of total assets	0.50%	0.52%

Allowance for credit losses to total loans	1.28%	1.20%

Allowance for credit losses to nonaccruing loans	158%	168%
Despite the continued recessionary environment and overall weakening in the economy, our credit quality continued to compare favorably to the industry and our peers. Total nonaccruing loans remained stable from the prior quarter at 0.81% of total loans and increased slightly from December 31, 2008. The increase in nonaccruing commercial loans from December 31, 2008 is largely attributable to one relationship that we believe is well secured while the increase in nonaccruing residential real estate loans is due to weakening economic conditions. As a percentage, our allowance for credit losses to nonaccruing loans decreased to 158% at June 30, 2009 from 168% at December 31, 2008. Net annualized charge-offs to average loans outstanding for the current quarter decreased to 0.37% from 0.44% for the prior quarter. We continue to have no direct exposure to subprime or Alt-A mortgages. Further, we believe the level of allowance is sufficient to cover the inherent risk of loss in our loan portfolios.

Investment Securities Portfolio
Our investment securities portfolio is comprised primarily of U.S. government agency and government sponsored enterprise debt securities; mortgage backed securities; collateralized mortgage obligations secured by U.S. government agencies and government sponsored enterprises; and to a lesser extent, non-agency issued collateralized mortgage obligations; and obligations of states and political subdivisions. Portions of our portfolio are utilized to meet pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.
The $1.8 billion increase in our investment securities available for sale portfolio to $3.3 billion at June 30, 2009 from December 31, 2008 was primarily attributable to our pre-buying strategy whereby we are utilizing low cost, short-term borrowings to purchase earning assets in anticipation of receiving approximately $3.2 billion of cash as a result of our third quarter branch acquisition which includes $4.2 billion of deposits. In addition, our portfolio increased due to the deployment of the proceeds from our October 2008 and April 2009 follow-on stock offerings. The majority of the funds were invested in mortgage-backed securities guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Association, or Government National Mortgage Association with an expected average life ranging from two to three years. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 2.9 years at June 30, 2009.
During the quarter ended June 30, 2009, we experienced a $2.2 million improvement, net of deferred taxes, in the value of our available for sale investment securities, resulting in an unrealized gain of $3.1 million, net of deferred taxes, at quarter end. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or a temporary lack of liquidity in the market. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities, net of deferred taxes. At June 30, 2009, our pre-tax net gains were $5.1 million with an amortized cost of $3.3 billion. We have assessed the securities available for sale that were in an unrealized loss position at June 30, 2009 and determined that the decline in fair value is temporary, except with respect to one collateralized debt obligation for which we recorded an other than temporary impairment charge of $162 thousand. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the guarantor, and the delinquency or default rates of underlying collateral. In addition we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their cost basis, which may be at maturity.
In anticipation of receiving approximately $3.2 billion in cash upon the third quarter 2009 acquisition of 57 branches from National City, we began purchasing securities, primarily agency collateralized mortgage obligations, funded by short-term borrowings. Given the length of time it will take to redeploy this cash into loans and other investments, we determined that a portion of the investment securities purchased during the second quarter will be held to maturity. As such, collateralized mortgage obligations with an amortized cost of $398.0 million and a weighted average life of 4.0 years, were classified as held to maturity at June 30, 2009.
Deposits
The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$805,646	12.9%	$788,767	13.3%
Interest-bearing checking	522,977	8.4	485,220	8.2
Money market deposit accounts	2,375,493	38.1	1,940,136	32.6
Noninterest-bearing	761,160	12.2	718,593	12.1

Total core deposits	4,465,276	71.6	3,932,716	66.2
Certificates	1,775,052	28.4	2,010,897	33.8

Total deposits	$6,240,328	100.0%	$5,943,613	100.0%

During the first half of 2009, we experienced a 10% annualized increase in our total deposit balances primarily as the result of low cost core deposit account growth, indicative of customer preferences for short term products and our focus on growing these profitable relationships. As a result, core deposits now comprise 72% of total deposits, up from 66% at December 31, 2008 and 65% in the same quarter in 2008. Our municipal deposit balances increased $139.9 million from December 31, 2008 to $824.3 million at June 30, 2009, and increased $151.5 million from June 30, 2008 due to our focused efforts in growing this low cost funding source.
Borrowings
During the quarter ended June 30, 2009, we used $1.8 billion of short-term borrowings to purchase interest-earning investment securities in anticipation of the third quarter 2009 acquisition of the National City branches. These short-term borrowings will be replaced with deposits upon the close of the acquisition. This leveraging strategy along with multiple reductions in the federal funds interest rate during 2008 resulted in a 124 basis point decline in our borrowing costs during the first two quarters of 2009 as compared to the same period in 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

	Three months ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,436,686	$87,078	5.42%	$6,394,880	$95,066	5.96%
Securities and other investments(2)	2,540,154	25,109	3.95	1,410,912	18,021	5.11

Total interest-earning assets	8,976,840	112,187	5.00	7,805,792	113,087	5.81

Noninterest-earning assets(3)(4)	1,280,328			1,310,110

Total assets	$10,257,168			$9,115,902

Interest-bearing liabilities:
Savings deposits	$797,431	478	0.24%	$804,834	$547	0.27%
Checking deposits	510,064	190	0.15	494,395	366	0.30
Money market deposits	2,323,823	6,825	1.18	1,932,942	10,892	2.27
Certificates of deposit	1,914,353	11,487	2.41	2,249,847	19,850	3.55
Borrowed funds	1,845,462	11,869	2.57	1,309,847	13,138	4.02

Total interest-bearing liabilities	7,391,133	30,849	1.67	6,791,865	44,793	2.65

Noninterest-bearing deposits	743,102			688,403
Other noninterest-bearing liabilities	157,130			199,475

Total liabilities	8,291,365			7,679,743
Stockholders’ equity(3)	1,965,803			1,436,159

Total liabilities and stockholders’ equity	$10,257,168			$9,115,902

Net interest income		$81,338			$68,294

Net interest rate spread			3.33%			3.16%

Net earning assets	$1,585,707			$1,013,927

Net interest rate margin		3.63%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.45%			114.93%

	Six months ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,443,424	$174,390	5.43%	$6,219,970	$189,326	6.10%
Securities and other investments(2)	2,159,471	45,023	4.17	1,395,915	35,547	5.09

Total interest-earning assets	8,602,895	219,413	5.12	7,615,885	224,873	5.92

Noninterest-earning assets(3)(4)	1,246,448			1,238,958

Total assets	$9,849,343			$8,854,843

Interest-bearing liabilities:
Savings deposits	$785,910	930	0.24%	$793,819	$1,193	0.30%
Checking deposits	498,428	381	0.15	481,403	749	0.31
Money market deposits	2,204,127	13,794	1.26	1,843,205	23,870	2.60
Certificates of deposit	1,962,967	24,788	2.55	2,242,432	42,951	3.85
Borrowed funds	1,677,352	24,145	2.89	1,257,852	25,955	4.13

Total interest-bearing liabilities	7,128,784	64,038	1.81	6,618,711	94,718	2.87

Noninterest-bearing deposits	716,497			658,083
Other noninterest-bearing liabilities	152,458			162,204

Total liabilities	7,997,739			7,438,998
Stockholders’ equity(3)	1,851,604			1,415,845

Total liabilities and stockholders’ equity	$9,849,343			$8,854,843

Net interest income		$155,375			$130,155

Net interest rate spread			3.31%			3.05%

Net earning assets	$1,474,111			$997,174

Net interest rate margin		3.62%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.68%			115.07%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost and includes securities held to maturity and securities available for sale.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest rate margin improved 20 basis points for the first six months of 2009 as compared to the first six months of 2008, reflecting:
•	Utilization of low cost, short-term borrowings to purchase investment securities in anticipation of the National City acquisition.
•	Product mix shift from maturing higher yielding certificates of deposit accounts to lower rate money market and core deposit accounts resulting in a more favorable funding mix.
•	A 106 basis point reduction in rates on interest bearing liabilities, resulting in a 32% decrease in interest expense for the six months ended June 30, 2009.
•	Reductions in the federal funds interest rate in late 2008 resulted in funding costs at historical lows.
Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $8.9 million and $17.7 million for the three and six months ended June 30, 2009, respectively, compared with $4.9 million and $8.0 million for the same periods in 2008, respectively. The increase was primarily due to an increase in criticized commercial real estate loans resulting from deteriorations in economic conditions and the increased size of our higher risk commercial loan portfolio.
Noninterest Income
Noninterest income decreased slightly to $28.8 million for the quarter ended June 30, 2009 as compared to $29.6 million for the same quarter in 2008 as the result of a $1.0 million decrease in revenues from wealth management services, reflecting weak market conditions.
Noninterest income for the six months ended June 30, 2009 decreased $1.7 million to $57.2 million as compared to the same period in 2008. Weak market conditions contributed to the $1.0 million decrease in revenues from wealth management services and the $1.2 million decrease in other noninterest income was the result of nonrecurring gains on partnership investments recognized in the first quarter of 2008.

The decrease in our noninterest income as a percent of total revenue to 26% for the quarter ended June 30, 2009 from 31% for the second quarter of 2008 was primarily attributable to the increased level of our net interest income. Noninterest income continues to be a significant source of stable revenue not subject to the potential volatility of changing interest rates.
Noninterest Expense
For the quarter ended June 30, 2009, noninterest expenses increased $11.5 million to $68.1 million as compared to the same quarter in 2008, reflecting $6.7 million in federal deposit insurance (“FDIC”) charges and $2.3 million in expenses incurred related to the acquisition of 57 branches from National City. The FDIC charges include a $5.4 million special assessment and approximately $1.3 million due to the effects of the temporary increase to $250,000 of FDIC coverage on all accounts as well as our participation in the Temporary Liquidity Guarantee Program for noninterest bearing accounts. Salaries and benefits increased $1.4 million during the quarter ended June 30, 2009 as a result of an increase in our workforce in anticipation of the branch acquisition.
Noninterest expenses increased $17.1 million to $131.2 million for the six months ended June 30, 2009 as compared to the same period in 2008. Noninterest expenses for the first two quarters of 2009 include $8.0 million of additional FDIC premiums and special assessment, $4.1 million in expenses incurred related to our acquisition of 57 branches from National City, and $2.8 million for the settlement of a service mark infringement legal matter. Excluding these expenses and 2008 expenses of $2.2 million relating to the acquisition of Great Lakes Bancorp, Inc., noninterest expense increased $7.0 million for the six months ended June 30, 2009 as compared to the first six months of 2008. During 2009, we increased our workforce in anticipation of our branch acquisition which resulted in an increase of $1.6 million in salaries and benefits.
Our efficiency ratio for the current quarter increased to 62.6% as compared to 58.8% for the second quarter of 2008 and increased to 62.5% for the six months ended June 30, 2009 as compared to 61.5% for the same period in 2008. However, excluding the impact of the nonrecurring FDIC special assessment and expenses associated with acquisitions, our efficiency ratio improved to 55.5% for the quarter ending June 30, 2009 as compared to 58.7% for the same quarter in 2008. Our efficiency ratio improved to 56.7% for the six months ended June 30, 2009, excluding the impact of the FDIC special assessment, expenses associated with acquisitions, and the settlement of the service mark infringement legal matter as compared to 60.3% for the same period in 2008.
Income Taxes
Our effective tax rate for the six months ended June 30, 2009 increased to 35.1% as compared to 34.0% for the same period in the prior year, due to New York State legislation partially phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank and the limitation on deductibility of certain executive compensation under the terms of the CPP up until the date of redemption. Our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and certain tax-related items.
CAPITAL RESOURCES
During the first six months of 2009, our stockholders’ equity increased $191.3 million. The increase was primarily the result of our April 20, 2009 follow-on stock offering in which we issued 31.1 million shares of common stock with net aggregate proceeds of $360.7 million in an underwritten public offering. This was partially offset by the redemption of the preferred stock we had issued to the U.S. Treasury under the Capital Purchase Program for $184.0 million and preferred stock dividends of $4.8 million. In addition, our stockholders’ equity increased due to $15.8 million of unrealized gains, net of deferred taxes, on our investment securities available for sale and our earnings, net of common stock dividends.
For the six months ended June 30, 2009, we declared common stock dividends of $0.28 per share, or $36.7 million, representing a payout ratio of 127%. At this time, we do not anticipate increasing our per share dividend as it is important that we preserve our liquidity and maintain our capital position in the current economic environment.
In order to provide us with an alternative funding source, concurrent with our entry into the agreement to purchase the 57 Western Pennsylvania branches from National City, we entered into a Securities Purchase Agreement with The PNC Financial Services Group, Inc. (“PNC”) and National City (the “Securities Purchase Agreement”) pursuant to which we have the right to require PNC to purchase the lesser of 6.8 million shares of our common stock or the number of shares of our common stock that would result in an aggregate purchase price of $75.0 million, in each case at a per share purchase price equal to the five-day volume weighted average price at closing of the acquisition. Additionally, we have the right to require National City to purchase our 12% Senior Notes due 2014 in an aggregate principal amount of up to $150.0 million less the purchase price paid by PNC for any common stock issued pursuant to the Securities Purchase Agreement.
At June 30, 2009, we held more than 6.7 million shares of our common stock as treasury shares. As part of our capital management initiatives, we may repurchase additional shares under our current share repurchase program. During the first six months of 2009, we did not make any repurchases of our common stock, and as of June 30, 2009, we are authorized to repurchase an additional 3.5 million shares under current repurchase programs. We issued 218 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first half of 2009. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy and markets stabilize.

Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of June 30, 2009. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$763,204	7.13%	160,581	1.50%	N/A	N/A	%
Tier 1 (core) capital	763,204	7.13	428,215	4.00	535,269	5.00
Tier 1 risk based capital	763,204	11.02	276,998	4.00	415,496	6.00
Total risk based capital	845,746	12.21	553,995	8.00	692,494	10.00
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures to be meaningful measures of capital quality. Tangible common equity to tangible assets represents common stockholders’ equity less goodwill and core deposit and other intangibles. This ratio improved to 10.54% at June 30, 2009 from 8.96% at December 31, 2008 primarily due to our April 2009 follow-on stock offering. Tangible common equity to risk-weighted assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. Risk-weighted assets are calculated by assigning asset and off-balance sheet items to one of four risk categories, which are assigned risk weights of zero percent, 20 percent, 50 percent, and 100 percent. This ratio improved to 16.43% at June 30, 2009 from 12.26% at December 31, 2008 also due to our follow-on stock offering.
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
As of June 30, 2009, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $165.1 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2009 has been funded primarily by cash flow generated from our follow-on stock offering, deposit growth, and principal and interest received from maturing assets.
We have a total borrowing capacity of up to $4.5 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $3.2 billion was utilized as of June 30, 2009.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of June 30, 2009, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $1.4 billion, a 32% annualized increase from December 31, 2008.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $784.2 million at June 30, 2009 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $331.8 million and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $79.2 million at June 30, 2009 and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
At the end of the current quarter, we were committed to sell residential mortgages amounting to $102.2 million, consistent with our approach to sell long-term fixed rate mortgages.

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
The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at June 30, 2009. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions.

	Calculated decrease at June 30, 2009
Changes in interest rates(1)	Net interest income	% Change
	(in thousands)

+200 basis points	$(1,538)	(0.42)%
+100 basis points	(613)	(0.17)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at June 30, 2009, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2009 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2009.
During the quarter ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
There are no material pending legal proceedings to which we are a party other than ordinary routine litigation incidental to our businesses.

ITEM 1A.	Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease.
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was below their book value at March 31, 2009 and at June 30, 2009. Although the market price of these shares recovered to some extent during the three month period ended June 30, 2009, the shares generally traded below their book value during the first six months of 2009. If the duration of this decline in the market value of our common shares and the decline in the market prices of the common shares of similarly situated insured depository institutions persists during future reporting periods, or if the severity of the decline increases, it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $5.4 million during the quarter ended June 30, 2009 to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.
b)	Not applicable.
c)	We did not repurchase any shares of our common stock during the second quarter of 2009.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders on April 28, 2009 (Annual Meeting), the nominees for directors of the Company proposed were elected. Stockholders cast votes for those nominees as follows:

	Number of Votes
Matter Considered	For	Withheld
Election of Directors

Carl A. Florio	100,516,782	2,180,937
David M. Zebro	99,928,893	2,768,826
The terms of Thomas E. Baker, G. Thomas Bowers, William H. (Tony) Jones, Daniel W. Judge, John R. Koelmel, George M. Philip and Louise Woerner continued after the Annual Meeting.
On other business at the Annual Meeting, stockholders cast an advisory non-binding vote to approve our executive compensation programs and policies and ratified the appointment of KPMG LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2009. Stockholders cast votes as follows:

	Number of Votes
Matter Considered	For	Against	Abstain	Broker non-votes
Advisory non-binding vote to approve our executive compensation programs and policies	96,521,906	5,202,155	973,650	11
Ratification of KPMG LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2009	101,102,451	1,374,810	220,453	0

ITEM 5.	Other Information
(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: August 7, 2009	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Michael W. Harrington
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