Form 10-Q
period 2009-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2009-11-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of November 2, 2009, there were issued and outstanding 188,201,255 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
Assets

Cash and cash equivalents	$819,243	110,552
Restricted cash	4,000	3,999
Investment securities:
Available for sale, at estimated fair value	3,652,261	1,573,101
Held to maturity, at amortized cost (estimated fair value of $1,100,600)	1,085,258	—
Loans held for sale	22,830	1,698
Loans and leases, net of allowance for credit losses of $83,077 and $77,793 in 2009 and 2008	7,109,855	6,384,284
Bank owned life insurance	131,094	127,151
Premises and equipment, net	145,245	95,978
Goodwill	879,107	748,971
Core deposit and other intangibles, net	59,580	35,578
Other assets	229,031	250,060

Total assets	$14,137,504	9,331,372

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$9,923,368	5,943,613
Short-term borrowings	750,437	717,464
Long-term borrowings	764,711	822,763
Other liabilities	315,384	120,269

Total liabilities	11,753,900	7,604,109

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 184,011 shares issued and outstanding in 2008	—	176,719
Common stock, $0.01 par value, 250,000,000 shares authorized; 194,810,261 and 125,419,261 shares issued in 2009 and 2008	1,948	1,254
Additional paid-in capital	2,126,719	1,326,159
Retained earnings	350,092	369,671
Accumulated other comprehensive income (loss )	17,989	(29,429)
Common stock held by ESOP; 2,921,266 and 3,094,365 shares in 2009 and 2008	(22,707)	(23,843)
Treasury stock, at cost; 6,659,394 and 6,857,554 shares in 2009 and 2008	(90,437)	(93,268)

Total stockholders’ equity	2,383,604	1,727,263

Total liabilities and stockholders’ equity	$14,137,504	9,331,372

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans and leases	$89,856	94,459	263,742	283,253
Investment securities and other	38,932	15,492	81,659	48,087

Total interest income	128,788	109,951	345,401	331,340

Interest expense:
Deposits	16,266	25,959	56,159	94,722
Borrowings	13,600	13,792	37,745	39,747

Total interest expense	29,866	39,751	93,904	134,469

Net interest income	98,922	70,200	251,497	196,871
Provision for credit losses	15,000	6,500	32,650	14,500

Net interest income after provision for credit losses	83,922	63,700	218,847	182,371

Noninterest income:
Banking services	12,499	10,390	32,522	29,655
Insurance and benefits consulting	12,172	12,302	37,884	38,193
Wealth management services	1,848	2,686	5,900	7,763
Lending and leasing	2,950	2,224	7,174	6,704
Bank owned life insurance	1,301	1,294	3,931	3,726
Gain on sale of customer list	2,500	—	2,500	—
Other	(46)	293	547	2,051

Total noninterest income	33,224	29,189	90,458	88,092

Noninterest expense:
Salaries and employee benefits	42,223	33,914	110,629	100,767
Occupancy and equipment	7,620	5,744	19,987	17,624
Technology and communications	6,095	4,971	16,499	14,661
Marketing and advertising	2,550	2,639	7,663	7,420
Professional services	1,481	1,061	3,990	2,981
Amortization of core deposit and other intangibles	2,266	2,146	6,004	6,606
Federal deposit insurance premiums	3,854	383	12,333	874
Litigation settlement, net	—	—	2,845	—
Charitable contributions	5,169	90	5,525	304
Merger and acquisition integration expenses	23,354	—	27,458	2,186
Other	6,108	5,806	19,019	17,432

Total noninterest expense	100,720	56,754	231,952	170,855

Income before income taxes	16,426	36,135	77,353	99,608
Income taxes	5,495	12,395	26,880	33,976

Net income	10,931	23,740	50,473	65,632
Preferred stock dividend	—	—	3,731	—
Accretion of preferred stock discount	—	—	8,315	—

Net income available to common stockholders	$10,931	23,740	38,427	65,632

Earnings per share:
Basic	$0.07	0.22	0.29	0.62
Diluted	$0.07	0.22	0.29	0.62

Weighted average common shares outstanding:
Basic	146,834	106,075	134,022	105,067
Diluted	147,184	106,795	134,386	105,671

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$10,931	23,740	50,473	65,632

Other comprehensive income (loss), net of income taxes:
Net unrealized gains (losses) on securities available for sale arising during the period	30,994	(5,122)	46,773	(11,109)
Net unrealized (losses) gains on interest rate swaps arising during the period	(116)	152	77	152
Amortization of net loss related to pension and post-retirement plans	190	8	568	32

Total other comprehensive income (loss)	31,068	(4,962)	47,418	(10,925)

Total comprehensive income	$41,999	18,778	97,891	54,707

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	income (loss)	ESOP	stock	Total
Balances at January 1, 2009	$176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	(93,268)	1,727,263
Net income	—	—	—	50,473	—	—	—	50,473
Total other comprehensive income, net	—	—	—	—	47,418	—	—	47,418
Proceeds from follow-on stock offerings, net of related expenses	—	694	801,521	—	—	—	—	802,215
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares committed to be released	—	—	640	—	—	1,136	—	1,776
Stock-based compensation expense	—	—	3,735	—	—	—	—	3,735
Excess tax expense from stock-based compensation	—	—	(65)	—	—	—	—	(65)
Exercise of stock options and restricted stock activity	—	—	(2,571)	(763)	—	—	2,831	(503)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Cumulative preferred stock dividend	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividend of $0.42 per share	—	—	—	(57,243)	—	—	—	(57,243)

Balances at September 30, 2009	$—	1,948	2,126,719	350,092	17,989	(22,707)	(90,437)	2,383,604

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	loss	ESOP	stock	Total
Balances at January 1, 2008	$—	1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179
Change in accounting for defined benefit plans, net of tax	—	—	—	(117)	—	—	—	(117)

Balances at January 1, 2008, as adjusted	—	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062
Net income	—	—	—	65,632	—	—	—	65,632
Common stock issued for the acquisition of Great Lakes Bancorp, Inc.	—	54	73,728	—	—	—	—	73,782
Total other comprehensive loss, net	—	—	—	—	(10,925)	—	—	(10,925)
Purchase of treasury stock	—	—	—	—	—	—	(6,795)	(6,795)
ESOP shares committed to be released	—	—	985	—	—	1,219	—	2,204
Stock-based compensation expense	—	—	4,507	—	—	—	—	4,507
Excess tax benefit from stock-based compensation	—	—	603	—	—	—	—	603
Exercise of stock options and restricted stock activity	—	—	(1,827)	(1,750)	—	—	6,459	2,882
Common stock dividend of $0.42 per share	—	—	—	(43,930)	—	—	—	(43,930)

Balances at September 30, 2008	$—	1,254	1,322,762	364,491	(13,529)	(24,131)	(209,825)	1,441,022

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$50,473	65,632
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	15,963	5,048
Provision for credit losses	32,650	14,500
Depreciation of premises and equipment	9,451	8,177
Asset writedowns	1,390	890
Amortization of core deposit and other intangibles	6,004	6,606
Originations of loans held for sale	(364,602)	(75,358)
Proceeds from sales of loans held for sale	342,926	76,728
Loss (gain) on sale of loans	544	(199)
ESOP and stock-based compensation expense	5,511	6,711
Deferred income tax expense	3,625	648
Income from bank owned life insurance	(3,931)	(3,726)
Net increase in other assets	(21,989)	(4,942)
Net increase in other liabilities	49,690	28,122

Net cash provided by operating activities	127,705	128,837

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	1,043,918	248,536
Proceeds from sale of securities available for sale	995	—
Principal payments received on securities available for sale	400,635	154,884
Purchases of securities available for sale	(3,354,707)	(236,041)
Principal payments received on securities held to maturity	18,384	—
Purchases of securities held to maturity	(1,105,937)	—
Net increase in loans and leases	(47,869)	(159,792)
Acquisitions, net of cash and cash equivalents	3,083,547	(84,719)
Other, net	(5,790)	(23,342)

Net cash provided by (used in) investing activities	33,176	(100,474)

Cash flows from financing activities:
Net increase (decrease) in deposits	17,646	(325,699)
(Repayments of) proceeds from short-term borrowings, net	(166,451)	120,777
Proceeds from long-term borrowings	150,000	265,000
Repayments of long-term borrowings	(7,135)	(12,285)
Proceeds from exercise of stock options	305	3,229
Excess tax (expense) benefit from stock-based compensation	(65)	603
Issuance of common stock in follow-on stock offerings, net	802,215	—
Repurchase of common stock warrant	(2,700)	—
Redemption of preferred stock	(184,011)	—
Purchase of treasury stock	—	(6,795)
Dividends paid on cumulative preferred stock	(4,754)	—
Dividends paid on common stock	(57,239)	(43,930)

Net cash provided by financing activities	547,811	900

Net increase in cash and cash equivalents	708,692	29,263
Cash and cash equivalents at beginning of period	114,551	114,991

Cash and cash equivalents at end of period	$823,243	144,254

Cash paid during the period for:
Income taxes	$28,681	35,131
Interest expense	92,838	134,708
Acquisition of noncash assets and liabilities:
Assets acquired	911,610	902,388
Liabilities assumed	3,974,134	743,888

Loans transferred to other real estate owned	8,207	3,784
Securities available for sale purchased not settled	99,793	6,608
Capital lease obligation	$11,928	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. Results for the nine months ended September 30, 2009 do not necessarily reflect the results that may be expected for the year ending December 31, 2009. We reviewed subsequent events occurring through the filing date of this document and determined that no further disclosures were required. Reclassifications are made whenever necessary to conform prior period’s presentation to the current period’s presentation. The Company and the Bank are referred to collectively as “we” or “our.”
Note 1. Acquisitions
National City Bank branches
On September 4, 2009 we acquired 57 Western Pennsylvania branch locations (the “Branch Acquisition”) from National City Bank (“NatCity”), a subsidiary of The PNC Financial Services Group, Inc. (“PNC”), as contemplated by the Purchase and Assumption Agreement (the “Purchase Agreement”) by and between the Bank, NatCity, and PNC, dated as of April 6, 2009. In accordance with the Purchase Agreement, we paid a deposit premium of $52.1 million, or 1.3% of the 30 day average daily balance of the deposits acquired. Pro forma income statement information is not presented because the Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents, net	$3,083,810
Loans, net	717,328
Premises and equipment	26,731
Goodwill	130,079
Core deposit intangible	29,800
Other assets	7,407

Total assets acquired	$3,995,155

Deposits	$3,961,702
Other liabilities	33,453

Total liabilities assumed	$3,995,155

Pursuant to current accounting guidance, the assets acquired and liabilities assumed from NatCity were recorded at fair value on the date of acquisition, and costs related to the acquisition, primarily investment banking and professional fees, were expensed as incurred. Acquired loans include $657.3 million in commercial loans and deposits assumed includes $104.1 million of customer commercial repurchase agreements. All loans acquired from NatCity were performing as of the acquisition date and as of September 30, 2009. The final settlement of the purchase price, which amounted to $21.0 million, was paid in October 2009 and is included in other liabilities. During the nine months ended September 30, 2009, we incurred $26.2 million in merger and acquisition integration expenses related to our acquisition of the NatCity branch locations.
The core deposit intangible asset is being amortized over its estimated useful life of approximately nine years utilizing the sum of the years digits method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is deductible for tax purposes. The goodwill will be amortized over 15 years for tax purposes utilizing the straight line method.
We estimated the fair value for loans acquired from NatCity utilizing a pooling methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were estimated using an estimate of future credit losses and an estimated rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans in existence at the acquisition date. In accordance with current accounting guidance, there was no carryover of NatCity’s allowance for credit losses associated with the loans we acquired.
The fair value for savings and transaction deposit accounts acquired from NatCity was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into monthly pools. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity.

Harleysville National Corporation
On July 26, 2009, First Niagara Financial Group, Inc. and Harleysville National Corporation (“Harleysville”), the holding company for Harleysville National Bank, jointly announced a definitive merger agreement (the “Merger Agreement”) under which Harleysville will merge into the Company (the “Merger”) in a transaction valued at approximately $237.0 million. At September 30, 2009, Harleysville had total assets of approximately $5.2 billion, including $3.3 billion in loans, and deposits of approximately $3.9 billion in 83 bank branches across nine Southeastern Pennsylvania counties. Under the terms of the Merger Agreement, stockholders of Harleysville will receive 0.474 share of Company stock for each share of Harleysville common stock they own, subject to a downward adjustment in the event loan delinquencies are equal to or greater than $237.5 million as of a month end prior to the closing. If loan delinquencies are equal to or exceed $350.0 million as of any month end prior to the closing date, excluding any month end subsequent to February 28, 2010, we have the option to terminate the Merger Agreement. The Merger is expected to be completed in the first quarter of 2010 and is subject to the approvals of Harleysville stockholders and the applicable regulatory agencies. We incurred $1.3 million in merger and acquisition integration expenses related to the Merger during the three and nine month periods ending September 30, 2009.
Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at September 30, 2009 and December 31, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized
At September 30, 2009:	cost	gains	losses	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$394,353	6,148	(22)	400,479
U.S. Government agencies and government sponsored enterprises	166,079	260	(210)	166,129
Corporate	3,383	2	(1,355)	2,030

Total debt securities	563,815	6,410	(1,587)	568,638

Residential mortgage-backed securities:
Federal National Mortgage Association	121,932	5,071	(23)	126,980
Federal Home Loan Mortgage Corporation	145,423	8,366	(10)	153,779
Government National Mortgage Association	31,481	260	(135)	31,606

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	653,707	15,469	(8)	669,168
Federal National Mortgage Association	731,698	13,160	(342)	744,516
Government National Mortgage Association	1,122,549	20,138	(789)	1,141,898
Non-Agency issued	216,673	1,576	(9,922)	208,327

Total collateralized mortgage obligations	2,724,627	50,343	(11,061)	2,763,909

Total mortgage-backed securities	3,023,463	64,040	(11,229)	3,076,274

Asset-backed securities	3,276	—	(103)	3,173
Other	5,307	25	(1,156)	4,176

Total securities available for sale	$3,595,861	70,475	(14,075)	3,652,261

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	$317,372	4,235	—	321,607
Federal National Mortgage Association	333,602	3,733	(615)	336,720
Government National Mortgage Association	434,284	7,989	—	442,273

Total securities held to maturity	$1,085,258	15,957	(615)	1,100,600

	Amortized	Unrealized	Unrealized
At December 31, 2008:	cost	gains	losses	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$295,639	4,160	(52)	299,747
U.S. Government agencies and government sponsored enterprises	29,968	50	(20)	29,998
Corporate	5,028	1	(1,589)	3,440

Total debt securities	330,635	4,211	(1,661)	333,185

Residential mortgage-backed securities:
Federal National Mortgage Association	146,646	2,916	(300)	149,262
Federal Home Loan Mortgage Corporation	182,929	5,921	(12)	188,838
Government National Mortgage Association	11,711	64	(399)	11,376

Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	446,086	4,074	(69)	450,091
Federal National Mortgage Association	179,657	1,398	(1,194)	179,861
Government National Mortgage Association	24,257	87	(404)	23,940
Non-Agency issued	263,432	106	(34,523)	229,015

Total collateralized mortgage obligations	913,432	5,665	(36,190)	882,907

Total mortgage-backed securities	1,254,718	14,566	(36,901)	1,232,383

Asset-backed securities	3,499	—	(122)	3,377
Other	5,307	8	(1,159)	4,156

Total securities available for sale	$1,594,159	18,785	(39,843)	1,573,101

The table below details certain information regarding our investment securities that were in an unrealized loss position at September 30, 2009 and December 31, 2008 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2009:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$7,060	5	1,338	17	8,398	22
U.S. Government agencies and government sponsored enterprises	39,333	210	—	—	39,333	210
Corporate	—	—	1,713	1,355	1,713	1,355

Total debt securities	46,393	215	3,051	1,372	49,444	1,587

Residential mortgage-backed securities:
Federal National Mortgage Association	308	1	1,666	22	1,974	23
Federal Home Loan Mortgage Corporation	90	1	427	9	517	10
Government National Mortgage Association	31	—	8,404	135	8,435	135
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	15,501	8	—	—	15,501	8
Federal National Mortgage Association	75,631	342	—	—	75,631	342
Government National Mortgage Association	79,776	789	—	—	79,776	789
Non-Agency issued	5,527	524	140,436	9,398	145,963	9,922

Total collateralized mortgage obligations	176,435	1,663	140,436	9,398	316,871	11,061

Total mortgage-backed securities	176,864	1,665	150,933	9,564	327,797	11,229

Asset-backed securities	—	—	3,173	103	3,173	103
Other	—	—	3,297	1,156	3,297	1,156

Total securities available for sale in an unrealized loss	$223,257	1,880	160,454	12,195	383,711	14,075

Investment securities held to maturity:
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	$60,232	615	—	—	60,232	615

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2008:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$6,116	48	379	4	6,495	52
U.S. Government agencies and government sponsored enterprises	1,971	20	—	—	1,971	20
Corporate	1,689	1,589	—	—	1,689	1,589

Total debt securities	9,776	1,657	379	4	10,155	1,661

Residential mortgage-backed securities:
Federal National Mortgage Association	31,438	258	2,282	42	33,720	300
Federal Home Loan Mortgage Corporation	111	1	976	11	1,087	12
Government National Mortgage Association	9,550	395	121	4	9,671	399
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	23,318	29	3,863	40	27,181	69
Federal National Mortgage Association	44,695	1,192	702	2	45,397	1,194
Government National Mortgage Association	13,193	404	—	—	13,193	404
Non-Agency issued	201,193	33,433	24,954	1,090	226,147	34,523

Total collateralized mortgage obligations	282,399	35,058	29,519	1,132	311,918	36,190

Total mortgage-backed securities	323,498	35,712	32,898	1,189	356,396	36,901

Asset-backed securities	3,149	79	228	43	3,377	122
Other	351	3	3,297	1,156	3,648	1,159

Total securities available for sale in an unrealized loss position	$336,774	37,451	36,802	2,392	373,576	39,843

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”) guarantees the contractual cash flows of our mortgage-backed securities. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
At September 30, 2009, of the 54 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position in our investment securities portfolio, 18 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at September 30, 2009 were primarily due to the changes in interest rates and continued illiquidity and uncertainty in the markets. We do not consider these securities to be other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
Non-Agency Collateralized Mortgage Obligations
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, an other than temporary impairment charge is recorded to current period operations.
At September 30, 2009, of the 43 non-agency collateralized mortgage obligations in an unrealized loss position, 33 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at September 30, 2009 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the securities’ credit ratings, the delinquency or default rates of the underlying collateral and levels of credit enhancement. In addition to the analysis of cash flow projections and level of credit support noted above, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.
Municipal and Corporate Debt Securities and Other
We have assessed the remaining securities in our available for sale portfolio that were in an unrealized loss position at September 30, 2009. With the exception of one collateralized debt obligation on which we recognized $162 thousand of other than temporary impairment losses during the nine months ended September 30, 2009, we have determined that such declines in fair value below amortized cost was temporary. We believe the decline in fair value of the remaining securities below amortized cost was caused by changes in interest rates and the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and guarantor, where applicable, and the delinquency or default rates of the underlying collateral. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. At September 30, 2009, of the 38 municipal and corporate debt and other securities in a continuous unrealized loss position, 27 were in a continuous unrealized loss position for 12 months or more.

Scheduled contractual maturities of our investment securities at September 30, 2009 are as follows:

	Available for sale		Held to maturity
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Debt securities:
Within one year	$296,357	298,252	—	—
After one year through five years	248,114	251,490	—	—
After five years through ten years	14,870	15,548	—	—
After ten years	4,474	3,348	—	—

Total debt securities	563,815	568,638	—	—

Asset-backed securities	3,276	3,173	—	—
Mortgage-backed securities	3,023,463	3,076,274	1,085,258	1,100,600
Other	5,307	4,176	—	—

	$3,595,861	3,652,261	1,085,258	1,100,600

While the contractual maturities of our mortgage-backed securities and asset-backed securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed and asset-backed securities that we own.
Note 3. Loans and Leases
The following is a summary of our loans and leases for the dates indicated:

	September 30,	December 31,
	2009	2008
Commercial:
Real estate	$2,647,748	2,211,402
Construction	326,216	340,564
Business	1,425,956	940,304
Specialized lending(1)	208,574	178,916

Total commercial	4,608,494	3,671,186

Residential real estate(2)	1,725,943	1,990,784
Home equity	662,308	624,495
Other consumer	189,271	143,989

Total loans and leases	7,186,016	6,430,454

Net deferred costs and unearned discounts	29,746	33,321
Allowance for credit losses	(83,077)	(77,793)

Total loans and leases, net	$7,132,685	6,385,982

(1)	Includes commercial leases and financed insurance premiums.

(2)	Includes $22.8 million and $1.7 million of loans held for sale at September 30, 2009 and December 31, 2008, respectively.
The following table presents the analysis of the allowance for credit losses for the periods indicated:

	Nine months ended September 30,
	2009	2008

Balance at beginning of period	$77,793	70,247
Charge-offs	(28,761)	(11,671)
Recoveries	1,395	1,698
Provision for credit losses	32,650	14,500
Acquired at acquisition date	—	2,890

Balance at end of period	$83,077	77,664

The table below details additional information on our loans as of September 30:

	2009	2008
Nonaccrual loans	$66,806	44,698

Year to date interest income that would have been recorded if loans had been performing in accordance with original terms	733	672

Balance of impaired loans	56,157	38,786

Allowance relating to impaired loans included in allowance for credit losses	8,266	4,032

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	20,392	7,590
We had no loans past due 90 days or more that were still accruing interest at September 30, 2009 and December 31, 2008.
Note 4. Mortgage Servicing Rights
The following table summarizes changes in our Mortgage Serving Rights (“MSRs”) for the periods indicated:

	Nine months ended September 30,
	2009	2008
Balance at beginning of period	$4,295	4,312
Additions	3,493	410
Amortization	(1,114)	(450)

Balance at end of period	6,674	4,272
Valuation allowance	(793)	—

Mortgage servicing rights, net	$5,881	4,272

Our MSRs are initially recorded at their fair value in other assets in our Consolidated Statements of Condition. We amortize MSRs in proportion to the estimated net servicing revenues. We assess the fair value of our MSRs based on market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing right calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing the loans, an appropriate discount rate, loan default rates, and prepayment speeds.
For purposes of evaluating and measuring impairment, we stratify our MSRs based on the predominant risk characteristics which include such factors as loan type, note rate, and term. If the fair value of a stratum is less than the carrying value, we will reduce the carrying value through a valuation allowance. During the nine months ended September 30, 2009, a provision for impairment of $793 thousand was added to the valuation allowance for MSRs because the carrying value of certain strata of MSRs exceeded estimated fair value due to an increase in prepayment projections as a result of recent declines in residential mortgage interest rates.
Note 5. Deposits
The following is a summary of deposit balances for the dates indicated:

	September 30,	December 31,
	2009	2008
Savings	$913,144	788,767
Interest-bearing checking	1,062,681	485,220
Money market deposit accounts	3,457,837	1,940,136
Noninterest-bearing	1,213,978	718,593
Certificates	3,275,728	2,010,897

Total deposits	$9,923,368	5,943,613

Included in total deposits are municipal deposits totaling $1.0 billion and $684.4 million at September 30, 2009 and December 31, 2008, respectively. Included in certificates of deposit at September 30, 2009 and December 31, 2008 are $211.9 million and $196.3 million, respectively, of deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Interfinancial Network.

Note 6. Senior Notes
In connection with the closing of the NatCity branch acquisition on September 4, 2009, and pursuant to the terms of the Securities Purchase Agreement, dated as of April 6, 2009, by and between the Company, NatCity, and PNC, we issued, and NatCity purchased, $150.0 million of 12% Senior Notes due September 10, 2014 (the “Senior Notes”). The Senior Notes are redeemable, in whole or in part (in increments of $10.0 million), prior to September 10, 2014. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with our existing and future indebtedness that is not contractually subordinated to the Senior Notes. The Senior Notes are included in long-term borrowings on our Consolidated Statements of Condition.
Note 7. Interest Rate Swaps
To hedge the interest rate risk on certain variable-rate long-term borrowings, we entered into two interest rate swaps during 2008, each with a notional amount of $25.0 million and a maturity date of September 2011. We designated these swaps as cash flow hedges. We entered into these swaps in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in interest rates. The swaps had a negative carrying value and estimated fair value of $2.1 million at September 30, 2009 and $2.3 million at December 31, 2008, which is included in other liabilities in our Consolidated Statements of Condition. The decrease in the unrealized loss on the swaps, net of deferred taxes, for the nine months ended September 30, 2009 was $77 thousand and is included in total comprehensive income in our Consolidated Statements of Comprehensive Income.
We also act as an interest rate swap counterparty for certain commercial customers. In order to mitigate our exposure to holding long term fixed rate commercial loans, we enter into corresponding and offsetting hedge positions with third parties. The total notional amount relating to these interest rate swaps amounted to $206.2 million and $113.3 million at September 30, 2009 and December 31, 2008, respectively. The swaps had a negative carrying value and estimated fair value of $560 thousand at September 30, 2009 and $200 thousand at December 31, 2008, which is included in other liabilities in our Consolidated Statements of Condition. The net decrease in the fair value of these swaps amounted to $230 thousand during the nine months ended September 30, 2009 and is included in other noninterest income in our Consolidated Statements of Income.
Note 8. Common Stock
On September 30, 2009 we issued 38.3 million shares of common stock in an underwritten public stock offering at a price of $12.00 per share. Net proceeds of the offering totaled $441.5 million after deducting underwriting discounts and commissions and offering expenses of $18.6 million.
The offering proceeds will be used to further enhance our capital levels and allow for further opportunistic growth. In addition, we may use the net proceeds of this offering for general corporate purposes and may contribute some portion of the proceeds in the form of capital to First Niagara Bank, which will use such amount for general corporate purposes, including the origination of loans and the purchase of investment securities.

Note 9. Earnings Per Share
We compute earnings per share (“EPS”) in accordance with the two-class method, which requires that our unvested restricted awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The following table is a computation of our basic and diluted earnings per share under the two-class method for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income available to common stockholders	$10,931	23,740	38,427	65,632
Less income allocable to unvested restricted stock awards	29	121	114	354

Net Income allocable to common stockholders	$10,902	23,619	38,313	65,278

Weighted average common shares outstanding:
Total shares issued	156,886	125,419	144,212	124,536
Unallocated ESOP shares	(2,978)	(3,196)	(3,035)	(3,260)
Unvested restricted stock awards	(400)	(542)	(423)	(558)
Treasury shares	(6,674)	(15,606)	(6,732)	(15,651)

Total basic weighted average common shares outstanding	146,834	106,075	134,022	105,067

Incremental shares from assumed exercise of stock options	129	460	136	365

Incremental shares from assumed vesting of restricted stock awards	221	260	228	239

Total diluted weighted average common shares outstanding	147,184	106,795	134,386	105,671

Basic earnings per common share	$0.07	0.22	0.29	0.62

Diluted earnings per common share	$0.07	0.22	0.29	0.62

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	2,303	631	2,681	793

Note 10. Fair Value Measurements
The fair value hierarchy established by current accounting guidance is based on observable and unobservable inputs participants use to price an asset or liability and prioritizes these inputs into the following fair value hierarchy:
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

Our valuation methodologies may produce a fair value calculation that may not be reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at September 30, 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities Available for Sale
The fair value estimates of available for sale securities are based on quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality, as well as unobservable parameters. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
The fair value of our available for sale securities portfolio was primarily estimated using Level 2 inputs. At September 30, 2009, the carrying value and estimated fair value, using Level 2 inputs, of our securities available for sale was $3.7 billion.
Due to the lack of observable market data, we classify our collateralized debt obligations (“CDOs”), a component of corporate debt securities, in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments. During the nine months ended September 30, 2009, we recorded an other than temporary impairment loss of $162 thousand, adjusting the carrying value and estimated fair value of the CDOs to $468 thousand at September 30, 2009.
Interest Rate Swaps
The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not material to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy. At September 30, 2009, our swaps had a negative carrying value and estimated fair value, using Level 2 inputs, of $2.7 million.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the nine months ended September 30, 2009, we recorded an $18.6 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $24.6 million.
Mortgage Servicing Rights
The fair value of our MSRs was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the three months ended September 30, 2009, we recorded a $593 thousand reduction to our valuation allowance, adjusting the carrying value and estimated fair value of our MSRs to $5.9 million.
Real Estate Owned
The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party. During the nine months ended September 30, 2009, we recorded a reduction to real estate owned of $512 thousand as a result of adjusting the carrying value and estimated fair value of certain real estate owned to $800 thousand.

Note 11. Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments are as follows for the dates indicated:

	September 30, 2009		December 31, 2008
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value

Financial assets:
Cash and cash equivalents	$823,243	823,243	114,551	114,551
Investment securities available for sale	3,652,261	3,652,261	1,573,101	1,573,101
Investment securities held to maturity	1,085,258	1,100,600	—	—
Loans and leases, net(1)	7,132,685	7,379,494	6,385,982	6,612,111
FHLB stock	46,032	46,032	62,301	62,301
Accrued interest receivable	45,585	45,585	33,255	33,255

Financial liabilities:
Deposits	$9,923,368	9,969,417	5,943,613	5,953,692
Borrowings	1,515,148	1,542,045	1,540,227	1,589,659
Accrued interest payable	7,611	7,611	6,548	6,548

(1)	Included in loans and leases, net are residential mortgage loans held for sale with a carrying value of $22.8 million and a fair value of $25.1 million at September 30, 2009.
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
Investment Securities
We carry our investment securities held to maturity at amortized cost and we carry our investment securities available for sale at fair value. The fair value estimates of these securities are based on quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality, as well as unobservable parameters. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
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
Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors’ payments held in escrow, is equal to the amount payable on demand. The fair value of our certificates of deposit is based on the discounted value of contractual cash flows, using the period-end rates offered for deposits of similar remaining maturities.
Borrowings
The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using period-end market rates for borrowings of similar remaining maturities.
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
Note 12. Pension and Other Postretirement Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan, were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and future years of credited service are not considered when computing an employee’s benefits under the Plan.
Current accounting guidance requires us to recognize in our consolidated financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Pension plans:
Service cost	$49	—	145	—
Interest cost	1,006	950	3,020	2,851
Expected return on plan assets	(737)	(934)	(2,215)	(2,804)
Amortization of unrecognized loss	313	—	943	—

Net pension cost	$631	16	1,893	47

Other postretirement plans:
Interest cost	$127	141	381	424
Amortization of unrecognized loss	8	4	20	10
Amortization of unrecognized prior service liability	(16)	(16)	(48)	(48)

Net postretirement cost	$119	129	353	386

Note 13. Segment Information
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
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
For the three months ended:	Banking	services	total
September 30, 2009
Net interest income	$98,922	—	98,922
Provision for credit losses	15,000	—	15,000

Net interest income after provision for credit losses	83,922	—	83,922
Noninterest income	21,027	12,197	33,224
Amortization of core deposit and other intangibles	1,520	746	2,266
Other noninterest expense	88,355	10,099	98,454

Income before income taxes	15,074	1,352	16,426
Income tax expense	4,954	541	5,495

Net income	$10,120	811	10,931

September 30, 2008
Net interest income	$70,200	—	70,200
Provision for credit losses	6,500	—	6,500

Net interest income after provision for credit losses	63,700	—	63,700
Noninterest income	16,848	12,341	29,189
Amortization of core deposit and other intangibles	1,273	873	2,146
Other noninterest expense	44,166	10,442	54,608

Income before income taxes	35,109	1,026	36,135
Income tax expense	12,043	352	12,395

Net income	$23,066	674	23,740

		Financial	Consolidated
For the nine months ended:	Banking	services	total
September 30, 2009
Net interest income	$251,497	—	251,497
Provision for credit losses	32,650	—	32,650

Net interest income after provision for credit losses	218,847	—	218,847
Noninterest income	52,465	37,993	90,458
Amortization of core deposit and other intangibles	3,654	2,350	6,004
Other noninterest expense	195,377	30,571	225,948

Income before income taxes	72,281	5,072	77,353
Income tax expense	24,851	2,029	26,880

Net income	$47,430	3,043	50,473

September 30, 2008
Net interest income	$196,870	1	196,871
Provision for credit losses	14,500	—	14,500

Net interest income after provision for credit losses	182,370	1	182,371
Noninterest income	49,792	38,300	88,092
Amortization of core deposit and other intangibles	3,858	2,748	6,606
Other noninterest expense	132,642	31,607	164,249

Income before income taxes	95,662	3,946	99,608
Income tax expense	32,630	1,346	33,976

Net income	$63,032	2,600	65,632

Note 14. Recently Issued Accounting Pronouncements
Effective for our interim financial statements as of September 30, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the primary source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in accordance with GAAP. Rules and interpretations of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards but does not change GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.
In June 2009, the FASB released new guidance under ASC 860 (Statement of Financial Accounting Standards No. 166), “Transfers and Servicing,” to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance removes the concept of a qualifying special-purpose entity from current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.
In June 2009, the FASB released new guidance under ASC 810 (Statement of Financial Accounting Standards No. 167), “Consolidation,” which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiary operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and financial holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, which is a federally chartered savings bank subject to Office of Thrift Supervision regulation. We are a full-service, community focused bank in Upstate New York and Western Pennsylvania, with $14.1 billion in assets, $9.9 billion in deposits, and 170 full-service branch locations, including the 57 branch locations we acquired on September 4, 2009 from National City Corporation.
On July 26, 2009, First Niagara Financial Group, Inc. and Harleysville National Corporation (“Harleysville”), the holding company for Harleysville National Bank, jointly announced a definitive merger agreement under which Harleysville will merge into the Company in a transaction valued at approximately $237.0 million. At September 30, 2009, Harleysville had total assets of approximately $5.2 billion, including $3.3 billion in loans, and deposits of approximately $3.9 billion in 83 bank branches across nine Southeastern Pennsylvania counties. The merger is expected to be completed in the first quarter of 2010 and is subject to the approvals of Harleysville stockholders and the applicable regulatory agencies.
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
MARKET AREAS AND COMPETITION
Our business operations are currently concentrated in Upstate New York and more recently, Western Pennsylvania; therefore, our financial results are affected by economic conditions in these geographic areas, which began to show signs of weakening during the latter half of 2008. If economic conditions in our markets do not improve, or continue to deteriorate, or if we are unable to sustain our competitive posture, both our ability to expand our business, as well as the quality of our loan portfolio, could materially impact our financial results. In addition, our pending merger with Harleysville will expand our market to the Southeastern Pennsylvania area. Our financial results could be materially impacted by deteriorating economic conditions in this area.
We face significant competition both in attracting deposits and providing loans in the Upstate New York and Western Pennsylvania markets, and upon completion of our pending acquisition, the Southeastern Pennsylvania market. We compete with numerous banking and financial services companies, many of whom (whether regional or national) have substantially greater resources and lending capacity, and may offer certain services that we do not or cannot provide. In this marketplace, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have identified accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require subjective and complex judgments. Accordingly, our accounting policies relating to our allowance for credit losses, the accounting treatment and valuation of our investment securities portfolio, the accounting treatment and valuation of acquired loans, the analysis of the carrying value of goodwill, and income taxes are considered critical, as our judgments could have a material effect on our financial results. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2008 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows:
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
Investment Securities
Investment securities we classify as available for sale are recorded at estimated fair value in our Consolidated Statements of Condition. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair value is based upon quoted market prices of identical assets or liabilities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar assets or liabilities. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.
Investment securities we classify as held to maturity are recorded at amortized cost in our Consolidated Statements of Condition. We have the ability and intent to hold these securities until maturity.
We conduct a quarterly review and evaluation of our securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination we consider some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period operations. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.
Acquired Loans
Loans that we acquire in connection with acquisitions subsequent to January 1, 2009 are recorded at fair value and the carryover of the related allowance for credit losses is prohibited by current accounting guidance. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require us to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of the nonaccretable difference which we will then reclassify as accretable yield that will have a positive impact on interest income.

Acquired loans that were previously classified as nonaccrual by the acquiree may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. We generally expect to fully collect the new carrying value i.e., fair value, of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans including the impact of any accretable purchase accounting fair value discount. In addition, net charge-offs on such loans would be applied to the nonaccretable purchase accounting fair value adjustment.
Due to the accounting requirements of acquired loans, certain trends and credit statistics may be impacted if such loans are included. We believe that excluding the acquired loans from the presentation of such statistics and trends is more meaningful and representative of our ongoing operations and credit quality.
Goodwill
We assess goodwill for impairment in accordance with applicable accounting guidance. This assessment is performed on an annual basis or when certain triggering events are deemed to have occurred and utilizes the market comparable or income approach as the primary indicators of fair value of our business segments. If the estimated fair value of a business segment to which we have allocated goodwill is less than the financial statement carrying value, we would record a charge against earnings to reduce the carrying value of the goodwill. A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K.
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
RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Overview
On September 4, 2009, we acquired 57 branch locations from National City Bank (“NatCity”) in Western Pennsylvania, including cash of $3.1 billion, performing loans with a fair value of approximately $717.3 million, core deposits intangible of $29.8 million, and deposits with a fair value of $4.0 billion resulting in goodwill of $130.1 million.
Net income for the nine months ended September 30, 2009 was $50.5 million compared to $65.6 million for the nine months ended September 30, 2008. Our diluted earnings per common share for the first nine months of 2009 was $0.29 compared to $0.62 per share for the first nine months of 2008, reflecting $27.5 million of merger and acquisition integration expenses related to our acquisition of the NatCity branch locations and anticipated merger with Harleysville; the additional common shares issued in our April 2009 and September 2009 follow-on stock offerings; $3.7 million of preferred stock dividends; and $8.3 million in preferred stock discount accretion, including $7.7 million of accelerated accretion related to the full redemption in May 2009 of our preferred stock issued to the U.S. Department of the Treasury (“U.S. Treasury”). In addition, our results were impacted by an $11.5 million increase in federal deposit insurance premiums, which includes a $5.4 million special assessment, and modest credit quality deterioration due to the current economic environment.
Net income for the quarter ended September 30, 2009 was $10.9 million compared to $23.7 million for the quarter ended September 30, 2008. Our diluted earnings per share for the current quarter was $0.07 compared to $0.22 per share for the same period in 2008, reflecting $23.4 million of merger and acquisition integration expenses related to our merger and acquisition activity and the impact of the additional shares issued in our April 2009 and September 2009 follow-on stock offerings as well as increased federal deposit insurance premiums.
Results for the third quarter of 2009 as compared to the third quarter of 2008 reflect a number of positive trends highlighted by a $28.7 million, or 41%, increase in our net interest income resulting from an increase in our net earning assets, our strategy of pre-purchasing investments in anticipation of the NatCity branch acquisition and a more favorable funding mix as lower cost core deposits and wholesale borrowings replaced higher rate certificate of deposit balances.

Analysis of Financial Condition at September 30, 2009
Total assets increased $4.8 billion from $9.3 billion at December 31, 2008 to $14.1 billion at September 30, 2009, primarily due to our September 4, 2009 acquisition of 57 branch locations from NatCity and the proceeds from our follow-on stock offerings in April and September. In addition, we noted the following balance trends during 2009:
•	Higher-yielding commercial loans increased $280.0 million, or 10% annualized, since December 31, 2008, excluding the loans acquired from NatCity.

•	Core deposits increased $762.3 million, or 26% annualized, across retail, commercial, and municipal customers, excluding the deposits associated with the NatCity branch locations.

•	Higher cost certificate of deposit account balances decreased $445.2 million, or 30% annualized, excluding the certificate of deposit accounts associated with the NatCity branch locations, as we executed our strategy of letting higher priced certificate of deposits run off and focused on building our lower cost relationship based deposit customers.

•	Higher investment securities portfolio due to investment of proceeds from the NatCity branch acquisition.
Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, leases, and residential mortgages to customers located within our primary market areas. Our loan portfolio is concentrated in commercial real estate and business loans, which provide a higher yield than residential and consumer loans, in addition to providing opportunities to cross sell profitable merchant and cash management services. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell which results in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
We minimize our risk with regard to commercial real estate and multi-family loans by emphasizing geographic distribution within our market areas and diversification of these property types. In addition, our policy for commercial lending generally requires a maximum loan-to-value (“LTV”) ratio of 75% on purchases of existing commercial real estate and 80% on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed 90%.
Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor, with a maximum of 100%. For loans we retain in our portfolio, we generally require a maximum LTV of 97% with acceptable mortgage insurance. We also offer both fixed-rate and floating-rate home equity products in amounts up to 89% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $250 thousand.
The following table presents the composition of our loan and lease portfolios as of the dates indicated (amounts in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,647,748	36.9%	$2,211,402	34.4%
Construction	326,216	4.5	340,564	5.3
Business	1,425,956	19.8	940,304	14.6
Specialized lending	208,574	3.0	178,916	2.8

Total commercial loans	4,608,494	64.2	3,671,186	57.1
Residential real estate(1)	1,725,943	24.0	1,990,784	31.0
Home equity	662,308	9.2	624,495	9.7
Other consumer	189,271	2.6	143,989	2.2

Total loans and leases	7,186,016	100.0%	6,430,454	100.0%

Net deferred costs and unearned discounts	29,746		33,321
Allowance for credit losses	(83,077)		(77,793)

Total loans and leases, net	$7,132,685		$6,385,982

(1)	Includes $22.8 million and $1.7 million of loans held for sale at September 30, 2009 and December 31, 2008, respectively.

Excluding the $657.3 million in commercial loans we acquired from NatCity, we experienced a $280.0 million, or 10% annualized, increase in our higher yielding commercial loan portfolio during the first nine months of 2009 as a result of our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continue to face liquidity and capital issues. While we originated $441.0 million in new residential loans, our residential real estate loan portfolio decreased by 18% annualized as ongoing consumer preference is for long-term fixed rate products which we generally do not maintain in our portfolio. Despite the continued recessionary economy, we experienced 8% annualized growth in our relationship based home equity lending portfolio. In addition, we experienced a 14% decrease in our other consumer loans portfolio, excluding the $60.1 million in consumer loans we acquired from NatCity, as we continue to deemphasize certain types of consumer loans, including indirect auto loans.
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
The following table presents the analysis of our allowance for credit losses for the periods indicated (amounts in thousands):

	Nine months ended September 30,
	2009	2008
Balance at beginning of period	$77,793	$70,247
Net charge-offs:
Charge-offs	(28,761)	(11,671)
Recoveries	1,395	1,698

Net charge-offs	(27,366)	(9,973)

Provision for credit losses	32,650	14,500
Acquired at acquisition date	—	2,890

Balance at end of period	$83,077	$77,664

Ratio of annualized net charge-offs to average loans outstanding during the period	0.56%	0.21%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.67%	0.31%
The primary indicators of credit quality are the level of our nonperforming and classified loans as well as the net charge-off ratio which measures loan losses as a percentage of total loans outstanding. We place loans on nonaccrual status when they become more than 90 days past due, or earlier if we don’t expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.

The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2009	2008
Nonaccruing loans:
Commercial real estate	$32,477	$26,546
Commercial business	4,629	7,411
Specialized lending	3,105	4,354
Shared national credits	14,103	—
Residential real estate	9,140	5,516
Home equity	2,979	2,076
Other consumer	373	514

Total nonaccruing loans	66,806	46,417
Real estate owned	8,872	2,001

Total nonperforming assets	$75,678	$48,418

Total nonaccruing loans as a percentage of total loans	0.93%	0.72%
Total nonperforming assets as a percentage of total assets	0.54%	0.52%
Allowance for credit losses to total loans	1.15%	1.20%
Allowance for credit losses to nonaccruing loans	124%	168%
Despite the continued recessionary environment and some deterioration in our portfolio, our credit quality continued to compare favorably to the industry and our peers. We believe the level of allowance is sufficient to cover the inherent risk of loss in our loan portfolios. Total nonaccruing loans as a percentage of total loans increased 12 basis points from the prior quarter to 0.93% of total loans and increased 21 basis points from December 31, 2008 as we have experienced some deterioration in the credit quality of our shared national credits and commercial and residential real estate portfolios. The increase in nonaccruing commercial real estate loans from December 31, 2008 is largely attributable to one relationship that we believe is well secured while the increase in nonaccruing residential real estate loans is due to weakening economic conditions. In addition, the increase in the nonaccruing shared national credits is primarily attributable to two commercial business relationships.
The ratio of our allowance for credit losses to total loans was 1.15% at September 30, 2009. As required by current accounting guidance, the acquired loans obtained in the NatCity branch acquisition were recorded at fair value and there was no carryover of the related allowance for credit losses that NatCity may have previously recorded on the loans. The ratio of our allowance for credit losses to total loans in our legacy portfolio, which excludes any loans acquired from NatCity, was 1.28% at September 30, 2009 and is consistent with our historical ratio. As a percentage, our allowance for credit losses to nonaccruing loans decreased to 124% at September 30, 2009 from 168% at December 31, 2008 primarily as a result of the two previously mentioned shared national credits being moved to nonaccrual status during the current quarter. Net annualized charge-offs to average loans outstanding for the current quarter increased to 0.87% from 0.37% for the prior quarter primarily due to one commercial business shared national credit. We continue to have no direct exposure to subprime or Alt-A mortgages.
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
The $2.1 billion increase in our investment securities available for sale portfolio to $3.7 billion at September 30, 2009 from December 31, 2008 was primarily attributable to our investment of a portion of the $3.1 billion of cash received as a result of our third quarter 2009 acquisition of 57 branch locations from NatCity. In addition, our portfolio increased due to the investment of a portion of the proceeds from our October 2008 and April 2009 follow-on stock offerings. The majority of the funds were invested in mortgage-backed securities guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Association, or Government National Mortgage Association with an expected average life ranging from two to four years. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 2.8 years at September 30, 2009. Given the length of time it will take to redeploy these investments into loans and other investments, we determined that a portion of the investment securities purchased during the second and third quarters will be held to maturity. As such, collateralized mortgage obligations with an amortized cost of $1.1 billion and a weighted average life of 3.1 years, were classified as held to maturity at September 30, 2009.
During the quarter ended September 30, 2009, we experienced a $31.0 million increase, net of deferred taxes, in the value of our available for sale investment securities, resulting in an unrealized net gain of $34.1 million, net of deferred taxes, at quarter end. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities, net of deferred taxes. At September 30, 2009, our pre-tax net gains were $56.4 million on our available for sale investment securities with an amortized cost of $3.6 billion. We have assessed the securities available for sale that were in an unrealized loss position at September 30, 2009 and determined that the decline in fair value is temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. In addition we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
Deposits
The following table illustrates the composition of our deposits as of the dates indicated (amounts in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Core Deposits:
Savings	$913,144	9.2%	$788,767	13.3%
Interest-bearing checking	1,062,681	10.7	485,220	8.2
Money market deposit accounts	3,457,837	34.9	1,940,136	32.6
Noninterest-bearing	1,213,978	12.2	718,593	12.1

Total core deposits	6,647,640	67.0	3,932,716	66.2
Certificates	3,275,728	33.0	2,010,897	33.8

Total deposits	$9,923,368	100.0%	$5,943,613	100.0%

Excluding deposits associated with the NatCity branch locations, our total deposits increased $317.1 million, or 7% annualized, during the first nine months of 2009 while our core deposits increased $762.3 million, or 26% annualized, during the same period. This increase resulted from our focus on growing these low-cost profitable relationships, as well as from customer preference for short term products.
We continue to focus our efforts on growing our municipal deposits, which amounted to $1.0 billion at September 30, 2009, as they serve as a low cost funding source. Excluding the municipal deposits associated with the NatCity branch locations, our municipal deposit balances at September 30, 2009 increased $265.3 million, or 52% annualized, from December 31, 2008 and increased $323.7 million, or 69%, from September 30, 2008.
Borrowings
During the quarter ended September 30, 2009, a portion of the cash we received from the NatCity branch acquisition was used to repay $2.7 billion of short-term borrowings that we had used to pre-purchase investment securities in anticipation of the NatCity transaction. The use of more low cost, short-term borrowings coupled with multiple reductions in the federal funds interest rate during 2008 resulted in a 159 basis point decline in the rate paid on borrowings during the first three quarters of 2009 as compared to the same period in 2008.
In connection with the closing of the NatCity branch acquisition on September 4, 2009, and pursuant to the terms of the Securities Purchase Agreement, dated as of April 6, 2009, by and between the Company, NatCity, and PNC, we issued, and NatCity purchased, $150.0 million of 12% Senior Notes due September 10, 2014 (the “Senior Notes”). The Senior Notes are redeemable, in whole or in part (in increments of $10.0 million), prior to September 10, 2014. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with our existing and future indebtedness that is not contractually subordinated to the Senior Notes. The Senior Notes are included in long-term borrowings on our Consolidated Statements of Condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

	Three months ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,629,908	$90,129	5.41%	$6,422,241	$94,721	5.88%
Securities and other investments(2)	4,325,361	40,156	3.71	1,346,186	16,678	4.95

Total interest-earning assets	10,955,269	130,285	4.74	7,768,427	111,399	5.72

Noninterest-earning assets(3)(4)	1,388,579			1,223,472

Total assets	$12,343,848			$8,991,899

Interest-bearing liabilities:
Savings deposits	$837,852	511	0.24%	$802,900	$525	0.26%
Checking deposits	676,786	245	0.14	498,065	344	0.27
Money market deposits	2,783,435	6,539	0.93	1,963,454	10,386	2.10
Certificates of deposit	2,113,778	8,971	1.68	1,985,925	14,704	2.95
Borrowed funds	2,900,715	13,600	1.85	1,444,923	13,792	3.78

Total interest-bearing liabilities	9,312,566	29,866	1.27	6,695,267	39,751	2.36

Noninterest-bearing deposits	914,407			726,852
Other noninterest-bearing liabilities	177,057			131,998

Total liabilities	10,404,030			7,554,117
Stockholders’ equity(3)	1,939,818			1,437,782

Total liabilities and stockholders’ equity	$12,343,848			$8,991,899

Net interest income		$100,419			$71,648

Net interest rate spread			3.47%			3.36%

Net earning assets	$1,642,703			$1,073,160

Net interest rate margin		3.66%			3.68%

Ratio of average interest-earning assests to average interest-bearing liabilities	117.64%			116.03%

	Nine months ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)	$6,506,269	$264,519	5.43%	$6,287,886	$284,046	6.02%
Securities and other investments(2)	2,889,368	85,179	3.93	1,379,217	52,226	5.05

Total interest-earning assets	9,395,637	349,698	4.97	7,667,103	336,272	5.85

Noninterest-earning assets(3)(4)	1,294,345			1,233,759

Total assets	$10,689,982			$8,900,862

Interest-bearing liabilities:
Savings deposits	$803,414	1,441	0.24%	$796,868	$1,717	0.29%
Checking deposits	558,534	626	0.15	486,998	1,094	0.30
Money market deposits	2,399,352	20,334	1.13	1,883,580	34,256	2.43
Certificates of deposit	2,013,790	33,758	2.24	2,156,305	57,655	3.57
Borrowed funds	2,089,621	37,745	2.41	1,320,664	39,747	4.00

Total interest-bearing liabilities	7,864,711	93,904	1.59	6,644,415	134,469	2.70

Noninterest-bearing deposits	783,192			681,173
Other noninterest-bearing liabilities	160,748			152,063

Total liabilities	8,808,651			7,477,651
Stockholders’ equity(3)	1,881,331			1,423,211

Total liabilities and stockholders’ equity	$10,689,982			$8,900,862

Net interest income		$255,794			$201,803

Net interest rate spread			3.38%			3.15%

Net earning assets	$1,530,926			$1,022,688

Net interest rate margin		3.63%			3.51%

Ratio of average interest-earning assests to average interest-bearing liabilities	119.47%			115.39%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost and include securities held to maturity and securities available for sale.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest rate margin improved 12 basis points for the first nine months of 2009 as compared to the first nine months of 2008, reflecting:
•	Utilization of low cost, short-term borrowings to purchase investment securities in anticipation of the NatCity acquisition resulting in both a 70% increase in the interest earned on investments and a 159 basis point reduction in the rates paid on borrowings.

•	More favorable funding mix, resulting in a $38.6 million, or 69%, decrease in interest paid on deposits, due to shift from certificates of deposit accounts to lower rate money market and other core deposit accounts.

•	A 111 basis point reduction in rates on interest bearing liabilities, resulting in a 30% decrease in interest expense for the nine months ended September 30, 2009.

•	A 15% increase in average non-interest bearing deposits.

•	The investment of a portion of the $911.1 million in net proceeds from our follow-on stock offerings since September 30, 2008.

•	Reductions in the federal funds interest rate in late 2008 resulted in funding costs at historical lows.
Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $15.0 million and $32.7 million for the three and nine months ended September 30, 2009, respectively, compared with $6.5 million and $14.5 million for the same periods in 2008, respectively. The increased size of our commercial loan portfolio and deteriorating economic conditions has resulted in an increase in nonperforming loans, especially within our commercial real estate and shared national credit loan portfolios.

Noninterest Income
Noninterest income increased $4.0 million to $33.2 million for the quarter ended September 30, 2009 compared to the same quarter in 2008. This increase was primarily attributable to a $2.5 million gain on the sale of our merchant services customer list and an increase in revenues from transaction based banking services reflecting the additional customer relationships obtained in the NatCity branch acquisition. These were partially offset by a decrease in market driven revenues from wealth management services.
Noninterest income for the nine months ended September 30, 2009 increased $2.4 million to $90.5 million compared to the same period in 2008. A $2.5 million gain on the sale of our merchant services customer list coupled with a $2.9 million increase in revenues from transaction based banking services reflecting the additional customer relationships obtained in the NatCity branch acquisition contributed to the increase. These were partially offset by a decrease in market driven revenues from wealth management services and a decrease in other noninterest income resulting from nonrecurring gains on partnership investments recognized in 2008.
As a percent of total revenues, our noninterest income decreased to 25% for the quarter ended September 30, 2009 compared to 29% for the same quarter in 2008, and decreased to 26% for the nine months ended September 30, 2009 compared to 31% for the same period in 2008. These decreases are reflective of the growth of our net interest income outpacing the growth of our noninterest income. Noninterest income continues to be a significant source of stable revenue not subject to the potential volatility of changing interest rates.
Noninterest Expense
For the quarter ended September 30, 2009, noninterest expenses increased $44.0 million to $100.7 million compared to the same quarter in 2008, reflecting $23.4 million in merger and acquisition integration expenses related to our acquisition of 57 branch locations from NatCity and our anticipated merger with Harleysville. These expenses included $4.2 million in salaries and benefits, $1.4 million in occupancy and equipment, $1.2 million in technology and communications, $3.6 million in marketing and advertising, $7.1 million in professional services, and $5.9 million in other noninterest expenses.
During the current quarter, we contributed $5.0 million to the First Niagara Bank Foundation in an effort to maintain an appropriate level of charitable giving in Western Pennsylvania where the acquired NatCity branches are located. Federal Deposit Insurance Corporation (“FDIC”) insurance premiums increased $3.5 million in the quarter ended September 30, 2009 compared to the same quarter in 2008 due to an increase in rates and our deposit base, the effect of the temporary increase to $250 thousand of FDIC coverage on all accounts, and our participation in the Temporary Liquidity Guarantee Program for noninterest bearing accounts. Salaries and benefits increased during the quarter ended September 30, 2009 compared to the third quarter of 2008 as a result of routine merit increases, an increase in performance-based incentive compensation, and an increase in our workforce related to the NatCity branch acquisition and our anticipated merger with Harleysville. Both occupancy and equipment and technology and communications expenses increased due to the additional NatCity branches. In addition, we incurred a $1.0 million charge in occupancy and equipment for obsolete signage associated with the development of our new corporate logo.
Noninterest expenses increased $61.1 million to $232.0 million for the nine months ended September 30, 2009 compared to the same period in 2008, reflecting $27.5 million in merger and acquisition integration expenses related to our 2009 acquisition of the NatCity branch locations and our anticipated merger with Harleysville. In 2008, we incurred $2.2 million in merger and integration expenses related to our merger with Great Lakes Bancorp, Inc. Our 2009 integration expenses included $4.2 million in salaries and benefits, $1.6 million in occupancy and equipment, $1.2 million in technology and communications, $3.9 million in marketing and advertising, $10.5 million in professional services, and $6.1 million in other noninterest expenses.
Noninterest expense for the first three quarters of 2009 includes $11.5 million of additional FDIC premiums and special assessment, $2.8 million for the settlement of a service mark infringement legal matter, and a $5.0 million contribution to the First Niagara Bank Foundation. Salaries and benefits increased during the nine months ended September 30, 2009, compared to the same period in 2008, as a result of routine merit increases, an increase in performance-based incentive compensation, and an increase in our workforce related to the NatCity branch acquisition and our anticipated merger with Harleysville. Increases in occupancy and equipment expenses, technology and communications expenses, and other noninterest expenses resulted from the increase in the number of our branch locations and the increase in our supporting infrastructure.
Our efficiency ratio for the current quarter increased to 76.2% compared to 57.1% for the third quarter of 2008 and increased to 67.8% for the nine months ended September 30, 2009, compared to 60.0% for the same period in 2008, primarily as a result of the merger and acquisition integration expenses. Excluding these expenses, our efficiency ratio increased to 58.6% for the quarter ended September 30, 2009, compared to 57.1% for the third quarter of 2008 and remained stable at 59.8% for the first three quarters of 2009, compared to 59.2% for the same period in 2008.

Income Taxes
Our effective tax rate for the nine months ended September 30, 2009 increased to 34.7% as compared to 34.1% for the same period in the prior year, due to New York State legislation partially phasing out the exclusion of dividends paid by our real estate investment trust (“REIT”) to First Niagara Bank and the limitation on deductibility of certain executive compensation under the terms of the U.S. Treasury’s Capital Purchase Program up until the date of redemption. Our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and certain tax-related items.
CAPITAL RESOURCES
During the first nine months of 2009, our stockholders’ equity increased $656.3 million. The increase was primarily the result of our April 20, 2009 and September 30, 2009 follow-on stock offerings in which we issued common stock totaling 69.4 million shares, resulting in net aggregate proceeds of $802.2 million in underwritten public offerings. These proceeds were partially offset by the redemption of the preferred stock we had issued to the U.S. Treasury under the Capital Purchase Program for $184.0 million and related preferred stock dividends of $4.8 million. In addition, our stockholders’ equity increased due to $46.8 million of net unrealized gains, net of deferred taxes, on our investment securities available for sale and our earnings, net of common stock dividends.
For the nine months ended September 30, 2009, we declared common stock dividends of $0.42 per share, or $57.2 million, representing a payout ratio of 145%. At this time, we do not anticipate increasing our per share dividend as it is important that we preserve our liquidity and maintain our capital position in the current economic environment.
At September 30, 2009, we held more than 6.6 million shares of our common stock as treasury shares with the authorization to repurchase 3.5 million additional shares as part of our capital management initiatives. During the first nine months of 2009, we did not make any repurchases of our common stock. We issued 268 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first three quarters of 2009. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy and markets stabilize.
Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of September 30, 2009. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$871,885	6.67%	196,200	1.50%	N/A	N/A	%
Tier 1 (core) capital	871,885	6.67	523,199	4.00	653,999	5.00
Tier 1 risk based capital	871,885	10.92	319,382	4.00	479,074	6.00
Total risk based capital	954,962	11.96	638,765	8.00	798,456	10.00
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures, on a consolidated basis, to be meaningful measures of capital quality. Tangible common equity to tangible assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by total assets less goodwill and core deposit and other intangibles. This ratio improved to 10.95% at September 30, 2009 from 8.96% at December 31, 2008 primarily due to our April 2009 and September 2009 follow-on stock offerings. Tangible common equity to risk-weighted assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. Risk-weighted assets are calculated by assigning asset and off-balance sheet items to one of four risk categories, which are assigned risk weights of zero percent, 20 percent, 50 percent, and 100 percent. This ratio improved to 18.05% at September 30, 2009 from 12.26% at December 31, 2008 also due to our follow-on stock offerings.
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
As of September 30, 2009, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $819.2 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2009 has been funded primarily by cash flow generated from our follow-on stock offerings, deposit growth, and principal and interest received from maturing assets.
We have a total borrowing capacity of up to $5.5 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $1.4 billion was utilized as of September 30, 2009.
In order to provide us with an alternative funding source, concurrent with our entry into the agreement to purchase the 57 Western Pennsylvania branches from NatCity, we entered into a Securities Purchase Agreement with PNC and NatCity pursuant to which we had the right to require PNC to purchase shares of our common stock having an aggregate value of $75.0 million, and to require NatCity to purchase up to $150.0 million of our 12% Senior Notes due in 2014 less the amount of common stock issued purchased. Upon the closing of the Branch Acquisition on September 4, 2009, we elected to have NatCity purchase $150.0 million of our 12% Senior Notes due in 2014.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. As of September 30, 2009, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $2.0 billion, a $787.1 million increase from December 31, 2008, including $604.9 million of commercial lines of credit obtained in the NatCity branch acquisition.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $1.3 billion at September 30, 2009, a 90% increase from December 31, 2008 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $437.4 million and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $139.4 million at September 30, 2009, including $51.5 million obtained in the NatCity branch acquisition, and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we were committed to sell $89.6 million in residential mortgages at September 30, 2009.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from changes and volatility in market interest rates. Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur can trigger repricings and changes in the pace of payments, which individually or in combination may affect our net income, net interest income and net interest margin, either positively or negatively.
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
The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in interest rates. The calculated changes assume a parallel shift across the yield curve relative to the current interest rate environment at September 30, 2009. The effects of changing the yield curve slope are not considered in the analysis. These estimates require making certain assumptions including the pace of payments from loan and mortgage-related investments, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions.

	Calculated decrease at September 30, 2009
Changes in interest rates(1)	Net interest income	% Change
	(in thousands)
+200 basis points	$(3,041)	(0.71)%

+100 basis points	(809)	(0.19)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at September 30, 2009, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2009 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2009.
During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Pursuant to current accounting guidance, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was below their book value at March 31, 2009, June 30, 2009 and September 30, 2009. Although the market price of these shares recovered to some extent during the three month period ended September 30, 2009, the shares generally traded below their book value during the first nine months of 2009. If the duration of this decline in the market value of our common shares and the decline in the market prices of the common shares of similarly situated insured depository institutions persists during future reporting periods, or if the severity of the decline increases, it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.
Any Future FDIC Insurance Premiums May Adversely Affect our Financial Condition.
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $5.4 million during the quarter ended June 30, 2009 to reflect the special assessment. In lieu of another special assessment, on September 27, 2009, the FDIC board proposed a requirement that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 as well as for all of 2010, 2011, and 2012 and, in addition, increased assessment rates on deposit insurance premiums by three basis points, effective January 1, 2011.
FDIC guidance provides that as of December 31, 2009, and each quarter thereafter, each insured institution will be required to record an expense for its regular quarterly assessment and as offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as it currently does. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. The prepayment of the future premiums, coupled with any future special assessments, could have a material adverse affect on our results of operations and/or financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.
b)	Not applicable.
c)	We did not repurchase any shares of our common stock during the third quarter of 2009.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5.	Other Information
(a) Not applicable.
(b) Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:
Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: November 9, 2009	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Michael W. Harrington
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