Form 10-K
period 2009-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2010-02-26
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-23975

FIRST NIAGARA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1556195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

726 Exchange Street, Suite 618, Buffalo, NY (Address of Principal Executive Offices)	14210 (Zip Code)
(716) 819-5500
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on which Registered)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 22, 2010, there were issued and outstanding 188,515,378 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by The NASDAQ Stock Market LLC, was approximately $1,690,881,892.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiary on a consolidated basis.
PART I
ITEM 1. Business
GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc., (the “Company”), a Delaware corporation whose principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York, provides a wide range of retail and commercial banking as well as other financial services through our wholly-owned, federally chartered savings bank subsidiary, First Niagara Bank (the “Bank”). In September 2009, we acquired 57 branch locations in Western Pennsylvania from National City Bank and our proposed merger with Harleysville National Corporation, which is expected to close early in the second quarter of 2010, will add 83 branch locations in Southeastern Pennsylvania. In November 2009, the Company applied to the Board of Governors of the Federal Reserve System (“Federal Reserve”) to convert from a savings and loan holding company to a bank holding company, which will allow us to acquire both savings and loan associations and commercial banks, as well as provide more flexibility in the execution and completion of acquisitions.
We are positioned as one of the leading community banks in Upstate New York and Western Pennsylvania, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans and leases, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank. At December 31, 2009, we had $14.6 billion of assets and stockholders’ equity of $2.4 billion.
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
Since 1998, we deployed the proceeds from several stock offerings through multiple whole-bank and nonbank financial services company acquisitions, as well as the opening of several de novo branches in target markets across Upstate New York. This strategy, coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.
First Niagara Bank
First Niagara Bank was organized in 1870, and is a community-oriented savings bank providing financial services to individuals, families, and businesses through our branch network located across Upstate New York and Western Pennsylvania. As of December 31, 2009, the Bank and all of its subsidiaries had $14.5 billion of assets, $9.7 billion of deposits, $1.9 billion of stockholder’s equity, employed almost 3,000 people, and operated through 171 branches and several financial services subsidiaries. In December 2009, the Bank applied to the Office of the Comptroller of the Currency (the “OCC”) to become a national bank, in order to provide us with more flexibility in serving the diverse financial needs of our growing customer base.
The Bank’s subsidiaries provide a range of financial services to individuals and small and medium size companies in our market areas. These subsidiaries include: First Niagara Commercial Bank (the “Commercial Bank”), our New York State chartered bank whose primary purpose is to generate municipal deposits; First Niagara Funding, Inc., our real estate investment trust (“REIT”) which primarily originates and holds some of our commercial real estate and business loans; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency and employee benefits consulting firm engaged in the sale of insurance products including commercial and personal insurance, surety bonds, life, disability and long-term care coverage, as well as other risk management advisory services. FNRM’s risk management consulting business includes alternative risk and self-insurance, claims investigation and adjusting services, and third party administration of self insured workers’ compensation plans. FNRM’s employee benefits consulting business includes a retirement plan practice, compliance services, benefit plan administration, as well as a compensation consulting practice. FNRM also provides industry specific insurance programs related to long-term care, moving and storage, ice rinks and municipalities.

OTHER INFORMATION
We maintain a website at www.fnfg.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). You may also obtain copies, without charge, by writing to our Investor Relations Department, 726 Exchange Street, Suite 618, Buffalo, New York 14210.
We have adopted a Code of Ethics that is applicable to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available on the Investor Relations page of our website along with any amendments to or waivers from that policy. Additionally, we have adopted a general Code of Ethics that sets forth standards of ethical business conduct for all of our directors, officers and employees. This Code of Ethics is also available on our website.
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
Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	General economic conditions, either nationally or in our market areas, that are worse than expected;
•	Significantly increased competition among depository and other financial institutions;
•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;
•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;
•	Our ability to enter new markets successfully and capitalize on growth opportunities;
•	Our ability to successfully integrate acquired entities;
•	Changes in consumer spending, borrowing, and savings habits;
•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and
•	Changes in our organization, compensation, and benefit plans.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
MARKET AREAS AND COMPETITION
Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as the Upstate New York and Western Pennsylvania regions have a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies.

We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2009 we operated 171 bank branches, including 114 in Upstate New York primarily located near Buffalo, Rochester, Syracuse and Albany, which have a combined total population of nearly four million and are the top four Metropolitan Statistical Areas in New York State outside of New York City. We also operated 57 branches in Western Pennsylvania primarily located near Pittsburgh, Erie, and Warren, which have a combined total population of approximately three million.
LENDING ACTIVITIES
Our principal lending activity has been the origination of business and commercial real estate loans, leases, and residential mortgages to customers located within our primary market areas. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell which results in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products.
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
As part of our ongoing strategic initiative to manage interest rate risk, commercial and multi-family real estate loans that we originate are generally limited to three, five, or seven year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, subject to interest rate floors, subsequently reset annually after completion of the initial adjustment period at new market rates that generally range at a spread over the current applicable market index such as Federal Home Loan Bank (“FHLB”) Advance Rates. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 30-year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.
As part of our product mix, we also offer the availability of commercial real estate and multi-family construction loans to our relationship borrowers. We make most of our construction loans as “construction/permanent” loans, which provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are indexed to either a London Inter-Bank Offered Rate (“LIBOR”) or prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent pro-forma lease-up.
We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates associated with this asset class. Commercial real estate and multi-family loans, however, carry significantly more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. In addition, our policy for commercial lending generally requires a maximum loan-to-value (“LTV”) ratio of 75% on purchases of existing commercial real estate and 80% on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed the lesser of 75% to 80% LTV based on property type or 90% of cost.

Commercial Business Loans
Our commercial business loans portfolio includes business term loans and lines of credit issued to small and medium size companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and extend lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. The terms of these loans generally range from less than one year to seven years with either a fixed interest rate or a variable interest rate indexed to a LIBOR or our prime rate. Our lines of credit generally expire after one year and typically carry a variable interest rate indexed to either LIBOR or our prime rate. As part of the Bank’s strategic initiatives to fully service clients located within our retail branch geographic footprint, the Bank also purchases loan participations in various Shared National Credit (“SNC”) syndications. Our balance exposure to SNCs amounted to $151.8 million and $146.4 million at December 31, 2009 and 2008, respectively. The recent acquisition of the National City (“NatCity”) branch network in Western Pennsylvania, together with the accompanying $657.3 million commercial loan portfolio, emphasizes the Bank’s ongoing commitment to the development of commercial business relationships as the Bank looks to allocate a greater portion of our available funds and personnel resources to both our commercial middle market and small business lending markets. To facilitate expansion in these areas, we offer additional commercial business products and services such as letters of credit, cash management, remote deposit capture, merchant services, wire transfer capabilities, lock-box, business credit and debit cards, and online banking.
We also make commercial business and real estate loans which are 50% to 85% government guaranteed through the Small Business Administration. Terms of these loans range from one year to twenty years and generally carry a variable rate of interest indexed to the prime rate. This product allows us to better meet the needs of our small business customers while protecting us from undue credit risk.
Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower’s business, while secured commercial business loans may be secured by collateral that we cannot readily market.
Specialized Lending
Our specialized lending portfolio consists of commercial leases and loans to finance insurance premiums. The bank has traditionally offered installment direct financing “small ticket” equipment leases, generally in amounts between $15 thousand and $125 thousand. Terms of these leases are up to 60 months, generally guaranteed by the principals of the lessee, collateralized by the leased equipment and typically bear interest rates that are higher than traditional commercial lending. During 2009, we expanded and redefined our equipment financing product offering by developing the capability to provide both middle market and municipal leases to both existing and new customers in amounts up to $5.0 million.
Both the traditional small ticket leasing and financed insurance premium product lines have been impacted by the current economic environment. This is evidenced by the ongoing softness in the insurance markets that are driving down the dollar amount of insurance premiums being financed, and in the small business leasing market, which has been the traditional target for our equipment leasing activities.
Residential Real Estate Lending
We originate mortgage loans to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market areas. We offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly and bi-weekly payment options, that have maturities generally up to 30 years, and maximum loan amounts generally up to $750 thousand. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.
We generally sell newly originated conventional 15 to 30 year fixed-rate loans as well as FHA and VA loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to hold our newly originated ARMs in our portfolio. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 85% are required to carry private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.

We offer monthly ARM products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that generally adjust annually after three, five, or seven years. After that initial fixed rate period of time, the interest rate on these loans is reset based upon a spread or margin above a specified index (e.g. a U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date depends on the initial adjustment period of the loan. Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment of up to 6% over the life of the loan. These loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.
ARMs generally pose higher credit risks relative to fixed-rate loans primarily because, as interest rates rise, the payment amounts due from the borrowers rise, thereby increasing the potential for default. In order to manage this risk, we do not originate adjustable-rate loans with less than an initial fixed term of three years. Adjustable rate loans with less than a five year fixed term are subject to more stringent underwriting standards. Additionally, we do not offer ARM loans with initial teaser rates.
Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit (“HELOCs”) in our market areas. We offer both fixed-rate and floating-rate home equity products in amounts up to 85% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $500 thousand. We offer monthly fixed-rate home equity loans with repayment terms generally up to 15 years and HELOCs with terms up to 30 years. We also offer an “Ultraflex” home equity line of credit which allows borrowers the option of a five year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, with this product we offer a card option to access available funds and an option that allows our customers to convert their variable rate line to a fixed rate loan up to three times over the term of the line. The minimum line of credit is $10 thousand and the maximum is $500 thousand (limited to $100 thousand if the loan to value exceeds 80%).
Consumer Loans
We offer a variety of fixed-rate installment and variable rate line-of-credit consumer loans, including indirect mobile home loans as well as personal secured and unsecured loans. Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles and mobile homes. Mobile home loans have shorter terms to maturity and higher yields than traditional single-family residential mortgage loans. We generally offer mobile home loans with fixed-rate, fully amortizing terms of 10 to 20 years. We originate mobile home loans at higher interest rates than residential mortgage loans because mobile homes typically decline in value following their initial sale, potentially resulting in the value of the collateral being less than the loan balance. At the time of origination, we require appraisals on all mobile homes to substantiate their current market values.
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
We also originate personal secured and unsecured fixed rate installment loans and variable rate credit cards and lines of credit. Terms of these loans range from 6 months to 72 months and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts, or certificates of deposit. We only approve unsecured loans for our more creditworthy customers.

Classification of Assets
We review loans on a regular basis and place them on nonaccrual status when, in our opinion, the collection of principal or interest is less than probable or when contractual payments are 90 days or more past due. At that time, we reverse interest accrued and unpaid from interest income.
Consistent with regulatory guidelines, we provide for the classification of loans which are considered to be of lesser quality as “substandard,” “doubtful,” or “loss.” We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a substantial specific loss reserve is not warranted. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated “special mention.”
When we classify problem loans as either substandard or doubtful, we evaluate them for impairment. When we classify problem loans as a loss, we charge-off such amount against the allowance for credit losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional general or specific loss allowances. We regularly review our loan portfolio to determine whether any loans require classification in accordance with our policy or applicable regulations.
Allowance for Credit Losses
We establish our allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in determining our credit loss allowance. We continue to monitor and modify the level of our allowance for credit losses in order to include all losses at each reporting date that are both probable and reasonable to estimate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
Our evaluation of our allowance for credit losses is based on a continuing review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We formally review all individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those over $1 million no less frequently than every 18 months. We review nonaccruing, impaired, and delinquent commercial loans individually every month and we consider the value of any underlying collateral or future cash flows when determining estimates of losses on those loans and the need, if any, for a specific allowance. All loans over $300 thousand classified as “special mention” and all loans over $200 thousand classified as “substandard” or “doubtful” are reviewed quarterly in accordance with our Allowance for Loan and Lease Loss Policy. In addition, a substantial portion of our commercial business loan portfolio is reviewed and rated by an external service provider during the year as well as our internal loan review unit. For all nonclassified loans, we estimate losses and allocate allowance by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical loss experience, industry trends, trends in the local real estate market and the current business and economic environment in our market areas.
Prior to 2009, we also maintained an unallocated portion of our allowance for credit losses related to a general assessment of potential variability of applicable qualitative considerations subject to a higher degree of uncertainty. During the first quarter of 2009, we refined our estimation methodology related to the allocation of the allowance. The result was the allocation of the previous unallocated portion of the allowance for credit losses to the specific loan portfolios related to a general assessment of each respective portfolio's potential variability of applicable qualitative considerations subject to a higher degree of uncertainty. Management does not consider this refinement to the methodology to be significant.

INVESTMENT ACTIVITIES
Our investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability, and risk diversification.
We limit our investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations, and corporate equity securities. In addition, our policy permits investments in mortgage-backed securities, including collateralized mortgage obligations (“CMOs”) issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association (“GNMA”), or non-agency issued and backed by residential conventional “whole loans.” Also permitted are investments in asset-backed securities (“ABS”), supported by auto loans, credit card receivables, home equity loans, student loans, and home improvement loans. Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs, while we utilize U.S. Government and agency and other non-amortizing securities for call protection and liquidity purposes. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of five years. At December 31, 2009, $4.4 billion of securities within our investment portfolio were designated as available for sale and $1.1 billion were designated as held to maturity. These amounts included securities issued by FHLMC, FNMA and GNMA with a fair value of $1.1 billion, $1.2 billion, and $2.5 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
WEALTH MANAGEMENT
We offer wealth management services to manage client funds utilizing various third party investment vehicles including stocks, bonds, mutual funds, annuities, and other investment products, including individual retirement accounts, education savings plans, and retirement plans for both our retail and commercial clients. We offer mutual funds and annuities as well as other investment products through our branch network using financial consultants and appropriately licensed employees.
Revenue from mutual funds and annuities consists primarily of commissions paid by our clients, investment managers, and third party product providers. New business activity and the corresponding revenue that we earn are particularly affected by fluctuations in stock and bond market prices, the development of new products, markets and services, the relative attractiveness of investment products offered under current market conditions, and changes in the investment patterns of our clients.
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
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers. In January 2010, Moody’s Investors Service and Standard & Poor’s Ratings Services announced that they assigned first time long-term issuer credit ratings of Baa1 and BBB-, respectively, to us, complementing our existing BBB long-term issuer credit rating from Fitch Ratings that was last affirmed in July 2009. These ratings will increase our ability to efficiently access the capital markets to meet our liquidity needs.

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
The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees, and contingent profit sharing paid by insurance carriers. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. We are currently servicing approximately $410.7 million in annual insurance premium volume.
Employee Benefits Consulting
We also offer full service employee benefits plan and compensation consulting through FNRM. Our primary practice areas include health and welfare plan consulting, defined contribution plan consulting and administration, defined benefit plan consulting and actuarial valuations, compensation consulting and salary administration, and worksite benefits enrollment and on-going administration. We are paid on a flat fee basis on certain of our services in accordance with service agreements with our clients. Our fees vary based on the number of participants in the plans, the amount of assets that we service, and the amount of hours required to perform the services. Revenue from certain other services is received based on the fair value of assets being managed and is, therefore, subject to changes in market conditions.
SEGMENT INFORMATION
Information about our business segments is included in Note 20 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments, banking and financial services. Our financial services activities consist of insurance and employee benefits consulting services. All of our other activities are considered banking.
SUPERVISION AND REGULATION
We are currently a savings and loan holding company examined and supervised by the OTS, while our Bank is currently a federal savings association examined and supervised by the OTS and, to a lesser extent, the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities that we may engage in and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, we are periodically examined to ensure that we satisfy applicable standards with respect to our capital adequacy, assets, management, earnings, liquidity, and sensitivity to market interest rates. Following completion of an examination, the OTS evaluates our operations and assigns our Bank a rating (known as a CAMELS rating). Under federal law, we may not disclose our CAMELS rating to the public. Additionally, our Bank is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves that we are required to maintain against deposits and other operational matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies that they may identify. Our relationship with our depositors and borrowers are also regulated to a great extent by both federal and state laws, especially in matters concerning privacy, the ownership of deposit accounts, and the form and content of loan documents. Any change in these laws or regulations, whether by the OTS or Congress, could have a material impact on us and our operations.

In November 2009, the Company applied to the Federal Reserve to convert from a savings and loan holding company to a bank holding company, which will allow us to acquire both thrifts and commercial banks, as well as provide more flexibility in the execution and completion of acquisitions. Upon approval by the Federal Reserve, we will be subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve will require regular reports from us and will be authorized to conduct regular examinations of us. For more information, see “Regulation as a Bank Holding Company with National Bank Subsidiary.”
Recent market disruptions have led to numerous proposals in the United States for potentially significant changes in the regulation of the financial services industry. See “Risk Factors—Proposed Legislative and Regulatory Reforms Could, If Enacted or Adopted, Result in Our Business Becoming Subject to Significant and Extensive Additional Regulations and/or Could Adversely Affect Our Results of Operations and Financial Condition” for a further discussion of some of these proposals and their potential impact on us.
Federal Regulation of Our Savings Bank
Business Activities
Our Bank’s lending and investment powers come from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, our Bank may primarily invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities, and certain other assets. We also may establish subsidiaries that may engage in activities not otherwise permissible for our Bank, including real estate investment and securities and insurance brokerage.
In December 2009, our Bank applied to the OCC to become a national bank organized under the National Bank Act, providing us with more flexibility in serving the diverse financial needs of our growing customer base. If that application is granted, our Bank would have as its primary regulator the OCC rather than the OTS. The various laws and regulations administered by the OCC affect corporate practices such as payments of dividends, incurring debt, and acquisition of financial institutions and other companies. Supervision and regulation by the OCC also affects business practices, such as interest on deposits, the charging of interest on loans, types of business conducted, and location of offices.
Capital Requirements
OTS regulations require our Bank to meet three minimum capital standards: A 1.5% tangible capital ratio, a 4% leverage (core) ratio, and an 8% total risk-based capital ratio. The OTS prompt corrective action rules discussed below, in effect, establish a minimum 2% tangible capital standard.
The risk-based capital rules require our Bank to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of our risk-weighted assets, all of our Bank’s assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, which is assigned by OTS regulation based on the risks they believe are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include certain cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, and intermediate preferred stock, the allowance for credit losses (limited to a maximum of 1.25% of risk-weighted assets), and up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of our Bank’s total capital cannot exceed 100% of core capital.
At December 31, 2009, our Bank exceeded all minimum regulatory capital requirements. In 2009, to further strengthen our Bank’s capital, the Company contributed $353.6 million of the proceeds from our follow-on stock offerings to the Bank. The current requirements and our actual capital levels are detailed in Note 14 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
Prompt Corrective Action Regulations
Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a bank is placed in one of the following five categories based on its capital levels:
•	Well-capitalized (at least 5% leverage (core) capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	Adequately capitalized (at least 4% leverage (core) capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	Undercapitalized (less than 4% leverage (core) capital, 4% Tier 1 risk-based capital, or 8% total risk-based capital);
•	Significantly undercapitalized (less than 3% leverage (core) capital, 3% Tier 1 risk-based capital, or 6% total risk-based capital); or
•	Critically undercapitalized (less than 2% tangible capital).
Generally, the banking regulator is required to appoint a receiver or conservator if a bank is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date on which a bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A capital restoration plan must disclose, among other things, the steps that would be taken to become adequately capitalized without appreciably increasing the risk to which the bank is exposed. In addition, each company that controls the savings bank must guarantee that the savings bank will comply with the plan until the savings bank has been adequately capitalized on average during each of four consecutive calendar quarters. Further, numerous mandatory supervisory actions become immediately applicable, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2009, our Bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our Bank are detailed in Note 14 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Loans-to-One-Borrower
Our Bank generally may not make a loan or extend credit to a single borrower in excess of 15% of our unimpaired capital and surplus on either a secured or unsecured basis. As of December 31, 2009, our Bank was in compliance with loans-to-one-borrower limitations (15% of unimpaired capital and surplus) of $164.7 million based upon $1.1 billion of unimpaired capital and surplus. However, given our desire to diversify credit risk, we have established an internal loans-to-one-borrower limit of approximately $109.8 million (10% of unimpaired capital and surplus) as of December 31, 2009. Borrower concentration levels in excess of this threshold are reviewed quarterly by the Risk Committee of the Board of Directors, with a full portfolio review of these borrower concentrations on an annual basis.
Qualified Thrift Lender Test
Our Bank is also currently subject to a qualified thrift lender (“QTL”) test. Under the QTL test, our Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period. As of December 31, 2009, our Bank had 80% of its portfolio assets in qualified thrift investments. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of our Bank’s business.
“Qualified thrift investments” include various types of loans that our Bank makes for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans that our Bank makes for personal, family, household, and certain other purposes up to a limit of 20% of our Bank’s portfolio assets. “Qualified thrift investments” can also include 100% of our Bank’s small business loans. Our Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined by the Internal Revenue Code of 1986, as amended.
Capital Distributions
The Company is a legal entity separate and distinct from its bank subsidiaries and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our Bank subsidiaries and other subsidiaries, or to pay dividends on our own equity securities. OTS regulations govern capital distributions that our Bank can make to our holding company. Our Bank must file an application for approval of a capital distribution if the total capital distribution for the applicable calendar year exceeds the sum of current year to date net income plus retained net income for the preceding two years that is still available for distribution; our Bank would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement, or OTS-imposed condition; or our Bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, our Bank must file a notice with the OTS before a dividend or capital distribution is remitted to shareholders. The OTS may disapprove our notice or application within 30 days if: our Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation, or agreement. Our Bank did not pay a dividend to our holding company in 2009 in order to maintain our Bank’s strong capital levels.
Community Reinvestment Act and Fair Lending Laws
We have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of our communities, including low and moderate income neighborhoods. In connection with its examination, the OTS assesses our Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating in our lending practices on the basis of characteristics specified in those statutes. Our failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. Our failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against us by the OTS, as well as other federal regulatory agencies and the Department of Justice. Our Bank received a “Satisfactory” CRA rating on our most recent federal examination.
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
Loans to Insiders
Our Bank’s authority to make loans to insiders (our directors, executive officers, and 10% stockholders, as well as to companies controlled by these people) is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and its implementing regulations. These provisions require that loans to our insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) do not exceed certain limitations on the amount of the loan extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of our capital. In addition, loans in excess of certain limits must be approved by our Board of Directors. Total credit facilities extended to certain of our officers and directors and affiliates amounted to $3.2 million and $4.1 million at December 31, 2009 and 2008, respectively. During 2009, new loans to these officers and directors amounted to $346 thousand and principal repayments amounted to $150 thousand. The balances due from these insiders under these facilities amounted to $2.4 million and $2.6 million at December 31, 2009 and 2008, respectively. The remaining change from 2008 to 2009 is due to changes in insiders’ status.
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

Insurance of Deposit Accounts
Our deposit accounts are insured by the FDIC up to applicable legal limits under the FDIC’s general deposit insurance rules. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Effective April 2009, assessment rates are subject to adjustments based upon the insured depository institution’s ratio of (i) long-term unsecured debt to domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%).
Federal legislation establishes a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and grants the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. During 2009 and 2008, our Bank used $1.1 million and $2.6 million in credits, respectively, to offset insurance premiums assessed by the FDIC. At December 31, 2009, we had no further credits available to offset assessments by the FDIC.
In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009, which Congress has since extended through December 31, 2013.
In addition, in October 2008, the Secretary of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, allowing the FDIC to provide a 100% guarantee for newly issued senior unsecured debt issued before June 30, 2009 and noninterest bearing transaction deposit accounts through December 31, 2009 at FDIC insured institutions under the Temporary Liquidity Guarantee Program (“TLGP”). Fees for coverage were waived for the first 30 days of the program. We elected to participate in the program beyond this time period for coverage of noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, but not for the guarantee of senior unsecured debt. An annual surcharge of 10 basis points is applied to noninterest bearing transaction deposit amounts in excess of $250,000. On August 26, 2009, the FDIC extended this coverage under the TLGP through June 30, 2010 for noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. We did not elect to participate in this extension of the TLGP, and accordingly, such coverage ended on December 31, 2009.
On May 22, 2009, the FDIC adopted a rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $5.4 million during the second quarter of 2009 to reflect the special assessment. On September 29, 2009 the FDIC increased assessment rates on deposit insurance premiums by three basis points effective January 1, 2011. In addition, in lieu of another special assessment, on November 12, 2009, the FDIC board adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as for all of 2010, 2011, and 2012 on December 30, 2009, which amounted to $38.5 million for us. The rate increases and special assessment resulted in a significant increase to our FDIC insurance premiums, to $16.7 million in 2009 from $1.3 million in 2008.
FDIC guidance provides that as of December 31, 2009, and each quarter thereafter, each insured institution will be required to record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the prepaid asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as it currently does. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.
Prohibitions Against Tying Arrangements
We are prohibited, subject to some exceptions, from making loans or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a customer obtains some additional service from us or not obtain services from one of our competitors.
Federal Home Loan Bank System
We are a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential mortgage loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. At December 31, 2009, we were in compliance with this requirement.

Federal Reserve System
Federal Reserve regulations require us to maintain noninterest-earning cash reserves against our transaction accounts, such as NOW and regular checking accounts. Our reserve balances of $600 thousand at December 31, 2009 and 2008 were in compliance with the reserve requirements. We may use balances maintained to meet the reserve requirements imposed by the Federal Reserve to satisfy our liquidity requirements imposed by the OTS.
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
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) restricts us to those activities permissible for financial holding companies. As such, we may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. Federal law prohibits us, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings bank or holding company without prior written approval of the OTS. It also prohibits us from acquiring or retaining, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of a bank that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the OTS considers the financial and managerial resources, future prospects of the savings bank involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.
In November 2009, the Company applied to the Federal Reserve to convert from a savings and loan holding company into a bank holding company, which will allow us to acquire both thrifts and commercial banks, as well as provide more flexibility in the execution and completion of acquisitions.
For more information, see “Regulation as a Bank Holding Company with National Bank Subsidiary.”
Commercial Bank Regulation
Our Commercial Bank is subject to extensive regulation by the New York State Banking Department (“NYSBD”) as its chartering agency and by the FDIC as its federal regulator and deposit insurer. Our Commercial Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other banks and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease and desist orders, and to remove directors and officers. These enforcement actions may be initiated in response to violations of laws, regulations or unsafe or unsound practices.

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
Our Commercial Bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on our Bank. The FDIC regulations require that our Commercial Bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our Commercial Bank must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on our Commercial Bank’s CAMELS composite examination rating. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank’s capital is, or may become, inadequate in view of the bank’s particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC’s prompt corrective action regulations.
At December 31, 2009, our Commercial Bank met the criteria for being considered “well-capitalized.” The current requirements and the actual levels for our Commercial Bank are detailed in Note 14 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” For more information on proposed changes to currently applicable capital and liquidity requirements, see “—Proposed Capital and Liquidity Requirements.”
In connection our Bank’s planned conversion from a savings bank to a national commercial bank, we plan to merge our Commercial Bank into First Niagara Bank during 2010.
Regulation as a Bank Holding Company With a National Bank Subsidiary
If our applications to become a bank holding company under the BHC Act, and to convert our Bank to a national banking association are accepted, the laws and regulations applicable to us as a bank holding company whose principal subsidiary is a national banking association will be the same or similar in most respects to those described above under “Federal Regulation of Our Savings Bank” and “Holding Company Regulation.” However, they will differ in some respects from the laws and regulations to which we are currently subject. See “Federal Regulations of Our Savings Bank—Business Activities” and the discussion below of certain of those differences.
Scope of Permitted Activities
We have applied to the Federal Reserve to become a bank holding company under the BHC Act but have not applied for the broader powers that are permitted to bank holding companies that are also “financial holding companies.” In general, the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing certain surfacing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As a savings and loan company, the regulations currently applicable to us permit us to engage not only in those activities but also to engage in the broader range of activities permitted for financial holding companies — that is, activities that are financial in nature, including underwriting equity securities and insurance and other activities that are incidental to financial activities or complementary to a financial activity. We do not currently engage in any activities other than those permitted for bank holding companies that are not financial holding companies.

Capital Requirements
As a bank holding company having as its principal subsidiary a national bank, the Company will be subject to formal quantitative capital requirements under the capital guidelines of the Federal Reserve and our Bank, as a national bank, will be subject to the capital regulations of the OCC. Although the OTS regulates the capital of savings and loan holding companies such as the Company, it does not apply specific capital regulations or guidelines to savings and loan holding companies.
The Federal Reserve’s risk-based capital guidelines applicable to bank holding companies, and the OCC’s risk-based capital regulations applicable to national banks, require that the holding company or bank maintain Tier 1 and total capital to risk-weighted assets of at least 4% and 8%, respectively. The definitions of Tier 1 capital and total capital and the determinations or risk-weighted assets, as applicable to the Company and the Bank under the Federal Reserve’s and OCC’s guidelines and regulations, are similar to those in the OTS regulations that currently apply to the Bank, as described above under “—Federal Regulation of Our Savings Bank —Capital Requirements.” There are differences, however, including that bank holding companies may include a limited amount of cumulative perpetual preferred stock and trust preferred securities in Tier 1 capital.
The Federal Reserve capital guidelines and OCC capital regulations require bank holding companies and national banks to comply with a minimum leverage ratio requirement. The leverage ratio is the ratio of the banking institution’s Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines and regulations require a minimum leverage ratio of 3% for banking institutions that either have the highest supervisory rating or have implemented the relevant regulator’s (the Federal Reserve as to a bank holding company and the OCC as to a national bank) risk-adjusted measure for market risks. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4%.
The Federal Reserve’s capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Although the Federal Reserve and the OCC guidelines and regulations do not include a minimum tangible capital ratio, the Federal Reserve’s guidelines indicate that the Federal Reserve will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total assets (excluding intangibles).
Dividend Restrictions
If our Bank converts to a national banking association charter as contemplated, under the National Bank Act and OCC regulations, it will be subject to limitations on dividends similar to those described above applicable to our Bank under OTS regulations. The amount of dividends that may be paid by a national bank without prior OCC approval is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits”.
In addition to the dividend restrictions described above, the OCC has the authority to prohibit or limit the payment of dividends by a national bank if, in the OCC’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the national bank.
It is also the policy of the Federal Reserve that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and discouraged dividend payout ratios that are at the 100% level unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of bank depository institution subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such bank depository institution subsidiaries.

Source of Strength
Under the BHC Act and Federal Reserve regulations, as a bank holding company the Company would be expected to act as a source of financial strength to its bank subsidiaries and to commit capital and financial resources to those subsidiaries. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it. In addition, any loans by the Company to its bank subsidiaries will be subordinate in right of payment to depositors and to certain other indebtedness of the bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Provisions Applicable to Savings and Loan Holding Companies and Savings Associations That Do Not Apply to Bank Holding Companies and National Banks
The QTL test, described above under “Federal Regulation of Our Savings Bank—Qualified Thrift Lender Test” will not apply to the Bank as a national bank.
Proposed Capital and Liquidity Requirements
The risk-based capital guidelines currently applicable to us and that will apply to us as a bank holding company owning a national bank are based on the 1998 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).
In December 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation. The Basel Committee’s capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, they would:
•	re-emphasize that common equity is the “predominant” component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio, with the ratio itself to be determined based on the outcome of an impact study that the Basel Committee is conducting, and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital;
•	disqualify innovative capital instruments, including trust preferred securities and other instruments that effectively pay cumulative dividends, from Tier 1 capital status;
•	strengthen the risk coverage of the capital framework, particularly with respect to counterparty credit risk exposures arising from derivatives, repurchase agreements and securities financing activities;
•	introduce a leverage ratio requirement as an international standard; and
•	implement measures to promote the build up of capital buffers in good times that can be drawn upon during periods of stress, introducing a countercyclical component designed to address the concern that existing capital requirements are procyclical (that is, they encourage reducing capital buffers in good times, when capital could more easily be raised, and increasing capital buffers in times of distress, when access to capital markets may be limited or they may effectively be closed).
The capital proposals do not specify a percentage for the new ratio of common equity to risk-weighted assets or changes in the current minimum Tier 1 capital (4%) and total capital (8%) risk-based capital requirements. Instead, they state that the minimum percentage requirements for the new ratio of common equity to risk-weighted assets and the other capital ratios, including Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and the new leverage ratio, will be included in a “fully calibrated, comprehensive set” of capital and liquidity proposals to be released by December 31, 2010. Independently in September 2009, the U.S. Department of the Treasury (the “Treasury”) issued a policy statement titled “Principals for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” setting forth core principals intended to address many of the same substantive items as the Basel Committee capital proposals and specifically calling for increased capital requirements for financial institutions.
The Basel Committee’s liquidity proposals, although similar in many respects to tests historically applied by banking organizations and regulators for management and supervisory purposes, if implemented, would for the first time be formulaic and required by regulation. They would impose two measures of liquidity risk exposure, one based on a 30 day time horizon and the other addressing longer term structural liquidity mismatches over a one year time period.

The Basel Committee indicated that it expects final provisions responsive to the proposals to be implemented by December 31, 2012. Ultimate implementation in individual countries, including the United States, is subject to the discretion of the bank regulators in those countries. The Basel Committee’s final proposals may differ from the proposals released in December 2010, and the regulations and guidelines adopted by regulatory authorities having jurisdiction over us may differ from the final accord of the Basel Committee. Moreover, although some aspects of the Basel Committee proposals were quite specific (for example, the definition of the components of capital), others were merely conceptual (for example, the description of the leverage test), and others not specifically addressed (for example, the minimum percentages for required capital ratios). We are not able to predict at this time the content of guidelines or regulations that will ultimately be adopted by regulatory agencies having authority over us or the impact of changes in capital and liquidity regulation upon us. However, a requirement that we maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, could significantly impact our financial condition, operations, capital position and ability to pursue business opportunities.
Other Regulatory Considerations
Cross Guarantee Provisions
Each insured depository institution that is “controlled” (as defined in the BHC Act) by the same holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. If we become a bank holding company and, as contemplated, merge Harleysville National Bank and the Commercial Bank into First Niagara Bank, we will have only one insured depository institution for this purpose. However, if, in the future, we were to control other insured depository institutions, such cross-guarantee would apply to all such insured depository institutions.
Compensation Practices
If we become a bank holding company as contemplated, our compensation practices will be subject to oversight by the Federal Reserve. In October 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance. The proposal also contemplates a detailed review by the Federal Reserve of the incentive compensation policies and practices of a number of “large, complex banking organizations,” including us. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the Federal Reserve’s policies on executive compensation are continuing to develop, and we expect that these policies will evolve over a number of years.
Insolvency of an Insured Depository Institution
If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power:
•	to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;
•	to enforce the terms of the depository institution’s contracts pursuant to their terms; or
•	to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of our Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.
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
Troubled Assets Relief Program — Capital Purchase Program
On November 21, 2008, we sold to the Treasury for an aggregate purchase price of $184.0 million, 184 thousand shares of preferred stock and a warrant to purchase 1.9 million shares of common stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (the “CPP”). Upon the February 2009 enactment of the American Recovery and Reinvestment Act of 2009, we were able to redeem the preferred stock at any time, and without regard to having proceeds from a qualified equity offering, subject to consultation with our primary federal regulator, the OTS. The terms of the CPP prohibited us from increasing the dividends on our common stock as well as from making repurchases of our common stock without the Treasury’s consent prior to November 21, 2011 unless we had fully redeemed the preferred stock. Furthermore, participation in the CPP limited the compensation and tax deductibility of the compensation we paid to certain of our executives.

On May 27, 2009, we redeemed the preferred stock and the related final accrued dividend for a total of $184.3 million. At the time of payment, all rights of the Treasury, as holder of the preferred stock, terminated. The redemption of the preferred stock, which had a carrying value of $176.3 million, required us to record $7.7 million of discount accretion for the difference between the redemption price and the carrying value of the preferred stock. The number of shares of common stock available under the warrant was reduced by one-half as a result of the capital we raised in our April 2009 common stock offering.
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
Net Operating Loss Carryovers
We may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2009, we had net operating loss carryforwards of $145.6 million for federal income tax purposes. We obtained these net operating loss carryforwards upon our acquisition of Great Lakes Bancorp, Inc. and expect to utilize the carryforwards, subject to an annual limitation, each year through 2020.
Taxable Distributions and Recapture
Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. At December 31, 2009, our Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $42.0 million.
State of New York
We report income on a calendar year combined basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications. During 2008, New York State revised legislation that phases out the exclusion of dividends paid by a REIT to a bank when the taxable assets of the bank’s combined reporting group exceed $8 billion. In 2008, we were entitled to exclude from taxation 50% of our REIT’s taxable income and in 2009 and 2010, we are entitled to exclude from taxation 25% of our REIT’s taxable income. Without the 25% REIT dividend exclusion, our 2009 effective tax rate would have been approximately 34.9%, compared to our actual rate of 33.9%.

In its current form, we do not expect to be materially impacted by any provisions of the proposed 2010 New York State budget bill.
Commonwealth of Pennsylvania
We report income on a calendar year separate company basis in Pennsylvania. In 2009, our Bank was subject to the Pennsylvania Mutual Thrift Institutions Tax, which is imposed in an amount equal to 11.5% of taxable income allocable to Pennsylvania. Taxable income is based on financial statement net income, subject to certain modifications.
In 2010, due to the anticipated change in its charter, our Bank will be subject to the Pennsylvania Bank Shares Tax, which is imposed in an amount equal to 1.25% of taxable net equity allocable to Pennsylvania. Taxable net equity is based on consolidated financial statement net equity, subject to certain modifications.
Status of Audits by Taxing Authorities
We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2004. As described in Note 15 to the Consolidated Financial Statements, there are no indications of any material adjustments relating to any examination currently being conducted by these taxing authorities.
ITEM 1A. Risk Factors
Making or continuing an investment in securities issued by the Company, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
Economic Conditions May Adversely Affect Our Liquidity and Financial Condition
As a consequence of the economic slowdown that the United States has been experiencing, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:
•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets, such as goodwill; and
•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.
Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2009, our portfolio of commercial real estate and business loans totaled $4.8 billion, or 65% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

We target our business lending and marketing strategy towards small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.
Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating our allowance for credit losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.
Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.
Concentration of Loans in Our Primary Market Area May Increase Risk
Our success depends primarily on the general economic conditions in the geographic areas in which we operate, currently Upstate New York and Western Pennsylvania and, if the Harleysville acquisition is completed, Southeastern Pennsylvania. Accordingly, the local economic conditions in both Upstate New York and Western Pennsylvania, and Southeastern Pennsylvania after the merger, have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could increase default rates on those loans and otherwise negatively affect our financial results.
Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition could be significantly affected by unanticipated changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in our net interest income.
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

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy our capital and to increase our loans and deposits, we intend to continue to acquire other financial institutions, financial services companies, or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. Additionally, acquisitions are subject to approvals by Federal and state bank regulatory authorities, and we cannot predict whether acquisitions we may wish to make will receive the required approvals. We incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.
Growing By Acquisition Entails Certain Risks
In September 2009, we acquired 57 branch locations in Western Pennsylvania from National City Bank and have pending a proposed merger with Harleysville National Corporation, which is expected to close in the second quarter of 2010 and will add at least 83 branch locations in Southeastern Pennsylvania. As indicated above under “Our Ability to Grow May Be Limited If We Cannot Make Acquisitions,” we intend to continue to acquire other financial institutions, financial service companies or branches. Growth by acquisition involves risks. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the acquired company with our businesses in a manner that does not result in decreased revenues resulting from disruption of existing customer relationships of the acquired company. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned.
Further, the asset quality or other financial characteristics of a company we plan to acquire may deteriorate between the date a merger or other acquisition agreement is entered into and the transaction is completed. Depending upon the terms we negotiate in the related merger or acquisition agreement, the deterioration may not allow us to fail to close the proposed transaction. Or, we may be required to close the proposed transaction with such a company to the detriment of our future financial condition.
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
We May Not Be Able to Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of financial institutions. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them.
We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations
We are subject to extensive regulation, supervision, and examination by the OTS, the FDIC, and the NYSBD. Assuming that our Bank becomes a national bank, the Federal Reserve will be the primary federal bank regulatory agency for our holding company and the OCC for our Bank. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules, or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Proposed Legislative and Regulatory Reforms Could, if Enacted or Adopted, Result in Our Business Becoming Subject to Significant and Extensive Additional Regulations and/or Could Adversely Affect Our Results of Operations and Financial Condition
The extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for legislative and regulatory reform that could substantially intensify the regulation of the financial services industry and that may significantly impact our business. These proposals include the following:
•	tightening controls on the ability of banking institutions to engage in transactions with affiliates;
•	limiting the size and activities of financial institutions;
•	amending regulatory capital standards, and increasing regulatory capital requirements, for banks and other financial institutions and establishing new formulaic liquidity requirements applicable to financial institutions, including those proposals described above under “Supervision and Regulation—Proposed Capital and Liquidity Requirements;”
•	establishing a new Financial Services Oversight Council chaired by the Treasury and a Consumer Financial Protection Agency;
•	establishing greater government powers to regulate risk across the financial system; and
•	establishing heightened standards for and increased scrutiny of compensation policies at financial institutions.
Lawmakers and regulators in the United States continue to consider these and a number of other wide ranging and comprehensive proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. For example, separate comprehensive financial reform bills were introduced in both houses of Congress in the second half of 2009, and the U.S. House of Representatives passed a financial reform bill in December of 2009, which has not been passed by the U.S. Senate.
We cannot predict the final form, or effects on us, of these or other potential or proposed reforms. These and other potential or proposed legislative and regulatory changes could adversely impact the profitability our business activities, limit our ability to pursue business opportunities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key Company personnel, or expose us to additional costs (including increased compliance costs and increased risk of litigation). Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.
See “Supervision and Regulation” for more information about the regulation to which we are subject.
Any Future FDIC Insurance Premiums May Adversely Affect our Earnings
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC insured institutions to the institution’s employee compensation programs. The exact requirements of and whether such a rule ultimately will be adopted are not yet known, but such a rule could increase the amount of premiums the Company must pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.
We Are a Holding Company and Depend on Our Subsidiaries for Dividends, Distributions and Other Payments
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from our Bank. There are statutory and regulatory limitations on the payment of dividends by our Bank to us, as well as by us to our stockholders. Regulations of the OTS and, upon our Bank’s conversion to a national bank charter, the OCC affect or will affect the ability of our Bank to pay dividends and other distributions to us and to make loans to us. If our Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “—Federal Regulation of Our Savings Bank—Capital Distributions” and “—Regulation as a Bank Holding Company With a National Bank Subsidiary—Dividend Restrictions” above under “Supervision and Regulation” in Item 1 of this Annual Report on Form 10-K.

In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, the Book Values of These Assets Would Decrease.
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
We Are Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders, Which May Adversely Affect Our Business and Results of Operations
We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about our other business.
If personal, nonpublic, confidential, or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.

Our Information Systems May Experience an Interruption or Security Breach
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems or disclosure of confidential or proprietary information of our clients. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
Anti-takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value
Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our board of directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a thrift bank holding company, state member bank or national bank, including shares of our common stock, creates a rebuttable presumption that the acquiror “controls” the bank holding company or state member bank. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in the Company being less attractive to a potential acquiror.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
In 2009, we relocated our executive offices to our regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 88,000 square feet of space. At December 31, 2009, we conducted our business through 171 full-service branches located across Upstate New York and Western Pennsylvania as well as several financial services subsidiaries. Seventy-three of our branches are owned and 98 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our four other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh, Pennsylvania, where we conduct financial services and certain back office operations. We also lease or own other facilities which are used for training centers, tenant rental, and storage. These properties include 20 leased offices and 11 buildings which we own with a total occupancy of approximately 454,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2009, our premises and equipment had a net book value of $156.2 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3. Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:
The Company has been named as a defendant in two separate class actions pending in the Court of Common Pleas, Montgomery County, Pennsylvania: Seibert v. Harleysville National Corp., et al.; and McAuvic v. Geraghty, et al. Both actions challenge the terms of the proposed merger. The Seibert and McAuvic complaints each charge that Harleysville and its directors breached their fiduciary duties to Harleysville stockholders by failing to negotiate a fair price for Harleysville National Corporation stock. In addition, the plaintiffs claim that the process leading to the proposed merger was unfair. The complaints allege that the Company aided and abetted the breaches of fiduciary duty by Harleysville and its directors. The complaints seek to enjoin the proposed merger and to recover money damages. There are also five substantially similar cases pending (four in Philadelphia County and one in Montgomery County) naming only Harleysville and its directors as defendants. The Company believes the claims in the complaints are without merit.
On January 6, 2010, the plaintiffs in the Seibert and McAuvic cases moved to lift the stay of proceedings previously stipulated by the parties, and sought an order granting expedited discovery and scheduling a preliminary injunction hearing. On January 7, 2010, the Court denied plaintiffs’ motions in their entirety.
On January 4, 2010, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania in a case entitled Valerius, et al. v. Geraghty, et al. That complaint alleges that the Harleysville proxy issued in connection with the proposed merger was materially misleading. It names Harleysville and its directors as defendants and seeks to enjoin the proposed merger. On January 15, 2010, the Company was sued in the United States District Court for the Eastern District of Pennsylvania in a case entitled Shoemaker, et al. v. Geraghty, et al. The complaint names the Company and Harleysville and its directors as defendants and asserts that the Harleysville proxy issued in connection with the proposed merger transaction was incomplete and materially misleading. On January 15, 2010, plaintiffs in the Valerius and Shoemaker actions both filed motions for temporary restraining orders barring the Harleysville shareholder vote on the proposed merger from going forward. On January 15, 2010, Harleysville and its directors moved to dismiss the Valerius complaint. On January 21, 2010, the Court denied plaintiffs’ motions to restrain the Harleysville shareholder vote and ruled that plaintiffs had failed to show a likelihood that they would succeed on their claims.
On January 27, 2010, Harleysville and its directors moved to dismiss the Shoemaker complaint. The Company moved to dismiss the Shoemaker complaint on February 2, 2010.
On February 8, 2010, plaintiffs filed a stipulation of dismissal with prejudice of the Shoemaker action. On February 26, 2010, plaintiffs in the Valerius and Maffia actions filed stipulations dismissing those actions with prejudice.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2009, we had approximately 16,400 stockholders of record. During 2009, the high sales price of our common stock was $16.32 and the low sales price of our common stock was $9.48. We paid dividends of $0.56 per common share during the year ended December 31, 2009. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, “Selected Financial Data.”
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara Bank to pay dividends to the Company. The payment of dividends by our Bank is subject to OTS regulations and continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: our Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Management does not believe these regulatory requirements will affect our Bank’s ability to pay dividends in the future given its well-capitalized position. See “Part I — Item 1 — Supervision and Regulation — Capital Distributions” for a discussion of the OTS’ regulatory restrictions on dividend payments by the Bank.
We did not repurchase any shares of our common stock during the fourth quarter of 2009.

Stock Performance Graph
Below is a stock performance graph comparing (a) the cumulative total return on our common stock for the period beginning December 31, 2004 as reported by the NASDAQ Global Select Market, through December 31, 2009, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of publicly traded midcap banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Niagara Financial Group, Inc.	100.00	106.62	113.09	95.34	133.26	119.62
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Mid Cap Bank & Thrift	100.00	95.34	103.40	81.99	43.16	36.87

ITEM 6. Selected Financial Data

At or for the year ended December 31,	2009(1)	2008	2007	2006	2005
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$14,584,833	$9,331,372	$8,096,228	$7,945,526	$8,064,832
Loans and leases, net(2)	7,241,153	6,385,982	5,654,705	5,593,512	5,216,299
Securities available for sale:
Mortgage-backed	3,650,058	1,232,383	817,614	717,601	867,037
Other	771,620	340,718	399,550	342,821	737,851
Securities held to maturity:
Mortgage-backed	1,093,552	—	—	—	—
Deposits	9,729,524	5,943,613	5,548,984	5,709,736	5,479,412
Borrowings	2,302,280	1,540,227	1,094,981	747,554	1,096,427
Stockholders’ equity	$2,373,661	$1,727,263	$1,353,179	$1,387,197	$1,374,423
Common shares outstanding	188,215	118,562	104,770	110,719	112,808
Preferred shares outstanding	—	184	—	—	—

Selected operations data:
Interest income	$490,758	$441,138	$422,772	$415,830	$375,217
Interest expense	126,358	172,561	198,594	169,349	125,067

Net interest income	364,400	268,577	224,178	246,481	250,150
Provision for credit losses	43,650	22,500	8,500	6,456	7,348

Net interest income after provision for credit losses	320,750	246,077	215,678	240,025	242,802
Noninterest income	125,975	115,735	131,811	111,218	90,663
Noninterest expense	326,672	228,410	222,466	211,851	188,206

Income before income taxes	120,053	133,402	125,023	139,392	145,259
Income taxes	40,676	44,964	40,938	47,533	52,400

Net income	79,377	88,438	84,085	91,859	92,859
Preferred stock dividend	3,731	1,022	—	—	—
Accretion of preferred stock discount	8,315	162	—	—	—

Net income available to common stockholders	$67,331	$87,254	$84,085	$91,859	$92,859

Stock and related per share data:
Earnings per common share(1):
Basic	$0.46	$0.81	$0.82	$0.86	$0.85
Diluted	0.46	0.81	0.81	0.85	0.84
Cash dividends	0.56	0.56	0.54	0.46	0.38
Book value	12.84	15.02	13.41	12.99	12.65
Market Price (NASDAQ: FNFG):
High	16.32	22.38	15.13	15.43	15.16
Low	9.48	9.98	11.15	13.38	12.05
Close	$13.91	$16.17	$12.04	$14.86	$14.47

(1)	Includes the impact of the acquisition of 57 NatCity branch locations on September 4, 2009.
(2)	Includes loans held for sale.

At or for the year ended December 31,	2009(1)	2008	2007	2006	2005
	(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(2):
Return on average assets	0.69%	0.99%	1.05%	1.14%	1.18%
Common equity:
Return on average common equity	3.47	5.99	6.24	6.67	6.76
Return on average tangible common equity(3)	6.06	13.19	14.12	14.75	14.41
Total equity:
Return on average equity	3.95	5.99	6.24	6.67	6.76
Return on average tangible equity(4)	6.71	12.98	14.12	14.75	14.41

Net interest rate spread	3.40	3.19	2.84	3.20	3.46
Net interest rate margin	3.65	3.55	3.33	3.61	3.75
Efficiency ratio(5)	66.62	59.43	62.49	59.23	55.22
Dividend payout ratio	121.74%	69.14%	65.85%	53.49%	44.71%

Capital ratios:
First Niagara Bank:
Total risk-based capital	13.73%	12.72%	11.35%	12.16%	12.26%
Tier 1 risk-based capital	12.63	11.48	10.10	10.91	11.01
Tier 1 (core) capital	7.48	8.47	7.54	7.73	7.56
Tangible capital	7.48	8.47	7.54	7.73	7.56
Consolidated equity:
Ratio of stockholders’ equity to total assets	16.27	18.51	16.71	17.46	17.04
Ratio of tangible common stockholders’ equity to tangible assets(6)	10.54%	8.96%	8.21%	8.88%	8.40%

Asset quality:
Total nonaccruing loans	$68,561	$46,417	$28,054	$15,528	$21,930
Other nonperforming assets	7,057	2,001	237	632	843
Allowance for credit losses	88,303	77,793	70,247	71,913	72,340
Net loan charge-offs	$33,140	$17,844	$10,084	$6,883	$7,114
Total nonaccruing loans to total loans	0.94%	0.72%	0.49%	0.27%	0.41%
Total nonperforming assets to total assets	0.52	0.52	0.35	0.20	0.28
Allowance for credit losses to nonaccruing loans	128.8	167.6	250.4	463.1	329.9
Allowance for credit losses to total loans	1.20	1.20	1.23	1.27	1.37
Net charge-offs to average loans	0.50%	0.28%	0.18%	0.12%	0.14%

Other data:
Number of branches	171	114	110	119	118
Full time equivalent employees	2,816	1,909	1,824	1,922	1,984

(1)	Includes the impact of the acquisition of 57 NatCity branch locations on September 4, 2009.

(2)	Computed using daily averages.

(3)	Average tangible common equity excludes average goodwill, other intangibles, and preferred stock of $899.5 million, $814.6 million, $752.5 million, $754.9 million, and $729.8 million for 2009, 2008, 2007, 2006, and 2005, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(4)	Average tangible equity excludes average goodwill and other intangibles of $828.6 million, $794.9 million, $752.5 million, $754.9 million, and $729.8 million for 2009, 2008, 2007, 2006, and 2005, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(5)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles of $935.4 million, $784.5 million, $750.1 million, $748.1 million, and $760.7 million for 2009, 2008, 2007, 2006, and 2005. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

	2009								2008
	Fourth		Third		Second		First		Fourth	Third	Second	First
	quarter		quarter		quarter		quarter		quarter	quarter	quarter	quarter
	(In thousands, except per share amounts)
Selected Quarterly Data:
Interest income	$145,357		$128,788		$110,794		$105,819		$109,798	$109,951	$111,402	$109,987
Interest expense	32,454		29,866		30,849		33,189		38,092	39,751	44,793	49,925

Net Interest income	112,903		98,922		79,945		72,630		71,706	70,200	66,609	60,062
Provision for credit losses	11,000		15,000		8,900		8,750		8,000	6,500	4,900	3,100

Net interest income after provision for credit losses	101,903		83,922		71,045		63,880		63,706	63,700	61,709	56,962
Noninterest income	35,517		33,224	(2)	28,774		28,460		27,643	29,189	29,636	29,267
Noninterest expense	94,720	(1)	100,720	(3)	68,085	(4)	63,147	(5)	57,555	56,754	56,594	57,507	(6)

Income before Income taxes	42,700		16,426		31,734		29,193		33,794	36,135	34,751	28,722
Income taxes	13,796		5,495		10,934		10,451		10,988	12,395	11,672	9,909

Net income	28,904		10,931		20,800		18,742		22,806	23,740	23,079	18,813
Preferred stock dividend	—		—		1,431		2,300		1,022	—	—	—
Accretion of preferred stock discount	—		—		7,947		368		162	—	—	—

Net income available to common stockholders	$28,904		$10,931		$11,422		$16,074		$21,622	$23,740	$23,079	$18,813

Earnings per share:
Basic	$0.16		$0.07		$0.08		$0.14		$0.19	$0.22	$0.22	$0.18
Diluted	0.16		0.07		0.08		0.14		0.19	0.22	0.22	0.18

Market price (NASDAQ: FNFG):
High	14.47		14.06		14.23		16.32		16.45	22.38	15.00	14.15
Low	12.40		10.73		10.53		9.48		11.00	11.68	12.60	9.98
Close	13.91		12.33		11.42		10.89		16.17	15.75	12.86	13.59

Cash dividends	$0.14		$0.14		$0.14		$0.14		$0.14	$0.14	$0.14	$0.14

(1)	Includes merger and acquisition integration costs of $4.0 million related to the acquisition of 57 NatCity Bank branch locations and proposed merger with Harleysville National Corporation.

(2)	Includes gain on sale of merchant services’ customer list of $2.5 million.

(3)	Includes merger and acquisition integration costs of $23.4 million related to the acquisition of 57 NatCity branch locations and the proposed merger with Harleysville National Corporation and a $5.0 million charitable contribution to the First Niagara Bank Foundation.

(4)	Includes FDIC special assessment of $5.4 million and merger and acquisition integration costs of $2.3 million related to the acquisition of 57 NatCity Bank branch locations and the proposed merger with Harleysville National Corporation.

(5)	Includes merger and acquisition integration costs of $1.7 million related to the acquisition of 57 NatCity branch locations.

(6)	Includes real estate writedowns and integration costs of $2.0 million related to the acquisition of Great Lakes Bancorp, Inc.

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
OVERVIEW
First Niagara Financial Group, Inc. holds all of the capital stock of First Niagara Bank, a federally chartered savings bank subject to OTS regulation. We are positioned as a multi-faceted community bank in Upstate New York and Western Pennsylvania with $14.6 billion of assets, $9.7 billion of deposits, and 171 branch locations as of December 31, 2009.
We were organized in April 1998 in connection with the conversion of First Niagara Bank from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout Upstate New York, and most recently through the acquisition of 57 National City Bank (“NatCity”) branch locations in Western Pennsylvania in September 2009. As a result, we provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking; financial services and risk management (insurance); and commercial business services. These include commercial real estate loans, commercial business loans and leases, residential, home equity and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services.
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
On July 26, 2009, First Niagara Financial Group, Inc. and Harleysville National Corporation (“Harleysville”), the holding company for Harleysville National Bank, jointly announced a definitive merger agreement under which Harleysville will merge into the Company in a transaction valued at approximately $237.0 million on the day of announcement. At December 31, 2009, Harleysville had total assets of approximately $5.2 billion, including $3.0 billion in loans, and deposits of approximately $3.9 billion in 83 branches across nine Southeastern Pennsylvania counties. Harleysville’s shareholders approved the merger on January 22, 2010. The merger is expected to be completed in the second quarter of 2010 and is subject to the approvals of the applicable regulatory agencies.
In December 2009, we lent $50.0 million to Harleysville, the proceeds of which Harleysville contributed to Harleysville National Bank as Tier 1 capital. Harleysville pledged the stock of Harleysville National Bank to us to secure repayment of the loan. In addition, in December 2009, First Niagara Bank purchased performing commercial loans with a fair value of $62.2 million from Harleysville National Bank.
FINANCIAL OVERVIEW
During 2009, continued turmoil in the financial sector resulted in a low level of confidence in financial markets among borrowers, lenders, and depositors, as well as extreme volatility in the capital and credit markets. The U.S. economy was in a recession, and housing prices continued to decline. Even under these difficult market conditions, we were able to raise additional capital by issuing 69.4 million shares of common stock in two separate underwritten “follow-on” stock offerings in 2009, resulting in net aggregate proceeds of $802.2 million, in addition to the 8.5 million shares of common stock we issued in a follow-on stock offering in 2008, which resulted in net proceeds of $108.8 million. A portion of the proceeds from the 2009 follow-on stock offerings was used to fully redeem the $184.0 million of preferred stock we issued and sold to the Treasury under the CPP and to repurchase the warrant for the shares of our common stock that we had issued and sold to the Treasury.

In 2009, we continued to capitalize on our financial strength and proven business model to drive profitable growth across our Upstate New York and Western Pennsylvania markets. The NatCity branch acquisition expanded our presence into the Pittsburgh, Erie, and Warren, Pennsylvania markets, growing our footprint and enabling us to cross-sell our products and services to this new customer base. We acquired 57 branch locations from NatCity, including cash of $3.1 billion, performing loans with a fair value of approximately $717.3 million, core deposit intangible of $29.8 million, and deposits with a fair value of $4.0 billion, resulting in goodwill of $130.1 million.
Our net income for the year ended December 31, 2009 was $79.4 million as compared to $88.4 million for 2008. Diluted earnings per share in 2009 was $0.46, compared to $0.81 in 2008, and reflected $31.5 million of merger and acquisition integration expenses, $15.4 million in additional FDIC insurance premiums, and the impact of the additional shares issued in our follow-on stock offerings. Net interest income increased significantly to $364.4 million in 2009, or 36% from 2008. This increase was driven by a number of factors including strong commercial loan growth, considerably lower funding costs, and the September acquisition of the NatCity branch locations. Our net interest margin increased each successive quarter during 2009 and amounted to 3.65% for 2009, an increase of 10 basis points compared to 2008. Noninterest income increased $10.2 million due primarily to higher deposit related banking fees, including those from the acquired NatCity branch locations. Excluding the $31.5 million in merger and acquisition integration expenses related to the NatCity acquisition and Harleysville merger and the $15.4 million increase in FDIC insurance premiums, our noninterest expense increased $51.4 million during 2009. This increase was primarily attributable to the acquired NatCity branches and targeted investments to build operational capacity to support the Harleysville acquisition as well as future growth opportunities.
The NatCity branch acquisition resulted in higher loan, investment, and deposit balances. Excluding the loans acquired from NatCity, our higher yielding commercial loan portfolio increased $363.0 million, or 10%, and now comprises 65% of our total loans. While our total deposit balances decreased slightly to $5.8 billion, excluding deposits acquired from NatCity, our core deposits increased to 80% of our total deposits at the end of 2009, from 66% at the end of 2008, as repricing of our certificates of deposit resulted in a shift in customer preferences to lower cost money market deposits. Borrowings, which increased to $2.3 billion at the end of 2009 from $1.5 billion at the end of 2008, provided us with a low cost alternative to deposits for funding our loan growth.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation and other than temporary impairment analysis of our investment securities, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.
A detailed description of our methodology for calculating our allowance for credit losses and assumptions made is included within the “Lending Activities” section filed herewith in Part I, Item 1, “Business.”
Investment Securities
Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar securities. Broker quotes may be adjusted to ensure that investment securities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination we consider some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period operations. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.
Acquired Loans
Loans that we acquire in connection with acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require us to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which we will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. We expect to fully collect the new carrying value (i.e., fair value) of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.
Goodwill
We test goodwill for impairment annually, as of November 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We have two reporting units: banking and financial services.
For our banking reporting unit, we utilized both the income and market approaches to determine fair value. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth. For the market approach, earnings and market capitalization multiples of comparable public companies were selected and applied to the Banking reporting unit’s applicable metrics. The results of the income and market approaches were weighted equally to arrive at the final calculation of fair value.

For our financial services reporting unit, we utilized both the income and market approaches to determine fair value. The income approach was primarily based on discounted cash flows derived from assumptions of income statement activity. An internal forecast was developed by considering several long-term key business metrics such as revenue growth and operating margins. For the market approach, earnings and tangible book value multiples of comparable companies were selected and applied to the Financial Services reporting unit’s applicable metrics. The results of the income and market approaches were weighted equally to arrive at the final calculation of fair value.
The aggregate fair values were compared to our market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis indicated that the implied control premium was within range of overall control premiums observed in the market place.
The second step (Step 2) of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As both of our reporting units’ fair values substantially exceeded their carrying amount, we were not required to perform Step 2.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Our total loans and leases outstanding increased $873.1 million from December 31, 2008 to December 31, 2009, including the $717.3 million (fair value) of loans we acquired from the NatCity branch acquisition and a $92.3 million increase in our Western Pennsylvania portfolio from the acquisition date.
The $363.0 million, or 10%, increase in our commercial loans portfolio, excluding the NatCity acquired loans and Harleysville purchased loans, resulted from our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continued to face liquidity and capital issues. While the majority of this increase was in our Upstate New York portfolio, our Western Pennsylvania commercial loan portfolio contributed nearly $50.0 million since the acquisition date. Commercial loans now comprise 65% of our total loan portfolio as compared to 57% at December 31, 2008.
Despite originating $575.3 million in new residential real estate loans during 2009, we experienced a net decline in balances of $335.2 million in Upstate New York as consumer demand continued to be for long-term fixed rate products which we generally do not maintain in our loan portfolio for interest rate risk management purposes. Home equity balances increased by $66.6 million, including $17.0 million in Western Pennsylvania, as a result of our active marketing of this relationship building product which has a lower credit risk compared to other consumer lending products. Other consumer lending balances also decreased, excluding loans acquired from NatCity, as we reduced our emphasis on these loans from a business strategy standpoint.

Loan Portfolio Composition
The table below is selected information concerning the composition of our loan and lease portfolios, including loans held for sale, as of December 31 (amounts in thousands):

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,713,542	37.2%	$2,211,402	34.4%	$1,902,334	33.5%	$1,786,384	31.7%	$1,647,576	31.3%
Construction	348,040	4.8	340,564	5.3	292,675	5.1	248,325	4.4	222,907	4.2
Business	1,481,845	20.3	940,304	14.6	730,029	12.8	561,323	10.0	473,571	9.0
Specialized lending	207,749	2.8	178,916	2.8	183,747	3.2	155,032	2.7	159,759	3.0

Total commercial	4,751,176	65.1	3,671,186	57.1	3,108,785	54.6	2,751,064	48.8	2,503,813	47.5
Residential real estate	1,674,961	22.9	1,990,784	31.0	1,955,690	34.3	2,252,473	40.0	2,182,907	41.4
Home equity	691,069	9.5	624,495	9.7	503,779	8.9	470,714	8.3	403,340	7.7
Other consumer	186,341	2.5	143,989	2.2	127,169	2.2	163,824	2.9	178,732	3.4

Total loans and leases	7,303,547	100.0%	6,430,454	100.0%	5,695,423	100.0%	5,638,075	100.0%	5,268,792	100.0%

Net deferred costs and unearned discounts	25,909		33,321		29,529		27,350		19,847
Allowance for credit losses	(88,303)		(77,793)		(70,247)		(71,913)		(72,340)

Total loans and leases, net	$7,241,153		$6,385,982		$5,654,705		$5,593,512		$5,216,299

The table below is selected information concerning the composition of our loan and lease portfolios, including loans held for sale, by originating branch location as of December 31, 2009 (in thousands):

	Upstate New	Western	Total loans and
	York	Pennsylvania (1)	leases

Commercial:
Real estate	$2,414,478	$299,064	$2,713,542
Construction	348,040	—	348,040
Business	1,013,995	467,850	1,481,845
Specialized lending	207,749	—	207,749

Total commercial	3,984,262	766,914	4,751,176

Residential real estate	1,655,627	19,334	1,674,961
Home equity	674,047	17,022	691,069
Other consumer	120,293	66,048	186,341

Total loans and leases	$6,434,229	$869,318	$7,303,547

(1)	Commercial loans in Western Pennsylvania include $34.9 million of performing commercial real estate loans and $24.8 million of performing business loans purchased from Harleysville in December 2009.

Allowance for Credit Losses and Nonperforming Assets
The following table details our allocation of our allowance for credit losses by loan category as of December 31 (amounts in thousands):

	2009		2008		2007		2006		2005
	Amount of		Amount of		Amount of		Amount of		Amount of
	allowance	Percent of	allowance	Percent of	allowance	Percent of	allowance	Percent of	allowance	Percent of
	for credit	loans to	for credit	loans to	for credit	loans to	for credit	loans to	for credit	loans to
	losses	toal loans	losses	toal loans	losses	toal loans	losses	toal loans	losses	toal loans
Commercial:
Real estate and construction	$44,497	42.0%	$32,789	39.7%	$24,886	38.6%	$25,434	36.1%	$26,751	35.5%
Business	30,972	20.3	25,816	14.6	19,107	12.8	18,209	10.0	15,644	9.0
Specialized lending	7,352	2.8	10,138	2.8	8,705	3.2	7,443	2.7	7,892	3.0

Total commercial	82,821	65.1	68,743	57.1	52,698	54.6	51,086	48.8	50,287	47.5

Residential real estate	1,825	22.9	1,663	31.0	3,384	34.3	3,898	40.0	4,036	41.4
Home equity	1,216	9.5	775	9.7	1,344	8.9	1,278	8.3	1,667	7.7
Other consumer	2,441	2.5	2,524	2.2	2,974	2.2	4,250	2.9	5,299	3.4
Unallocated	—	—	4,088	—	9,847	—	11,401	—	11,051	—

Total	$88,303	100.0%	$77,793	100.0%	$70,247	100.0%	$71,913	100.0%	$72,340	100.0%

Allowance for credit losses to total loans	1.20%		1.20%		1.23%		1.27%		1.37%

In determining the level of our allowance, we consider our historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. Our process for establishing the level of the allowance for credit losses is designed to account for credit deterioration as it occurs. The provision for credit losses reflects loan quality trends, including the levels of and trends related to nonaccruing loans, past due loans, potential problem loans, criticized loans, and net charge-offs or recoveries, among other factors.
The level of the allowance reflects our continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and the estimate of losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in our judgment, should be charged off. While we utilize our best judgment and information currently available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.
Our allowance for credit losses consists of the following elements: (i) specific valuation allowances based on probable losses on specific loans and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar characteristics and trends, adjusted as appropriate for risk factors specific to respective loan types.
The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed by our relationship managers for all commercial loans. Loans with a calculated grade that is below a predetermined grade are adversely classified. Once a loan is adversely classified, an analysis is performed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan is assessed. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed based on an estimate of future cash flows expected to be received on the loan, discounted at the loan’s effective interest rate, or, if the loan is collateral dependent, based upon the fair value of the collateral, less costs to sell the collateral.

Valuation allowances are calculated based on the historical net loss experience of specific types of loans. We calculate historical loss ratios, adjusted as appropriate for risk factors specific to respective loan types, for pools of similar loans with similar characteristics based on the proportion of actual net charge-offs experienced to the total population of loans in the pool. The loss ratios are regularly updated based on actual net charge-off experience. A valuation allowance is established for each pool of similar loans based upon the product of the loss ratio impacting the total loan portfolio and the total dollar amount of the loans in the pool. Our pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages.
Prior to 2009, we also maintained an unallocated portion of our allowance for credit losses related to a general assessment of potential variability of applicable qualitative considerations subject to a higher degree of uncertainty. During the first quarter of 2009, we refined our estimation methodology related to the allocation of the allowance. The result was the allocation of the previous unallocated portion of the allowance for credit losses to the specific loan portfolios related to a general assessment of each respective portfolio's potential variability of applicable qualitative considerations subject to a higher degree of uncertainty. Management does not consider this refinement to the methodology to be significant.
The following table sets forth information regarding our nonaccruing loans and other nonperforming assets as of December 31 (amounts in thousands):

	2009	2008	2007	2006	2005
Nonaccruing loans (1):
Commercial:
Real estate	$37,129	$26,546	$16,229	$4,513	$6,755
Business	4,759	7,411	3,430	2,599	3,171
Specialized lending	1,962	4,354	2,920	1,751	4,573
Shared national credits	11,403	—	—	—	—

Total commercial	55,253	38,311	22,579	8,863	14,499

Residential real estate	9,468	5,516	3,741	4,490	5,911
Home equity	2,330	2,076	849	819	567
Other consumer	1,510	514	885	1,356	953

Total nonaccruing loans	68,561	46,417	28,054	15,528	21,930
Real estate owned	7,057	2,001	237	632	843

Total nonperforming assets (2)	$75,618	$48,418	$28,291	$16,160	$22,773

Loans 90 days past due and still accruing interest	$—	$—	$—	$—	$—

Total nonperforming assets as a percentage of total assets	0.52%	0.52%	0.35%	0.20%	0.28%

Total nonaccruing loans as a percentage of total loans	0.94%	0.72%	0.49%	0.27%	0.41%

Allowance for credit losses to nonaccruing loans	128.8%	167.6%	250.4%	463.1%	329.9%

(1)	We place loans on nonaccrual status when they become 90 days past due or if we have uncertainty about collecting all interest or principal.

(2)	Nonperforming assets do not include $29.3 million, $6.9 million, $6.1 million, $4.1 million, and $3.1 million of performing renegotiated loans that are accruing interest at December 31, 2009, 2008, 2007, 2006, and 2005 respectively.

The following table details our net charge-offs by loan category for the years ended December 31 (amounts in thousands):

	2009	2008	2007	2006	2005
Commercial:
Real estate	$9,679	$5,295	$4,729	$1,285	$421
Business	5,690	7,460	1,388	141	1,119
Specialized lending	6,588	3,532	2,123	1,640	2,260
Shared national credits	8,543	—	—	—	—

Total commercial	30,500	16,287	8,240	3,066	3,800

Residential real estate	157	77	219	258	131
Home equity	871	187	98	32	34
Other consumer	1,612	1,293	1,527	3,527	3,149

	$33,140	$17,844	$10,084	$6,883	$7,114

Despite some deterioration in our portfolio, our credit quality continued to compare favorably to the industry and our peers. The loans obtained in the NatCity branch acquisition were recorded at fair value on date of acquisition, and there was no carryover of the related allowance for credit losses that NatCity may have previously recorded on the loans.
Our allowance for credit losses increased $10.5 million from December 31, 2008 to $88.3 million at December 31, 2009, as our provision for credit losses exceeded our net charge-offs. The ratio of our allowance for credit losses to total loans was 1.20% at each of December 31, 2009 and 2008. Including the remaining credit related discount on the loans obtained in the NatCity branch acquisition of $43.0 million, the ratio of our allowance for credit losses was 1.78% at December 31, 2009. We believe that this non-GAAP measure, which adds the credit related discount on the acquired NatCity loans to our allowance for credit losses, provides a meaningful analysis of our ability to withstand credit losses in our loan portfolio and provides for a better comparison to our peers.
The increase in our net charge-offs to average loans outstanding to 0.50% at December 31, 2009 from 0.28% at December 31, 2008 was a reflection of the slow recovery of the economy and our growing commercial loan portfolio, in addition to the charge-off of one commercial business shared national credit in the third quarter of 2009.
Throughout most of 2008, the economy in Upstate New York was relatively stable and only modestly affected by deteriorating credit conditions experienced in other areas of the country. However, late in 2008 and into 2009, there was some deterioration in credit conditions, as reflected by the $22.1 million increase in our nonaccruing loans in 2009. This increase can also be attributed to the increase in our total loan portfolio as well as two large commercial business shared national credits. As a result, our nonaccruing loans increased to 0.94% of total loans at December 31, 2009 from 0.72% at December 31, 2008.
Investing Activities
Securities Portfolio
Our investment securities portfolio increased $3.9 billion from December 31, 2008 to $5.5 billion at December 31, 2009 primarily due to the investment of a portion of the $802.2 million in proceeds from our two follow-on stock offerings and a portion of the funds received from the NatCity acquisition. The majority of the funds were invested in collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Association, or Government National Mortgage Association with an expected average life at the time of purchase ranging from two to four years. Approximately $1.1 billion of the CMOs purchased during the year were classified as held to maturity, as we have the intent and ability to hold these securities to maturity. The remaining securities purchased were classified as available for sale. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 2.9 years at December 31, 2009, compared to 3.8 years at December 31, 2008.

We have assessed our securities that were in an unrealized loss position at December 31, 2009 to determine whether any decline in fair value below amortized cost is other than temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also considered any intention to sell these securities and whether it is more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. Based on this analysis, we determined that three securities with a total amortized cost of $5.0 million and a fair value of $3.0 million were other than temporarily impaired at December 31, 2009. The impairment loss of $2.0 million is included in other noninterest income in our Consolidated Statement of Income and primarily resulted from our intention to sell certain investment securities that were in an unrealized loss position at December 31, 2009.
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions.

The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31 (amounts in thousands):

	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Investment securities available for sale
Debt securities:
States and political subdivisions	$416,847	$422,844	$295,639	$299,747	$359,153	$361,360
U.S. government agencies and government sponsored enterprises	340,806	339,832	29,968	29,998	28,817	28,839
Corporate	3,395	2,213	5,028	3,440	3,788	3,783

Total debt securities	761,048	764,889	330,635	333,185	391,758	393,982
Other	3,651	3,664	5,307	4,156	5,307	5,209

Total debt and other securities	$764,699	$768,553	$335,942	$337,341	$397,065	$399,191

Average remaining life of debt securities(1)	2.8 years		1.5 years		1.5 years

Residential mortgage-backed securities:
GNMA	$30,906	$30,833	$11,711	$11,376	$3,408	$3,491
FNMA	101,578	105,039	146,646	149,262	106,297	106,163
FHLMC	59,527	62,746	182,929	188,838	230,427	230,452

Collateralized mortgage obligations:
GNMA	1,977,458	1,976,881	24,257	23,940	—	—
FNMA	692,614	705,257	179,657	179,861	54,441	54,392
FHLMC	590,172	602,023	446,086	450,091	255,334	254,689
Non-agency issued	173,080	167,279	263,432	229,015	169,872	168,427

Total collateralized mortgage obligations	3,433,324	3,451,440	913,432	882,907	479,647	477,508

Total residential mortgage-backed securities	$3,625,335	$3,650,058	$1,254,718	$1,232,383	$819,779	$817,614

Average remaining life of mortgage-backed securities(1)	2.9 years		4.4 years		5.2 years

Asset-backed securities	$3,165	$3,067	$3,499	$3,377	$360	$359

Average remaining life of asset-backed securities(1)	10.1 years		11.1 years		4.2 years

Total securities available for sale	$4,393,199	$4,421,678	$1,594,159	$1,573,101	$1,217,204	$1,217,164

Average remaining life of investment securities available for sale(1)	2.9 years		3.8 years		4.0 years

Investment securities held to maturity
Residential mortgage-backed securities:
Collateralized mortgage obligations:
GNMA	$467,473	$471,810
FNMA	319,190	323,278
FHLMC	306,889	311,562

Total residential mortgage-backed securities	$1,093,552	$1,106,650

Average remaining life of investment securities held to maturity(1)	2.9 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.

Funding Activities
Deposits
The increase in our total deposits from December 31, 2008 to December 31, 2009 is primarily due to the $4.0 billion of deposits acquired from NatCity. Our core deposits increased $687.4 million during 2009, excluding the $2.2 billion of core deposits acquired from NatCity, as a result of our focus on growing these low cost profitable relationships, as well as customer preference for short-term products. Excluding the impact of the deposits acquired from NatCity, maturation of certificates of deposit coupled with repricing at lower rates resulted in customer preferences shifting towards money market deposit accounts as evidenced by an $863.2 million, or 43%, decrease in certificates of deposit accounts, and an $845.5 million, or 44%, increase in money market deposit accounts. This shift in our deposit mix resulted in an increase in our core deposits to 70% of total deposits at December 31, 2009 from 66% at December 31, 2008. Certificates of deposit balances at December 31, 2009 included $142.1 million of deposits in the CDARS administered by the Promontory Financial Network.
We continued to focus our efforts on growing our municipal deposit base, which amounted to $987.0 million at December 31, 2009. Excluding the $73.8 million in municipal deposits acquired from NatCity, our municipal deposits increased $228.9 million, or 33%, from December 31, 2009, primarily in money market deposits.
The table below contains selected information on the composition of our deposits as of December 31 (amounts in thousands):

	2009			2008			2007
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate
Core deposits:
Savings	$916,854	9.4%	0.14%	$788,767	13.3%	0.24%	$786,759	14.2%	0.35%
Interest-bearing checking	1,063,065	10.9	0.13	485,220	8.2	0.17	468,165	8.4	0.37
Money market deposit	3,535,736	36.4	0.72	1,940,136	32.6	1.47	1,607,137	29.0	3.69
Noninterest-bearing	1,256,537	12.9	—	718,593	12.1	—	631,801	11.4	—

Total core deposits	6,772,192	69.6	0.41	3,932,716	66.2	0.79	3,493,862	63.0	1.83
Certificates	2,957,332	30.4	1.52	2,010,897	33.8	2.79	2,055,122	37.0	4.34

Total deposits	$9,729,524	100.0%	0.75%	$5,943,613	100.0%	1.47%	$5,548,984	100.0%	2.76%

The table below contains selected information on the composition of our deposits, by originating branch location as of December 31, 2009 (in thousands):

	Upstate New	Western
	York	Pennsylvania	Total deposits
Core deposits:
Savings	$796,845	$120,009	$916,854
Interest-bearing checking	537,767	525,298	1,063,065
Money market deposit	2,654,865	880,871	3,535,736
Noninterest-bearing	795,322	461,215	1,256,537

Total core deposits	4,784,799	1,987,393	6,772,192
Certificates	1,385,402	1,571,930	2,957,332

Total deposits	$6,170,201	$3,559,323	$9,729,524

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater and $250,000 and greater at December 31, 2009 (in thousands):

	Over	Over
	$100,000	$250,000
Less than three months	$317,575	$164,003
Over three months to six months	149,118	67,652
Over six months to 12 months	166,246	65,612
Over 12 months	232,369	42,101

Total	$865,308	$339,368

Borrowings
The following table shows certain information on our borrowings for the dates indicated (amounts in thousands):

	At or for the year ended December 31,
	2009	2008	2007
Period-end balance:
FHLB advances	$631,703	$1,005,467	$715,808
Repurchase agreements	1,458,205	462,418	379,173
Senior notes	150,000	—	—
Other borrowings	62,372	72,342	—

Total borrowings	$2,302,280	$1,540,227	$1,094,981

Maximum balance at any month end:
FHLB advances	$3,435,825	$1,194,195	$716,243
Repurchase agreements	1,458,205	462,418	406,098
Senior notes	150,000	—	—
Other borrowings	62,372	92,315	20,000

Average balance:
FHLB advances	$1,267,342	$907,673	$479,299
Repurchase agreements	582,151	395,030	367,549
Senior notes	48,904	—	—
Other borrowings	62,776	69,610	6,448

Period-end weighted average interest rate:
FHLB advances	3.53%	3.63%	4.57%
Repurchase agreements	1.18	3.31	4.42
Senior notes	12.00	—	—
Other	1.98	2.65	—
Concurrent with the closing of the NatCity branch acquisition on September 4, 2009, we issued, and NatCity purchased, $150.0 million of 12% Senior Notes due September 10, 2014 (the “Senior Notes”). The Senior Notes are redeemable, in whole or in part (in increments of $10.0 million), prior to September 10, 2014. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with our existing and future indebtedness that is not contractually subordinated to the Senior Notes.
Our borrowings increased $762.1 million during 2009, primarily due to an increase in repurchase agreements and the issuance of the Senior Notes to NatCity. During 2009, we used borrowings to fund the run-off of certificates of deposit account balances and the growth in our loan portfolio. As the yield curve returned to a more normal slope due to multiple reductions in the federal funds interest rate in 2008, we were able to take advantage of historically low rates on borrowings, resulting in a 123 basis point reduction in our borrowing costs. At December 31, 2009, our repurchase agreements include $71.1 million that have call provisions that could accelerate their maturity during 2010 if rates were to rise significantly from current levels.
Capital Resources
During 2009, our stockholders’ equity increased by $646.4 million to $2.4 billion primarily as a result of the issuance of 69.4 million shares in two follow-on stock offerings with net aggregate proceeds of $802.2 million. Our stockholders’ equity also increased due to our 2009 net income of $79.4 million; unrealized gains on our investment securities available for sale of $30.6 million, net of tax; and $7.5 million from our employee stock ownership plan and stock-based compensation plans.

Somewhat offsetting these increases were the redemption of our preferred stock for $184.0 million; $4.8 million in preferred stock dividends; the repurchase of our common stock warrant for $2.7 million; and dividends paid on our common stock.
For the year ended December 31, 2009, we declared common stock dividends totaling $0.56 per share, or $83.2 million. This represents a dividend payout ratio of 122%.
We did not repurchase any shares of our common stock during 2009 and as of December 31, 2009, we are authorized to repurchase 3.5 million shares. While treasury stock purchases are an important component of our capital management strategy, we are not likely to make additional purchases until the economy improves.
At December 31, 2009, our savings bank exceeded all minimum regulatory capital requirements. The current requirements and our actual capital levels are detailed in Note 14 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
Net income for the year ended December 31, 2009 was $79.4 million as compared to $88.4 million for 2008. Our diluted earnings per share for 2009 was $0.46, compared to $0.81 for 2008, and reflected the additional shares issued in our April 2009 and September 2009 follow-on stock offerings; $12.0 million of preferred stock dividends and discount accretion, including $7.7 million of accelerated discount accretion related to the full redemption of our preferred stock issued to the Treasury; and $31.5 million in merger and acquisition integration expenses related to our acquisition of the NatCity branches and our proposed merger with Harleysville. In addition, our results were impacted by a $15.4 million increase in FDIC premiums, including a $5.4 million special assessment, and a $21.2 million increase in our provision for credit losses due to credit quality deterioration resulting primarily from the current economic environment.
These results also reflected a $95.8 million, or 36%, increase in our net interest income resulting from an increase in our average earning assets, our strategy of pre-buying investments in anticipation of the NatCity branch acquisition, and a more favorable funding mix as lower cost core deposits and wholesale borrowings replaced higher rate certificates of deposit balances.
During 2009, our noninterest income increased $10.2 million, primarily as a result of the NatCity branches. Our noninterest expense increased $98.3 million during 2009, primarily as a result of merger and acquisition integration expenses, increased FDIC premiums, and increased costs due to the addition of the NatCity branches.
Net Interest Income
The yield on our interest earning assets decreased 89 basis points to 4.89% during 2009, while our funding costs decreased 110 basis points to 1.49%, resulting in a 10 basis point improvement to our net interest margin to 3.65%, the highest annual level in four years. The yield that we earned on our loans decreased 56 basis points in 2009 as compared to 2008, including a 74 basis point reduction in our commercial loan portfolio yield to 5.44% and an 85 basis point reduction to 5.01% in the yield from our home equity loan portfolio.
Our disciplined approach to deposit pricing, including our decision to allow higher priced maturing certificates of deposit accounts to run off during the year, resulted in a 153 basis point reduction in the rates paid on this product.
The multiple reductions in the federal funds rate throughout 2008 and our efforts to take advantage of this lower cost funding source resulted in a $588.9 million increase in our average borrowing balances during 2009 at an average rate that was 123 basis points lower than the previous year.

The following table presents our condensed average balance sheet information as well as tax-equivalent interest income and yields. We use a tax-equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. That is, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory income tax rates adjusted for the nondeductible portion of interest expense that we incurred to acquire these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances for the years ended December 31 (dollars in thousands):

	2009			2008			2007
	Average			Average			Average
	outstanding	Interest		outstanding	Interest		outstanding	Interest
	balance	earned/paid	Yield/rate	balance	earned/paid	Yield/rate	balance	earned/paid	Yield/rate
Interest-earning assets:
Loans(1)	$6,682,117	$361,789	5.41%	$6,325,608	$378,092	5.97%	$5,725,938	$374,330	6.53%
Mortgage-backed securities(2)	2,828,434	114,168	4.04	946,398	47,121	4.98	760,626	32,822	4.32
Other investment securities(2)	465,004	17,496	3.76	380,786	18,242	4.79	374,595	18,137	4.84
Money market and other investments	175,633	3,114	1.77	82,753	4,038	4.88	53,979	3,434	6.36

Total interest-earning assets	10,151,188	$496,567	4.89%	7,735,545	$447,493	5.78%	6,915,138	$428,723	6.20%

Noninterest-earning assets(3)(4)	1,383,719			1,227,596			1,082,161

Total assets	$11,534,907			$8,963,141			$7,997,299

Interest-bearing liabilities:
Savings deposits	$829,246	$1,931	0.23%	$790,707	$2,198	0.28%	$889,398	$3,918	0.44%
Checking accounts	680,606	996	0.15	486,789	1,378	0.28	487,173	2,043	0.42
Money market deposits	2,696,157	27,700	1.03	1,899,010	43,573	2.29	1,413,178	52,249	3.70
Certificates of deposit	2,290,845	42,924	1.87	2,106,481	71,534	3.40	2,263,933	101,161	4.47
Borrowings	1,961,173	52,807	2.68	1,372,314	53,878	3.91	853,297	39,223	4.58

Total interest-bearing liabilities	8,458,027	$126,358	1.49%	6,655,301	$172,561	2.59%	5,906,979	$198,594	3.36%

Noninterest-bearing deposits	897,684			687,741			627,259
Other noninterest-bearing liabilities	168,221			143,775			115,189

Total liabilities	9,523,932			7,486,817			6,649,427
Stockholders’ equity(3)	2,010,975			1,476,324			1,347,872

Total liabilities and stockholders’ equity	$11,534,907			$8,963,141			$7,997,299

Net interest income		$370,209			$274,932			$230,129

Net interest rate spread			3.40%			3.19%			2.84%

Net earning assets	$1,693,161			$1,080,244			$1,008,159

Net interest rate margin		3.65%			3.55%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.02%			116.23%			117.07%

(1)	Average outstanding balances are net of deferred costs and premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include bank-owned life insurance, earnings from which are reflected in noninterest income, and our allowance for credit losses.

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

	2009 vs. 2008			2008 vs. 2007
	Increase/(decrease)			Increase/(decrease)
	due to		Total increase	due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans	$20,497	$(36,800)	$(16,303)	$21,035	$(17,273)	$3,762
Mortgage-backed securities	74,101	(7,054)	67,047	8,773	5,526	14,299
Other investment securities	3,594	(4,340)	(746)	298	(193)	105
Money market and other investments	(478)	(446)	(924)	1,507	(903)	604

Total interest-earning assets	$97,714	$(48,640)	$49,074	$31,613	$(12,843)	$18,770

Interest-bearing liabilities:
Savings deposits	$115	$(382)	$(267)	$(398)	$(1,322)	$(1,720)
Checking accounts	(20,181)	19,799	(382)	10	(675)	(665)
Money market deposits	51,630	(67,503)	(15,873)	12,347	(21,023)	(8,676)
Certificates of deposit	7,545	(36,155)	(28,610)	(6,570)	(23,057)	(29,627)
Borrowings	18,824	(19,895)	(1,071)	20,999	(6,344)	14,655

Total interest-bearing liabilities	$57,933	$(104,136)	$(46,203)	$26,388	$(52,421)	$(26,033)

Net interest income	$39,781	$55,496	$95,277	$5,225	$39,578	$44,803

Provision for Credit Losses
Our provision for credit losses increased $21.2 million for the year ended December 31, 2009 to $43.7 million, or 0.65% of average loans, as compared to 0.36% for 2008. The deterioration of the Upstate New York economy, which is considered to be relatively modest given the deterioration of credit quality experienced in other areas of the country, as well as the increased size of our commercial loan portfolio, especially within our commercial real estate and shared national credit loan portfolios, resulted in an $22.1 million increase in our overall level of nonperforming loans. Total nonperforming loans at December 31, 2009 of $68.6 million, or 0.94% of total loans, compares to $46.4 million, or 0.72% of total loans, at December 31, 2008. As a result, our ratio of allowance for credit losses to nonperforming loans declined to 129% at year end 2009 from 168% at year end 2008. In addition, our net charge-off levels increased to 0.50% of average loans during 2009 as compared to 0.28% during 2008. Our provision was based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, charge-offs, and economic conditions. Overall, the increase in the provision for credit losses as compared to 2008 is due to a combination of a changing loan mix and the resulting increased credit risk in our loan portfolio, as well as modest deterioration in our market areas.

The following table presents an analysis of our allowance for credit losses, including charge-off and recovery data, for the years ended December 31 (amounts in thousands):

	2009	2008	2007	2006	2005
Balance at beginning of year	$77,793	$70,247	$71,913	$72,340	$41,422
Charge-offs:
Commercial:
Real estate	9,846	5,617	4,803	1,422	1,285
Business	5,810	7,723	1,607	1,052	2,402
Specialized lending	7,320	4,241	2,803	2,512	2,785
Shared national credits	8,556	—	—	—	—

Total commercial	31,532	17,581	9,213	4,986	6,472
Residential real estate	245	143	226	295	192
Home equity	876	206	100	56	34
Other consumer	2,493	2,192	2,362	4,565	3,926

Total charge-offs	35,146	20,122	11,901	9,902	10,624

Recoveries:
Commercial:
Real estate	167	322	74	137	864
Business	120	263	219	911	1,283
Specialized lending	732	709	680	872	525
Shared national credits	13	—	—	—	—

Total commercial	1,032	1,294	973	1,920	2,672
Residential real estate	88	66	7	37	61
Home equity	5	19	2	24	—
Other consumer	881	899	835	1,038	777

Total recoveries	2,006	2,278	1,817	3,019	3,510

Net charge-offs	33,140	17,844	10,084	6,883	7,114
Provision for credit losses	43,650	22,500	8,500	6,456	7,348
Allowance obtained through acquisitions	—	2,890	—	—	30,684
Loans sold	—	—	82	—	—

Balance at end of year	$88,303	$77,793	$70,247	$71,913	$72,340

Ratio of net charge-offs to average loans outstanding	0.50%	0.28%	0.18%	0.12%	0.14%

Ratio of allowance for credit losses to total loans	1.20%	1.20%	1.23%	1.27%	1.37%

Ratio of allowance for credit losses to nonaccruing loans	129%	168%	250%	463%	330%

Noninterest Income
Noninterest income increased $10.2 million during 2009 to $126.0 million primarily due to the additional customer relationships obtained in the NatCity acquisition, which contributed approximately $6.7 million of the $9.5 million, or 24%, increase in revenue from transaction-based banking service fees. Modest decreases in revenues from insurance and benefits consulting and wealth management services were offset by an increase in lending and leasing revenues and a $1.2 million net gain on the sale of investment securities.
The decrease in our noninterest income as a percent of total revenues to 26% for 2009, as compared to 30% for 2008, is reflective of the growth of our net interest income outpacing the growth of our noninterest income. Noninterest income remains a significant source of stable revenue not subject to the volatility of changing interest rates.
Noninterest Expenses
Noninterest expenses increased $98.3 million from 2008 to $326.7 million in 2009, and included $31.5 million in merger and acquisition integration expenses. These expenses included $4.5 million in salaries and benefits, $1.8 million in occupancy and equipment, $1.2 million in technology and communications, $4.3 million in marketing and advertising, $12.8 million in professional services, and $6.9 million in other noninterest expenses. Expenses related to the NatCity branch acquisition totaled $26.5 million and those related to Harleysville totaled $4.5 million.

Salaries and benefits increased substantially during 2009 as a result of an increase in our workforce related to the NatCity branch acquisition and merger with Harleysville, routine merit increases, and an increase in performance-based incentive compensation. FDIC insurance premiums increased $15.4 million during 2009 due to an increase in rates and our deposit base, the $5.4 million special assessment, the effect of the temporary increase to $250 thousand of FDIC coverage on all accounts, and our participation in the TLPG for noninterest bearing accounts. During 2009, we contributed $5.0 million to the First Niagara Bank Foundation in support of charitable giving in Western Pennsylvania where the acquired NatCity branches are located. Increases in occupancy and equipment expenses, technology and communication expenses, and other noninterest expenses resulted from the increase in the number of branch locations to 171 and the increase in our supporting infrastructure.
Our efficiency ratio increased to 66.6% in 2009, from 59.4% in 2008, primarily due to the merger and acquisition integration expenses of $31.5 million. Excluding these expenses, our efficiency ratio increased only slightly to 60.2% for 2009 from 58.9%. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. This increase was due to the ongoing costs of the newly acquired NatCity branches and targeted investments to build operational capacity to support the Harleysville acquisition as well as future growth opportunities, offset by our continued disciplined management of expenses and an increase in our net interest income.
Income Taxes
Our effective tax rate increased to 33.9% for 2009 from 33.7% in 2008 primarily due to New York State legislation partially phasing out the exclusion of dividends paid by our REIT subsidiary to First Niagara Bank and the limitation on the deductibility of certain executive compensation under the terms of the CPP.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
Net income for the year ended December 31, 2008 was $88.4 million as compared to $84.1 million for 2007. Our diluted earnings per share for 2008 was $0.81 and reflected the impact of $1.2 million of preferred stock dividends and discount accretion related to the CPP, compared to $0.81 for 2007. These results reflected a $44.4 million, or 20%, increase in our net interest income resulting from strong commercial loan growth and a reduction in our funding costs due to a disciplined approach to deposit pricing combined with an improved deposit mix. Excluding nonrecurring items, noninterest income was stable for the year at $115.7 million while noninterest expenses increased $8.5 million from 2007.
Net Interest Income
The Federal Reserve’s efforts to calm the credit markets and relieve the liquidity crisis in the financial industry led it to reduce the benchmark overnight federal funds rates by 400 basis points throughout 2008 to 0.25%. During 2008, our net interest income improved as a result of our ability to reduce deposit rates and take advantage of lower wholesale borrowing costs.
Although the yield on our interest earning assets decreased 42 basis points to 5.78% during 2008, our funding costs decreased 77 basis points to 2.59%, resulting in a 22 basis point improvement to our net interest margin to 3.55%. The yield that we earned on our loans decreased 56 basis points in 2008 as compared to 2007, including an 88 basis point reduction in our commercial loan portfolio yield to 6.11% and a 109 basis point reduction to 5.86% in the yield from our home equity loan portfolio. Higher average loan balances in 2008 resulting from the deployment of a portion of our proceeds from the CPP and the continued shift into commercial loan products offset these declines in yields, resulting in a slight increase in our interest income from loans and leases. The temporary investment of a portion of the proceeds from our follow-on stock offering and the CPP resulted in an additional $185.8 million in average mortgage-backed securities during 2008. The increased balances, coupled with higher yields on these investments, contributed significantly to the $17.5 million increase in interest income from securities available for sale and other investments.

While our average deposit balances increased $289.8 million during 2008, the interest expense we paid on deposits declined $40.7 million from 2007. Our disciplined approach to pricing, including our decision to allow higher priced maturing certificates of deposit accounts to run off during the year, resulted in a 107 basis point reduction in the rates paid on this product. As a result of this, and the overall lower level of market rates, customers migrated toward money market deposit accounts, which is reflected in the $485.8 million increase in average balances in these accounts at an interest rate 141 basis points lower than 2007. Our continued emphasis on expanding customer relationships resulted in a $60.5 million increase in average noninterest bearing deposits during the year.
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
Noninterest Income
Noninterest income remained stable in 2008, excluding the $21.6 million gain on the sale of nine branches and $5.4 million of realized losses from the sales of investment securities in 2007. The industry-wide softening in insurance renewal rates in 2008 resulted in a $1.9 million decrease in our insurance and benefits consulting revenues. This was offset by a modest increase in revenue from transaction based banking service fees despite a shift in consumer spending habits due to the uncertainties in the economy. Revenue from our wealth management activities increased despite the reduced demand for our broker sold investment securities and the third quarter outsourcing of our trust activities.
Noninterest Expenses
Excluding $2.2 million in Great Lakes Bancorp, Inc. integration costs in 2008 and a $4.8 million real estate impairment loss in 2007, our noninterest expenses for 2008 increased $8.5 million over 2007. The most substantial increase was $8.1 million in salaries and benefits, resulting from additional Great Lakes Bancorp, Inc. personnel, routine merit increases, and increases in performance based incentive and equity compensation. A $2.1 million increase in marketing expenses reflects a full year of expenses related to our brand awareness campaign as well as for enhancements to our advertising to address customers’ concerns regarding the health of the financial services industry. These increases were slightly offset by a decrease in intangible amortization related to previous bank and financial services company acquisitions.
Income Taxes
Our effective tax rate increased to 33.7% for 2008 from 32.7% in 2007 primarily due to New York State legislation partially phasing out the exclusion of dividends paid by our REIT subsidiary to First Niagara Bank.

LIQUIDITY AND CAPITAL RESOURCES
In addition to cash flow from operations, deposits and borrowings, our funding is provided from the principal and interest payments that we receive from our loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, our deposit balances and loan prepayments are greatly influenced by the level of interest rates, the economic environment and local competitive conditions.
Our primary investing activities are the origination of loans and the purchase of investment securities. Our loan originations totaled $1.9 billion and $1.5 billion during 2009 and 2008, respectively. In addition, we made advances on business lines of credit totaling $1.5 billion in 2009 and $1.4 billion in 2008, reflecting our continued focus on growing our higher-yielding commercial loan portfolio. Our purchases of investment securities increased to $5.8 billion during 2009, as compared to $797.3 million during 2007, reflecting the investment of a portion of the $802.2 million in proceeds from our two follow-on stock offerings as well as $3.1 billion in funds received in the NatCity branch acquisition. During 2009, principal payments on and proceeds from sales and maturities of our investment securities amounted to $1.9 billion, compared to $628.3 million during 2008, reflecting increased prepayments and a larger mortgage-backed securities portfolio.
Net cash provided by our financing activities totaled $1.1 billion in 2009 and $341.9 million for 2008. Our borrowing activities provided $758.4 million of additional low cost short-term financing allowing us to pre-purchase interest earning assets in anticipation of the NatCity branch acquisition, resulting in a 123 basis point decrease in borrowing rates. Further, we sold 12% senior notes to NatCity in the amount of $150.0 million upon the closing of the acquisition. We have a total borrowing capacity of up to $6.1 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position, of which $3.9 billion was available at December 31, 2009. Other financing activities during 2009 included two follow-on stock offerings with net aggregate proceeds of $802.2 million, in addition to the redemption of our preferred stock to the Treasury in the amount of $184.0 million, the repurchase of the common stock warrant issued to the Treasury, and dividends paid on preferred stock.
In January 2010, Moody’s Investors Service and Standard & Poor’s Ratings Services announced that they assigned first-time long-term issuer credit ratings of Baa1 and BBB-, respectively, to us, complementing our existing BBB long-term issuer credit rating from Fitch Ratings that was last affirmed in July 2009. These ratings will increase our ability to efficiently access the capital markets to meet our liquidity needs.

Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2009 as follows (in thousands):

	Less than	Over 1 to 3	Over 3 to 5	Over
	1 year	years	years	5 years	Total
Certificates of deposit	$2,074,683	$702,572	$118,069	$62,008	$2,957,332
Borrowings	1,674,761	370,583	226,809	30,127	2,302,280
Commitments to extend credit (2)	2,158,424	—	—	—	2,158,424
Standby letters of credit (2)	142,900	—	—	—	142,900
Purchase obligations	11,285	26,216	28,698	31,380	97,579
Operating leases	9,826	16,839	14,623	34,381	75,669
Capital leases	439	1,963	3,112	19,962	25,476
Partnership investment commitments	125	—	266	1,690	2,081

Total contractual obligations	$6,072,443	$1,118,173	$391,577	$179,548	$7,761,741

(1)	Amounts do not include contractual interest.

(2)	We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $1.9 billion available under lines of credit, which generally expire one year from the date of origination if unfunded.
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $2.2 billion and $1.2 billion at December 31, 2009 and 2008, respectively.
To assist us with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell newly originated conventional, 15 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages amounted to $84.1 million and $30.9 million at December 31, 2009 and 2008, respectively. The increase in 2009 is reflective of a lower interest rate environment, which has caused many borrowers to refinance into lower rate mortgage loans.
We also extend credit to retail and commercial customers, up to a specified amount, through lines of credit. Borrowers are able to draw on these lines as needed, making our funding requirements generally more difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at December 31, 2009 our unused commercial lines of credit increased to $1.4 billion from $678.1 million at December 31, 2008, and our unused home equity and other consumer lines of credit increased to $469.0 million from $300.8 million at the end of 2008. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $142.9 million and $98.1 million at December 31, 2009 and 2008, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts that we report. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through the sources described above. The credit risk involved in our issuing of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2009 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table. Amounts are shown at fair value (amounts in thousands):

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
	Carrying	Weighted	Carrying	Weighted	Carrying	Weighted	Carrying	Weighted	Carrying	Weighted
	value	average yield	value	average yield	value	average yield	value	average yield	value	average yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$286,118	2.20%	$113,132	3.00%	$23,594	2.46%	$—	—%	$422,844	2.43%
U.S. Government agencies and government sponsored enterprises	150,365	2.42	189,467	2.62	—	—	—	—	339,832	2.53
Corporate	250	4.25	1,488	1.31	—	—	475	3.17	2,213	2.04

Total debt securities	436,733	2.28	304,087	2.76	23,594	2.46	475	3.17	764,889	2.48

Residential mortgage-backed securities:
GNMA	—	—	—	—	355	7.78	30,478	4.22	30,833	4.26
FNMA	—	—	12,301	4.21	44,624	4.38	48,114	3.75	105,039	4.07
FHLMC	22	6.53	3,633	4.85	13,089	4.52	46,002	5.40	62,746	5.18
CMOs	—	—	14,586	4.56	211,516	4.47	3,225,338	4.36	3,451,440	4.36

Total mortgage-backed securities	22	6.53	30,520	4.45	269,584	4.46	3,349,932	4.36	3,650,058	4.37

Asset-backed securities	—	—	—	—	—	—	3,067	0.90	3,067	0.90
Other (1)	—	—	—	—	—	—	—	—	3,664	4.11

Total securities available for sale	$436,755	2.28%	$334,607	2.91%	$293,178	4.30%	$3,353,474	4.36%	$4,421,678	4.04%

Investment securities held to maturity
Residential mortgage-backed securities:
CMOs	$—	—%	$—	—%	$—	—%	$1,093,552	4.47%	$1,093,552	4.47%

(1)	Other securities available for sale include investments with no stated maturity date.

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2009 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

		One through five
	Within one year	years	After five years	Total
Commercial:
Real estate	$1,015,184	$1,480,804	$217,554	$2,713,542
Construction	341,076	6,894	70	348,040
Business	1,180,880	247,626	53,339	1,481,845
Specialized lending	96,949	110,800	—	207,749

Total commercial	2,634,089	1,846,124	270,963	4,751,176
Residential real estate	296,499	480,196	898,266	1,674,961
Home equity	407,457	95,000	188,612	691,069
Other consumer	85,659	51,606	49,076	186,341

Total loans and leases	$3,423,704	$2,472,926	$1,406,917	$7,303,547

For the loans reported in the preceding table, the following sets forth at December 31, 2009, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2010 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$786,965	$911,393	$1,698,358
Construction	6,964	—	6,964
Business	256,657	44,308	300,965
Specialized lending	110,800	—	110,800

Total commercial	1,161,386	955,701	2,117,087
Residential real estate	1,289,170	89,292	1,378,462
Home equity	283,612	—	283,612
Other consumer	100,682	—	100,682

Total loans and leases	$2,834,850	$1,044,993	$3,879,843

Cash and Cash Equivalents
Cash, interest-bearing demand accounts at correspondent banks, federal funds sold, and other short-term investments are our most liquid assets. We monitor the level of these assets daily and they are dependent on operating, financing, lending, and investing activities during any given period. We usually invest excess short-term liquidity in overnight federal funds sold. In the event that we require funds beyond those that we generate internally due to higher than expected loan commitment fundings, deposit outflows or the amount of debt being called, additional sources of funds are available to us through the use of repurchase agreements, the sale of loans or investments or our various lines of credit. As of December 31, 2009, available cash, interest-bearing demand accounts, federal funds sold, and other short-term investments totaled $232.3 million, or 1.6% of total assets.
FOURTH QUARTER RESULTS
During the fourth quarter of 2009, our loan portfolio increased $57.8 million, excluding commercial loans purchased from Harleysville with a carrying value of $59.7 million at December 31, 2009. This increase is reflective of an $83.0 million, or 7%, increase in our commercial loan portfolio, including $44.9 million in our Western Pennsylvania portfolio, offset by a $51.0 million decrease in residential real estate loans as consumer preference continues to be for long term fixed rate products which we sell. Total loan and line originations of $1.2 billion during the fourth quarter of 2009 as compared to $785.0 million for the same period in 2008 also contributed to the increase. Our total deposits decreased $193.8 million to $9.7 billion during the quarter ended December 31, 2009; however, lower cost core deposits increased $124.6 million, or 7%. Certificates of deposit balances decreased $318.4 million during this period primarily due to the maturity and repricing of the portfolio. Our borrowings increased $787.1 million from the prior quarter, primarily due to repurchase agreements added in December 2009.

Net income for the quarter ended December 31, 2009 increased to $28.9 million from $22.8 million for the same quarter in 2008. Diluted earnings per share for the fourth quarter of 2009 was $0.16, which reflects the additional shares issued in our two follow-on stock offerings, as compared to $0.19 for the same quarter in 2008, which included $1.2 million of preferred stock dividends and discount accretion.
Our net interest income for the fourth quarter of 2009 increased 57% from the same period in 2008 to $112.9 million, reflecting a 32% increase in our interest income which was only partially offset by a 15% decrease in our interest expense. This was primarily due to the shift in our deposit mix towards lower cost core deposits combined with the increased use of low cost wholesale borrowings which resulted in a 100 basis point decrease in the cost of interest-bearing liabilities to 1.26%.
During the quarter ended December 31, 2009, we recorded an $11.0 million provision for credit losses as compared to $8.0 million during the quarter ended December 31, 2008. At December 31, 2009, our total nonperforming loans increased to $68.6 million, as compared to $46.4 million at December 31, 2008, with higher nonperforming loans primarily in our shared national credits and commercial real estate portfolios. However, net loan charge-offs decreased to $5.8 million, or 0.32% annualized of average loans for the quarter as compared to $7.9 million, or 0.49% annualized of average loans for the fourth quarter of 2008.
For the three months ended December 31, 2009, our noninterest income increased $7.9 million from the three months ended December 31, 2008, reflecting higher deposit related banking services fees, including those from the NatCity branches. Our fourth quarter noninterest expenses increased to $94.7 million, from $57.6 million for the fourth quarter of 2008, primarily due to increased costs related to the NatCity branches, $4.0 million of merger and acquisition integration expenses, a $3.9 million increase in FDIC premiums, and targeted investments in personnel, occupancy, equipment, technology, and communications in an effort to build additional operating capacity to support the Harleysville acquisition as well as future growth opportunities.
IMPACT OF NEW ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (the “FASB”) released new guidance to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance removes the concept of a qualifying special-purpose entity from current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. This guidance is to be applied prospectively to transfers of financial assets beginning January 1, 2010 and is not expected to have a material impact on our Consolidated Financial Statements.
In June 2009, the FASB also released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. This guidance is not expected to have a material impact on our Consolidated Financial Statements.
In January 2010, the FASB released new guidance requiring entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009, except for the detailed Level 3 roll forward disclosures, which is effective for fiscal years, and interim periods within those fiscal years, beginning on after December 15, 2010. Early adoption is permitted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk is interest rate risk, that is, the potential volatility of our earnings that arises from fluctuations in market interest rates. Changes in market interest rates, whether they are increases or decreases, and the pace at which the changes occur can trigger repricings of the interest we receive or pay and changes in the pace of payments, which individually or in combination may affect our net interest income, positively or negatively.
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
Our Asset and Liability Committee (“ALCO”), comprised of members of our senior management, monitors our sensitivity to interest rates and enacts strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis while minimizing the effects of fluctuations associated with changing market interest rates. In other words, we want changes in loan and deposit balances, rather than changes in market interest rates, to be the primary drivers of growth in net interest income.
We utilize the following strategies to manage our interest rate risk: (1) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (2) selling newly originated 15 to 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (3) investing in shorter term securities which generally bear lower yields as compared to longer term investments, but which better position us for increases in market interest rates; (4) growing core deposits; and (5) utilizing wholesale borrowings to support cash flow needs and help match asset repricing. Additionally, we intend to evaluate further the utilization of derivative instruments such as interest rate swaps, caps, and collars as part of our overall asset and liability management process as permitted by our ALCO Policy.
Net Interest Income Analysis
We use simulations of the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable, interest rate environment.

The following table shows the estimated impact on net interest income for the next twelve months resulting from potential changes in interest rates. The calculated changes assume a gradual parallel shift across the yield curve over the next 12 months. The effects of changing the yield curve slope are not considered in the analysis, nor do we consider changes in the spread relationships between various indexes which impact our net interest income. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions (amounts in thousands):

	Calculated increase (decrease) at December 31,
	2009				2008
	Net interest				Net interest
Changes in interest rates	income		% Change		income	% Change
+200 basis points	$(2,837)		(0.6)%		$(5,376)	(2.4)%
+100 basis points	(828)		(0.2)		(2,119)	(0.9)
-100 basis points	—	(1)	—	(1)	4,307	1.9
-200 basis points	—	(1)	—	(1)	6,626	3.0

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at December 31, 2009, therefore, the calculation of the effect of the decrease in interest rates is not measurable.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiary (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2009 based on the framework in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2009.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. Their reports follow this statement.

/s/ John R. Koelmel John R. Koelmel	/s/ Michael W. Harrington Michael W. Harrington
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited First Niagara Financial Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), Business Combinations (included in Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations), in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 26, 2010

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Condition
(in thousands, except share amounts)

	December 31,
	2009	2008

ASSETS

Cash and cash equivalents	$232,268	110,552
Restricted cash	4,000	3,999
Investment securities:
Available for sale, at estimated fair value	4,421,678	1,573,101
Held to maturity, at amortized cost (estimated fair value of $1,106,650)	1,093,552	—
Loans held for sale	32,270	1,698
Loans and leases (net of allowance for credit losses of $88,303 and $77,793 in 2009 and 2008)	7,208,883	6,384,284
Bank-owned life insurance	132,414	127,151
Premises and equipment, net	156,213	95,978
Goodwill	879,107	748,971
Core deposit and other intangibles, net	56,277	35,578
Other assets	368,171	250,060

Total assets	$14,584,833	9,331,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$9,729,524	5,943,613
Short-term borrowings	1,674,761	717,464
Long-term borrowings	627,519	822,763
Other	179,368	120,269

Total liabilities	12,211,172	7,604,109

Commitments and contingent liabilities (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 184,011 shares issued and outstanding in 2008 (Note 13)	—	176,719
Common stock, $0.01 par value, 250,000,000 shares authorized; 194,810,261 and 125,419,261 shares issued in 2009 and 2008	1,948	1,254
Additional paid-in capital	2,128,196	1,326,159
Retained earnings	352,948	369,671
Accumulated other comprehensive income (loss)	2,514	(29,429)
Common stock held by ESOP, 2,874,196 and 3,094,365 shares in 2009 and 2008	(22,382)	(23,843)
Treasury stock, at cost, 6,595,500 and 6,857,554 shares in 2009 and 2008	(89,563)	(93,268)

Total stockholders’ equity	2,373,661	1,727,263

Total liabilities and stockholders’ equity	$14,584,833	9,331,372

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007

Interest income:
Loans and leases	$360,689	377,037	376,123
Investment securities and other	130,069	64,101	46,649

Total interest income	490,758	441,138	422,772

Interest expense:
Deposits	73,551	118,683	159,371
Borrowings	52,807	53,878	39,223

Total interest expense	126,358	172,561	198,594

Net interest income	364,400	268,577	224,178
Provision for credit losses	43,650	22,500	8,500

Net interest income after provision for credit losses	320,750	246,077	215,678

Noninterest income:
Banking services	49,538	40,082	39,289
Insurance and benefits consulting	48,958	49,733	51,646
Lending and leasing	10,888	8,783	8,880
Wealth management services	8,555	9,922	9,494
Bank owned life insurance	5,251	5,449	4,848
Gain (loss) on sale of securities , net	1,211	—	(5,395)
Gain on sale of branches, net	—	—	21,564
Other	1,574	1,766	1,485

Total noninterest income	125,975	115,735	131,811

Noninterest expense:
Salaries and employee benefits	161,548	133,785	125,697
Merger and acquisition integration expenses	31,467	2,186	86
Occupancy and equipment	29,113	23,823	28,550
Technology and communications	24,770	19,849	19,454
Federal deposit insurance premiums	16,668	1,265	916
Marketing and advertising	10,281	10,496	8,341
Amortization of core deposit and other intangibles	9,418	8,824	10,433
Professional services	6,131	4,659	4,385
Charitable contributions	6,037	531	649
Other	31,239	22,992	23,955

Total noninterest expense	326,672	228,410	222,466

Income before income taxes	120,053	133,402	125,023

Income taxes	40,676	44,964	40,938

Net income	79,377	88,438	84,085
Preferred stock dividend	3,731	1,022	—
Accretion of preferred stock discount	8,315	162	—

Net income available to common stockholders	$67,331	87,254	84,085

Earnings per common share:
Basic	$0.46	0.81	0.82
Diluted	0.46	0.81	0.81

Weighted average common shares outstanding:
Basic	146,833	107,531	102,838
Diluted	147,205	108,174	103,472

Dividends per common share	$0.56	0.56	0.54
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2009	2008	2007

Net income	$79,377	88,438	84,085

Other comprehensive income (loss), net of income taxes:
Securities available for sale:
Net unrealized holding gains (losses) arising during the year	30,652	(12,692)	10,884
Reclassification adjustment for realized (gains) losses included in net income	(731)	—	3,242

	29,921	(12,692)	14,126

Net unrealized gains (losses) on interest rate swaps arising during the period	206	(1,360)	—

Pension and post-retirement actuarial gain (loss)	1,816	(12,773)	3,147

Total other comprehensive income (loss)	31,943	(26,825)	17,273

Total comprehensive income	$111,320	61,613	101,358

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total

Balances at January 1, 2007	$—	1,200	1,237,816	322,745	(19,877)	(26,816)	(127,871)	1,387,197

Net income	—	—	—	84,085	—	—	—	84,085
Total other comprehensive income, net	—	—	—	—	17,273	—	—	17,273
Purchase of treasury stock (6,964,565 shares)	—	—	—	—	—	—	(95,690)	(95,690)
ESOP shares released (221,291 shares)	—	—	1,544	—	—	1,466	—	3,010
Stock-based compensation expense	—	—	6,288	—	—	—	—	6,288
Net tax benefit related to stock-based compensation	—	—	2,241	—	—	—	—	2,241
Exercise of stock options and restricted stock activity (1,016,144 shares)	—	—	(3,123)	(6,275)	—	—	14,072	4,674
Common stock dividends of $0.54 per share	—	—	—	(55,899)	—	—	—	(55,899)

Balances at December 31, 2007	$—	1,200	1,244,766	344,656	(2,604)	(25,350)	(209,489)	1,353,179

Change in accounting for defined benefit plans, net of tax	—	—	—	(117)	—	—	—	(117)

Balances at January 1, 2008	—	1,200	1,244,766	344,539	(2,604)	(25,350)	(209,489)	1,353,062

Net income	—	—	—	88,438	—	—	—	88,438
Total other comprehensive loss, net	—	—	—	—	(26,825)	—	—	(26,825)
Purchase of treasury stock (625,000 shares)	—	—	—	—	—	—	(6,795)	(6,795)
Common stock issued for the acquisition of Great Lakes Bancorp, Inc. (5,374,525 shares)	—	54	73,728	—	—	—	—	73,782
Proceeds from follow-on stock offering, net of related expenses (8,515,419 shares)	—	—	(6,979)	—	—	—	115,817	108,838
Preferred stock issued, net of related expenses (184,011 shares)	175,697	—	(82)	—	—	—	—	175,615
Accretion of preferred stock discount	—	—	—	(162)	—	—	—	(162)
Warrant issued (1,906,191 shares)	—	—	8,476	—	—	—	—	8,476
ESOP shares released (229,297 shares)	—	—	1,683	—	—	1,507	—	3,190
Stock-based compensation expense	—	—	5,633	—	—	—	—	5,633
Net tax benefit related to stock-based compensation	—	—	714	—	—	—	—	714
Exercise of stock options and restricted stock activity (526,506 shares)	—	—	(1,780)	(2,051)	—	—	7,199	3,368
Cumulative dividends on preferred stock	1,022	—	—	(1,022)	—	—	—	—
Common stock dividends of $0.56 per share	—	—	—	(60,071)	—	—	—	(60,071)

Balances at December 31, 2008	$176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	(93,268)	1,727,263

Net income	—	—	—	79,377	—	—	—	79,377
Total other comprehensive income, net	—	—	—	—	31,943	—	—	31,943
Proceeds from follow-on stock offerings, net of related expenses (69,391,000 shares)	—	694	801,521	—	—	—		802,215
Preferred stock redemption	(184,011)	—		—	—	—		(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares released (220,169 shares)	—	—	1,322	—	—	1,461	—	2,783
Stock-based compensation expense	—	—	5,186	—	—	—	—	5,186
Net tax expense related to stock-based compensation	—	—	(10)	—	—	—	—	(10)
Exercise of stock options and restricted stock activity (262,054 shares)	—	—	(3,282)	(896)	—	—	3,705	(473)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Dividends on cumulative preferred stock	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividends of $0.56 per share	—	—	—	(83,158)	—	—	—	(83,158)

Balances at December 31, 2009	$—	1,948	2,128,196	352,948	2,514	(22,382)	(89,563)	2,373,661

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$79,377	88,438	84,085
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	22,299	6,566	5,695
Provision for credit losses	43,650	22,500	8,500
Depreciation of premises and equipment	13,338	10,637	11,763
Amortization of core deposit and other intangibles	9,418	8,824	10,433
Origination of loans held for sale	(474,450)	(100,072)	(91,399)
Proceeds from sales of loans held for sale	443,874	101,821	91,606
Increase in prepaid FDIC insurance	(38,269)	—	—
Gain on sale of branches	—	—	(21,564)
ESOP and stock based compensation expense	7,969	8,823	9,281
Deferred income tax expense (benefit)	3,547	2,911	(3,895)
Other, net	5,815	(12,628)	(1,838)

Net cash provided by operating activities	116,568	137,820	102,667

Cash flows from investing activities:
Proceeds from sales of securities available for sale	143,651	—	194,481
Proceeds from maturities of securities available for sale	1,103,383	431,035	274,272
Principal payments received on securities available for sale	548,486	197,284	153,457
Purchases of securities available for sale	(4,603,803)	(797,290)	(594,923)
Principal payments received on securities held to maturity	60,742	—	—
Purchases of securities held to maturity	(1,157,858)	—	—
Loan originations in excess of principal payments	(164,071)	(214,148)	(271,011)
Advance to Harleysville National Corporation	(50,000)	—	—
Cash received from (paid for) acquisitions	3,062,415	(83,744)	(10,806)
Net cash distributed for branch sales	—	—	(93,143)
Other, net	(53,359)	(13,308)	(26,988)

Net cash used in investing activities	(1,110,414)	(480,171)	(374,661)

Cash flows from financing activities:
Net decrease in deposits	(176,292)	(198,871)	(6,211)
Proceeds from (repayments of) short-term borrowings, net	758,389	(18,180)	(28,893)
Proceeds from long-term borrowings	150,000	363,500	406,100
Repayments of long-term borrowings	(144,454)	(34,868)	(27,225)
Proceeds from exercise of stock options	332	3,715	4,910
Excess tax (expense) benefit from stock based compensation	(10)	714	2,241
(Redemption) issuance of preferred stock, net	(184,011)	175,453	—
Issuance of common stock in follow-on stock offerings, net	802,215	108,838	—
(Repurchase) issuance of common stock warrant	(2,700)	8,476	—
Purchase of treasury stock	—	(6,795)	(95,690)
Dividends paid on cumulative preferred stock	(4,754)	—	—
Dividends paid on common stock	(83,152)	(60,071)	(55,899)

Net cash provided by financing activities	1,115,563	341,911	199,333

Net increase (decrease) in cash and cash equivalents	121,717	(440)	(72,661)

Cash and cash equivalents at beginning of year	114,551	114,991	187,652

Cash and cash equivalents at end of year	$236,268	114,551	114,991

Cash paid during the year for:
Income taxes	$31,218	45,965	37,204
Interest expense	127,405	172,856	196,493

Noncash activity:
Loans transferred to other real estate owned	$8,630	4,232	430
Loans securitized	—	—	164,284
Change in funded status of benefit plans	490	(21,337)	6,811
Capital lease obligation	11,928	—	—

Acquisitions and dispositions of noncash assets and liabilities:
Assets acquired, net of dispositions	$911,719	908,466	11,370
Liabilities assumed, net of dispositions	3,974,134	750,943	563
Assets sold in branch sales	—	—	38,638
Liabilities sold in branch sales	—	—	154,541
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007
(Amounts in thousands, except as noted and per share amounts)
Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiary bank provide financial services to individuals and businesses in Upstate New York and Western Pennsylvania. We provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, residential and commercial lending, leasing, cash management, insurance and wealth management products, as well as employee benefits consulting services.
The Company owns all of the capital stock of First Niagara Bank (the “Bank”), a federally chartered savings bank. First Niagara Commercial Bank, a wholly-owned subsidiary of the Bank, is a New York State chartered commercial bank whose primary purpose is to accept municipal deposits, which under New York State law cannot be accepted by federally chartered savings banks.
Our accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”). Reclassifications of prior years’ amounts are made whenever necessary to conform to the current year’s presentation. The following is a description of our significant accounting policies:
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of the Company and its subsidiaries. We have eliminated all significant intercompany balances in consolidation.
Subsequent Events
We reviewed subsequent events and determined that no further disclosures were required.
Cash and Cash Equivalents
For purposes of our Consolidated Statement of Cash Flows, cash and cash equivalents include cash and due from banks, restricted cash, federal funds sold, and money market investments which have a term of less than three months at the time of purchase.
Restricted Cash
Our restricted cash is comprised of funds held in escrow pending the final settlement of a lawsuit acquired in our acquisition of Great Lakes Bancorp, Inc. and funds pledged as collateral for a mortgage servicing agreement with the Federal National Mortgage Association (“FNMA”).
Investment Securities
We have classified our investments in debt and equity securities as held to maturity or available for sale. We classify investment securities as held to maturity if we have the positive intent and ability to hold them to maturity. Held to maturity securities are reported at amortized cost. We classify investment securities not classified as held to maturity as available for sale, and report them at fair value with unrealized gains and losses, net of deferred taxes, reported in other comprehensive income as a separate component of stockholders’ equity. Fair value is based upon quoted market prices of identical securities, where available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes of similar securities. Broker quotes may be adjusted to ensure that investment securities are recorded at fair value. Adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters. If quoted prices are not available, fair value is based upon valuation models that use cash flow, security structure, and other observable information.

We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination we consider some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period operations. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.
Purchases of investment securities are recorded at trade date, with realized gains and losses on sales included in our Consolidated Statements of Income using the specific identification method. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.
Loans and Leases
Loans we originate and intend to hold in our portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to income over the expected life of the loan using the interest method. We discontinue accrual of interest on loans after payments become more than ninety days delinquent, unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans and subsequently recognize interest income only to the extent that we receive payments. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. We generally return a loan to accrual status when principal and interest payments are current, we are reasonably assured of full collectibility of principal and interest, and a consistent repayment record, generally six months, has been demonstrated.
We charge loans off against our allowance for credit losses when it becomes evident that we will not fully collect the balance of the loan. We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent.
A determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Our accounting policy is to record loans held for sale at the lower of the aggregate cost or fair value based upon observable market prices or prices that we obtain from a third party. We recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We generally include gains and losses on sales of our loans held for sale in lending and leasing income when the applicable sale criteria are met.
We capitalize the mortgage servicing rights (MSRs) based on an estimate of the net servicing revenues which we amortize in proportion to and over the period of estimated net servicing income. We assess our MSRs on a quarterly basis for temporary impairment based on their current fair value. If any temporary impairment results after current market assumptions are applied, we will reduce the carrying value of our MSRs through a valuation allowance and a charge to earnings.
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
Acquired Loans
Loans that we acquire in connection with acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require us to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which we will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. We expect to fully collect the new carrying value (i.e., fair value) of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable purchase accounting fair value discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.
Allowance for Credit Losses
We establish our allowance for credit losses through charges to our provision for credit losses. We evaluate our allowance based on a continuing review of our loan portfolio. We review impaired loans individually and we consider the fair value of any underlying collateral, if collateral dependent, or estimated future cash flows in determining estimates of impairment for those loans. We estimate losses in smaller balance, homogeneous loans not considered to be impaired based on our historical experience, industry trends and current trends in the real estate market and the current economic environment in our market areas. The adequacy of our allowance for credit losses is based on our evaluation of various conditions including the following: changes in the composition of and growth in our loan portfolio; industry and regional conditions; the strength and duration of the current business cycle; existing general economic and business conditions in our lending areas; credit quality trends, including trends in our nonaccruing loans; our historical loan charge-off experience; and the results of bank regulatory examinations.
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
Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less the fair value of liabilities assumed, as goodwill. We amortize our acquired intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill and any acquired intangible assets with an indefinite useful economic life, but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.
We test goodwill for impairment annually, as of November 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.

The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We have two reporting units: banking and financial services.
For our banking reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Banking reporting unit’s applicable metrics.
For our financial services reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings and tangible book value multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair market values are compared to our market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
The second step (Step 2) of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.
Interest Rate Swaps
We use interest rate swaps to manage our interest rate risk. We also act as an interest rate swap counterparty for certain commercial customers, and manage this risk by entering into corresponding and offsetting interest rate swap agreements with third parties. Interest rate swaps are recorded on our consolidated statements of condition as either an asset or liability at estimated fair value. If an interest rate swap qualifies for hedge accounting, any changes in estimated fair value are recognized in either other comprehensive income or earnings depending on the designation as either a cash flow or fair value hedge instrument, respectively. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis. If the interest rate swap does not qualify as a hedge, gains or losses reflecting changes in fair value are reported in earnings.
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
We recognize in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
Beginning in 2008, we measure our plans’ assets and obligations that determine its future funded status as of each December 31st.

Stock-Based Compensation
We maintain various long-term incentive stock benefit plans under which we grant stock options, restricted stock awards, and restricted stock units to certain directors and key employees. We recognize compensation expense in our income statement over the requisite service period, based on the grant-date fair value of the award. The fair values of options are estimated using the Black-Scholes option pricing model. For restricted stock awards and units, we recognize compensation expense on a straight-line basis over the vesting period for the fair market value of the award, measured at the grant date.
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
Earnings per Share
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that our unvested restricted stock awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Our basic EPS is computed by dividing net income allocable to common stockholders, which reflects the preferred stock dividend and discount accretion, by the weighted average number of our common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.
Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying Consolidated Statements of Condition, since these assets are not our assets. We recognize fee income on the accrual method based on the fair value of assets administered.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with GAAP. The estimates and assumptions that we deem to be critical involve our accounting policies relating to our allowance for credit losses, the other than temporary impairment analysis and valuation of our investment securities portfolio, the accounting treatment and valuation of acquired loans, and the analysis of the carrying value of goodwill for impairment. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined with declines in consumer spending to increase the uncertainty inherent in our estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
Accounting Standards Adopted in 2009
In 2007, the Financial Accounting Standards Board (“FASB”) released revised guidance surrounding the accounting for business combinations. This revised guidance requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at acquisition date, measured at their fair values as of that date, with limited exceptions. The revised guidance also requires that certain acquisition related costs and restructuring costs be expensed as incurred, and eliminates the recognition of a separate valuation allowance, such as an allowance for credit losses, as of the acquisition date for assets acquired in a business combination that are measured at their acquisition date fair values because the effects of uncertainty about future cash flows are included in the fair value measurement of those assets. This guidance was effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, and therefore we are required to apply this guidance for any business combinations entered into during 2009 and beyond.
Accounting Standards Not Adopted as of December 31, 2009
In June 2009, the FASB released new guidance to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance removes the concept of a qualifying special-purpose entity from current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. This guidance is to be applied prospectively to transfers of financial assets beginning January 1, 2010 and is not expected to have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. This guidance is not expected to have a material impact on our Consolidated Financial Statements.
In January 2010, the FASB released new guidance requiring entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009, except for the detailed Level 3 rollforward disclosures, which is effective for fiscal years, and interim periods within those fiscal years, beginning on after December 15, 2010. Early adoption is permitted. We intend to comply with the disclosure provisions of this new guidance.
Note 2. Acquisitions
National City Bank branches
On September 4, 2009 we acquired 57 Western Pennsylvania branch locations (the “Branch Acquisition”) from National City Bank (“NatCity”), a subsidiary of The PNC Financial Services Group, Inc. (“PNC”). We paid a deposit premium of $52.1 million, or 1.3% of the 30 day average daily balance of the deposits acquired. Pro forma income statement information is not presented because the Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition and for which financial statements are available or relevant.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents, net	$3,062,789
Loans, net	717,328
Premises and equipment	26,731
Goodwill	130,079
Core deposit intangible	29,800
Other assets	7,407

Total assets acquired	$3,974,134

Deposits	$3,961,702
Other liabilities	12,432

Total liabilities assumed	$3,974,134

The assets acquired and liabilities assumed from NatCity were recorded at fair value on the date of acquisition, and costs related to the acquisition, primarily investment banking and professional fees, were expensed as incurred. Acquired loans include $657.3 million in commercial loans and deposits assumed include $104.1 million of customer commercial repurchase agreements. All loans acquired from NatCity were performing as of the acquisition date. During the year ended December 31, 2009, we incurred $26.5 million in merger and acquisition integration expenses related to the Branch Acquisition.
The core deposit intangible asset is being amortized over its estimated useful life of approximately nine years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is deductible for tax purposes. The goodwill will be amortized over 15 years for tax purposes utilizing the straight line method.
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
Harleysville National Corporation
On July 26, 2009, First Niagara Financial Group, Inc. and Harleysville National Corporation (“Harleysville”), the holding company for Harleysville National Bank, jointly announced a definitive merger agreement under which Harleysville will merge into the Company in a transaction valued at approximately $237.0 million on the day of announcement. At December 31, 2009, Harleysville had total assets of approximately $5.2 billion, including $3.0 billion in loans, and deposits of approximately $3.9 billion in 83 bank branches across nine Southeastern Pennsylvania counties. Harleysville’s shareholders voted to approve the merger on January 22, 2010. The merger is expected to be completed in the second quarter of 2010 and is subject to the approvals of the applicable regulatory agencies.
In December 2009, we lent $50.0 million to Harleysville, the proceeds of which contributed to Harleysville National Bank as Tier 1 capital. Harleysville pledged the stock of Harleysville National Bank to us to secure repayment of the loan. In addition, in December 2009, First Niagara Bank purchased performing commercial loans with a fair value of $62.2 million from Harleysville National Bank.
The results of Harleysville’s operations will be included in our 2010 Consolidated Statement of Income from the date of acquisition. We incurred $4.5 million in merger and acquisition integration expenses related to the merger during the year ended December 31, 2009.

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at December 31, 2009 and 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2009:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$416,847	$6,037	$(40)	$422,844
U.S. government agencies and government sponsored enterprises	340,806	190	(1,164)	339,832
Corporate	3,395	40	(1,222)	2,213

Total debt securities	761,048	6,267	(2,426)	764,889

Residential mortgage-backed securities:
Government National Mortgage Association	30,906	170	(243)	30,833
Federal National Mortgage Association	101,578	3,471	(10)	105,039
Federal Home Loan Mortgage Corporation	59,527	3,229	(10)	62,746

Collateralized mortgage obligations:
Government National Mortgage Association	1,977,458	15,319	(15,896)	1,976,881
Federal National Mortgage Association	692,614	14,290	(1,647)	705,257
Federal Home Loan Mortgage Corporation	590,172	12,604	(753)	602,023
Non-agency issued	173,080	1,344	(7,145)	167,279

Total collateralized mortgage obligations	3,433,324	43,557	(25,441)	3,451,440

Total mortgage-backed securities	3,625,335	50,427	(25,704)	3,650,058

Asset-backed securities	3,165	—	(98)	3,067
Other	3,651	13	—	3,664

Total securities available for sale	$4,393,199	$56,707	$(28,228)	$4,421,678

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	467,473	4,792	(455)	471,810
Federal National Mortgage Association	319,190	4,195	(107)	323,278
Federal Home Loan Mortgage Corporation	306,889	4,673	—	311,562

Total securities held to maturity	$1,093,552	$13,660	$(562)	$1,106,650

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2008:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$295,639	$4,160	$(52)	$299,747
U.S. government agencies and government sponsored enterprises	29,968	50	(20)	29,998
Corporate	5,028	1	(1,589)	3,440

Total debt securities	330,635	4,211	(1,661)	333,185

Residential mortgage-backed securities:
Government National Mortgage Association	11,711	64	(399)	11,376
Federal National Mortgage Association	146,646	2,916	(300)	149,262
Federal Home Loan Mortgage Corporation	182,929	5,921	(12)	188,838

Collateralized mortgage obligations:
Government National Mortgage Association	24,257	87	(404)	23,940
Federal National Mortgage Association	179,657	1,398	(1,194)	179,861
Federal Home Loan Mortgage Corporation	446,086	4,074	(69)	450,091
Non-agency issued	263,432	106	(34,523)	229,015

Total collateralized mortgage obligations	913,432	5,665	(36,190)	882,907

Total mortgage-backed securities	1,254,718	14,566	(36,901)	1,232,383

Asset-backed securities	3,499	—	(122)	3,377
Other	5,307	8	(1,159)	4,156

Total securities available for sale	$1,594,159	$18,785	$(39,843)	$1,573,101

The table below details certain information regarding our investment securities that were in an unrealized loss position at December 31, 2009 and 2008 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2009:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$11,268	$26	$1,260	$14	$12,528	$40
U.S. government agencies and government sponsored enterprises	261,543	1,164	—	—	261,543	1,164
Corporate	70	2	410	1,220	480	1,222

Total debt securities	272,881	1,192	1,670	1,234	274,551	2,426

Residential mortgage-backed securities:
Government National Mortgage Association	19,987	86	8,269	157	28,256	243
Federal National Mortgage Association	116	1	551	9	667	10
Federal Home Loan Mortgage Corporation	87	1	412	9	499	10

Collateralized mortgage obligations:
Government National Mortgage Association	875,059	15,896	—	—	875,059	15,896
Federal National Mortgage Association	47,705	1,647	—	—	47,705	1,647
Federal Home Loan Mortgage Corporation	69,198	753	—	—	69,198	753
Non-agency issued	46,294	772	73,607	6,373	119,901	7,145

Total collateralized mortgage obligations	1,038,256	19,068	73,607	6,373	1,111,863	25,441

Total mortgage-backed securities	1,058,446	19,156	82,839	6,548	1,141,285	25,704

Asset-backed securities	—	—	3,067	98	3,067	98

Total securities available for sale in an unrealized loss position	$1,331,327	$20,348	$87,576	$7,880	$1,418,903	$28,228

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$51,389	$455	$—	$—	$51,389	$455
Federal National Mortgage Association	38,216	107	—	—	38,216	107

Total securities held to maturity in an unrealized loss position	$89,605	$562	$—	$—	$89,605	$562

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2008:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$6,116	$48	$379	$4	$6,495	$52
U.S. government agencies and government sponsored enterprises	1,971	20	—	—	1,971	20
Corporate	1,689	1,589	—	—	1,689	1,589

Total debt securities	9,776	1,657	379	4	10,155	1,661

Residential mortgage-backed securities:
Government National Mortgage Association	9,550	395	121	4	9,671	399
Federal National Mortgage Association	31,438	258	2,282	42	33,720	300
Federal Home Loan Mortgage Corporation	111	1	976	11	1,087	12

Collateralized mortgage obligations:
Government National Mortgage Association	13,193	404	—	—	13,193	404
Federal National Mortgage Association	44,695	1,192	702	2	45,397	1,194
Federal Home Loan Mortgage Corporation	23,318	29	3,863	40	27,181	69
Non-agency issued	201,193	33,433	24,954	1,090	226,147	34,523

Total collateralized mortgage obligations	282,399	35,058	29,519	1,132	311,918	36,190

Total mortgage-backed securities	323,498	35,712	32,898	1,189	356,396	36,901

Asset-backed securities	3,149	79	228	43	3,377	122
Other	351	3	3,297	1,156	3,648	1,159

Total securities available for sale in an unrealized loss position	$336,774	$37,451	$36,802	$2,392	$373,576	$39,843

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
At December 31, 2009, of the 76 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, 10 were in a continuous unrealized loss position for 12 months or more. At December 31, 2008, of the 74 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, 22 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at December 31, 2009 and 2008 were primarily due to changes in interest rates and continued illiquidity and uncertainty in the markets. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
Non-Agency Collateralized Mortgage Obligations
Our non-agency collateralized mortgage obligations (“CMO”) consists primarily of investment grade securities. 96% of our non-agency CMO portfolio is rated investment grade, and 89% of our non-agency portfolio is rated A- or higher. All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would write down the credit component of the unrealized loss through a charge to current period operations.

At December 31, 2009, of the 38 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. At December 31, 2008, of the 49 non-agency collateralized mortgage obligations in an unrealized loss position, five were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at December 31, 2009 and 2008 and determined that the decline in fair value was temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the securities’ credit ratings, the delinquency or default rates of the underlying collateral and levels of credit enhancement. In addition to the analysis of cash flow projections and level of credit support noted above, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.
Municipal, Corporate Debt and Other Securities
Our municipal bond portfolio consists primarily of investment grade securities rated A or better. Less than two percent of this portfolio has either no investment rating or a rating below investment grade. We have assessed the remaining securities in our municipal bond and corporate debt available for sale portfolio that were in an unrealized loss position at December 31, 2009 and 2008. We have determined that such declines in fair value below amortized cost were temporary. We believe the decline in fair value of the remaining securities below amortized cost was caused by changes in interest rates and the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and guarantor, where applicable, and the delinquency or default rates of the underlying collateral. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. At December 31, 2009, of the 41 municipal, corporate debt and other securities in a continuous unrealized loss position, 24 were in a continuous unrealized loss position for 12 months or more. At December 31, 2008, of the 62 municipal, corporate debt and other securities in a continuous unrealized loss position, 11 were in a continuous unrealized loss position for 12 months or more.
During 2009, we recorded $2.0 million of other than temporary impairment on three of our investment securities, which is included in other noninterest income in our Consolidated Statement of Income. This impairment primarily resulted from our intention to sell certain investment securities that were in an unrealized loss position at December 31, 2009.
Realized gains and losses on sales and calls of our securities available for sale are included in other noninterest income and are summarized as follows for the years ended December 31:

	2009	2008	2007
Gross realized gains	$7,458	$—	$215
Gross realized losses	(6,247)	—	(5,610)

Net realized gains (losses)	$1,211	$—	$(5,395)

Scheduled contractual maturities of our investment securities at December 31, 2009 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$280,538	$282,579
After one year through five years	446,875	449,396
After five years through ten years	29,770	30,210
After ten years	3,865	2,704

Total debt securities	761,048	764,889
Asset-backed securities	3,165	3,067
Mortgage-backed securities	4,718,887	4,756,708
Other	3,651	3,664

	$5,486,751	$5,528,328

While the contractual maturities of our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.
At December 31, 2009 and 2008, $3.2 billion and $1.2 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements and certain deposits. At December 31, 2009, our investment portfolio included securities issued by the FHLMC with a fair value of $1.1 billion, FNMA with a fair value of $1.2 billion, and GNMA with a fair value of $2.5 billion. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Note 4. Loans and Leases
Our loans and leases receivable, including loans held for sale, consisted of the following at December 31:

	2009	2008
Commercial:
Real estate	$2,713,542	$2,211,402
Construction	348,040	340,564
Business	1,481,845	940,304
Specialized lending	207,749	178,916

Total commercial	4,751,176	3,671,186
Residential real estate	1,674,961	1,990,784
Home equity	691,069	624,495
Other consumer	186,341	143,989

Total loans and leases	7,303,547	6,430,454
Net deferred costs and unearned discounts	25,909	33,321
Allowance for credit losses	(88,303)	(77,793)

Total loans and leases, net	$7,241,153	$6,385,982

The table below details additional information on our loans as of December 31:

	2009	2008	2007
Nonaccrual loans	$68,561	$46,417	$28,054

Interest income that would have been recorded if loans had been performing in accordance with original terms	947	847	654

Balance of impaired loans	54,944	42,512	22,092

Allowance relating to impaired loans included in allowance for credit losses	9,170	3,768	4,399

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	29,307	6,856	6,052
We had no loans past due 90 days or more that were still accruing interest at December 31, 2009, 2008 or 2007.
Information about our residential mortgage loans is as follows:

	2009	2008	2007
Loans classified as held for sale included in residential mortgage loans	$32,270	$1,698	$3,278
Loans sold during the year	443,877	101,652	91,216
Gains on sale of loans, net	4,197	735	716
Mortgages serviced for others	823,889	568,767	553,631
Mortgage servicing asset recorded for loans serviced for others	6,596	4,295	4,312
Total credit facilities extended to certain of our officers and directors and affiliates amounted to $3.2 million and $4.1 million at December 31, 2009 and 2008, respectively. The balances due from these insiders under these facilities amounted to $2.4 million and $2.6 million at December 31, 2009 and 2008, respectively. During 2009, new loans to these officers and directors amounted to $346 thousand and principal repayments amounted to $150 thousand. The remaining change from 2008 to 2009 is due to changes in insiders’ status.
Changes in our allowance for credit losses for the years ended December 31, are summarized as follows:

	2009	2008	2007
Balance at beginning of year	$77,793	$70,247	$71,913
Acquired at acquisition date	—	2,890	—
Provision for credit losses	43,650	22,500	8,500
Charge-offs	(35,146)	(20,122)	(11,901)
Recoveries	2,006	2,278	1,817
Loans sold	—	—	(82)

Balance at end of year	$88,303	$77,793	$70,247

Note 5. Premises and Equipment
A summary of our premises and equipment at December 31, 2009 and 2008 follows:

	2009	2008
Land	$16,787	$10,869
Buildings and leasehold improvements(1)	115,046	81,809
Furniture and equipment	98,160	65,622

	229,993	158,300
Accumulated depreciation	(73,780)	(62,322)

Premises and equipment, net	$156,213	$95,978

(1)	Included in buildings and leasehold improvements are assets for properties classified as “held-for-sale,” which had a carrying value of $3.2 million and $3.6 million at December 31, 2009 and December 31, 2008, respectively.
Our rent expense was $7.1 million, $6.3 million, and $6.4 million for 2009, 2008, and 2007, respectively.

Note 6. Goodwill and Other Intangible Assets
The following table shows information regarding our goodwill for 2009 and 2008:

		Financial	Consolidated
	Banking	services	total
Balances at January 1, 2008	$659,080	$47,844	$706,924
Great Lakes Bancorp, Inc. acquisition	41,769	—	41,769
Contingent earn-out	—	352	352
Unrecognized tax benefit adjustment	(74)	—	(74)

Balances at December 31, 2008	700,775	48,196	748,971
NatCity branch acquisition	130,079	—	130,079
Contingent earn-out	—	57	57
Reclassification adjustment	2,050	(2,050)	—

Balances at December 31, 2009	$832,904	$46,203	$879,107

We have performed the required annual goodwill impairment tests and have determined that goodwill is not impaired as of November 1, 2009 and 2008.
The following table provides information regarding our amortizing intangible assets at December 31, 2009 and 2008:

	2009	2008
Customer lists	$34,240	$33,923
Accumulated amortization	(24,275)	(21,190)

Net carrying amount	9,965	12,733

Core deposit intangible	84,340	54,540
Accumulated amortization	(38,028)	(31,695)

Net carrying amount	46,312	22,845

Total amortizing intangible assets, net	$56,277	$35,578

Our estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $12.3 million in 2010, $9.6 million in 2011, $8.2 million in 2012, $6.9 million in 2013, and $6.1 million in 2014.
Note 7. Mortgage Servicing Rights
Changes in our Mortgage Servicing Rights (“MSRs”) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$4,295	$4,312
Addition of mortgage servicing rights	4,202	566
Amortization	(1,368)	(583)

Balance at end of year	7,129	4,295
Valuation allowance	(533)	—

Mortgage servicing rights, net	$6,596	$4,295

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
For purposes of evaluating and measuring impairment, we stratify our MSRs based on the predominant risk characteristics which include such factors as loan type and term. If the fair value of a stratum is less than the carrying value, we will reduce the carrying value through a valuation allowance. During the year ended December 31, 2009, a provision for impairment of $533 thousand was recognized to establish a valuation allowance for MSRs because the carrying value of certain strata of MSRs exceeded estimated fair value primarily due to an increase in prepayment projections as a result of declines in residential mortgage interest rates.
Note 8. Other Assets
A summary of other assets at December 31, 2009 and 2008 follows:

	2009	2008
FHLB stock	$79,014	$62,301
Net deferred tax assets (see Note 15)	72,985	97,591
Accrued interest receivable	50,455	33,255
Receivable from Harleysville National Corporation	50,000	—
Prepaid Federal Deposit Insurance Corporation premiums	38,498	229
Real estate and other investments	23,918	18,675
Other receivables and prepaid assets	23,723	17,210
Other	29,578	20,799

Total other assets	$368,171	$250,060

In December 2009, we lent Harleysville $50.0 million as part of a recapitalization plan to ensure that Harleysville and its bank subsidiary meet the general regulatory ratios to be designated “well-capitalized” under federal banking laws. The loan is secured by a pledge of all of the stock of Harleysville National Bank and interest is payable at an annual rate of 5.25%.
Included in our real estate and other investments are $10.1 million and $8.4 million of limited partnership investments at December 31, 2009 and 2008, respectively, that we have determined to be variable interest entities for which we are not the primary beneficiary. These investments were made primarily to support our community reinvestment initiatives and are accounted for under the equity method. Our exposure related to these entities is limited to our recorded investment plus additional amounts committed. At December 31, 2009, we have committed to invest an additional $2.1 million in these partnerships.

Note 9. Deposits
Our deposits consist of the following at December 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average		average
	Balance	rate	Balance	rate
Core deposits:
Savings	$916,854	0.14%	$788,767	0.24%
Interest-bearing checking	1,063,065	0.13	485,220	0.17
Money market deposit accounts	3,535,736	0.72	1,940,136	1.47
Noninterest-bearing	1,256,537	—	718,593	—

Total core deposits	6,772,192	0.41	3,932,716	0.79

Certificates	2,957,332	1.52	2,010,897	2.79

Total deposits	$9,729,524	0.75%	$5,943,613	1.47%

Interest expense on our deposits is summarized as follows:

	2009	2008	2007
Certificates	$42,924	$71,534	$101,161
Money market deposit accounts	27,700	43,573	52,249
Savings	1,931	2,198	3,918
Interest-bearing checking	996	1,378	2,043

	$73,551	$118,683	$159,371

Certificates of deposit that we issued in amounts over $100 thousand amounted to $865.3 million, $663.3 million, and $548.8 million at December 31, 2009, 2008, and 2007, respectively. Interest expense on certificates of deposit over $100 thousand totaled $18.0 million, $20.8 million, and $29.4 million in 2009, 2008, and 2007, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2009 are $142.1 million of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Financial Network. Interest rates on our certificates range from 0.25% to 6.58% at December 31, 2009.
Included in total deposits were municipal deposits totaling $987.0 million and $684.4 million at December 31, 2009 and 2008, respectively.
Note 10. Borrowings
Our outstanding borrowings at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Short-term borrowings:
FHLB advances	$308,612	$443,454
Repurchase agreements	1,316,149	214,010
Commercial bank line of credit	50,000	60,000

Total short-term borrowings	1,674,761	717,464

Long-term borrowings:
FHLB advances	323,091	562,013
Repurchase agreements	142,056	248,408
Senior notes	150,000	—
Subordinated debentures	12,372	12,342

Total long-term borrowings	627,519	822,763

Total borrowings	$2,302,280	$1,540,227

Our FHLB advances bear fixed interest rates ranging from 0.33% to 5.54% and had a weighted average rate of 3.53% at December 31, 2009 and 3.63% at December 31, 2008. Our repurchase agreements bear fixed interest rates ranging from 0.33% to 6.32% and had a weighted average rate of 1.18% at December 31, 2009 and 3.31% at December 31, 2008. Our senior notes bear interest at an annual rate of 12.00%.

Interest expense on our borrowings is summarized as follows:

	2009	2008	2007
FHLB advances	$31,359	$37,715	$22,047
Senior notes	5,658	—	—
Repurchase agreements	12,819	13,486	16,761
Other	2,971	2,677	415

	$52,807	$53,878	$39,223

We have lines of credit with the FHLB, FRB, and two commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2009, the FHLB facility totaled $2.2 billion of which $631.7 million was utilized and secured by approximately $967.0 million of our commercial real estate, residential mortgage, and multifamily loans. As of December 31, 2009, the lines of credit with the FRB and commercial banks totaled $759.5 million, of which $50.0 million was utilized. Under our committed commercial bank line of credit agreement, we have a negative pledge against our First Niagara Bank stock and maintain certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the LIBOR rate plus 150 basis points resetting every 30, 60 or 90 days or the Prime Rate less 25 basis points. We also have an unsecured demand line of credit with a second commercial bank, with interest payable at the overnight federal funds rate.
As of December 31, 2009, we had entered into repurchase agreements with the FHLB and various broker-dealers, whereby our securities available for sale with a fair value of $2.3 billion were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2009, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us is equal to the excess of our carrying value (or fair value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.
Concurrent with the closing of the NatCity Branch Acquisition on September 4, 2009, we issued, and NatCity purchased, $150.0 million of 12% Senior Notes due September 10, 2014 (the “Senior Notes”). The Senior Notes are redeemable, in whole or in part (in increments of $10.0 million), prior to September 10, 2014. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with our existing and future indebtedness that is not contractually subordinated to the Senior Notes.
Included in other long-term borrowings is $12.4 million of subordinated debentures related to the First Niagara Financial Group Statutory Trust I, which was acquired from Great Lakes Bancorp, Inc. The debentures are redeemable prior to the maturity date of June 17, 2034, at our option, in whole at any time thereafter or in part from time to time thereafter. The debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture.
The aggregate maturities of our long-term borrowings at December 31, 2009 are as follows (by year of maturity):

2011	$202,453
2012	168,130
2013	64,406
2014	162,403
Thereafter	30,127

$627,519

Included in our borrowing amounts in the preceding table are $71.1 million in repurchase agreements that have call provisions that could accelerate their maturity during 2010 if interest rates were to rise significantly from current levels.

Note 11. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates. These financial instruments have been limited to interest rate swap agreements which are generally entered into with counterparties that meet established credit standards and often contain master netting and collateral provisions protecting the party at risk.
We designate interest rate swap agreements used to manage interest rate risk as either fair value hedges or cash flow hedges. To hedge the exposure against changes in fair value of certain loans, we have entered into interest rate swap agreements that have been designated as fair value hedges. To hedge the interest rate risk on certain variable rate long-term borrowings, we entered into interest rate swaps designated as cash flow hedges. We entered into these swaps in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in interest rates.
We also act as an interest rate swap counterparty for certain commercial borrowers. In order to mitigate our exposure to these interest rate swaps, we enter into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These interest rate swap agreements are entered into simultaneously, mitigating our exposure to interest rate risk. We believe that the credit risk inherent in these contracts is minimal based on our credit standards and the presence of the netting and collateral provisions within the interest rate swap agreements.
The following table presents information regarding our derivative financial instruments, as of December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Statement of condition	Notional		Statement of condition	Notional
	category	amount	Fair value	category	amount	Fair value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other assets	$—	$—	Other liabilities	$57,687	$2,218

Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other assets	206,247	9,629	Other liabilities	206,247	9,831

Total derivatives		$206,247	$9,629		$263,934	$12,049

The following tables present information about amounts recognized for our derivative financial instruments during 2009:

		Amount of
	Income statement category	(Loss) gain

Derivatives in fair value hedging relationships:
Interest rate swap agreements	Other Noninterest Income	$(307)

Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other Noninterest Income	182

Total		$(125)

Amount of loss
	Amount of gain		reclassified from
	recognized in other	Location of loss reclassified from	accumulated other
	comprehensive income,	accumulated other comprehensive	comprehensive
	net of tax	income into income	income into income

Derivatives in cash flow hedging relationships:
Interest rate swap agreements	$206	Interest expense - borrowings	$(1,301)
Note 12. Commitments and Contingent Liabilities
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
We also extend credit to our retail and commercial customers, up to a specified amount, through lines of credit. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. In addition to the above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our expectation is that our obligation to fund the commitment amounts shown below may be substantially less than the amounts that we report. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to our customers and is limited to the total amount of these instruments. Information pertaining to our loan commitments is as follows as of December 31:

	2009	2008
Outstanding commitments to originate loans:
Fixed rate	$100,325	$94,330
Variable rate	157,413	129,634

Total commitments outstanding	$257,738	$223,964

Unused lines of credit	$1,900,686	$978,973
Standby letters of credit	142,900	98,120
Commitments to sell residential mortgages	84,106	30,896
To assist with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell our newly originated conventional 15 to 30 year fixed rate and FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. When we retain the servicing rights on residential mortgage loans that we sell, we recognize a mortgage servicing asset upon sale and monthly service fee income thereafter, net of servicing asset amortization.
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2009 were $9.8 million in 2010; $9.1 million in 2011; $7.8 million in 2012; $7.5 million in 2013; $7.2 million in 2014; and a total of $34.4 million thereafter through 2041. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Our future commitments under capital lease obligations at December 31, 2009 were $439 thousand in 2010; $439 thousand in 2011; $1.5 million in 2012; $1.5 million in 2013; $1.6 million in 2014; and a total of $20.0 million thereafter through 2032. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.

Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2009.
Note 13. Preferred stock and Warrant
Preferred Stock and Warrant
On November 21, 2008, we entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), whereby we issued and sold to the Treasury 184 thousand shares of fixed rate cumulative preferred stock with a par value of $0.01 and a liquidation amount of $1,000 per share, for a total price of $184.0 million. In addition, the Treasury received a warrant to purchase 1.9 million shares of our common stock at an exercise price of $14.48 per share. The allocated carrying values of the preferred stock and the warrant, based on their relative fair values, were $175.5 million and $8.5 million, respectively.
On May 27, 2009, we repaid the preferred stock and the related final accrued dividend for a total of $184.3 million. At the time of the payment, all rights of the Treasury, as the holder of the preferred stock, terminated. The redemption of the preferred stock, which had a carrying value of $176.3 million, required us to record $7.7 million of discount accretion for the difference between the redemption price and the carrying value of the preferred stock. Pursuant to the terms of the Agreement, the number of shares of common stock available under the warrant was reduced by one-half as a result of the capital we raised in our April 2009 common stock offering.
On June 24, 2009, we entered into a Warrant Repurchase Agreement with the Treasury to repurchase the warrant for the remaining 953 thousand shares of our common stock that we had issued and sold to the Treasury. As a result of the repurchase, our stockholders’ equity decreased by $2.7 million.
Note 14. Capital
Bank Capital
Office of Thrift Supervision (“OTS”) regulations require savings institutions such as First Niagara Bank to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of tier 1 (core) capital to total adjusted assets of 4.0%, and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. First Niagara Commercial Bank, our New York State chartered commercial bank, is also subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation (“FDIC”) that are substantially similar to the capital requirements imposed on First Niagara Bank. The FDIC regulations require our Commercial Bank to maintain a minimum ratio of tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total capital to risk-weighted assets of 8.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, our Commercial Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on its CAMELS composite examination rating.
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

The actual capital amounts and ratios for First Niagara Bank and First Niagara Commercial Bank at December 31, 2009 and 2008 are presented in the following table:

					To be well-capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Bank:
December 31, 2009:
Tangible capital	$1,009,885	7.48%	$202,386	1.50%	N/A	N/A
Tier 1 (core) capital	1,009,885	7.48	539,696	4.00	$674,620	5.00%
Tier 1 risk-based capital	1,009,885	12.63	319,893	4.00	479,839	6.00
Total risk-based capital	1,098,188	13.73	639,785	8.00	799,732	10.00

December 31, 2008:
Tangible capital	$717,078	8.47%	$127,037	1.50%	N/A	N/A
Tier 1 (core) capital	717,078	8.47	338,766	4.00	$423,457	5.00%
Tier 1 risk-based capital	717,078	11.48	249,908	4.00	374,862	6.00
Total risk-based capital	794,872	12.72	499,816	8.00	624,770	10.00

First Niagara Commercial Bank:
December 31, 2009:
Leverage Ratio	$56,376	5.25%	$32,244	3.00%	$53,739	5.00%
Tier 1 risk-based capital	56,376	27.63	8,162	4.00	12,243	6.00
Total risk-based capital	56,376	27.63	16,324	8.00	20,405	10.00

December 31, 2008:
Leverage Ratio	$39,988	6.23%	$19,256	3.00%	$32,094	5.00%
Tier 1 risk-based capital	39,988	28.42	5,629	4.00	8,443	6.00
Total risk-based capital	39,988	28.42	11,257	8.00	14,071	10.00
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off balance sheet items that we calculate under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS and FDIC about capital components, risk weightings and other factors. These capital requirements apply only to First Niagara Bank and First Niagara Commercial Bank, and do not consider additional capital retained by the holding company.
As of December 31, 2009, the Bank met all capital adequacy requirements to which they were subject. The most recent FDIC notification categorized the Bank as well-capitalized under the prompt corrective action regulations. We are unaware of any conditions or events since the latest notification from federal regulators that have changed the capital adequacy category of the Bank.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OTS may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement. We do not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well-capitalized position.
Consolidated Capital
During 2009, we issued 69.4 million shares in two syndicated follow-on stock offerings. Net proceeds totaled approximately $802.2 million after deducting underwriting discounts and commissions and offering expenses of $38.2 million. We did not repurchase any shares of our common stock during 2009 and as of December 31, 2009, we are authorized to repurchase 3.5 million shares.

Note 15. Income Taxes
Our total income taxes for the years ended December 31, were allocated as follows:

	2009	2008	2007
Income tax expense	$40,676	$44,964	$40,938
Stockholders’ equity	20,966	(18,312)	9,246
The components of our income tax expense are as follows:

	2009	2008	2007
Current:
Federal	$30,985	$37,412	$41,222
State	6,144	4,641	3,611

	37,129	42,053	44,833

Deferred taxes (benefit):
Federal	4,257	3,022	(3,392)
State	(710)	(111)	(503)

	3,547	2,911	(3,895)

Total income tax expense	$40,676	$44,964	$40,938

Our effective tax rate for 2009, 2008, and 2007 was 33.9%, 33.7%, and 32.7%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows:

	2009	2008	2007
Tax expense at statutory rate	$42,019	46,691	43,758
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	3,274	2,923	1,529
Bank owned life insurance income	(1,838)	(1,907)	(1,697)
Municipal interest	(3,937)	(4,087)	(3,528)
Nondeductible ESOP expense	219	531	436
Amortization of nondeductible intangibles	186	186	186
Other	753	627	254

Income taxes	$40,676	44,964	40,938

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards acquired	$50,972	$55,241
Financial statement allowance for credit losses	34,584	29,742
Premises and equipment	5,492	5,862
Stock-based compensation	4,501	3,993
Deferred compensation	3,939	4,233
Post-retirement benefit obligation	3,512	3,478
Tax credit carryforwards acquired	3,170	3,170
Pension benefits	2,988	3,190
Other accrued expenses not currently deductible	2,265	2,432
Unrealized loss on securities available for sale	—	8,342
SOP 03-3 adjustment	509	755
Other	3,846	2,026

Total gross deferred tax assets	115,778	122,464

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(11,288)	—
Securitizations	(11,201)	(8,948)
Acquired intangibles	(10,668)	(11,423)
Prepaid expenses	(3,861)	—
Net purchase premium on acquired companies	(2,051)	(1,533)
Tax return allowance for credit losses, in excess of base year amount	(513)	(1,557)
Other	(3,211)	(1,412)

Total gross deferred tax liabilities	(42,793)	(24,873)

Net deferred tax asset	$72,985	$97,591

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2009.
We may carry net operating losses back to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and New York State income tax purposes, subject to certain limitations. At December 31, 2009, we had net operating loss carryforwards of $145.6 million for federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisition of Great Lakes Bancorp, Inc.
We have federal alternative minimum tax credits of approximately $3.2 million that have an unlimited carryforward period.
Under current federal law, bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should our Bank make certain non-dividend distributions, make distributions in excess of earnings and profits, as defined, or cease to maintain a banking type charter. At December 31, 2009, our Federal pre-1988 reserve, for which we have made no Federal income tax provision, was approximately $42.0 million.
A reconciliation of our unrecognized tax benefits for the year ended December 31, 2009 is as follows:

Balance at beginning of year	$9,451
Additions based on tax positions related to the current year	9
Adjustments for tax positions of prior years	(491)

Balance at end of year	$8,969

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. During the year ended December 31, 2009, we accrued approximately $582 thousand of penalties and interest. Accrued penalties and interest amounted to $1.6 and $1.0 million at December 31, 2009, and 2008, respectively.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2004. The New York State Department of Taxation and Finance commenced an examination of our New York State income tax returns for 2004 through 2006 during the second quarter of 2008, which is expected to be completed during the first quarter of 2010. We do not anticipate a material change to our financial position due to the settlement of this audit.
Note 16. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2009	2008 (1)	2007 (1)
Net income available to common stockholders	$67,331	$87,254	$84,085
Less income allocable to unvested restricted stock awards	187	—	—

Net income allocable to common stockholders	$67,144	$87,254	$84,085

Weighted average common shares outstanding:
Total shares issued	156,966	124,758	120,045
Unallocated ESOP shares	(3,007)	(3,228)	(3,486)
Unvested restricted stock awards	(423)	(552)	(554)
Treasury shares	(6,703)	(13,447)	(13,167)

Total basic weighted average common shares outstanding	146,833	107,531	102,838

Incremental shares from assumed exercise of stock options	137	381	490
Incremental shares from assumed vesting of restricted stock awards	235	262	144

Total diluted weighted average common shares outstanding	147,205	108,174	103,472

Basic earnings per common share	$0.46	0.81	0.82

Diluted earnings per common share	$0.46	0.81	0.81

Anti-dilutive warrants, stock options, and restricted stock awards excluded from the diluted weighted average common share calculations	2,308	751	897

(1) The effect of the two-class method in prior years was immaterial.
Note 17. Stock-Based Compensation
We offer several stock-based incentive plans which are described below.
Stock Option Plans
We have two stock-based compensation plans under which we may grant options to our directors and key employees. Our 1999 Stock Option Plan, which expired during 2009, authorized us to issue up to 3.6 million shares of common stock. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan authorizes us to issue up to 8.0 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units. During 2009, we granted both stock options and stock awards and units under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three to five years from the grant date. When option recipients exercise their options, we typically issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2009, we had approximately 3.6 million shares available for grant under the 2002 plan.

Restricted Stock Plan
Our 1999 Recognition and Retention Plan, which expired during 2009, authorized us to issue up to 1.4 million shares of restricted stock to directors and key employees. As discussed above, restricted stock awards and restricted stock units may also be granted under the Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan. Restricted stock grants generally vest over three to five years from the grant date. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards.
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP plan is a multi-year performance plan, with stock-based incentive award opportunities if certain company performance targets are met. The LTPP Plan will be funded by shares previously approved and authorized under our existing stock-based compensation plans. For the year ended December 31, 2009, we allocated approximately 168 thousand shares to the LTPP plan.
At December 31, 2009, we held approximately 6.6 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans.
During 2009, we issued 332 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.
Our results for 2009 and 2008 include stock-based compensation expense under these plans totaling $5.2 million and $5.6 million, respectively. We have recorded these amounts in salaries and employee benefits expense in our Consolidated Statements of Income.
Stock Option Grants
The following is a summary of our stock option activity for 2009:

	Number of	Weighted average
	shares	exercise price
Outstanding at January 1, 2009	2,845	$12.41
Granted	364	12.91
Exercised	(70)	6.17
Forfeited	(7)	13.11

Outstanding at December 31, 2009	3,132	$12.61

The following is a summary of our stock options outstanding at December 31, 2009, 2008 and 2007:

		Weighted	Weighted		Weighted
		average	average		average
	Options	exercise	remaining	Options	exercise
Exercise price	outstanding	price	life (years)	exercisable	price
December 31, 2009:
$3.50 - $12.02	798	$10.00	5.3	496	$8.84
$12.17 - $12.91	993	12.85	5.1	960	12.88
$12.93 - $14.58	785	13.36	6.3	406	13.61
$14.70 - $16.21	556	14.86	6.4	453	14.89

Total	3,132	12.61	5.7	2,315	12.54

December 31, 2008:
$3.50 - $12.02	844	$9.65	5.8	427	$7.39
$12.17 - $12.91	996	12.85	6.1	813	12.89
$13.28 - $14.70	719	14.02	6.2	456	13.81
$14.83 - $16.21	286	15.00	6.8	245	15.03

Total	2,845	12.41	6.1	1,941	12.17

December 31, 2007:
$3.49 - $12.87	1,059	$9.18	4.3	965	$8.83
$12.91	725	12.91	7.2	402	12.91
$13.28 - $14.70	802	13.97	7.3	393	13.54
$14.83 - $16.21	305	14.99	7.6	161	15.09

Total	2,891	12.06	6.2	1,921	11.17

	Total	Aggregate	Weighted average
December 31, 2009	shares	intrinsic value (1)	remaining contractual term
Options outstanding	3,132	$4,656	5.7
Options currently exercisable	2,315	3,682	4.7

(1)	Intrinsic value is the difference between the fair value of our stock at December 31, 2009 and the exercise price of the stock award.
The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $470 thousand, $2.4 million, and $6.6 million, respectively. As of December 31, 2009, we have $2.8 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.5 years.
To estimate the fair value of our stock option awards, we use the Black-Scholes valuation method. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2009	2008	2007
Options granted	364	466	372
Grant date weighted average fair value per share	$2.88	$1.83	$3.31
Grant date weighted average share price	$12.91	$11.98	$14.50
Dividend yield	4.34%	4.68%	3.59%
Risk-free interest rate	1.98%	3.13%	4.71%
Expected volatility factor	35.61%	24.72%	26.68%
Expected life (in years)	5.7	5.7	6.2
In the table above the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2009 we have $2.5 million of unrecognized compensation cost related to unvested restricted stock awards and we expect this cost to be recognized over a weighted average period of 1.3 years.

The following is a summary of our restricted stock activity for 2009:

		Weighted average
	Number of	grant date fair
	shares	value
Unvested at January 1, 2009	496	$14.13
Awarded	153	12.75
Vested	(234)	14.35
Forfeited	(3)	13.42

Unvested at December 31, 2009	412	$13.50

The fair value of restricted stock awards that vested during 2009, 2008, and 2007 was $3.0 million, $1.8 million, and $1.5 million, respectively.
Restricted Stock Units
During 2009, we granted 10,188 restricted stock units, with a weighted average grant date fair value of $13.25, to members of our Board of Directors. These grants vested on December 31, 2009 but are not released until the board member retires. Dividend equivalent units earned during 2009 on these restricted stock units totaled 458 shares.
Note 18. Benefit Plans
We account for our pension and postretirement plans by recognizing in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
In 2008, we adopted the measurement provisions set forth by the FASB which requires our plans’ assets and obligations that determine its future funded status to be measured as of the end of our fiscal year. As a result of our change in measurement date, we recorded an adjustment to our January 1, 2008 retained earnings, net of tax, of $117 thousand.
Pension Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the Plan were frozen prior to or shortly after completion of the transactions. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2009, we have met all minimum ERISA funding requirements.
We also have an unfunded senior executive retirement plan (“SERP”) for which we have recorded an accumulated other comprehensive loss of $461 thousand at December 31, 2009 and $487 thousand at December 31, 2008. We had assumed this plan in connection with a previous acquisition, therefore no employees are eligible to commence participation in the SERP. The projected benefit obligation and accumulated benefit obligation for the SERP was $1.4 million and $1.5 million, respectively, at December 31, 2009 and 2008.

Information regarding our pension plans at December 31, 2009 and 2008 is as follows:

	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70,455	$64,114
Service cost	193	—
Interest cost	4,113	4,869
Actuarial loss	3,569	6,266
Benefits paid	(4,108)	(4,794)

Projected benefit obligation at end of year	74,222	70,455

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	60,889	76,499
Employer contributions	155	155
Actual return on plan assets	8,209	(11,009)
Benefits paid	(4,022)	(4,756)

Fair value of plan assets at end of year	65,231	60,889

Underfunded status at year end	$(8,991)	$(9,566)

Net pension cost is comprised of the following for the years ended December 31:

	2009	2008	2007
Service cost	$193	$—	$—
Interest cost	4,113	3,895	3,818
Expected return on plan assets	(2,953)	(3,739)	(4,971)
Amortization of unrecognized loss	1,272	12	161
Amortization of unrecognized prior service liability	16	16	16
Settlement charge	—	—	84

Net periodic pension cost	$2,641	$184	$(892)

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2009 and 2008 are as follows:

	2009	2008
Net (gain) loss	$(3,045)	$21,930
Amortization of prior service cost	(16)	(16)

Total (gain) loss recognized in other comprehensive income	$(3,061)	$21,914

Total recognized in net periodic pension cost and other comprehensive income	$(420)	$22,098

The principal actuarial assumptions we used were as follows:

	2009	2008	2007
Projected benefit obligation:
Discount rate	5.75%	6.00%	6.25%

Net periodic pension cost:
Discount rate	6.00%	6.25%	5.75%
Expected long-term rate of return on plan assets	5.00%	5.00%	7.00%
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

Our overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation is 75% fixed income securities, 20% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in Large Cap value and growth stocks. We assumed equity securities to earn a return in the range of 8.0% to 9.0% and fixed income securities to earn a return in the range of 4.5% to 5.5%. The long-term inflation rate was estimated to be 2.75%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 5.0%.
The fair values of the Plan’s assets at December 31, 2009, by asset category and level within the fair value hierarchy, are as follows:
Fair Value Measurements at
December 31, 2009

Asset Category	Total	Level 1	Level 2	Level 3
Cash	$3,746	$3,746	$—	$—
Equity securities:
First Niagara Financial Group common stock	342	342	—	—
Large cap growth	7,302	7,302	—	—
Large cap value	3,923	3,923	—	—
Other	2,299	2,299	—	—
Fixed income securities:
U.S. Treasuries	183	—	183	—
Government bonds	201	—	201	—
Government agency bonds	1,949	1,949	—	—
Corporate bonds	484	—	484	—
Mortgage-backed securities	1,948	1,948	—	—
Total return mutual fund	23,481	23,481	—	—
Intermediate term bond fund	19,373	19,373	—	—

	$65,231	$64,363	$868	$—

The Plan did not hold any assets classified as Level 3 during 2009.
Our target allocation for investment in equity mutual funds and exchange traded funds is 10% — 30%, with a mix between large cap core and value, small cap, and international companies. Our target allocation for bond investments (which includes mutual funds, U.S. government bonds, and cash) is 70% — 90% with a mix between actively managed and index bond funds. This allocation is consistent with our goal of diversifying the Plan’s assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies by more than 10% from the target.
Estimated benefit payments under our pension plans over the next ten years at December 31, 2009 are as follows:

2010	$4,281
2011	4,152
2012	4,327
2013	4,525
2014	4,375
2015-2019	23,512

Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. Information regarding the post-retirement plan at December 31, 2009 and 2008 is as follows:

	2009	2008
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$8,778	$9,392
Interest cost	506	631
Actuarial loss (gain)	18	(731)
Benefits paid	(439)	(514)

Accumulated post-retirement benefit obligation at end of year	$8,863	$8,778

Unfunded status at year end	$(8,863)	$(8,778)

The components of net periodic post-retirement benefit cost for the years ended December 31, are as follows:

	2009	2008	2007
Interest cost	$506	$631	$462
Amortization of unrecognized loss	30	112	15
Amortization of unrecognized prior service cost	(64)	(81)	(64)

Total periodic post-retirement cost	$472	$662	$413

Changes in plan benefit obligations recognized in other comprehensive income during the years ended December 31, are as follows:

	2009	2008
Net loss (gain)	$18	$(842)
Amortization of unrecognized loss	(30)	—
Amortization of prior service cost	64	81

Total loss (gain) recognized in other comprehensive income	52	(761)

Total recognized in net periodic post-retirement cost and other comprehensive income	$524	$(99)

The principal actuarial assumptions used were as follows:

	2009	2008	2007
Accumulated post-retirement benefit obligation:
Discount rate	5.75%	6.00%	6.25%

Total periodic cost:
Discount rate	6.00%	6.25%	5.75%
The discount rate that we used in the measurement of our post-retirement obligation is based on the Moody’s Seasoned Aaa and Aa corporate bond rates as of the measurement date. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.2% for 2010, and gradually decreased to 5.9% by 2017. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2009 and our total periodic cost for 2009 would have each increased by 8%. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2009 and our total periodic cost would have each decreased by 4%. We do not anticipate making any contributions to the post-retirement plan in 2010, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2009 are as follows:

2010	$836
2011	819
2013	775
2014	738
2015	716
2015-2019	3,416
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans for the years ended December 31, are as follows:

	2009	2008
Other liabilities:
Projected benefit obligation in excess of fair value of pension plan	$8,991	$9,566
Accumulated post-retirement benefit obligation	8,863	8,778

	$17,854	$18,344

Accumulated other comprehensive loss, net of taxes:
Pension plans	$13,022	$14,870
Post-retirement benefit plan	516	484

	$13,538	$15,354

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. Our total contributions to the 401(k) plan amounted to $4.2 million, $3.2 million, and $3.5 million for 2009, 2008, and 2007, respectively.
Employee Stock Ownership Plan (“ESOP”)
Our employees that meet certain age and service requirements are eligible to participate in our ESOP. Our ESOP holds shares of First Niagara Financial Group common stock that were purchased in our 1998 initial public offering and in the open market. The purchased shares were funded by loans in 1998 and 2003 from the Company to the Bank payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from the Bank and dividends on allocated and unallocated First Niagara Financial Group stock held by the ESOP. The loan can be prepaid without penalty. Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective year. Compensation expense of $2.0 million, $2.5 million, and $2.5 million was recognized for 2009, 2008, and 2007, respectively, in connection with 220 thousand shares allocated to participants during 2009, 229 thousand shares allocated to participants during 2008, and 221 thousand shares allocated to participants during 2007. The amount of unallocated and allocated shares held by the ESOP were 2.9 million and 1.5 million respectively, at December 31, 2009 and 3.1 million and 1.3 million, respectively, at December 31, 2008. The fair value of unallocated ESOP shares was $40.0 million and $50.0 million at December 31, 2009 and 2008, respectively.
Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $12.5 million, $10.0 million and $3.4 million for 2009, 2008, and 2007, respectively.

Note 19. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current accounting guidance establishes a fair value hierarchy based on the transparency of inputs participants use to price an asset or liability. The fair value hierarchy prioritizes these inputs into the following three levels:
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
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.
Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at each measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities Available for Sale
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available. When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities. Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from a third party.
Due to the lack of observable market data, we have classified our collateralized debt obligations (“CDO”) in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments.
Interest Rate Swaps
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

The following table summarized our assets and liabilities measured at fair value on a recurring basis at December 31:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
At December 31, 2009
Assets:
Investment securities available for sale	$4,421,678	$—	$4,421,198	$480
Interest rate swaps	9,629	—	9,629	—

Total assets	$4,431,307	$—	$4,430,827	$480

Liabilities:
Interest rate swaps	$12,049	$—	$12,049	$—

At December 31, 2008
Assets:
Investment securities available for sale	$1,573,101	$—	1,572,537	$564
Interest rate swaps	7,509	—	7,509	—

Total assets	$1,580,610	$—	$1,580,046	$564

Liabilities:
Interest rate swaps	$9,965	$—	$9,965	$—

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2009 and 2008 were as follows:

Investment Securities
Available for Sale
Balance at January 1, 2008	$—
Total losses:
Included in earnings	(700)
Included in other comprehensive income	(36)
Purchases, issuances, and settlements, net	—
Transfers in and/or out of Level 3	1,300

Balance at December 31, 2008	$564

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(700)

Investment Securities
Available for Sale
Balance at December 31, 2008	$564
Total gains (losses):
Included in earnings	(162)
Included in other comprehensive income	78
Purchases, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at December 31, 2009	$480

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(162)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
We periodically record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value of the loan exceeds the fair value of the collateral, an impairment charge is recognized. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. During 2009, we recorded a $5.9 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $20.5 million. During 2008, we recorded an $11.0 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $10.6 million.
Mortgage Servicing Rights
The fair value of our MSRs was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During 2009, we recorded a $533 thousand provision for impairment on our MSRs because the carrying value of certain strata of our MSRs exceeded their estimated fair value due to an increase in prepayment speeds. No adjustment to the carrying value of our MSRs was required in 2008.
Real Estate Owned
Real estate owned is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. During 2009, we recorded a reduction to real estate owned of $586 thousand as a result of adjusting the carrying value and estimated fair value of certain properties to $770 thousand.
The carrying value and estimated fair value of our financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009		December 31, 2008
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$236,268	$236,268	$114,551	$114,551
Investment securities available for sale	4,421,678	4,421,678	1,573,101	1,573,101
Investment securities held to maturity	1,093,552	1,106,650	—	—
Loans and leases, net(1)	7,241,153	7,444,034	6,385,982	6,612,111
FHLB stock	79,014	79,014	62,301	62,301
Accrued interest receivable	50,455	50,455	33,255	33,255

Financial liabilities:
Deposits	$9,729,524	$9,763,604	$5,943,613	$5,953,692
Borrowings	2,302,280	2,309,330	1,540,227	1,589,659
Accrued interest payable	5,498	5,498	6,548	6,548

(1)	Included in loans and leases, net are residential mortgage loans held for sale with a carrying value of $32.3 million and a fair value of $35.8 million at December 31, 2009.
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

Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument. The method of estimating the fair value of the financial instruments disclosed in the table above does not incorporate the exit price concept used to record financial instruments at fair value in our Consolidated Statements of Condition.
Cash and Cash Equivalents
The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.
Loans and Leases
Our variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value. We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted year end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
Investment Securities
The fair value estimates of our investment securities are based on quoted market prices of identical securities, where available. When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities. Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from a third party.
FHLB Stock
The carrying value of our FHLB stock approximates fair value.
Accrued Interest Receivable
The carrying value of accrued interest receivable approximates fair value.
Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors’ payments held in escrow, is equal to the amount payable on demand. The fair value of our certificates of deposit is based on the discounted value of contractual cash flows, using the year end rates offered for deposits of similar remaining maturities.
Borrowings
The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using year end market rates for borrowings of similar remaining maturities.
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

Note 20. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Information for our segments for the years ended December 31, 2009, 2008, and 2007 is presented in the following table:

		Financial	Consolidated
	Banking	services	total
2009:
Net interest income	$364,400	$—	$364,400
Provision for credit losses	43,650	—	43,650

Net interest income after provision for credit losses	320,750	—	320,750
Noninterest income	76,882	49,093	125,975
Amortization of core deposit and other intangibles	6,347	3,071	9,418
Other noninterest expense	276,268	40,986	317,254

Income before income taxes	115,017	5,036	120,053
Income tax expense	38,661	2,015	40,676

Net income	$76,356	$3,021	$79,377

2008:
Net interest income	$268,576	$1	$268,577
Provision for credit losses	22,500	—	22,500

Net interest income after provision for credit losses	246,076	1	246,077
Noninterest income	65,861	49,874	115,735
Amortization of core deposit and other intangibles	5,126	3,698	8,824
Other noninterest expense	179,963	39,623	219,586

Income before income taxes	126,848	6,554	133,402
Income tax expense	42,135	2,829	44,964

Net income	$84,713	$3,725	$88,438

2007:
Net interest income	$224,166	$12	$224,178
Provision for credit losses	8,500	—	8,500

Net interest income after provision for credit losses	215,666	12	215,678
Noninterest income	80,051	51,760	131,811
Amortization of core deposit and other intangibles	6,262	4,171	10,433
Other noninterest expense	172,979	39,054	212,033

Income before income taxes	116,476	8,547	125,023
Income tax expense	37,632	3,306	40,938

Net income	$78,844	$5,241	$84,085

Note 21. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company as of December 31, 2009 and 2008 and the related condensed statements of income and cash flows for 2009, 2008 and 2007 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2009	2008
Assets:
Cash and cash equivalents	$485,372	$212,391
Restricted cash	4,000	3,999
Investment securities available for sale	18,260	21,380
Loan receivable from ESOP	25,991	27,318
Investment in subsidiary	1,945,407	1,469,696
Receivable from Harleysville National Corporation	50,000	—
Deferred taxes	46,881	54,562
Other assets	20,297	17,121

Total assets	$2,596,208	$1,806,467

Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$10,175	$6,862
Borrowings	212,372	72,342
Stockholders’ equity	2,373,661	1,727,263

Total liabilities and stockholders’ equity	$2,596,208	$1,806,467

Condensed Statements of Income	2009	2008	2007
Interest income	$2,294	$2,469	$1,591
Dividends received from subsidiary	—	56,400	96,000

Total interest and dividend income	2,294	58,869	97,591
Interest expense	7,327	2,620	415

Net interest (expense) income	(5,033)	56,249	97,176
Noninterest income	755	107	384
Noninterest expense	9,490	8,558	9,452

(Loss) income before income taxes and undisbursed (overdistributed) income of subsidiary	(13,768)	47,798	88,108
Income tax benefit	(5,055)	(3,733)	(3,464)

(Loss) income before undisbursed (overdistributed) income of subsidiary	(8,713)	51,531	91,572
Undisbursed (overdistributed) income of subsidiary	88,090	36,907	(7,487)

Net income	79,377	88,438	84,085
Accrued preferred stock dividend	3,731	1,022	—
Accretion of preferred stock discount	8,315	162	—

Net income available to common stockholders	$67,331	$87,254	$84,085

Condensed Statements of Cash Flows	2009	2008	2007
Cash flows from operating activities:
Net income	$79,377	$88,438	$84,085
Adjustments to reconcile net income to net cash provided by operating activities:
(Undisbursed) overdistributed income of subsidiary	(88,090)	(36,907)	7,487
Stock based compensation expense	5,186	5,633	6,271
Deferred income tax expense (benefit)	7,115	5,492	(1,798)
(Increase) decrease in other assets	(1,405)	(1,478)	864
Increase (decrease) in other liabilities	1,472	(916)	(90)

Net cash provided by operating activities	3,655	60,262	96,819

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	3,000	5,000	—
Principal payments received on securities available for sale	7,686	5,870	—
Purchases of securities available for sale	(7,006)	(12,948)	—
Proceeds from sales of securities available for sale	623	—	1,213
Advance to Harleysville National Corporation	(50,000)	—	—
Acquisitions, net of cash and cash equivalents	—	(52,262)	—
Repayment of ESOP loan receivable	1,327	1,287	1,215
Other, net	(633)	—	—

Net cash (used in) provided by investing activities	(45,003)	(53,053)	2,428

Cash flows from financing activities:
(Repayments of) proceeds from short term borrowings, net	(10,000)	60,000	—
Proceeds from long-term borrowings	150,000	—	—
Capital contributed to subsidiary	(353,600)	(92,006)	—
Issuance of common stock in follow-on stock offerings, net	802,215	108,838	—
(Repurchase of) issuance of preferred stock, net	(184,011)	175,453	—
(Repurchase of) issuance of common stock warrant	(2,700)	8,476	—
Purchase of treasury stock	—	(6,795)	(95,690)
Proceeds from exercise of stock options	332	3,715	4,910
Dividends paid on preferred stock	(4,754)	—	—
Dividends paid on common stock	(83,152)	(60,071)	(55,899)

Net cash provided by (used in) financing activities	314,330	197,610	(146,679)

Net increase (decrease) in cash and cash equivalents	272,982	204,819	(47,432)
Cash and cash equivalents at beginning of year	216,390	11,571	59,003

Cash and cash equivalents at end of year	$489,372	$216,390	$11,571

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2009 regarding equity compensation to our directors and employees that have been approved by stockholders.

	Number of securities to be issued			Number of securities
Equity compensation plans approved by	upon exercise of outstanding		Weighted average	remaining available for
stockholders	options and rights		exercise price	issuance under the plan

First Niagara Financial Group, Inc. 1999 Stock Option Plan	293,974		$6.88	—

First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan	34,859	(1)	Not Applicable	—

First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	3,213,499		$13.20	3,615,810

Total	3,542,332			3,615,810

(1)	Represents shares that have been granted but have not yet vested.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.

Exhibit Index to Form 10-K

Exhibit 2.1	Agreement and Plan of Merger by and between First Niagara Financial Group, Inc. and Harleysville National Corporation(1)

Exhibit 3.1	Certificate of Incorporation(2)

Exhibit 3.2	Certificate of Incorporation(3)

Exhibit 3.3	Amended and Restated Bylaws(4)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc.(2)

Exhibit 4.2	Senior Notes Indenture, and First Supplemental Indenture to Senior Notes Indenture, each dated as of September 4, 2009, between First Niagara Financial Group, Inc. and The Bank of New York Mellon, Trustee(5)

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel(6)

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement(6)

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan(6)

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel) (6)

Exhibit 10.5	First Niagara Financial Group, Inc. 1999 Stock Option Plan(7)

Exhibit 10.6	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(8)

Exhibit 10.7	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(7)

Exhibit 10.8	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan(6)

Exhibit 10.9	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan(6)

Exhibit 10.10	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank(9)

Exhibit 10.11	Residential Mortgage Program Agreement with Homestead Funding Corp.(10)

Exhibit 10.12	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(11)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 16 of Notes to Consolidated Financial Statements)

Exhibit 21	Subsidiary of First Niagara Financial Group, Inc. (See Part I, Item 1 of Form 10-K)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2009.

(2)	Incorporated by reference to our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on September 18, 2002.

(3)	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2009.

(6)	Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

(7)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(8)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(9)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

(10)	Incorporated by reference to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 and to the Current Report on 8-K filed with the Securities and Exchange Commission on December 12, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 26, 2010	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel John R. Koelmel	Director, President & CEO	February 26, 2010

/s/ Michael W. Harrington Michael W. Harrington	Chief Financial Officer	February 26, 2010

/s/ Thomas E. Baker Thomas E. Baker	Director	February 26, 2010

/s/ G. Thomas Bowers G. Thomas Bowers	Director, Chairman	February 26, 2010

/s/ Carl A. Florio Carl A. Florio	Director	February 26, 2010

/s/ William H. Jones William H. Jones	Director	February 26, 2010

/s/ Daniel W. Judge Daniel W. Judge	Director	February 26, 2010

/s/ George M. Philip George M. Philip	Director	February 26, 2010

/s/ Louise Woerner Louise Woerner	Director	February 26, 2010

/s/ David M. Zebro David M. Zebro	Director, Vice Chairman	February 26, 2010