Form 10-Q
period 2010-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2010-05-03
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23975

FIRST NIAGARA FINANCIAL GROUP, INC.
(exact name of registrant as specified in its charter)

Delaware	42-1556195

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

726 Exchange Street, Suite 618, Buffalo, NY	14210

(Address of principal executive offices)	(Zip Code)
(716) 819-5500
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of April 28, 2010, there were issued and outstanding 209,023,537 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$186,832	$232,268
Restricted cash	—	4,000
Investment securities:
Available for sale, at fair value (amortized cost of $4,805,771 and $4,393,199 in 2010 and 2009)	4,876,925	4,421,678
Held to maturity, at amortized cost (fair value of $1,063,131 and $1,106,650 in 2010 and 2009)	1,038,566	1,093,552
Loans held for sale	35,168	32,270
Loans and leases, net of allowance for credit losses of $89,488 and $88,303 in 2010 and 2009	7,283,550	7,208,883
Bank owned life insurance	133,629	132,414
Premises and equipment, net	163,573	156,213
Goodwill	878,602	879,107
Core deposit and other intangibles, net	52,745	56,277
Other assets	318,488	368,171

Total assets	$14,968,078	$14,584,833

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$9,794,461	$9,729,524
Short-term borrowings	1,034,236	1,674,761
Long-term borrowings	1,447,392	627,519
Other liabilities	285,367	179,368

Total liabilities	12,561,456	12,211,172

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 194,810,261 shares issued	1,948	1,948
Additional paid-in capital	2,126,938	2,128,196
Retained earnings	353,997	352,948
Accumulated other comprehensive income	28,443	2,514
Common stock held by ESOP; 2,802,168 and 2,874,196 shares in 2010 and 2009	(21,930)	(22,382)
Treasury stock, at cost; 6,091,564 and 6,595,500 shares in 2010 and 2009	(82,774)	(89,563)

Total stockholders’ equity	2,406,622	2,373,661

Total liabilities and stockholders’ equity	$14,968,078	$14,584,833

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2010	2009
Interest income:
Loans and leases	$96,580	$87,059
Investment securities and other	47,923	18,760

Total interest income	144,503	105,819

Interest expense:
Deposits	14,383	20,913
Borrowings	15,951	12,276

Total interest expense	30,334	33,189

Net interest income	114,169	72,630
Provision for credit losses	13,131	8,750

Net interest income after provision for credit losses	101,038	63,880

Noninterest income:
Banking services	16,007	9,970
Insurance and benefits consulting	12,163	12,548
Wealth management services	3,248	2,218
Lending and leasing	3,276	1,984
Bank owned life insurance	1,224	1,309
Other	1,030	431

Total noninterest income	36,948	28,460

Noninterest expense:
Salaries and employee benefits	48,237	33,237
Occupancy and equipment	9,907	6,466
Technology and communications	8,649	5,053
Marketing and advertising	1,532	2,532
Professional services	2,510	1,209
Amortization of intangibles	3,247	1,891
Federal deposit insurance premiums	3,463	1,499
Merger and acquisition integration expenses	6,232	1,762
Other	9,405	9,498

Total noninterest expense	93,182	63,147

Income before income taxes	44,804	29,193
Income taxes	15,905	10,451

Net income	28,899	18,742
Preferred stock dividend and discount accretion	—	2,668

Net income available to common stockholders	$28,899	$16,074

Earnings per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

Weighted average common shares outstanding:
Basic	185,121	115,055
Diluted	185,585	115,433

Dividends per common share	$0.14	$0.14
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended
	March 31,
	2010	2009
Net income	$28,899	$18,742

Other comprehensive income, net of income taxes:
Net unrealized gains on securities available for sale arising during the period	25,764	13,567
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	9	(25)
Amortization of net loss related to pension and post-retirement plans	156	190

Total other comprehensive income	25,929	13,732

Total comprehensive income	$54,828	$32,474

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	income	ESOP	stock	Total
Balances at January 1, 2010	$—	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661
Net income	—	—	—	28,899	—	—	—	28,899
Total other comprehensive income, net	—	—	—	—	25,929	—	—	25,929
ESOP shares committed to be released (72,028 shares)	—	—	386	—	—	452	—	838
Stock-based compensation expense	—	—	1,299	—	—	—	—	1,299
Excess tax benefit from stock-based compensation	—	—	906	—	—	—	—	906
Exercise of stock options and restricted stock activity (503,936 shares)	—	—	(3,849)	(1,867)	—	—	6,789	1,073
Common stock dividend of $0.14 per share	—	—	—	(25,983)	—	—	—	(25,983)

Balances at March 31, 2010	$—	$1,948	$2,126,938	$353,997	$28,443	$(21,930)	$(82,774)	$2,406,622

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total
Balances at January 1, 2009	$176,719	$1,254	$1,326,159	$369,671	$(29,429)	$(23,843)	$(93,268)	$1,727,263
Net income	—	—	—	18,742	—	—	—	18,742
Total other comprehensive income, net	—	—	—	—	13,732	—	—	13,732
ESOP shares committed to be released (57,683 shares)	—	—	212	—	—	379	—	591
Stock-based compensation expense	—	—	1,259	—	—	—	—	1,259
Excess tax expense from stock-based compensation	—	—	(119)	—	—	—	—	(119)
Exercise of stock options and restricted stock activity (125,661 shares)	—	—	(2,318)	(280)	—	—	1,840	(758)
Accretion of preferred stock discount	368	—	—	(368)	—	—	—	—
Cumulative preferred stock dividend	153	—	—	(2,300)	—	—	—	(2,147)
Common stock dividend of $0.14 per share	—	—	—	(16,172)	—	—	—	(16,172)

Balances at March 31, 2009	$177,240	$1,254	$1,325,193	$369,293	$(15,697)	$(23,464)	$(91,428)	$1,742,391

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$28,899	$18,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	12,292	2,490
Provision for credit losses	13,131	8,750
Depreciation of premises and equipment	4,276	3,145
Amortization of intangibles	3,247	1,891
Originations of loans held for sale	(85,254)	(92,851)
Proceeds from sales of loans held for sale	87,393	90,833
ESOP and stock-based compensation expense	2,137	1,850
Deferred income tax expense (benefit)	1,635	(672)
Income from bank owned life insurance	(1,224)	(1,309)
Other, net	(13,452)	12,522

Net cash provided by operating activities	53,080	45,391

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	66,126	40,307
Proceeds from sale of securities available for sale	16,881	995
Principal payments received on securities available for sale	174,267	90,064
Purchases of securities available for sale	(560,239)	(313,436)
Principal payments received on securities held to maturity	51,531	—
Net (increase) decrease in loans and leases	(92,265)	6,659
Other, net	10,542	8,307

Net cash used in investing activities	(333,157)	(167,104)

Cash flows from financing activities:
Net increase in deposits	64,903	284,341
Repayments of short-term borrowings, net	(680,846)	(90,426)
Proceeds from long-term borrowings	872,720	—
Repayments of long-term borrowings	(2,206)	(2,407)
Proceeds from exercise of stock options	1,144	—
Excess tax benefit (expense) from stock-based compensation	906	(119)
Dividends paid on cumulative preferred stock	—	(2,147)
Dividends paid on common stock	(25,980)	(16,172)

Net cash provided by financing activities	230,641	173,070

Net (decrease) increase in cash and cash equivalents	(49,436)	51,357
Cash and cash equivalents at beginning of period	236,268	114,551

Cash and cash equivalents at end of period	$186,832	$165,908

Cash paid during the period for:
Income taxes	$6,539	$633
Interest expense	29,064	33,639
Securities available for sale purchased not settled	115,215	23,526
Capital lease obligation	—	11,928
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”) and its wholly owned subsidiary First Niagara Bank (“the Bank”) have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. On April 9, 2010, the Company became a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System, and First Niagara Bank was renamed First Niagara Bank, N.A. as it became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency.
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. Results for the three months ended March 31, 2010 do not necessarily reflect the results that may be expected for the year ending December 31, 2010. We reviewed subsequent events and determined that no further disclosures were required. Reclassifications are made whenever necessary to conform prior period’s presentation to the current period’s presentation. The Company and the Bank are referred to collectively as “we” or “our.”
Note 1. Acquisition
Harleysville National Corporation
On April 9, 2010, the Company acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, which had 83 branch locations across nine Eastern Pennsylvania counties. Under the terms of the merger agreement, Harleysville stockholders received 20.3 million shares of First Niagara Financial Group Common stock. As of April 9, 2010, Harleysville had assets with a carrying value of $5.2 billion, including loans outstanding with a carrying value of $2.9 billion, as well as deposits with a carrying value of $3.9 billion. We incurred $6.2 million in merger and acquisition integration expenses related to the merger during the quarter ended March 31, 2010. The results of Harleysville’s operations will be included in our Consolidated Statement of Income from the date of acquisition. As a result of the proximity of the closing of the merger with Harleysville to the date these consolidated financial statements are available to be issued, we are still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill to be recognized in connection with this transaction is also yet to be determined.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
At March 31, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$388,619	$4,751	$(45)	$393,325
U.S. government agencies and government sponsored enterprises	306,154	711	(123)	306,742
Corporate	3,152	64	(1,133)	2,083

Total debt securities	697,925	5,526	(1,301)	702,150

Residential mortgage-backed securities:
Government National Mortgage Association	30,218	232	(182)	30,268
Federal National Mortgage Association	93,869	4,039	—	97,908
Federal Home Loan Mortgage Corporation	56,457	3,162	—	59,619

Collateralized mortgage obligations:
Government National Mortgage Association	2,595,541	39,284	(4,251)	2,630,574
Federal National Mortgage Association	650,231	16,659	(942)	665,948
Federal Home Loan Mortgage Corporation	516,628	13,629	(651)	529,606
Non-agency issued	158,649	1,520	(5,515)	154,654

Total collateralized mortgage obligations	3,921,049	71,092	(11,359)	3,980,782

Total mortgage-backed securities	4,101,593	78,525	(11,541)	4,168,577

Asset-backed securities	3,098	—	(78)	3,020
Other	3,155	23	—	3,178

Total securities available for sale	$4,805,771	$84,074	$(12,920)	$4,876,925

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$443,059	$10,980	$—	$454,039
Federal National Mortgage Association	301,289	6,410	(67)	307,632
Federal Home Loan Mortgage Corporation	294,218	7,242	—	301,460

Total securities held to maturity	$1,038,566	$24,632	$(67)	$1,063,131

	Amortized	Unrealized	Unrealized	Fair
At December 31, 2009:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$416,847	$6,037	$(40)	$422,844
U.S. government agencies and government sponsored enterprises	340,806	190	(1,164)	339,832
Corporate	3,395	40	(1,222)	2,213

Total debt securities	761,048	6,267	(2,426)	764,889

Residential mortgage-backed securities:
Government National Mortgage Association	30,906	170	(243)	30,833
Federal National Mortgage Association	101,578	3,471	(10)	105,039
Federal Home Loan Mortgage Corporation	59,527	3,229	(10)	62,746

Collateralized mortgage obligations:
Government National Mortgage Association	1,977,458	15,319	(15,896)	1,976,881
Federal National Mortgage Association	692,614	14,290	(1,647)	705,257
Federal Home Loan Mortgage Corporation	590,172	12,604	(753)	602,023
Non-agency issued	173,080	1,344	(7,145)	167,279

Total collateralized mortgage obligations	3,433,324	43,557	(25,441)	3,451,440

Total mortgage-backed securities	3,625,335	50,427	(25,704)	3,650,058

Asset-backed securities	3,165	—	(98)	3,067
Other	3,651	13	—	3,664

Total securities available for sale	$4,393,199	$56,707	$(28,228)	$4,421,678

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$467,473	$4,792	$(455)	$471,810
Federal National Mortgage Association	319,190	4,195	(107)	323,278
Federal Home Loan Mortgage Corporation	306,889	4,673	—	311,562

Total securities held to maturity	$1,093,552	$13,660	$(562)	$1,106,650

The table below details certain information regarding our investment securities that were in an unrealized loss position at March 31, 2010 and December 31, 2009 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:

Debt securities:
States and political subdivisions	$8,833	$34	$1,034	$11	$9,867	$45
U.S. government agencies and government sponsored enterprises	125,768	123	—	—	125,768	123
Corporate	—	—	500	1,133	500	1,133

Total debt securities	134,601	157	1,534	1,144	136,135	1,301

Residential mortgage-backed securities:
Government National Mortgage Association	19,623	7	8,106	175	27,729	182

Collateralized mortgage obligations:
Government National Mortgage Association	316,094	4,251	—	—	316,094	4,251
Federal National Mortgage Association	43,673	942	—	—	43,673	942
Federal Home Loan Mortgage Corporation	38,093	651	—	—	38,093	651
Non-agency issued	30,752	414	68,182	5,101	98,934	5,515

Total collateralized mortgage obligations	428,612	6,258	68,182	5,101	496,794	11,359

Total mortgage-backed securities	448,235	6,265	76,288	5,276	524,523	11,541

Asset-backed securities	—	—	3,020	78	3,020	78

Total securities available for sale in an unrealized loss position	$582,836	$6,422	$80,842	$6,498	$663,678	$12,920

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	$35,762	$67	$—	$—	$35,762	$67

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2009:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$11,268	$26	$1,260	$14	$12,528	$40
U.S. government agencies and government sponsored enterprises	261,543	1,164	—	—	261,543	1,164
Corporate	70	2	410	1,220	480	1,222

Total debt securities	272,881	1,192	1,670	1,234	274,551	2,426

Residential mortgage-backed securities:
Government National Mortgage Association	19,987	86	8,269	157	28,256	243
Federal National Mortgage Association	116	1	551	9	667	10
Federal Home Loan Mortgage Corporation	87	1	412	9	499	10

Collateralized mortgage obligations:
Government National Mortgage Association	875,059	15,896	—	—	875,059	15,896
Federal National Mortgage Association	47,705	1,647	—	—	47,705	1,647
Federal Home Loan Mortgage Corporation	69,198	753	—	—	69,198	753
Non-agency issued	46,294	772	73,607	6,373	119,901	7,145

Total collateralized mortgage obligations	1,038,256	19,068	73,607	6,373	1,111,863	25,441

Total mortgage-backed securities	1,058,446	19,156	82,839	6,548	1,141,285	25,704

Asset-backed securities	—	—	3,067	98	3,067	98

Total securities available for sale in an unrealized loss position	$1,331,327	$20,348	$87,576	$7,880	$1,418,903	$28,228

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$51,389	$455	$—	$—	$51,389	$455
Federal National Mortgage Association	38,216	107	—	—	38,216	107

Total securities held to maturity in an unrealized loss position	$89,605	$562	$—	$—	$89,605	$562

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”) guarantees the contractual cash flows of our mortgage-backed securities. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government.
At March 31, 2010, of the 40 U.S. government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in an unrealized loss position, two were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 76 U.S. government sponsored enterprise mortgage-backed securities and CMOs in an unrealized loss position, 10 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at March 31, 2010 and December 31, 2009 were primarily due to changes in interest rates. We consider these securities temporarily impaired due to the guarantee provided as to the full payment of principal and interest. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
Non-Agency Collateralized Mortgage Obligations
Our non-agency CMO portfolio consists primarily of investment grade securities at March 31, 2010, as 96% of this portfolio is rated investment grade, and 89% is rated A- or higher. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.

At March 31, 2010, of the 36 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 38 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at March 31, 2010 and December 31, 2009 and determined that the decline in fair value is temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized costs, the securities’ credit ratings, the delinquency or default rates of the underlying collateral and levels of credit enhancement. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity in the non-agency CMO market.
Municipal, Corporate Debt and Other Securities
Our municipal bond portfolio consists primarily of investment grade securities rated A or better at March 31, 2010. Only two percent of this portfolio had either no investment rating or a rating below investment grade. We have assessed the securities in our municipal bond and corporate debt available for sale portfolio that were in an unrealized loss position at March 31, 2010 and December 31, 2009. We have determined that such declines in fair value below amortized cost were temporary. We believe the decline in fair value of the remaining securities below amortized cost was caused by changes in interest rates and the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and guarantor, where applicable, and the delinquency or default rates of the underlying collateral. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. At March 31, 2010, of the 33 municipal, corporate debt, and other securities in a continuous, unrealized loss position, 17 were in a continuous, unrealized loss position for 12 months or more. At December 31, 2009, of the 41 municipal, corporate debt, and other securities in a continuous, unrealized loss position, 24 were in a continuous, unrealized loss position for 12 months or more.
Scheduled contractual maturities of our investment securities at March 31, 2010 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$260,246	$261,611
After one year through five years	411,259	414,795
After five years through ten years	23,758	24,138
After ten years	2,662	1,606

Total debt securities	697,925	702,150

Asset-backed securities	3,098	3,020
Mortgage-backed securities	5,140,159	5,231,708
Other	3,155	3,178

	$5,844,337	$5,940,056

While the contractual maturities of our mortgage-backed securities and asset-backed securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed and asset-backed securities that we own.

Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	March 31,	December 31,
	2010	2009
Commercial:
Real estate	$2,785,830	$2,713,542
Construction	347,752	348,040
Business(1)	1,543,253	1,481,845
Specialized lending(2)	202,485	207,749

Total commercial	4,879,320	4,751,176

Residential real estate(3)	1,618,007	1,674,961
Home equity	702,735	691,069
Other consumer	182,790	186,341

Total loans and leases	7,382,852	7,303,547

Net deferred costs and unearned discounts	25,354	25,909
Allowance for credit losses	(89,488)	(88,303)

Total loans and leases, net	$7,318,718	$7,241,153

(1)	Includes $4.9 million of loans held for sale at March 31, 2010.

(2)	Includes commercial leases and financed insurance premiums.

(3)	Includes $30.3 million and $32.3 million of loans held for sale at March 31, 2010 and December 31, 2009, respectively.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
	2010	2009

Balance at beginning of period	$88,303	$77,793
Charge-offs	(12,674)	(7,305)
Recoveries	728	375
Provision for credit losses	13,131	8,750

Balance at end of period	$89,488	$79,613

The table below details additional information on our loans as of March 31:

	2010	2009

Nonaccrual loans	$77,920	$51,918

Year to date interest income that would have been recorded if loans had been performing in accordance with original terms	1,394	104

Balance of impaired loans	74,762	47,319

Allowance relating to impaired loans included in allowance for credit losses	8,146	1,732

Recorded investment of impaired loans for which there is no related allowance for credit losses	8,305	33,963

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	37,478	17,463
We had no loans past due 90 days or more for which we were still accruing interest at March 31, 2010 and December 31, 2009.

Note 4. Senior Notes
On March 19, 2010, we issued $300.0 million of 6.75% Senior Notes due March 19, 2020 (the “6.75% Senior Notes”), a portion of the proceeds of which will be used to repay $150.0 million in 12.00% senior notes we issued and National City Bank, a subsidiary of The PNC Financial Services Group, Inc., purchased in September 2009. This repayment occurred in the second quarter of 2010. The 6.75% Senior Notes are redeemable, in whole or in part, at any time and are included in long-term borrowings in our Consolidated Statements of Condition.
Note 5. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates. These financial instruments have been limited to interest rate swap agreements which are entered into with counterparties that meet established credit standards and often contain master netting and bilateral collateral provisions protecting the party at risk.
We designate interest rate swap agreements used to manage interest rate risk as either fair value hedges or cash flow hedges. To hedge the exposure against changes in fair value of certain loans, we have entered into interest rate swap agreements that have been designated as fair value hedges. To hedge the interest rate risk on certain variable rate long-term borrowings, we entered into interest rate swaps designated as cash flow hedges. We entered into these swaps designated as cash flow hedges in order to hedge the variability in the cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings attributable to changes in LIBOR.
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

The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset Derivatives		Liability Derivatives
	Notional		Notional
	amount	Fair value(1)	amount	Fair value(2)
March 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,668	$2,351

Derivatives not designated as hedging instruments:
Interest rate swap agreements	206,967	10,936	206,967	11,006

Total derivatives	$206,967	$10,936	$264,635	$13,357

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,687	$2,218

Derivatives not designated as hedging instruments:
Interest rate swap agreements	206,247	9,629	206,247	9,831

Total derivatives	$206,247	$9,629	$263,934	$12,049

(1)	Included in other assets in our Consolidated Statements of Condition.

(2)	Included in other liabilities in our Consolidated Statements of Condition.
The following tables present information about amounts recognized for our derivative financial instruments for the periods indicated:

	(Loss) gain(1)
	Three months ended
	March 31,
	2010	2009
Derivatives in fair value hedging relationships:
Interest rate swap agreements	$(148)	$—

Derivatives not designated as hedging instruments:
Interest rate swap agreements	132	370

	$(16)	$370

(1)	Included in noninterest income, other in our Consolidated Statements of Income

	Gain (loss)	Loss reclassified from
	recognized in other	accumulated other
	comprehensive	comprehensive
	income, net of tax	income into income (1)
Three months ended March 31, 2010
Derivatives in cash flow hedging relationships:
Interest rate swap agreements	$9	$(393)

Three months ended March 31, 2009
Derivatives in cash flow hedging relationships:
Interest rate swap agreements	$(25)	$(29)

(1)	Included in interest expense, borrowings in our Consolidated Statements of Income.

Note 6. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended
	March 31,
	2010	2009

Net income available to common stockholders	$28,899	$16,074
Less income allocable to unvested restricted stock awards	73	63

Net income allocable to common stockholders	$28,826	$16,011

Weighted average common shares outstanding:
Total shares issued	194,810	125,419
Unallocated ESOP shares	(2,861)	(3,094)
Unvested restricted stock awards	(475)	(461)
Treasury shares	(6,353)	(6,809)

Total basic weighted average common shares outstanding	185,121	115,055

Incremental shares from assumed exercise of stock options	307	150

Incremental shares from assumed vesting of restricted stock awards	157	228

Total diluted weighted average common shares outstanding	185,585	115,433

Basic earnings per common share	$0.16	$0.14

Diluted earnings per common share	$0.16	$0.14

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	1,259	2,992

Note 7. Pension and Other Postretirement Plans
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
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in the Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended
	March 31,
	2010	2009

Pension plans:
Service cost	$25	$48
Interest cost	1,016	1,007
Expected return on plan assets	(790)	(739)
Amortization of unrecognized loss	266	315

Net pension cost	$517	$631

Other postretirement plans:
Interest cost	112	127
Amortization of unrecognized loss	—	6
Amortization of unrecognized prior service liability	(16)	(16)

Net postretirement cost	$96	$117

Note 8. Fair Value of Financial Instruments
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
Level 2 Inputs — Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs — Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from a third party.
Due to the lack of observable market data, we have classified our collateralized debt obligations (“CDOs”) in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments.
Interest Rate Swaps
We obtain fair value measurements of our interest rate swaps from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk. The impact of netting and any applicable credit enhancements, such as bilateral collateral postings, thresholds, mutual puts, and guarantees are also considered in the fair value measurement.
The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not significant to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy.

The following table summarized our assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$393,325	$—	$393,325	$—
U.S. government agencies and government sponsored enterprises	306,742	—	306,742	—
Corporate	2,083	—	1,477	606

Total debt securities	702,150	—	701,544	606

Residential mortgage-backed securities:
Government National Mortgage Association	30,268	—	30,268	—
Federal National Mortgage Association	97,908	—	97,908	—
Federal Home Loan Mortgage Corporation	59,619	—	59,619	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,630,574	—	2,630,574	—
Federal National Mortgage Association	665,948	—	665,948	—
Federal Home Loan Mortgage Corporation	529,606	—	529,606	—
Non-agency issued	154,654	—	154,654	—

Total collateralized mortgage obligations	3,980,782	—	3,980,782	—

Total mortgage-backed securities	4,168,577	—	4,168,577	—

Asset-backed securities	3,020	—	3,020	—
Other	3,178	—	3,178	—

Total securities available for sale	4,876,925	—	4,876,319	606

Interest rate swaps	10,936	—	10,936	—

Total assets	$4,887,861	$—	$4,887,255	$606

Liabilities:
Interest rate swaps	$13,357	$—	$13,357	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the quarter ended March 31, 2010.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$422,844	$—	$422,844	$—
U.S. government agencies and government sponsored enterprises	339,832	—	339,832	—
Corporate	2,213	—	1,733	480

Total debt securities	764,889	—	764,409	480

Residential mortgage-backed securities:
Government National Mortgage Association	30,833	—	30,833	—
Federal National Mortgage Association	105,039	—	105,039	—
Federal Home Loan Mortgage Corporation	62,746	—	62,746	—

Collateralized mortgage obligations:
Government National Mortgage Association	1,976,881	—	1,976,881	—
Federal National Mortgage Association	705,257	—	705,257	—
Federal Home Loan Mortgage Corporation	602,023	—	602,023	—
Non-agency issued	167,279	—	167,279	—

Total collateralized mortgage obligations	3,451,440	—	3,451,440	—

Total mortgage-backed securities	3,650,058	—	3,650,058	—

Asset-backed securities	3,067	—	3,067	—
Other	3,664	—	3,664	—

Total securities available for sale	4,421,678	—	4,421,198	480

Interest rate swaps	9,629	—	9,629	—

Total assets	$4,431,307	$—	$4,430,827	$480

Liabilities:
Interest rate swaps	$12,049	$—	$12,049	$—

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2010 and 2009 were as follows:

Corporate Debt
Securities
Balance at January 1, 2010	$480
Total gains:
Included in earnings	—
Included in other comprehensive income	126
Purchases, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$606

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Corporate Debt
Securities
Balance at January 1, 2009	$564
Total losses:
Included in earnings	—
Included in other comprehensive income	(171)
Purchases, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$393

Total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
We periodically record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value of the loan exceeds the fair value of the collateral, an impairment charge is recognized. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. During the quarter ended March 31, 2010, we recorded a $3.0 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $18.5 million. During the quarter ended March 31, 2009, we recorded a $5.9 million increase to our specific reserve as a result of adjusting the carrying value and estimated fair value of certain impaired loans to $13.8 million.
Mortgage Servicing Rights
The fair value of our mortgage servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the quarter ended March 31, 2010, we recorded a $118 thousand reduction in the valuation allowance for our MSRs due to the recovery to carrying value in the estimated fair value of certain strata of our MSRs. During the quarter ended March 31, 2009, we recorded a $700 thousand provision for impairment on our MSRs because the carrying value of certain strata of our MSRs exceeded their estimated fair value due to an increase in prepayment speeds.
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (in thousands):

	March 31, 2010		December 31, 2009
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$186,832	$186,832	$236,268	$236,268
Investment securities available for sale	4,876,925	4,876,925	4,421,678	4,421,678
Investment securities held to maturity	1,038,566	1,063,131	1,093,552	1,106,650
Loans and leases, net(1)	7,318,718	7,540,382	7,241,153	7,444,034
FHLB stock	55,650	55,650	79,014	79,014
Mortgage servicing rights	7,135	7,613	6,596	6,699
Interest rate swap agreements	10,936	10,936	9,629	9,629
Accrued interest receivable	52,095	52,095	50,455	50,455

Financial liabilities:
Deposits	$9,794,461	$9,816,723	$9,729,524	$9,763,604
Borrowings	2,481,628	2,474,230	2,302,280	2,309,330
Interest rate swap agreements	13,357	13,357	12,049	12,049
Accrued interest payable	6,814	6,814	5,498	5,498

(1)
Included in loans and leases, net are loans held for sale with a carrying value of $35.2 million and a fair value of $36.0 million at March 31, 2010 and a carrying value of $32.3 million and a fair value of $35.8 million at December 31, 2009.

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
Our fair value estimates are made as of the dates indicated, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates. Our fair value estimates, methods, and assumptions are set forth below for each type of financial instrument. The method of estimating the fair value of the financial instruments disclosed in the table above does not necessarily incorporate the exit price concept used to record financial instruments at fair value in our Consolidated Statements of Condition.
Cash and Cash Equivalents
The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

Loans and Leases
Our variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value. We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted period end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
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
Deposits
The fair value of our deposits with no stated maturity, such as savings and checking, as well as mortgagors’ payments held in escrow, is equal to the amount payable on demand. The fair value of our certificates of deposit is based on the discounted value of contractual cash flows, using the period end rates offered for deposits of similar remaining maturities.
Borrowings
The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using period end market rates for borrowings of similar remaining maturities.
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

Note 9. Segment Information
We have two business segments: banking and financial services. Our banking segment includes all of our retail and commercial banking operations. Our financial services segment includes our insurance and employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
For the three months ended:	Banking	services	total
March 31, 2010
Net interest income	$114,169	$—	$114,169
Provision for credit losses	13,131	—	13,131

Net interest income after provision for credit losses	101,038	—	101,038
Noninterest income	24,585	12,363	36,948
Amortization of intangibles	2,565	682	3,247
Other noninterest expense	79,955	9,980	89,935

Income before income taxes	43,103	1,701	44,804
Income tax expense	15,225	680	15,905

Net income	$27,878	$1,021	$28,899

March 31, 2009
Net interest income	$72,630	$—	$72,630
Provision for credit losses	8,750	—	8,750

Net interest income after provision for credit losses	63,880	—	63,880
Noninterest income	15,894	12,566	28,460
Amortization of intangibles	1,087	804	1,891
Other noninterest expense	51,161	10,095	61,256

Income before income taxes	27,526	1,667	29,193
Income tax expense	9,784	667	10,451

Net income	$17,742	$1,000	$18,742

Note 10. Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) released new guidance to improve the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance eliminates the concept of a qualifying special-purpose entity. As this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, we were required to apply this guidance prospectively to transfers of financial assets beginning January 1, 2010. This new guidance did not impact our Consolidated Financial Statements.
In June 2009, the FASB released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. As this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, we were required to evaluate all variable interest entities to determine whether or not they should be consolidated in our first quarter 2010 results. This new guidance did not impact our Consolidated Financial Statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
At March 31, 2010, First Niagara Financial Group, Inc. was a Delaware corporation and savings and loan holding company serving both retail and commercial customers through our bank subsidiary, First Niagara Bank (the “Bank”), which was a federally chartered savings association subject to Office of Thrift Supervision regulation.
On April 9, 2010, we became a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System, and First Niagara Bank became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency and was renamed First Niagara Bank, N.A. In connection with this conversion, First Niagara Commercial Bank was merged into First Niagara Bank, N.A. Also on April 9, 2010, we acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank’s 83 branch locations in Eastern Pennsylvania. Under the terms of the merger agreement, Harleysville stockholders received 20.3 million shares of First Niagara Financial Group, Inc. common stock.
At March 31, 2010, we had $15.0 billion in assets, $9.8 billion in deposits, and 172 full-service branch locations. As a result of the merger with Harleysville on April 9, 2010, we have approximately $20 billion in assets, $14 billion in deposits and 255 branches across Upstate New York and Pennsylvania.
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
Our profitability is primarily dependent on the difference, or net interest spread, between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. This net interest spread is also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
MARKET AREAS AND COMPETITION
Our business operations are currently concentrated in Upstate New York, Western Pennsylvania, and beginning April 9, 2010, Eastern Pennsylvania; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate further or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.

Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as the Upstate New York and Western and Eastern Pennsylvania regions have a high concentration of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation and other than temporary impairment analysis of our investment securities, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2009 Annual Report on Form 10-K. A brief description of our current accounting policies involving significant management judgment follows:
Allowance for Credit Losses
We establish our allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in determining our credit loss allowance. We continue to monitor and modify the level of our allowance for credit losses in order to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
Our evaluation of our allowance for credit losses is based on a continuing review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We formally review all individual commercial real estate and business credits and/or total loan concentrations to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those over $1 million no less frequently than every 18 months. We review nonaccruing, impaired, and delinquent commercial loans individually every quarter and we consider the value of any underlying collateral or future cash flows when determining estimates of losses on those loans and the need, if any, for a specific allowance. All loans over $300 thousand classified as “special mention” and all loans over $200 thousand classified as “substandard” or “doubtful” are reviewed quarterly in accordance with our Allowance for Loan and Lease Loss Policy. In addition, a substantial portion of our commercial loan portfolio is reviewed and rated during the year by our internal loan review unit. For all nonclassified loans, we estimate losses and allocate allowance by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
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
We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination we consider some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period earnings. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.
Acquired Loans
Loans that we acquire in connection with acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require us to evaluate the need for an allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which we will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan. In addition, charge-offs on such loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we expect to fully collect the new carrying value (i.e., fair value) of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.
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
A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K.
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010
Overview
Net income for the three months ended March 31, 2010 increased to $28.9 million, compared to $18.7 million for the three months ended March 31, 2009. Our diluted earnings per common share for the first three months of 2010 increased to $0.16, compared to $0.14 for the first three months of 2009. The diluted earnings per share comparison to the prior year reflects the impact of an incremental 69 million shares that were issued in two 2009 equity offerings to bolster our capital position and provide funds for our strategic growth initiatives. Our return on average assets for the quarter ended March 31, 2010 remained unchanged at 0.81% compared to the quarter ended March 31, 2009. Our return on average common equity for the quarter ended March 31, 2010 increased to 4.88% from 4.18% for the quarter ended March 31, 2009.
Results for the first quarter of 2010 as compared to the first quarter of 2009 were most significantly impacted by a $41.5 million, or 57%, increase in our net interest income. This increase resulted from a 57% increase in our average interest-earning assets, a 56% increase in our average interest-bearing liabilities, and a 14 basis point increase in our net interest spread. Additionally, banking services income increased to $16.0 million for the current quarter, compared to $10.0 million in the first quarter of 2009. Substantially all of this increase is due to our expansion into Western Pennsylvania as a result of the National City Bank (“NatCity”) branch acquisition.
These items were partially offset by a $15.0 million increase in salaries and benefits expense during the current quarter as compared to the same period in the prior year, primarily due to our September 2009 NatCity branch acquisition and the increase in our supporting infrastructure in anticipation of our April 2010 merger with Harleysville.
Analysis of Financial Condition at March 31, 2010
Total assets increased $383 million from $14.6 billion at December 31, 2009 to $15.0 billion at March 31, 2010. In addition, we noted the following balance trends during 2010:
•	Commercial loans increased in both Upstate New York and Western Pennsylvania by a total of $128 million, or 11% annualized, since December 31, 2009.
•	Core deposits increased $345 million, or 21% annualized, across retail, commercial, and municipal customers.
•	Higher cost certificate of deposit account balances decreased $280 million, or 38% annualized, as we continued to execute our strategy of letting higher priced certificate of deposits run off and focused on building our lower cost relationship based deposit customers.
•	Investment securities increased by $400 million, with new investments made primarily in collateralized mortgage obligations guaranteed by the Government National Mortgage Association.
•	Total borrowings increased $179 million as we replaced a portion of our short-term borrowings with long-term borrowings, including $300 million of 6.75% senior notes.

Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, as well as residential mortgages to customers located within our primary market areas. Our loan portfolio is concentrated in commercial real estate and business loans, which provide opportunities to cross sell profitable merchant and cash management services. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell resulting in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
We mitigate our risk with regard to commercial real estate and multi-family loans by emphasizing geographic distribution within our market areas and diversification of these property types. In addition, our policy for commercial lending generally requires a maximum loan-to-value (“LTV”) ratio of 75% on purchases of existing commercial real estate and 80% on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however, it generally does not exceed 90% for any project.
Our LTV requirements for residential real estate loans vary depending on the loan program. For loans with LTVs in excess of 85%, we require the borrower to obtain private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$2,785,830	37.7%	$2,713,542	37.2%
Construction	347,752	4.7	348,040	4.8
Business (1)	1,543,253	20.9	1,481,845	20.3
Specialized lending	202,485	2.8	207,749	2.8

Total commercial loans	4,879,320	66.1	4,751,176	65.1
Residential real estate(2)	1,618,007	21.9	1,674,961	22.9
Home equity	702,735	9.5	691,069	9.5
Other consumer	182,790	2.5	186,341	2.5

Total loans and leases	7,382,852	100.0%	7,303,547	100.0%

Net deferred costs and unearned discounts	25,354		25,909
Allowance for credit losses	(89,488)		(88,303)

Total loans and leases, net	$7,318,718		$7,241,153

(1)	Includes $4.9 million of loans held for sale at March 31, 2010.

(2)	Includes $30.3 million and $32.3 million of loans held for sale at March 31, 2010 and December 31, 2009, respectively.

The table below is selected information concerning the composition of our loan and lease portfolios, including loans held for sale, by originating branch location at the dates indicated (in thousands):

	Upstate New	Western	Total loans
	York	Pennsylvania(1)	and leases

March 31, 2010:
Commercial:
Real estate	$2,448,642	$337,188	$2,785,830
Construction	344,737	3,015	347,752
Business	1,086,034	457,219	1,543,253
Specialized lending	200,727	1,758	202,485

Total commercial	4,080,140	799,180	4,879,320

Residential real estate	1,594,607	23,400	1,618,007
Home equity	676,750	25,985	702,735
Other consumer	124,592	58,198	182,790

Total loans and leases	$6,476,089	$906,763	$7,382,852

December 31, 2009:
Commercial:
Real estate	$2,414,478	$299,064	$2,713,542
Construction	348,040	—	348,040
Business	1,013,995	467,850	1,481,845
Specialized lending	207,749	—	207,749

Total commercial	3,984,262	766,914	4,751,176

Residential real estate	1,655,627	19,334	1,674,961
Home equity	674,047	17,022	691,069
Other consumer	120,293	66,048	186,341

Total loans and leases	$6,434,229	$869,318	$7,303,547

(1)	Commercial loans in Western Pennsylvania include $35 million of performing commercial real estate loans at March 31, 2010 and December 31, 2009 and $25 million of performing business loans at March 31, 2010 and December 31, 2009 which were purchased from Harleysville in December 2009.
Our commercial loan portfolio increased $128 million, or 11% annualized, during the first three months of 2010 as a result of our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continued to face liquidity and capital issues. This increase was concentrated in both commercial real estate loans and business loans. Commercial loan originations, including line advances, increased to $645 million in Upstate New York during the quarter ended March 31, 2010, from $526 million during the same period in 2009. Commercial loan originations totaled $326 million in Western Pennsylvania for the quarter ended March 31, 2010.
While we originated $107 million in new residential loans, our residential real estate loan portfolio decreased by $57 million as ongoing consumer preference is for long-term fixed rate products which we generally do not maintain in our portfolio. In addition, we experienced an 8% decrease in our other consumer loans portfolio, as we continue to deemphasize certain types of consumer loans, including indirect auto loans.
Allowance for Credit Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.

The following table presents the activity in our allowance for credit losses for the periods indicated (amounts in thousands):

	Three months ended March 31,
	2010	2009

Balance at beginning of period	$88,303	$77,793
Charge-offs	(12,674)	(7,305)
Recoveries	728	375

Net charge-offs	(11,946)	(6,930)

Provision for credit losses	13,131	8,750

Balance at end of period	$89,488	$79,613

Ratio of annualized net charge-offs to average loans outstanding during the period	0.66%	0.44%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.73%	0.55%
The primary indicators of credit quality are the level of our nonaccruing loans as well as the net charge-off ratio which measures net charge-offs as a percentage of average total loans outstanding. We place loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.
The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2010	2009
Nonaccruing loans:
Commercial real estate	$44,149	$37,129
Commercial business	10,793	4,759
Specialized lending	1,777	1,962
Shared national credits	5,440	11,403
Residential real estate	10,811	9,468
Home equity	3,558	2,330
Other consumer	1,392	1,510

Total nonaccruing loans	77,920	68,561
Real estate owned	6,774	7,057

Total nonperforming assets	$84,694	$75,618

Total nonaccruing loans as a percentage of total loans	1.05%	0.94%

Total nonperforming assets as a percentage of total assets	0.57%	0.52%

Allowance for credit losses to total loans	1.21%	1.20%

Allowance for credit losses to nonaccruing loans	115%	129%
The following table details our net charge-offs by loan category for the periods indicated (in thousands):

	Three months ended
	March 31,
	2010	2009
Commercial:
Real estate	$4,275	$4,552
Business	507	729
Specialized lending	683	1,059
Shared national credits	5,945	—

Total commercial	11,410	6,340

Residential real estate	56	13
Home equity	162	110
Other consumer	318	467

	$11,946	$6,930

Despite the continued difficult economic climate and some deterioration in our portfolio, our credit quality continued to compare favorably to the industry and our peers. We believe the level of allowance is sufficient to cover the inherent risk of loss in our loan portfolios. Total nonaccruing loans as a percentage of total loans increased 11 basis points from the prior quarter to 1.05% of total loans as we have experienced continued modest deterioration in the credit quality of our commercial real estate and commercial business portfolios. The balance in nonaccruing shared national credits was attributable to one relationship for which we took a $6 million charge-off during the current quarter. This loan was subsequently sold in April 2010 for its $5 million March 31, 2010 carrying value.
The ratio of our allowance for credit losses to total loans was 1.21% at March 31, 2010, compared to 1.20% at December 31, 2009. As required by current accounting guidance, the acquired loans obtained in the NatCity branch acquisition were recorded at fair value with no carryover of the related allowance for credit losses that NatCity may have previously recorded for the loans. Including the remaining credit related discount on the loans obtained in the NatCity branch acquisition of $41 million at March 31, 2010 and $43 million at December 31, 2009, the ratio of our allowance for credit losses to total loans was 1.75% at March 31, 2010 and 1.78% at December 31, 2009. We believe this non-GAAP measure, which adds the credit related discount on the acquired NatCity loans to our allowance for credit losses, provides a meaningful analysis of our ability to withstand credit losses in our loan portfolio and provides for better comparison to our peers. Annualized net charge-offs to average loans outstanding for the current quarter increased to 0.66% from 0.44% for the same period in the prior year primarily due to a partial charge-off on the above mentioned shared national credit. This partial charge-off accounted for one half of our current quarter net charge-offs.
Investment Securities Portfolio
Our investment securities portfolio is comprised primarily of debt securities issued by U.S. government agencies and government sponsored enterprises; mortgage backed securities; collateralized mortgage obligations guaranteed by U.S. government agencies and government sponsored enterprises; and to a lesser extent, non-agency issued collateralized mortgage obligations; and obligations of states and political subdivisions. Portions of our portfolio are utilized to meet pledging requirements for deposits of state and local governments, securities sold under repurchase agreements, and FHLB advances.
The $455 million increase in our investment securities available for sale portfolio to $4.9 billion at March 31, 2010 from December 31, 2009 was primarily attributable to the continued investment of our multiple sources of liquidity. The majority of the funds were invested in mortgage-backed securities guaranteed by the Government National Mortgage Association. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 3.1 years at March 31, 2010.
At March 31, 2010, the pre-tax net unrealized gains on our available for sale investment securities increased to $71 million from $28 million at December 31, 2009. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. The increase in the net unrealized gains was primarily due to market participants requiring a lower rate of return on mortgage-backed securities and collateralized mortgage obligations relative to Treasury securities at March 31, 2010 as compared to December 31, 2009, thereby causing the fair value of our existing mortgage-backed securities and collateralized mortgage obligations to increase.
We have assessed our securities that were in an unrealized loss position at March 31, 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also considered any intention to sell these securities and whether it is more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	March 31, 2010		December 31, 2009		Increase
	Amount	Percent	Amount	Percent	(Decrease)
Core Deposits:
Savings	$932,698	9.5%	$916,854	9.4%	$15,844
Interest-bearing checking	1,057,349	10.8	1,063,065	10.9	(5,716)
Money market deposit accounts	3,825,794	39.1	3,535,736	36.4	290,058
Noninterest-bearing	1,301,730	13.3	1,256,537	12.9	45,193

Total core deposits	7,117,571	72.7	6,772,192	69.6	345,379
Certificates	2,676,890	27.3	2,957,332	30.4	(280,442)

Total deposits	$9,794,461	100.0%	$9,729,524	100.0%	$64,937

The table below contains selected information on the composition of our deposits, by originating branch location at the dates indicated (in thousands):

	Upstate New	Western
	York	Pennsylvania	Total deposits
March 31, 2010:
Core deposits:
Savings	$804,832	$127,866	$932,698
Interest-bearing checking	554,234	503,115	1,057,349
Money market deposit	2,896,162	929,632	3,825,794
Noninterest-bearing	836,551	465,179	1,301,730

Total core deposits	5,091,779	2,025,792	7,117,571
Certificates	1,290,426	1,386,464	2,676,890

Total deposits	$6,382,205	$3,412,256	$9,794,461

December 31, 2009:
Core deposits:
Savings	$796,845	$120,009	$916,854
Interest-bearing checking	537,767	525,298	1,063,065
Money market deposit	2,654,865	880,871	3,535,736
Noninterest-bearing	795,322	461,215	1,256,537

Total core deposits	4,784,799	1,987,393	6,772,192
Certificates	1,385,402	1,571,930	2,957,332

Total deposits	$6,170,201	$3,559,323	$9,729,524

Our focus on growing low cost profitable relationships and a customer preference for short term products resulted in a $345 million, or 21% annualized, increase in our core deposits during the first quarter of 2010. Money market deposit accounts in our Upstate New York market increased by $241 million, or 37% annualized, as customers continue to migrate towards this product. The maturation of higher rate certificates resulted in a $186 million, or 48% annualized, decrease in certificates of deposit accounts in Western Pennsylvania during the current quarter.
We continued to focus our efforts on growing our municipal deposits, which increased from $987 million at December 31, 2009 and $859 million at March 31, 2009 to $1.2 billion at March 31, 2010. The 82% annualized increase from December 31, 2009, primarily in money market deposit accounts, is due to both seasonal inflow of tax collection payments and new account growth.
Borrowings
On March 19, 2010, we issued $300 million of 6.75% Senior Notes due March 19, 2020 (the “6.75% Senior Notes”), a portion of the proceeds of which will be used to repay $150 million in 12.00% senior notes we issued and National City Bank, a subsidiary of The PNC Financial Services Group, Inc., purchased in September 2009. This repayment occurred in the second quarter of 2010. The 6.75% Senior Notes are redeemable, in whole or in part, at any time.
Short-term borrowings decreased $641 million from December 31, 2009 to March 31, 2010, and long-term borrowings increased $820 million during that same period. In late 2009, we had entered into short-term borrowings that matured in the first quarter of 2010. As these borrowings matured, we replaced them with long-term financing, including the above mentioned 6.75% Senior Notes issuance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Net Interest Income
The following table presents our condensed average balance sheet information as well as taxable equivalent interest income and yields. We use a taxable equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. That is, interest on tax-exempt securities and loans are presented as if the interest we earned was taxed at our statutory Federal and state income tax rates adjusted for the nondeductible portion of interest expense that we incurred to hold these assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended March 31,
	2010			2009
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$3,084,272	$43,774	5.71%	$2,563,165	$36,778	5.77%
Business	1,502,544	15,934	4.30	956,523	10,439	4.43
Specialized lending	208,884	3,398	6.51	182,305	3,022	6.63

Total commercial loans	4,795,700	63,106	5.30	3,701,993	50,239	5.47
Residential	1,645,693	21,451	5.24	1,967,570	26,300	5.37
Home equity	704,450	8,494	4.89	636,325	8,076	5.14
Other consumer	187,272	3,917	8.48	144,349	2,697	7.58

Total loans	7,333,115	96,968	5.33	6,450,237	87,312	5.45
Securities and other investments(2)	5,540,217	49,259	3.56	1,774,559	19,917	4.49

Total interest-earning assets	12,873,332	$146,227	4.57%	8,224,796	$107,229	5.24%

Noninterest-earning assets(3)(4)	1,671,238			1,212,191

Total assets	$14,544,570			$9,436,987

Interest-bearing liabilities:
Savings deposits	$917,397	$308	0.14%	$774,262	$452	0.24%
Checking deposits	1,034,659	320	0.13	486,663	191	0.16
Money market deposits	3,689,294	6,279	0.69	2,083,102	6,969	1.36
Certificates of deposit	2,823,804	7,476	1.07	2,012,120	13,301	2.68
Borrowed funds	2,233,362	15,951	2.89	1,507,374	12,276	3.29

Total interest-bearing liabilities	10,698,516	$30,334	1.15%	6,863,521	$33,189	1.96%

Noninterest-bearing deposits	1,245,565			689,596
Other noninterest-bearing liabilities	198,857			147,734

Total liabilities	12,142,938			7,700,851

Stockholders’ equity(3)	2,401,632			1,736,136

Total liabilities and stockholders’ equity	$14,544,570			$9,436,987

Net interest income (taxable equivalent)		$115,893			$74,040

Net interest rate spread			3.42%			3.28%

Net earning assets	$2,174,816			$1,361,275

Net interest rate margin			3.61%			3.61%

Ratio of average interest-earning assests to average interest-bearing liabilities	120.33%			119.83%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $42 million to $116 million in the first quarter of 2010 as compared to the first quarter of 2009. This increase resulted from a $4.6 billion, or 57%, increase, in average interest-earning assets, a $3.8 billion, or 56%, increase in our interest-bearing liabilities, and a 14 basis point increase in our net interest rate spread. The increase in average interest-earning assets and liabilities was primarily due to the NatCity branch acquisition. Our taxable equivalent net interest margin remained unchanged at 3.61% for the first three months of 2010 as compared to the first three months of 2009, reflecting:
•	Lower yields earned on earning assets due to the continued low interest rate environment.
•	More favorable funding mix, resulting in an 81 basis point decrease in the interest rate paid on liabilities, due to a shift from certificates of deposit accounts to lower rate money market and other core deposit accounts.
•	An increase in average borrowings at a rate 40 basis points lower than the same period in the prior year.
Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $13 million, or 0.73% of average loans, for the three months ended March 31, 2010 compared to $9 million, or 0.55% of average loans, for the three months ended March 31, 2009.
Noninterest Income
Noninterest income increased $9 million, or 30%, to $37 million for the quarter ended March 31, 2010 compared to the same quarter in 2009. This increase was primarily due to a $6 million, or 61%, increase in revenues from fee based banking services and an increase in revenue from wealth management services, both of which were attributable to our Western Pennsylvania branches. Insurance and benefits consulting revenue, decreased only modestly despite the continued difficult economic conditions.
As a percent of total revenues, our noninterest income decreased to 24% for the quarter ended March 31, 2010 compared to 28% for the same quarter in 2009, reflective of the growth of our net interest income due to the assets acquired in the NatCity branch acquisition.
Noninterest Expense
For the quarter ended March 31, 2010, noninterest expenses increased $30 million to $93 million, compared to the same quarter in 2009, due to the increase in our supporting infrastructure for the September 2009 NatCity branch acquisition and April 2010 merger with Harleysville. Noninterest expenses for 2010 included $6 million in merger and acquisition integration expenses related to our April 2010 merger with Harleysville. These expenses are primarily comprised of $1 million in technology and communications, $1 million in marketing and advertising, and $3 million in professional services.
The addition of our Pennsylvania workforce in the third quarter of 2009 contributed $10 million of the increase in salaries and benefits for the first quarter of 2010 compared to the first quarter of 2009. The remaining increase is attributable to an increase in our workforce in anticipation of our merger with Harleysville, aspirational growth, routine merit increases, and an increase in performance-based incentive compensation. Both occupancy and equipment and technology and communications expenses increased due primarily to the additional NatCity branches and anticipated merger with Harleysville. Federal deposit insurance premiums increased $2 million during the first three months of 2010, as compared to the first three months of 2009, due to the increase in our deposit base as well as an industry wide increase in the assessment rate.
Our efficiency ratio for the current quarter decreased slightly to 61.7% as compared to 62.5% for the same quarter in 2009 reflecting our ability to successfully integrate the former NatCity branch locations. Excluding merger and acquisition integration expenses of $6 million and $2 million in the quarters ended March 31, 2010 and March 31, 2009, respectively, our efficiency ratio improved to 57.5% for the quarter ended March 31, 2010 as compared to 60.7% for the same quarter in 2009. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. This improvement was primarily due to a $3 million litigation settlement in the first quarter of 2009 coupled with our ability to grow organically and by acquisition in an efficient manner.
Income Taxes
Our effective tax rate for the three months ended March 31, 2010 decreased to 35.5% as compared to 35.8% for the same period in the prior year, primarily due to the apportionment of our income between Pennsylvania and New York in 2010 resulting from the NatCity branch acquisition, partially offset by a higher level of income before taxes. Our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and certain tax-related items.

CAPITAL RESOURCES
During the quarter ended March 31, 2010, our stockholders’ equity increased $33 million due primarily to our net income of $29 million and $26 million in net unrealized gains, net of taxes, on our securities available for sale arising during the quarter. These amounts were partially offset by common stock dividends paid during the quarter. For the three months ended March 31, 2010, we declared common stock dividends of $0.14 per share, or $26 million, representing a payout ratio of 88%. At this time, we do not anticipate increasing our per share dividend as it is important that we preserve our liquidity and maintain our strong capital position in the current economic environment.
At March 31, 2010, we held 6.1 million shares of our common stock as treasury shares with the authorization to repurchase 3.5 million additional shares as part of our capital management initiatives. During the first three months of 2010, we did not make any repurchases of our common stock. We issued 504 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first quarter of 2010. While treasury stock purchases are an important component of our capital management strategy, we currently have no plans to make additional purchases.
On April 29, 2010, we filed with the Delaware Secretary of State a certificate of amendment to our certificate of incorporation increasing our authorized common shares from 250 million to 500 million. This increase was approved by our stockholders at our Annual Meeting on April 27, 2010.
Our capital ratios continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of March 31, 2010. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,047,747	7.55%	$208,226	1.50%	N/A	N/A
Tier 1 (core) capital	1,047,747	7.55	555,269	4.00	$694,087	5.00%
Tier 1 risk based capital	1,047,747	13.08	320,360	4.00	480,540	6.00
Total risk based capital	1,137,235	14.20	640,720	8.00	800,900	10.00
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures, on a consolidated basis, to be meaningful measures of capital quality. Tangible common equity to tangible assets represents common stockholders’ equity less goodwill of $879 million at March 31, 2010 and December 31, 2009 and core deposit and other intangibles of $53 million and $56 million at March 31, 2010 and December 31, 2009, respectively, divided by total assets less goodwill and core deposit and other intangibles. This ratio remained steady at 10.51% at March 31, 2010, compared to 10.54% at December 31, 2009. Tangible common equity to risk-weighted assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. This ratio improved slightly to 18.3% at March 31, 2010 from 17.8% at December 31, 2009.
LIQUIDITY
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. We manage our liquidity to ensure that we have sufficient cash to:
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
Our standing in the national markets, and our ability to obtain funding from them, are taken into consideration as part of our liquidity management strategies. Our credit rating is investment grade, and substantiates our financial stability and consistency of our earnings. Fitch Ratings has assigned us a long-term issuer default rating of BBB and a short-term issuer rating of F2, and in January 2010, Moody’s Investors Service and Standard & Poor’s Ratings Service assigned us first time long-term issuer credit ratings of Baa1 and BBB-, respectively. These ratings increase our ability to efficiently access the capital markets to meet our liquidity needs, as evidenced by our $300 million issuance of 6.75% Senior Notes in March of 2010.

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
As of March 31, 2010, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $187 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2010 has been funded primarily by liquidity obtained in the NatCity acquisition.
We have a total borrowing capacity of up to $5.6 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $2.1 billion was utilized as of March 31, 2010. In order to provide us with an alternative funding source and to repay the $150 million, 12% senior notes we had issued and NatCity purchased, in March of 2010 we issued $300 million of 6.75% Senior Notes due March 19, 2020.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At March 31, 2010, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $2.2 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $1.4 billion at March 31, 2010 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $521 million at March 31, 2010 and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $142 million at March 31, 2010 and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we were committed to sell $89 million in residential mortgages at March 31, 2010.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2010 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through
	year	five years	After five years	Total
Commercial:
Real estate	$1,147,698	$1,488,736	$110,790	$2,747,224
Construction	366,343	19,639	234	386,216
Business	1,235,435	275,654	58,559	1,569,648
Specialized lending	89,990	116,036	—	206,026

Total commercial	2,839,466	1,900,065	169,583	4,909,114

Residential real estate	424,549	761,082	422,359	1,607,990
Home equity	444,361	142,234	115,880	702,475
Other consumer	88,376	49,726	50,604	188,706

Total loans and leases	$3,796,752	$2,853,107	$758,426	$7,408,285

For the loans reported in the preceding table, the following sets forth at March 31, 2010, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2011 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$746,296	$853,230	$1,599,526
Construction	19,873	—	19,873
Business	306,029	28,184	334,213
Specialized lending	116,036	—	116,036

Total commercial	1,188,234	881,414	2,069,648

Residential real estate	1,117,402	66,039	1,183,441
Home equity	258,114	—	258,114
Other consumer	100,330	—	100,330

Total loans and leases	$2,664,080	$947,453	$3,611,533

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Most of the yields on our earning assets, including floating-rate loans and investments, are related to market interest rates. So is our cost of funds, which includes the rates we pay on interest-bearing deposits and borrowings. Interest rate risk occurs when the interest income (yields) we earn on our assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.
Our Asset and Liability Committee, which is comprised of members of executive management, monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment.

The following table shows the estimated impact on net interest income for the next 12 months resulting from potential changes in interest rates. The calculated changes assume a gradual parallel shift across the yield curve over the next 12 months. The effects of changing the yield curve slope are not considered in the analysis, nor do we consider changes in the spread relationships between various indexes which impact our net interest income. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions (amounts in thousands):

	Calculated decrease at March 31, 2010
Changes in interest rates(1)	Net interest income	% Change
	(in thousands)
+200 basis points	$(4,349)	(0.92)%
+100 basis points	(2,650)	(0.56)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at March 31, 2010, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2010 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2010.
During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The Company was named as a defendant in two class actions filed in the Court of Common Pleas, Montgomery County, Pennsylvania: Seibert v. Harleysville National Corp., et al.; and McAuvic v. Geraghty, et al. Both actions challenged the terms of the merger between the Company and Harleysville (the “Merger”). The Seibert and McAuvic complaints each charged that Harleysville and its directors breached their fiduciary duties to Harleysville stockholders by failing to negotiate a fair price for Harleysville stock. In addition, the plaintiffs claimed that the process leading to the Merger was unfair. The complaints alleged that the Company aided and abetted the breaches of fiduciary duty by Harleysville National and its directors. The complaints sought to enjoin the Merger and to recover money damages. A substantially similar case was filed in Montgomery County naming only Harleysville and its directors as defendants: Shoemaker v. Geraghty, et al. On April 14, 2010, plaintiffs filed stipulations dismissing all three of these cases, without prejudice.
On January 4, 2010, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania in a case entitled Valerius, et al. v. Geraghty, et al. That complaint alleged that the Harleysville proxy issued in connection with the Merger was materially misleading. It named Harleysville and its directors as defendants and sought to enjoin the proposed Merger. On January 15, 2010, the Company was sued in the United States District Court for the Eastern District of Pennsylvania in a case entitled Shoemaker, et al. v. Geraghty, et al. The complaint named the Company and Harleysville and its directors as defendants and asserted that the Harleysville proxy issued in connection with the Merger was incomplete and materially misleading. On February 3, 2010, another complaint was filed in the United States District Court for the Eastern District of Pennsylvania in a case entitled Maffia v. Geraghty, et al. against Harleysville and its directors. The claims in Maffia were substantially the same as those alleged in Valerius.
On February 8, 2010, plaintiffs filed a stipulation of dismissal with prejudice in the Shoemaker action. On February 26, 2010, plaintiffs in the Valerius and Maffia actions filed stipulations dismissing those actions with prejudice.
In late July and early August 2009, four shareholder derivative actions were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, naming Harleysville and its directors as defendants: Valerius v. Geraghty, et al.; Silver v. Bergey, et al.; Davis v. Geraghty, et al.; and Forbes v. Geraghty, et al. Each of these actions charges Harleysville and its directors with breaching their fiduciary duties to Harleysville stockholders by failing to negotiate a fair price for Harleysville stock in connection with the Merger. In addition, the plaintiffs claim that the process leading to the Merger was unfair. As pleaded, the complaints seek to enjoin and/or rescind the Merger, an award of attorneys’ fees and costs, and various additional relief. Because the Merger was consummated on April 9, 2010, the plaintiffs’ requests to enjoin the Merger have been mooted. The Company intends to move to dismiss the complaints. The Company believes that the claims in the complaints are without merit.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2009 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.
b)	Not applicable.
c)	We did not repurchase any shares of our common stock during the first quarter of 2010.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended March 31, 2010.

ITEM 5.	Other Information
(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: May 3, 2010	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer

Date: May 3, 2010	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer