Form 10-Q
period 2010-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2010-08-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☑ NO ☐
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
YES ☐ NO ☐
As of August 4, 2010, there were issued and outstanding 209,047,115 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition (unaudited)
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
Assets

Cash and cash equivalents	$332,705	$236,268
Investment securities:
Available for sale, at fair value (amortized cost of $6,936,971 and $4,393,199 in 2010 and 2009)	7,131,393	4,421,678
Held to maturity, at amortized cost (fair value of $1,076,170 and $1,106,650 in 2010 and 2009)	1,038,866	1,093,552
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	165,960	79,014
Loans held for sale	76,574	32,270
Loans and leases, net of allowance for credit losses of $90,409 and $88,303 in 2010 and 2009	9,874,111	7,208,883
Bank owned life insurance	226,653	132,414
Premises and equipment, net	210,439	156,213
Goodwill	1,009,491	879,107
Core deposit and other intangibles, net	89,664	56,277
Other assets	362,503	289,157

Total assets	$20,518,359	$14,584,833

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$13,758,174	$9,729,524
Short-term borrowings	1,691,820	1,674,761
Long-term borrowings	1,974,737	627,519
Other liabilities	320,163	179,368

Total liabilities	17,744,894	12,211,172

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized in 2010 and 2009; 215,105,566 and 194,810,261 shares issued in 2010 and 2009	2,151	1,948
Additional paid-in capital	2,427,285	2,128,196
Retained earnings	345,136	352,948
Accumulated other comprehensive income, net of taxes	102,858	2,514
Common stock held by ESOP; 2,742,761 and 2,874,196 shares in 2010 and 2009	(21,543)	(22,382)
Treasury stock, at cost; 6,065,631 and 6,595,500 shares in 2010 and 2009	(82,422)	(89,563)

Total stockholders’ equity	2,773,465	2,373,661

Total liabilities and stockholders’ equity	$20,518,359	$14,584,833

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans and leases	$133,564	$86,827	$230,144	$173,886
Investment securities and other	61,565	23,967	109,488	42,727

Total interest income	195,129	110,794	339,632	216,613

Interest expense:
Deposits	20,698	18,980	35,081	39,893
Borrowings	19,673	11,869	35,624	24,145

Total interest expense	40,371	30,849	70,705	64,038

Net interest income	154,758	79,945	268,927	152,575
Provision for credit losses	11,000	8,900	24,131	17,650

Net interest income after provision for credit losses	143,758	71,045	244,796	134,925

Noninterest income:
Banking services	21,529	10,053	37,536	20,023
Insurance and benefits consulting	12,768	13,164	24,931	25,712
Wealth management services	5,711	1,834	8,959	4,052
Lending and leasing	4,136	2,240	7,412	4,224
Bank owned life insurance	1,976	1,321	3,200	2,630
Other	(70)	162	960	593

Total noninterest income	46,050	28,774	82,998	57,234

Noninterest expense:
Salaries and employee benefits	64,081	35,169	112,318	68,406
Occupancy and equipment	13,422	5,901	23,329	12,367
Technology and communications	11,403	5,351	20,052	10,404
Marketing and advertising	7,691	2,581	9,223	5,113
Professional services	4,054	1,300	6,564	2,509
Amortization of intangibles	5,311	1,847	8,558	3,738
Federal deposit insurance premiums	4,959	6,980	8,422	8,479
Merger and acquisition integration expenses	27,602	2,342	33,834	4,104
Charitable contributions	8,671	211	9,009	329
Other	11,009	6,403	20,076	15,783

Total noninterest expense	158,203	68,085	251,385	131,232

Income before income taxes	31,605	31,734	76,409	60,927
Income taxes	11,602	10,934	27,507	21,385

Net income	20,003	20,800	48,902	39,542
Preferred stock dividend and discount accretion	—	9,378	—	12,046

Net income available to common stockholders	$20,003	$11,422	$48,902	$27,496

Earnings per share:
Basic	$0.10	$0.08	$0.25	$0.22
Diluted	$0.10	$0.08	$0.25	$0.22

Weighted average common shares outstanding:
Basic	203,962	139,827	194,594	127,119
Diluted	204,402	140,165	195,082	127,485

Dividends per common share	$0.14	$0.14	$0.28	$0.28
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$20,003	$20,800	$48,902	$39,542

Other comprehensive income, net of income taxes:
Net unrealized gains on securities available for sale arising during the period	74,452	2,212	100,216	15,779
Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the period	161	218	170	193
Amortization of net (gain) loss related to pension and post-retirement plans	(198)	188	(42)	378

Total other comprehensive income	74,415	2,618	100,344	16,350

Total comprehensive income	$94,418	$23,418	$149,246	$55,892

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	income	ESOP	stock	Total
Balances at January 1, 2010	$—	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661
Net income	—	—	—	48,902	—	—	—	48,902
Total other comprehensive income, net	—	—	—	—	100,344	—	—	100,344
Common stock issued for the acquisition of Harleysville National Corporation (20,295,305 shares)	—	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	—	(614)	—	—	—	—	(614)
ESOP shares committed to be released (131,435 shares)	—	—	647	—	—	839	—	1,486
Stock-based compensation expense	—	—	2,646	—	—	—	—	2,646
Excess tax benefit from stock-based compensation	—	—	892	—	—	—	—	892
Exercise of stock options and restricted stock activity (529,869 shares)	—	—	(4,182)	(1,866)	—	—	7,141	1,093
Common stock dividend of $0.28 per share	—	—	—	(54,848)	—	—	—	(54,848)

Balances at June 30, 2010	$—	$2,151	$2,427,285	$345,136	$102,858	$(21,543)	$(82,422)	$2,773,465

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total
Balances at January 1, 2009	$176,719	$1,254	$1,326,159	$369,671	$(29,429)	$(23,843)	$(93,268)	$1,727,263
Net income	—	—	—	39,542	—	—	—	39,542
Total other comprehensive income, net	—	—	—	—	16,350	—	—	16,350
Proceeds from follow-on stock offering, net of related expenses (31,050,000 shares)	—	311	360,420	—	—	—	—	360,731
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares committed to be released (115,366 shares)	—	—	430	—	—	757	—	1,187
Stock-based compensation expense	—	—	2,474	—	—	—	—	2,474
Excess tax expense from stock-based compensation	—	—	(82)	—	—	—	—	(82)
Exercise of stock options and restricted stock activity (151,346 shares)	—	—	(2,283)	(625)	—	—	2,191	(717)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Cumulative preferred stock dividend	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividend of $0.28 per share	—	—	—	(36,704)	—	—	—	(36,704)

Balances at June 30, 2009	$—	$1,565	$1,684,418	$359,838	$(13,079)	$(23,086)	$(91,077)	$1,918,579

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$48,902	$39,542
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of fees and discounts, net	(6,227)	7,606
Provision for credit losses	24,131	17,650
Depreciation of premises and equipment	9,805	6,190
Amortization of intangibles	8,558	3,738
Originations of loans held for sale	(253,523)	(242,621)
Proceeds from sales of loans held for sale	209,820	207,905
ESOP and stock-based compensation expense	4,132	3,661
Deferred income tax expense	20,262	1,281
Income from bank owned life insurance	(3,200)	(2,630)
Other, net	14,053	(7,111)

Net cash provided by operating activities	76,713	35,211

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	314,431	129,308
Proceeds from sale of securities available for sale	121,524	995
Principal payments received on securities available for sale	409,737	237,576
Purchases of securities available for sale	(2,420,695)	(2,024,463)
Principal payments received on securities held to maturity	100,396	1,648
Purchases of securities held to maturity	(51,752)	(400,062)
Net (increase) decrease in loans and leases	(46,442)	31,494
Acquisitions, net of cash and cash equivalents	1,148,646	(237)
Other, net	(62,805)	(39,530)

Net cash used in investing activities	(486,960)	(2,063,271)

Cash flows from financing activities:
Net increase in deposits	101,190	296,415
(Repayments of) proceeds from short-term borrowings, net	(338,307)	1,658,454
Proceeds from long-term borrowings	946,534	—
Repayments of long-term borrowings	(150,000)	(4,821)
Proceeds from exercise of stock options	1,216	51
Excess tax benefit (expense) from stock-based compensation	892	(82)
Issuance of common stock in follow-on stock offering, net	—	360,731
Repurchase of common stock warrant	—	(2,700)
Redemption of preferred stock	—	(184,011)
Dividends paid on cumulative preferred stock	—	(4,754)
Dividends paid on common stock	(54,841)	(36,702)

Net cash provided by financing activities	506,684	2,082,581

Net increase in cash and cash equivalents	96,437	54,521
Cash and cash equivalents at beginning of period	236,268	114,551

Cash and cash equivalents at end of period	$332,705	$169,072

Cash paid during the period for:
Income taxes	$30,078	$22,663
Interest expense	64,301	64,792

Acquisition of noncash assets and liabilities:
Assets acquired	4,146,768	237
Liabilities assumed	4,995,993	—
Loans transferred to other real estate owned	4,009	4,606
Securities available for sale purchased not settled	40,394	86,903
Capital lease obligation	—	11,928
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (“the Company”), including its wholly owned subsidiary First Niagara Bank, N.A. (“the Bank”), have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information. On April 9, 2010, the Company became a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System, and First Niagara Bank was renamed First Niagara Bank, N.A. as it became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency.
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. Results for the six months ended June 30, 2010 do not necessarily reflect the results that may be expected for the year ending December 31, 2010. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Reclassifications are made whenever necessary to conform prior periods’ presentation to the current period’s presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Acquisition
Harleysville National Corporation
On April 9, 2010, the Company acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank’s 83 branch locations across nine Eastern Pennsylvania counties. Under the terms of the merger agreement, Harleysville stockholders received 0.474 shares of First Niagara Financial Group, Inc. common stock in exchange for each share of Harleysville common stock, resulting in us issuing 20.3 million common shares of First Niagara Financial Group, Inc. common stock with an acquisition date fair value of $298.7 million. Also under the terms of the merger agreement, Harleysville employees became 100% vested in any Harleysville stock options they held. These options had a fair value of $1.1 million on the date of acquisition. The merger with Harleysville enabled us to expand into a desirable Eastern Pennsylvania market, improve our core deposit base, and add additional scale in banking operations.
The results of Harleysville’s operations are included in our Consolidated Statement of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$298,747
Cash in lieu of fractional shares paid to Harleysville stockholders	41
Fair value of Harleysville employee stock options	1,115

Total consideration paid	$299,903

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$1,148,704
Investment securities available for sale	945,570
Loans, net	2,644,256
Federal Home Loan Bank common stock	42,992
Bank owned life insurance	91,042
Premises and equipment	44,511
Core deposit intangible	42,200
Other assets	205,692
Deposits	(3,953,333)
Borrowings	(960,259)
Other liabilities	(82,361)

Total identifiable net assets	169,014

Goodwill	130,889

$299,903

The above recognized amounts of loans and other assets, at fair value, are preliminary estimates and are subject to adjustment but are not expected to be materially different than those shown.
We estimated the fair value for most loans acquired from Harleysville by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were estimated using an estimate of future credit losses and an estimated rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted these values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Harleysville’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. Information about the acquired Harleysville loan portfolio as of April 9, 2010 is as follows:

Contractually required principal and interest at acquisition	$3,383,245
Contractual cash flows not expected to be collected (nonaccretable discount)	(326,287)

Expected cash flows at acquisition	3,056,958
Interest component of expected cash flows (accretable discount)	(412,702)

Fair value of acquired loans	$2,644,256

The core deposit intangible asset recognized as part of the Harleysville merger is being amortized over its estimated useful life of approximately nine years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.
The fair value of savings and transaction deposit accounts acquired from Harleysville was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into monthly pools. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity.
The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.
Direct costs related to the acquisition were expensed as incurred. During the six months ended June 30, 2010, we incurred $33.8 million in merger and acquisition integration expenses related to the transaction, including $9.4 million in salaries and benefits, $5.4 million in technology and communications, $1.5 million in occupancy and equipment, $4.0 million in marketing and advertising, $10.2 million in professional services, and $3.3 million in other noninterest expenses.

The following table presents unaudited pro forma information as if the acquisition of Harleysville had occurred on both January 1, 2010 and January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2010. In particular, cost savings and $33.8 million of merger and acquisition integration costs are not reflected in the unaudited pro forma amounts. The unaudited pro forma information for the six months ended June 30, 2009 also does not include any amounts related to the September 2009 National City Bank (“NatCity”) branch acquisition as it did not represent the acquisition of a business which has continuity both before and after the acquisition and for which financial statements are available or relevant.

	Actual from	Pro forma
	acquisition date through	Six months ended
	June 30, 2010	June 30, 2010	June 30, 2009
		(Pro forma)
Net interest income	$42,805	$308,606	$240,553
Noninterest income	8,360	96,313	95,104
Net income (loss)	14,988	44,002	(163,984)
Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$592,787	$7,378	$(206)	$599,959
U.S. government agencies and government sponsored enterprises	277,404	3,623	(374)	280,653
Corporate	3,664	40	(1,036)	2,668

Total debt securities	873,855	11,041	(1,616)	883,280

Residential mortgage-backed securities:
Government National Mortgage Association	84,819	2,464	(1)	87,282
Federal National Mortgage Association	205,727	7,913	(30)	213,610
Federal Home Loan Mortgage Corporation	147,994	5,830	—	153,824
Collateralized mortgage obligations:
Government National Mortgage Association	4,297,087	141,220	(6,524)	4,431,783
Federal National Mortgage Association	672,826	19,807	(651)	691,982
Federal Home Loan Mortgage Corporation	474,681	15,009	(591)	489,099
Non-agency issued	154,239	2,764	(2,482)	154,521

Total collateralized mortgage obligations	5,598,833	178,800	(10,248)	5,767,385

Total mortgage-backed securities	6,037,373	195,007	(10,279)	6,222,101

Asset-backed securities	2,980	—	(43)	2,937
Other	22,763	330	(18)	23,075

Total securities available for sale	$6,936,971	$206,378	$(11,956)	$7,131,393

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$471,752	$19,010	$—	$490,762
Federal National Mortgage Association	283,110	8,604	(1,176)	290,538
Federal Home Loan Mortgage Corporation	284,004	10,866	—	294,870

Total securities held to maturity	$1,038,866	$38,480	$(1,176)	$1,076,170

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$416,847	$6,037	$(40)	$422,844
U.S. government agencies and government sponsored enterprises	340,806	190	(1,164)	339,832
Corporate	3,395	40	(1,222)	2,213

Total debt securities	761,048	6,267	(2,426)	764,889

Residential mortgage-backed securities:
Government National Mortgage Association	30,906	170	(243)	30,833
Federal National Mortgage Association	101,578	3,471	(10)	105,039
Federal Home Loan Mortgage Corporation	59,527	3,229	(10)	62,746
Collateralized mortgage obligations:
Government National Mortgage Association	1,977,458	15,319	(15,896)	1,976,881
Federal National Mortgage Association	692,614	14,290	(1,647)	705,257
Federal Home Loan Mortgage Corporation	590,172	12,604	(753)	602,023
Non-agency issued	173,080	1,344	(7,145)	167,279

Total collateralized mortgage obligations	3,433,324	43,557	(25,441)	3,451,440

Total mortgage-backed securities	3,625,335	50,427	(25,704)	3,650,058

Asset-backed securities	3,165	—	(98)	3,067
Other	3,651	13	—	3,664

Total securities available for sale	$4,393,199	$56,707	$(28,228)	$4,421,678

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$467,473	$4,792	$(455)	$471,810
Federal National Mortgage Association	319,190	4,195	(107)	323,278
Federal Home Loan Mortgage Corporation	306,889	4,673	—	311,562

Total securities held to maturity	$1,093,552	$13,660	$(562)	$1,106,650

The table below details certain information regarding our investment securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$16,418	$(204)	$550	$(2)	$16,968	$(206)
U.S. government agencies and government sponsored enterprises	55,154	(374)	—	—	55,154	(374)
Corporate	—	—	600	(1,036)	600	(1,036)

Total debt securities	71,572	(578)	1,150	(1,038)	72,722	(1,616)

Residential mortgage-backed securities:
Government National Mortgage Association	581	(1)	—	—	581	(1)
Federal National Mortgage Association	3,985	(30)	—	—	3,985	(30)
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Collateralized mortgage obligations:
Government National Mortgage Association	262,356	(6,524)	—	—	262,356	(6,524)
Federal National Mortgage Association	73,641	(651)	—	—	73,641	(651)
Federal Home Loan Mortgage Corporation	51,824	(591)	—	—	51,824	(591)
Non-agency issued	17,962	(194)	53,356	(2,288)	71,318	(2,482)

Total collateralized mortgage obligations	405,783	(7,960)	53,356	(2,288)	459,139	(10,248)

Total mortgage-backed securities	410,349	(7,991)	53,356	(2,288)	463,705	(10,279)

Asset-backed securities	—	—	2,937	(43)	2,937	(43)
Other	—	—	1,337	(18)	1,337	(18)

Total securities available for sale in an unrealized loss position	$481,921	$(8,569)	$58,780	$(3,387)	$540,701	$(11,956)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	$47,523	$(1,176)	$—	$—	$47,523	$(1,176)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$11,268	$(26)	$1,260	$(14)	$12,528	$(40)
U.S. government agencies and government sponsored enterprises	261,543	(1,164)	—	—	261,543	(1,164)
Corporate	70	(2)	410	(1,220)	480	(1,222)

Total debt securities	272,881	(1,192)	1,670	(1,234)	274,551	(2,426)

Residential mortgage-backed securities:
Government National Mortgage Association	19,987	(86)	8,269	(157)	28,256	(243)
Federal National Mortgage Association	116	(1)	551	(9)	667	(10)
Federal Home Loan Mortgage Corporation	87	(1)	412	(9)	499	(10)
Collateralized mortgage obligations:
Government National Mortgage Association	875,059	(15,896)	—	—	875,059	(15,896)
Federal National Mortgage Association	47,705	(1,647)	—	—	47,705	(1,647)
Federal Home Loan Mortgage Corporation	69,198	(753)	—	—	69,198	(753)
Non-agency issued	46,294	(772)	73,607	(6,373)	119,901	(7,145)

Total collateralized mortgage obligations	1,038,256	(19,068)	73,607	(6,373)	1,111,863	(25,441)

Total mortgage-backed securities	1,058,446	(19,156)	82,839	(6,548)	1,141,285	(25,704)

Asset-backed securities	—	—	3,067	(98)	3,067	(98)

Total securities available for sale in an unrealized loss position	$1,331,327	$(20,348)	$87,576	$(7,880)	$1,418,903	$(28,228)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$51,389	$(455)	$—	$—	$51,389	$(455)
Federal National Mortgage Association	38,216	(107)	—	—	38,216	(107)

Total securities held to maturity in an unrealized loss position	$89,605	$(562)	$—	$—	$89,605	$(562)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”) guarantees the contractual cash flows of our agency mortgage-backed securities and agency collateralized mortgage obligations (“CMOs”). Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government.
At June 30, 2010, of the 53 U.S. government sponsored enterprise mortgage-backed securities and CMOs in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 76 U.S. government sponsored enterprise mortgage-backed securities and CMOs in an unrealized loss position, 10 were in a continuous unrealized loss position for 12 months or more. The unrealized losses at June 30, 2010 and December 31, 2009 were primarily due to changes in interest rates. We consider these securities temporarily impaired due to the guarantee provided as to the full payment of principal and interest. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
Non-Agency Collateralized Mortgage Obligations
Our non-agency CMO portfolio consists primarily of investment grade securities at June 30, 2010, as 92% of this portfolio is rated investment grade, and 85% is rated A- or higher. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.

At June 30, 2010, of the 25 non-agency CMOs in an unrealized loss position, 17 were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 38 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at June 30, 2010 and December 31, 2009 and determined that such declines in fair value below amortized cost were temporary. We believe the decline in fair value was caused by the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized costs, the securities’ credit ratings, the delinquency or default rates of the underlying collateral and levels of credit enhancement. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity in the non-agency CMO market.
Municipal, Corporate Debt and Other Securities
Our municipal bond portfolio consists primarily of investment grade securities rated A or better at June 30, 2010. Only four percent of this portfolio had either no investment rating or a rating below investment grade. Included within our corporate debt portfolio at June 30, 2010 are three pooled trust preferred securities with an amortized cost of $1.7 million and a fair value of $702 thousand. We have assessed the securities in our municipal bond and corporate debt available for sale portfolio that were in an unrealized loss position at June 30, 2010 and December 31, 2009 and determined that such declines in fair value below amortized cost were temporary. We believe the decline in fair value of the remaining securities was caused by changes in interest rates and the significant widening in liquidity spreads across sectors related to the continued illiquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. In making this determination, we also considered the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and guarantor, where applicable, and the delinquency or default rates of the underlying collateral. In addition, we do not have the intent to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. At June 30, 2010, of the 57 municipal, corporate debt, and other securities in a continuous, unrealized loss position, 15 were in a continuous, unrealized loss position for 12 months or more. At December 31, 2009, of the 41 municipal, corporate debt, and other securities in a continuous, unrealized loss position, 24 were in a continuous, unrealized loss position for 12 months or more.
Scheduled contractual maturities of our investment securities at June 30, 2010 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$211,968	$212,868
After one year through five years	322,398	328,839
After five years through ten years	256,719	258,798
After ten years	82,770	82,775

Total debt securities	873,855	883,280

Asset-backed securities	2,980	2,937
Mortgage-backed securities	7,076,239	7,298,271
Other	22,763	23,075

	$7,975,837	$8,207,563

While the contractual maturities of our mortgage-backed securities, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed, asset-backed and other securities that we own.

Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	June 30,	December 31,
	2010	2009
Commercial:
Real estate	$3,784,813	$2,713,542
Construction	452,799	348,040
Business	1,944,838	1,481,845
Specialized lending(1)	219,691	207,749

Total commercial	6,402,141	4,751,176

Residential real estate	1,822,130	1,642,691
Home equity	1,446,281	691,069
Other consumer	267,349	186,341

Total loans and leases	9,937,901	7,271,277

Net deferred costs and unearned discounts	26,619	25,909
Allowance for credit losses	(90,409)	(88,303)

Total loans and leases, net	$9,874,111	$7,208,883

(1)	Includes commercial leases and financed insurance premiums.
The outstanding principal balance and the related carrying amount of the acquired Harleysville loans and the loans we acquired from NatCity in September 2009 included in our Consolidated Statement of Condition at the dates indicated is as follows:

	June 30,	December 31,
	2010	2009
Outstanding principal balance	$3,115,348	$697,699
Carrying amount	3,009,928	660,426
The following table presents changes in the accretable discount on loans acquired in the NatCity and Harleysville acquisitions for the six months ended June 30, 2010:

Balance at December 31, 2009	$(79,388)
Recorded at acquisition	(412,702)
Accretion	52,546

Balance at June 30, 2010	$(439,544)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Six months ended June 30,
	2010	2009

Balance at beginning of period	$88,303	$77,793
Charge-offs	(23,932)	(13,784)
Recoveries	1,907	883
Provision for credit losses	24,131	17,650

Balance at end of period	$90,409	$82,542

The following table details additional information on our loans as of June 30:

	2010	2009
Nonaccrual loans	$74,338	$52,297
Year to date interest income that would have been recorded if loans had been performing in accordance with original terms	2,701	257
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	37,038	16,848
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring accruing interest	19,397	6,763
Loans 90 days past due and accruing interest (1)	48,221	—

(1)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we primarily recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows.

The following table details the amount of impaired loans with no related allowance for credit losses, as well as the amount of impaired loans for which there is a related allowance for credit losses as of June 30, 2010 and December 31, 2009. Loans with no related allowance for credit losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value.

	June 30, 2010		December 31, 2009
		Related		Related
	Impaired	allowance for	Impaired	allowance for
	loans	credit losses	loans	credit losses
Impaired loans with no related allowance for credit losses	$6,915	$—	$696	$—
Impaired loans with a related allowance for credit losses	52,198	9,301	54,248	9,170

Total impaired loans	$59,113	$9,301	$54,944	$9,170

The difference between total nonaccrual loans and impaired loans in the tables above is primarily due to nonaccruing smaller balance homogeneous loans (primarily residential real estate, home equity, and other consumer loans) which are not evaluated individually for impairment, unless they are restructured in a troubled debt restructuring.
Note 4. Borrowings
Senior Notes
During the quarter ended June 30, 2010, we used a portion of the proceeds from our March 2010 issuance of $300.0 million of 6.75% Senior Notes due March 19, 2020 to repay $150.0 million in 12.00% senior notes.
Trust Preferred Subordinated Debentures
In connection with our April 9, 2010 merger with Harleysville, we acquired six statutory trust affiliates (the “Trusts”). The Trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the holding company for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the holding company totaling $105.5 million at June 30, 2010. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The carrying value of the trust preferred subordinated debentures, net of a purchase accounting fair value adjustment of approximately $28.1 million from the merger with Harleysville, is $80.7 million at June 30, 2010. We own all of the common securities of the Trusts and have accordingly recorded $3.3 million in other assets on our Consolidated Statement of Condition at June 30, 2010 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, and because the Trusts qualify as variable interest entities, they are not consolidated in our financial statements.
The trust preferred securities require quarterly distributions to the holders of the trust preferred securities at a rate per annum equal to the interest rate on the debentures held by that trust. We have the right to defer payment of interest on the subordinated debentures, at any time or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust securities will also be deferred, and we may not pay dividends or distributions on, or redeem, purchase or acquire any shares of our common stock.
The trust preferred securities must be redeemed upon the stated maturity dates of the subordinated debentures. We may redeem the debentures, in whole but not in part (except for Harleysville National Corporation Statutory Trust II and Willow Grove Statutory Trust I which may be redeemed in whole or in part) at any time within 90 days at the specified special event redemption price following the occurrence of a capital disqualification event, an investment company event or a tax event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval. For Harleysville National Corporation Statutory Trust II, III and IV, East Penn Statutory Trust I and Willow Grove Statutory Trust I, we also may redeem the debentures, in whole or in part, at the stated optional redemption dates (after five years from the issuance date) and quarterly thereafter, subject to regulatory approval if required. The optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date. For Harleysville National Corporation Statutory Trust I, we may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval, if required. The redemption price on February 22, 2011 is equal to 105.1% of the principal amount, and declines annually to 100% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.
Additionally, we have $12.4 million of subordinated debentures related to the First Niagara Financial Group Statutory Trust I which are redeemable prior to the maturity date of June 17, 2034, at our option, in whole at any time thereafter or in part from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture.
Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

The following table is a summary of our subordinated debentures at the dates indicated:

	Principal amount	Stated amount of	Carrying value
	of subordinated	trust preferred	of subordinated
	debentures	securities	debentures
June 30, 2010:
Issued to Harleysville National Corporation Statutory Trust I in February 2001, matures in February 2031, interest rate of 10.20% per annum	$5,155	$5,000	$5,605
Issued to Harleysville National Corporation Statutory Trust II in March 2004, matures in April 2034, interest rate of three month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000	16,515
Issued to Harleysville National Corporation Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 and thereafter three month LIBOR plus 1.40% per annum	25,774	25,000	17,767
Issued to Harleysville National Corporation Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 and thereafter three month LIBOR plus 1.28% per annum	23,196	22,500	16,911
Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of three month LIBOR plus 3.10% per annum	8,248	8,000	6,935
Issued to Willow Grove Statutory Trust I in March 2006, matures in June 2036, interest rate of three month LIBOR plus 1.31% per annum	25,774	25,000	16,927
Issued to First Niagara Financial Group Statutory Trust I, matures in June 2034, interest rate of three month LIBOR plus 2.70% per annum	12,372	12,000	12,372

	$121,138	$117,500	$93,032

December 31, 2009:
Issued to First Niagara Financial Group Statutory Trust I, matures in June 2034, interest rate of three month LIBOR plus 2.70% per annum	$12,372	$12,000	$12,372

The carrying value differs from the principal amount of the subordinated debentures due to purchase accounting fair value adjustments recorded upon assumption of the subordinated debentures.
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
We designate interest rate swap agreements used to manage interest rate risk as either fair value hedges or cash flow hedges. To hedge the exposure against changes in fair value of certain loans due to changes in interest rates, we have entered into interest rate swap agreements that have been designated as fair value hedges. To hedge the interest rate risk on certain variable rate long-term borrowings, we entered into interest rate swaps designated as cash flow hedges. We entered into these swaps designated as cash flow hedges in order to hedge the variability in our cash outflows of LIBOR based borrowings attributable to changes in LIBOR.
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

The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset Derivatives		Liability Derivatives
	Notional		Notional
	amount	Fair value (1)	amount	Fair value (2)
June 30, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,643	$2,372
Derivatives not designated as hedging instruments:
Interest rate swap agreements	353,953	25,357	362,525	26,564

Total derivatives	$353,953	$25,357	$420,168	$28,936

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,687	$2,218
Derivatives not designated as hedging instruments:
Interest rate swap agreements	206,247	9,629	206,247	9,831

Total derivatives	$206,247	$9,629	$263,934	$12,049

(1)	Included in other assets in our Consolidated Statements of Condition.

(2)	Included in other liabilities in our Consolidated Statements of Condition.
The following tables present information about amounts recognized for our derivative financial instruments for the periods indicated:

	(Loss) gain (1)
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$(278)	$(191)	$(146)	$179

(1)	Included in other noninterest income in our Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships:	2010	2009	2010	2009
Gain recognized in other comprehensive income, net of tax	$161	$218	$170	$193
Loss reclassified from accumulated other comprehensive income into income (1)	(389)	(338)	(781)	(367)

(1)	Included in interest expense on borrowings in our Consolidated Statements of Income.

Note 6. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$20,003	$11,422	$48,902	$27,496
Less income allocable to unvested restricted stock awards	44	29	116	87

Net income allocable to common stockholders	$19,959	$11,393	$48,786	$27,409

Weighted average common shares outstanding:
Total shares issued	213,321	149,986	204,117	137,380
Unallocated ESOP shares	(2,802)	(3,036)	(2,831)	(3,065)
Unvested restricted stock awards	(485)	(409)	(480)	(435)
Treasury shares	(6,072)	(6,714)	(6,212)	(6,761)

Total basic weighted average common shares outstanding	203,962	139,827	194,594	127,119

Incremental shares from assumed exercise of stock options	249	135	295	143

Incremental shares from assumed vesting of restricted stock awards	191	203	193	223

Total diluted weighted average common shares outstanding	204,402	140,165	195,082	127,485

Basic earnings per common share	$0.10	$0.08	$0.25	$0.22

Diluted earnings per common share	$0.10	$0.08	$0.25	$0.22

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	1,705	2,733	1,297	2,659

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
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Pension plans:
Service cost	$25	$48	$50	$96
Interest cost	1,016	1,007	2,032	2,014
Expected return on plan assets	(789)	(739)	(1,579)	(1,478)
Amortization of unrecognized loss	266	315	532	630

Net pension cost	$518	$631	$1,035	$1,262

Other postretirement plans:
Interest cost	$112	$127	$224	$254
Amortization of unrecognized loss	—	6	—	12
Amortization of unrecognized prior service liability	(16)	(16)	(32)	(32)

Net postretirement cost	$96	$117	$192	$234

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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from third parties.
Due to the lack of observable market data, we have classified our collateralized debt obligations (“CDOs”), included in corporate debt securities, in Level 3 of the fair value hierarchy. We determined the fair value of these securities using a projected cash flow model that considers prepayment speeds, discount rates, defaults, subordination protection, and contractual payments.
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
June 30, 2010
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$599,959	$—	$599,959	$—
U.S. government agencies and government sponsored enterprises	280,653	—	280,653	—
Corporate	2,668	—	1,966	702

Total debt securities	883,280	—	882,578	702

Residential mortgage-backed securities:
Government National Mortgage Association	87,282	—	87,282	—
Federal National Mortgage Association	213,610	—	213,610	—
Federal Home Loan Mortgage Corporation	153,824	—	153,824	—

Collateralized mortgage obligations:
Government National Mortgage Association	4,431,783	—	4,431,783	—
Federal National Mortgage Association	691,982	—	691,982	—
Federal Home Loan Mortgage Corporation	489,099	—	489,099	—
Non-agency issued	154,521	—	154,521	—

Total collateralized mortgage obligations	5,767,385	—	5,767,385	—

Total mortgage-backed securities	6,222,101	—	6,222,101	—

Asset-backed securities	2,937	—	2,937	—
Other	23,075	—	23,075	—

Total securities available for sale	7,131,393	—	7,130,691	702

Interest rate swaps	25,357	—	25,357	—

Total assets	$7,156,750	$—	$7,156,048	$702

Liabilities:
Interest rate swaps	$28,936	$—	$28,936	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2010.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$422,844	$—	$422,844	$—
U.S. government agencies and government sponsored enterprises	339,832	—	339,832	—
Corporate	2,213	—	1,733	480

Total debt securities	764,889	—	764,409	480

Residential mortgage-backed securities:
Government National Mortgage Association	30,833	—	30,833	—
Federal National Mortgage Association	105,039	—	105,039	—
Federal Home Loan Mortgage Corporation	62,746	—	62,746	—

Collateralized mortgage obligations:
Government National Mortgage Association	1,976,881	—	1,976,881	—
Federal National Mortgage Association	705,257	—	705,257	—
Federal Home Loan Mortgage Corporation	602,023	—	602,023	—
Non-agency issued	167,279	—	167,279	—

Total collateralized mortgage obligations	3,451,440	—	3,451,440	—

Total mortgage-backed securities	3,650,058	—	3,650,058	—

Asset-backed securities	3,067	—	3,067	—
Other	3,664	—	3,664	—

Total securities available for sale	4,421,678	—	4,421,198	480

Interest rate swaps	9,629	—	9,629	—

Total assets	$4,431,307	$—	$4,430,827	$480

Liabilities:
Interest rate swaps	$12,049	$—	$12,049	$—

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis for the periods indicated were as follows:

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$480	$564
Total gains (losses):
Included in earnings	—	(162)
Included in other comprehensive income	222	(37)
Purchases, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$702	$365

Total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(162)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
We periodically record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. In cases where the carrying value of the loan exceeds the fair value of the collateral less estimated costs to sell, an impairment charge is recognized. Real estate collateral is typically valued using independent appraisals, that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. We obtain new appraisals from an appraiser included on a list of certified appraisers approved by our Board of Directors. Updated appraisals are obtained when necessary but at least every 18 to 24 months.
During the six months ended June 30, 2010, we recorded a $1.7 million net decrease to our allowance for credit losses as a result of adjusting the carrying value and estimated fair value of certain collateral dependent impaired loans to $55.4 million. During the six months ended June 30, 2009, we recorded an $8.7 million net increase to our allowance for credit losses as a result of adjusting the carrying value and estimated fair value of certain collateral dependent impaired loans to $19.1 million.
Mortgage Servicing Rights
The fair value of our mortgage servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. During the six months ended June 30, 2009, we recorded a $1.4 million provision for impairment on our MSRs because the carrying value of certain strata of our MSRs exceeded their estimated fair value due to an increase in prepayment speeds. At June 30, 2010, MSRs were not carried at fair value on a nonrecurring basis because the fair value of our MSRs exceeded their amortized cost.
Real Estate Owned
The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals obtained from third parties. At June 30, 2010, real estate owned was not carried at fair value on a nonrecurring basis as the fair value of each property comprising our real estate owned was not less than its carrying value. During the six months ended June 30, 2009, we recorded a reduction to real estate owned of $512 thousand as a result of adjusting the carrying value and estimated fair value of certain real estate owned to $800 thousand.
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Six months ended June 30, 2010:
Collateral dependent impaired loans	$55,396	$—	$55,396	$—	$1,703

Six months ended June 30, 2009:
Collateral dependent impaired loans	$19,086	$—	$19,086	$—	$(8,709)
Mortgage servicing rights	4,469	—	—	4,469	(1,387)
Real estate owned	800	—	800	—	(512)

The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (in thousands):

	June 30, 2010		December 31, 2009
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$332,705	$332,705	$236,268	$236,268
Investment securities available for sale	7,131,393	7,131,393	4,421,678	4,421,678
Investment securities held to maturity	1,038,866	1,076,170	1,093,552	1,106,650
Federal Home Loan Bank and Federal Reserve Bank common stock	165,960	165,960	79,014	79,014
Loans held for sale	76,574	77,188	32,270	35,845
Loans and leases, net	9,874,111	10,113,562	7,208,883	7,408,189
Mortgage servicing rights	9,795	10,155	6,596	6,699
Interest rate swap agreements	25,357	25,357	9,629	9,629
Accrued interest receivable	70,668	70,668	50,455	50,455

Financial liabilities:
Deposits	$13,758,174	$13,813,262	$9,729,524	$9,763,604
Borrowings	3,666,557	3,719,177	2,302,280	2,309,330
Interest rate swap agreements	28,936	28,936	12,049	12,049
Accrued interest payable	42,194	42,194	5,498	5,498
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
Investment Securities
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available. However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities. Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from third parties.
Federal Home Loan Bank and Federal Reserve Board Common Stock
The carrying value of our Federal Home Loan Bank and Federal Reserve Board stock approximates fair value.
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
Accrued Interest Receivable and Accrued Interest Payable
The carrying value of accrued interest receivable and accrued interest payable approximates fair value.

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
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
Three months ended:	Banking	services	total
June 30, 2010
Net interest income	$154,758	$—	$154,758
Provision for credit losses	11,000	—	11,000

Net interest income after provision for credit losses	143,758	—	143,758
Noninterest income	33,896	12,154	46,050
Amortization of intangibles	4,647	664	5,311
Other noninterest expense	142,878	10,014	152,892

Income before income taxes	30,129	1,476	31,605
Income tax expense	11,012	590	11,602

Net income	$19,117	$886	$20,003

June 30, 2009
Net interest income	$79,945	$—	$79,945
Provision for credit losses	8,900	—	8,900

Net interest income after provision for credit losses	71,045	—	71,045
Noninterest income	15,544	13,230	28,774
Amortization of intangibles	1,047	800	1,847
Other noninterest expense	55,861	10,377	66,238

Income before income taxes	29,681	2,053	31,734
Income tax expense	10,113	821	10,934

Net income	$19,568	$1,232	$20,800

		Financial	Consolidated
Six months ended:	Banking	services	total
June 30, 2010
Net interest income	$268,927	$—	$268,927
Provision for credit losses	24,131	—	24,131

Net interest income after provision for credit losses	244,796	—	244,796
Noninterest income	58,481	24,517	82,998
Amortization of intangibles	7,212	1,346	8,558
Other noninterest expense	222,833	19,994	242,827

Income before income taxes	73,232	3,177	76,409
Income tax expense	26,237	1,270	27,507

Net income	$46,995	$1,907	$48,902

June 30, 2009
Net interest income	$152,575	$—	$152,575
Provision for credit losses	17,650	—	17,650

Net interest income after provision for credit losses	134,925	—	134,925
Noninterest income	31,438	25,796	57,234
Amortization of intangibles	2,134	1,604	3,738
Other noninterest expense	107,022	20,472	127,494

Income before income taxes	57,207	3,720	60,927
Income tax expense	19,897	1,488	21,385

Net income	$37,310	$2,232	$39,542

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and on April 9, 2010, became a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), which became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”) on that same date. At June 30, 2010, we had $20.5 billion in assets, $13.8 billion in deposits, and 255 full-service branch locations across Upstate New York and Pennsylvania.
On April 9, 2010, we acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank’s 83 branch locations in Eastern Pennsylvania. As a result of the merger, we acquired assets with a fair value of $5.3 billion, including cash of $1.1 billion and loans with a fair value of $2.6 billion, and we assumed deposits of $4.0 billion and borrowings of $960 million. Under the terms of the merger agreement, Harleysville stockholders received 20.3 million shares of First Niagara Financial Group, Inc. common stock.
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
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. This net interest spread is also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York and Eastern and Western Pennsylvania; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate further or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.
Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high concentration of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from other commercial banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. Our most direct competition for deposits has historically come from other commercial banks, savings banks, and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.
REGULATORY REFORM
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation.” The Dodd-Frank Act includes provisions that, among other things:
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (the “DIF”), and increase the floor applicable to the size of the DIF, which generally will require an increase in the level of assessments for institutions such as the Bank with assets in excess of $10 billion.

•	Make permanent the $250 thousand limit on deposits for federal deposit insurance, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.
•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to the Company, going forward will preclude us from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.
•	Require the OCC to seek to make its capital requirements for national banks, such as the Bank, countercyclical.
•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as the Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Increase the authority of the Federal Reserve to examine the Company and any non-bank subsidiaries.
While we have not yet fully analyzed this new law, some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation and other than temporary impairment analysis of our investment securities, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2009 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:
Allowance for Credit Losses
We establish our allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our credit loss allowance. We continue to monitor and modify the level of our allowance for credit losses in order to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
Commercial loans greater than $200 thousand are subject to impairment consideration. For impaired loans we consider the fair value of the underlying collateral, if collateral dependent, or present value of estimated future cash flows in determining the estimates of impairment and any related allowance for credit losses for these loans.
We estimate the inherent risk of loss on commercial loans less than $200 thousand, as well as non-impaired commercial loans and retail homogeneous loans by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical net loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
Our evaluation of our allowance for credit losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We use an internal loan grading system with eight categories of loan grades used in evaluating our commercial related loan portfolio. In our loan grading system, “pass” loans are graded 1 through 4, special mention loans are graded 5, substandard loans are graded 6, doubtful loans are graded 7 and loss loans (which are fully charged off) are graded 8. The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with bank regulatory definitions. As part of our credit monitoring process, our loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through our review of current information related to each loan. The nature of the current information available and used by us includes, as applicable, review of payment status and delinquency reporting, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. We perform a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading and loan classifications can be reevaluated prior to the scheduled full review. We review all “pass” graded individual commercial real estate and business loans and/or total loan concentration to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those loans over $1 million no less frequently than every 18 months. Substandard loans greater than $1 million are required to have an appraisal performed at least every 18 months on real estate collateral, and substandard loans greater than $500 thousand to $1 million are required to have an appraisal performed at least every 24 months. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
Our Classified Loan Review Committee analyzes key credit information about substandard loans greater than $1 million on a quarterly basis. The nature of the current information includes, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, account history, as well as loan grading, loan classification, and related allowance for credit losses conclusions and justifications.
Similar information is also reviewed for all “special mention” loans greater than $250 thousand and “substandard” or worse loans greater than $200 thousand and less than $1 million by a Senior Credit Manager. Such loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan grading and classification are appropriate.
In addition to the credit monitoring procedures described, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of the loan grading, classification, and related allowance for credit losses, if applicable.
When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a non-homogeneous loan, such loan will be classified as impaired. Typically, such impaired loan would have been previously classified as substandard based upon our loan grading system, and therefore, we may have a current appraisal. Current appraisals are obtained from the listing of certified appraisers approved by our Board of Directors for all collateral dependent loans with continued updated data obtained thereafter and new appraisals obtained when necessary but at least every 18 to 24 months as noted above. We receive appraisals within 90 days of ordering the appraisal. Upon receipt of the independent third-party appraisal, we conduct a review of the appraisal to determine its acceptability.
In circumstances where receipt of an appraisal is pending at a quarter end, our analysis of our allowance for credit losses will include an estimate of the collateral value based upon the best information available, including knowledge of the property, the quality of the property based upon loan officer visitations, information related to similar collateral, and (if necessary) inquiries will be made with the certified appraiser performing the appraisal.
When external appraisals or our continual re-evaluation of collateral reflect a decline in fair value, the allowance for credit losses related to such a loan would be increased and a charge-off may be recorded if it becomes evident that we will not fully collect all or a portion of the loan balance.

Acquired Loans
Loans that we acquire in connection with acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
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
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.
Investment Securities
We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodology white papers provided to us by our pricing services and have found that the methodologies used by each are consistent with those used by other market participants to determined fair values of investment securities. We did not adjust any of the prices provided to us by the independent pricing services at June 30, 2010 or December 31, 2009. Where sufficient data is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
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

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010
Overview
Net income for the six months ended June 30, 2010 increased to $49 million, compared to $40 million for the six months ended June 30, 2009, reflecting the impact of our Western Pennsylvania branch acquisition in September 2009 from National City Bank (“NatCity”) and our Eastern Pennsylvania merger with Harleysville in April 2010. Net income decreased slightly to $20 million for the quarter ended June 30, 2010 from $21 million for the quarter ended June 30, 2009 as a result of $28 million of merger and acquisition integration expenses and $8 million of charitable contributions related to our merger with Harleysville which slightly more than offset the impact of the above mentioned acquisitions.
Our diluted earnings per common share for the first six months of 2010 increased to $0.25, compared to $0.22 for the first six months of 2009, and increased to $0.10 for the quarter ended June 30, 2010 from $0.08 for the quarter ended June 30, 2009. The diluted earnings per share comparison to the prior year reflected the impact of an incremental 69 million shares that were issued in two 2009 equity offerings to bolster our capital position and provide funds for our strategic growth initiatives as well as the 20 million shares we issued to Harleysville stockholders. In addition, the prior year earnings per share comparison reflects $12 million in preferred stock dividends and discount accretion related to our redemption in May 2009 of our preferred stock issued to the U.S. Department of the Treasury.
Our returns on average assets were 0.58% and 0.81% for the six months ended June 30, 2010 and 2009, respectively, and 0.41% and 0.81% for the quarter ended June 30, 2010 and 2009, respectively. Our returns on average common equity were 3.87% and 3.25% for the six months ended June 30, 2010 and 2009, respectively, and 2.97% and 2.47% for the quarter ended June 30, 2010 and 2009, respectively.
Results for the first six months of 2010 compared to the first six months of 2009 were most significantly impacted by a $116 million, or 76%, increase in our net interest income driven by our expansion into Pennsylvania, which increased our average interest-earning assets by 75%, our average interest-bearing liabilities by 78%, and our net interest spread by 17 basis points. Additionally, banking services income increased 87% to $38 million for the six months ended June 30, 2010 from $20 million for the first six months of 2009. Substantially all of this increase is due to our expansion into Pennsylvania as a result of the NatCity branch acquisition and merger with Harleysville.
These increases were partially offset by a $120 million increase in noninterest expenses, including a $44 million increase in salaries and benefits expense during the first six months of 2010 to $112 million compared to the same period in the prior year, primarily due to our September 2009 NatCity branch acquisition and April 2010 merger with Harleysville as well as the increase in our supporting infrastructure. Additionally, 2010 noninterest expenses included a $30 million increase in merger and acquisition integration expenses and an $8 million charitable contribution to the First Niagara Bank Foundation.
Analysis of Financial Condition at June 30, 2010
Total assets increased $5.9 billion from $14.6 billion at December 31, 2009 to $20.5 billion at June 30, 2010 primarily due to our merger with Harleysville whereby we acquired assets with a fair value of $5.3 billion. In addition, we noted the following balance trends during 2010 (excludes the balances acquired in the merger with Harleysville):
•	Commercial loans increased in Upstate New York and Western Pennsylvania by a total of $332 million, or 14% annualized, since December 31, 2009.
•	Core deposits increased $615 million, or 18% annualized, across retail, commercial, and municipal customers.
•	Higher cost certificate of deposit account balances decreased $539 million, or 37% annualized, as we continued to execute our strategy of letting higher priced certificate of deposits run off while we focused on building our lower cost relationship based deposit customers.
•	Investment securities available for sale and held to maturity increased by $1.7 billion, with new investments made primarily in collateralized mortgage obligations guaranteed by the Government National Mortgage Association.
•	Total borrowings increased $404 million as we replaced a portion of our short-term borrowings with long-term borrowings, including $300 million of 6.75% senior notes.
Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, as well as residential mortgages to customers located within our primary market areas. Our commercial real estate and business loans portfolio provides opportunities to cross sell other banking services. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
We mitigate our risk with regard to commercial real estate and multi-family loans by emphasizing geographic distribution within our market areas and diversification of our exposure to various property types. In addition, our policy for commercial lending generally requires a maximum loan-to-value (“LTV”) ratio of 75% on purchases of existing commercial real estate and 80% on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however, it generally does not exceed 90% for any project.
Our LTV requirements for residential real estate loans vary depending on the loan program. For loans with LTVs in excess of 85%, we require the borrower to obtain private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.

The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$3,784,813	38.1%	$2,713,542	37.3%
Construction	452,799	4.5	348,040	4.8
Business	1,944,838	19.6	1,481,845	20.4
Specialized lending (1)	219,691	2.2	207,749	2.9

Total commercial loans	6,402,141	64.4	4,751,176	65.4
Residential real estate	1,822,130	18.3	1,642,691	22.6
Home equity	1,446,281	14.6	691,069	9.5
Other consumer	267,349	2.7	186,341	2.5

Total loans and leases	9,937,901	100.0%	7,271,277	100.0%

Net deferred costs and unearned discounts	26,619		25,909
Allowance for credit losses	(90,409)		(88,303)

Total loans and leases, net	$9,874,111		$7,208,883

(1)	Includes commercial leases and financed insurance premiums.
Included in the table above are acquired loans with a carrying value of $3.0 billion and $660 million at June 30, 2010 and December 31, 2009, respectively. Such loans were initially recorded at fair value with no carryover of any related allowance for credit losses. At June 30, 2010 and December 31, 2009 there was no allowance for credit losses related to these acquired loans.
During the quarter ended June 30, 2010, we sold loans acquired in the Harleysville merger with a total principal balance of $288 million and a fair value of $160 million. As these loans were recorded at fair value upon acquisition, there was no gain or loss recognized through earnings as a result of the sale.
The table below presents the composition of our loan and lease portfolios by originating branch location at the dates indicated (in thousands):

	Upstate New	Western	Eastern	Total loans
	York	Pennsylvania	Pennsylvania	and leases
June 30, 2010:
Commercial:
Real estate	$2,505,059	$339,266	$940,488	$3,784,813
Construction	367,612	4,790	80,397	452,799
Business	1,090,291	498,997	355,550	1,944,838
Specialized lending	212,058	5,646	1,987	219,691

Total commercial	4,175,020	848,699	1,378,422	6,402,141

Residential real estate	1,541,014	14,708	266,408	1,822,130
Home equity	745,072	46,848	654,361	1,446,281
Other consumer	144,958	62,987	59,404	267,349

Total loans and leases	$6,606,064	$973,242	$2,358,595	$9,937,901

December 31, 2009:
Commercial:
Real estate	$2,414,478	$264,137	$34,927	$2,713,542
Construction	348,040	—	—	348,040
Business	1,013,995	443,091	24,759	1,481,845
Specialized lending	207,749	—	—	207,749

Total commercial	3,984,262	707,228	59,686	4,751,176

Residential real estate	1,635,150	7,541	—	1,642,691
Home equity	674,047	17,022	—	691,069
Other consumer	120,293	66,048	—	186,341

Total loans and leases	$6,413,752	$797,839	$59,686	$7,271,277

Our commercial loan portfolio increased $191 million, or 10% annualized, in Upstate New York and $141 million, or 40% annualized, in Western Pennsylvania during the first six months of 2010, as a result of our continued strategic focus on the portfolio. This increase was concentrated in both commercial real estate loans and business loans. Commercial loan originations, including line of credit advances, increased to $1.3 billion in Upstate New York during the six months ended June 30, 2010, from $1.0 billion during the same period in 2009. Commercial loan originations and line of credit advances totaled $384 million in Western Pennsylvania for the quarter ended June 30, 2010 compared to $326 million for the quarter ended March 31, 2010. Commercial loan originations and line of credit advances totaled $204 million in Eastern Pennsylvania for the quarter ended June 30, 2010.
While we originated $295 million in new residential loans during the first six months of 2010, our residential real estate loan portfolio decreased by $139 million, excluding $318 million acquired in the Harleysville merger, as ongoing consumer preference is for long-term fixed rate products which we generally do not hold in our portfolio. In addition, excluding $87 million acquired in the Harleysville merger, our other consumer loans portfolio decreased as we continue to deemphasize indirect auto lending.
Allowance for Credit Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
The following table presents the activity in our allowance for credit losses for the periods indicated (amounts in thousands):

	Six months ended June 30,
	2010	2009
Balance at beginning of period	$88,303	$77,793
Charge-offs	(23,932)	(13,784)
Recoveries	1,907	883

Net charge-offs	(22,025)	(12,901)
Provision for credit losses	24,131	17,650

Balance at end of period	$90,409	$82,542

Ratio of annualized net charge-offs to average loans outstanding during the period	0.52%	0.40%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.57%	0.55%
The primary indicators of credit quality are the level of our nonaccruing loans as well as the net charge-off ratio which measures net charge-offs as a percentage of average total loans outstanding. For non-acquired loans, we place loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.
The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2010	2009
Nonaccruing loans:
Commercial real estate	$47,648	$37,129
Commercial business	9,869	4,759
Specialized lending	1,783	1,962
Shared national credits	—	11,403
Residential real estate	11,050	9,468
Home equity	3,238	2,330
Other consumer	750	1,510

Total nonaccruing loans	74,338	68,561
Real estate owned	8,559	7,057

Total nonperforming assets	$82,897	$75,618

Acquired loans 90 days past due and accruing interest(1)	$48,221	$—

Total nonaccruing loans to total loans	0.74%	0.94%
Total nonperforming assets to total assets	0.40%	0.52%
Allowance for credit losses to total loans	0.90%	1.20%
Allowance for credit losses to nonaccruing loans	122%	129%

(1)	All such loans represent acquired loans that were originally recorded at fair value. These loans are considered to be performing as we primarily recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows.

Our nonaccruing loans increased $6 million at June 30, 2010 as compared to December 31, 2009. This increase is primarily in our commercial real estate and commercial business portfolios, offset by an $11 million decrease in our shared national credit nonaccrual loans. The balance of shared national credit nonaccrual loans at December 31, 2009 consisted of one credit for which we took a $6 million charge-off in the first quarter of 2010 and sold the remaining balance in the second quarter of 2010 for its $5 million March 31, 2010 carrying value. At June 30, 2010, there were no shared national credits in nonaccrual status.
Our ratio of nonaccruing loans to total loans decreased from 0.94% at December 31, 2009 to 0.74% at June 30, 2010, and our ratio of nonperforming assets to total assets decreased from 0.52% at December 31, 2009 to 0.40% at June 30, 2010, despite the increase in nonaccrual loans and nonperforming assets. These decreases are primarily due to the loans and assets acquired from Harleysville at June 30, 2010, offset by the higher levels of nonaccrual loans and nonperforming assets at June 30, 2010 compared to December 31, 2009. These loans acquired from Harleysville, which were initially recorded at fair value, are considered to be performing as we recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows. At June 30, 2010 and December 31, 2009, the carrying value of loans acquired from Harleysville and NatCity, was $3.0 billion and $660 million, respectively. These acquired loans are also the primary reason for the decrease in the ratio of the allowance for credit losses to total loans, as there was no carryover of the historical Harleysville or NatCity allowance for credit losses related to these loans.
Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) amounted to $37 million and $29 million at June 30, 2010 and December 31, 2009, respectively. Of these balances, $19 million and $12 million were accruing interest at June 30, 2010 and December 31, 2009, respectively. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for a period of six consecutive months.
Certain pass-graded commercial loans may have repayment dates extended at or near original maturity dates in the normal course of business. When such extensions are considered to be concessions and provided as a result of the financial distress of the borrower, these loans are classified as TDRs and impaired. However, if such extensions or other concessions at or near the original maturity date or at any time during the life of a loan are not made as a result of financial distress related to the borrower, such loan would not be classified as a TDR or as an impaired loan. Repayment extensions typically provided in a TDR are for periods of greater than six months. When providing loan modifications because of the financial distress of the borrowers, we consider that, after the modification, the borrower would be in a better position to continue with the payment of principal and interest. While such loans may be collateralized, they are not typically considered to be collateral dependent.
The following table details our net charge-offs by loan category for the periods indicated (in thousands):

	Six months ended
	June 30,
	2010	2009
Commercial:
Real estate	$13,124	$5,410
Business	953	3,038
Specialized lending	895	3,039
Shared national credits	5,945	—

Total commercial	20,917	11,487

Residential real estate	220	111
Home equity	520	448
Other consumer	368	855

	$22,025	$12,901

The increase in our net charge-offs for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of the previously mentioned $6 million charge-off of one shared national credit in the first quarter of 2010, coupled with higher commercial real estate charge-offs, including a $3 million charge-off on a commercial real estate construction loan. All remaining shared national credits are pass-graded and current.
Investment Securities Portfolio
Our investment securities portfolio is comprised primarily of debt securities issued by U.S. government agencies and government sponsored enterprises; mortgage backed securities and collateralized mortgage obligations guaranteed by U.S. government agencies and government sponsored enterprises; and to a lesser extent, non-agency issued collateralized mortgage obligations; and obligations of states and political subdivisions. Portions of our portfolio are utilized to meet pledging requirements for deposits of state and local governments, securities sold under repurchase agreements, and FHLB advances.

The $2.7 billion increase in our investment securities available for sale portfolio to $7.1 billion at June 30, 2010 from December 31, 2009 was primarily attributable to the $946 million of investment securities acquired in the Harleysville merger and our continued investment of our multiple sources of liquidity, including the $1.1 billion in cash we acquired in the Harleysville merger. The majority of the funds were invested in mortgage-backed securities guaranteed by the Government National Mortgage Association. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 3.5 years at June 30, 2010, compared to 2.9 years at December 31, 2009. The increase in the weighted average estimated remaining life is a function of slower expected prepayment speeds and investment purchases at slightly longer average lives.
At June 30, 2010, the pre-tax net unrealized gains on our available for sale investment securities increased to $194 million from $28 million at December 31, 2009. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. The increase in the unrealized net gains was primarily due to market participants requiring a lower rate of return on mortgage-backed securities and collateralized mortgage obligations at June 30, 2010 as compared to December 31, 2009, thereby causing the fair value of our existing mortgage-backed securities and collateralized mortgage obligations to increase.
We have assessed our securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent	Increase
Core deposits:
Savings	$1,274,039	9.3%	$916,854	9.4%	$357,185
Interest-bearing checking	1,729,043	12.5	1,063,065	10.9	665,978
Money market deposits	4,851,504	35.3	3,535,736	36.4	1,315,768
Noninterest-bearing	1,870,004	13.6	1,256,537	12.9	613,467

Total core deposits	9,724,590	70.7	6,772,192	69.6	2,952,398
Certificates	4,033,584	29.3	2,957,332	30.4	1,076,252

Total deposits	$13,758,174	100.0	$9,729,524	100.0	$4,028,650

The table below contains selected information on the composition of our deposits, by originating branch location at the dates indicated (in thousands):

	Upstate New	Western	Eastern	Total
	York	Pennsylvania	Pennsylvania	deposits

At June 30, 2010
Core deposits:
Savings	$890,598	$129,783	$253,658	$1,274,039
Interest-bearing checking	573,659	492,974	662,410	1,729,043
Money market deposits	3,052,018	947,406	852,080	4,851,504
Noninterest-bearing	947,497	476,507	446,000	1,870,004

Total core deposits	5,463,772	2,046,670	2,214,148	9,724,590
Certificates	1,395,526	1,236,197	1,401,861	4,033,584

Total deposits	$6,859,298	$3,282,867	$3,616,009	$13,758,174

At December 31, 2009
Core deposits:
Savings	$796,845	$120,009	$—	$916,854
Interest-bearing checking	537,767	525,298	—	1,063,065
Money market deposits	2,654,865	880,871	—	3,535,736
Noninterest-bearing	795,322	461,215	—	1,256,537

Total core deposits	4,784,799	1,987,393	—	6,772,192
Certificates	1,385,402	1,571,930	—	2,957,332

Total deposits	$6,170,201	$3,559,323	$—	$9,729,524

Our focus on growing low cost profitable relationships and a customer preference for short-term products resulted in a $738 million, or 22% annualized, increase in our core deposits during the first six months of 2010 in Upstate New York and Western Pennsylvania. Money market deposit accounts in our Upstate New York market increased by $397 million, or 30% annualized, as customers continue to migrate towards this product. The maturation of higher rate certificates resulted in a $336 million, or 43% annualized, decrease in certificates of deposit accounts in Western Pennsylvania during the current quarter.
We continue to focus our efforts on growing our municipal deposits, which increased from $987 million at December 31, 2009 to $1.3 billion at June 30, 2010, including $183 million acquired in the Harleysville merger. Excluding these municipal deposits acquired from Harleysville, the 34% annualized increase from December 31, 2009, primarily in money market deposit accounts and certificates of deposit, is due to both seasonal inflow of tax collection payments and new account growth in our Upstate New York market.
Borrowings
During the quarter ended June 30, 2010, we used a portion of the proceeds from our March 2010 issuance of $300.0 million of 6.75% Senior Notes due March 19, 2020 to repay $150.0 million in 12.00% senior notes we issued and NatCity, a subsidiary of The PNC Financial Services Group, Inc., purchased in September 2009.
Short-term borrowings decreased $279 million from December 31, 2009 to June 30, 2010, excluding $296 million in short-term borrowings assumed from Harleysville. Long-term borrowings increased $683 million during that same period, excluding $664 million in long-term borrowings assumed from Harleysville. In late 2009, we had entered into short-term borrowings that matured in 2010. As these borrowings matured, we replaced them with long-term financing, including the above mentioned 6.75% Senior Notes issuance.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

	Three months ended June 30,
	2010			2009
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$4,194,002	$61,924	5.91%	$2,616,106	$37,834	5.78%
Business	1,864,102	23,478	5.05	975,510	10,894	4.48
Specialized lending	215,120	3,537	6.58	183,346	3,122	6.81

Total commercial loans	6,273,224	88,939	5.68	3,774,962	51,850	5.50
Residential	1,900,471	24,571	5.18	1,875,498	24,531	5.24
Home equity	1,374,245	16,516	4.82	649,832	8,122	5.01
Other consumer	260,953	4,308	6.62	136,394	2,575	7.57

Total loans	9,808,893	134,334	5.48	6,436,686	87,078	5.42
Securities and other investments(2)	7,357,441	63,842	3.47	2,540,154	25,109	3.95

Total interest-earning assets	17,166,334	$198,176	4.62%	8,976,840	$112,187	5.00%

Noninterest-earning assets(3)(4)	2,181,754			1,280,328

Total assets	$19,348,088			$10,257,168

Interest-bearing liabilities:
Savings deposits	$1,242,052	$541	0.17%	$797,431	$478	0.24%
Checking deposits	1,675,705	1,062	0.25	510,064	190	0.15
Money market deposits	4,725,441	8,064	0.68	2,323,823	6,825	1.18
Certificates of deposit	4,007,431	11,031	1.10	1,914,353	11,487	2.41
Borrowed funds	2,991,598	19,673	2.63	1,845,462	11,869	2.57

Total interest-bearing liabilities	14,642,227	$40,371	1.10%	7,391,133	$30,849	1.67%

Noninterest-bearing deposits	1,728,853			743,102
Other noninterest-bearing liabilities	277,838			157,130

Total liabilities	16,648,918			8,291,365
Stockholders’ equity(3)	2,699,170			1,965,803

Total liabilities and stockholders’ equity	$19,348,088			$10,257,168

Net interest income (taxable equivalent)		$157,805			$81,338

Net interest rate spread			3.52%			3.33%

Net earning assets	$2,524,107			$1,585,707

Net interest rate margin			3.68%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	117%			121%

	Six months ended June 30,
	2010			2009
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$3,642,202	$105,698	5.82%	$2,589,781	$74,613	5.78%
Business	1,684,322	39,412	4.72	966,069	21,333	4.45
Specialized lending	212,019	6,934	6.54	182,829	6,144	6.72

Total commercial loans	5,538,543	152,044	5.51	3,738,679	102,090	5.48
Residential	1,773,786	46,022	5.20	1,921,280	50,831	5.31
Home equity	1,041,198	25,011	4.84	643,115	16,197	5.08
Other consumer	224,316	8,225	7.39	140,350	5,272	7.57

Total loans	8,577,843	231,302	5.42	6,443,424	174,390	5.43
Securities and other investments(2)	6,453,849	113,100	3.51	2,159,471	45,023	4.17

Total interest-earning assets	15,031,692	$344,402	4.60%	8,602,895	$219,413	5.12%

Noninterest-earning assets(3)(4)	1,927,907			1,246,448

Total assets	$16,959,599			$9,849,343

Interest-bearing liabilities:
Savings deposits	$1,080,622	$849	0.16%	$785,910	$930	0.24%
Checking deposits	1,356,953	1,382	0.21	498,428	381	0.15
Money market deposits	4,210,230	14,343	0.69	2,204,127	13,794	1.26
Certificates of deposit	3,418,887	18,507	1.09	1,962,967	24,788	2.55
Borrowed funds	2,614,574	35,624	2.74	1,677,352	24,145	2.89

Total interest-bearing liabilities	12,681,266	$70,705	1.12%	7,128,784	$64,038	1.81%

Noninterest-bearing deposits	1,488,544			716,497
Other noninterest-bearing liabilities	238,566			152,458

Total liabilities	14,408,376			7,997,739
Stockholders’ equity(3)	2,551,223			1,851,604

Total liabilities and stockholders’ equity	$16,959,599			$9,849,343

Net interest income (taxable equivalent)		$273,697			$155,375

Net interest rate spread			3.48%			3.31%

Net earning assets	$2,350,426			$1,474,111

Net interest rate margin			3.65%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	119%			121%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $118 million, or 76%, in the first half of 2010 compared to the first half of 2009. This increase resulted from a $6.4 billion, or 75%, increase in our average interest-earning assets, a $5.6 billion, or 78%, increase in our interest-bearing liabilities, and a 17 basis point increase in our net interest rate spread. The increase in average interest-earning assets and liabilities was primarily due to the NatCity branch acquisition and Harleysville merger. Our taxable equivalent net interest margin increased 3 basis points to 3.65% for the first six months of 2010 compared to the first six months of 2009, reflecting:
•	More favorable funding mix, resulting in a 69 basis point decrease in the interest rate paid on liabilities, due to a shift from certificates of deposit accounts to lower rate money market and other core deposit accounts.
•	Lower yields earned on earning assets due to the continued low interest rate environment.
•	An increase in average borrowings at a rate 15 basis points lower than the same period in the prior year.
Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $24 million, or 0.57% of average loans, for the six months ended June 30, 2010, compared to $18 million, or 0.55% of average loans, for the six months ended June 30, 2009. The provision charged to income amounted to $11 million, or 0.45% of average loans, for the quarter ended June 30, 2010, compared to $9 million, or 0.55% of average loans, for the quarter ended June 30, 2009 due to the higher level of nonaccrual loans and higher levels of net charge-offs.

Noninterest Income
Noninterest income increased $17 million, or 60%, to $46 million for the quarter ended June 30, 2010, compared to the same quarter in 2009, which was primarily attributable to the 140 Eastern and Western Pennsylvania branch locations we recently acquired. Of the $11 million increase in revenues from fee based banking services, our Eastern and Western Pennsylvania branch locations contributed $4 million and $7 million, respectively. Revenues from wealth management services increased $4 million for the quarter ended June 30, 2010 compared to the same quarter in 2009, of which $2 million and $1 million was attributable to our Eastern and Western Pennsylvania branch locations, respectively.
Noninterest income increased $26 million, or 45%, to $83 million for the six months ended June 30, 2010 compared to the same period in 2009, which was primarily attributable to our additional Pennsylvania branch locations. The $18 million increase in revenues from fee based banking services reflects $4 million and $13 million from our Eastern and Western Pennsylvania branch locations, respectively. These branches also contributed $2 million and $3 million, respectively, to the $5 million increase in revenues from wealth management services.
As a percent of total revenues, our noninterest income decreased to 23% for the quarter ended June 30, 2010 compared to 26% for the same quarter in 2009, and decreased to 24% for the six months ended June 30, 2010 compared to 27% for the same period in 2009. This decrease is reflective of the growth of our net interest income due to the assets acquired in the NatCity branch acquisition and the Harleysville merger.
Noninterest Expense
For the quarter ended June 30, 2010, noninterest expenses increased $90 million to $158 million, compared to the same quarter in 2009, reflecting a $25 million increase in merger and acquisition integration expenses and the impact of more than doubling the number of our branch locations to 255 primarily as a result of our NatCity branch acquisition and merger with Harleysville. Noninterest expenses for the second quarter of 2010 included $28 million in merger and acquisition integration expenses related to our merger with Harleysville, and was comprised of $9 million in salaries and benefits, $4 million in technology and communications, $2 million in occupancy and equipment, $3 million in marketing and advertising, $7 million in professional services, and $3 million in other noninterest expenses. We also contributed $8 million to the First Niagara Bank Foundation during the current quarter to support charitable giving in Eastern Pennsylvania, where the Harleysville branches are located.
Noninterest expenses increased $120 million to $251 million for the six months ended June 30, 2010 from $131 million for the six months ended June 30, 2009 primarily due to a $30 million increase in merger and acquisition integration expenses, the increase in the size of our branch network resulting from our NatCity branch acquisition and merger with Harleysville, and the increase in our supporting infrastructure. Merger and acquisition integration expenses of $34 million for the six months ended June 30, 2010 included $9 million in salaries and benefits, $5 million in technology and communications, $2 million in occupancy and equipment, $4 million in marketing and advertising, $10 million in professional services, and $4 million in other noninterest expenses. We also contributed $8 million to the First Niagara Bank Foundation during the six months ended June 30, 2010 to support charitable giving in Eastern Pennsylvania, where the Harleysville branches are located.
The addition of our Pennsylvania workforce in the third quarter of 2009 and second quarter of 2010 was the primary contributor to the increase in salaries and benefits for both the second quarter of 2010 from the second quarter of 2009 and for the first six months of 2010 from the first six months of 2009. Eastern and Western Pennsylvania salaries for the second quarter of 2010 amounted to $7 million and $8 million, respectively, and for the first six months of 2010 amounted to $7 million and $15 million, respectively. The remaining increase is attributable to infrastructure growth, routine merit increases, and an increase in performance-based incentive compensation. Both occupancy and equipment and technology and communications expenses increased due primarily to the additional Pennsylvania branches and the increase in our supporting infrastructure. Our federal deposit insurance premiums increased $5 million for the first six months of 2010 from the same period in 2009, excluding the $5 million special assessment in the second quarter of 2009, due to the increase in our deposit base through organic growth and acquisition as well as a Federal Deposit Insurance Corporation mandated industry wide increase in the assessment rate.
Our efficiency ratio for the current quarter increased to 78.8% compared to 62.6% for the same quarter in 2009 and increased to 71.4% for the six months ended June 30, 2010 compared to 62.5% for the six months ended June 30, 2009 mainly due to merger and acquisition integration expenses. Excluding merger and acquisition integration expenses in 2010 and 2009, the $8 million charitable contribution to the First Niagara Bank Foundation in 2010, and the $3 million litigation settlement in 2009, our efficiency ratio remained nearly unchanged at 60.9% for the quarter ended June 30, 2010 compared to 60.5% for the same quarter in 2009, and at 59.5% for the six months ended June 30, 2010 compared to 59.2% for the same period in 2009. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The consistency in this ratio reflects our ability to grow organically and by acquisition in an efficient manner.

Income Taxes
Our effective tax rate for the six months ended June 30, 2010 increased to 36.0% compared to 35.1% for the same period in the prior year, primarily due to the reduction of our state deferred tax asset to reflect the apportionment of our income between Pennsylvania and New York resulting from the Harleysville merger. Excluding this reduction of our state deferred tax asset, our effective tax rate would have been 35.1% for the six months ended June 30, 2010. Our effective tax rate for the three months ended June 30, 2010 increased to 36.7% compared to 34.5% for the same period in the prior year. Excluding the reduction of our state deferred tax asset, our effective tax rate would have been 34.4% for the three months ended June 30, 2010.
CAPITAL RESOURCES
During the first six months of 2010, our stockholders’ equity increased $400 million due primarily to our merger with Harleysville. Other contributing factors included net income of $49 million and $100 million in net unrealized gains, net of taxes, on our securities available for sale arising during the quarter. These amounts were partially offset by common stock dividends paid during the quarter. For the six months ended June 30, 2010, we declared common stock dividends of $0.28 per share, or $55 million, representing a payout ratio of 112%.
At June 30, 2010, we held 6.1 million shares of our common stock as treasury shares. While we did not make any repurchases of our common stock during the first six months of 2010, we currently have authorization from our Board of Directors to repurchase up to 21 million shares of our common stock as part of our capital management initiatives. We issued 530 thousand shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first six months of 2010. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.
On April 29, 2010, we amended our certificate of incorporation increasing our authorized common shares from 250 million to 500 million. This increase was approved by our stockholders at our Annual Meeting on April 27, 2010.
The capital ratios for First Niagara Bank, N.A. continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Bank’s ratios as of June 30, 2010. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

					To be well capitalized
			Minimum		under prompt corrective
	Actual		capital adequacy		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$1,282,474	7.10%	722,552	4.00%	$903,190	5.00%
Tier 1 risk based capital	1,282,474	11.59	442,769	4.00	664,154	6.00
Total risk based capital	1,373,036	12.40	885,538	8.00	1,106,923	10.00
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures, on a consolidated basis, to be meaningful measures of capital quality. Tangible common equity to tangible assets represents common stockholders’ equity less goodwill of $1.0 billion and $879 million at June 30, 2010 and December 31, 2009, respectively, and core deposit and other intangibles of $90 million and $56 million at June 30, 2010 and December 31, 2009, respectively, divided by total assets less goodwill and core deposit and other intangibles. This ratio decreased to 8.62% at June 30, 2010, compared to 10.54% at December 31, 2009. Tangible common equity to risk-weighted assets represents common stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. This ratio decreased to 15.1% at June 30, 2010 from 17.8% at December 31, 2009.
LIQUIDITY
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating and investing activities.
•	Meet increases in demand for loans and other assets.
•	Provide for decreases in deposits.
•	Minimize excess balances in lower yielding asset accounts.
We obtain our liquidity from multiple sources, including deposit balances, cash generated by our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities.
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
As of June 30, 2010, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $333 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At June 30, 2010, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $3.1 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $1.8 billion at June 30, 2010 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $896 million at June 30, 2010 and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $194 million at June 30, 2010 and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we were committed to sell $143 million in residential mortgages at June 30, 2010.
We have a total borrowing capacity of up to $7.7 billion from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $3.3 billion was utilized as of June 30, 2010. In order to provide us with an alternative funding source and to repay the $150 million, 12% senior notes we had issued and NatCity purchased, in March of 2010 we issued $300 million of 6.75% Senior Notes due March 19, 2020.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at June 30, 2010 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through
	year	five years	After five years	Total
Commercial:
Real estate	$1,788,064	$1,772,888	$223,861	$3,784,813
Construction	432,928	15,289	4,582	452,799
Business	1,511,635	350,950	82,253	1,944,838
Specialized lending	111,494	107,653	544	219,691

Total commercial	3,844,121	2,246,780	311,240	6,402,141
Residential real estate	549,801	763,591	508,738	1,822,130
Home equity	856,150	322,715	267,416	1,446,281
Other consumer	101,228	83,219	82,902	267,349

Total loans and leases	$5,351,300	$3,416,305	$1,170,296	$9,937,901

For the loans reported in the preceding table, the following sets forth at June 30, 2010, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2011 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$900,408	$1,096,341	$1,996,749
Construction	383,371	49,832	433,203
Business	19,871	—	19,871
Specialized lending	108,197	—	108,197

Total commercial	1,411,847	1,146,173	2,558,020
Residential real estate	1,207,227	65,102	1,272,329
Home equity	590,131	—	590,131
Other consumer	166,121	—	166,121

Total loans and leases	$3,375,326	$1,211,275	$4,586,601

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
Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2010 has been funded primarily by liquidity obtained in the NatCity acquisition and Harleysville merger.
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
Most of the yields on our earning assets, including floating-rate loans and investments, and the rates we pay on interest-bearing deposits and liabilities are related to market interest rates. Interest rate risk occurs when the interest income (yields) we earn on our assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.
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
The following table shows the estimated impact on net interest income for the next 12 months resulting from potential changes in interest rates. The calculated changes assume a gradual parallel shift across the yield curve over the next 12 months. The effects of changing the yield curve slope are not considered in the analysis, nor do we consider changes in the spread relationships between various indices which impact our net interest income. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions (amounts in thousands):

	Calculated decrease at June 30, 2010
Changes in interest rates(1)	Net interest income	% change
	(in thousands)
+200 basis points	$(2,830)	(0.44)%
+100 basis points	(2,020)	(0.31)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at June 30, 2010, therefore, the calculation of the effect of a decrease in interest rates is not measurable.
ITEM 4. Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2010 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2010.
During the quarter ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In late July and early August 2009, four shareholder derivative actions were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, naming Harleysville and its directors as defendants: Valerius v. Geraghty, et al.; Silver v. Bergey, et al.; Davis v. Geraghty, et al.; and Forbes v. Geraghty, et al. Each of these actions charges Harleysville and its directors with breaching their fiduciary duties to Harleysville stockholders by failing to negotiate a fair price for Harleysville stock in connection with the merger. In addition, the plaintiffs claim that the process leading to the merger was unfair. As pleaded, the complaints seek to enjoin and/or rescind the merger, an award of attorneys’ fees and costs, and various additional relief. Because the merger was consummated on April 9, 2010, the plaintiffs’ requests to enjoin the merger have been mooted. The cases are currently stayed, and no discovery has taken place. We intend to move to dismiss the complaints. We believe that the claims in the complaints are without merit. Complaints making similar claims were also filed in the Court of Common Pleas, Montgomery County, Pennsylvania and in the United States District Court, Eastern District of Pennsylvania; however, all of those cases were voluntarily withdrawn by the plaintiffs.
ITEM 1A. Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2009 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Not applicable.
b) Not applicable.
c) We did not repurchase any shares of our common stock during the second quarter of 2010.

ITEM 3. Defaults Upon Senior Securities
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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: August 9, 2010	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)