Form 10-K/A
period 2009-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2010-09-15
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”
Explanatory Note
This Amendment No. 1 on Form 10-K/A is made to include information required by Item 404(a) of Regulation S-K for loans or extensions of credit in excess of $120,000 to executive officers and directors.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the original filing, and First Niagara Financial Group, Inc. has not updated the disclosure contained therein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with First Niagara Financial Group, Inc’s. other filings made with the United States Securities Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference, as supplemented by the following information.

2

The schedule below sets forth the information required by subparagraphs (1) through (6) of Item 404(a) with respect to the loans or extensions of credit in excess of $120,000 to executive officers and directors. With the exception of mortgage loans, all other credit extended to employees and directors is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to us. Because mortgage loans are the only loans that we extend to executive officers, directors and employees on terms that are not substantially the same as those prevailing for comparable loans where the person is not related to us, the table below includes information only with respect to mortgage loans. All of our directors and employees, including executive officers, are eligible to receive a 1% interest rate discount on residential mortgage loans for home purchases and a 0.5% interest rate discount on refinanced residential mortgage loans. One mortgage loan was extended to an executive officer during 2009 which amounted to $275,000.

		Credit	Maximum	Principal	Amount	Interest	Interest
		extended	indebtedness	repaid	outstanding	paid	incurred	Interest
Related person	Relationship	during 2009	during 2009(1)	during 2009	12/31/09	during 2009	during 2009	rate
Bowers, G. Thomas	Director	$—	$737,079	$16,026	$721,053	$38,191	$38,191	5.250%
Cantara, Daniel	Executive officer	—	305,039	19,693	285,346	12,162	12,162	4.125%
Harrington, Michael	Executive officer	—	223,918	5,425	218,493	9,689	9,689	4.375%
Koelmel, John R.	Executive officer & director	—	577,450	12,859	564,591	29,200	29,200	5.125%
Little, J. Lanier	Executive officer	275,000	275,000	2,397	272,603	6,213	6,213	4.000%
Polino, Frank	Executive officer	—	269,874	4,570	265,304	13,725	13,725	5.125%

Total		$275,000	$2,388,360	$60,970	$2,327,390	$109,180	$109,180

(1)	All loans are residential mortgage loans secured by a first mortgage on a residential property
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: September 15, 2010	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel John R. Koelmel	Director, President & CEO (Principal Executive Officer)	September 15, 2010

/s/ Michael W. Harrington Michael W. Harrington	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 15, 2010

4