Form 10-Q
period 2010-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2010-11-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of November 1, 2010, there were issued and outstanding 209,099,027 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and cash equivalents	$315,608	$236,268
Investment securities:
Available for sale, at fair value (amortized cost of $7,129,924 and $4,393,199 in 2010 and 2009)	7,341,505	4,421,678
Held to maturity, at amortized cost (fair value of $1,172,182 and $1,106,650 in 2010 and 2009)	1,125,184	1,093,552
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	171,814	79,014
Loans held for sale	50,092	32,270
Loans and leases, net of allowance for credit losses of $94,532 and $88,303 in 2010 and 2009	9,978,952	7,208,883
Bank owned life insurance	228,723	132,414
Premises and equipment, net	209,508	156,213
Goodwill	1,012,815	879,107
Core deposit and other intangibles, net	86,631	56,277
Other assets	350,708	289,157

Total assets	$20,871,540	$14,584,833

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$13,395,183	$9,729,524
Short-term borrowings	1,634,481	1,674,761
Long-term borrowings	2,708,639	627,519
Other liabilities	326,676	179,368

Total liabilities	18,064,979	12,211,172

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized in 2010 and 2009; 215,105,566 and 194,810,261 shares issued in 2010 and 2009	2,151	1,948
Additional paid-in capital	2,428,555	2,128,196
Retained earnings	361,844	352,948
Accumulated other comprehensive income, net of taxes	117,331	2,514
Common stock held by employee stock ownership plan; 2,683,354 and 2,874,196 shares in 2010 and 2009	(21,155)	(22,382)
Treasury stock, at cost; 6,046,959 and 6,595,500 shares in 2010 and 2009	(82,165)	(89,563)

Total stockholders’ equity	2,806,561	2,373,661

Total liabilities and stockholders’ equity	$20,871,540	$14,584,833

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income:
Loans and leases	$131,862	$89,856	$362,006	$263,742
Investment securities and other	68,774	38,932	178,262	81,659

Total interest income	200,636	128,788	540,268	345,401

Interest expense:
Deposits	19,244	16,266	54,325	56,159
Borrowings	20,113	13,600	55,737	37,745

Total interest expense	39,357	29,866	110,062	93,904

Net interest income	161,279	98,922	430,206	251,497
Provision for credit losses	11,000	15,000	35,131	32,650

Net interest income after provision for credit losses	150,279	83,922	395,075	218,847

Noninterest income:
Banking services	21,007	12,499	58,543	32,522
Insurance and benefits consulting	13,573	12,172	38,504	37,884
Wealth management services	5,939	1,848	14,898	5,900
Lending and leasing	6,365	2,950	13,777	7,174
Bank owned life insurance	2,067	1,301	5,267	3,931
Other	554	2,454	1,514	3,047

Total noninterest income	49,505	33,224	132,503	90,458

Noninterest expense:
Salaries and employee benefits	68,603	42,223	180,921	110,629
Occupancy and equipment	15,582	7,620	38,911	19,987
Technology and communications	12,769	6,095	32,821	16,499
Marketing and advertising	5,782	2,550	15,005	7,663
Professional services	4,426	1,481	10,990	3,990
Amortization of intangibles	5,453	2,266	14,011	6,004
Federal deposit insurance premiums	4,630	3,854	13,052	12,333
Merger and acquisition integration expenses	1,916	23,354	35,750	27,458
Charitable contributions	474	5,169	9,483	5,525
Other	12,974	6,108	33,050	21,864

Total noninterest expense	132,609	100,720	383,994	231,952

Income before income taxes	67,175	16,426	143,584	77,353
Income taxes	21,579	5,495	49,086	26,880

Net income	45,596	10,931	94,498	50,473
Preferred stock dividend and discount accretion	—	—	—	12,046

Net income available to common stockholders	$45,596	$10,931	$94,498	$38,427

Earnings per share:
Basic	$0.22	$0.07	$0.48	$0.29
Diluted	$0.22	$0.07	$0.47	$0.29

Weighted average common shares outstanding:
Basic	205,821	146,834	198,378	134,022
Diluted	206,058	147,184	198,686	134,386

Dividends per common share	$0.14	$0.14	$0.42	$0.42
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$45,596	$10,931	$94,498	$50,473

Other comprehensive income, net of income taxes:
Net unrealized gains on securities available for sale arising during the period	14,150	30,994	114,366	46,773
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	162	(116)	332	77
Amortization of net loss related to pension and post-retirement plans	161	190	119	568

Total other comprehensive income	14,473	31,068	114,817	47,418

Total comprehensive income	$60,069	$41,999	$209,315	$97,891

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

					Accumulated	Common
			Additional		other	stock
		Common	paid-in	Retained	comprehensive	held by	Treasury
		stock	capital	earnings	income	ESOP	stock	Total

Balances at January 1, 2010		$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661
Net income		—	—	94,498	—	—	—	94,498
Total other comprehensive income, net		—	—	—	114,817	—	—	114,817
Acquisition of Harleysville National Corporation (20,295,305 shares)		203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax		—	(614)	—	—	—	—	(614)
ESOP shares committed to be released (190,842 shares)		—	838	—	—	1,227	—	2,065
Stock-based compensation expense		—	4,066	—	—	—	—	4,066
Excess tax benefit from stock-based compensation		—	827	—	—	—	—	827
Exercise of stock options and restricted stock activity (548,541 shares)		—	(4,458)	(1,888)	—	—	7,398	1,052
Common stock dividend of $0.42 per share		—	—	(83,714)	—	—	—	(83,714)

Balances at September 30, 2010		$2,151	$2,428,555	$361,844	$117,331	$(21,155)	$(82,165)	$2,806,561

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total

Balances at January 1, 2009	$176,719	$1,254	$1,326,159	$369,671	$(29,429)	$(23,843)	$(93,268)	$1,727,263
Net income	—	—	—	50,473	—	—	—	50,473
Total other comprehensive income, net	—	—	—	—	47,418	—	—	47,418
Proceeds from follow-on stock offering, net of related expenses (31,050,000 shares)	—	694	801,521	—	—	—	—	802,215
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares committed to be released (173,099 shares)	—	—	640	—	—	1,136	—	1,776
Stock-based compensation expense	—	—	3,735	—	—	—	—	3,735
Excess tax expense from stock-based compensation	—	—	(65)	—	—	—	—	(65)
Exercise of stock options and restricted stock activity (198,160 shares)	—	—	(2,571)	(763)	—	—	2,831	(503)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Cumulative preferred stock dividend	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividend of $0.42 per share	—	—	—	(57,243)	—	—	—	(57,243)

Balances at September 30, 2009	$—	$1,948	$2,126,719	$350,092	$17,989	$(22,707)	$(90,437)	$2,383,604

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$94,498	$50,473
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of fees and discounts, net	(1,400)	15,963
Provision for credit losses	35,131	32,650
Depreciation of premises and equipment	17,242	9,451
Amortization of intangibles	14,011	6,004
Originations of loans held for sale	(441,777)	(364,602)
Proceeds from sales of loans held for sale	426,098	342,926
ESOP and stock-based compensation expense	6,131	5,511
Deferred income tax expense	29,785	3,625
Income from bank owned life insurance	(5,267)	(3,931)
Other, net	40,711	29,635

Net cash provided by operating activities	215,163	127,705

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	583,549	1,043,918
Proceeds from sale of securities available for sale	122,655	995
Principal payments received on securities available for sale	714,094	400,635
Purchases of securities available for sale	(3,227,060)	(3,354,707)
Principal payments received on securities held to maturity	165,949	18,384
Purchases of securities held to maturity	(204,629)	(1,105,937)
Net increase in loans and leases	(181,475)	(47,869)
Acquisitions, net of cash and cash equivalents	1,144,427	3,083,547
Other, net	(55,586)	(5,790)

Net cash used in investing activities	(938,076)	33,176

Cash flows from financing activities:
Net (decrease) increase in deposits	(255,127)	17,646
Repayments of short-term borrowings, net	(457,494)	(166,451)
Proceeds from long-term borrowings	1,746,534	150,000
Repayments of long-term borrowings	(150,000)	(7,135)
Proceeds from exercise of stock options	1,216	305
Excess tax benefit (expense) from stock-based compensation	827	(65)
Issuance of common stock in follow-on stock offering, net	—	802,215
Repurchase of common stock warrant	—	(2,700)
Redemption of preferred stock	—	(184,011)
Dividends paid on cumulative preferred stock	—	(4,754)
Dividends paid on common stock	(83,703)	(57,239)

Net cash provided by financing activities	802,253	547,811

Net increase in cash and cash equivalents	79,340	708,692
Cash and cash equivalents at beginning of period	236,268	114,551

Cash and cash equivalents at end of period	$315,608	$823,243

Supplemental disclosures
Cash paid during the period for:
Income taxes	$30,209	$28,681
Interest expense	125,886	92,838
Acquisition of noncash assets and liabilities:
Assets acquired	4,153,049	911,610
Liabilities assumed	4,998,057	3,974,134
Other noncash transactions:
Loans transferred to other real estate owned	5,107	8,207
Securities available for sale purchased not settled	15,479	99,793
Capital lease obligation	—	11,928
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K, as amended. Results for the nine months ended September 30, 2010 do not necessarily reflect the results that may be expected for the year ending December 31, 2010. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Acquisition
Harleysville National Corporation
On April 9, 2010, the Company acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank and Trust Company’s 83 branch locations across nine Eastern Pennsylvania counties. Under the terms of the merger agreement, Harleysville stockholders received 0.474 shares of First Niagara Financial Group, Inc. common stock in exchange for each share of Harleysville common stock, resulting in us issuing 20.3 million common shares of First Niagara Financial Group, Inc. common stock with an acquisition date fair value of $298.7 million. Also under the terms of the merger agreement, Harleysville employees became 100% vested in any Harleysville stock options they held. These options had a fair value of $1.1 million on the date of acquisition. The merger with Harleysville enabled us to expand into the Eastern Pennsylvania market, improve our core deposit base, and add additional scale in banking operations.
The results of Harleysville’s operations are included in our Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$298,747
Cash in lieu of fractional shares paid to Harleysville stockholders	41
Fair value of Harleysville employee stock options	1,115

Total consideration paid	$299,903

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$1,148,704
Investment securities available for sale	945,570
Loans	2,644,256
Federal Home Loan Bank common stock	42,992
Bank owned life insurance	91,042
Premises and equipment	44,511
Core deposit intangible	42,200
Other assets	205,692
Deposits	(3,953,333)
Borrowings	(960,259)
Other liabilities	(82,361)

Total identifiable net assets	169,014

Goodwill	130,889

$299,903

The above recognized amount of loans, at fair value, is a preliminary estimate and is subject to adjustment but is not expected to be materially different than the amount shown.
We estimated the fair value for most loans acquired from Harleysville by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Harleysville’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. Information about the acquired Harleysville loan portfolio as of April 9, 2010 is as follows:

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
The fair value of savings and transaction deposit accounts acquired from Harleysville was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The projected cash flows from maturing certificates were calculated based on contractual rates. The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.
The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.
Direct costs related to the Harleysville acquisition were expensed as incurred. During the nine months ended September 30, 2010, we incurred $34.4 million in merger and acquisition integration expenses related to the Harleysville transaction, including $9.5 million in salaries and benefits, $5.7 million in technology and communications, $1.3 million in occupancy and equipment, $4.1 million in marketing and advertising, $10.8 million in professional services, and $3.0 million in other noninterest expenses.
The following table presents financial information regarding the former Harleysville operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2010. The amounts presented do not include merger and acquisition costs or a $7.5 million contribution to First Niagara Bank Foundation in support of charitable giving in Eastern Pennsylvania.

The following table also presents unaudited pro forma information as if the acquisition of Harleysville had occurred on January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2009. In particular, $34.4 million of merger and acquisition integration costs incurred by us during the nine months ended September 30, 2010 were not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2009 and cost savings are not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2010 and 2009. In addition, the pro forma results for the nine months ended September 30, 2009 do not reflect any adjustment to eliminate Harleysville’s historical goodwill impairment charge of $214.5 million. The unaudited pro forma information for the nine months ended September 30, 2009 also does not include any amounts related to the September 2009 National City Bank (“NatCity”) branch acquisition as it did not represent the acquisition of a business which has continuity both before and after the acquisition and for which financial statements are available or relevant.

	Actual from	Pro forma
	acquisition date through	Nine months ended September 30,
	September 30, 2010	2010	2009

Net interest income	$86,121	$464,667	$380,524
Noninterest income	16,875	145,818	140,603
Net income (loss)(1)	27,565	86,714	(172,981)

Pro forma earnings (loss) per share(1):
Basic		$0.43	$(1.12)
Diluted		0.42	(1.12)

(1)	Pro forma net loss and loss per share for the nine months ended September 30, 2009 include the $215 million goodwill impairment recorded by Harleysville prior to the merger with the Company.
NewAlliance Bancshares, Inc.
On August 19, 2010, the Company and NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, jointly announced a definitive merger agreement under which NewAlliance will merge into the Company. At September 30, 2010, NewAlliance had total assets of approximately $8.8 billion, including $5.0 billion in loans, and deposits of approximately $5.1 billion in 88 bank branches across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. Under the terms of the merger agreement, as amended, each outstanding share of NewAlliance common stock will be converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof, subject to adjustment, election and allocation procedures described in the merger agreement, as amended. The cash price will remain fixed while the value of the stock consideration will likely change prior to closing due to fluctuations in the market price of common stock of the Company. In addition, under the terms of the merger agreement, as amended, each NewAlliance employee stock option will automatically vest and convert into an option to purchase 1.10 shares of Company common stock, with an exercise price equal to the NewAlliance stock option exercise price divided by 1.10. The merger is expected to be completed in the second quarter of 2011 and is subject to the approvals of NewAlliance stockholders and the applicable regulatory agencies. During the quarter ended September 30, 2010, we incurred $1.1 million in merger and acquisition expenses related to the merger with NewAlliance.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and approximate fair value of our investment securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$532,393	$10,952	$(304)	$543,041
U.S. government sponsored enterprises	201,522	5,837	—	207,359
Corporate	93,988	1,395	(950)	94,433

Total debt securities	827,903	18,184	(1,254)	844,833

Residential mortgage-backed securities:
Government National Mortgage Association	81,066	2,631	—	83,697
Federal National Mortgage Association	184,900	7,057	(8)	191,949
Federal Home Loan Mortgage Corporation	136,209	5,413	(10)	141,612

Collateralized mortgage obligations:
Government National Mortgage Association	4,658,503	145,024	(625)	4,802,902
Federal National Mortgage Association	608,859	19,053	(190)	627,722
Federal Home Loan Mortgage Corporation	465,900	14,156	(119)	479,937
Non-agency issued	140,852	3,780	(1,304)	143,328

Total collateralized mortgage obligations	5,874,114	182,013	(2,238)	6,053,889

Total mortgage-backed securities	6,276,289	197,114	(2,256)	6,471,147

Asset-backed securities	2,826	—	(19)	2,807
Other	22,276	500	(58)	22,718

Total securities available for sale	$7,129,294	$215,798	$(3,587)	$7,341,505

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$523,742	$20,153	$—	$543,895
Federal National Mortgage Association	284,435	11,628	—	296,063
Federal Home Loan Mortgage Corporation	317,007	15,217	—	332,224

Total securities held to maturity	$1,125,184	$46,998	$—	$1,172,182

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$416,847	$6,037	$(40)	$422,844
U.S. government sponsored enterprises	340,806	190	(1,164)	339,832
Corporate	3,395	40	(1,222)	2,213

Total debt securities	761,048	6,267	(2,426)	764,889

Residential mortgage-backed securities:
Government National Mortgage Association	30,906	170	(243)	30,833
Federal National Mortgage Association	101,578	3,471	(10)	105,039
Federal Home Loan Mortgage Corporation	59,527	3,229	(10)	62,746

Collateralized mortgage obligations:
Government National Mortgage Association	1,977,458	15,319	(15,896)	1,976,881
Federal National Mortgage Association	692,614	14,290	(1,647)	705,257
Federal Home Loan Mortgage Corporation	590,172	12,604	(753)	602,023
Non-agency issued	173,080	1,344	(7,145)	167,279

Total collateralized mortgage obligations	3,433,324	43,557	(25,441)	3,451,440

Total mortgage-backed securities	3,625,335	50,427	(25,704)	3,650,058

Asset-backed securities	3,165	—	(98)	3,067
Other	3,651	13	—	3,664

Total securities available for sale	$4,393,199	$56,707	$(28,228)	$4,421,678

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$467,473	$4,792	$(455)	$471,810
Federal National Mortgage Association	319,190	4,195	(107)	323,278
Federal Home Loan Mortgage Corporation	306,889	4,673	—	311,562

Total securities held to maturity	$1,093,552	$13,660	$(562)	$1,106,650

The table below details certain information regarding our investment securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$25,182	$(304)	$—	$—	$25,182	$(304)
Corporate	5,360	(87)	775	(863)	6,135	(950)

Total debt securities	30,542	(391)	775	(863)	31,317	(1,254)

Residential mortgage-backed securities:
Federal National Mortgage Association	3,756	(8)	—	—	3,756	(8)
Federal Home Loan Mortgage Corporation	453	(10)	—	—	453	(10)

Collateralized mortgage obligations:
Government National Mortgage Association	180,702	(625)	—	—	180,702	(625)
Federal National Mortgage Association	14,760	(190)	—	—	14,760	(190)
Federal Home Loan Mortgage Corporation	13,319	(119)	—	—	13,319	(119)
Non-agency issued	4,393	(60)	36,090	(1,244)	40,483	(1,304)

Total collateralized mortgage obligations	213,174	(994)	36,090	(1,244)	249,264	(2,238)

Total mortgage-backed securities	217,383	(1,012)	36,090	(1,244)	253,473	(2,256)

Asset-backed securities	—	—	2,807	(19)	2,807	(19)
Other	1,297	(58)	—	—	1,297	(58)

Total securities available for sale in an unrealized loss position	$249,222	$(1,461)	$39,672	$(2,126)	$288,894	$(3,587)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$11,268	$(26)	$1,260	$(14)	$12,528	$(40)
U.S. government sponsored enterprises	261,543	(1,164)	—	—	261,543	(1,164)
Corporate	70	(2)	410	(1,220)	480	(1,222)

Total debt securities	272,881	(1,192)	1,670	(1,234)	274,551	(2,426)

Residential mortgage-backed securities:
Government National Mortgage Association	19,987	(86)	8,269	(157)	28,256	(243)
Federal National Mortgage Association	116	(1)	551	(9)	667	(10)
Federal Home Loan Mortgage Corporation	87	(1)	412	(9)	499	(10)

Collateralized mortgage obligations:
Government National Mortgage Association	875,059	(15,896)	—	—	875,059	(15,896)
Federal National Mortgage Association	47,705	(1,647)	—	—	47,705	(1,647)
Federal Home Loan Mortgage Corporation	69,198	(753)	—	—	69,198	(753)
Non-agency issued	46,294	(772)	73,607	(6,373)	119,901	(7,145)

Total collateralized mortgage obligations	1,038,256	(19,068)	73,607	(6,373)	1,111,863	(25,441)

Total mortgage-backed securities	1,058,446	(19,156)	82,839	(6,548)	1,141,285	(25,704)

Asset-backed securities	—	—	3,067	(98)	3,067	(98)

Total securities available for sale in an unrealized loss position	$1,331,327	$(20,348)	$87,576	$(7,880)	$1,418,903	$(28,228)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$51,389	$(455)	$—	$—	$51,389	$(455)
Federal National Mortgage Association	38,216	(107)	—	—	38,216	(107)

Total securities held to maturity in an unrealized loss position	$89,605	$(562)	$—	$—	$89,605	$(562)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Non-Agency Collateralized Mortgage Obligations
Our non-agency collateralized mortgage obligations (“CMO”) portfolio consists primarily of investment grade securities at September 30, 2010, as 88% of this portfolio is rated investment grade, and 80% is rated A- or higher. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.
At September 30, 2010, of the 18 non-agency CMOs in an unrealized loss position, nine were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 38 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at September 30, 2010 and December 31, 2009 and determined that the declines in fair value below amortized cost were temporary. We believe the initial decline in fair value below amortized cost was caused by the significant widening in liquidity spreads during the financial crisis. As market conditions have stabilized, those spreads have begun to normalize; however, sufficient volatility remained in the market place preventing a full retracement in liquidity spreads and a subsequent return of our amortized cost basis at period end. In making the determination that the impairment was temporary we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized costs, the securities’ credit ratings, the delinquency or default rates of the underlying collateral and levels of credit enhancement. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity in the non-agency CMO market.

Scheduled contractual maturities of our investment securities at September 30, 2010 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$156,544	$157,238
After one year through five years	316,028	326,375
After five years through ten years	282,161	287,137
After ten years	73,170	74,083

Total debt securities	827,903	844,833
Asset-backed securities	2,826	2,807
Mortgage-backed securities	7,401,473	7,643,329
Other	22,276	22,718

	$8,254,478	$8,513,687

While the contractual maturities of our mortgage-backed securities, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed, asset-backed, and other securities that we own. The weighted average estimated remaining life of our securities available for sale was 3.4 years at September 30, 2010, as compared to 2.9 years at December 31, 2009.
Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	September 30,	December 31,
	2010	2009
Commercial:
Real estate	$3,846,101	$2,713,542
Construction	437,321	348,040
Business	2,043,738	1,481,845
Specialized lending(1)	226,941	207,749

Total commercial	6,554,101	4,751,176

Residential real estate	1,752,078	1,642,691
Home equity	1,470,619	691,069
Other consumer	270,578	186,341

Total loans and leases	10,047,376	7,271,277

Net deferred costs and unearned discounts	26,108	25,909
Allowance for credit losses	(94,532)	(88,303)

Total loans and leases, net	$9,978,952	$7,208,883

(1)	Includes commercial leases and financed insurance premiums.

The outstanding principal balance and the related carrying amount of the acquired Harleysville loans and the loans we acquired from NatCity in September 2009 included in our Consolidated Statements of Condition at the dates indicated are as follows:

	September 30,	December 31,
	2010	2009

Outstanding principal balance	$2,932,883	$697,699
Carrying amount	2,833,545	660,426
The following table presents changes in the accretable discount on loans acquired in the NatCity and Harleysville acquisitions for the nine months ended September 30, 2010:

Balance at December 31, 2009	$(79,388)
Harleysville acquisition	(412,702)
Accretion	92,514

Balance at September 30, 2010	$(399,576)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Nine months ended September 30,
	2010	2009

Balance at beginning of period	$88,303	$77,793
Charge-offs	(31,512)	(28,761)
Recoveries	2,610	1,395
Provision for credit losses	35,131	32,650

Balance at end of period	$94,532	$83,077

The following table details additional information on our loans as of September 30:

	2010	2009
Nonaccrual loans	$94,180	$66,806

Year to date interest income that would have been recorded if nonaccrual loans had been performing in accordance with original terms	4,392	733

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	47,029	20,392

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring accruing interest	18,932	6,916

Loans 90 days past due and accruing interest (1)	56,716	—

(1)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we primarily recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows.

The following table details the amount of impaired loans with no related allowance for credit losses, as well as the amount of impaired loans for which there is a related allowance for credit losses as of September 30, 2010 and December 31, 2009. Loans with no related allowance for credit losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value.

	September 30, 2010		December 31, 2009
		Related		Related
	Impaired	allowance for	Impaired	allowance for
	loans	credit losses	loans	credit losses
Impaired loans with no related allowance for credit losses	$24,476	$—	$696	$—
Impaired loans with a related allowance for credit losses	49,958	10,994	54,248	9,170

Total impaired loans	$74,434	$10,994	$54,944	$9,170

The difference between total nonaccrual loans and impaired loans in the tables above is primarily due to nonaccruing smaller balance homogeneous loans (primarily residential real estate, home equity, and other consumer loans) which are not evaluated individually for impairment, unless they are restructured in a troubled debt restructuring.
Note 4. Borrowings
In connection with our April 9, 2010 merger with Harleysville, we acquired six statutory trust affiliates (the “Trusts”). The Trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the holding company totaling $105.5 million at September 30, 2010. Each Trust’s preferred securities represent undivided beneficial interests in the assets of the Trusts. The carrying value of the trust preferred subordinated debentures, net of the unamortized fair value adjustment of approximately $28.2 million from the merger with Harleysville, is $80.6 million at September 30, 2010. We own all of the common securities of the Trusts and have accordingly recorded $3.3 million in other assets on our Consolidated Statement of Condition at September 30, 2010 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, and because the Trusts qualify as variable interest entities, the Trusts are not consolidated in our financial statements.
The trust preferred securities require quarterly distributions to the holders of the trust preferred securities at a rate per annum equal to the interest rate on the debentures held by that trust. We have the right to defer payment of interest on the subordinated debentures, at any time or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust securities will also be deferred, and we may not pay dividends or distributions on, or redeem, purchase, or acquire any shares of our common stock.
The trust preferred securities must be redeemed upon the stated maturity dates of the junior subordinated debentures. We may redeem the debentures, in whole but not in part (except for Harleysville National Corporation Statutory Trust II and Willow Grove Statutory Trust I which may be redeemed in whole or in part) at any time within 90 days at the specified special event redemption price following the occurrence of a capital disqualification event, an investment company event or a tax event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval. For Harleysville National Corporation Statutory Trust II, III and IV, East Penn Statutory Trust I and Willow Grove Statutory Trust I, we also may redeem the debentures, in whole or in part, at the stated optional redemption dates (after five years from the issuance date) and quarterly thereafter, subject to regulatory approval if required. The optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date. For Harleysville National Corporation Statutory Trust I, we may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval, if required. The redemption price on February 22, 2011 is equal to 105.1% of the principal amount, and declines annually to 100% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.
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

The following table is a summary of our subordinated debentures at the dates indicated:

	Principal amount of	Stated amount of	Carrying value of
	subordinated	trust preferred	subordinated
	debentures	securities	debentures
September 30, 2010:
Issued to Harleysville National Corporation Statutory Trust I in February 2001, matures in February 2031, interest rate of 10.20% per annum	$5,155	$5,000	$5,429
Issued to Harleysville National Corporation Statutory Trust II in March 2004, matures in April 2034, interest rate of three month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000	16,538
Issued to Harleysville National Corporation Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 LIBOR and thereafter three month plus 1.40% per annum	25,774	25,000	17,786
Issued to Harleysville National Corporation Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 plus 1.28% and thereafter three month LIBOR per annum	23,196	22,500	16,921
Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of three month LIBOR plus 3.10% per annum	8,248	8,000	6,942
Issued to Willow Grove Statutory Trust I in March 2006, matures in June 2036, interest rate of three month LIBOR plus 1.31% per annum	25,774	25,000	16,975
Issued to First Niagara Financial Group Statutory Trust I, matures in June 2034, interest rate of three month LIBOR plus 2.70% per annum	12,372	12,000	12,372

	$121,138	$117,500	$92,963

December 31, 2009:
Issued to First Niagara Financial Group Statutory Trust I, matures in June 2034, interest rate of three month LIBOR plus 2.70% per annum	$12,372	$12,000	$12,372

The carrying value differs from the principal amount of subordinated debentures due to fair value adjustments recorded upon assumption of the subordinated debentures.
Note 5. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates. These financial instruments have been limited to interest rate swap agreements which are entered into with counterparties that meet established credit standards and may contain master netting and bilateral collateral provisions protecting the party at risk.
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
We also act as an interest rate swap counterparty for certain commercial borrowers. In order to mitigate our exposure to these interest rate swaps, we enter into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These interest rate swaps are not accounted for as hedging instruments and are recorded at fair value with any changes in fair value recorded in our Consolidated Statement of Income. In addition, these interest rate swap agreements are entered into simultaneously, mitigating our exposure to interest rate risk. We believe that the credit risk inherent in these contracts is minimal based on our credit standards and the netting and collateral provisions within the interest rate swap agreements.

The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset Derivatives		Liability Derivatives
	Notional		Notional
	amount	Fair value(1)	amount	Fair value(2)
September 30, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$300,000	$103	$66,065	$3,971
Derivatives not designated as hedging instruments:
Interest rate swap agreements	341,178	30,926	341,178	31,155

Total derivatives	$641,178	$31,029	$407,243	$35,126

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,687	$2,218
Derivatives not designated as hedging instruments:
Interest rate swap agreements	206,247	9,629	206,247	9,831

Total derivatives	$206,247	$9,629	$263,934	$12,049

(1)	Included in other assets in our Consolidated Statements of Condition.

(2)	Included in other liabilities in our Consolidated Statements of Condition.
The following tables present information about amounts recognized for our derivative financial instruments for the periods indicated:

	Gain (loss)(1)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$(4)	$—	$(482)	$—

Derivatives not designated as hedging instruments:
Interest rate swap agreements	(570)	(409)	(715)	(230)

(1)	Included in other noninterest income in our Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships:	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive income, net of tax	$162	$(116)	$332	$77
Loss reclassified from accumulated other comprehensive income into income (1)	(382)	(362)	(1,163)	(905)

(1)	Included in interest expense on borrowings in our Consolidated Statements of Income.

Note 6. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$45,596	$10,931	$94,498	$38,427
Less income allocable to unvested restricted stock awards	108	29	232	114

Net income allocable to common stockholders	$45,488	$10,902	$94,266	$38,313

Weighted average common shares outstanding:
Total shares issued	215,106	156,886	207,820	144,212
Unallocated employee stock ownership plan shares	(2,742)	(2,978)	(2,801)	(3,035)
Unvested restricted stock awards	(489)	(400)	(483)	(423)
Treasury shares	(6,054)	(6,674)	(6,158)	(6,732)

Total basic weighted average common shares outstanding	205,821	146,834	198,378	134,022

Incremental shares from assumed exercise of stock options	22	129	104	136

Incremental shares from assumed vesting of restricted stock awards	215	221	204	228

Total diluted weighted average common shares outstanding	206,058	147,184	198,686	134,386

Basic earnings per common share	$0.22	$0.07	$0.48	$0.29

Diluted earnings per common share	$0.22	$0.07	$0.47	$0.29

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	3,319	2,303	1,841	2,681

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
Periodic pension and postretirement cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension plans:
Service cost	$24	$49	$74	$145
Interest cost	1,016	1,006	3,048	3,020
Expected return on plan assets	(789)	(737)	(2,368)	(2,215)
Amortization of unrecognized loss	265	313	797	943

Net pension cost	$516	$631	$1,551	$1,893

Other postretirement plans:
Interest cost	$111	$127	$335	$381
Amortization of unrecognized loss	—	8	—	20
Amortization of unrecognized prior service liability	(16)	(16)	(48)	(48)

Net postretirement cost	$95	$119	$287	$353

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2010
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$543,041	$—	$543,041	$—
U.S. government sponsored enterprises	207,359	—	207,359	—
Corporate	94,433	—	93,549	884

Total debt securities	844,833	—	843,949	884

Residential mortgage-backed securities:
Government National Mortgage Association	83,697	—	83,697	—
Federal National Mortgage Association	191,949	—	191,949	—
Federal Home Loan Mortgage Corporation	141,612	—	141,612	—

Collateralized mortgage obligations:
Government National Mortgage Association	4,802,902	—	4,802,902	—
Federal National Mortgage Association	627,722	—	627,722	—
Federal Home Loan Mortgage Corporation	479,937	—	479,937	—
Non-agency issued	143,328	—	143,328	—

Total collateralized mortgage obligations	6,053,889	—	6,053,889	—

Total mortgage-backed securities	6,471,147	—	6,471,147	—

Asset-backed securities	2,807	—	2,807	—
Other	22,718	—	22,718	—

Total securities available for sale	7,341,505	—	7,340,621	884

Interest rate swaps	31,029	—	31,029	—

Total assets	$7,372,534	$—	$7,371,650	$884

Liabilities:
Interest rate swaps	$35,126	$—	$35,126	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2010.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$422,844	$—	$422,844	$—
U.S. government sponsored enterprises	339,832	—	339,832	—
Corporate	2,213	—	1,733	480

Total debt securities	764,889	—	764,409	480

Residential mortgage-backed securities:
Government National Mortgage Association	30,833	—	30,833	—
Federal National Mortgage Association	105,039	—	105,039	—
Federal Home Loan Mortgage Corporation	62,746	—	62,746	—

Collateralized mortgage obligations:
Government National Mortgage Association	1,976,881	—	1,976,881	—
Federal National Mortgage Association	705,257	—	705,257	—
Federal Home Loan Mortgage Corporation	602,023	—	602,023	—
Non-agency issued	167,279	—	167,279	—

Total collateralized mortgage obligations	3,451,440	—	3,451,440	—

Total mortgage-backed securities	3,650,058	—	3,650,058	—

Asset-backed securities	3,067	—	3,067	—
Other	3,664	—	3,664	—

Total securities available for sale	4,421,678	—	4,421,198	480

Interest rate swaps	9,629	—	9,629	—

Total assets	$4,431,307	$—	$4,430,827	$480

Liabilities:
Interest rate swaps	$12,049	$—	$12,049	$—

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis for the periods indicated were as follows:

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$480	$564
Total gains (losses):
Included in earnings	—	(162)
Included in other comprehensive income	404	66

Balance at end of period	$884	$468

Total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(162)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
We periodically record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral, as described in “Critical Accounting Policies and Estimates” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Allowance for Credit Losses”. In cases where the carrying value of the loan exceeds the fair value of the collateral less estimated costs to sell, an impairment charge is recognized. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. We obtain new appraisals from an appraiser included on a list of certified appraisers approved by our Board of Directors. Updated appraisals are obtained when necessary but at least every 18 to 24 months.
During the nine months ended September 30, 2010, we recorded a $10.7 million net increase to our allowance for credit losses as a result of adjusting the carrying value and estimated fair value of collateral dependent impaired loans to $62.7 million. During the nine months ended September 30, 2009, we recorded an $18.6 million net increase to our allowance for credit losses as a result of adjusting the carrying value and estimated fair value of collateral dependent impaired loans to $24.6 million.
Mortgage Servicing Rights
The fair value of our mortgage servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. We recorded a $0.3 million and $0.8 million and provision for impairment on our MSRs during the nine months ended September 30, 2010 and 2009, respectively, because the carrying value of certain strata of our MSRs exceeded their estimated fair value due to an increase in prepayment speeds.
Real Estate Owned
The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals obtained from third parties. Our appraisal process for real estate owned is similar to our appraisal process for collateral dependent impaired loans. During the nine months ended September 30, 2009, we recorded a reduction to real estate owned of $0.5 million as a result of adjusting the carrying value and estimated fair value of certain real estate owned to $0.8 million. At September 30, 2010, real estate owned was not carried at fair value on a nonrecurring basis as the fair value of each property comprising our real estate owned was not less than its carrying value.
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total
	Total	Level 1	Level 2	Level 3	(losses)
Nine months ended September 30, 2010:
Collateral dependent impaired loans	$62,652	$—	$62,652	$—	$(10,674)
Mortgage servicing rights	10,396	—	—	10,396	(269)

Nine months ended September 30, 2009:
Collateral dependent impaired loans	$24,614	$—	$24,614	$—	$(18,589)
Mortgage servicing rights	5,881	—	—	5,881	(793)
Real estate owned	800	—	800	—	(512)

The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2010		December 31, 2009
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$315,608	$315,608	$236,268	$236,268
Investment securities available for sale	7,341,505	7,341,505	4,421,678	4,421,678
Investment securities held to maturity	1,125,184	1,172,182	1,093,552	1,106,650
Federal Home Loan Bank and Federal Reserve Bank common stock	171,814	171,814	79,014	79,014
Loans held for sale	50,092	50,693	32,270	35,845
Loans and leases, net	9,978,952	10,313,335	7,208,883	7,408,189
Mortgage servicing rights	10,504	11,110	6,596	6,699
Interest rate swap agreements	31,029	31,029	9,629	9,629
Accrued interest receivable	71,350	71,350	50,455	50,455

Financial liabilities:
Deposits	$13,395,183	$13,454,225	$9,729,524	$9,763,604
Borrowings	4,343,120	4,396,523	2,302,280	2,309,330
Interest rate swap agreements	35,126	35,126	12,049	12,049
Accrued interest payable	34,020	34,020	5,498	5,498
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
Federal Home Loan Bank and Federal Reserve Board Common Stock
The carrying value of our Federal Home Loan Bank and Federal Reserve Board common stock approximates fair value.
Loans and Leases
Our variable rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value. We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted period end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
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
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
Three months ended:	Banking	services	total
September 30, 2010
Net interest income	$161,279	$—	$161,279
Provision for credit losses	11,000	—	11,000

Net interest income after provision for credit losses	150,279	—	150,279
Noninterest income	36,343	13,162	49,505
Amortization of intangibles	4,757	696	5,453
Other noninterest expense	115,933	11,223	127,156

Income before income taxes	65,932	1,243	67,175
Income tax expense	21,082	497	21,579

Net income	$44,850	$746	$45,596

September 30, 2009
Net interest income	$98,922	$—	$98,922
Provision for credit losses	15,000	—	15,000

Net interest income after provision for credit losses	83,922	—	83,922
Noninterest income	21,027	12,197	33,224
Amortization of intangibles	1,520	746	2,266
Other noninterest expense	88,355	10,099	98,454

Income before income taxes	15,074	1,352	16,426
Income tax expense	4,954	541	5,495

Net income	$10,120	$811	$10,931

		Financial	Consolidated
Nine months ended:	Banking	services	total
September 30, 2010
Net interest income	$430,206	$—	$430,206
Provision for credit losses	35,131	—	35,131

Net interest income after provision for credit losses	395,075	—	395,075
Noninterest income	94,824	37,679	132,503
Amortization of intangibles	11,969	2,042	14,011
Other noninterest expense	338,766	31,217	369,983

Income before income taxes	139,164	4,420	143,584
Income tax expense	47,319	1,767	49,086

Net income	$91,845	$2,653	$94,498

September 30, 2009
Net interest income	$251,497	$—	$251,497
Provision for credit losses	32,650	—	32,650

Net interest income after provision for credit losses	218,847	—	218,847
Noninterest income	52,465	37,993	90,458
Amortization of intangibles	3,654	2,350	6,004
Other noninterest expense	195,377	30,571	225,948

Income before income taxes	72,281	5,072	77,353
Income tax expense	24,851	2,029	26,880

Net income	$47,430	$3,043	$50,473

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and on April 9, 2010, became a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), which became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”) on that same date. At September 30, 2010, we had $20.9 billion in assets, $13.4 billion in deposits, and 255 full-service branch locations across Upstate New York and Pennsylvania.
On April 9, 2010, we acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank’s 83 branch locations in Eastern Pennsylvania. As a result of the merger, we acquired assets with a fair value of $5.3 billion, including cash of $1.1 billion and loans with a fair value of $2.6 billion, and we assumed deposits with a fair value of $4.0 billion and borrowings with a fair value of $960 million. Under the terms of the merger agreement, Harleysville stockholders received 20.3 million shares of First Niagara Financial Group, Inc. common stock.
On August 19, 2010, First Niagara Financial Group, Inc. and NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, jointly announced a definitive merger agreement under which NewAlliance will merge into the Company. At September 30, 2010, NewAlliance had total assets of approximately $8.8 billion, including $5.0 billion in loans, and deposits of approximately $5.1 billion in 88 bank branches across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. The merger is expected to be completed in the second quarter of 2011 and is subject to the approvals of NewAlliance stockholders and the applicable regulatory agencies.
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
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York and Pennsylvania; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate further or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results. In addition, our pending merger with NewAlliance will expand our market to Connecticut and Western Massachusetts. Our financial results could be materially impacted by deteriorating economic conditions in these areas.

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
REGULATORY REFORM
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation.” The Dodd-Frank Act includes provisions that, among other things:
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated assets less average tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (the “DIF”), and increase the floor applicable to the size of the DIF, which generally will require an increase in the level of assessments for institutions such as the Bank with assets in excess of $10 billion.

•	Make permanent the $250 thousand limit on deposits for federal deposit insurance, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to the Company, going forward will preclude us from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.

•	Require the OCC to seek to make its capital requirements for national banks, such as the Bank, countercyclical.

•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as the Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine the Company and any non-bank subsidiaries.
Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.

Basel III
On September 12, 2010, the Basel Committee on Banking Supervision published its “calibrated” capital standards for major banking institutions and established phase-in periods for its revised capital standards and new liquidity standards initially proposed in December 2009 and referred to as “Basel III”. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:
•	a Tier 1 common equity ratio of at least 7.0%, 4.5% attributable to a minimum Tier 1 common equity ratio and 2.5% attributable to a “capital conservation buffer”;

•	a Tier 1 capital ratio of at least 6.0%, exclusive of the capital conservation buffer (8.5% upon full implementation of the capital conservation buffer); and

•	a total capital ratio of at least 8.0%, exclusive of the capital conservation buffer (10.5% upon full implementation of the capital conservation buffer).
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Tier 1 common equity ratio falling above the minimum level but below the conservation buffer could face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall.
In addition, the Basel Committee agreed to test a global minimum Tier 1 leverage ratio (that is, Tier 1 capital to average consolidated assets) of 3% during a parallel run period lasting from January 1, 2013 until January 1, 2017, with planned implementation on January 1, 2018.
The Basel Committee proposes that the phase-in of these new capital requirements commence on January 1, 2015. Application of the Basel Committee’s proposals to U.S. banks is subject to interpretation and implementation by the U.S. banking agencies.
Basel III also includes two liquidity ratios – the liquidity coverage ratio (“LCR”), which is designed to address short-term liquidity needs over a 30 day time horizon, and the net stable funding ratio, (“NSFR”), which is intended to promote more medium and long-term funding of the assets and activities of banks over a one year time horizon. On July 16, 2010, the Basel Committee announced modifications to the LCR as initially proposed, and indicated that, although the Committee remains committed to the introduction of the NSFR as a longer term structural component to the LCR, the NSFR as initially proposed need to be modified. The Basel Committee indicated that it would re-propose the NSFR at the end of this year, with the objective of finalizing and introducing a revised NSFR as a minimum standard by January 1, 2018.
Given that Basel III rules are subject to change, including in their U.S. implementation, we cannot be certain of the impact the new rules will have on our capital ratios or liquidity management. However, based on our current interpretation of the proposals, we expect we will substantially exceed the anticipated regulatory thresholds associated with the Basel III guidelines.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, the valuation and other than temporary impairment analysis of our investment securities, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2009 Annual Report on Form 10-K, as amended. A description of our current accounting policies involving significant management judgment follows:
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
Commercial loans greater than $200 thousand are subject to individual impairment consideration. For impaired loans, we consider the fair value of the underlying collateral, if collateral dependent, or present value of estimated future cash flows in determining the estimates of impairment and any related allowance for credit losses for these loans.
In the normal course of our loan monitoring process, we review all “pass” graded individual commercial real estate and business loans and/or total loan concentration to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those loans over $1 million no less frequently than every 18 months.

We estimate the inherent risk of loss on commercial impaired loans less than $200 thousand, as well as non-impaired commercial loans and retail homogeneous loans by common categories (commercial real estate, multi-family, residential, home equity, consumer, etc.) based primarily on our historical net loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
Our evaluation of our allowance for credit losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We use an internal loan grading system with eight categories of loan grades used in evaluating our commercial loan portfolio. In our loan grading system, “pass” loans are graded 1 through 4, special mention loans are graded 5, substandard loans are graded 6, doubtful loans are graded 7 and loss loans (which are fully charged off) are graded 8. The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with bank regulatory definitions. As part of our credit monitoring process, our loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through our review of current information related to each loan. The nature of the current information available and used by us includes, as applicable, review of payment status and delinquency reporting, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. We perform a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading and loan classifications can be reevaluated prior to the scheduled full review.
Substandard loans, including all impaired commercial loans greater than $200 thousand, are reviewed on a quarterly basis by either the Classified Loan Review Committee (for such loans greater than $1 million) or by a senior credit manager (for such loans between $200 thousand and $1 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, account history, as well as loan grading, loan classification, and related allowance for credit losses conclusions and justifications. Similar information is also reviewed for all “special mention” loans greater than $250 thousand and “substandard” or worse loans greater than $200 thousand and less than $1 million by a Senior Credit Manager. Such loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan grading and classifications are appropriate.
Substandard loans greater than $1 million are required to have an appraisal performed at least every 18 months on real estate collateral, and substandard loans greater than $500 thousand to $1 million are required to have an appraisal performed at least every 24 months. However, a more current appraisal is obtained prior to the required time frames when it is determined to be appropriate in the judgment of management. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
Among other things, our quarterly reviews consist of an assessment of the fair value of collateral for all loans reviewed, including collateral dependent impaired loans. During this review process, an internal estimate of collateral value, as of each quarterly review date, is determined utilizing current information such as comparables from more current appraisals in our possession for similar collateral in our portfolio, recent sale information, current rent rolls, operating statements and cash flow information for the specific collateral. Further, we have a Member of the Appraisal Institute (“MAI”) appraiser available on staff for consultation during our quarterly estimation of collateral fair value. This current information is compared to the assumptions made in the most recent appraisal as well as in previous quarters. Quarterly adjustments to the estimated fair value of the collateral are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. Adjustments are made each quarter to the related allowance for credit losses for collateral dependent impaired loans to reflect the change, if any, in the estimated fair value of the collateral less estimated costs to sell as compared to the previous quarter. The determination of the appropriateness of obtaining new appraisals is also specifically addressed in each quarterly review. New appraisals will be obtained prior to the above noted required time frames if it is determined appropriate during these quarterly reviews. Further, our MAI appraiser is available for consultation regarding the need for new appraisals.
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and related allowance for credit losses, if applicable.
When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a non-homogeneous loan, such loan will be classified as impaired. Typically, such impaired loan would have been already previously classified as substandard based upon our loan grading system, and therefore, we may have a current appraisal. Current appraisals are obtained from the listing of certified appraisers approved by our Board of Directors for all collateral dependent loans with continued updated data obtained thereafter and new appraisals obtained when necessary but at least every 18 to 24 months as noted above. We receive appraisals within 60 days of ordering the appraisal. Upon receipt of the independent third-party appraisal, our MAI appraiser conducts a review of the appraisal to determine its acceptability. In circumstances where receipt of an appraisal is pending at a quarter end, our analysis of our allowance for credit losses will include an estimate of the collateral value based upon the quarterly analysis discussed above which includes consideration of our knowledge of the property, the quality of the property based upon loan officer visitations, information related to similar collateral, and, if necessary, inquiries will be made with the certified appraiser performing the appraisal. When external appraisals or our continual re-evaluation of collateral reflect a decline in fair value, the allowance for credit losses related to such a loan would be increased and a charge-off may be recorded if it becomes evident that we will not fully collect all or a portion of the loan balance.

Acquired Loans
Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
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
Investment Securities
We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodology white papers provided to us by our pricing services and have found that the methodologies used by each are consistent with those used by other market participants to determined fair values of investment securities. We did not adjust any of the prices provided to us by the independent pricing services at September 30, 2010 or December 31, 2009. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
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
Our investment securities portfolio includes residential mortgage backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we consider estimates of future principal prepayments of these underlying residential mortgage loans in our calculation of the constant effective yield used to apply the interest method. In order to more accurately apply the interest method of interest income recognition during the quarter ended September 30, 2010, we refined our estimates of future principal payments. The estimates were changed from a constant prepayment rate assumption to a vector based approach whereby prepayment rates may differ for each future period.
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
A more detailed description of our methodology for testing goodwill for impairment and the related assumptions made can be found within the “Critical Accounting Policies and Estimates” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K, as amended.

SELECTED FINANCIAL DATA

	2010			2009
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$20,871,540	$20,518,359	$14,968,078	$14,584,833	$14,137,504
Loans and leases, net (1)	10,029,044	9,950,685	7,318,718	7,241,153	7,132,685
Investment securities:
Available for sale	7,341,505	7,131,393	4,876,925	4,421,678	3,652,261
Held to maturity	1,125,184	1,038,866	1,038,566	1,093,552	1,085,258
Goodwill and other intangibles	1,099,446	1,099,155	931,347	935,384	938,687
Deposits	13,395,183	13,758,174	9,794,461	9,729,524	9,923,368
Borrowings	4,343,120	3,666,557	2,481,628	2,302,280	1,515,148
Stockholders’ equity	$2,806,561	$2,773,465	$2,406,622	$2,373,661	$2,383,604
Common shares outstanding	209,059	209,040	188,719	188,215	188,151

Selected operations data:
Interest income	$200,636	$195,129	$144,503	$145,357	$128,788
Interest expense	39,357	40,371	30,334	32,454	29,866

Net interest income	161,279	154,758	114,169	112,903	98,922
Provision for credit losses	11,000	11,000	13,131	11,000	15,000

Net interest income after provision for credit losses	150,279	143,758	101,038	101,903	83,922
Noninterest income	49,505	46,050	36,948	35,517	33,224
Noninterest expense	132,609	158,203	93,182	94,720	100,720

Income before income taxes	67,175	31,605	44,804	42,700	16,426
Income taxes	21,579	11,602	15,905	13,796	5,495

Net income	$45,596	$20,003	$28,899	$28,904	$10,931

Stock and related per share data:
Earnings per common share:
Basic	$0.22	$0.10	$0.16	$0.16	$0.07
Diluted	0.22	0.10	0.16	0.16	0.07
Cash dividends	0.14	0.14	0.14	0.14	0.14
Book value	13.63	13.48	12.98	12.84	12.90
Market Price (NASDAQ: FNFG):
High	13.79	14.88	14.86	14.47	14.06
Low	11.23	12.25	13.00	12.40	10.73
Close	$11.65	$12.53	$14.23	$13.91	$12.33

(1)	Includes loans held for sale.

	2010			2009
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(1):
Return on average assets	0.88%	0.41%	0.81%	0.82%	0.35%
Return on average equity	6.44	2.97	4.88	4.79	2.24
Return on average tangible equity(2)	10.59	5.05	7.98	7.86	3.84

Net interest rate spread	3.47	3.52	3.42	3.46	3.47
Net interest rate margin	3.61	3.68	3.61	3.69	3.66
Efficiency ratio (3)	62.9	78.8	61.7	63.8	76.2
Dividend payout ratio	63.64%	140.00%	87.50%	87.50%	200.00%

Capital ratios:
First Niagara Bank, N.A.:
Tier 1 risk-based capital	11.88%	11.59%	13.08%	12.63%	10.92%
Total risk-based capital	12.72	12.40	14.20	13.73	11.96
Leverage ratio(4)	6.97	7.10	—	—	—
Tangible capital(4)	—	—	7.55	7.48	6.67
Consolidated equity:
Ratio of stockholders’ equity to total assets	13.45	13.52	16.08	16.27	16.86
Ratio of tangible stockholders’ equity to tangible assets(5)	8.63%	8.62%	10.51%	10.54%	10.95%

Asset quality:
Total nonaccruing loans	$94,180	$74,338	$77,920	$68,561	$66,806
Other nonperforming assets	8,619	8,559	6,774	7,057	8,872
Allowance for credit losses	94,532	90,409	89,488	88,303	83,077
Net loan charge-offs	$6,877	$10,079	$11,946	$5,774	$14,465
Net charge-offs to average loans (annualized)	0.27%	0.41%	0.66%	0.32%	0.87%
Provision to average loans (annualized)	0.43	0.45	0.73	0.61	0.90
Total nonaccruing loans to total loans	0.93	0.74	1.05	0.94	0.93
Total nonperforming assets to total assets	0.49	0.40	0.57	0.52	0.54
Allowance for credit losses to total loans	0.93	0.90	1.21	1.20	1.15
Allowance for credit losses to nonaccruing loans	100.4%	121.6%	114.9%	128.8%	124.4%

Other data:
Full time equivalent employees	3,725	3,748	2,966	2,816	2,672
Number of branches	255	255	172	171	170

(1)	Computed using daily averages. Annualized where appropriate.

(2)	Average tangible equity excludes average goodwill and other intangibles of $1.1 billion, $1.1 billion, $933 million, $937 million, and $811 million for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Tangible capital ratio presented for periods ended prior to First Niagara Bank’s conversion to a national bank regulated by the OCC. Leverage ratio presented for periods ended subsequent to such conversion.

(5)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Overview
Net income for the three and nine months ended September 30, 2010 increased to $46 million and $94 million, respectively, compared to $11 million and $50 million for the three and nine months ended September 30, 2009, respectively, reflecting the impact of our Western Pennsylvania branch acquisition in September 2009 from National City Bank (“NatCity”) and our Eastern Pennsylvania merger with Harleysville in April 2010.
Our diluted earnings per common share for the quarter ended September 30, 2010 increased to $0.22, from $0.07 for the quarter ended September 30, 2009, and increased to $0.47 for the nine months ended September 30, 2010, from $0.29 for same period in the prior year. The diluted earnings per share comparisons to the prior year reflected the impact of an incremental 69 million shares that were issued in two 2009 equity offerings to bolster our capital position and provide funds for our strategic growth initiatives, as well as the 20 million shares we issued to Harleysville stockholders. Diluted earnings per share for the nine months ended September 30, 2009 include the effect of $12 million in preferred stock dividends and discount accretion related to our redemption in May 2009 of our preferred stock issued to the U.S. Department of the Treasury.
Our returns on average assets were 0.88% and 0.35% for the quarters ended September 30, 2010 and 2009, respectively, and 0.70% and 0.63% for the nine months ended September 30, 2010 and 2009, respectively. Our returns on average common equity were 6.44% and 2.24% for the quarter ended September 30, 2010 and 2009, respectively, and 4.79% and 2.88% for the nine months ended September 30, 2010 and 2009, respectively.
Results for the first nine months of 2010 compared to the first nine months of 2009 were most significantly impacted by a $182 million, or 71%, increase in our taxable equivalent net interest income driven by our expansion into Pennsylvania, which increased our average interest-earning assets by 71% and our average interest-bearing liabilities by 73%. Additionally, our net interest spread widened by nine basis points. Banking services revenue increased 80% to $59 million for the nine months ended September 30, 2010, from $33 million for the first nine months of 2009. Substantially all of this increase is due to our expansion into Pennsylvania as a result of the NatCity branch acquisition and merger with Harleysville.
Those increases were partially offset by a $152 million increase in noninterest expenses during the first nine months of 2010, compared to the same period in the prior year. The largest component of the increase in noninterest expense was a $70 million increase in salaries and benefits expense to $181 million, primarily due to our September 2009 NatCity branch acquisition and April 2010 merger with Harleysville, as well as the increase in our supporting infrastructure, resulting in an increase in the number full time equivalent employees from 2,816 at December 31, 2009 to 3,725 at September 30, 2010. Additional increases in noninterest expenses for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 included $8 million in merger and acquisition integration expenses and $4 million in charitable contributions.

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

	Three months ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$4,245,670	$60,812	5.70%	$2,748,701	$40,425	5.85%
Business	1,979,065	23,351	4.68	1,091,131	11,444	4.16
Specialized lending	231,223	3,529	6.11	198,944	3,353	6.74

Total commercial loans	6,455,958	87,692	5.40	4,038,776	55,222	5.44
Residential	1,853,018	23,390	5.04	1,778,591	23,561	5.29
Home equity	1,460,801	16,559	4.50	663,220	8,299	4.97
Other consumer	270,416	5,150	7.56	149,321	3,047	8.10

Total loans	10,040,193	132,791	5.26	6,629,908	90,129	5.41

Securities and other investments(2)	8,105,419	70,785	3.49	4,325,361	40,156	3.71

Total interest-earning assets	18,145,612	$203,576	4.47%	10,955,269	$130,285	4.74%

Noninterest-earning assets(3)(4)	2,313,178			1,388,579

Total assets	$20,458,790			$12,343,848

Interest-bearing liabilities:
Savings deposits	$1,260,792	$390	0.12%	$837,852	$511	0.24%
Checking deposits	1,734,463	884	0.20	676,786	245	0.14
Money market deposits	4,881,109	7,233	0.59	2,783,435	6,539	0.93
Certificates of deposit	3,822,620	10,737	1.11	2,113,778	8,971	1.68
Borrowed funds	3,833,711	20,113	2.07	2,900,715	13,600	1.85

Total interest-bearing liabilities	15,532,695	$39,357	1.00%	9,312,566	$29,866	1.27%

Noninterest-bearing deposits	1,814,399			914,407
Other noninterest-bearing liabilities	303,199			177,057

Total liabilities	17,650,293			10,404,030
Stockholders’ equity(3)	2,808,497			1,939,818

Total liabilities and stockholders’ equity	$20,458,790			$12,343,848

Net interest income (taxable equivalent)		$164,219			$100,419

Net interest rate spread			3.47%			3.47%

Net earning assets	$2,612,917			$1,642,703

Net interest rate margin			3.61%			3.66%

Ratio of average interest-earning assests to average interest-bearing liabilities	117%			118%

	Nine months ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$3,845,569	$166,510	5.77%	$2,643,337	$115,037	5.80%
Business	1,783,649	62,763	4.70	1,008,214	32,777	4.35
Specialized lending	218,491	10,463	6.39	188,259	9,497	6.73

Total commercial loans	5,847,709	239,736	5.47	3,839,810	157,311	5.47
Residential	1,800,487	69,412	5.14	1,873,195	74,392	5.30
Home equity	1,182,602	41,570	4.70	649,891	24,496	5.04
Other consumer	239,852	13,376	7.46	143,373	8,320	7.76

Total loans	9,070,650	364,094	5.36	6,506,269	264,519	5.43
Securities and other investments(2)	7,010,422	183,885	3.52	2,889,368	85,179	3.93

Total interest-earning assets	16,081,072	$547,979	4.55%	9,395,637	$349,698	4.97%

Noninterest-earning assets(3)(4)	2,057,741			1,294,345

Total assets	$18,138,813			$10,689,982

Interest-bearing liabilities:
Savings deposits	$1,141,338	$1,239	0.15%	$803,414	$1,441	0.24%
Checking deposits	1,484,172	2,265	0.20	558,534	626	0.15
Money market deposits	4,436,314	21,577	0.65	2,399,352	20,334	1.13
Certificates of deposit	3,554,944	29,244	1.10	2,013,790	33,758	2.24
Borrowed funds	3,025,419	55,737	2.45	2,089,621	37,745	2.41

Total interest-bearing liabilities	13,642,187	$110,062	1.08%	7,864,711	$93,904	1.59%

Noninterest-bearing deposits	1,598,356			783,192
Other noninterest-bearing liabilities	260,347			160,748

Total liabilities	15,500,890			8,808,651
Stockholders’ equity(3)	2,637,923			1,881,331

Total liabilities and stockholders’ equity	$18,138,813			$10,689,982

Net interest income (taxable equivalent)		$437,917			$255,794

Net interest rate spread			3.47%			3.38%

Net earning assets	$2,438,885			$1,530,926

Net interest rate margin			3.63%			3.63%

Ratio of average interest-earning assests to average interest-bearing liabilities	118%			119%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.
Our taxable equivalent net interest income increased $182 million, or 71%, in the first nine months of 2010 compared to the first nine months of 2009. This increase resulted from a $6.7 billion, or 71%, increase in our average interest-earning assets, and a $5.8 billion, or 73%, increase in our interest-bearing liabilities. The increase in average interest-earning assets and liabilities was primarily due to the NatCity branch acquisition and Harleysville merger. Our taxable equivalent net interest margin remained unchanged for the first nine months of 2010 compared to the first nine months of 2009, while our net interest rate spread increased nine basis points, reflecting:
•	More favorable funding mix, resulting in a 51 basis point decrease in the interest rate paid on liabilities, due to a shift from certificates of deposit accounts to lower rate money market and other core deposit accounts.
•	An $815 million, or 104%, increase in noninterest-bearing deposits.
•	Lower yields earned on earning assets, primarily on securities and other investments, due to the continued low interest rate environment.
•	An increase in average borrowings at a rate four basis points higher than the same period in the prior year.
Our taxable equivalent net interest income increased $64 million, or 64%, in the quarter ended September 30, 2010 compared to the same period in the prior year. This increase resulted from a $7.2 billion, or 66%, increase in our average interest-earning assets, and a $6.2 billion, or 67%, increase in our interest-bearing liabilities. The increase in average interest-earning assets and liabilities was primarily due to the NatCity branch acquisition and Harleysville merger. Our taxable equivalent net interest margin decreased by five basis points, while our net interest rate spread remained constant, reflecting lower yields earned on loans and investment securities, due to the continued low interest rate environment, coupled with lower rates paid on money market and certificates of deposit, as we continued to lower the rates offered on these products.

Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $11 million, or 0.43% of average loans, for the quarter ended September 30, 2010, compared to $11 million, or 0.45% of average loans, for the quarter ended June 30, 2010 and $15 million, or 0.90% of average loans, for the quarter ended September 30, 2009, reflecting continued low levels of charge-offs offset by continuing economic uncertainty and overall growth in the loan portfolio. The provision charged to income amounted to $35 million, or 0.52% of average loans, for the nine months ended September 30, 2010, compared to $33 million, or 0.67% of average loans, for the nine months ended September 30, 2009.
Noninterest Income
Noninterest income increased $16 million, or 49%, to $50 million for the quarter ended September 30, 2010, compared to the same quarter in 2009, which was primarily attributable to the 140 Eastern and Western Pennsylvania branch locations we recently acquired. Our Eastern and Western Pennsylvania branch locations each contributed $4 million of the increase in revenues from fee based banking services, where higher other service charges were partially offset by lower nonsufficient funds fee revenue resulting from new regulations. Of the $4 million increase in revenues from wealth management services for the quarter ended September 30, 2010 compared to the same quarter in 2009, our Eastern and Western Pennsylvania branch locations each contributed $2 million.
Noninterest income increased $42 million, or 46%, to $133 million for the nine months ended September 30, 2010 compared to the same period in 2009, which was primarily attributable to our additional Pennsylvania branch locations. The increase in revenues from fee based banking services includes $9 million and $18 million from our Eastern and Western Pennsylvania branch locations, respectively. These branches also contributed $4 million and $5 million, respectively, to the $9 million increase in revenues from wealth management services.
As a percent of total revenues, our noninterest income decreased to 23% for the quarter ended September 30, 2010 compared to 25% for the same quarter in 2009, and decreased to 24% for the nine months ended September 30, 2010 compared to 26% for the same period in 2009. This decrease is reflective of the growth of our net interest income due to the assets acquired in the NatCity branch acquisition and the Harleysville merger.
Noninterest Expense
For the quarter ended September 30, 2010, noninterest expenses increased $32 million to $133 million, compared to the same quarter in 2009, reflecting the impact of more than doubling the number of our branch locations to 255 primarily as a result of our NatCity branch acquisition and merger with Harleysville, offset by a $21 million decrease in merger and acquisition integration expenses. Noninterest expenses for the third quarter of 2010 included $2 million in merger and acquisition integration expenses primarily related to our merger with Harleysville and anticipated merger with NewAlliance.
Noninterest expenses increased $152 million to $384 million for the nine months ended September 30, 2010 from $232 million for the nine months ended September 30, 2009 primarily due to an $8 million increase in merger and acquisition integration expenses, the increase in the size of our branch network resulting from our NatCity branch acquisition and merger with Harleysville, and the increase in our supporting infrastructure.
The addition of our Pennsylvania workforce in the third quarter of 2009 and second quarter of 2010 was the primary contributor to the increase in salaries and benefits for both the third quarter of 2010 from the third quarter of 2009 and for the first nine months of 2010 from the first nine months of 2009. Eastern and Western Pennsylvania salaries for the third quarter of 2010 amounted to $9 million and $8 million, respectively, and for the first nine months of 2010 amounted to $16 million and $23 million, respectively. The remaining increase is attributable to infrastructure growth, routine merit increases, and an increase in performance-based incentive compensation. Both occupancy and equipment and technology and communications expenses increased due primarily to the additional Pennsylvania branches and the increase in our supporting infrastructure. Our federal deposit insurance premiums increased $6 million for the first nine months of 2010 from the same period in 2009, excluding the $5 million special assessment in the second quarter of 2009, due to the increase in our deposit base through organic growth and acquisition as well as a Federal Deposit Insurance Corporation mandated industry wide increase in the assessment rate.
Merger and acquisition integration expenses of $36 million for the nine months ended September 30, 2010 included $9 million in salaries and benefits, $6 million in technology and communications, $2 million in occupancy and equipment, $4 million in marketing and advertising, $11 million in professional services, and $4 million in other noninterest expenses. We also contributed $8 million to the First Niagara Bank Foundation during the nine months ended September 30, 2010 to support charitable giving in Eastern Pennsylvania, where the Harleysville branches are located.

Our efficiency ratio for the current quarter decreased to 62.9% compared to 76.2% for the same quarter in 2009 and increased to 68.2% for the nine months ended September 30, 2010 compared to 67.8% for the nine months ended September 30, 2009 mainly due to merger and acquisition integration expenses. Excluding merger and acquisition integration expenses in 2010 and 2009 and the $5 million charitable contribution to the First Niagara Bank Foundation in 2009, our efficiency ratio increased to 62.0% for the quarter ended September 30, 2010 compared to 54.8% for the same quarter in 2009. Excluding merger and acquisition integration expenses in 2010 and 2009, the $8 million and $5 million charitable contributions to First Niagara Bank Foundation in 2010 and 2009, and the $3 million litigation settlement in 2009, our efficiency ratio increased to 60.4% for the nine months ended September 30, 2010 compared to 57.5% for the same period in 2009. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry.
Income Taxes
Our effective tax rate for the three months ended September 30, 2010 decreased to 32.1% compared to 33.5% for the same period in the prior year, primarily due to the positive resolution in the third quarter of tax positions for which reserves had been previously provided. Excluding these discrete items, our effective tax rate would have been 34.5% for the three months ended September 30, 2010. Our effective tax rate for the nine months ended September 30, 2010 decreased to 34.2% compared to 34.7% for the same period in the prior year, primarily due to the above mentioned positive resolution of certain tax positions, partially offset by a reduction of our state deferred tax asset in the second quarter to reflect the apportionment of our income between Pennsylvania and New York resulting from the Harleysville merger. Excluding the impact of these discrete events, our effective tax rate would have been 34.8% for the nine months ended September 30, 2010.
ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010
Overview
Total assets increased $6.3 billion from $14.6 billion at December 31, 2009 to $20.9 billion at September 30, 2010 primarily due to our merger with Harleysville whereby we acquired assets with a fair value of $5.3 billion. In addition, we noted the following balance trends during 2010 (excludes the balances acquired in the merger with Harleysville):
•	Commercial loans increased in Upstate New York and Western Pennsylvania by a total of $515 million, or 15% annualized, since December 31, 2009.
•	Core deposits increased $666 million, or 13% annualized, across retail, commercial, and municipal customers.
•	Higher cost certificate of deposit account balances decreased $954 million, or 43% annualized, as we continued to execute our strategy of letting higher priced certificate of deposits run off while we focused on building our lower cost relationship based deposit customers.
•	Investment securities available for sale and held to maturity increased by $2.0 billion, with new investments made primarily in collateralized mortgage obligations guaranteed by the Government National Mortgage Association.
•	Total borrowings increased $1.1 billion as we replaced a portion of our short-term borrowings with long-term borrowings, including $300 million of 6.75% senior notes issued March 2010.
Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, as well as residential mortgages to customers located within our primary market areas. Our commercial real estate and business loans portfolio provides opportunities to cross sell other banking services. Consistent with our long-term customer relationship focus, we have historically retained the servicing rights on fixed rate, longer maturity residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
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

The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$3,846,101	38.3%	$2,713,542	37.3%
Construction	437,321	4.4	348,040	4.8
Business	2,043,738	20.3	1,481,845	20.4
Specialized lending (1)	226,941	2.3	207,749	2.9

Total commercial loans	6,554,101	65.3	4,751,176	65.4

Residential real estate	1,752,078	17.4	1,642,691	22.6
Home equity	1,470,619	14.6	691,069	9.5
Other consumer	270,578	2.7	186,341	2.5

Total loans and leases	10,047,376	100.0%	7,271,277	100.0%

Net deferred costs and unearned discounts	26,108		25,909
Allowance for credit losses	(94,532)		(88,303)

Total loans and leases, net	$9,978,952		$7,208,883

(1)	Includes commercial leases and financed insurance premiums.
Included in the table above are acquired loans with a carrying value of $2.8 billion and $660 million at September 30, 2010 and December 31, 2009, respectively. Such loans were acquired in the NatCity branch acquisition and the Harleysville merger and were initially recorded at fair value with no carryover of any related allowance for credit losses. At September 30, 2010 and December 31, 2009 there was no allowance for credit losses related to these acquired loans.
During the quarter ended June 30, 2010, we sold loans acquired in the Harleysville merger with a total principal balance of $288 million and a fair value of $160 million that were recorded at fair value upon acquisition, there was no gain or loss recognized through earnings as a result of the sale.
The table below presents the composition of our loan and lease portfolios by originating branch location at the dates indicated (in thousands):

	Upstate New	Western	Eastern		Total loans
	York	Pennsylvania	Pennsylvania		and leases
September 30, 2010:
Commercial:
Real estate	$2,541,886	$354,142	$950,073		$3,846,101
Construction	379,816	9,893	47,612		437,321
Business	1,151,249	545,512	346,977		2,043,738
Specialized lending	216,531	7,751	2,659		226,941

Total commercial	4,289,482	917,298	1,347,321		6,554,101

Residential real estate	1,468,317	19,770	263,991		1,752,078
Home equity	750,989	72,558	647,072		1,470,619
Other consumer	152,802	61,636	56,140		270,578

Total loans and leases	$6,661,590	$1,071,262	$2,314,524		$10,047,376

December 31, 2009:
Commercial:
Real estate	$2,414,478	$264,137	$34,927	(1)	$2,713,542
Construction	348,040	—	—		348,040
Business	1,013,995	443,091	24,759	(1)	1,481,845
Specialized lending	207,749	—	—		207,749

Total commercial	3,984,262	707,228	59,686		4,751,176

Residential real estate	1,635,150	7,541	—		1,642,691
Home equity	674,047	17,022	—		691,069
Other consumer	120,293	66,048	—		186,341

Total loans and leases	$6,413,752	$797,839	$59,686		$7,271,277

(1)	Performing loans purchased from Harleysville in December 2009.

Our commercial loan portfolio increased $305 million, or 10% annualized, in Upstate New York and $210 million, or 40% annualized, in Western Pennsylvania during the first nine months of 2010, as a result of our continued strategic focus on the portfolio. This increase was concentrated in both commercial real estate loans and business loans. Commercial loan originations, including line of credit advances, increased to $2.1 billion in Upstate New York during the nine months ended September 30, 2010, from $1.7 billion during the same period in 2009. Commercial loan originations and line of credit advances totaled $1.0 billion in Western Pennsylvania for the nine months ended September 30, 2010 and $395 million in Eastern Pennsylvania since our April 9, 2010 acquisition.
While we originated $520 million in new residential loans during the first nine months of 2010, our residential real estate loan portfolio decreased by $209 million, excluding $318 million acquired in the Harleysville merger, as ongoing consumer preference is for long-term fixed rate products which we generally do not hold in our portfolio and prepayments have increased as a result of the current rate environment.
Our home equity loan portfolio increased $56 million in Western Pennsylvania during the first nine months of 2010. While we did not acquire any home equity loans in our 2009 NatCity branch acquisition, we have been successful in our efforts to offer this product to our Western Pennsylvania acquired customer base. The properties underlying these home equity loans are located in Western Pennsylvania and have been underwritten using our normal underwriting standards.
Investment Securities Portfolio
Our investment securities portfolio is comprised primarily of debt securities issued by U.S. government sponsored enterprises; mortgage backed securities and collateralized mortgage obligations guaranteed by U.S. government agencies and government sponsored enterprises; and to a lesser extent, non-agency issued collateralized mortgage obligations; and obligations of states and political subdivisions. Portions of our portfolio are utilized to meet pledging requirements for deposits of state and local governments, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances.
The $2.9 billion increase in our investment securities available for sale portfolio to $7.3 billion at September 30, 2010 from December 31, 2009 was primarily attributable to the $946 million of investment securities acquired in the Harleysville merger and our continued investment of our multiple sources of liquidity, including the $1.1 billion in cash we acquired in the Harleysville merger. The majority of the funds were invested in mortgage-backed securities guaranteed by the Government National Mortgage Association. Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 3.4 years at September 30, 2010, compared to 2.9 years at December 31, 2009. This increase in the weighted average life is a result of purchasing investments during 2010 with longer expected weighted average lives than the investments in our portfolio at December 31, 2009. The investments purchased in 2010 include longer dated nonamortizating bonds and longer duration collateralized mortgage obligations.
At September 30, 2010, the pre-tax net unrealized gains on our available for sale investment securities increased to $212 million from $28 million at December 31, 2009. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. The increase in the unrealized net gains was primarily due to market participants requiring a lower rate of return on mortgage-backed securities and collateralized mortgage obligations at September 30, 2010 as compared to December 31, 2009, thereby causing the fair value of our existing mortgage-backed securities and collateralized mortgage obligations to increase.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent	Increase
Core deposits:
Savings	$1,235,201	9.2%	$916,854	9.4%	$318,347
Interest-bearing checking	1,783,788	13.3	1,063,065	10.9	720,723
Money market deposits	4,941,989	36.9	3,535,736	36.4	1,406,253
Noninterest-bearing	1,815,201	13.6	1,256,537	12.9	558,664

Total core deposits	9,776,179	73.0	6,772,192	69.6	3,003,987
Certificates	3,619,004	27.0	2,957,332	30.4	661,672

Total deposits	$13,395,183	100.0%	$9,729,524	100.0%	$3,665,659

The table below contains selected information on the composition of our deposits, by originating branch location at the dates indicated (in thousands):

	Upstate New	Western	Eastern	Total
	York	Pennsylvania	Pennsylvania	deposits
At September 30, 2010
Core deposits:
Savings	$869,249	$126,993	$238,959	$1,235,201
Interest-bearing checking	621,892	486,499	675,397	1,783,788
Money market deposits	3,090,407	961,102	890,480	4,941,989
Noninterest-bearing	899,921	465,711	449,569	1,815,201

Total core deposits	5,481,469	2,040,305	2,254,405	9,776,179
Certificates	1,294,040	1,131,864	1,193,100	3,619,004

Total deposits	$6,775,509	$3,172,169	$3,447,505	$13,395,183

At December 31, 2009
Core deposits:
Savings	$796,845	$120,009	$—	$916,854
Interest-bearing checking	537,767	525,298	—	1,063,065
Money market deposits	2,654,865	880,871	—	3,535,736
Noninterest-bearing	795,322	461,215	—	1,256,537

Total core deposits	4,784,799	1,987,393	—	6,772,192
Certificates	1,385,402	1,571,930	—	2,957,332

Total deposits	$6,170,201	$3,559,323	$—	$9,729,524

Our focus on growing low cost profitable relationships and a customer preference for short-term products resulted in organic core deposit growth of $666 million, or 13% annualized, during the first nine months of 2010, excluding the $2.3 billion in core deposits we acquired from Harleysville. Money market deposit accounts in our Upstate New York market increased by $436 million, or 22% annualized, as customers continue to migrate towards this product. Additionally, our participation in a program whereby we receive money market deposits through a financial intermediary contributed $218 million to the increase in money market deposits. The maturation of higher rate certificates resulted in a $440 million, or 37% annualized, decrease in certificates of deposit accounts in Western Pennsylvania during the first nine months of 2010 and a $423 million decrease in certificates of deposit accounts in Eastern Pennsylvania since acquisition.
Municipal deposits increased from $987 million at December 31, 2009 to $1.5 billion at September 30, 2010, including $183 million acquired in the Harleysville merger. Excluding these municipal deposits acquired from Harleysville, the 46% annualized increase from December 31, 2009, primarily in interest-bearing checking and certificates of deposit accounts, is due to the seasonal inflow of tax collection payments.
Borrowings
Short-term borrowings decreased $336 million from December 31, 2009 to September 30, 2010, excluding $296 million in short-term borrowings assumed from Harleysville. Long-term borrowings increased $1.4 billion during that same period, excluding $664 million in long-term borrowings assumed from Harleysville. In late 2009, we entered into short-term borrowings that matured in 2010, which we replaced with long-term financing. In addition, in March 2010, we issued $300 million in 6.75% senior notes due March 19, 2020 and used a portion of the proceeds to repay $150 million in 12.00% senior notes we had issued in September 2009.
Capital Resources
During the first nine months of 2010, our stockholders’ equity increased $433 million due primarily to our merger with Harleysville. Other contributing factors included net income of $94 million and $114 million in net unrealized gains, net of taxes, on our securities available for sale arising during the nine months ended September 30, 2010. These amounts were partially offset by common stock dividends paid during this period. For the nine months ended September 30, 2010, we declared common stock dividends of $0.42 per share, or $84 million, representing a payout ratio of 87.5%. On October 21, 2010, we announced an increase in our quarterly common dividend to $0.15 per share, payable to stockholders of record as of November 2, 2010.
At September 30, 2010, we held more than 6.0 million shares of our common stock as treasury shares. While we did not make any repurchases of our common stock during the first nine months of 2010, we currently have authorization from our Board of Directors to repurchase up to 21 million shares of our common stock as part of our capital management initiatives. We issued 0.5 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first nine months of 2010. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

On April 29, 2010, we amended our certificate of incorporation increasing our authorized common shares from 250 million to 500 million. This increase was approved by our stockholders at our Annual Meeting on April 27, 2010.
The capital ratios for the Company and First Niagara Bank, N.A. continue to exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Company’s and the Bank’s ratios as of September 30, 2010. The regulatory guidelines are intended to reflect the varying degrees of risk associated with different on- and off-balance sheet items (amounts in thousands).

	Actual
	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$1,602,115	8.37%
Tier 1 risk based capital	1,602,115	14.25
Total risk based capital	1,696,846	15.10

First Niagara Bank, N.A.:
Leverage ratio	1,333,036	6.97
Tier 1 risk based capital	1,333,036	11.88
Total risk based capital	1,427,767	12.72
To be well-capitalized under the OCC’s prompt corrective action provisions, First Niagara Bank, N.A. must maintain a leverage ratio of at least 5.00%, a tier 1 risk based capital ratio of at least 6.00% and a total risk based capital ratio of at least 10.00%.
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
We also consider certain non-GAAP financial measures, on a consolidated basis, to be meaningful measures of capital quality. Tangible equity to tangible assets represents stockholders’ equity less goodwill of $1.0 billion and $879 million at September 30, 2010 and December 31, 2009, respectively, and core deposit and other intangibles of $87 million and $56 million at September 30, 2010 and December 31, 2009, respectively, divided by total assets less goodwill and core deposit and other intangibles. This ratio decreased to 8.63% at September 30, 2010, compared to 10.54% at December 31, 2009. Tangible equity to risk-weighted assets represents stockholders’ equity less goodwill and core deposit and other intangibles divided by risk-weighted assets. This ratio decreased to 15.2% at September 30, 2010 from 17.8% at December 31, 2009.
RISK MANAGEMENT
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
The following table presents the activity in our allowance for credit losses for the periods indicated (amounts in thousands):

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$88,303	$77,793
Charge-offs	(31,512)	(28,761)
Recoveries	2,610	1,395

Net charge-offs	(28,902)	(27,366)

Provision for credit losses	35,131	32,650

Balance at end of period	$94,532	$83,077

Ratio of annualized net charge-offs to average loans outstanding during the period	0.43%	0.56%
Ratio of annualized provision for credit losses to average loans outstanding during the period	0.52%	0.67%
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

The following table details our net charge-offs by loan category for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2010	2009
Commercial:
Real estate	$16,202	$7,623
Business	9,268	13,306
Specialized lending	1,712	4,557

Total commercial	27,182	25,486

Residential real estate	275	146
Home equity	716	573
Other consumer	729	1,161

	$28,902	$27,366

The increase in our net charge-offs for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of the $6 million charge-off of one business loan in the first quarter of 2010, coupled with higher commercial real estate charge-offs, including a $3 million charge-off on a commercial real estate construction loan.
The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2010	2009
Nonaccruing loans:
Commercial real estate	$49,271	$37,687
Commercial business	24,391	15,604
Specialized lending	1,533	1,962
Residential real estate	13,156	9,468
Home equity	4,809	2,330
Other consumer	1,020	1,510

Total nonaccruing loans	94,180	68,561
Real estate owned	8,619	7,057

Total nonperforming assets	$102,799	$75,618

Acquired loans 90 days past due and accruing interest(1)	$56,716	$—

Total nonaccruing loans to total loans	0.93%	0.94%
Total nonperforming assets to total assets	0.49%	0.52%
Allowance for credit losses to total loans	0.93%	1.20%
Allowance for credit losses to nonaccruing loans	100%	129%

(1)	All such loans represent acquired loans that were originally recorded at fair value. These loans are considered to be performing as we primarily recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows.
Our nonaccruing loans increased $26 million at September 30, 2010 as compared to December 31, 2009. This increase is primarily concentrated in three commercial business relationships totaling $16 million that were placed on nonaccrual during the quarter ended September 30, 2010.
The ratio of our allowance for credit losses to nonaccruing loans decreased to 100% as of September 30, 2010 as compared to 129% as of December 31, 2009 primarily due to $24 million of nonaccruing loans which had no related allowance for credit losses at September 30, 2010. These loans were primarily comprised of collateral dependent impaired loans which have been charged off down to the fair value of the underlying collateral, less estimated costs to sell, and therefore, no related allowance for credit losses was necessary.
Our ratio of nonaccruing loans to total loans decreased from 0.94% at December 31, 2009 to 0.93% at September 30, 2010, and our ratio of nonperforming assets to total assets decreased from 0.52% at December 31, 2009 to 0.49% at September 30, 2010, despite the increase in nonaccrual loans and nonperforming assets. These decreases are primarily due to the loans and assets acquired from Harleysville, offset by the higher levels of nonaccrual loans and nonperforming assets at September 30, 2010 compared to December 31, 2009. These loans acquired from Harleysville, which were initially recorded at fair value, are considered to be performing as we recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows. At September 30, 2010 and December 31, 2009, the carrying value of loans acquired from Harleysville and NatCity was $2.8 billion and $660 million, respectively. These acquired loans are also the primary reason for the decrease in the ratio of the allowance for credit losses to total loans, as there was no carryover of the historical Harleysville or NatCity allowance for credit losses related to these loans.

We consider loans 90 days past due and accruing interest to be potential problem loans. At September 30, 2010, all such loans meeting this definition were comprised of loans acquired from Harleysville and originally recorded at fair value. These loans are considered to be performing as we primarily recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows.
Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) amounted to $47 million and $29 million at September 30, 2010 and December 31, 2009, respectively. Of these balances, $19 million and $12 million were accruing interest at September 30, 2010 and December 31, 2009, respectively. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for a period of six consecutive months.
Certain pass-graded commercial loans may have repayment dates extended at or near original maturity dates in the normal course of business. When such extensions are considered to be concessions and provided as a result of the financial distress of the borrower, these loans are classified as TDRs and considered to be impaired. However, if such extensions or other concessions at or near the original maturity date or at any time during the life of a loan are not made as a result of financial distress related to the borrower, such loan would not be classified as a TDR or as an impaired loan. Repayment extensions typically provided in a TDR are for periods of greater than six months. When providing loan modifications because of the financial distress of the borrowers, we consider that, after the modification, the borrower would be in a better position to continue with the payment of principal and interest. While such loans may be collateralized, they are not typically considered to be collateral dependent.
Investments
We have assessed our securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations as they come due. Liquidity risk arises from our failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly or to obtain adequate funding to continue to operate profitably.
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee, consisting of members of senior and executive management, establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity at all times. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating activities,
•	Meet increases in demand for loans and other assets, and
•	Provide for repayments of deposits and borrowings.
Factors or conditions that could affect our liquidity management objectives include changes in the mix of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets. To date, we have not seen any negative impact in availability of funding as a result of the broader credit and liquidity issues being seen elsewhere.
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings is the FHLB, from which we had $1.6 billion in borrowings outstanding at September 30, 2010.
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

As of September 30, 2010, our total available cash, interest-bearing demand accounts, federal funds sold, and other money market investments was $316 million. In addition to cash flow from operations, deposits, and borrowings, funding is provided from the principal and interest payments received on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit balances and the pace of mortgage prepayments are greatly influenced by the level of interest rates, the economic environment, and local competitive conditions.
We have a total borrowing capacity of up to $8.0 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $3.9 billion was utilized as of September 30, 2010. In March of 2010, we issued $300 million of 6.75% senior notes due March 19, 2020 in order to provide us with an alternative funding source and to repay the $150 million, 12% senior notes we had issued in September of 2009.
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
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the customer. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. In addition, we may extend commitments on fixed rate loans which expose us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At September 30, 2010, we had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $3.3 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrower is able to draw on these lines as needed, therefore our funding requirements for these products are generally more difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $1.9 billion at September 30, 2010 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $963 million at September 30, 2010 and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $202 million at September 30, 2010 and generally have an expiration period of less than two years. Since a significant portion of our unused commercial lines of credit and the majority of our outstanding standby letters of credit expire without being funded, our obligation under the above commitment amounts may be substantially less than the amounts reported. It is anticipated that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we were committed to sell $139 million in residential mortgages at September 30, 2010.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2010 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through
	year	five years	After five years	Total
Commercial:
Real estate	$1,649,905	$1,871,089	$325,107	$3,846,101
Construction	392,674	39,162	5,485	437,321
Business	1,660,223	287,115	96,400	2,043,738
Specialized lending	79,317	147,624	—	226,941

Total commercial	3,782,119	2,344,990	426,992	6,554,101
Residential real estate	570,970	819,280	361,828	1,752,078
Home equity	911,144	327,038	232,437	1,470,619
Other consumer	116,203	88,087	66,288	270,578

Total loans and leases	$5,380,436	$3,579,395	$1,087,545	$10,047,376

For the loans reported in the preceding table, the following sets forth at September 30, 2010, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2011 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,059,302	$1,136,894	$2,196,196
Construction	30,553	14,094	44,647
Business	342,240	41,275	383,515
Specialized lending	147,624	—	147,624

Total commercial	1,579,719	1,192,263	2,771,982

Residential real estate	1,121,576	59,532	1,181,108
Home equity	559,475	—	559,475
Other consumer	154,375	—	154,375

Total loans and leases	$3,415,145	$1,251,795	$4,666,940

Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies. Our higher level of commercial loan growth in 2010 has been funded primarily by liquidity obtained in the NatCity acquisition and Harleysville merger.
Interest Rate and Market Risk
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

	Calcuated decrease at September 30, 2010
Changes in interest rates(1)	Net interest income	% change
	(in thousands)
+200 basis points	$(4,970)	(0.77)%
+100 basis points	(4,096)	(0.63)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at September 30, 2010, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Item 2 of this Form 10-Q

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2010 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2010.
During the quarter ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In late July and early August 2009, four shareholder derivative actions were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, naming Harleysville and its directors as defendants: Valerius v. Geraghty, et al.; Silver v. Bergey, et al.; Davis v. Geraghty, et al.; and Forbes v. Geraghty, et al. Each of these actions charges Harleysville and its directors with breaching their fiduciary duties to Harleysville shareholders by failing to negotiate a fair price for Harleysville stock in connection with the merger. In addition, the plaintiffs claim that the process leading to the merger was unfair. As pleaded, the complaints seek to enjoin and/or rescind the merger, an award of attorneys’ fees and costs, and various additional relief. Because the merger was consummated on April 9, 2010, the plaintiffs’ requests to enjoin the merger have been mooted. The cases are currently stayed, and no discovery has taken place. We intend to move to dismiss the complaints. We believe that the claims in the complaints are without merit. Complaints making similar claims were also filed in the Court of Common Pleas, Montgomery County, Pennsylvania and in the United States District Court, Eastern District of Pennsylvania; however, all of those cases were voluntarily withdrawn by the plaintiffs.
In late August and September 2010, seven purported class actions were filed in the State of Connecticut Superior Court, naming NewAlliance, the Company, and NewAlliance’s directors as defendants: Stanley Kops v. NewAlliance Bancshares, Inc., et al.; Cynthia Kops v. NewAlliance Bancshares, Inc., et al.; Southwest Ohio Regional Council of Carpenters Pension Plan v. Patterson, et al., Caldarella v. Patterson, et al.; Rubin v. NewAlliance Bancshares, Inc., et al.; Levine and Nitkin v. Patterson, et al.; and Port Authority of Alleghany County Retirement & Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. NewAlliance Bancshares, Inc., et al. Certain of these actions also name FNFG Merger Sub, Inc., a wholly owned subsidiary of the Company, and certain NewAlliance officers as defendants. On October 19 and 20, 2010, all seven actions were transferred to the complex litigation docket in the Judicial District of Stamford and consolidated into a single action, and the plaintiffs filed a consolidated complaint on October 22, 2010. On November 2, 2010, the City of New Haven filed a motion to intervene in the consolidated Connecticut action.
In September 2010, three purported class actions were filed in the Court of Chancery of the State of Delaware, naming the same defendants as the Connecticut actions: Kahn v. Patterson, et al.; Eilenberg v. NewAlliance Bancshares, Inc., et al.; and Erie County Employees’ Retirement System v. Patterson, et al. On September 28, 2010, these three actions were consolidated into In re NewAlliance Bancshares, Inc. Shareholders Litigation.

Each of the Connecticut and Delaware actions alleges, among other things, that NewAlliance’s directors breached their fiduciary duties to NewAlliance stockholders by failing to maximize stockholder value in approving the merger agreement with the Company and by providing incomplete disclosures to stockholders in advance of their upcoming vote whether to approve the merger. Each action further alleges that NewAlliance and the Company aided and abetted these alleged breaches of fiduciary duty. These actions seek to enjoin the proposed merger on the agreed upon terms and also seek attorneys’ and experts’ fees. The plaintiffs in both actions have indicated that they intend to seek to preliminarily enjoin the defendants from taking any action to consummate the merger and, on November 5, 2010, advised NewAlliance that they have agreed to pursue the preliminary injunction in the Connecticut proceeding alone. A hearing on the preliminary injunction has not yet been scheduled.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2009 Annual Report on Form 10-K, as amended.

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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: November 9, 2010	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)