Form 10-K
period 2010-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2011-03-01
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 24, 2011, there were issued and outstanding 209,381,108 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by The NASDAQ Stock Market LLC, was approximately $2,598,538,336.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers, and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to First Niagara Financial Group, Inc. and its subsidiaries on a consolidated basis.
PART I

ITEM 1.	Business
GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation whose principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York, provides a wide range of retail and commercial banking as well as other financial services through its wholly-owned bank subsidiary, First Niagara Bank, N.A. (the “Bank”). In April 2010, the Company became a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
The Company was organized in April 1998 through reorganization to a two-tiered mutual holding company and converted to a federal charter in November 2002. In January 2003, we converted the mutual holding company to stock form, with our shares of common stock owned by the mutual holding company being sold to depositors and other investors.
Since 1998, we deployed the proceeds from several stock offerings by making multiple whole-bank and nonbank financial services company acquisitions, as well as by opening several de novo branches in target markets across Upstate New York. This strategy, coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial banking operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.
In April 2010, we acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank and Trust Company’s 83 branch locations in Eastern Pennsylvania. Under the terms of the merger agreement, Harleysville stockholders received 0.474 shares of Company common stock in exchange for each share of Harleysville common stock, resulting in our issuance of 20 million shares of Company common stock, with an acquisition date fair value of $299 million.
On August 19, 2010, the Company and NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank and headquartered in New Haven, Connecticut, jointly announced a definitive merger agreement under which NewAlliance will merge into the Company. At December 31, 2010, NewAlliance had total assets of approximately $9.0 billion, including $5.1 billion in loans, and deposits of approximately $5.2 billion in 88 bank branches across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. Under the terms of the merger agreement, as amended, each outstanding share of NewAlliance common stock will be converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof, subject to adjustment, election and allocation procedures described in the merger agreement, as amended.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies. We manage our interest rate risk as described in “Interest Rate and Market Risk” in this report, Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
At December 31, 2010, we had $21.1 billion of assets, $13.1 billion of deposits and $2.8 billion of stockholders’ equity.

First Niagara Bank, N.A.
First Niagara Bank, N.A. was organized in 1870, and is a multi-state community-oriented nationally chartered bank providing financial services to individuals, families and businesses. In connection with the reorganization of the Company into a two-tiered mutual holding company in November 2002, the Bank was converted from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and in April 2010, the Bank became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”).
The Bank is positioned as one of the leading community banks in Upstate New York and Pennsylvania, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank. As of December 31, 2010, the Bank and all of its subsidiaries had $21.0 billion of assets, $13.1 billion of deposits, $2.5 billion of stockholder’s equity, employed over 4,000 people, and operated through 257 branches and several financial services subsidiaries.
The Bank’s subsidiaries provide a range of financial services to individuals and companies in our market areas. These subsidiaries include: First Niagara Funding, Inc., our real estate investment trust (“REIT”) which primarily originates and holds some of our commercial real estate and business loans; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency and employee benefits consulting firm engaged in the sale of insurance products including commercial and personal insurance, surety bonds, life, disability and long-term care coverage, as well as other risk management advisory services. FNRM’s risk management consulting business includes alternative risk and self-insurance, claims investigation and adjusting services, and third party administration of self insured workers’ compensation plans. FNRM’s employee benefits consulting business includes a retirement plan practice, compliance services, benefit plan administration, as well as a compensation consulting practice. FNRM also provides industry specific insurance programs related to long-term care, moving and storage, ice rinks, and municipalities.
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
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York and Pennsylvania; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate further or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results. In addition, our pending merger with NewAlliance will expand our market to Connecticut and Western Massachusetts. Our financial results could be materially impacted by economic conditions in these areas.
Our primary lending and deposit gathering areas are generally concentrated in the same counties as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high density of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies, and other financial services companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2010 we operated 257 bank branches, including 115 in Upstate New York primarily located near Buffalo, Rochester, Syracuse and Albany, and 142 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren.
LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial business and real estate loans, and residential mortgage loans to customers located within our primary market areas. Consistent with our long-term customer relationship focus, we generally retain the servicing rights on residential mortgage loans that we sell, which results in monthly service fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products.
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
As part of our ongoing strategic initiative to manage interest rate risk, commercial and multi-family real estate loans that we originate are generally limited to three, five, or seven year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, subject to interest rate floors, subsequently reset annually after completion of the initial adjustment period at new market rates that generally range at a spread over the current applicable market index such as Federal Home Loan Bank (“FHLB”) Advance Rates. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 30 year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

As part of our product mix, we also offer the availability of commercial real estate and multi-family construction loans to our relationship borrowers. Most of our construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are indexed to either a London Inter-Bank Offered Rate (“LIBOR”) or our prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the expected appraised value of the subject property upon its completion. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent lease-up.
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
Commercial Business Loans
Our commercial business loan portfolio includes business term loans and lines of credit issued to companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and extend lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and for other general purposes. The terms of these loans generally range from less than one year to seven years with either a fixed interest rate or a variable interest rate indexed to LIBOR or our prime rate. Our lines of credit generally expire after one year and typically carry a variable interest rate indexed to either LIBOR or our prime rate.
As part of our strategic initiatives to fully service our larger corporate clients located within our now expanded geographic markets of Pittsburgh and Philadelphia, we also look to purchase loan participation in various Shared National Credit (“SNCs”) syndications. Our balance exposure to SNCs amounted to $678 million and $146 million at December 31, 2010 and 2009, respectively. To facilitate expansion of our ongoing commercial loan growth, we offer additional commercial business products and services such as standby letters of credit, cash management, derivatives, foreign exchange, remote deposit capture, merchant services, wire transfer capabilities, lock-box, business credit and debit cards, and online banking.
We also make commercial business and real estate loans which are 50% to 90% government guaranteed through the Small Business Administration. Based on the additional guarantee, terms of these loans range from one to 20 years and generally carry a variable rate of interest indexed to the prime rate. This insured loan product allows us to better meet the needs of our small business customers without subjecting us to undue credit risk.
Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans are wholly dependent upon the success of the borrower’s business, while secured commercial business loans may be secured by collateral that we cannot readily market.

In addition to loans to commercial clients, we also provide financing to commercial clients in the form of equipment finance agreements and capital leases. Our primary focus is middle market transactions with bank customers and prospects, municipal and healthcare tax exempt leases, and upper middle market/investment grade transactions purchased from quality independent leasing companies and other bank owned equipment finance subsidiaries located in the Northeast region of the United States, in amounts ranging from $250 thousand to $20 million.
Residential Real Estate Lending
We originate mortgage loans to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market areas. We offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly and bi-weekly payment features, that have maturities up to 30 years, and maximum loan amounts generally up to $1 million. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.
We generally have sold newly originated conventional 15 to 30 year fixed-rate loans as well as FHA and VA loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to hold our newly originated ARMs in our portfolio. Beginning in 2011, we are planning on holding fixed rate residential mortgage loans with maturities of 20 years or less. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
We offer monthly ARM products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that generally adjust annually after three, five, or seven years. After that initial fixed rate period of time, the interest rate on these loans is reset based upon a spread or margin above a specified index (e.g., a U.S. Treasury Constant Maturity Index). The appropriate index utilized at each interest rate change date depends on the initial adjustment period of the loan. Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment of up to 5% over the life of the loan. These loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.
ARMs generally pose higher credit risks relative to fixed-rate loans primarily because, as interest rates rise, the payment amounts due from the borrowers rise, thereby increasing the potential for default. In order to manage this risk, we generally do not originate adjustable-rate loans with less than an initial fixed term of three years. Adjustable rate loans with less than a five year fixed term are subject to more stringent underwriting standards. Additionally, we do not offer ARM loans with initial teaser rates.
Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly home equity loans, and prime-based home equity lines of credit (“HELOCs”) in our market areas. We offer both fixed-rate and floating rate home equity products in amounts up to 85% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $500 thousand. We offer monthly fixed-rate home equity loans with repayment terms generally up to 15 years. We offer an “Ultraflex” home equity line of credit which allows borrowers the option of a five year interest only draw period or a 10 year draw period with principal and interest payments. Additionally, with this product we offer an option that allows our customers to convert portions or all of their variable rate line to a fixed rate loan. Customers may have up to three fixed rate loans within their line of credit at one time.
Consumer Loans
We offer a variety of fixed-rate installment and variable rate line of credit consumer loans, including indirect mobile home loans as well as personal secured and unsecured loans. Terms of these loans range from six months to 72 months and generally do not exceed $50 thousand. Secured loans are generally collateralized by vehicles, savings accounts, or certificates of deposit. We only approve unsecured loans, credit cards, or lines of credit for our most creditworthy customers.
Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles and mobile homes.

Classification of Assets
We review loans on a regular basis. Consistent with regulatory guidelines, we provide for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the loan. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as an asset is not appropriate and the uncollectible amounts are charged off. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification.
When we classify problem loans greater than $200 thousand as either substandard or doubtful, we evaluate them individually for impairment. When we classify problem loans as a loss, we charge-off such amount against the allowance for credit losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional general or specific loss allowances. We regularly review our loan portfolio to ensure that they are correctly graded and classified in accordance with our policy or applicable regulations.
Allowance for Credit Losses
We establish our allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for credit losses. We continue to monitor and modify the level of our allowance for credit losses to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
We determined our allowance for credit losses by portfolio segment, which consist of commercial loans and consumer loans. We further segregate these segments between loans accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired after January 1, 2009 (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for credit losses. Our accounting policy for these acquired loans is detailed under “Critical Accounting Policies and Estimates — Acquired Loans” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our commercial loan portfolio segments include both business and commercial real estate loans. Our consumer portfolio segments include residential real estate, home equity, and other consumer loans.
For our legacy loans, our allowance for credit losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as appropriate, for risk factors specific to respective loan types.

For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring are considered impaired, even if the principal balance is less than $200 thousand. Specific valuation allowances are determined for all impaired loans. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if collateral dependent, or the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for credit losses for these loans. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral. Current appraisals are obtained from the listing of certified appraisers approved by our Board of Directors for all collateral dependent loans with continued updated data obtained thereafter and new appraisals obtained when necessary but at least every 18 to 24 months. We receive appraisals within 60 days of ordering the appraisal. Upon receipt of the independent third-party appraisal, our Member of the Appraisal Institute (“MAI”) appraiser conducts a review of the appraisal to determine its acceptability. In circumstances where receipt of an appraisal is pending at a quarter end, our analysis of our allowance for credit losses will include an estimate of the collateral value based upon consideration of our knowledge of the property, the quality of the property based upon loan officer visitations, information related to similar collateral, and, if necessary, inquiries will be made with the certified appraiser performing the appraisal. When external appraisals or our continual re-evaluation of collateral reflect a decline in fair value, the allowance for credit losses related to such a loan would be increased and a charge-off may be recorded if it becomes evident that we will not fully collect all or a portion of the loan balance.
We estimate the inherent risk of loss on all other loans by portfolio segment based primarily on our historical net loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
Our evaluation of our allowance for credit losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the amount of the allowance for credit losses consists of several elements. We use an internal loan grading system with eight categories of loan grades used in evaluating our business and commercial real estate loans. In our loan grading system, pass loans are graded 1 through 4, special mention loans are graded 5, substandard loans are graded 6, doubtful loans are graded 7 and loss loans (which are fully charged off) are graded 8. As discussed in the immediately preceding “Classification of Assets” section above, our definition of special mention, substandard, doubtful and loss are consistent with regulatory definitions. Refer to “Classification of Assets” for further details regarding the definitions of each classification.
In the normal course of our loan monitoring process, we review all pass graded individual business and commercial real estate loans and/or total loan concentration to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those loans over $1 million no less frequently than every 18 months.
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
Substandard loans, including all impaired business and commercial real estate loans greater than $200 thousand, are reviewed on a quarterly basis by either the Classified Loan Review Committee (for such loans greater than $1 million) or by a senior credit manager (for such loans between $200 thousand and $1 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, and account history. Similar information is also reviewed for all special mention loans greater than $250 thousand and substandard or worse loans greater than $200 thousand and less than $1 million by a Senior Credit Manager. Such loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan grading and classifications are appropriate.

Substandard loans greater than $500 thousand are required to have an appraisal or evaluation performed at least every 18 months on real estate collateral, and substandard loans less than $500 thousand are required to have an appraisal or an evaluation performed at least every 24 months. However, a more current appraisal is obtained prior to these required time frames when it is determined to be appropriate in the judgment of management. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
Among other things, our quarterly reviews consist of an assessment of the fair value of collateral for all loans reviewed, including collateral dependent impaired loans. During this review process, an internal estimate of collateral value, as of each quarterly review date, is determined utilizing current information such as comparables from more current appraisals in our possession for similar collateral in our portfolio, recent sale information, current rent rolls, operating statements and cash flow information for the specific collateral. Further, we have a MAI appraiser available on staff for consultation during our quarterly estimation of collateral fair value. This current information is compared to the assumptions made in the most recent appraisal as well as in previous quarters. Quarterly adjustments to the estimated fair value of the collateral are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. Adjustments are made each quarter to the related allowance for credit losses for collateral dependent impaired loans to reflect the change, if any, in the estimated fair value of the collateral less estimated costs to sell as compared to the previous quarter. The determination of the appropriateness of obtaining new appraisals is also specifically addressed in each quarterly review. New appraisals will be obtained prior to the above noted required time frames if it is determined appropriate during these quarterly reviews. Further, our MAI appraiser is available for consultation regarding the need for new appraisals.
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, if impaired, related allowance for credit losses.
INVESTMENT ACTIVITIES
Our investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability, and risk diversification.
We invest in U.S. Government and agency securities, municipal bonds, corporate debt obligations, mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued and guaranteed by the FNMA, FHLMC, Government National Mortgage Association (“GNMA”), or non-agency issued and backed by residential conventional “whole loans” or commercial real estate loans. Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of six years. At December 31, 2010, we had $7.3 billion of securities within our investment portfolio designated as available for sale and $1.0 billion designated as held to maturity. These amounts included securities issued by FHLMC, FNMA and GNMA with a fair value of $1.0 billion, $1.0 billion, and $5.1 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
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

In connection with our merger with Harleysville, we formed our Private Client Services group which utilizes a comprehensive approach to wealth management, incorporating wealth planning, investment management, credit and banking, fiduciary services, and risk management for our customers. Revenue from Private Client Services consists primarily of commissions paid by our clients based on the current market value of assets under management, of which amount is affected by fluctuations in stock and bond market prices; estate settlement fees based on the total market value of real and personal property; and credit and banking revenue which is generated primarily by interest income earned on commercial and consumer loans. Assets under management totaled $624 million at December 31, 2010.
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
Deposits
We offer a variety of deposit products with a range of interest rates and terms. Our retail deposit accounts consist of savings, negotiable order of withdrawal (“NOW”), checking, money market, and certificate of deposit accounts. Our commercial account offerings include business savings and checking, money market, cash management accounts, and a totally free checking product. We also accept municipal deposits. In order to further diversify liquidity sources, our Bank has obtained certificates of deposit and money market deposit accounts through brokers.
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers.
FINANCIAL SERVICES
To complement our traditional core banking business, we offer a wide range of insurance products and consulting services to help both our retail and commercial customers achieve their financial goals. These products and services are delivered through FNRM, our financial services business, which includes risk management (insurance) and employee benefits and compensation consulting services.
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
The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees, and contingent profit sharing paid by insurance carriers. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. As of December 31, 2010, we are servicing approximately $590 million in annual insurance premium volume.
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

SUPERVISION AND REGULATION
General
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting shareholders. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on us and our Bank. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted, but may have a material effect on our business and results.
On April 9, 2010, the Company converted from a savings and loan holding company to a bank holding company. We are not a financial holding company and thus are not entitled to the broader powers granted to those entities under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, we are regulated under the BHC Act, and subject to inspection, examination and supervision by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FNFG” and is subject to NASDAQ rules for listed companies.
On April 9, 2010, the Bank converted from a Federal savings association to a national banking association organized under the National Bank Act. As a national bank, the Bank is subject to regulation and examination by the OCC, as well as the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including our Bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.
Bank Holding Company Regulation
The BHC Act requires the prior approval of the Federal Reserve for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in, activities other than (i) banking or managing or controlling banks, (ii) furnishing services to or performing services for their subsidiaries or (iii) activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies, many of which are addressed below. The Dodd-Frank Act includes provisions that, among other things, will:
•	Change the assessment base for Federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (the “DIF”), and increase the floor applicable to the size of the DIF.
•	Make permanent the $250 thousand limit on deposits for Federal deposit insurance, and provide unlimited Federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repeal the Federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining, and enforcing compliance with Federal consumer financial laws.

•	Restrict the preemption of state law by Federal law and disallow subsidiaries and affiliates of national banks, such as our Bank, from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things as applied to us, going forward will preclude us from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.
•	Require the OCC to seek to make its capital requirements for national banks, such as our Bank, countercyclical.
•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all public companies, including financial institutions like the Company.
•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as our Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Increase the authority of the Federal Reserve to examine us and any of our non-bank subsidiaries.
Some of these provisions may have the consequence of increasing our Bank’s expenses, decreasing its revenues, and changing the activities in which it chooses to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.
Payment of Dividends
The principal source of the Company’s liquidity is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks, such as our Bank, from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, our Bank could pay aggregate dividends of approximately $223 million to the Company without obtaining affirmative governmental approvals, as of December 31, 2010. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
In addition, we and our Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The appropriate Federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate Federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates
Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.
Banks are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Source of Strength Doctrine
Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
In addition, under the National Bank Act, which applies to national banks, if the capital stock of our Bank is impaired by losses or otherwise, the OCC is authorized to require us to pay the deficiency through an assessment. If the assessment is not paid within three months, the OCC could order us to sell our holdings of the Bank’s stock to make good the deficiency.
Capital Requirements
As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the Federal Reserve. Our Bank is subject to similar capital requirements administered by the OCC. The Federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:
•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.
Like other bank holding companies, the Company is currently required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Our Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the relevant Federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by a relevant regulatory authority. In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve has not advised the Company, and the OCC has not advised the Bank, of any specific minimum leverage ratio applicable to either entity.
In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than that permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.
A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary Federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. We are not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued.
The Dodd-Frank Act requires the Federal Reserve, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
The Basel III final capital framework, among other things, (i) introduces as a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth has become associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).
The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the Basel III final framework will commence on January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:
•	3.5% CET1 to risk-weighted assets.
•	4.5% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.
The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity. The current requirements and the Company’s actual capital levels are detailed in Note 12 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.
Prompt Corrective Action Regulations
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan to the appropriate banking agencies. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The appropriate Federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
We believe that, as of December 31, 2010, our Bank was “well-capitalized” based on the aforementioned ratios. The current requirements and the actual levels for our Bank are detailed in Note 12 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Deposit Insurance
Substantially all of the deposits of our Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories that are distinguished by capital levels and supervisory ratings.
In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by seven basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend a restoration plan for the DIF, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from seven to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to five basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to eight basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009. The special assessment was part of the FDIC’s efforts to rebuild the DIF. We recorded an expense of $5.4 million during the second quarter of 2009 to reflect the special assessment.
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010. The rate increases and special assessment resulted in a significant increase to our FDIC premiums in 2009 and 2010. FDIC insurance expense totaled $19 million, $17 million and $1 million in 2010, 2009 and 2008, respectively.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three basis point increase in initial assessment rates scheduled to take effect on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
In February 2011, the FDIC issued a final rule that changes the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule that revises the deposit insurance assessment system for large institutions and creates a two scorecard system, one for most large institutions, including our Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize CAMELS ratings, will introduce certain new financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and will eliminate the use of risk categories and long-term debt issuer ratings. The FDIC will also have the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured by the scorecard. The total score will translate to an initial base assessment rate on a non-linear, sharply increasing scale.
For large institutions, including our Bank, the initial base assessment rate will range from five to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

Under the FDIA, if the FDIC finds that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, the FDIC may determine that such violation or unsafe or unsound practice or condition requires the termination of deposit insurance.
Safety and Soundness Standards
The FDIA requires the Federal bank regulatory agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the Federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action Regulations” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Incentive Compensation
In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC standing in for insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States, and the parent bank holding company with respect to any extensions of credit it has made to such insured depository institution.

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
In addition, under Federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of our Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than our Bank’s depositors.
Liability of Commonly Controlled Institutions
FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, our Bank is the only insured depository institution controlled by the Company for this purpose. However, if we were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.
Community Reinvestment Act and Fair Lending Laws
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. Our Bank received a “Satisfactory” CRA rating on its most recent Federal examination. We are firmly committed to the practice of fair lending and we maintain strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2010, we were in compliance with this requirement. While we are not a member of FHLB of Pittsburgh, we acquired FHLB of Pittsburgh common stock in connection with our merger with Harleysville.
Financial Privacy
Federal regulations require the Company to disclose its privacy policy, including identifying with whom we share “nonpublic personal information,” to our customers at the time the customer establishes a relationship with the Company and annually thereafter. In addition, we are required to provide our customers with the ability to “opt-out” of having the Company share their nonpublic personal information with nonaffiliated third parties before we can disclose that information, subject to certain exceptions.

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
Anti-Money Laundering and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department (the “Treasury”) has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as our Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial, and reputational consequences for the institution.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, financial, and reputational consequences.
Sarbanes-Oxley Act
The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan blackout periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

The Fair and Accurate Credit Transactions Act of 2003
The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires the Company to notify its customers if it reports negative information about them to credit bureaus or if the credit that we grant to them is on less favorable terms than are generally available. We also must comply with guidelines established by our Federal banking regulators to help detect identity theft.
Legislative Initiatives and Regulatory Reform
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on our business.
As a result of the continued volatility and instability in the financial system, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. Congress and the Federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect our business and results of operations.
TAXATION
We are subject to federal and state taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize certain pertinent federal and state tax matters and is not a comprehensive description of the tax rules applicable to us.
Method of Accounting
For federal income tax purposes, we report our income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing our consolidated federal income tax returns.
Corporate Dividends
We may exclude from income 100% of dividends received from our Bank as a member of the same affiliated group of corporations.
Net Operating Loss Carryovers
We may carry back net operating losses to the preceding two taxable years for federal income tax purposes and forward to the succeeding twenty taxable years for federal and New York State income tax purposes, subject to certain limitations. We had net operating loss carryforwards for federal income tax purposes of $285 million and $146 million at December 31, 2010 and 2009, respectively. The net operating loss carryforwards were primarily obtained through acquisitions and will expire between 2020 and 2030, subject to an annual limitation under Internal Revenue Code Section 382. State net operating loss carryforwards at December 31, 2010 were $106 million and are expected to expire in 2030. There were no state net operating loss carryforwards at December 31, 2009.

Taxable Distributions and Recapture
At December 31, 2010, our Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $42 million. Under current federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
State of New York
We report income on a calendar year combined basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greatest of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.
During 2008, New York State revised legislation that phases out the exclusion of dividends paid by a REIT to a bank when the taxable assets of the bank’s combined reporting group exceed $8 billion. In 2008, we were entitled to exclude from taxation 50% of our REIT’s taxable income and in 2009 and 2010, we are entitled to exclude from taxation 25% of our REIT’s taxable income. Without the 25% REIT dividend exclusion, our 2010 effective tax rate would have been approximately 34.4%, compared to our actual rate of 33.9%.
Commonwealth of Pennsylvania
We report income on a calendar year separate company basis in Pennsylvania. In 2009, our Bank was subject to the Pennsylvania Mutual Thrift Institutions Tax, which is imposed in an amount equal to 11.5% of taxable income allocable to Pennsylvania. Taxable income is based on financial statement net income, subject to certain modifications.
Our Bank is subject to the Pennsylvania Bank Shares Tax, which is imposed in an amount equal to 1.25% of taxable net equity allocable to Pennsylvania. Taxable net equity is based on consolidated financial statement net equity, subject to certain modifications.
Status of Audits by Taxing Authorities
We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years before 2007. As described in Note 13 to the Consolidated Financial Statements, there are no indications of any material adjustments relating to any examination currently being conducted by these taxing authorities.

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

Economic Conditions May Adversely Affect Our Liquidity and Financial Condition
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects on our business:
•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets, such as goodwill; and
•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.
Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2010, our portfolio of commercial real estate and business loans totaled $7.0 billion, or 67% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally exposes us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
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
Concentration of Loans in Our Primary Market Area May Increase Risk
Our success depends primarily on the general economic conditions in the geographic areas in which we operate, currently Upstate New York and Pennsylvania and, if the NewAlliance acquisition is completed, Connecticut and Western Massachusetts. Accordingly, the local economic conditions in both Upstate New York and Pennsylvania, and Connecticut and Western Massachusetts after the merger, have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could increase default rates on those loans and otherwise negatively affect our financial results.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally may result in a decrease in our net interest income.
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
Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy our capital and to increase our loans and deposits, we intend to continue to acquire other financial institutions, financial services companies, or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. In addition, we incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we may not be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.
Growing By Acquisition Entails Certain Risks
In April 2010, we acquired Harleysville and have pending a proposed merger with NewAlliance, which is expected to close in the second quarter of 2011 and will add 88 branch locations in Connecticut and Western Massachusetts. As indicated above under “Our Ability to Grow May Be Limited If We Cannot Make Acquisitions,” we will continue to evaluate other acquisition opportunities, including of financial institutions, financial services companies and branches. Growth by acquisition involves risks. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the acquired company with our businesses in a manner that does not result in decreased revenues resulting from any disruption of existing customer relationships of the acquired company. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned. Further, the asset quality or other financial characteristics of a company we may acquire may deteriorate after the acquisition agreement is signed or after the acquisition closes.
We may incur restructuring charges that may reduce our earnings
We continually evaluate the efficiency of our operations. From time to time, we may engage in certain cost-cutting measures to improve efficiency. Charges related to such efforts could adversely affect earnings in the period in which the charges are incurred.
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

We May Not Be Able to Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of financial institutions. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire these people or to retain them.
We Are Subject to Extensive Government Regulation and Supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” for more information about the regulation to which we are subject.
Any Future FDIC Insurance Premium Increases May Adversely Affect our Earnings
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See “Supervision and Regulation—Deposit Insurance” for more information about FDIC insurance premiums.
We Are a Holding Company and Depend on Our Subsidiaries for Dividends, Distributions and Other Payments
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from our Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our stockholders. Regulations of the OCC affect the ability of our Bank to pay dividends and other distributions to us and to make loans to us. If our Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Payment of Dividends” above under “Supervision and Regulation.”
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Earnings Would Decrease.
We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict our Bank’s ability to make dividend payments to us.

We Are Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders, Which May Adversely Affect Our Business and Results of Operations
We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of our customers. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about our other business.
If personal, nonpublic, confidential, or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and the large transaction volumes may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business, potential liability to clients, reputational damage, and regulatory intervention, which could adversely affect our business, financial condition, and results of operations, perhaps materially.
Our Information Systems May Experience an Interruption or Security Breach
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.
Anti-takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value
Certain provisions of our certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock, creates a rebuttable presumption that the acquiror “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in our certificate of incorporation could result in the Company being less attractive to a potential acquiror and thus could adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 105,000 square feet of space. At December 31, 2010, we conducted our business through 115 full-service branches located across Upstate New York and 142 full-service branches in Pennsylvania, including several financial services offices. Eighty of our branches are owned and 177 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our four other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh, Pennsylvania, where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 30 leased offices and 18 buildings which we own with a total occupancy of approximately 861,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2010, our premises and equipment had a net book value of $218 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:
In late August and September 2010, following the announcement of the Company’s merger with NewAlliance, ten purported class actions were filed in Connecticut Superior Court and in the Delaware Court of Chancery of the State of Delaware, naming NewAlliance, the Company, and NewAlliance’s directors as defendants. Certain of these actions also name FNFG Merger Sub, Inc., a wholly owned subsidiary of the Company, and certain NewAlliance officers as defendants. These actions alleged, among other things, that NewAlliance’s directors breached their fiduciary duties to NewAlliance stockholders by failing to maximize stockholder value in approving the merger agreement with the Company and by providing incomplete disclosures to stockholders in advance of their upcoming vote whether to approve the merger. The actions further alleged that NewAlliance and the Company aided and abetted these alleged breaches of fiduciary duty. These actions sought to enjoin the merger on the agreed upon terms and also sought attorneys’ and experts’ fees.
On November 5, 2010, the plaintiffs in both actions advised NewAlliance that they had agreed to stay the Delaware actions and proceed in the Connecticut actions alone. After expedited discovery was conducted, the parties entered into a memorandum of understanding in which the Company and NewAlliance denied that they committed any of the wrongful acts alleged in the complaints, but agreed to amend the disclosures to stockholders in advance of the vote whether to approve the merger. The memorandum of understanding provides that the parties will enter into settlement agreements in both the Connecticut and Delaware actions, and provides for attorneys’ fees. The final settlement agreements will be subject to court approval.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2010, we had approximately 20,800 stockholders of record. During 2010, the high sales price of our common stock was $14.88 and the low sales price of our common stock was $11.23. We paid dividends of $0.57 per common share during the year ended December 31, 2010. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of First Niagara Bank to pay dividends to the Company. The payment of dividends by our Bank is subject to OCC regulations and continued compliance with minimum regulatory capital requirements. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Management does not believe these regulatory requirements will affect our Bank’s ability to pay dividends in the future given its well-capitalized position. See Part I, Item 1, “Supervision and Regulation,” under the heading “Payment of Dividends” for a discussion of the OCC’s regulatory restrictions on dividend payments by the Bank.
We did not repurchase any shares of our common stock during the fourth quarter of 2010. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to 21 million shares of our common stock. This plan rescinded all prior plans and does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (a) the cumulative total return on our common stock for the period beginning December 31, 2005 as reported by the NASDAQ Global Select Market, through December 31, 2010, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return of publicly traded regional banks and thrifts over the same period. In prior years, we compared our common stock’s cumulative total return to the cumulative total return of publicly traded midcap banks and thrifts. However, due to our Bank’s growth to a regional bank during 2010, we modified our peer group to include only publicly traded regional banks and thrifts. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100. An assumed investment of $100 in the SNL Midcap Bank and Thrift Index on December 31, 2005, would have been valued at $44 on December 31, 2010, which compares to $118 for our common stock on December 31, 2010.
FIRST NIAGARA FINANCIAL GROUP, INC.

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Niagara Financial Group, Inc.	$100.00	$106.07	$89.42	$124.98	$112.19	$117.87
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
KBW Regional Bank Index	100.00	108.60	84.72	68.99	53.72	64.68

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2010(1)	2009(2)		2008	2007	2006
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$21,083,853	$14,584,833		$9,331,372	$8,096,228	$7,945,526
Loans and leases, net	10,388,060	7,208,883		6,384,284	5,651,427	5,590,421
Securities available for sale:
Mortgage-backed	6,358,630	3,650,058		1,232,383	817,614	717,601
Other	930,825	771,620		340,718	399,550	342,821
Securities held to maturity:
Mortgage-backed	1,025,724	1,093,552		—	—	—
Deposits	13,148,844	9,729,524		5,943,613	5,548,984	5,709,736
Borrowings	4,893,474	2,302,280		1,540,227	1,094,981	747,554
Stockholders’ equity	$2,765,070	$2,373,661		$1,727,263	$1,353,179	$1,387,197

Common shares outstanding	209,112	188,215		118,562	104,770	110,719
Preferred shares outstanding	—	—		184	—	—

Selected operations data:
Interest income	$745,588	$490,758		$441,138	$422,772	$415,830
Interest expense	147,834	126,358		172,561	198,594	169,349

Net interest income	597,754	364,400		268,577	224,178	246,481
Provision for credit losses	48,631	43,650		22,500	8,500	6,456

Net interest income after provision for credit losses	549,123	320,750		246,077	215,678	240,025
Noninterest income	186,615	125,975		115,735	131,811	111,218
Noninterest expense	523,328	326,672		228,410	222,466	211,851

Income before income taxes	212,410	120,053		133,402	125,023	139,392
Income taxes	72,057	40,676		44,964	40,938	47,533

Net income	140,353	79,377		88,438	84,085	91,859
Preferred stock dividend and discount accretion	—	12,046	(3)	1,184	—	—

Net income available to common stockholders	$140,353	$67,331		$87,254	$84,085	$91,859

Stock and related per share data:
Earnings per common share:
Basic	$0.70	$0.46		$0.81	$0.82	$0.86
Diluted	0.70	0.46		0.81	0.81	0.85
Cash dividends	0.57	0.56		0.56	0.54	0.46
Book value (4)	13.42	12.84		15.02	13.41	12.99
Market Price (NASDAQ: FNFG):
High	14.88	16.32		22.38	15.13	15.43
Low	11.23	9.48		9.98	11.15	13.38
Close	$13.98	$13.91		$16.17	$12.04	$14.86

(1)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(2)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(3)	Includes $8 million of discount accretion related to the redemption of preferred stock issued as part of the Troubled Asset Relief Program.

(4)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

At or for the year ended December 31,	2010(1)	2009(2)	2008	2007	2006
	(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(3):
Return on average assets	0.74%	0.69%	0.99%	1.05%	1.14%
Common equity:
Return on average common equity	5.23	3.47	5.99	6.24	6.67
Return on average tangible common equity(4)	8.67	6.06	13.19	14.12	14.75
Total equity:
Return on average equity	5.23	3.95	5.99	6.24	6.67
Return on average tangible equity(5)	8.67	6.71	12.98	14.12	14.75

Earnings to fixed charges:
Including interest on deposits	2.38	1.93	1.76	1.62	1.81
Excluding interest on deposits	3.57	3.18	3.38	4.02	4.57
Net interest rate spread	3.48	3.40	3.19	2.84	3.20
Net interest rate margin	3.64	3.65	3.55	3.33	3.61
Efficiency ratio (6)	66.72	66.62	59.43	62.49	59.23
Dividend payout ratio	81.43%	121.74%	69.14%	65.85%	53.49%

Capital ratios:
First Niagara Bank:
Total risk-based capital	11.86%	13.73%	12.72%	11.35%	12.16%
Tier 1 risk-based capital	11.06	12.63	11.48	10.10	10.91
Leverage ratio(7)	6.64	—	—	—	—
Tangible capital(7)	—	7.48	8.47	7.54	7.73

Consolidated equity:
Total risk-based capital	14.35	18.51	16.28	12.34	14.23
Tier 1 risk-based capital	13.54	17.41	15.04	11.09	13.01
Leverage ratio(7)	8.14	—	—	—	—
Tangible capital(7)	—	10.34	11.08	8.28	9.22
Equity to assets	13.11	16.27	18.51	16.71	17.46
Tangible common equity to tangible assets(8)	8.27%	10.54%	8.96%	8.21%	8.88%

Asset quality:
Total nonaccruing loans	$89,323	$68,561	$46,417	$28,054	$15,528
Other nonperforming assets	8,647	7,057	2,001	237	632
Allowance for credit losses	95,354	88,303	77,793	70,247	71,913
Net loan charge-offs	$41,580	$33,140	$17,844	$10,084	$6,883
Total nonaccruing loans to total loans	0.85%	0.94%	0.72%	0.49%	0.27%
Total nonperforming assets to total assets	0.46	0.52	0.52	0.35	0.20
Allowance for credit losses to nonaccruing loans	106.8	128.8	167.6	250.4	463.1
Allowance for credit losses to total loans	0.91	1.20	1.20	1.23	1.27
Net charge-offs to average loans	0.44%	0.50%	0.28%	0.18%	0.12%

Other data:
Number of branches	257	171	114	110	119
Full time equivalent employees	3,791	2,816	1,909	1,824	1,922

(1)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(2)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(3)	Computed using daily averages.

(4)	Average tangible common equity excludes average goodwill, other intangibles, and preferred stock of $1.1 billion, $900 million, $815 million, $753 million, and $755 million for 2010, 2009, 2008, 2007, and 2006, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(5)	Average tangible equity excludes average goodwill and other intangibles of $1.1 billion, $829 million, $795 million, $753 million, and $755 million for 2010, 2009, 2008, 2007, and 2006, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(6)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(7)	Tangible capital ratio presented for periods ended prior to First Niagara Bank’s conversion to a national bank regulated by the OCC. Leverage ratio disclosed for periods ended subsequent to such conversion.

(8)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles of $1.1 billion, $935 million, $785 million, $750 million, and $748 million at December 31, 2010, 2009, 2008, 2007, and 2006, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

	2010					2009
	Fourth	Third	Second		First	Fourth	Third		Second		First
	quarter	quarter	quarter		quarter	quarter	quarter		quarter		quarter
	(In thousands, except per share amounts)
Selected Quarterly Data:

Interest income	$205,320	$200,636	$195,129		$144,503	$145,357	$128,788		$110,794		$105,819
Interest expense	37,772	39,357	40,371		30,334	32,454	29,866		30,849		33,189

Net Interest income	167,548	161,279	154,758		114,169	112,903	98,922		79,945		72,630
Provision for credit losses	13,500	11,000	11,000		13,131	11,000	15,000		8,900		8,750

Net interest income after provision for credit losses	154,048	150,279	143,758		101,038	101,903	83,922		71,045		63,880
Noninterest income	54,112	49,505	46,050		36,948	35,517	33,224	(2)	28,774		28,460
Merger and acquisition integration expenses	5,905	1,916	27,602		6,232	4,009	23,354		2,342		1,762
Other noninterest expense	133,429	130,693	130,601	(1)	86,950	90,711	77,366	(3)	65,743	(4)	61,385

Income before Income taxes	68,826	67,175	31,605		44,804	42,700	16,426		31,734		29,193
Income taxes	22,971	21,579	11,602		15,905	13,796	5,495		10,934		10,451

Net income	45,855	45,596	20,003		28,899	28,904	10,931		20,800		18,742
Preferred stock dividend and discount accretion	—	—	—		—	—	—		9,378		2,668

Net income available to common stockholders	$45,855	$45,596	$20,003		$28,899	$28,904	$10,931		$11,422		$16,074

Earnings per share:
Basic	$0.22	$0.22	$0.10		$0.16	$0.16	$0.07		$0.08		$0.14
Diluted	0.22	0.22	0.10		0.16	0.16	0.07		0.08		0.14

Market price (NASDAQ: FNFG):
High	14.40	13.79	14.88		14.86	14.47	14.06		14.23		16.32
Low	11.51	11.23	12.25		13.00	12.40	10.73		10.53		9.48
Close	13.98	11.65	12.53		14.23	13.91	12.33		11.42		10.89

Cash dividends	$0.15	$0.14	$0.14		$0.14	$0.14	$0.14		$0.14		$0.14

(1)	Includes an $8 million contribution to the First Niagara Bank Foundation.

(2)	Includes a $3 million gain on the sale of merchant services’ customer list.

(3)	Includes a $5 million charitable contribution to the First Niagara Bank Foundation.

(4)	Includes FDIC special assessment of $5 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and on April 9, 2010, became a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our wholly owned bank subsidiary, First Niagara Bank, N.A., which became a national bank subject to the supervision and regulation by the OCC on that same date. Prior to our conversion to a bank holding company, First Niagara Bank, N.A. was a federally chartered savings bank subject to OTS regulation. We are a multi-faceted community bank in Upstate New York and Pennsylvania with $21.1 billion of assets, $13.1 billion of deposits, and 257 branch locations as of December 31, 2010.
We were organized in April 1998 in connection with the conversion of First Niagara Bank, N.A. from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout Upstate New York, and most recently through our September 2009 acquisition of 57 National City Bank (“NatCity”) branch locations in Western Pennsylvania and our April 2010 merger with Harleysville. Our merger with Harleysville allowed us to further build our organization by adding operations in Eastern Pennsylvania. We provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking; financial services and risk management (insurance); and commercial business services. These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services.
In addition to acquiring banking and financial services organizations, our strategy includes steady organic growth, as we have continued to open de novo branch locations, especially in areas where acquisition opportunities have been more limited. We committed to a de novo branch expansion strategy in order to expand our service area and fill coverage gaps within our footprint. We have also significantly expanded our commercial lending and business services to include a full complement of cash management and merchant banking services. This strategy has been effective in minimizing interest rate risk sensitivity and is a good source of noninterest bearing deposits.
On August 19, 2010, First Niagara Financial Group, Inc. and NewAlliance, the parent company of NewAlliance Bank, jointly announced a definitive merger agreement under which NewAlliance will merge into the Company in a transaction valued at approximately $1.5 billion on the day of announcement. At December 31, 2010, NewAlliance had total assets of approximately $9.0 billion, including $5.1 billion in loans, and deposits of approximately $5.2 billion in 88 branches across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. NewAlliance stockholders approved the merger on December 20, 2010. The merger is expected to be completed in the second quarter of 2011 and is subject to the approvals of the applicable regulatory agencies.
FINANCIAL OVERVIEW
In 2010, we continued to capitalize on our financial strength and proven business model to drive profitable growth across our markets. Complementing our NatCity branch acquisition, which expanded our presence into Western Pennsylvania markets, our 2010 merger with Harleysville has further developed our footprint into Eastern Pennsylvania, enabling us to sell our products and services to this new customer base. We acquired 83 branches from Harleysville, including $1.1 billion in cash, loans with a fair value of $2.6 billion, and core deposit intangible of $42 million, as well as deposits with a fair value of $4.0 billion, and borrowings with a fair value of $960 million. We recorded $131 million of goodwill as a result of the merger with Harleysville.

Our net income for the year ended December 31, 2010 was $140 million as compared to $79 million for 2009. Diluted earnings per share in 2010 was $0.70, compared to $0.46 in 2009, and reflected the impact of the 20 million shares issued to Harleysville stockholders as well as $42 million of pre-tax nonrecurring merger and acquisition integration expenses. Net interest income increased significantly to $598 million in 2010, up 64% from 2009. This increase was driven by a number of factors including the full year impact of our NatCity branch acquisition, our merger with Harleysville, strong commercial loan growth, and resourceful treasury management. Our net interest margin in 2010 of 3.64% remained in line with our 2009 net interest margin of 3.65%. Noninterest income increased $61 million, or 48%, due primarily to increases in fee based banking services and wealth management services in our recently acquired Eastern and Western Pennsylvania markets as well as increased mortgage originations. Excluding the $42 million and $32 million in merger and acquisition integration expenses in 2010 and 2009, respectively, noninterest expense increased $186 million during 2010. This increase was primarily attributable to the expansion of operations due to our mergers and acquisitions and targeted investments to build operational capacity to support the merger with NewAlliance as well as future growth opportunities.
The NatCity branch acquisition and Harleysville merger resulted in higher loan, investment and deposit balances. Our commercial loan portfolio comprised 67% of total loans at December 31, 2010 and, excluding the loans acquired from Harleysville, increased $735 million, or 21%. Excluding deposits acquired from Harleysville, our total deposit balances decreased slightly to $9.2 billion, while our core deposit balances increased as repricing of our certificates of deposit resulted in a shift in customer preferences to money market deposits. Borrowings, which increased to $4.9 billion at the end of 2010 from $2.3 billion at the end of 2009, provided us with an alternative to deposits for funding our loan growth.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, investment securities accounting, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.
Allowance for Credit Losses
A detailed description of our methodology for calculating our allowance for credit losses is included within the “Lending Activities” section filed herewith in Part I, Item 1, “Business.”
Investment Securities
As of December 31, 2010, our available for sale and held to maturity investment securities totaled $8.3 billion, or 39% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2010 or 2009. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
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
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.
Goodwill
We test goodwill for impairment annually, as of November 1, using a two-step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We have two reporting units: banking and financial services.
For our banking reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. For the market approach, earnings and tangible book value multiples of comparable public companies are selected and applied to the Banking reporting unit’s applicable metrics.

For our financial services reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair market values of these units are compared to our market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
The second step (Step 2) of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As both of our reporting units’ fair values substantially exceeded their carrying amount, we were not required to perform Step 2 in 2010 or 2009.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
Net income for the year ended December 31, 2010 increased to $140 million from $79 million for 2009 reflecting the full year impact of our NatCity branch acquisition and the partial year impact our merger with Harleysville in April 2010. Our diluted earnings per share for 2010 were $0.70, compared to $0.46 for 2009, and reflected the incremental 69 million shares issued in two 2009 equity offerings as well as the 20 million shares we issued to Harleysville stockholders in 2010. Diluted earnings per share for 2009 include the effect of $12 million of preferred stock dividends and discount accretion related to our redemption in May 2009 of our preferred stock issued to the Treasury.
These results continue to reflect the positive impact of our strategic growth initiatives, including an increase in net interest income of $233 million driven by our resourceful treasury management and an increase in interest-bearing assets resulting from both our merger and acquisition activity and organic growth in our loan portfolio. Our expansion into Pennsylvania also resulted in an increase in our noninterest income. Specifically, banking services, wealth management, and mortgage banking increased $31 million, $11 million and $8 million, respectively, when compared to 2009. These increases are partially offset by increased noninterest expenses. These expenses include nonrecurring items related to our mergers and acquisition activity of $42 million in 2010 compared to $32 million in 2009. Recurring costs due to our acquisition driven growth as well as actions taken to strengthen our infrastructure resulted in an $85 million increase in salaries and benefits expense, a $26 million increase in occupancy and equipment expense, a $21 million increase in technology and communications expense and a $12 million increase in professional services expense.
Net Interest Income
Throughout the year, we have worked to counter the pressure imposed by the low rate environment. The yield on our interest earning assets decreased 37 basis points to 4.52% during 2010. The yield on our loans decreased 9 basis points in 2010 as compared to 2009, including a 53 basis point reduction in our consumer loan portfolio to 7.40% and a 35 basis point reduction to 4.66% in the yield from our home equity loan portfolio. These decreases resulted from our purchase of new investments and our acquisition and origination of loans in this low rate environment. Our funding costs were aided by both the low rate environment and our initiatives to attain a more favorable mix of interest bearing liabilities by focusing on wholesale borrowing sources, core deposit growth, and runoff of higher cost CD balances. At December 31, 2010 our core deposits amounted to 75% of our total deposits as compared to 70% of our total deposits as of December 31, 2009. Additionally, we have increased our use of repurchase agreements as a source of funding during 2010, which carry a lower interest rate compared to other borrowing sources due to the pledging of collateral. The average balances of our repurchase agreements amounted to $1.8 billion for 2010, compared to $582 million for 2009. For the year ended December 31, 2010, our funding costs decreased 45 basis points to 1.04%.
Asset yields and funding costs decreased on a proportionate basis during 2010 as we positioned our balance sheet in a manner such that the changes in the interest rate environment experienced in 2010 had a minimal impact on our net interest rate spread and interest margin. Our net interest rate spread increased from 3.40% in 2009 to 3.48% in 2010 and we maintained an interest rate margin of 3.64% in 2010 compared to 3.65% in 2009.

The following table presents our condensed average balance sheet as well as taxable-equivalent interest income and yields. We use a taxable equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	2010			2009			2008
	Average			Average			Average
	outstanding	Interest		outstanding	Interest		outstanding	Interest
	balance	earned/paid	Yield/rate	balance	earned/paid	Yield/rate	balance	earned/paid	Yield/rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$3,960,268	$227,966	5.75%	$2,739,914	$158,351	5.77%	$2,432,981	$152,872	6.27%
Business	2,114,500	103,210	4.88	1,297,102	61,323	4.73	1,067,533	63,621	5.96

Total commercial lending	6,074,768	331,176	5.45	4,037,016	219,674	5.44	3,500,514	216,493	6.18
Residential real estate	1,790,873	91,191	5.09	1,831,304	96,780	5.28	2,074,277	115,036	5.55
Home equity	1,263,407	58,844	4.66	658,826	33,039	5.01	589,721	34,552	5.86
Other consumer	247,222	18,305	7.40	154,971	12,296	7.93	161,096	12,011	7.46

Total loans	9,376,270	499,516	5.32	6,682,117	361,789	5.41	6,325,608	378,092	5.97
Mortgage-backed securities(2)	6,358,817	221,467	3.48	2,828,434	114,168	4.04	946,398	47,121	4.98
Other investment securities(2)	826,475	30,425	3.68	465,004	17,496	3.76	380,786	18,242	4.79
Money market and other investments	180,042	5,381	2.99	175,633	3,114	1.77	82,753	4,038	4.88

Total interest-earning assets	16,741,604	$756,789	4.52%	10,151,188	$496,567	4.89%	7,735,545	$447,493	5.78%

Noninterest-earning assets(3)(4)	2,120,690			1,383,719			1,227,596

Total assets	$18,862,294			$11,534,907			$8,963,141

Interest-bearing liabilities:
Deposits
Savings deposits	$1,164,416	$1,587	0.14%	$829,246	$1,931	0.23%	$790,707	$2,198	0.28%
Checking accounts	1,541,259	2,951	0.19	680,606	996	0.15	486,789	1,378	0.28
Money market deposits	4,576,958	27,676	0.60	2,696,157	27,700	1.03	1,899,010	43,573	2.29
Certificates of deposit	3,526,389	38,936	1.10	2,290,845	42,924	1.87	2,106,481	71,534	3.40

Total interest-bearing deposits	10,809,022	71,150	0.66	6,496,854	73,551	1.13	5,282,987	118,683	2.25
Borrowings
FHLB advances	1,225,735	20,307	1.66	1,267,342	31,359	2.47	907,673	37,715	4.16
Repurchase agreements	1,847,765	30,032	1.63	582,151	12,819	2.20	395,030	13,486	3.41
Senior notes	274,109	20,926	7.63	48,904	5,658	11.57	—	—	—
Other borrowings	82,606	5,419	6.56	62,776	2,971	4.73	69,611	2,677	3.85

Total borrowings	3,430,215	76,684	2.23	1,961,173	52,807	2.68	1,372,314	53,878	3.91

Total interest-bearing liabilities	14,239,237	$147,834	1.04%	8,458,027	$126,358	1.49%	6,655,301	$172,561	2.59%

Noninterest-bearing deposits	1,667,760			897,684			687,741
Other noninterest-bearing liabilities	271,918			168,221			143,775

Total liabilities	16,178,915			9,523,932			7,486,817
Stockholders’ equity(3)	2,683,379			2,010,975			1,476,324

Total liabilities and stockholders’ equity	$18,862,294			$11,534,907			$8,963,141

Net interest income		$608,955			$370,209			$274,932

Net interest rate spread			3.48%			3.40%			3.19%

Net earning assets	$2,502,367			$1,693,161			$1,080,244

Net interest rate margin			3.64%			3.65%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	118%			120%			116%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank-owned life insurance, earnings from which are reflected in noninterest income.

Provision for Credit Losses
Our provision for credit losses is based on our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, the level of delinquent and nonaccruing loans, related collateral and government guarantees, net charge-offs and economic considerations. The provision charged to income amounted to $49 million in 2010, up $5 million from $44 million in 2009, and represented 0.52% of average loans in 2010 compared to 0.65% of average loans in 2009. Excluding $2.2 billion and $218 million of average acquired loans in 2010 and 2009, respectively, this ratio remained flat, as it was 0.67% in 2010 and 0.68% in 2009. These acquired loans were originally recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.
The following table presents an analysis of our allowance for credit losses, including charge-off and recovery data, for the years ended December 31 (amounts in thousands):

	2010	2009	2008	2007	2006
Balance at beginning of year	$88,303	$77,793	$70,247	$71,913	$72,340
Charge-offs:
Commercial:
Real estate	21,272	9,846	5,617	4,803	1,422
Business	18,916	21,686	11,964	4,410	3,564

Total commercial	40,188	31,532	17,581	9,213	4,986
Residential real estate	695	245	143	226	295
Home equity	1,704	876	206	100	56
Other consumer	2,645	2,493	2,192	2,362	4,565

Total charge-offs	45,232	35,146	20,122	11,901	9,902

Recoveries:
Commercial:
Real estate	305	167	322	74	137
Business	1,855	865	972	899	1,783

Total commercial	2,160	1,032	1,294	973	1,920
Residential real estate	31	88	66	7	37
Home equity	179	5	19	2	24
Other consumer	1,282	881	899	835	1,038

Total recoveries	3,652	2,006	2,278	1,817	3,019

Net charge-offs	41,580	33,140	17,844	10,084	6,883
Provision for credit losses	48,631	43,650	22,500	8,500	6,456
Allowance obtained through acquisitions	—	—	2,890	—	—
Loans sold	—	—	—	82	—

Balance at end of year	$95,354	$88,303	$77,793	$70,247	$71,913

Net charge-offs to average loans outstanding	0.44%	0.50%	0.28%	0.18%	0.12%

Allowance for credit losses to total loans	0.91%	1.20%	1.20%	1.23%	1.27%

Allowance for credit losses to nonaccruing loans	107%	129%	168%	250%	463%

Rate/Volume Analysis
The following table presents (on a taxable-equivalent basis) the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our net interest income during the years indicated. We have provided information in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate for the years ended December 31 (in thousands):

	2010 vs. 2009			2009 vs. 2008
	Increase/(decrease)		Total	Increase/(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Loans	$143,605	$(5,878)	$137,727	$20,497	$(36,800)	$(16,303)
Mortgage-backed securities	120,001	(12,702)	107,299	74,101	(7,054)	67,047
Other investment securities	13,314	(385)	12,929	3,594	(4,340)	(746)
Money market and other investments	3,705	(1,438)	2,267	(478)	(446)	(924)

Total interest-earning assets	280,625	(20,403)	260,222	97,714	(48,640)	49,074

Interest expense of:
Savings deposits	619	(963)	(344)	115	(382)	(267)
Checking accounts	1,577	378	1,955	(20,181)	19,799	(382)
Money market deposits	14,710	(14,734)	(24)	51,630	(67,503)	(15,873)
Certificates of deposit	17,992	(21,980)	(3,988)	7,545	(36,155)	(28,610)
Borrowings	34,092	(10,215)	23,877	18,824	(19,895)	(1,071)

Total interest-bearing liabilities	68,990	(47,514)	21,476	57,933	(104,136)	(46,203)

Net interest income	$211,635	$27,111	$238,746	$39,781	$55,496	$95,277

Noninterest Income
Noninterest income increased 48% from 2009 to $187 million for 2010, primarily due to our September 2009 NatCity branch acquisition in Western Pennsylvania and our April 2010 merger with Harleysville in Eastern Pennsylvania. These acquisitions contributed $19 million and $14 million, respectively, of the increase in revenues from fee based banking services, where higher other service charges were partially offset by lower nonsufficient funds fee revenue resulting from new regulations. The increase in revenues during 2010 from wealth management services was also attributable to each of our new markets equally. An increase in mortgage originations resulted in an $8 million increase in revenues from mortgage banking during 2010 due to the low rate environment in 2010.
The decrease in our noninterest income as a percent of total revenues to 24% for 2010, compared to 26% for 2009, is reflective of the growth of our net interest income due to the assets acquired in our National City Bank branch acquisition in late 2009 and our merger with Harleysville in April 2010.
Noninterest Expenses
Noninterest expenses increased $197 million from 2009 to $523 million in 2010, and included $42 million in merger and acquisition integration expenses, a $10 million increase from 2009. Salaries and benefits increased substantially during 2010 as a result of our recent Pennsylvania acquisitions, routine merit increases, and our infrastructure growth necessary to support our increasing size. Salaries and benefits directly attributable to our Eastern and Western Pennsylvania acquisitions totaled $24 million and $31 million, respectively, in 2010. Increases in professional services, occupancy and equipment, and technology and communications expenses were also attributable to our Pennsylvania acquisitions and infrastructure growth. Excluding a $5 million special assessment in 2009, our federal deposit insurance premiums increased $8 million during 2010 due to the increase in our deposit base through organic growth and acquisition as well as a Federal Deposit Insurance Corporation mandated industry wide increase in the assessment rate.
Merger and acquisition integration expenses of $42 million for 2010 included $9 million in salaries and benefits, $6 million in technology and communications, $1 million in occupancy and equipment, $5 million in marketing and advertising, $16 million in professional services, and $5 million in other noninterest expenses. Of these expenses, $34 million is attributable to the merger with Harleysville, and the remaining is primarily attributable to our anticipated merger with NewAlliance. We also contributed $8 million during 2010 to the First Niagara Bank Foundation in support of charitable giving in Eastern Pennsylvania where the acquired Harleysville branches are located.

Despite the significant increase in our noninterest expenses, our efficiency ratio remained nearly unchanged during 2010 at 66.7% from 66.6% during 2009, reflecting our ability to manage the costs of our recent growth efficiently. The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
Income Taxes
Income tax expense for 2010 and 2009 was $72 million and $41 million, respectively, and the effective tax rate for both periods was 33.9%. Although the effective tax rate for 2010 remained unchanged from 2009, the effect was a result of two primary factors. While the effective tax rate decreased due to an increase in tax-exempt interest income from 2009, this decrease was offset by the reduction in the proportional impact of favorable permanent differences relative to the increase in pre-tax income over 2009.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
Net income for the year ended December 31, 2009 was $79 million as compared to $88 million for 2008. Our diluted earnings per share for 2009 was $0.46, compared to $0.81 for 2008, and reflected the additional shares issued in our April 2009 and September 2009 follow-on stock offerings; $12 million of preferred stock dividends and discount accretion, including $8 million of accelerated discount accretion related to the full redemption of our preferred stock issued to the Treasury; and $32 million in merger and acquisition integration expenses related to our acquisition of the NatCity branches and our merger with Harleysville. In addition, our results were impacted by a $15 million increase in FDIC premiums, including a $5 million special assessment, and a $21 million increase in our provision for credit losses due to credit quality deterioration resulting primarily from the prevailing economic environment.
These results also reflected a $96 million, or 36%, increase in our net interest income resulting from an increase in our average earning assets, our strategy of pre-buying investments in anticipation of the NatCity branch acquisition, and a more favorable funding mix as lower cost core deposits and wholesale borrowings replaced higher rate certificates of deposit balances.
During 2009, our noninterest income increased $10 million, primarily as a result of the acquisition of the NatCity branches. Our noninterest expense increased $98 million during 2009, primarily as a result of merger and acquisition integration expenses, increased FDIC premiums, and increased costs due to the addition of the NatCity branches.
Net Interest Income
The yield on our interest-earning assets decreased 89 basis points to 4.89% during 2009, while our funding costs decreased 110 basis points to 1.49%, resulting in a 10 basis point improvement in our net interest margin to 3.65%, the highest annual level in four years. The yield that we earned on our loans decreased 56 basis points in 2009 as compared to 2008, including a 74 basis point reduction in our commercial loan portfolio yield to 5.44% and an 85 basis point reduction to 5.01% in the yield from our home equity loan portfolio.
Our disciplined approach to deposit pricing, including our decision to allow higher priced maturing certificates of deposit accounts to run off during 2009, resulted in a 153 basis point reduction in the rates paid on this product.
Provision for Credit Losses
Our provision for credit losses increased $21 million for the year ended December 31, 2009 to $44 million, or 0.65% of average loans, as compared to 0.36% for 2008. The deterioration of the Upstate New York economy, which is considered to be relatively modest given the deterioration of credit quality experienced in other areas of the country, as well as the increased size of our commercial loan portfolio, especially within our commercial real estate portfolio, resulted in a $22 million increase in our overall level of nonperforming loans. Nonperforming loans at December 31, 2009 totaled $69 million, or 0.94% of total loans, compared to $46 million, or 0.72% of total loans, at December 31, 2008. As a result, our ratio of allowance for credit losses to nonperforming loans decreased to 129% at December 31, 2009 from 168% at December 31, 2008. In addition, our net charge-off levels increased to 0.50% of average loans during 2009 as compared to 0.28% during 2008. Overall, the increase in the provision for credit losses as compared to 2008 is due to a combination of a changing mix and the resulting increased credit risk in our loan portfolio, as well as modest deterioration in our market areas.

Noninterest Income
Noninterest income increased $10 million from 2008 to $126 million in 2009, primarily due to the additional customer relationships obtained in the NatCity acquisition, which contributed approximately $7 million of the $10 million, or 24%, increase in revenue from transaction based banking service fees. Modest decreases in revenues from insurance and benefits consulting and wealth management services were offset by an increase in mortgage banking revenues and a $1 million net gain on the sale of investment securities.
Noninterest Expenses
Noninterest expenses increased $98 million from 2008 to $327 million in 2009, and included $32 million in merger and acquisition integration expenses. These expenses included $5 million in salaries and benefits, $2 million in occupancy and equipment, $1 million in technology and communications, $4 million in marketing and advertising, $13 million in professional services, and $7 million in other noninterest expenses. Expenses related to the NatCity branch acquisition totaled $27 million and those related to Harleysville totaled $5 million.
Salaries and benefits increased substantially during 2009 as a result of an increase in our workforce related to the NatCity branch acquisition and merger with Harleysville, routine merit increases, and an increase in performance-based incentive compensation. FDIC insurance premiums increased $15 million during 2009 due to an increase in rates and our deposit base, the $5 million special assessment, the effect of the temporary increase to $250 thousand of FDIC coverage on all accounts, and our participation in the FDIC’s Temporary Liquidity Guarantee Program for noninterest bearing accounts. During 2009, we contributed $5 million to the First Niagara Bank Foundation in support of charitable giving in Western Pennsylvania where the acquired NatCity branches are located. Increases in occupancy and equipment expenses, technology and communication expenses, and other noninterest expenses resulted from the increase in the number of branch locations to 171 and the increase in our supporting infrastructure.
Income Taxes
Our effective tax rate increased to 33.9% for 2009 from 33.7% in 2008 primarily due to New York State legislation partially phasing out the exclusion of dividends paid by our REIT subsidiary to the Bank and the limitation on the deductibility of certain executive compensation under the terms of the Treasury’s Capital Purchase Program.
FOURTH QUARTER RESULTS
Net income for the quarter ended December 31, 2010 increased to $46 million from $29 million for the same quarter in 2009. Diluted earnings per share for the fourth quarter of 2010 was $0.22, which reflects the continued impact of acquisitions.
Our net interest income for the fourth quarter of 2010 increased 48% from the same period in 2009 to $168 million, reflecting a 41% increase in our interest income, which was only partially offset by a 16% increase in our interest expense. This was primarily due to the 51% increase in average interest earning assets and the shift in our deposit mix towards lower cost core deposits combined with the increased use of low cost wholesale borrowings which resulted in a 33 basis point decrease in the cost of interest-bearing liabilities to 0.93%.
During the fourth quarter of 2010, our loan portfolio increased $411 million. This increase is reflective of a $439 million, or 27% annualized, increase in our commercial loan portfolio, including $247 million in our Western Pennsylvania portfolio and $25 million in our Eastern Pennsylvania portfolio, and an increase of $42 million in our home equity portfolio, offset by a $65 million decrease in residential real estate loans as consumer preference continues to be for long term fixed rate products which we generally do not maintain in our portfolio. Total loan and line originations of $2.5 billion during the fourth quarter of 2010, as compared to $1.2 billion for the same period in 2009, also contributed to the increase. Our total deposits decreased $246 million to $13.1 billion during the quarter ended December 31, 2010, however, lower cost core deposits increased $73 million, or 3% annualized. Certificates of deposit balances decreased $319 million during this period primarily due to the maturity and repricing of the portfolio. Our borrowings increased $550 million from the prior quarter, primarily due to additional repurchase agreements and FHLB advances entered into in the fourth quarter. These borrowings were primarily variable rate borrowings for which we fixed the interest rate through the use of interest rate swap agreements that were designated as cash flow hedges.

During the quarter ended December 31, 2010, we recorded a $14 million provision for credit losses, as compared to $11 million during the quarter ended December 31, 2009. At December 31, 2010, our total nonperforming loans increased to $89 million, as compared to $69 million at December 31, 2009, with higher nonperforming loans primarily in our commercial portfolio. Net loan charge-offs increased to $13 million, or 0.49% annualized of average loans for the quarter as compared to $6 million, or 0.32% annualized of average loans for the fourth quarter of 2009.
For the three months ended December 31, 2010, our noninterest income increased $19 million from the three months ended December 31, 2009, reflecting higher loan and banking services fees due to our expansion into Eastern Pennsylvania as well as growth in our commercial loans due to the addition of more sophisticated product offerings.
Our fourth quarter noninterest expense increased to $139 million from $95 million for the fourth quarter of 2009, primarily due to increased costs related to our Harleysville merger and pending acquisition of NewAlliance, $6 million of merger and acquisition integration expenses, a $2 million increase in FDIC premiums, additional costs due to expansion of operations associated with the Harleysville merger as well as targeted investments in personnel, occupancy and equipment, and technology and communications in an effort to build additional operating capacity to support the NewAlliance acquisition as well as future growth opportunities.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Our total loans and leases outstanding increased $3.2 billion from December 31, 2009 to December 31, 2010, including the $2.6 billion (fair value) of loans we acquired from the merger with Harleysville.
Our commercial loan portfolio, excluding those acquired from Harleysville, increased $735 million, or 21%, resulting from our continued strategic focus on the portfolio and decreased competition as larger banks and nonbank entities continued to face liquidity and capital issues. Our legacy footprint in Upstate New York accounted for $472 million of the increase and our expansion into Western Pennsylvania produced strong loan growth of $457 million. The strong growth in these regions was partially offset by a net decrease of $194 million in our Eastern Pennsylvania region subsequent to the merger with Harleysville, which was primarily driven by our decision to sell certain nonperforming loans acquired in the Harleysville acquisition with a principal balance of $288 million and a fair value of $160 million. As these loans were recorded at fair value upon acquisition, there was no gain or loss recognized through earnings as a result of the sale. Commercial loans now comprise 67% of our total loan portfolio as compared to 65% at December 31, 2009.
Excluding residential real estate loans acquired from Harleysville, we experienced a net decrease of $274 million in our residential real estate portfolio despite originating $868 million in new residential real estate loans during 2010. The net decline resulted from continued consumer preference for long-term fixed rate products, which we generally did not retain in our loan portfolio for interest rate risk management purposes. We also continued to shift focus from other consumer lending to our home equity products. Excluding loans acquired from Harleysville, home equity balances increased by $90 million as customers continued to respond to our marketing campaigns and product offerings.

Loan Portfolio Composition
The table below is selected information concerning the composition of our loan and lease portfolios as of December 31 (amounts in thousands):

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$3,966,966	37.9%	$2,713,542	37.3%	$2,211,402	34.4%	$1,902,334	33.4%	$1,786,384	31.7%
Construction	406,751	3.9	348,040	4.8	340,564	5.3	292,675	5.1	248,325	4.4
Business	2,619,148	25.0	1,689,594	23.2	1,119,220	17.4	913,776	16.1	716,355	12.7

Total commercial	6,992,865	66.8	4,751,176	65.3	3,671,186	57.1	3,108,785	54.6	2,751,064	48.8

Residential real estate	1,687,110	16.1	1,642,691	22.6	1,989,086	30.9	1,952,412	34.3	2,249,382	39.9
Home equity	1,513,047	14.5	691,069	9.5	624,495	9.7	503,779	8.9	470,714	8.4
Other consumer	265,528	2.6	186,341	2.6	143,989	2.3	127,169	2.2	163,824	2.9

Total loans and leases	10,458,550	100.0%	7,271,277	100.0%	6,428,756	100.0%	5,692,145	100.0%	5,634,984	100.0%

Net deferred costs and unearned discounts	24,864		25,909		33,321		29,529		27,350
Allowance for credit losses	(95,354)		(88,303)		(77,793)		(70,247)		(71,913)

Total loans and leases, net	$10,388,060		$7,208,883		$6,384,284		$5,651,427		$5,590,421

The table below is selected information concerning the composition of our loan and lease portfolios by originating branch location as of the dates indicated (in thousands):

	Upstate	Western	Eastern		Total loans
	New York	Pennsylvania	Pennsylvania		and leases
December 31, 2010:
Commercial:
Real estate	$2,612,182	$388,505	$966,279		$3,966,966
Construction	363,828	20,521	22,402		406,751
Business	1,480,447	754,809	383,892		2,619,148

Total commercial	4,456,457	1,163,835	1,372,573		6,992,865

Residential real estate	1,385,347	35,942	265,821		1,687,110
Home equity	766,054	107,345	639,648		1,513,047
Other consumer	153,193	59,507	52,828		265,528

Total loans and leases	$6,761,051	$1,366,629	$2,330,870		$10,458,550

December 31, 2009:
Commercial:
Real estate	$2,414,478	$264,137	$34,927	(1)	$2,713,542
Construction	348,040	—	—		348,040
Business	1,221,744	443,091	24,759	(1)	1,689,594

Total commercial	3,984,262	707,228	59,686		4,751,176

Residential real estate	1,635,150	7,541	—		1,642,691
Home equity	674,047	17,022	—		691,069
Other consumer	120,293	66,048	—		186,341

Total loans and leases	$6,413,752	$797,839	$59,686		$7,271,277

(1)	Performing loans purchased from Harleysville in December 2009.

Investing Activities
Securities Portfolio
Our investment securities portfolio increased $2.8 billion, from $5.5 billion at December 31, 2009 to $8.3 billion at December 31, 2010, primarily due to our merger with Harleysville. Approximately $1.0 billion of securities held at December 31, 2010 were classified as held to maturity, as we have the intent and ability to hold these securities to maturity. The remaining securities purchased were classified as available for sale. As of December 31, 2010, 99% of the fair value of our investment securities portfolio was rated investment grade and 98% was rated A- or higher.
Our available for sale securities portfolio is primarily invested in residential mortgage backed securities, which comprised 85% and 83% of our total available for sale portfolio as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, 98% and 95%, respectively, of our residential mortgage backed securities were issued by GNMA, FNMA, or FHLMC. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency collateralized mortgage obligations (“CMOs”) portfolio consists primarily of investment grade securities, as 95% of the fair value of this portfolio was rated investment grade, and 92% was rated A- or higher. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.
Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 4.3 years at December 31, 2010, compared to 2.9 years at December 31, 2009. This increase in the weighted average life is a result of slower expected prepayment rates of the underlying residential mortgages and the purchase of investments during 2010 with longer weighted average lives than the investments in our portfolio at December 31, 2009. The investments purchased in 2010 include longer dated nonamortizing bonds and longer duration collateralized mortgage obligations.

The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31 (amounts in thousands):

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$597,434	$416,847	$422,844	$295,639	$299,747
U.S. government sponsored enterprises	184,569	187,207	340,806	339,832	29,968	29,998
Corporate	123,475	121,116	3,395	2,213	5,028	3,440

Total debt securities	904,022	905,757	761,048	764,889	330,635	333,185
Other	22,277	22,337	3,651	3,664	5,307	4,156

Total debt and other securities	$926,299	$928,094	$764,699	$768,553	$335,942	$337,341

Average remaining life of debt securities(1)	4.8 years		2.8 years		1.5 years

Mortgage-backed securities:

Commercial mortgage-backed securities	$162,669	$162,669	$—	$—	$—	$—

Residential mortgage-backed securities:
GNMA	75,874	77,790	30,906	30,833	11,711	11,376
FNMA	167,355	173,139	101,578	105,039	146,646	149,262
FHLMC	121,785	126,159	59,527	62,746	182,929	188,838

Collateralized mortgage obligations:
GNMA	4,462,585	4,548,917	1,977,458	1,976,881	24,257	23,940
FNMA	561,430	573,030	692,614	705,257	179,657	179,861
FHLMC	544,447	546,152	590,172	602,023	446,086	450,091
Non-agency issued	150,243	150,774	173,080	167,279	263,432	229,015

Total collateralized mortgage obligations	5,718,705	5,818,873	3,433,324	3,451,440	913,432	882,907

Total residential mortgage-backed securities	6,083,719	6,195,961	3,625,335	3,650,058	1,254,718	1,232,383

Total mortgage-backed securities	$6,246,388	$6,358,630	$3,625,335	$3,650,058	$1,254,718	$1,232,383

Average remaining life of mortgage-backed securities(1)	4.3 years		2.9 years		4.4 years

Asset-backed securities	$2,755	$2,731	$3,165	$3,067	$3,499	$3,377

Average remaining life of asset-backed securities(1)	9.6 years		10.1 years		11.1 years

Total securities available for sale	$7,175,442	$7,289,455	$4,393,199	$4,421,678	$1,594,159	$1,573,101

Average remaining life of investment securities available for sale(1)	4.3 years		2.9 years		3.8 years

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
GNMA	$497,310	$505,658	$467,473	$471,810
FNMA	244,664	249,561	319,190	323,278
FHLMC	283,750	288,584	306,889	311,562

Total residential mortgage-backed securities	$1,025,724	$1,043,803	$1,093,552	$1,106,650

Average remaining life of investment securities held to maturity(1)	4.0 years		2.9 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.

Deposits
The increase in our total deposits from December 31, 2009 to December 31, 2010 is primarily due to the $4.0 billion of deposits acquired from Harleysville. Our focus on growing low cost profitable relationships and a customer preference for short-term products resulted in organic core deposit growth of $739 million, or 11%, during 2010. Money market deposit accounts in our Upstate New York market increased by $453 million, or 17%, as customers continue to prefer the flexibility of a floating rate product with no maturity date. Additionally, our participation in a program whereby we receive money market deposits through a financial intermediary contributed $225 million of this increase. The maturation of higher rate certificates of deposit resulted in a $560 million, or 36%, decrease in these balances in Western Pennsylvania during 2010 and a $562 million decrease in these balances in Eastern Pennsylvania since acquisition.
Municipal deposits increased from $987 million at December 31, 2009 to $1.4 billion at December 31, 2010, including $183 million acquired in the Harleysville merger. Excluding these municipal deposits acquired from Harleysville, the 19% increase from December 31, 2009 is due to an increase in deposits from current customers as well as from new relationships.
The table below contains selected information on the composition of our deposits as of December 31 (amounts in thousands):

	2010			2009			2008
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate
Core deposits:
Savings	$1,235,004	9.4%	0.11%	$916,854	9.4%	0.14%	$788,767	13.3%	0.24%
Interest-bearing checking	1,705,537	13.0	0.11	1,063,065	10.9	0.13	485,220	8.2	0.17
Money market deposits	4,919,014	37.4	0.49	3,535,736	36.4	0.72	1,940,136	32.6	1.47
Noninterest-bearing	1,989,505	15.1	—	1,256,537	12.9	—	718,593	12.1	—

Total core deposits	9,849,060	74.9	0.28	6,772,192	69.6	0.41	3,932,716	66.2	0.79
Certificates	3,299,784	25.1	1.18	2,957,332	30.4	1.52	2,010,897	33.8	2.79

Total deposits	$13,148,844	100.0%	0.50%	$9,729,524	100.0%	0.75%	$5,943,613	100.0%	1.47%

The table below contains selected information on the composition of our deposits, by originating branch location as of the dates indicated (in thousands):

	Upstate	Western	Eastern	Total
	New York	Pennsylvania	Pennsylvania	deposits
December 31, 2010
Core deposits:
Savings	$846,859	$130,361	$257,784	$1,235,004
Interest-bearing checking	617,845	502,345	585,347	1,705,537
Money market deposits	3,107,727	961,233	850,054	4,919,014
Noninterest-bearing	1,012,715	526,673	450,117	1,989,505

Total core deposits	5,585,146	2,120,612	2,143,302	9,849,060
Certificates	1,234,347	1,011,659	1,053,778	3,299,784

Total deposits	$6,819,493	$3,132,271	$3,197,080	$13,148,844

December 31, 2009
Core deposits:
Savings	$796,845	$120,009	$—	$916,854
Interest-bearing checking	537,767	525,298	—	1,063,065
Money market deposits	2,654,865	880,871	—	3,535,736
Noninterest-bearing	795,322	461,215	—	1,256,537

Total core deposits	4,784,799	1,987,393	—	6,772,192
Certificates	1,385,402	1,571,930	—	2,957,332

Total deposits	$6,170,201	$3,559,323	$—	$9,729,524

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater and $250,000 and greater at December 31, 2010 (in thousands):

	Over	Over
	$100,000	$250,000
Less than three months	$224,646	$141,152
Over three months to six months	230,718	64,330
Over six months to 12 months	256,826	93,859
Over 12 months	285,144	46,671

Total	$997,334	$346,012

Borrowings
The following table shows certain information about our borrowings for the dates indicated (amounts in thousands):

	At or for the year ended December 31,
	2010	2009	2008
Period-end balance:
FHLB advances	$1,865,585	$631,703	$1,005,467
Repurchase agreements	2,638,257	1,458,205	462,418
Senior notes	296,733	150,000	—
Other borrowings	92,899	62,372	72,342

Total borrowings	$4,893,474	$2,302,280	$1,540,227

Maximum balance at any month end:
FHLB advances	$1,865,585	$3,435,825	$1,194,195
Repurchase agreements	2,764,874	1,458,205	462,418
Senior notes	447,720	150,000	—
Other borrowings	93,131	62,372	92,315

Average balance:
FHLB advances	$1,225,735	$1,267,342	$907,673
Repurchase agreements	1,847,765	582,151	395,030
Senior notes	274,109	48,904	—
Other borrowings	82,606	62,776	69,610

Period-end weighted average interest rate:
FHLB advances	1.76%	3.53%	3.63%
Repurchase agreements	1.27	1.18	3.31
Senior notes	6.75	12.00	—
Other	3.40	1.98	2.65

Weighted average maturity (years):
FHLB advances	1.4	0.8	1.8
Repurchase agreements	2.2	1.5	2.5
Senior notes	9.2	4.7	—
Other	23.8	24.5	25.5
On March 19, 2010, the Company issued $300 million of 6.75% senior notes due March 19, 2020 (the “6.75% Senior Notes”), a portion of the proceeds of which was used to repay $150 million in 12.00% senior notes we issued and NatCity purchased in September 2009. The 6.75% Senior Notes are redeemable, in whole or in part, at any time.
Additionally, in connection with our merger with Harleysville, we acquired six statutory trust affiliates (the “Trusts”). The Trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the holding company totaling $106 million at December 31, 2010. Each Trust’s preferred securities represent undivided beneficial interests in the assets of the Trusts. The carrying value of the trust preferred subordinated debentures, net of the unamortized fair value adjustment of approximately $28 million from the merger with Harleysville, is $81 million at December 31, 2010. We own all of the common securities of the Trusts and have accordingly recorded $3 million in other assets in our Consolidated Statement of Condition at December 31, 2010 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, and because the Trusts qualify as variable interest entities, the Trusts are not consolidated in our financial statements. Because our total consolidated assets were less than $15 billion at December 31, 2009, and these trust preferred securities were issued before May 19, 2010, they will continue to qualify as Tier 1 capital for the Company and will not be affected by the Dodd-Frank Act’s provisions disqualifying trust preferred securities from inclusion in Tier 1 capital of bank holding companies.
Our total borrowings increased $2.6 billion during 2010, including the incremental increase in the 6.75% Senior Notes over the 2009 NatCity senior notes as well as the junior subordinated debentures from our Harleysville merger. The primary drivers of the remaining increase were our additional advances from the FHLB and additional repurchase agreements. During 2010, we used borrowings to fund the run-off of certificates of deposit account balances and the growth in our loan portfolio. The low rate environment as well as our efforts to achieve a more favorable borrowing mix resulted in a decrease of 45 basis points in our borrowing costs. At December 31, 2010, our repurchase agreements include $163 million that have call provisions that could accelerate their maturity during 2011, at the lender’s option, if rates were to rise significantly from current levels.

Capital
During 2010, our stockholders’ equity increased $391 million to $2.8 billion primarily due to our merger with Harleysville. Other contributing factors include net income of $140 million and $53 million in net unrealized gains, net of income taxes, on our securities available for sale arising during the year. These amounts were partially offset by common stock dividends paid during the year. For the year ended December 31, 2010, we declared common stock dividends of $0.57 per share, or $115 million, representing a dividend payout ratio of 81%.
We did not repurchase any shares of our common stock during 2010 or 2009 and as of December 31, 2010, we are authorized to repurchase up to 21 million shares of our common stock as part of our capital management initiatives. We issued 0.6 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during 2010. While treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors, including the market price of our stock and alternative uses for our capital.
At December 31, 2010, our Bank exceeded all minimum regulatory capital requirements. The current requirements and our actual capital levels are detailed in Note 12 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
RISK MANAGEMENT
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
A detailed description of our process used to monitor credit risk is included in “Allowance for Credit Losses” in this report in Part I, Item 1, “Business”, “Lending Activities”.
The primary indicators of credit quality are the level of our nonaccruing loans as well as the net charge-off ratio which measures net charge-offs as a percentage of average total loans outstanding. For legacy loans, we place loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.

The following table details our allocation of our allowance for credit losses by loan category as of December 31 (amounts in thousands):

	2010		2009		2008		2007		2006
	Amount		Amount		Amount		Amount		Amount
	of	Percent	of	Percent	of	Percent	of	Percent	of	Percent
	allowance	of loans	allowance	of loans	allowance	of loans	allowance	of loans	allowance	of loans
	for credit	to toal	for credit	to toal	for credit	to toal	for credit	to toal	for credit	to toal
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans

Commercial:
Real estate and construction	$46,967	41.8%	$44,497	42.1%	$32,789	39.7%	$24,886	38.5%	$25,434	36.1%
Business	42,034	25.0	38,324	23.2	35,954	17.4	27,812	16.1	25,652	12.7

Total commercial	89,001	66.8	82,821	65.3	68,743	57.1	52,698	54.6	51,086	48.8

Residential real estate	1,754	16.1	1,825	22.6	1,663	30.9	3,384	34.3	3,898	39.9
Home equity	1,859	14.5	1,216	9.5	775	9.7	1,344	8.9	1,278	8.4
Other consumer	2,740	2.6	2,441	2.6	2,524	2.3	2,974	2.2	4,250	2.9
Unallocated	—	—	—	—	4,088	—	9,847	—	11,401	—

Total	$95,354	100.0%	$88,303	100.0%	$77,793	100.0%	$70,247	100.0%	$71,913	100.0%

Allowance for credit losses to total loans	0.91%		1.20%		1.20%		1.23%		1.27%

The following table details our net charge-offs by loan category for the years ended December 31 (amounts in thousands):

	2010	2009	2008	2007	2006
Commercial:
Real estate	$20,967	$9,679	$5,295	$4,729	$1,285
Business	17,061	20,821	10,992	3,511	1,781

Total commercial	38,028	30,500	16,287	8,240	3,066

Residential real estate	664	157	77	219	258
Home equity	1,525	871	187	98	32
Other consumer	1,363	1,612	1,293	1,527	3,527

	$41,580	$33,140	$17,844	$10,084	$6,883

The following table sets forth information regarding our nonaccruing loans and other nonperforming assets as of December 31 (amounts in thousands):

	2010	2009	2008	2007	2006
Nonaccruing loans:
Commercial:
Real estate	$44,065	$37,687	$26,546	$16,229	$4,513
Business	25,819	17,566	11,765	6,350	4,350

Total commercial	69,884	55,253	38,311	22,579	8,863

Residential real estate	14,461	9,468	5,516	3,741	4,490
Home equity	4,605	2,330	2,076	849	819
Other consumer	373	1,510	514	885	1,356

Total nonaccruing loans	89,323	68,561	46,417	28,054	15,528
Real estate owned	8,647	7,057	2,001	237	632

Total nonperforming assets (1)	$97,970	$75,618	$48,418	$28,291	$16,160

Loans 90 days past due and still accruing interest (2)	$58,097	$—	$—	$—	$—

Total nonperforming assets as a percentage of total assets	0.46%	0.52%	0.52%	0.35%	0.20%

Total nonaccruing loans as a percentage of total loans	0.85%	0.94%	0.72%	0.49%	0.27%

Allowance for credit losses to nonaccruing loans	106.8%	128.8%	167.6%	250.4%	463.1%

(1)	Nonperforming assets do not include $22 million, $12 million, $7 million, $6 million, and $4 million of performing renegotiated loans that are accruing interest at December 31, 2010, 2009, 2008, 2007, and 2006 respectively.

(2)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

The following table contains an aging analysis of our loans by class at December 31, 2010:

			Greater than
	30-59 days	60-89 days	90 days	Total		Total loans	Greater than 90
	past due	past due	past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	$5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents information about the credit quality of our commercial loan portfolio at December 31, 2010:

	Commercial real estate
	Acquisition and		Investment	Owner
	development	Multifamily	real estate	occupied	Business	Total
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,875
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,885

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655
Nonaccrual(2)	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under the heading “Classification of Assets.”

(2)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accrediting the difference between the carrying value of these loans and their expected cash flows.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at December 31, 2010:

	Residential real estate	Home equity	Other consumer	Total
Legacy loans by refreshed FICO score(1):
Over 700	$1,092,172	$705,211	$72,524	$1,869,907
660-700	138,265	112,141	21,017	271,423
620-660	73,488	45,887	13,242	132,617
580-620	40,409	20,530	7,673	68,612
Less than 580	67,096	32,867	11,320	111,283
No score	15,643	7,081	21,956	44,680

Total	$1,427,073	$923,717	$147,732	$2,498,522

Acquired loans by refreshed FICO score(1):
Over 700	$139,706	$400,341	$54,765	$594,812
660-700	29,981	64,904	18,076	112,961
620-660	15,272	34,267	9,253	58,792
580-620	17,482	26,287	5,516	49,285
Less than 580	22,859	46,528	11,511	80,898
No score	39,825	28,526	25,857	94,208

Total	$265,125	$600,853	$124,978	$990,956

(1)	FICO scores were obtained during the most recent quarter.
Despite some deterioration in our portfolio, our credit quality continued to compare favorably to the industry and our peers. The loans obtained in the NatCity branch acquisition and the Harleysville merger were recorded at fair value on date of acquisition, and there was no carryover of the related allowance for credit losses that NatCity or Harleysville may have previously recorded on the loans.
Our allowance for credit losses increased $7 million from December 31, 2009 to $95 million at December 31, 2010, as our provision for credit losses exceeded our net charge-offs. The ratio of our allowance for credit losses to total loans was 0.91% at December 31, 2010 compared to 1.20% at December 31, 2009. The decrease in this ratio is primarily attributable to the loans acquired from Harleysville, as these loans were originally recorded at fair value with no carryover of any allowance for credit losses that Harleysville had recorded on these loans. The decrease in our net charge-offs to average loans outstanding to 0.44% at December 31, 2010 from 0.50% at December 31, 2009 was caused by the addition of the acquired Harleysville loans, for which charge-offs of the original principal amount on such loans would be first applied to the nonaccretable discount portion of the fair value adjustment. This decrease is offset by a higher level of commercial real estate charge-offs in the current year.
Throughout the past few years, the economy in Upstate New York was relatively stable and only modestly affected by deteriorating credit conditions experienced in other areas of the country. However, there has been some deterioration in credit conditions, as reflected by the $21 million increase in our nonaccruing loans in 2010. Our nonaccruing loans decreased to 0.85% of total loans at December 31, 2009 from 0.94% at December 31, 2009, primarily due to the acquired Harleysville loans, offset by the increase in nonaccruing loans. The acquired Harleysville loans, which are included in the denominator of this ratio, may be considered accruing even if they are more than 90 days past due. This is due to the fact that we may recognize interest income through the accretion of the difference between the carrying value of these loans and their expected cash flows if we are able to reasonably estimate future cash flows on these loans and we expect to fully collect the carrying value of these loans.
We consider loans 90 days past due and accruing interest to be potential problem loans. At December 31, 2010, all such loans meeting this definition were comprised of loans acquired from Harleysville.

Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) amounted to $55 million and $29 million at December 31, 2010 and December 31, 2009, respectively. Of these balances, $22 million and $12 million were accruing interest at December 31, 2010 and 2009, respectively. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for six consecutive payments.
Certain pass-graded commercial loans may have repayment dates extended at or near original maturity dates in the normal course of business. When such extensions are considered to be concessions and provided as a result of the financial distress of the borrower, these loans are classified as TDRs and considered to be impaired. However, if such extensions or other modifications at or near the original maturity date or at any time during the life of a loan are not made as a result of financial distress related to the borrower, such loan would not be classified as a TDR or as an impaired loan. Repayment extensions typically provided in a TDR are for periods of greater than six months. When providing loan modifications because of the financial distress of the borrowers, we consider that, after the modification, the borrower would be in a better position to continue with the payment of principal and interest. While such loans may be collateralized, they are not typically considered to be collateral dependent.
Residential Mortgage Banking
We often originate and sell residential mortgage loans with servicing retained. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.
As is customary in the mortgage banking industry, we have made certain representations and warranties related to the sale of residential mortgage loans and to the performance of our obligations as servicer.  The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral. At December 31, 2010 we had a liability for recourse obligations on our serviced loan portfolio of $4 million.
At December 31, 2010 we had $2 million in serviced loans in foreclosure and the delinquencies in our serviced loan portfolio were as follows:

30 to 59 days past due	0.66%
60 to 89 days past due	0.26%
Greater than 90 days past due	0.48%

Total past due loans	1.40%

Investments
We have assessed our securities that were in an unrealized loss position at December 31, 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered some or all of the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
At December 31, 2009, we determined that three securities with a total amortized cost of $5 million and a fair value of $3 million were other than temporarily impaired. The impairment loss of $2 million is included in other noninterest income in our Consolidated Statement of Income for the year ended December 31, 2009 and primarily resulted from our intention to sell certain investment securities that were in an unrealized loss position at December 31, 2009.

All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as LTV ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations as they come due. Liquidity risk arises from our failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly or to obtain adequate funding to continue to operate profitably.
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity at all times. We manage our liquidity to ensure that we have sufficient cash to:
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
Sources of Liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $2.6 billion and $1.9 billion outstanding, respectively, at December 31, 2010.
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
Our primary investing activities are the origination of loans and the purchase of investment securities. Our loan originations totaled $3.6 billion and $1.9 billion during 2010 and 2009, respectively. In addition, we made advances on business lines of credit totaling $3.2 billion in 2010 and $1.5 billion in 2009, reflecting our continued focus on growing our higher yielding commercial loan portfolio. Our purchases of investment securities decreased to $4.0 billion during 2010, as compared to $5.8 billion during 2009, reflecting the 2009 investment of a portion of the $802 million in proceeds from our two follow-on stock offerings as well as $3.1 billion in funds received in the NatCity branch acquisition. Principal payments on and proceeds from sales and maturities of our investment securities amounted to $2.2 billion and $1.9 billion, for 2010 and 2009 respectively, reflecting increased prepayments and a larger mortgage-backed securities portfolio.
Net cash provided by our financing activities totaled $1.1 billion for both 2010 and 2009. Our borrowing activities provided $2.1 billion of low cost long-term financing. We have a total borrowing capacity of up to $7.3 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position, of which $3.4 billion was available at December 31, 2010.

In addition to our financial performance and condition, our liquidity may be impacted by our structure as a bank holding company that is a separate legal entity from our banking and other subsidiaries. We rely on the dividends we receive from our Bank as our principal source of cash flow for the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. If our Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or make required principal and interest payments on the Company’s outstanding debt.
In 2010, the Company issued $300 million of 6.75% senior notes due March 19, 2020 (the “6.75% Senior Notes”), a portion of the proceeds of which was used to repay $150 million in 12.00% senior notes we issued and NatCity purchased in September 2009.
Our standing in the national markets, and our ability to obtain funding from them, are taken into consideration as part of our liquidity management strategies. In January 2011, Standard & Poor’s Ratings Services raised the Company’s long-term counterparty credit rating to BBB from BBB- and the long-term counterparty credit rating of our Bank to BBB+ from BBB.
In January 2010, Moody’s Investors Service announced that they assigned a first-time long-term issuer credit rating of Baa1 to the Company, complementing the existing BBB long-term issuer credit rating assigned to both the Company and the Bank from Fitch Ratings that was last affirmed in July 2009. These ratings increase our ability to efficiently access the capital markets to meet our liquidity needs.
Uses of Liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2010 as follows (in thousands):

	Less than 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	years	years	Total
Certificates of deposit	$2,185,477	$837,336	$100,601	$176,370	$3,299,784
Borrowings	1,788,566	1,931,707	663,807	509,394	4,893,474
Commitments to extend credit (2)	3,438,569	—	—	—	3,438,569
Standby letters of credit (2)	225,140	—	—	—	225,140
Operating leases	20,223	35,577	32,024	83,985	171,809
Purchase obligations	23,326	57,754	17,630	1,840	100,550
Capital leases	439	3,060	3,157	18,380	25,036
Partnership investment commitments	4,282	1,919	190	3,969	10,360

Total contractual obligations	$7,686,022	$2,867,353	$817,409	$793,938	$12,164,722

(1)	Amounts do not include contractual interest.

(2)	We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $3.0 billion available under lines of credit, which generally expire one year from the date of origination if unfunded.
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $3.4 billion and $2.2 billion at December 31, 2010 and 2009, respectively.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally more difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at December 31, 2010 our unused commercial lines of credit increased to $2.0 billion from $1.4 billion at December 31, 2009, and our unused home equity and other consumer lines of credit increased to $942 million at December 31, 2010 from $469 million at the end of 2009. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event our customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $225 million and $143 million at December 31, 2010 and 2009, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts that we report. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through the sources described above. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 15 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. Beginning in 2011, we are planning on holding fixed rate residential mortgage loans with maturities of 20 years or less in our portfolio. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages amounted to $88 million and $84 million at December 31, 2010 and 2009, respectively.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2010 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table (amounts in thousands):

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$139,606	1.57%	$165,570	2.60%	$236,473	3.04%	$55,785	4.20%	$597,434	2.69%
U.S. Government sponsored enterprises	—	—	156,317	2.18	30,890	2.83	—	—	187,207	2.29
Corporate	—	—	39,070	3.82	81,126	3.84	920	3.13	121,116	3.83

Total debt securities	139,606	1.57	360,957	2.55	348,489	3.21	56,705	4.19	905,757	2.76

Mortgage-backed securities:

Commercial mortgage-backed securities	—	—	—	—	—	—	162,669	5.31	162,669	5.31

Residential mortgage-backed securities:
GNMA	—	—	—	—	7,493	3.31	70,297	3.58	77,790	3.55
FNMA	—	—	17,849	3.76	63,346	3.49	91,944	3.43	173,139	3.49
FHLMC	3	6.62	2,011	4.64	26,528	3.48	97,617	3.88	126,159	3.80
CMOs	—	—	12,610	3.48	175,578	4.25	5,630,685	3.58	5,818,873	3.60

Total residential mortgage-backed securities	3	6.62	32,470	3.71	272,945	3.97	5,890,543	3.58	6,195,961	3.60

Total mortgage-backed securities	3	6.62	32,470	3.71	272,945	3.97	6,053,212	3.63	6,358,630	3.65

Asset-backed securities	—	—	—	—	—	—	2,731	0.93	2,731	0.93
Other (1)	—	—	—	—	—	—	—	—	22,337	3.20

Total securities available for sale	$139,609	1.57%	$393,427	2.65%	$621,434	3.54%	$6,112,648	3.64%	$7,289,455	3.53%

Investment securities held to maturity
Residential mortgage-backed securities:
CMOs	$—	—%	$—	—%	$—	—%	$1,025,724	3.60%	$1,025,724	3.60%

(1)	Other securities available for sale include investments with no stated maturity date.

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2010 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through	After five
	year	five years	years	Total
Commercial:
Real estate	$1,514,087	$2,088,468	$364,411	$3,966,966
Construction	382,939	9,337	14,475	406,751
Business	2,089,530	468,006	61,612	2,619,148

Total commercial	3,986,556	2,565,811	440,498	6,992,865

Residential real estate	406,363	434,801	845,946	1,687,110
Home equity	859,827	189,512	463,708	1,513,047
Other consumer	127,028	72,147	66,353	265,528

Total loans and leases	$5,379,774	$3,262,271	$1,816,505	$10,458,550

For the loans reported in the preceding table, the following sets forth at December 31, 2010, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2011 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,243,587	$1,209,292	$2,452,879
Construction	19,115	4,697	23,812
Business	318,351	211,267	529,618

Total commercial	1,581,053	1,425,256	3,006,309

Residential real estate	1,212,310	68,437	1,280,747
Home equity	653,220	—	653,220
Other consumer	138,500	—	138,500

Total loans and leases	$3,585,083	$1,493,693	$5,078,776

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
We utilize the following strategies to manage our interest rate risk: (1) incorporating loan level derivative instruments such as interest rate swaps (2) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (3) selling the majority of 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (4) investing in securities with strong cash flows which position us for increases in market interest rates; (5) growing core deposits; and (6) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.

Our Asset and Liability Committee monitors our sensitivity to interest rates and approves strategies to manage our exposure to interest rate risk. Our goal is to maximize the growth of net interest income on a consistent basis by minimizing the effects of fluctuations associated with changing market interest rates.
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

	Calculated decrease at December 31,
	2010		2009
	Net interest		Net interest
Changes in interest rates(1)	income	% Change	income	% Change
+200 basis points (2)	$(7,068)	(1.0)%	$(2,837)	(0.6)%
+100 basis points	(3,191)	(0.5)	(828)	(0.2)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at December 31, 2010, therefore, the calculation of the effect of the decrease in interest rates is not measurable.

(2)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.
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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Interest Rate and Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2010 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2010.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited First Niagara Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
March 1, 2011

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$213,820	$236,268
Investment securities:
Available for sale, at fair value (amortized cost of $7,175,442 and $4,393,199 in 2010 and 2009; includes pledged securities that can be sold or repledged of $4,052,259 and $2,258,290 in 2010 and 2009)	7,289,455	4,421,678
Held to maturity, at amortized cost (fair value of $1,043,803 and $1,106,650 in 2010 and 2009)	1,025,724	1,093,552
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	183,800	79,014
Loans held for sale	37,977	32,270
Loans and leases (net of allowance for credit losses of $95,354 and $88,303 in 2010 and 2009)	10,388,060	7,208,883
Bank-owned life insurance	230,718	132,414
Premises and equipment, net	217,555	156,213
Goodwill	1,023,977	879,107
Core deposit and other intangibles, net	90,167	56,277
Other assets	382,600	289,157

Total assets	$21,083,853	$14,584,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$13,148,844	$9,729,524
Short-term borrowings	1,788,566	1,674,761
Long-term borrowings	3,104,908	627,519
Other	276,465	179,368

Total liabilities	18,318,783	12,211,172

Commitments and contingent liabilities (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized; 215,105,566 and 194,810,261 shares issued in 2010 and 2009	2,151	1,948
Additional paid-in capital	2,430,571	2,128,196
Retained earnings	376,670	352,948
Accumulated other comprehensive income	57,871	2,514
Common stock held by employee stock ownership plan, 2,621,978 and 2,874,196 shares in 2010 and 2009	(20,758)	(22,382)
Treasury stock, at cost, 5,993,906 and 6,595,500 shares in 2010 and 2009	(81,435)	(89,563)

Total stockholders’ equity	2,765,070	2,373,661

Total liabilities and stockholders’ equity	$21,083,853	$14,584,833

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008

Interest income:
Loans and leases	$495,989	$360,689	$377,037
Investment securities and other	249,599	130,069	64,101

Total interest income	745,588	490,758	441,138
Interest expense:
Deposits	71,150	73,551	118,683
Borrowings	76,684	52,807	53,878

Total interest expense	147,834	126,358	172,561

Net interest income	597,754	364,400	268,577
Provision for credit losses	48,631	43,650	22,500

Net interest income after provision for credit losses	549,123	320,750	246,077

Noninterest income:
Banking services	80,773	49,538	40,082
Insurance and benefits consulting	51,634	48,958	49,733
Wealth management services	19,838	8,555	9,922
Mortgage banking	12,230	4,172	1,642
Lending and leasing	11,449	6,716	7,141
Bank owned life insurance	7,261	5,251	5,449
Other	3,430	2,785	1,766

Total noninterest income	186,615	125,975	115,735

Noninterest expense:
Salaries and employee benefits	246,619	161,548	133,785
Merger and acquisition integration expenses	41,655	31,467	2,186
Occupancy and equipment	54,964	29,113	23,823
Technology and communications	45,698	24,770	19,849
Federal deposit insurance premiums	18,923	16,668	1,265
Marketing and advertising	18,388	10,281	10,496
Amortization of intangibles	19,458	9,418	8,824
Professional services	18,528	6,131	4,659
Charitable contributions	10,864	6,037	531
Other	48,231	31,239	22,992

Total noninterest expense	523,328	326,672	228,410

Income before income taxes	212,410	120,053	133,402

Income taxes	72,057	40,676	44,964

Net income	140,353	79,377	88,438
Preferred stock dividend and discount accretion	—	12,046	1,184

Net income available to common stockholders	$140,353	$67,331	$87,254

Earnings per common share:
Basic	$0.70	$0.46	$0.81
Diluted	0.70	0.46	0.81

Weighted average common shares outstanding:
Basic	200,274	146,833	107,531
Diluted	200,596	147,205	108,174

Dividends per common share	$0.57	$0.56	$0.56
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2010	2009	2008

Net income	$140,353	$79,377	$88,438

Other comprehensive income (loss), net of income taxes:
Securities available for sale:
Net unrealized holding gains (losses) arising during the year	53,209	30,652	(12,692)
Reclassification adjustment for realized losses (gains) included in net income	275	(731)	—

	53,484	29,921	(12,692)
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	4,132	206	(1,360)

Pension and post-retirement actuarial (loss) gain	(2,259)	1,816	(12,773)

Total other comprehensive income (loss)	55,357	31,943	(26,825)

Total comprehensive income	$195,710	$111,320	$61,613

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total

Balances at January 1, 2008	$—	$1,200	$1,244,766	$344,539	$(2,604)	$(25,350)	$(209,489)	$1,353,062

Net income	—	—	—	88,438	—	—	—	88,438
Total other comprehensive loss, net	—	—	—	—	(26,825)	—	—	(26,825)
Purchase of treasury stock (625,000 shares)	—	—	—	—	—	—	(6,795)	(6,795)
Acquisition of Great Lakes Bancorp, Inc. (5,374,525 shares)	—	54	73,728	—	—	—	—	73,782
Proceeds from follow-on stock offering, net of related expenses (8,515,419 shares)	—	—	(6,979)	—	—	—	115,817	108,838
Preferred stock issued, net of related expenses (184,011 shares)	175,697	—	(82)	—	—	—	—	175,615
Accretion of preferred stock discount	—	—	—	(162)	—	—	—	(162)
Warrant issued (1,906,191 shares)	—	—	8,476	—	—	—	—	8,476
ESOP shares released (229,297 shares)	—	—	1,683	—	—	1,507	—	3,190
Stock-based compensation expense	—	—	5,633	—	—	—	—	5,633
Excess tax benefit from stock-based compensation	—	—	714	—	—	—	—	714
Exercise of stock options and restricted stock activity (526,506 shares)	—	—	(1,780)	(2,051)	—	—	7,199	3,368
Dividends on cumulative preferred stock	1,022	—	—	(1,022)	—	—	—	—
Common stock dividends of $0.56 per share	—	—	—	(60,071)	—	—	—	(60,071)

Balances at December 31, 2008	176,719	1,254	1,326,159	369,671	(29,429)	(23,843)	(93,268)	1,727,263

Net income	—	—	—	79,377	—	—	—	79,377
Total other comprehensive income, net	—	—	—	—	31,943	—	—	31,943
Proceeds from follow-on stock offerings, net of related expenses (69,391,000 shares)	—	694	801,521	—	—	—	—	802,215
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares released (220,169 shares)	—	—	1,322	—	—	1,461	—	2,783
Stock-based compensation expense	—	—	5,186	—	—	—	—	5,186
Net tax expense from stock-based compensation	—	—	(10)	—	—	—	—	(10)
Exercise of stock options and restricted stock activity (262,054 shares)	—	—	(3,282)	(896)	—	—	3,705	(473)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Dividends on cumulative preferred stock	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividends of $0.56 per share	—	—	—	(83,158)	—	—	—	(83,158)

Balances at December 31, 2009	—	1,948	2,128,196	352,948	2,514	(22,382)	(89,563)	2,373,661

Net income	—	—	—	140,353	—	—	—	140,353
Total other comprehensive income, net	—	—	—	—	55,357	—	—	55,357
Acquisition of Harleysville National Corporation (20,295,305 shares)	—	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	—	(614)	—	—	—	—	(614)
ESOP shares released (252,218 shares)	—	—	1,684	—	—	1,624	—	3,308
Stock-based compensation expense	—	—	5,561	—	—	—	—	5,561
Excess tax benefit from stock-based compensation	—	—	1,104	—	—	—	—	1,104
Exercise of stock options and restricted stock activity (601,594 shares)	—	—	(5,060)	(1,981)	—	—	8,128	1,087
Common stock dividends of $0.57 per share	—	—	—	(114,650)	—	—	—	(114,650)

Balances at December 31, 2010	$—	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$140,353	$79,377	$88,438
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	5,412	22,299	6,566
Provision for credit losses	48,631	43,650	22,500
Depreciation of premises and equipment	28,449	13,338	10,637
Amortization of intangibles	19,458	9,418	8,824
Origination of loans held for sale	(717,946)	(474,450)	(100,072)
Proceeds from sales of loans held for sale	717,501	443,874	101,821
Decrease (increase) in prepaid FDIC insurance	22,779	(38,269)	—
ESOP and stock based-compensation expense	8,868	7,969	8,823
Deferred income tax expense	37,762	3,547	2,911
Other, net	(38,290)	5,815	(12,628)

Net cash provided by operating activities	272,977	116,568	137,820

Cash flows from investing activities:
Proceeds from sales of securities available for sale	122,655	143,651	—
Proceeds from maturities of securities available for sale	684,080	1,103,383	431,035
Principal payments received on securities available for sale	1,120,809	548,486	197,284
Purchases of securities available for sale	(3,808,152)	(4,603,803)	(797,290)
Principal payments received on securities held to maturity	262,392	60,742	—
Purchases of securities held to maturity	(204,629)	(1,157,858)	—
Puchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(61,794)	(16,713)	(5,687)
Net increase in loans and leases	(604,151)	(164,071)	(214,148)
Advance to Harleysville National Corporation	—	(50,000)	—
Acquisitions, net of cash and cash equivalents	1,129,295	3,062,415	(83,744)
Other, net	(24,194)	(36,646)	(7,621)

Net cash used in investing activities	(1,383,689)	(1,110,414)	(480,171)

Cash flows from financing activities:
Net decrease in deposits	(493,129)	(176,292)	(198,871)
(Repayments of) proceeds from short-term borrowings, net	(302,919)	758,389	(18,180)
Proceeds from long-term borrowings	2,146,534	150,000	363,500
Repayments of long-term borrowings	(150,000)	(144,454)	(34,868)
Proceeds from exercise of stock options	1,309	332	3,715
Excess tax benefit (expense) from stock-based compensation	1,104	(10)	714
(Redemption) issuance of preferred stock, net	—	(184,011)	175,453
Issuance of common stock in follow-on stock offerings, net	—	802,215	108,838
(Repurchase) issuance of common stock warrant	—	(2,700)	8,476
Purchase of treasury stock	—	—	(6,795)
Dividends paid on cumulative preferred stock	—	(4,754)	—
Dividends paid on common stock	(114,635)	(83,152)	(60,071)

Net cash provided by financing activities	1,088,264	1,115,563	341,911

Net (decrease) increase in cash and cash equivalents	(22,448)	121,717	(440)

Cash and cash equivalents at beginning of year	236,268	114,551	114,991

Cash and cash equivalents at end of year	$213,820	$236,268	$114,551

Supplmental disclosures
Cash paid during the year for:
Income taxes	$30,279	$31,218	$45,965
Interest expense	193,935	127,405	172,856

Acquisitions and dispositions of noncash assets and liabilities:
Assets acquired, net of dispositions	$4,172,514	911,719	908,466
Liabilities assumed, net of dispositions	5,002,411	3,974,134	750,943

Other noncash activity:
Loans transferred to other real estate owned	$7,362	8,630	4,232
Change in funded status of benefit plans	12,504	490	(21,337)
Capital lease obligation	—	11,928	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except as noted and per share amounts)
Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiaries provide financial services to individuals and businesses in Upstate New York and Pennsylvania. Through our wholly owned subsidiary, First Niagara Bank, N.A. (the “Bank”), a federally chartered national bank, we provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, residential and commercial lending, cash management, insurance and wealth management products, as well as employee benefits consulting services.
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
Cash and Cash Equivalents
For purposes of our Consolidated Statement of Cash Flows, cash and cash equivalents include cash and due from banks, money market investments, and federal funds sold which have an original term of less than three months.
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
We are required to maintain an investment in common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank because our Bank is a member of the FHLB and the Federal Reserve System. We consider these stocks to be nonmarketable equity securities and carry them at cost.
We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2010 or 2009. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination, we consider some or all of the following factors: the period of time the securities have been in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period earnings. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.

Our investment securities portfolio includes residential mortgage-backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we consider estimates of future principal prepayments of these underlying residential mortgage loans in our calculation of the constant effective yield used to apply the interest method for income recognition.
Purchases and sales of investment securities are recorded at trade date, with realized gains and losses on sales included in our Consolidated Statements of Income using the specific identification method. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.
Loans and Leases
Loans we originate and intend to hold in our portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to interest income over the expected life of the loan using the interest method. We discontinue accrual of interest on originated loans after payments become more than ninety days past due, or earlier if we do not expect the full collection of principal or interest. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. We generally return business and commercial real estate loans to accrual status when principal and interest payments are current, we are reasonably assured of full collectibility of principal and interest, and a consistent repayment record, generally six consecutive payments, has been demonstrated. We return residential mortgage, home equity and consumer loans to accrual status when those loans are less than 90 days past due.
We charge loans off against our allowance for credit losses when it becomes evident that we will not fully collect the balance of the loan. For business and commercial real estate loans, we record a charge off when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimable. Residential mortgage and home equity loans and home equity lines of credit are charged down at 180 days past due. Other consumer loans are charged off at 120 days past due if they are closed end loans and 180 days if they are open ended loans.
We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Business and commercial real estate loans greater than $200 thousand are evaluated individually for impairment. Additionally, all loans modified in a troubled debt restructuring are considered to be impaired, even if the principal balance is less than $200 thousand. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent.
At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. We record mortgage loans held for sale at the lower of the aggregate cost or fair value. We recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We include gains and losses on sales of our loans held for sale in mortgage banking income when the applicable sale criteria are met.
We capitalize mortgage servicing rights (“MSRs”) based on an estimate of the net servicing revenues and we amortize them in proportion to and over the period of estimated net servicing income. We assess our MSRs on a quarterly basis for temporary impairment by various risk-based strata based on their current fair value. If any temporary impairment results after current market assumptions are applied, we reduce the carrying value of our MSRs through a valuation allowance and a charge to earnings.

Acquired Loans
Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.
Allowance for Credit Losses
We establish our allowance for credit losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for credit losses. We continue to monitor and modify the level of our allowance for credit losses to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.
We determined our allowance for credit losses by portfolio segment, which consist of commercial loans and consumer loans. We further segregate these segments between loans accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired after January 1, 2009 (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for credit losses. Our accounting policy for these acquired loans is detailed above under the heading “Acquired Loans.”
Our commercial loan portfolio segments include both business and commercial real estate loans. Our consumer portfolio segments include residential real estate, home equity, and other consumer loans.
For our legacy loans, our allowance for credit losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar characteristics and trends, adjusted as appropriate for risk factors specific to respective loan types.
For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a commercial or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring are considered impaired, even if the principal balance is less than $200 thousand.

Specific valuation allowances are determined for all impaired loans. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if collateral dependent, recent comparable sales of similar properties or assumptions generally observable in the marketplace or the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for credit losses for these loans.
We estimate the inherent risk of loss on all other loans by portfolio segment based primarily on our historical net loss experience, internal trends, policy or management changes, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
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
Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less the fair value of liabilities assumed, as goodwill. We amortize our acquired identifiable intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill or any acquired identifiable intangible assets with an indefinite useful economic life, but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.
We test goodwill for impairment annually, as of November 1, using a two-step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We have two reporting units: banking and financial services.
For our banking reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. For the market approach, earnings and tangible book value multiples of comparable public companies are selected and applied to the banking reporting unit’s applicable metrics.
For our financial services reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
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
Interest Rate Swaps
We use interest rate swaps to manage our interest rate risk. We also act as an interest rate swap counterparty for certain commercial customers, and manage the interest rate risk of these positions by entering into corresponding and offsetting interest rate swap agreements with third parties. Interest rate swaps are recorded on our Consolidated Statements of Condition as either an asset or liability at estimated fair value. The change in fair value of interest rate swaps designated as fair value hedges, including both the effective and ineffective portions, is recognized in earnings. The gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. The gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis. If the interest rate swap is not designated in a hedge relationship, gains or losses reflecting changes in fair value are reported in earnings.
Employee Benefits
We maintain an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and we provide matching contributions in accordance with the terms of the plan. Contributions due under the terms of our defined contribution plans are accrued as earned by employees.
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
We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in our financial statements. We report changes in the funded status of our pension and postretirement plans as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
We measure our plans’ assets and obligations that determine its future funded status as of December 31st each year.
Stock-Based Compensation
We maintain various long-term incentive stock benefit plans under which we grant stock options, restricted stock awards, and restricted stock units to certain directors and key employees. We recognize compensation expense in our income statement over the requisite service period, based on the grant-date fair value of the award. The fair values of options are estimated using the Black-Scholes option pricing model. For restricted stock awards and units, we recognize compensation expense on a straight-line basis over the vesting period for the fair value of the award, measured at the grant date.
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

Earnings per Share
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that our unvested restricted stock awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Our basic EPS is computed by dividing net income allocable to common stockholders by the weighted average number of our common shares outstanding for the period. Our diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.
Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying Consolidated Statements of Condition, since these assets are not our assets. We recognize fee income on the accrual method.
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
Accounting Standards Adopted in 2010
In June 2009, the Financial Accounting Standards Board (“FASB”) released new guidance to improve the relevance, representational faithfulness, and comparability of the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance removes the concept of a qualifying special-purpose entity from current accounting guidance. This new guidance became effective for us on January 1, 2010 and did not have a material impact on our Consolidated Financial Statements.
In June 2009, the FASB released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. This guidance became effective for us on January 1, 2010 and did not have a material impact on our Consolidated Financial Statements.
In January 2010, the FASB released new guidance requiring entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The detailed Level 3 rollforward disclosures became effective for us on January 1, 2011 and we intend to comply with the requirements for our 2011 interim and annual financial statements. The remaining guidance became effective for us on January 1, 2010 and is reflected in Note 18, Fair Value Measurements.
In December 2010, the FASB released new guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have early adopted the guidance and it is reflected in Note 2, Acquisitions.

Accounting Standards Not Adopted as of December 31, 2010
In December 2010, the FASB released new guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, management is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists as opposed to asserting that a reporting unit is not required to perform step 2 because the carrying value is zero or negative. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This guidance is not expected to have a material impact on our Consolidated Financial Statements.
Note 2. Acquisitions
Harleysville National Corporation
On April 9, 2010, the Company acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired all of Harleysville National Bank and Trust Company’s 83 branch locations across nine Eastern Pennsylvania counties. Under the terms of the merger agreement, Harleysville stockholders received 0.474 shares of First Niagara Financial Group, Inc. common stock in exchange for each share of Harleysville common stock, resulting in our issuance of 20.3 million common shares of First Niagara Financial Group, Inc. common stock with an acquisition date fair value of $299 million. Also under the terms of the merger agreement, Harleysville employees became 100% vested in any Harleysville stock options they held. These options had a fair value of $1 million on the date of acquisition. The merger with Harleysville enabled us to expand into the Eastern Pennsylvania market, improve our core deposit base, and add additional scale in our banking operations.

The results of Harleysville’s operations are included in our Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$298,747
Cash in lieu of fractional shares paid to Harleysville stockholders	41
Fair value of Harleysville employee stock options	1,115

Total consideration paid	299,903

Recognized amounts of identifiable assets acquired and (liablities assumed), at fair value:
Cash and cash equivalents	1,148,704
Investment securities available for sale	945,570
Loans	2,644,256
Federal Home Loan Bank common stock	42,992
Bank owned life insurance	91,042
Premises and equipment	44,511
Core deposit intangible	42,200
Other assets	205,692
Deposits	(3,953,333)
Borrowings	(960,259)
Other liabilities	(82,361)

Total identifiable net assets	169,014

Goodwill	$130,889

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
Direct costs related to the Harleysville acquisition were expensed as incurred. During the year ended December 31, 2010, we incurred $34.1 million in merger and acquisition integration expenses related to the Harleysville transaction, including $9.3 million in salaries and benefits, $5.8 million in technology and communications, $1.3 million in occupancy and equipment, $4.1 million in marketing and advertising, $10.6 million in professional services, and $3.0 million in other noninterest expenses. During the year ended December 31, 2009, we incurred $4.5 million in merger and acquisition integration expenses related to the Harleysville transaction.
The following table presents financial information regarding the former Harleysville operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2010. The amounts presented do not include merger and acquisition integration expenses or a $7.5 million contribution to First Niagara Bank Foundation in support of charitable giving in Eastern Pennsylvania.

The following table also presents unaudited pro forma information as if the acquisition of Harleysville had occurred on January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $34.1 million that we incurred during the year ended December 31, 2010 are reflected in the unaudited pro forma amounts for the year ended December 31, 2009. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2009. Cost savings are also not reflected in the unaudited pro forma amounts for the years ended December 31, 2010 and 2009. In addition, the pro forma results for the year ended December 31, 2009 do not reflect any adjustment to eliminate Harleysville’s historical goodwill impairment charge of $215 million. The unaudited pro forma information for the year ended December 31, 2009 also does not include any amounts related to our September 2009 National City Bank branch acquisition as it did not represent the acquisition of a business which had continuity both before and after the acquisition and for which financial statements are available or relevant.

	Actual from acquisition	Pro forma
	date through	Year ended December 31,
	December 31, 2010	2010	2009

Net interest income	$128,558	$632,215	$532,715
Noninterest income	26,950	199,930	189,633
Net income (loss)(1)	41,213	153,731	(158,132)

Pro forma earnings (loss) per share(1):
Basic		$0.75	$(0.95)
Diluted		0.75	(0.95)

(1)	Pro forma net loss and loss per share for the year ended December 31, 2009 include the $215 million goodwill impairment recorded by Harleysville prior to its merger with the Company.
NewAlliance Bancshares, Inc.
On August 19, 2010, the Company and NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, headquartered in New Haven, Connecticut, jointly announced a definitive merger agreement under which NewAlliance will merge into the Company. At December 31, 2010, NewAlliance had total assets of approximately $9.0 billion, including $5.1 billion in loans, and deposits of approximately $5.2 billion in 88 bank branches across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. Under the terms of the merger agreement, as amended, each outstanding share of NewAlliance common stock will be converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof, subject to adjustment, election and allocation procedures described in the merger agreement, as amended. The cash price will remain fixed while the value of the stock consideration will likely change prior to closing due to fluctuations in the market price of common stock of the Company. In addition, under the terms of the merger agreement, as amended, each NewAlliance employee stock option will automatically vest and convert into an option to purchase 1.10 shares of Company common stock, with an exercise price equal to the NewAlliance stock option exercise price divided by 1.10. The merger is expected to be completed in the second quarter of 2011 and is subject to the approvals of the applicable regulatory agencies. The results of NewAlliance’s operations will be included in our 2011 Consolidated Statement of Income from the date of acquisition. We incurred $6.3 million in merger and acquisition integration expenses related to the merger during the year ended December 31, 2010.
National City Bank branches
On September 4, 2009 we acquired 57 Western Pennsylvania branch locations (the “Branch Acquisition”) from National City Bank (“NatCity”), a subsidiary of The PNC Financial Services Group, Inc. We paid a deposit premium of $52 million, or 1.3% of the 30 day average daily balance of the deposits acquired.

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

The assets acquired and liabilities assumed from NatCity were recorded at fair value on the date of acquisition, and costs related to the acquisition, primarily investment banking and professional fees, were expensed as incurred. Acquired loans include $657 million in commercial loans and deposits assumed include $104 million of customer commercial repurchase agreements. All loans acquired from NatCity were performing as of the acquisition date. During the year ended December 31, 2009, we incurred $26.5 million in merger and acquisition integration expenses related to the Branch Acquisition.
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
There was no carryover of NatCity’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value.
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
Other
In an effort to expand our risk management and employee benefits consulting services to our new Pennsylvania markets, we acquired several insurance agencies in 2010. In August 2010, we acquired RTI Insurance Services, Inc. and Three Rivers Financial Services, Inc., in November 2010, we acquired Summit Insurance Group Inc. and Summit Benefits, LLC, and in December 2010, we acquired Banyan Consulting, LLC. These acquisitions did not have a material impact on our consolidated financial condition or operations.

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at December 31, 2010 and 2009 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	cost	gains	losses	value

Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$4,631	$(3,175)	$597,434
U.S. government sponsored enterprises	184,569	3,751	(1,113)	187,207
Corporate	123,475	166	(2,525)	121,116

Total debt securities	904,022	8,548	(6,813)	905,757

Mortgage-backed securities:

Commercial mortgage-backed securities:
Non-agency issued	162,669	—	—	162,669

Residential mortgage-backed securities:
Government National Mortgage Association	75,874	1,916	—	77,790
Federal National Mortgage Association	167,355	5,788	(4)	173,139
Federal Home Loan Mortgage Corporation	121,785	4,381	(7)	126,159

Collateralized mortgage obligations:
Government National Mortgage Association	4,462,585	95,351	(9,019)	4,548,917
Federal National Mortgage Association	561,430	14,342	(2,742)	573,030
Federal Home Loan Mortgage Corporation	544,447	11,248	(9,543)	546,152
Non-agency issued	150,243	2,056	(1,525)	150,774

Total collateralized mortgage obligations	5,718,705	122,997	(22,829)	5,818,873

Total residential mortgage-backed securities	6,083,719	135,082	(22,840)	6,195,961

Total mortgage-backed securities	6,246,388	135,082	(22,840)	6,358,630
Asset-backed securities	2,755	—	(24)	2,731
Other	22,277	136	(76)	22,337

Total securities available for sale	$7,175,442	$143,766	$(29,753)	$7,289,455

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$497,310	$12,443	$(4,095)	$505,658
Federal National Mortgage Association	244,664	5,857	(960)	249,561
Federal Home Loan Mortgage Corporation	283,750	7,580	(2,746)	288,584

Total securities held to maturity	$1,025,724	$25,880	$(7,801)	$1,043,803

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	cost	gains	losses	value

Investment securities available for sale:
Debt securities:
States and political subdivisions	$416,847	$6,037	$(40)	$422,844
U.S. government sponsored enterprises	340,806	190	(1,164)	339,832
Corporate	3,395	40	(1,222)	2,213

Total debt securities	761,048	6,267	(2,426)	764,889

Residential mortgage-backed securities:
Government National Mortgage Association	30,906	170	(243)	30,833
Federal National Mortgage Association	101,578	3,471	(10)	105,039
Federal Home Loan Mortgage Corporation	59,527	3,229	(10)	62,746

Collateralized mortgage obligations:
Government National Mortgage Association	1,977,458	15,319	(15,896)	1,976,881
Federal National Mortgage Association	692,614	14,290	(1,647)	705,257
Federal Home Loan Mortgage Corporation	590,172	12,604	(753)	602,023
Non-agency issued	173,080	1,344	(7,145)	167,279

Total collateralized mortgage obligations	3,433,324	43,557	(25,441)	3,451,440

Total mortgage-backed securities	3,625,335	50,427	(25,704)	3,650,058

Asset-backed securities	3,165	—	(98)	3,067
Other	3,651	13	—	3,664

Total securities available for sale	$4,393,199	$56,707	$(28,228)	$4,421,678

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	467,473	4,792	(455)	471,810
Federal National Mortgage Association	319,190	4,195	(107)	323,278
Federal Home Loan Mortgage Corporation	306,889	4,673	—	311,562

Total securities held to maturity	$1,093,552	$13,660	$(562)	$1,106,650

The table below details certain information regarding our investment securities that were in an unrealized loss position at December 31, 2010 and 2009 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	value	losses	value	losses	value	losses

Investment securities available for sale:
Debt securities:
States and political subdivisions	$209,984	$(3,175)	$—	$—	$209,984	$(3,175)
U.S. government sponsored enterprises	52,467	(1,113)	—	—	52,467	(1,113)
Corporate	96,222	(1,669)	785	(856)	97,007	(2,525)

Total debt securities	358,673	(5,957)	785	(856)	359,458	(6,813)

Mortgage-backed securities:

Residential mortgage-backed securities:
Federal National Mortgage Association	798	(4)	—	—	798	(4)
Federal Home Loan Mortgage Corporation	447	(7)	—	—	447	(7)

Collateralized mortgage obligations:
Government National Mortgage Association	473,275	(9,019)	—	—	473,275	(9,019)
Federal National Mortgage Association	38,640	(2,742)	—	—	38,640	(2,742)
Federal Home Loan Mortgage Corporation	148,911	(9,543)	—	—	148,911	(9,543)
Non-agency issued	37,352	(294)	20,923	(1,231)	58,275	(1,525)

Total collateralized mortgage obligations	698,178	(21,598)	20,923	(1,231)	719,101	(22,829)

Total mortgage-backed securities	699,423	(21,609)	20,923	(1,231)	720,346	(22,840)

Asset-backed securities	—	—	2,731	(24)	2,731	(24)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$1,061,290	$(27,642)	$24,439	$(2,111)	$1,085,729	$(29,753)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$72,842	$(4,095)	$—	$—	$72,842	$(4,095)
Federal National Mortgage Association	24,292	(960)	—	—	24,292	(960)
Federal Home Loan Mortgage Corporation	47,254	(2,746)	—	—	47,254	(2,746)

Total securities held to maturity in an unrealized loss position	$144,388	$(7,801)	$—	$—	$144,388	$(7,801)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2009:	value	losses	value	losses	value	losses

Investment securities available for sale:
Debt securities:
States and political subdivisions	$11,268	$(26)	$1,260	$(14)	$12,528	$(40)
U.S. government sponsored enterprises	261,543	(1,164)	—	—	261,543	(1,164)
Corporate	70	(2)	410	(1,220)	480	(1,222)

Total debt securities	272,881	(1,192)	1,670	(1,234)	274,551	(2,426)

Residential mortgage-backed securities:
Government National Mortgage Association	19,987	(86)	8,269	(157)	28,256	(243)
Federal National Mortgage Association	116	(1)	551	(9)	667	(10)
Federal Home Loan Mortgage Corporation	87	(1)	412	(9)	499	(10)

Collateralized mortgage obligations:
Government National Mortgage Association	875,059	(15,896)	—	—	875,059	(15,896)
Federal National Mortgage Association	47,705	(1,647)	—	—	47,705	(1,647)
Federal Home Loan Mortgage Corporation	69,198	(753)	—	—	69,198	(753)
Non-agency issued	46,294	(772)	73,607	(6,373)	119,901	(7,145)

Total collateralized mortgage obligations	1,038,256	(19,068)	73,607	(6,373)	1,111,863	(25,441)

Total mortgage-backed securities	1,058,446	(19,156)	82,839	(6,548)	1,141,285	(25,704)

Asset-backed securities	—	—	3,067	(98)	3,067	(98)

Total securities available for sale in an unrealized loss position	$1,331,327	$(20,348)	$87,576	$(7,880)	$1,418,903	$(28,228)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$51,389	$(455)	$—	$—	$51,389	$(455)
Federal National Mortgage Association	38,216	(107)	—	—	38,216	(107)

Total securities held to maturity in an unrealized loss position	$89,605	$(562)	$—	$—	$89,605	$(562)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Agency Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations
The Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”) guarantees the contractual cash flows of our agency residential mortgage-backed securities. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
At December 31, 2010, of the 59 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 76 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, 10 were in a continuous unrealized loss position for 12 months or more. We believe the initial decline in fair value below amortized cost was caused by the significant widening in liquidity spreads during the financial crisis. As market conditions have stabilized those spreads have begun to normalize; however, sufficient volatility remained in the market place preventing a full retracement in liquidity spreads and a subsequent return of our amortized cost basis at period end. We do not consider these securities other than temporarily impaired due to the guarantee provided as to the full payment of principal and interest and the fact that we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Non-Agency Residential Collateralized Mortgage Obligations
Our non-agency residential collateralized mortgage obligations (“CMOs”) portfolio consists primarily of investment grade securities, as 95% of the fair value of this portfolio was rated investment grade, and 92% was rated A- or higher. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.
At December 31, 2010, of the 22 non-agency CMOs in an unrealized loss position, eight were in a continuous unrealized loss position for 12 months or more. At December 31, 2009, of the 38 non-agency CMOs in an unrealized loss position, 20 were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at December 31, 2010 and 2009 and determined that the declines in fair value below amortized cost were temporary. We believe the initial decline in fair value below amortized cost was caused by the significant widening in liquidity spreads during the financial crisis. As market conditions have stabilized, those spreads have begun to normalize; however, sufficient volatility remained in the market place preventing a full retracement in liquidity spreads and a subsequent return of our amortized cost basis at period end. In making the determination that the impairment was temporary we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized costs, the securities’ credit ratings, and the delinquency or default rates of the underlying collateral and levels of credit enhancement. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity in the non-agency CMO market.
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
Realized gains and losses on sales and calls of our securities available for sale are included in other noninterest income and are summarized as follows for the years ended December 31:

	2010	2009	2008

Gross realized gains	$101	$7,458	$—
Gross realized losses	(544)	(6,247)	—

Net realized (losses) gains	$(443)	$1,211	$—

Scheduled contractual maturities of our investment securities at December 31, 2010 are as follows:

	Amortized	Fair
	cost	value

Debt securities:
Within one year	$133,410	$133,900
After one year through five years	351,674	356,874
After five years through ten years	360,325	357,359
After ten years	58,613	57,624

Total debt securities	904,022	905,757

Mortgage-backed securities	7,272,112	7,402,433
Asset-backed securities	2,755	2,731
Other	22,277	22,337

	$8,201,166	$8,333,258

While the contractual maturities of our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own.
At December 31, 2010 and 2009, $6.2 billion and $3.2 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements and certain deposits. At December 31, 2010, our investment portfolio included securities issued by the FHLMC, FNMA, and GNMA with a fair value of $1.0 billion, $1.0 billion, and $5.1 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, respectively, at December 31, 2010 and $79 million of FHLB of New York common stock at December 31, 2009. Our investment in Federal Reserve Bank stock amounted to $68 million at December 31, 2010.
Note 4. Loans and Leases
Our loans and leases receivable consisted of the following at December 31:

	2010	2009

Commercial:
Real estate	$3,966,966	$2,713,542
Construction	406,751	348,040
Business	2,619,148	1,689,594

Total commercial	6,992,865	4,751,176

Residential real estate	1,687,110	1,642,691
Home equity	1,513,047	691,069
Other consumer	265,528	186,341

Total loans and leases	10,458,550	7,271,277

Net deferred costs and unearned discounts	24,864	25,909
Allowance for credit losses	(95,354)	(88,303)

Total loans and leases, net	$10,388,060	$7,208,883

The following table presents the outstanding principal balance and the related carrying amount of the acquired Harleysville loans and the loans we acquired from NatCity in September 2009 included in our Consolidated Statements of Condition at the dates indicated:

	December 31,	December 31,
	2010	2009

Outstanding principal balance	$2,750,133	$697,699
Carrying amount	2,649,719	660,426

The following table presents changes in the accretable discount on loans acquired in the NatCity and Harleysville acquisitions for the year ended December 31, 2010:

Balance at December 31, 2009	$(79,388)
Harleysville acquisition	(412,702)
Accretion	131,166

Balance at December 31, 2010	$(360,924)

The following table presents the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2010:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$82,821	$5,482	$—	$—	$88,303
Provision for credit losses	44,208	4,423	—	—	48,631
Charge-offs	(40,188)	(5,044)	—	—	(45,232)
Recoveries	2,160	1,492	—	—	3,652

Balance at end of period	$89,001	$6,353	$—	$—	$95,354

Allowance for credit losses:
Individually evaluated for impairment	$5,320	$173	$—	$—	$5,493
Collectively evaluated for impairment	83,681	6,180	—	—	89,861

Total	$89,001	$6,353	$—	$—	$95,354

Loans receivable:
Individually evaluated for impairment	$71,741	$11,125	$—	$—	82,866
Collectively evaluated for impairment	5,263,432	2,487,397	—	—	7,750,829
Loans acquired with deteriorated credit quality(1)	—	—	1,658,763	990,956	2,649,719

Total	$5,335,173	$2,498,522	$1,658,763	$990,956	$10,483,414

(1)	Includes all loans acquired subsequent to January 1, 2009. See Note 1, Summary of Significant Accounting Policies — Acquired Loans.
The following table presents the activity in our allowance for credit losses for the years ended December 31:

	2009	2008
Balance at beginning of year	$77,793	$70,247
Acquired at acquisition date	—	2,890
Provision for credit losses	43,650	22,500
Charge-offs	(35,146)	(20,122)
Recoveries	2,006	2,278

Balance at end of year	$88,303	$77,793

Our nonaccruing loans consisted of the following at December 31:

	2010	2009	2008

Commercial:
Commercial real estate:
Acquisition and development	$1,870	$685	$1,092
Multifamily	3,075	4,710	5,258
Investment real estate	24,536	21,472	2,716
Owner occupied	14,584	10,262	17,480

Total commercial real estate	44,065	37,129	26,546
Business	25,819	18,124	11,765

Total commercial	69,884	55,253	38,311

Consumer:
Residential real estate	14,461	9,468	5,516
Home equity	4,604	2,330	2,076
Other consumer	374	1,510	514

Total consumer	19,439	13,308	8,106

Total	$89,323	$68,561	$46,417

The table below details additional information on our loans at December 31:

	2010	2009	2008

Interest income that would have been recorded if nonaccrual loans had been performing in accordance with original terms	$5,931	$947	$847

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	55,373	29,307	6,856

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring accruing interest	21,607	11,683	807

Loans 90 days past due and accruing interest (1)	58,097	—	—

(1)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.
The following table details the amount of impaired loans with no related allowance for credit losses, as well as the amount of impaired loans for which there is a related allowance for credit losses as of December 31, 2010 and 2009. Loans with no related allowance for credit losses have adequate collateral securing their carrying value and, in some circumstances, have been charged down to their current carrying value.

	December 31, 2010		December 31, 2009
		Related		Related
	Impaired	allowance for	Impaired	allowance for
	loans	credit losses	loans	credit losses

Impaired loans with no related allowance for credit losses	$29,992	$—	$696	$—
Impaired loans with a related allowance for credit losses	52,874	5,493	54,248	9,170

Total impaired loans	$82,866	$5,493	$54,944	$9,170

The following table details information about our legacy impaired loans by class at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
	investment	balance	allowance	investment	recognized

With no related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$311	$311	$—	$319	$—
Multifamily	2,243	7,783	—	3,047	—
Investment real estate	7,767	14,442	—	7,824	6
Owner occupied	4,662	7,315	—	4,701	—

Total commercial real estate	14,983	29,851	—	15,891	6
Business	6,154	9,403	—	6,386	46

Total commercial	21,137	39,254	—	22,277	52
Consumer:
Residential real estate	8,855	8,794	—	9,086	489

Total	$29,992	$48,048	$—	$31,363	$541

With a related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$8,012	$8,512	$443	$9,531	$305
Multifamily	388	397	15	389	—
Investment real estate	17,451	21,413	1,786	17,489	75
Owner occupied	7,365	7,481	1,482	7,423	26

Total commercial real estate	33,216	37,803	3,726	34,832	406
Business	17,388	17,599	1,594	17,515	—

Total commercial	50,604	55,402	5,320	52,347	406
Consumer:
Residential real estate	2,270	2,302	173	2,265	127

Total	$52,874	$57,704	$5,493	$54,612	$533

Total
Commercial:
Commercial real estate:
Acquisition and development	$8,323	$8,823	$443	$9,850	$305
Multifamily	2,631	8,180	15	3,436	—
Investment real estate	25,218	35,855	1,786	25,313	81
Owner occupied	12,027	14,796	1,482	12,124	26

Total commercial real estate	48,199	67,654	3,726	50,723	412
Business	23,542	27,002	1,594	23,901	46

Total commercial	71,741	94,656	5,320	74,624	458
Consumer:
Residential real estate	11,125	11,096	173	11,351	616

Total	$82,866	$105,752	$5,493	$85,975	$1,074

The difference between total nonaccrual loans and impaired loans in the tables above is primarily due to nonaccruing smaller balance homogeneous loans (primarily residential real estate, home equity, and other consumer loans) which are not evaluated individually for impairment, unless they are restructured in a troubled debt restructuring.

The following table contains an aging analysis of our loans by class at December 31, 2010:

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	$5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents information about the credit quality of our commercial loan portfolio at December 31, 2010:

	Commercial real estate
	Acquisition and		Investment	Owner
	development	Multifamily	real estate	occupied	Business	Total
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,875
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,885

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655
Nonaccrual(2)	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in part I, Item 1, “Business,” under the heading “Classification of Assets.”

(2)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at December 31, 2010:

	Residential real estate	Home equity	Other consumer	Total

Legacy loans by refreshed FICO score (1):
Over 700	$1,092,172	$705,211	$72,524	$1,869,907
660-700	138,265	112,141	21,017	271,423
620-660	73,488	45,887	13,242	132,617
580-620	40,409	20,530	7,673	68,612
Less than 580	67,096	32,867	11,320	111,283
No score	15,643	7,081	21,956	44,680

Total	$1,427,073	$923,717	$147,732	$2,498,522

Acquired loans by refreshed FICO score (1):
Over 700	$139,706	$400,341	$54,765	$594,812
660-700	29,981	64,904	18,076	112,961
620-660	15,272	34,267	9,253	58,792
580-620	17,482	26,287	5,516	49,285
Less than 580	22,859	46,528	11,511	80,898
No score	39,825	28,526	25,857	94,208

Total	$265,125	$600,853	$124,978	$990,956

(1)	FICO scores were obtained during the most recent quarter.
Information about our residential mortgage loans is as follows:

	2010	2009	2008

Loans classified as held for sale	$37,977	$32,270	$1,698

Loans sold during the year	712,239	443,877	101,652

Gains on sale of loans, net	10,906	4,197	735

Mortgages serviced for others	1,554,083	823,889	568,767

Mortgage servicing asset recorded for loans serviced for others	12,591	6,596	4,295
Note 5. Premises and Equipment
A summary of our premises and equipment at December 31, 2010 and 2009 follows:

	2010	2009

Land	$20,707	$16,787
Buildings and leasehold improvements	147,973	115,046
Furniture and equipment	144,067	98,160

Total	312,747	229,993

Accumulated depreciation	(95,192)	(73,780)

Premises and equipment, net	$217,555	$156,213

Our rent expense was $17.7 million, $7.1 million, and $6.3 million for 2010, 2009, and 2008, respectively.

Note 6. Goodwill and Other Intangible Assets
The following table shows information regarding our goodwill for 2010 and 2009:

		Financial	Consolidated
	Banking	services	total

Balances at January 1, 2009	$700,775	$48,196	$748,971

NatCity branch acquisition	130,079	—	130,079
Contingent earn-out	—	57	57
Reclassification adjustment	2,050	(2,050)	—

Balances at December 31, 2009	832,904	46,203	879,107

Acquisitions	130,889	13,981	144,870

Balances at December 31, 2010	$963,793	$60,184	$1,023,977

We performed the required annual goodwill impairment tests as of November 1, 2010 and 2009 and determined that goodwill was not impaired at either date. As part of our impairment test, we compared the carrying values of our Banking and Financial Services reporting units to their estimated fair values, which were derived using both the income and market approaches. In our income approach, we utilized discounted cash flow analysis with growth rate and discount rate assumptions that were specific to each reporting unit and its industry. In our market approach, we utilized control premium assumptions and applied multiples from a set of comparable public companies to each reporting unit’s applicable metrics, specifically earnings and tangible book value for our Banking reporting unit and earnings for our Financial Services reporting unit. Key changes in the market and our operations were monitored from our impairment test date to each year end date in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2010 or 2009.
The following table provides information regarding our amortizing intangible assets at December 31, 2010 and 2009:

	2010	2009

Customer lists	$45,388	$34,240
Accumulated amortization	(27,249)	(24,275)

Net carrying amount	18,139	9,965

Core deposit intangible	126,540	84,340
Accumulated amortization	(54,512)	(38,028)

Net carrying amount	72,028	46,312

Total amortizing intangible assets, net	$90,167	$56,277

Our estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $19.7 million in 2011, $16.1 million in 2012, $13.1 million in 2013, $10.9 million in 2014, and $8.8 million in 2015.
Note 7. Other Assets
A summary of other assets at December 31, 2010 and 2009 follows:

	2010	2009

Net deferred tax assets (see Note 13)	$123,301	$72,985
Accrued interest receivable	70,233	50,455
Receivable from Harleysville National Corporation	—	50,000
Prepaid Federal Deposit Insurance Corporation premiums	15,719	38,498
Partnership and other investments	34,990	23,918
Other receivables and prepaid assets	44,617	23,723
Interest rate swap agreements (see Note 10)	30,187	9,629
Mortgage servicing rights	12,591	6,596
Other	50,962	13,353

Total other assets	$382,600	$289,157

Note 8. Deposits
Our deposits consist of the following at December 31, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		average		average
	Balance	rate	Balance	rate

Core deposits:
Savings	$1,235,004	0.11%	$916,854	0.14%
Interest-bearing checking	1,705,537	0.11	1,063,065	0.13
Money market deposits	4,919,014	0.49	3,535,736	0.72
Noninterest-bearing	1,989,505	—	1,256,537	—

Total core deposits	9,849,060	0.28	6,772,192	0.41

Certificates	3,299,784	1.18	2,957,332	1.52

Total deposits	$13,148,844	0.50%	$9,729,524	0.75%

Interest expense on our deposits is summarized as follows:

	2010	2009	2008

Certificates	$38,936	$42,924	$71,534
Money market deposits	27,676	27,700	43,573
Savings	1,587	1,931	2,198
Interest-bearing checking	2,951	996	1,378

	$71,150	$73,551	$118,683

Interest rates on our certificates range from 0.20% to 5.35% at December 31, 2010. Certificates of deposit that we issued in amounts over $100 thousand amounted to $997 million, $865 million, and $663 million at December 31, 2010, 2009, and 2008, respectively. Interest expense on certificates of deposit over $100 thousand totaled $12.7 million, $18.0 million, and $20.8 million in 2010, 2009, and 2008, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2010 and 2009 are $133 million and $142 million, respectively, of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Financial Network.
Included in total deposits are municipal deposits totaling $1.4 billion and $987 million at December 31, 2010 and 2009, respectively.
Note 9. Borrowings
Our outstanding borrowings at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Short-term borrowings:
FHLB advances	$1,122,104	$308,612
Repurchase agreements	666,462	1,316,149
Commercial bank line of credit	—	50,000

Total short-term borrowings	1,788,566	1,674,761

Long-term borrowings:
FHLB advances	743,481	323,091
Repurchase agreements	1,971,795	142,056
Senior notes	296,733	150,000
Subordinated debentures	92,899	12,372

Total long-term borrowings	3,104,908	627,519

Total borrowings	$4,893,474	$2,302,280

Our FHLB advances bear fixed interest rates ranging from 0.35% to 5.45% and had a weighted average rate of 1.76% at December 31, 2010 and 3.53% at December 31, 2009. Our repurchase agreements bear fixed interest rates ranging from 0.49% to 5.80% and had a weighted average rate of 1.27% at December 31, 2010 and 1.18% at December 31, 2009. Our senior notes bear interest at an annual rate of 6.75%.
Interest expense on our borrowings is summarized as follows:

	2010	2009	2008

FHLB advances	$20,307	$31,359	$37,715
Repurchase agreements	30,032	12,819	13,486
Senior notes	20,926	5,658	—
Other	5,419	2,971	2,677

	$76,684	$52,807	$53,878

Our Bank has lines of credit with the FHLB, FRB, and a commercial bank that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2010, the FHLB facility totaled $3.2 billion of which $1.9 billion was utilized and secured by approximately $2.5 billion of our commercial real estate, residential real estate, and multifamily loans. As of December 31, 2010, the lines of credit with the FRB and the commercial bank totaled $874 million, none of which was utilized. Interest on the Bank’s unsecured demand line of credit is payable at the overnight federal funds rate. The Company has a committed line of credit agreement with a different commercial bank which includes a negative pledge against our First Niagara Bank stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the LIBOR rate plus 150 basis points, resetting every 30, 60 or 90 days or the Prime Rate less 25 basis points.
As of December 31, 2010, we had entered into repurchase agreements with the FHLB and various broker-dealers, whereby our securities available for sale with a fair value of $4.1 billion were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2010 and 2009, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us is equal to the excess of our carrying value (or fair value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.
During 2010, the Company issued $300 million of 6.75% senior notes due March 19, 2020 (the “6.75% Senior Notes”), a portion of the proceeds of which we used to repay $150 million of 12.00% senior notes we issued and NatCity purchased in September 2009. The 6.75% Senior Notes are redeemable, in whole or in part, at any time.
Our subordinated debentures include $12 million related to First Niagara Financial Group Statutory Trust I as well as subordinated debentures associated with six statutory trust affiliates (the “Trusts”) that were acquired from our merger with Harleysville. The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $106 million at December 31, 2010. The carrying value of the trust preferred subordinated debentures, net of the unamortized fair value adjustment of approximately $28 million from the merger with Harleysville, is $81 million at December 31, 2010. We own all of the common securities of the Trusts and have accordingly recorded $3 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2010 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.

Our subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.
The aggregate maturities of our long-term borrowings at December 31, 2010 are as follows (by year of maturity):

2012	$977,517
2013	954,190
2014	601,816
2015	61,991
Thereafter	509,394

$3,104,908

Included in our borrowing amounts in the preceding table are $163 million in repurchase agreements that have call provisions that could accelerate their maturity, at the option of the lender, during 2011 if interest rates were to rise significantly from current levels.
Note 10. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates. These financial instruments have been limited to interest rate swap agreements, which are generally entered into with counterparties that meet established credit standards and often contain master netting and collateral provisions protecting the party at risk.
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans.
We have also entered into interest rate swaps to offset the variability in the interest cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2011 to 2014. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. The gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. During the next twelve months, we expect to reclassify $3.2 million of pretax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates.
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers, which are accounted for as free standing derivatives. We economically hedge our exposure to such interest rate swaps by simultaneously entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers.
We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the presence of the netting and collateral provisions within the interest rate swap agreements.

The following table presents information regarding our derivative financial instruments, as of December 31, 2010:

	Asset Derivatives		Liability Derivatives
	Notional		Notional
	amount	Fair value(1)	amount	Fair value(2)

December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$500,000	$5,856	$65,912	$3,040

Derivatives not designated as hedging instruments:
Interest rate swap agreements	416,520	24,331	416,520	24,466

Total derivatives	$916,520	$30,187	$482,432	$27,506

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$57,687	$2,218

Derivatives not designated as hedging instruments:
Interest rate swap agreements	206,247	9,629	206,247	9,831

Total derivatives	$206,247	$9,629	$263,934	$12,049

(1)	Included in other assets in our Consolidated Statements of Condition.

(2)	Included in other liabilities in our Consolidated Statements of Condition.
The following tables present information about amounts recognized for our derivative financial instruments for the years ended December 31:

Amount of (loss) on
Fair Value Hedges(1)	derivative instrument (2)

2010:
Interest rate swap agreements	$(116)

2009:
Interest rate swap agreements	$(307)

(1)	Hedged items in designated fair value relationships are loans.

(2)	Recognized in other noninterest income in our Consolidated Statements of Income.

	Amount of gain on	Amount of gain (loss) on
	derivative recognized in	derivative reclassifed from
	other comprehensive	other comprehenive
Cash Flow Hedges	income, net of tax	income to income(1)

2010:
Interest rate swap agreements	$4,132	$(2,173)

2009:
Interest rate swap agreements	$206	$(1,301)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income

Derivatives not designated as hedging instruments	2010	2009

(Loss) gain on interest rate swap agreements (1)	$(638)	$182

(1)	Recognized in other noninterest income in our Consolidated Statements of Income

Note 11. Commitments and Contingent Liabilities
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
Information pertaining to our loan commitments is as follows as of December 31:

	2010	2009

Outstanding commitments to originate loans:
Fixed rate	$258,285	$100,325
Variable rate	198,932	157,413

Total commitments outstanding	$457,217	$257,738

Unused lines of credit	$2,981,352	$1,900,686
Standby letters of credit	225,140	142,900
Commitments to sell residential mortgages	87,656	84,106
To assist with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell certain loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. When we retain the servicing rights on residential mortgage loans that we sell, we recognize a mortgage servicing asset upon sale and monthly service fee income thereafter, net of servicing asset amortization.
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2010 were $20.2 million in 2011; $18.1 million in 2012; $17.5 million in 2013; $16.8 million in 2014; $15.2 million in 2015; and a total of $84.0 million thereafter through 2041. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Our future commitments under capital lease obligations at December 31, 2010 were $0.4 million in 2011; $1.5 million in 2012; $1.5 million in 2013; $1.6 million in 2014; $1.6 million in 2015; and a total of $18.4 million thereafter through 2032. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2010.

Note 12. Capital
On April 9, 2010, First Niagara Financial Group, Inc. became a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Concurrent with our becoming a bank holding company, our bank subsidiary, First Niagara Bank, N.A., became a national bank subject to supervision and regulation by the Office of the Comptroller of Currency (the “OCC”).
Upon conversion, First Niagara Financial Group, Inc. and our bank subsidiary, First Niagara Bank, N.A. became subject to regulatory capital requirements administered by the Federal Reserve and OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Such quantitative measures are also subject to qualitative judgment of the regulators regarding components, risk weightings, and other factors.
Prior to our conversion in 2010, First Niagara Bank, N.A. was subject to the regulation and supervision by the Office of Thrift Supervision (“OTS”). Capital ratios for the period ended December 31, 2009 are calculated under the capital requirements promulgated by the OTS.
The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at December 31, 2010 and 2009 are presented in the following table:

						Minimum amount to be
						well-capitalized under
				For capital adequacy		prompt corrective action
	Actual			purposes		provision
	Amount		Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
December 31, 2010:
Leverage ratio	$1,601,892	(1)	8.14%	$787,171	4.00%	$983,963	5.00%
Tier 1 risk-based capital	1,601,892		13.54	473,232	4.00	709,849	6.00
Total risk-based capital	1,697,263		14.35	946,209	8.00	1,182,762	10.00

December 31, 2009:
Tangible capital	$1,404,286	(1)	10.34%	$203,717	1.50%	N/A	N/A
Tier 1 risk-based capital	1,404,286		17.41	322,639	4.00	$483,958	6.00%
Total risk-based capital	1,492,589		18.51	645,095	8.00	806,369	10.00

First Niagara Bank, N.A.:
December 31, 2010:
Leverage ratio	$1,305,612	(1)	6.64%	$786,513	4.00%	$983,142	5.00%
Tier 1 risk-based capital	1,305,612		11.06	472,192	4.00	708,289	6.00
Total risk-based capital	1,400,993		11.86	945,021	8.00	1,181,276	10.00

December 31, 2009:
Tangible capital	$1,009,885	(1)	7.48%	$202,386	1.50%	N/A	N/A
Tier 1 risk-based capital	1,009,885		12.63	319,893	4.00	479,839	6.00
Total risk-based capital	1,098,188		13.73	639,785	8.00	799,732	10.00

(1)	Tangible capital ratio presented for December 31, 2009. Leverage ratio presented for December 31, 2010.
As of December 31, 2010, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the prompt corrective action regulations. We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories.

Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $223.4 million to the Company, without obtaining affirmative regulatory approvals, as of December 31, 2010.
Common Stock Repurchases
We did not repurchase any shares of our common stock during 2010 or 2009, and as of December 31, 2010, we are authorized to repurchase up to 21 million shares of our common stock as part of our capital management initiatives.
Note 13. Income Taxes
The components of our income tax expense are as follows:

	2010	2009	2008

Current:
Federal	$31,691	$30,985	$37,412
State	2,604	6,144	4,641

	34,295	37,129	42,053

Deferred taxes (benefit):
Federal	34,855	4,257	3,022
State	2,907	(710)	(111)

	37,762	3,547	2,911

Total income tax expense	$72,057	$40,676	$44,964

Our effective tax rate for 2010, 2009, and 2008 was 33.9%, 33.9%, and 33.7%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows:

	2010	2009	2008

Tax expense at statutory rate	$74,344	$42,019	$46,691
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	4,656	3,274	2,923
Bank owned life insurance income	(2,545)	(1,838)	(1,907)
Municipal interest	(7,196)	(3,937)	(4,087)
Other	2,798	1,158	1,344

Income taxes	$72,057	$40,676	$44,964

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets:
Net operating loss and other carryforwards acquired	$115,215	$50,972
Financial statement allowance for credit losses	36,640	35,093
Purchase accounting fair value adjustments	21,287	—
Deferred compensation	7,160	3,939
Tax credit carryforwards acquired	6,125	3,170
Stock-based compensation	5,115	4,501
Other accrued expenses not currently deductible	4,195	2,265
Pension benefits	4,112	2,988
Post-retirement benefit obligation	3,695	3,512
Nonperforming loan interest	3,263	—
Premises and equipment	—	5,492
Other	3,386	3,846

Total gross deferred tax assets	210,193	115,778

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(43,325)	(11,288)
Securitizations	(10,684)	(11,201)
Acquired intangibles	(23,089)	(10,668)
Premises and equipment	(5,192)	—
Prepaid expenses	—	(3,861)
Purchase accounting fair value adjustments	—	(2,051)
Tax return allowance for credit losses, in excess of base year amount	—	(513)
Other	(4,602)	(3,211)

Total gross deferred tax liabilities	(86,892)	(42,793)

Net deferred tax asset	$123,301	$72,985

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2010.
We may carry net operating losses back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding twenty taxable years for Federal and New York State income tax purposes, subject to certain limitations. At December 31, 2010, we had net operating loss carryforwards of $284.8 million for Federal income tax purposes, which will begin to expire in 2020. These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. and Harleysville. State net operating loss carryforwards at December 31, 2010 were $106.2 million and are expected to expire in 2030.
We have Federal alternative minimum tax credits of approximately $3.2 million that have an unlimited carryforward period.
At December 31, 2010, our Bank’s Federal pre-1988 reserve, for which no Federal income tax provision has been made, was approximately $42 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2010	2009

Balance at beginning of year	$8,969	$9,451
Additions based on tax positions related to the current year	342	9
Additions for tax positions of prior years	366	(491)
Additions recorded as part of business combinations	209	—
Reductions related to settlements with taxing authorities	(1,439)	—
Reductions as a result of a lapse of the applicable statute of limitations	(148)	—

Balance at end of year	$8,299	$8,969

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $1 million and $2 million at December 31, 2010, and 2009, respectively. We do not anticipate any material changes to our unrecognized tax benefits during 2011.
We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2007. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Note 14. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2010	2009	2008(1)

Net income available to common stockholders	$140,353	$67,331	$87,254
Less income allocable to unvested restricted stock awards	345	187	—

Net income allocable to common stockholders	$140,008	$67,144	$87,254

Weighted average common shares outstanding:
Total shares issued	209,656	156,966	124,758
Unallocated employee stock ownership plan shares	(2,771)	(3,007)	(3,228)
Unvested restricted stock awards	(488)	(423)	(552)
Treasury shares	(6,123)	(6,703)	(13,447)

Total basic weighted average common shares outstanding	200,274	146,833	107,531

Incremental shares from assumed exercise of stock options	81	137	381
Incremental shares from assumed vesting of restricted stock awards	241	235	262

Total diluted weighted average common shares outstanding	200,596	147,205	108,174

Basic earnings per common share	$0.70	$0.46	$0.81

Diluted earnings per common share	$0.70	$0.46	$0.81

Anti-dilutive warrants, stock options, and restricted stock awards excluded from the diluted weighted average common share calculations	2,129	2,308	751

(1)	The effect of the two-class method on 2008 was immaterial

Note 15. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

		Tax expense
	Pretax	(benefit)	Net

2010:
Securities available for sale:
Unrealized holding gains arising during the year	$85,534	$32,325	$53,209
Reclassification adjustment for realized losses included in net income	443	168	275

Net unrealized gains on securities available for sale	85,977	32,493	53,484
Interest rate swaps designated as cash flow hedges:
Unrealized gains arising during the year	4,542	1,757	2,785
Reclassification adjustment for realized losses included in net income	2,173	826	1,347

Net unrealized gains on interest rate swaps designated as cash flow hedges	6,715	2,583	4,132
Pension and post-retirement actuarial loss	(3,174)	(915)	(2,259)

Total other comprehensive income	$89,518	$34,161	$55,357

2009:
Securities available for sale:
Unrealized holding gains arising during the year	$49,537	$20,085	$29,452
Other than temporary impairment charges included in income	2,000	800	1,200
Reclassification adjustment for realized gains included in net income	(1,211)	(480)	(731)

Net unrealized gains on securities available for sale	50,326	20,405	29,921
Interest rate swaps designated as cash flow hedges:
Unrealized losses arising during the year	(960)	(385)	(575)
Reclassification adjustment for realized losses included in net income	1,301	520	781

Net unrealized gains on interest rate swaps designated as cash flow hedges	341	135	206
Pension and post-retirement actuarial gains	3,009	1,193	1,816

Total other comprehensive income	$53,676	$21,733	$31,943

2008:
Securities available for sale:
Unrealized holding losses arising during the year	$(21,018)	$(7,906)	$(13,112)
Other than temporary impairment charges included in income	700	280	420

Net unrealized losses on securities available for sale	(20,318)	(7,626)	(12,692)
Interest rate swaps designated as cash flow hedges:
Unrealized losses arising during the year	(2,307)	(913)	(1,394)
Reclassification adjustment for realized losses included in net income	56	22	34

Net unrealized losses on interest rate swaps designated as cash flow hedges	(2,251)	(891)	(1,360)
Pension and post-retirement actuarial loss	(21,153)	(8,380)	(12,773)

Total other comprehensive loss	$(43,722)	$(16,897)	$(26,825)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

		Unrealized gains
		(losses) on
	Unrealized gains	interest rate swaps	Pension and post-
	(losses) on securities	designated as cash flow	retirement actuarial
	available for sale	hedges	(losses) gains	Total

Balance, January 1, 2008	$(23)	$—	$(2,581)	$(2,604)
Period change	(12,692)	(1,360)	(12,773)	(26,825)

Balance December 31, 2008	(12,715)	(1,360)	(15,354)	(29,429)
Period change	29,921	206	1,816	31,943

Balance December 31, 2009	17,206	(1,154)	(13,538)	2,514
Period change	53,484	4,132	(2,259)	55,357

Balance December 31, 2010	$70,690	$2,978	$(15,797)	$57,871

Note 16. Stock-Based Compensation
We offer several stock-based incentive plans which are described below. Stock-based compensation expense for 2010 and 2009 totaled $5.6 million and $5.2 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Option Plan
We have one stock-based compensation plan under which we grant options to our directors and key employees. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan (the “2002 Plan”) authorizes us to issue up to 8.0 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units. During 2010, we granted both stock options and stock awards and units under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three to five years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2010, we had approximately 2.5 million shares available for grant under the plan.
Restricted Stock Plan
As discussed above, restricted stock awards and restricted stock units may also be granted under the 2002 Plan. Restricted stock grants to non-employee directors vest over one year while restricted stock grants to employees generally vest over three to five years from the grant date. When restricted stock grants are forfeited before they vest, we reacquire the shares into treasury stock, and hold them to use for new awards.
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP plan is a multi-year performance plan, with stock-based incentive award opportunities if certain company performance targets are met. The LTPP Plan is funded by shares previously approved and authorized under the 2002 Plan. For the year ended December 31, 2010, we allocated approximately 0.2 million shares to the LTPP plan.
At December 31, 2010, we held approximately 6.0 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2010, we issued 0.6 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.
Stock Option Grants
The following is a summary of our stock option activity for 2010:

		Weighted	Weighted average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value(1)

Outstanding at January 1, 2010	3,132	$12.61

Granted	406	14.40
Harleysville acquisition	621	34.04
Exercised	(223)	5.87
Forfeited	(44)	13.81
Expired	(154)	19.25

Outstanding at December 31, 2010	3,738	$16.48	5.1 years	$2,988,814

Exercisable at December 31, 2010	2,952	$17.26	4.3 years	$2,458,720

(1)	Intrinsic value is the difference between the fair value of our stock at December 31, 2010 and the exercise price of the stock award.

The following is a summary of our nonvested stock option activity for 2010:

		Weighted	Weighted average
	Number of	average	grant date
	shares	exercise price	fair value

Nonvested at January 1, 2010	817	$12.82	$2.56

Granted	406	14.40	3.89
Vested	(393)	12.91	2.54
Forfeited	(44)	13.81	3.46

Nonvested at December 31, 2010	786	$13.53	$3.20

The following is a summary of our stock options outstanding as of the dates indicated:

		Weighted	Weighted		Weighted
		average	average		average
	Options	exercise	remaining	Options	exercise
Exercise price	outstanding	price	life (years)	exercisable	price

December 31, 2010:
$3.49 – $12.93	1,791	$12.47	4.9	1,494	$12.48
$12.94 – $14.95	1,405	14.21	6.2	916	14.20
$14.96 – $19.27	66	15.53	3.1	66	15.53
$19.28 – $57.75	476	38.41	3.1	476	38.41

Total	3,738	16.48	5.1	2,952	17.26

December 31, 2009:
$3.50 – $12.02	798	$10.00	5.3	496	$8.84
$12.17 – $12.91	993	12.85	5.1	960	12.88
$12.93 – $14.58	785	13.36	6.3	406	13.61
$14.70 – $16.21	556	14.86	6.4	453	14.89

Total	3,132	12.61	5.7	2,315	12.54

December 31, 2008:
$3.50 – $12.02	844	$9.65	5.8	427	$7.39
$12.17 – $12.91	996	12.85	6.1	813	12.89
$13.28 – $14.70	719	14.02	6.2	456	13.81
$14.83 – $16.21	286	15.00	6.8	245	15.03

Total	2,845	12.41	6.1	1,941	12.17

The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $1.8 million, $0.5 million, and $2.4 million, respectively. As of December 31, 2010, we have $3 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.8 years.
We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2010	2009	2008

Options granted	406	364	466
Grant date weighted average fair value per share	$3.89	$2.88	$1.83
Grant date weighted average share price	$14.40	$12.91	$11.98
Dividend yield	3.89%	4.34%	4.68%
Risk-free interest rate	2.84%	1.98%	3.13%
Expected volatility factor	38.45%	35.61%	24.72%
Expected life (in years)	5.9	5.7	5.7
In the table above the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.

Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2010 we had $3 million of unrecognized compensation cost related to unvested restricted stock awards and we expect this cost to be recognized over a weighted average period of 1.9 years.
The following is a summary of our restricted stock activity for 2010:

		Weighted
		average grant
	Number of	date
	shares	fair value

Unvested at January 1, 2010	412	$13.50
Awarded	308	13.86
Vested	(234)	14.14
Forfeited	(9)	13.03

Unvested at December 31, 2010	477	$13.42

The fair value of restricted stock awards that vested during 2010, 2009, and 2008 was $3.2 million, $3.0 million, and $1.8 million, respectively.
Restricted Stock Units
During 2010 and 2009, we granted 16,521 and 10,188 restricted stock units, respectively, with a weighted average grant date fair value of $14.38 and $13.25, respectively, to certain members of our Board of Directors. These grants vested on December 31, 2010 and 2009 but are not released until the board member retires. Dividend equivalent units earned during 2010 and 2009 on restricted stock units totaled 1,182 and 458, respectively.
Note 17. Benefit Plans
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
Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plan. As of December 31, 2010, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $1 million at each of December 31, 2010 and 2009. We had assumed these plans in connection with the Harleysville and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $10 million and $1 million, respectively, at December 31, 2010 and 2009.

Information regarding our pension plans at December 31, 2010 and 2009 is as follows:

	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$74,222	$70,455
Projected benefit obligation acquired	7,930	—
Service cost	99	193
Interest cost	4,470	4,113
Actuarial loss	5,933	3,569
Benefits paid	(4,848)	(4,108)

Projected benefit obligation at end of year	87,806	74,222

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	65,231	60,889
Employer contributions	777	155
Actual return on plan assets	6,011	8,209
Benefits paid	(4,848)	(4,022)

Fair value of plan assets at end of year	67,171	65,231

Underfunded status at year end	$(20,635)	$(8,991)

Net pension cost is comprised of the following for the years ended December 31:

	2010	2009	2008

Service cost	$99	$193	$—
Interest cost	4,470	4,113	3,895
Expected return on plan assets	(3,157)	(2,953)	(3,739)
Amortization of unrecognized loss	1,083	1,272	12
Amortization of unrecognized prior service liability	16	16	16

Net periodic pension cost	$2,511	$2,641	$184

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2010 and 2009 are as follows:

	2010	2009

Net loss (gain)	$1,997	$(3,045)
Amortization of prior service cost	(16)	(16)

Total loss (gain) recognized in other comprehensive income	1,981	(3,061)

Total recognized in net periodic pension cost and other comprehensive income	$4,492	$(420)

The principal actuarial assumptions we used were as follows:

	2010	2009	2008

Projected benefit obligation:
Discount rate	5.31%	5.75%	6.00%

Net periodic pension cost:
Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%
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

Our overall investment strategy with respect to the Plan’s assets is primarily for preservation of capital and to provide regular dividend and interest payments. The Plan’s target asset allocation is 75% fixed income securities, 20% equity securities and 5% cash. The fixed income portion of the Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks. We assumed equity securities to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.0% to 4.0%. The long-term inflation rate was estimated to be 3.0%. When these overall return expectations are applied to our Plan’s target allocation, we expect the rate of return to be approximately 5.0%.
The fair values of the Plan’s assets by asset category and level within the fair value hierarchy, are as follows at the dates indicated:

Asset Category	Total	Level 1	Level 2	Level 3
December 31, 2010:
Cash	$3,135	$3,135	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	353	353	—	—
Fixed income securities:
Corporate bonds	226	—	226	—
Exchange traded funds:
Large cap growth	7,404	7,404	—	—
Large cap value	4,089	4,089	—	—
Foreign large cap blend	1,360	1,360	—	—
Small and mid cap blend	1,007	1,007	—	—
Mutual fund investments:
Mortgage-backed securities	4,033	4,033	—	—
Total return investment grade securities	25,419	25,419	—	—
Intermediate term bond	20,145	20,145	—	—

	$67,171	$66,945	$226	$—

December 31, 2009:
Cash	$3,746	$3,746	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	342	342	—	—
Fixed income securities:
U.S. Treasuries	183	—	183	—
Corporate bonds	484	—	484	—
Government bonds	201	—	201	—
Exchange traded funds:
Large cap growth	7,302	7,302	—	—
Large cap value	3,923	3,923	—	—
Foreign large cap blend	1,283	1,283	—	—
Small and mid cap blend	1,016	1,016	—	—
Mutual fund investments:
Mortgage-backed securities	3,897	3,897	—	—
Total return mutual fund	23,481	23,481	—	—
Intermediate term bond fund	19,373	19,373	—	—

	$65,231	$64,363	$868	$—

The Plan did not hold any assets classified as Level 3 during 2010 or 2009.
Estimated benefit payments under our pension plans over the next ten years at December 31, 2010 are as follows:

2011	$5,387
2012	5,444
2013	5,540
2014	5,430
2015	5,469
2016-2020	27,850

Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. Information regarding the post-retirement plan at December 31, 2010 and 2009 is as follows:

	2010	2009

Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$8,863	$8,778
Interest cost	445	506
Actuarial loss	1,129	18
Benefits paid	(714)	(439)

Accumulated post-retirement benefit obligation at end of year	$9,723	$8,863

Unfunded status at year end	$(9,723)	$(8,863)

The components of net periodic post-retirement benefit cost for the years ended December 31 are as follows:

	2010	2009	2008

Interest cost	$445	$506	$631
Amortization of unrecognized loss	—	30	112
Amortization of unrecognized prior service cost	(64)	(64)	(81)

Total periodic post-retirement cost	$381	$472	$662

Changes in plan benefit obligations recognized in other comprehensive income during the years ended December 31 are as follows:

	2010	2009

Net loss	$1,129	$18
Amortization of unrecognized loss	—	(30)
Amortization of prior service cost	64	64

Total loss recognized in other comprehensive income	1,193	52

Total recognized in net periodic post-retirement cost and other comprehensive income	$1,574	$524

The principal actuarial assumptions used were as follows:

	2010	2009	2008

Accumulated post-retirement benefit obligation:
Discount rate	5.31%	5.75%	6.00%

Total periodic cost:
Discount rate	5.75%	6.00%	6.25%
The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.8% for 2011, and gradually decreased to 5.8% by 2017. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2010 and our total periodic cost for 2010 would have each increased by 5%. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2010 and our total periodic cost would have each decreased by 4%. We do not anticipate making any contributions to the post-retirement plan in 2011, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2010 are as follows:

2011	$804
2012	753
2013	714
2014	687
2015	678
2016-2020	3,210
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans for the years ended December 31 are as follows:

	2010	2009

Other liabilities:
Projected benefit obligation in excess of fair value of pension plan	$20,635	$8,991
Accumulated post-retirement benefit obligation	9,723	8,863

	$30,358	$17,854

Accumulated other comprehensive loss, net of taxes:
Pension plans	$14,527	$13,022
Post-retirement benefit plan	1,270	516

	$15,797	$13,538

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $6.3 million, $4.2 million, and $3.2 million for 2010, 2009, and 2008, respectively.
Employee Stock Ownership Plan (“ESOP”)
Our employees that meet certain age and service requirements are eligible to participate in our ESOP. Our ESOP holds shares of First Niagara Financial Group, Inc. common stock that were purchased in our 1998 initial public offering and in the open market. The purchased shares were funded by loans in 1998 and 2003 from the Company to the Bank payable in equal annual installments over 30 years bearing a fixed interest rate. Loan payments are funded by cash contributions from the Bank and dividends on allocated and unallocated First Niagara Financial Group, Inc. stock held by the ESOP. The loans can be prepaid without penalty. As the loan is internally leveraged, the loan receivable from the Bank to the Company is not reported as an asset nor is the debt of the Bank shown as a liability in the Company’s financial statements.
Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they are committed to be released. Compensation expense of $2.5 million, $2.0 million, and $2.5 million was recognized for 2010, 2009, and 2008, respectively, in connection with 252 thousand shares allocated to participants during 2010, 220 thousand shares allocated to participants during 2009, and 229 thousand shares allocated to participants during 2008. The amount of unallocated and allocated shares held by the ESOP were 2.6 million and 1.7 million respectively, at December 31, 2010 and 2.9 million and 1.5 million, respectively, at December 31, 2009. The fair value of unallocated ESOP shares was $37 million and $40 million at December 31, 2010 and 2009, respectively.
Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $16.0 million, $12.5 million and $10.0 million for 2010, 2009, and 2008, respectively.

Note 18. Fair Value Measurements
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

December 31, 2010
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$597,434	$—	$597,434	$—
U.S. government sponsored enterprises	187,207	—	187,207	—
Corporate	121,116	—	120,197	919

Total debt securities	905,757	—	904,838	919

Mortgage-backed securities:

Commercial mortgage-backed securities	162,669	—	162,669	—

Residential mortgage-backed securities:
Government National Mortgage Association	77,790	—	77,790	—
Federal National Mortgage Association	173,139	—	173,139	—
Federal Home Loan Mortgage Corporation	126,159	—	126,159	—

Collateralized mortgage obligations:
Government National Mortgage Association	4,548,917	—	4,548,917	—
Federal National Mortgage Association	573,030	—	573,030	—
Federal Home Loan Mortgage Corporation	546,152	—	546,152	—
Non-agency issued	150,774	—	150,774	—

Total collateralized mortgage obligations	5,818,873	—	5,818,873	—

Total residential mortgage-backed securities	6,195,961	—	6,195,961	—

Total mortgage-backed securities	6,358,630	—	6,358,630	—

Asset-backed securities	2,731	—	2,731	—
Other	22,337	14,731	7,606	—

Total securities available for sale	7,289,455	14,731	7,273,805	919

Interest rate swaps	30,187	—	30,187	—

Total assets	$7,319,642	$14,731	$7,303,992	$919

Liabilities:
Interest rate swaps	$27,506	$—	$27,506	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2010.

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

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2009.
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Balance at beginning of period	$480	$564
Total gains (losses):
Included in earnings	—	(162)
Included in other comprehensive income	439	78

Balance at end of period	$919	$480

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(162)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
We periodically record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral, as described in Note 1, Summary of Significant Accounting Policies, under the heading “Allowance for Credit Losses”. In cases where the carrying value of the loan exceeds the fair value of the collateral less estimated costs to sell, an impairment charge is recognized. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2. We obtain new appraisals from an appraiser included on a list of certified appraisers approved by our Board of Directors. Updated appraisals are obtained when necessary but at least every 18 to 24 months.
During 2010 and 2009, we recorded an increase of $4.1 million and $5.9 million, respectively, to our specific reserve as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $27 million and $21 million at December 31, 2010 and 2009, respectively.
Real Estate Owned
The fair value of our real estate owned was estimated using Level 2 inputs based on appraisals obtained from third parties. Our appraisal process for real estate owned is similar to our appraisal process for collateral dependent impaired loans. During 2010 and 2009, we recorded a reduction to real estate owned of $1.7 million and $0.6 million, respectively, as a result of adjusting the carrying value and estimated fair value of certain properties to $5 million and $1 million at December 31, 2010 and 2009, respectively.
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31:

	Fair Value Measurements				Total
	Total	Level 1	Level 2	Level 3	(losses)

December 31, 2010
Collateral dependent impaired loans	$26,718	$—	$13,534	$13,184	$(4,090)
Real estate owned	4,840	—	4,840	—	(1,728)

December 31, 2009
Collateral dependent impaired loans	$20,545	$—	$20,545	$—	$(5,869)
Real estate owned	770	—	770	—	(586)

The carrying value and estimated fair value of our financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010		December 31, 2009
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value

Financial assets:
Cash and cash equivalents	$213,820	$213,820	$236,268	$236,268
Investment securities available for sale	7,289,455	7,289,455	4,421,678	4,421,678
Investment securities held to maturity	1,025,724	1,043,803	1,093,552	1,106,650
Federal Home Loan Bank and Federal Reserve Bank common stock	183,800	183,800	79,014	79,014
Loans held for sale	37,977	38,357	32,270	35,845
Loans and leases, net	10,388,060	10,422,730	7,208,883	7,408,189
Mortgage servicing rights	12,591	13,178	6,596	6,699
Interest rate swap agreements	30,187	30,187	9,629	9,629
Accrued interest receivable	70,233	70,233	50,455	50,455

Financial liabilities:
Deposits	$13,148,844	$13,110,504	$9,729,524	$9,763,604
Borrowings	4,893,474	4,885,827	2,302,280	2,309,330
Interest rate swap agreements	27,506	27,506	12,049	12,049
Accrued interest payable	13,821	13,821	5,498	5,498
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
Federal Home Loan Bank and Federal Reserve Bank Common Stock
The carrying value of our Federal Home Loan Bank and Federal Reserve Bank common stock approximates fair value.
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

Note 19. Segment Information
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
Selected financial information for our segments follows for the years ended December 31:

		Financial	Consolidated
	Banking	services	total

2010:
Net interest income	$597,754	$—	$597,754
Provision for credit losses	48,631	—	48,631

Net interest income after provision for credit losses	549,123	—	549,123
Noninterest income	135,827	50,788	186,615
Amortization of core deposit and other intangibles	16,484	2,974	19,458
Other noninterest expense	460,356	43,514	503,870

Income before income taxes	208,110	4,300	212,410
Income tax expense	70,337	1,720	72,057

Net income	$137,773	$2,580	$140,353

2009:
Net interest income	$364,400	$—	$364,400
Provision for credit losses	43,650	—	43,650

Net interest income after provision for credit losses	320,750	—	320,750
Noninterest income	76,882	49,093	125,975
Amortization of core deposit and other intangibles	6,347	3,071	9,418
Other noninterest expense	276,268	40,986	317,254

Income before income taxes	115,017	5,036	120,053
Income tax expense	38,661	2,015	40,676

Net income	$76,356	$3,021	$79,377

2008:
Net interest income	$268,576	$1	$268,577
Provision for credit losses	22,500	—	22,500

Net interest income after provision for credit losses	246,076	1	246,077
Noninterest income	65,861	49,874	115,735
Amortization of core deposit and other intangibles	5,126	3,698	8,824
Other noninterest expense	179,963	39,623	219,586

Income before income taxes	126,848	6,554	133,402
Income tax expense	42,135	2,829	44,964

Net income	$84,713	$3,725	$88,438

Note 20. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company as of December 31, 2010 and 2009 and the related condensed statements of income and cash flows for 2010, 2009 and 2008 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2010	2009

Assets:
Cash and cash equivalents	$542,963	$489,372
Investment securities available for sale	6,797	18,260
Loan receivable from ESOP	24,592	25,991
Investment in subsidiary	2,517,743	1,945,407
Receivable from Harleysville National Corporation	—	50,000
Deferred taxes	34,849	46,881
Other assets	40,166	20,297

Total assets	$3,167,110	$2,596,208

Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$12,407	$10,175
Borrowings	389,633	212,372
Stockholders’ equity	2,765,070	2,373,661

Total liabilities and stockholders’ equity	$3,167,110	$2,596,208

Condensed Statements of Income	2010	2009	2008

Interest income	$2,619	$2,294	$2,469
Dividends received from subsidiary	60,000	—	56,400

Total interest and dividend income	62,619	2,294	58,869
Interest expense	24,795	7,327	2,620

Net interest income (expense)	37,824	(5,033)	56,249
Noninterest income	962	755	107
Noninterest expense	7,903	9,490	8,558

Income (loss) before income taxes and undisbursed income of subsidiary	30,883	(13,768)	47,798
Income tax benefit	(11,217)	(5,055)	(3,733)

Income (loss) before undisbursed income of subsidiary	42,100	(8,713)	51,531
Undisbursed income of subsidiary	98,253	88,090	36,907

Net income	140,353	79,377	88,438
Preferred stock dividend and discount accretion	—	12,046	1,184

Net income available to common stockholders	$140,353	$67,331	$87,254

Condensed Statements of Cash Flows	2010	2009	2008

Cash flows from operating activities:
Net income	$140,353	$79,377	$88,438
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiary	(98,253)	(88,090)	(36,907)
Stock-based compensation expense	5,561	5,186	5,633
Deferred income tax expense	5,103	7,115	5,492
Increase in other assets	(7,201)	(1,405)	(1,478)
Increase (decrease) in other liabilities	3,731	1,472	(916)

Net cash provided by operating activities	49,294	3,655	60,262

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	7,000	3,000	5,000
Principal payments received on securities available for sale	4,760	7,686	5,870
Purchases of securities available for sale	(30)	(7,006)	(12,948)
Proceeds from sales of securities available for sale	1,924	623	—
Advance to Harleysville National Corporation	—	(50,000)	—
Acquisitions, net of cash and cash equivalents	6,861	—	(52,262)
Repayment of ESOP loan receivable	1,399	1,327	1,287
Other, net	(825)	(633)	—

Net cash provided by (used in) investing activities	21,089	(45,003)	(53,053)

Cash flows from financing activities:
(Repayments of) proceeds from short term borrowings, net	(50,000)	(10,000)	60,000
Proceeds from long-term borrowings, net	146,534	150,000	—
Capital contributed to subsidiary	—	(353,600)	(92,006)
Issuance of common stock in follow-on stock offerings, net	—	802,215	108,838
(Repurchase of) issuance of preferred stock, net	—	(184,011)	175,453
(Repurchase of ) issuance of common stock warrant	—	(2,700)	8,476
Purchase of treasury stock	—	—	(6,795)
Proceeds from exercise of stock options	1,309	332	3,715
Dividends paid on preferred stock	—	(4,754)	—
Dividends paid on common stock	(114,635)	(83,152)	(60,071)

Net cash (used in) provided by financing activities	(16,792)	314,330	197,610

Net increase in cash and cash equivalents	53,591	272,982	204,819
Cash and cash equivalents at beginning of year	489,372	216,390	11,571

Cash and cash equivalents at end of year	$542,963	$489,372	$216,390

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting - Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures - With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2010 regarding equity compensation to our directors and employees that have been approved by stockholders.

				Number of securities
	Number of securities to be			remaining available
	issued			for
Equity compensation plans approved by	upon exercise of outstanding		Weighted average	issuance under the
stockholders	options and rights		exercise price	plan

First Niagara Financial Group, Inc. 1999 Stock Option Plan	101,131		$10.87	—

First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan	8,808	(1)	Not Applicable	—

First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	3,836,657		$13.35	2,505,830

Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	479,575		$38.25	—

Total	4,426,171			2,505,830

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
(b) Exhibits
The exhibits listed below are filed herewith or are incorporated by reference to other filings.
Exhibit Index to Form 10-K

Exhibit 2.1	Agreement and Plan of Merger by and between First Niagara Financial Group, Inc. and NewAlliance Bancshares, Inc.(1)

Exhibit 3.1	Certificate of Incorporation(2)

Exhibit 3.3	Amended and Restated Bylaws(3)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc.(2)

Exhibit 4.2	Subordinated Indenture, dated March 16, 2010, between First Niagara Financial Group, Inc. and U.S. Bank National Association, as Trustee(4)

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel(5)

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement(5)

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan(5)

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel) (5)

Exhibit 10.5	First Niagara Financial Group, Inc. 1999 Stock Option Plan(6)

Exhibit 10.6	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(7)

Exhibit 10.7	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(6)

Exhibit 10.8	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan(5)

Exhibit 10.9	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan(5)

Exhibit 10.10	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank(8)

Exhibit 10.12	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(9)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 14 of Notes to Consolidated Financial Statements)

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of First Niagara Financial Group, Inc.

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(10)

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2010.

(2)	Incorporated by reference to our Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on October 27, 2010.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2010.

(4)	Incorporated by reference to Post-Effective Amendment No. 2 to Form S-3 filed with the Securities and Exchange Commission on March 16, 2010.

(5)	Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

(6)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(7)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 1999.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

(9)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

(10)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: March 1, 2011	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel John R. Koelmel	Director, President and CEO (Principal Executive Officer)	March 1, 2011

/s/ Michael W. Harrington Michael W. Harrington	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ Thomas E. Baker* Thomas E. Baker	Director	March 1, 2011

/s/ G. Thomas Bowers* G. Thomas Bowers	Director, Chairman	March 1, 2011

/s/ Carl A. Florio* Carl A. Florio	Director	March 1, 2011

/s/ Barbara S. Jeremiah* Barbara S. Jeremiah	Director	March 1, 2011

/s/ William H. Jones* William H. Jones	Director	March 1, 2011

/s/ George M. Philip* George M. Philip	Director	March 1, 2011

/s/ Louise Woerner* Louise Woerner	Director	March 1, 2011

/s/ David M. Zebro* David M. Zebro	Director, Vice Chairman	March 1, 2011

* By: /s/ John R. Koelmel	Attorney-in-fact