Form 10-Q
period 2011-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2011-05-10
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
YES ☐ NO ☐
As of May 4, 2011, there were issued and outstanding 303,205,717 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

Cash and cash equivalents	$220,997	$213,820
Investment securities:
Available for sale, at fair value (amortized cost of $5,328,060 and $7,175,442 in 2011 and 2010; includes pledged securities that can be sold or repledged of $3,412,244 and $4,052,259 in 2011 and 2010)	5,424,731	7,289,455
Held to maturity, at amortized cost (fair value of $3,053,320 and $1,043,803 in 2011 and 2010; includes pledged securities that can be sold or repledged of $2,958,282 in 2011)	3,030,320	1,025,724
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	166,357	183,800
Loans held for sale	26,955	37,977
Loans and leases (net of allowance for credit losses of $100,126 and $95,354 in 2011 and 2010)	10,611,117	10,388,060
Bank owned life insurance	232,748	230,718
Premises and equipment, net	227,136	217,555
Goodwill	1,023,977	1,023,977
Core deposit and other intangibles, net	84,834	90,167
Other assets	390,673	382,600

Total assets	$21,439,845	$21,083,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$13,455,823	$13,148,844
Short-term borrowings	970,262	1,788,566
Long-term borrowings	3,933,791	3,104,908
Other	304,937	276,465

Total liabilities	18,664,813	18,318,783

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 215,105,566 shares issued in 2011 and 2010	2,151	2,151
Additional paid-in capital	2,429,389	2,430,571
Retained earnings	388,133	376,670
Accumulated other comprehensive income	52,841	57,871
Common stock held by employee stock ownership plan, 2,562,079 and 2,621,978 shares in 2011 and 2010	(20,368)	(20,758)
Treasury stock, at cost, 5,673,828 and 5,993,906 shares in 2011 and 2010	(77,114)	(81,435)

Total stockholders’ equity	2,775,032	2,765,070

Total liabilities and stockholders’ equity	$21,439,845	$21,083,853

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2011	2010
Interest income:
Loans and leases	$132,117	$96,580
Investment securities and other	76,767	47,923

Total interest income	208,884	144,503

Interest expense:
Deposits	15,621	14,383
Borrowings	20,395	15,951

Total interest expense	36,016	30,334

Net interest income	172,868	114,169
Provision for credit losses	12,900	13,131

Net interest income after provision for credit losses	159,968	101,038

Noninterest income:
Banking services	19,006	16,007
Insurance and benefits consulting	15,755	12,163
Wealth management services	6,734	3,248
Mortgage banking	1,263	1,232
Lending and leasing	3,763	2,044
Bank owned life insurance	2,030	1,224
Other	3,523	1,030

Total noninterest income	52,074	36,948

Noninterest expense:
Salaries and employee benefits	74,511	48,237
Occupancy and equipment	16,197	9,907
Technology and communications	12,871	8,649
Marketing and advertising	2,692	1,532
Professional services	6,360	2,510
Amortization of intangibles	5,489	3,247
Federal deposit insurance premiums	6,195	3,463
Merger and acquisition integration expenses	6,176	6,232
Other	14,659	9,405

Total noninterest expense	145,150	93,182

Income before income taxes	66,892	44,804
Income taxes	21,974	15,905

Net income	$44,918	$28,899

Earnings per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Weighted average common shares outstanding:
Basic	206,124	185,121
Diluted	206,644	185,585

Dividends per common share	$0.16	$0.14
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2011	2010
Net income	$44,918	$28,899

Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(6,797)	25,764
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(3,956)	—

	(10,753)	25,764

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the period	3,956	—

Net unrealized gains on interest rate swaps designated as cash flow hedges arising during the period	1,564	9

Amortization of net loss related to pension and post-retirement plans	203	156

Total other comprehensive (loss) income	(5,030)	25,929

Total comprehensive income	$39,888	$54,828

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	income (loss)	ESOP	stock	Total

Balances at January 1, 2011	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070

Net income	—	—	44,918	—	—	—	44,918
Total other comprehensive loss, net	—	—	—	(5,030)	—	—	(5,030)
ESOP shares committed to be released (59,899 shares)	—	265	—	—	390	—	655
Stock-based compensation expense	—	1,724	—	—	—	—	1,724
Excess tax benefit from stock-based compensation	—	1,217	—	—	—	—	1,217
Exercise of stock options and restricted stock activity (320,078 shares)	—	(4,388)	(378)	—	—	4,321	(445)
Common stock dividends of $0.16 per share	—	—	(33,077)	—	—	—	(33,077)

Balances at March 31, 2011	$2,151	$2,429,389	$388,133	$52,841	$(20,368)	$(77,114)	$2,775,032

Balances at January 1, 2010	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661

Net income	—	—	28,899	—	—	—	28,899
Total other comprehensive income, net	—	—	—	25,929	—	—	25,929
ESOP shares committed to be released (72,028 shares)	—	386	—	—	452	—	838
Stock-based compensation expense	—	1,299	—	—	—	—	1,299
Excess tax benefit from stock-based compensation	—	906	—	—	—	—	906
Exercise of stock options and restricted stock activity (503,936 shares)	—	(3,849)	(1,867)	—	—	6,789	1,073
Common stock dividends of $0.14 per share	—	—	(25,983)	—	—	—	(25,983)

Balances at March 31, 2010	$1,948	$2,126,938	$353,997	$28,443	$(21,930)	$(82,774)	$2,406,622

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$44,918	$28,899
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of fees and discounts, net	(1,684)	12,292
Provision for credit losses	12,900	13,131
Depreciation of premises and equipment	7,387	4,276
Amortization of intangibles	5,489	3,247
Origination of loans held for sale	(105,797)	(85,254)
Proceeds from sales of loans held for sale	116,441	87,393
ESOP and stock based-compensation expense	2,379	2,137
Deferred income tax expense	53	1,635
Other, net	(9,435)	(14,676)

Net cash provided by operating activities	72,651	53,080

Cash flows from investing activities:
Proceeds from sales of securities available for sale	17,127	16,881
Proceeds from maturities of securities available for sale	17,531	66,126
Principal payments received on securities available for sale	341,763	174,267
Purchases of securities available for sale	(509,424)	(560,239)
Principal payments received on securities held to maturity	75,317	51,531
Purchases of securities held to maturity	(69,931)	—
Proceeds from sales of Federal Home Loan Bank and Federal
Reserve Bank common stock	17,443	23,364
Net increase in loans and leases	(236,370)	(92,265)
Other, net	(15,719)	(12,822)

Net cash used in investing activities	(362,263)	(333,157)

Cash flows from financing activities:
Net increase in deposits	313,877	64,903
Proceeds from (repayments of) short-term borrowings, net	78,800	(680,846)
Proceeds from long-term borrowings	—	872,720
Repayments of long-term borrowings	(64,779)	(2,206)
Proceeds from exercise of stock options	744	1,144
Excess tax benefit from stock-based compensation	1,217	906
Dividends paid on common stock	(33,070)	(25,980)

Net cash provided by financing activities	296,789	230,641

Net increase (decrease) in cash and cash equivalents	7,177	(49,436)
Cash and cash equivalents at beginning of period	213,820	236,268

Cash and cash equivalents at end of period	$220,997	$186,832

Supplemental disclosures
Cash paid during the period for:
Income taxes	$16,197	$6,539
Interest expense	48,249	29,064
Other noncash activity:
Secutities available for sale purchases not settled	37,207	8,630
Securities transferred from available for sale to held to maturity (at fair value)	1,994,193	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except as noted and per share amounts)
The accompanying consolidated financial statements of First Niagara Financial Group, Inc. (the “Company”), including its wholly owned subsidiary First Niagara Bank, N.A. (the “Bank”), have been prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information.
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. Results for the three months ended March 31, 2011 do not necessarily reflect the results that may be expected for the year ending December 31, 2011. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Acquisitions
NewAlliance Bancshares, Inc.
On April 15, 2011, the Company acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, in a transaction totaling $1.5 billion, and thereby acquired NewAlliance Bank’s 88 branch locations across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. The merger with NewAlliance enabled us to expand into the New England market, improve our core deposit base, and add additional scale in our banking operations. Under the terms of the merger agreement, as amended, each outstanding share of NewAlliance stock was converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof. As a result, NewAlliance stockholders received 94 million shares of First Niagara Financial Group, Inc. common stock, valued at $1.3 billion based on the $14.00 closing price of the Company’s stock on April 15, 2011, and cash consideration of $199 million. Also under the terms of the merger agreement, NewAlliance employees became 100% vested in any NewAlliance stock options they held and these options converted into options to purchase Company common stock. These options had a fair value of $16 million on the date of acquisition.
Direct costs related to the NewAlliance acquisition were expensed as incurred. During the three months ended March 31, 2011, we incurred $6.0 million in merger and acquisition integration expenses related to the NewAlliance transaction, including $0.7 million in salaries and benefits, $0.4 million in technology and communications, $0.3 million in occupancy and equipment, $1.0 million in marketing and advertising, $2.4 million in professional services, and $1.2 million in other noninterest expenses.
We are still evaluating the estimated fair values of the assets acquired and liabilities assumed. Accordingly, the amount of any goodwill to be recognized in connection with this transaction is also yet to be determined. The results of NewAlliance’s operations will be included in our Consolidated Statement of Income after April 15, 2011, the date of acquisition.
Harleysville National Corporation
On April 9, 2010, the Company acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired Harleysville National Bank and Trust Company’s 83 branch locations across nine Eastern Pennsylvania counties including $1.1 billion in cash, loans with a fair value of $2.6 billion, and core deposit intangible of $42 million, as well as deposits with a fair value of $4.0 billion, and borrowings with a fair value of $960 million.
Under the terms of the merger agreement, Harleysville stockholders received 0.474 shares of First Niagara Financial Group, Inc. common stock in exchange for each share of Harleysville common stock, resulting in our issuance of 20.3 million common shares of Company common stock with an acquisition date fair value of $299 million. Also under the terms of the merger agreement, Harleysville employees became 100% vested in any Harleysville stock options they held. These options had a fair value of $1 million on the date of acquisition. The merger with Harleysville enabled us to expand into the Eastern Pennsylvania market, improve our core deposit base, and add additional scale in our banking operations. The results of Harleysville’s operations are included in our Consolidated Statements of Income from the date of acquisition.

Other
As part of our plan to enhance our risk management operations, workforce, and products and services to benefit customers in our newly added New England market, on April 15, 2011, we acquired Pierson & Smith, an insurance brokerage, consulting and third party administration firm in Norwalk, Connecticut. In an effort to expand our risk management and employee benefits consulting services to our Pennsylvania markets, we acquired several insurance agencies in 2010. In August 2010, we acquired RTI Insurance Services, Inc. and Three Rivers Financial Services, Inc., in November 2010, we acquired Summit Insurance Group Inc. and Summit Benefits, LLC, and in December 2010, we acquired Banyan Consulting, LLC. These acquisitions, either individually or in the aggregate, did not have a material impact on our consolidated financial condition or operations.
Note 2. Investment Securities
At March 31, 2011, we transferred $2.0 billion of investment securities from available for sale to held to maturity. The amortized cost, unrealized gains and losses, and fair value of these transferred investment securities immediately prior to the transfer are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Residential mortgage-backed securities:
Government National Mortgage Association	$2,207	$80	$—	$2,287
Federal National Mortgage Association	18,283	318	—	18,601
Federal Home Loan Mortgage Corporation	16,100	496	—	16,596
Collateralized mortgage obligations:
Government National Mortgage Association	1,584,892	26,759	(10,663)	1,600,988
Federal National Mortgage Association	6,792	58	—	6,850
Federal Home Loan Mortgage Corporation	359,539	775	(11,443)	348,871

Total collateralized mortgage obligations	1,951,223	27,592	(22,106)	1,956,709

Total residential mortgage-backed securities	$1,987,813	$28,486	$(22,106)	$1,994,193

The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$638,247	$5,868	$(2,151)	$641,964
U.S. government agencies	2,312	—	(13)	2,299
U.S. government sponsored enterprises	184,267	3,331	(914)	186,684
Corporate	173,617	657	(1,850)	172,424

Total debt securities	998,443	9,856	(4,928)	1,003,371

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	69,108	1,679	—	70,787
Federal National Mortgage Association	135,119	4,733	—	139,852
Federal Home Loan Mortgage Corporation	93,219	3,382	(18)	96,583

Collateralized mortgage obligations:
Government National Mortgage Association	2,703,104	64,080	(2,941)	2,764,243
Federal National Mortgage Association	458,560	11,818	(23)	470,355
Federal Home Loan Mortgage Corporation	385,173	8,598	(2)	393,769
Non-agency issued	126,089	1,945	(648)	127,386

Total collateralized mortgage obligations	3,672,926	86,441	(3,614)	3,755,753

Total residential mortgage-backed securities	3,970,372	96,235	(3,632)	4,062,975

Commercial mortgage-backed securities:
Non-agency issued	343,049	1,441	(2,229)	342,261

Total mortgage-backed securities	4,313,421	97,676	(5,861)	4,405,236
Asset-backed securities	147	—	(4)	143
Other	16,049	8	(76)	15,981

Total securities available for sale	$5,328,060	$107,540	$(10,869)	$5,424,731

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,954	$89	$—	$7,043
Federal National Mortgage Association	19,704	340	—	20,044
Federal Home Loan Mortgage Corporation	16,596	496	—	17,092

Collateralized mortgage obligations:
Government National Mortgage Association	2,093,627	38,925	(14,173)	2,118,379
Federal National Mortgage Association	634,735	4,803	(846)	638,692
Federal Home Loan Mortgage Corporation	258,704	6,907	(13,541)	252,070

Total collateralized mortgage obligations	2,987,066	50,635	(28,560)	3,009,141

Total securities held to maturity	$3,030,320	$51,560	$(28,560)	$3,053,320

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$4,631	$(3,175)	$597,434
U.S. government sponsored enterprises	184,569	3,751	(1,113)	187,207
Corporate	123,475	166	(2,525)	121,116

Total debt securities	904,022	8,548	(6,813)	905,757

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	75,874	1,916	—	77,790
Federal National Mortgage Association	167,355	5,788	(4)	173,139
Federal Home Loan Mortgage Corporation	121,785	4,381	(7)	126,159

Collateralized mortgage obligations:
Government National Mortgage Association	4,462,585	95,351	(9,019)	4,548,917
Federal National Mortgage Association	561,430	14,342	(2,742)	573,030
Federal Home Loan Mortgage Corporation	544,447	11,248	(9,543)	546,152
Non-agency issued	150,243	2,056	(1,525)	150,774

Total collateralized mortgage obligations	5,718,705	122,997	(22,829)	5,818,873

Total residential mortgage-backed securities	6,083,719	135,082	(22,840)	6,195,961

Commercial mortgage-backed securities:
Non-agency issued	162,669	—	—	162,669

Total mortgage-backed securities	6,246,388	135,082	(22,840)	6,358,630
Asset-backed securities	2,755	—	(24)	2,731
Other	22,277	136	(76)	22,337

Total securities available for sale	$7,175,442	$143,766	$(29,753)	$7,289,455

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$497,310	$12,443	$(4,095)	$505,658
Federal National Mortgage Association	244,664	5,857	(960)	249,561
Federal Home Loan Mortgage Corporation	283,750	7,580	(2,746)	288,584

Total securities held to maturity	$1,025,724	$25,880	$(7,801)	$1,043,803

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$183,093	$(2,151)	$—	$—	$183,093	$(2,151)
U.S. government agencies	—	—	2,300	(13)	2,300	(13)
U.S. government sponsored enterprises	52,620	(914)	—	—	52,620	(914)
Corporate	107,982	(1,107)	900	(743)	108,882	(1,850)

Total debt securities	343,695	(4,172)	3,200	(756)	346,895	(4,928)

Mortgage-backed securities:

Residential mortgage-backed securities:
Federal Home Loan Mortgage Corporation	3,501	(18)	—	—	3,501	(18)

Collateralized mortgage obligations:
Government National Mortgage Association	189,123	(2,941)	—	—	189,123	(2,941)
Federal National Mortgage Association	—	—	5,901	(23)	5,901	(23)
Federal Home Loan Mortgage Corporation	—	—	773	(2)	773	(2)
Non-agency issued	14,966	(117)	16,945	(531)	31,911	(648)

Total collateralized mortgage obligations	204,089	(3,058)	23,619	(556)	227,708	(3,614)

Total residential mortgage-backed securities	207,590	(3,076)	23,619	(556)	231,209	(3,632)

Commercial mortgage-backed securities:
Non-agency issued	224,592	(2,229)	—	—	224,592	(2,229)

Total mortgage-backed securities	432,182	(5,305)	23,619	(556)	455,801	(5,861)

Asset-backed securities	—	—	143	(4)	143	(4)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$779,071	$(9,553)	$26,962	$(1,316)	$806,033	$(10,869)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$471,857	$(14,173)	$—	$—	$471,857	$(14,173)
Federal National Mortgage Association	24,007	(846)	—	—	24,007	(846)
Federal Home Loan Mortgage Corporation	362,792	(13,541)	—	—	362,792	(13,541)

Total securities held to maturity in an unrealized loss position	$858,656	$(28,560)	$—	$—	$858,656	$(28,560)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$209,984	$(3,175)	$—	$—	$209,984	$(3,175)
U.S. government sponsored enterprises	52,467	(1,113)	—	—	52,467	(1,113)
Corporate	96,222	(1,669)	785	(856)	97,007	(2,525)

Total debt securities	358,673	(5,957)	785	(856)	359,458	(6,813)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	798	(4)	—	—	798	(4)
Federal Home Loan Mortgage Corporation	447	(7)	—	—	447	(7)

Collateralized mortgage obligations:
Government National Mortgage Association	473,275	(9,019)	—	—	473,275	(9,019)
Federal National Mortgage Association	38,640	(2,742)	—	—	38,640	(2,742)
Federal Home Loan Mortgage Corporation	148,911	(9,543)	—	—	148,911	(9,543)
Non-agency issued	37,352	(294)	20,923	(1,231)	58,275	(1,525)

Total collateralized mortgage obligations	698,178	(21,598)	20,923	(1,231)	719,101	(22,829)

Total mortgage-backed securities	699,423	(21,609)	20,923	(1,231)	720,346	(22,840)

Asset-backed securities	—	—	2,731	(24)	2,731	(24)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$1,061,290	$(27,642)	$24,439	$(2,111)	$1,085,729	$(29,753)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$72,842	$(4,095)	$—	$—	$72,842	$(4,095)
Federal National Mortgage Association	24,292	(960)	—	—	24,292	(960)
Federal Home Loan Mortgage Corporation	47,254	(2,746)	—	—	47,254	(2,746)

Total securities held to maturity in an unrealized loss position	$144,388	$(7,801)	$—	$—	$144,388	$(7,801)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio, could result in increased risk for us.
As of March 31, 2011, 99% of the fair value of our investment securities portfolio was rated investment grade or better and 98% was rated A- or higher. At March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity, resulting in total securities classified as held to maturity of $3.0 billion. The transferred securities were primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued by the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”), and had unrealized gains, net of tax, of $4.0 million on the date of transfer, which will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities.
Non-Agency Collateralized Mortgage Obligations
Our non-agency residential CMO portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.

At March 31, 2011, of the 11 non-agency CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 22 non-agency CMOs in an unrealized loss position, eight were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at March 31, 2011 and December 31, 2010 and determined that the declines in fair value below amortized cost were temporary. We believe the initial decline in fair value below amortized cost was caused by the significant widening in liquidity spreads during the financial crisis. As market conditions have stabilized, those spreads have begun to normalize; however, sufficient volatility remained in the market place preventing a full retracement in liquidity spreads and a subsequent return to amortized cost basis at period end. In making the determination that the impairment was temporary, we considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized costs, the securities’ credit ratings, and the delinquency or default rates of the underlying collateral and levels of credit enhancement. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity. It is possible that the underlying loan collateral of these securities will perform worse than expectations, which may lead to adverse changes in cash flows on these securities and potential future other than temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include, but are not limited to, deterioration of credit metrics, such as significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity in the non-agency CMO market.
Scheduled contractual maturities of our investment securities at March 31, 2011 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$137,248	$137,768
After one year through five years	392,260	397,855
After five years through ten years	418,982	418,211
After ten years	49,953	49,537

Total debt securities	998,443	1,003,371

Mortgage-backed securities	7,343,741	7,458,556
Asset-backed securities	147	143
Other	16,049	15,981

	$8,358,380	$8,478,051

While the contractual maturities of our mortgage-backed securities, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed, asset-backed, and other securities that we own. The weighted average estimated remaining life of our securities available for sale was 4.0 years at March 31, 2011, as compared to 4.3 years at December 31, 2010. The decrease in the weighted average estimated remaining life is the result of the transfer of securities with higher weighted average lives from our available for sale portfolio to our held to maturity portfolio.
Our investment in FHLB stock consists of $68 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, respectively, at March 31, 2011 and $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, at December 31, 2010, respectively. Our investment in Federal Reserve Bank of New York stock amounted to $68 million at March 31, 2011 and December 31, 2010.

Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	March 31,	December 31,
	2011	2010
Commercial:
Real estate	$4,160,359	$3,964,106
Construction	381,380	406,751
Business	2,697,274	2,623,079

Total commercial	7,239,013	6,993,936

Residential real estate	1,701,544	1,692,198
Home equity	1,507,292	1,524,570
Other consumer	263,394	272,710

Total loans and leases	10,711,243	10,483,414

Allowance for credit losses	(100,126)	(95,354)

Total loans and leases, net	$10,611,117	$10,388,060

Our commercial business loans include our portfolio of shared national credits. The balance of our shared national credits was $731 million and $680 million as of March 31, 2011 and December 31, 2010, respectively.
Our loan portfolio is made up of two segments, commercial loans and consumer loans. Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired after January 1, 2009 (referred to as “acquired” loans). The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition at the dates indicated are as follows:

	March 31,	December 31,
	2011	2010

Outstanding principal balance	$2,592,652	$2,750,133
Carrying amount	2,501,137	2,649,719
The following table presents changes in the accretable discount for the dates indicated:

Balance at January 1, 2010	$(79,388)
Harleysville acquisition	(412,702)
Accretion	131,166

Balance at December 31, 2010	(360,924)
Accretion	34,723

Balance at March 31, 2011	$(326,201)

During the first quarter of 2011, we refined our process used to estimate the allowance for credit losses by improving the granularity of historical net loss experience data utilized for both our commercial and consumer portfolio segments.
Prior to the first quarter of 2011, we estimated a portion of the allowance for credit losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance would be enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and grade.
Similarly, in the first quarter of 2011, we improved the nature of historical net loss experience data used to estimate a portion of the allowance for credit within our consumer loan portfolio segment. Prior to the first quarter, we estimated losses on our consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. The enhancement in the first quarter provides further granularity by incorporating both loan type and delinquency rate trends into our loss rates. The enhanced approach estimates the interest loss in the current portfolio based on their loan type and current delinquency status.
We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on our previous approach for either portfolio segment.

The following table presents the activity in our allowance for credit losses by portfolio segment for the three months ended March 31:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for credit losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for credit losses	10,267	2,559	74	—	12,900
Charge-offs	(7,711)	(2,198)	(74)	—	(9,983)
Recoveries	1,388	467	—	—	1,855

Balance at end of period	$92,945	$7,181	$—	$—	$100,126

Allowance for credit losses:
Individually evaluated for impairment	$8,320	$873	$—	$—	$9,193
Collectively evaluated for impairment	84,625	6,308	—	—	90,933

Total	$92,945	$7,181	$—	$—	$100,126

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$69,209	$13,797	$—	$—	$83,006
Collectively evaluated for impairment	5,602,042	2,525,058	—	—	8,127,100
Loans acquired with deteriorated credit quality(1)	—	—	1,567,762	933,375	2,501,137

Total	$5,671,251	$2,538,855	$1,567,762	$933,375	$10,711,243

2010
Allowance for credit losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for credit losses	12,470	661	—	—	13,131
Charge-offs	(11,766)	(908)	—	—	(12,674)
Recoveries	356	372	—	—	728

Balance at end of period	$83,873	$5,615	$—	$—	$89,488

Allowance for credit losses:
Individually evaluated for impairment	$8,126	$20	$—	$—	$8,146
Collectively evaluated for impairment	75,747	5,595	—	—	81,342

Total	$83,873	$5,615	$—	$—	$89,488

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$66,172	$8,590	$—	$—	$74,762
Collectively evaluated for impairment	4,236,316	$2,462,619	—	—	6,698,935
Loans acquired with deteriorated credit quality(1)	—	—	579,986	54,523	634,509

Total	$4,302,488	$2,471,209	$579,986	$54,523	$7,408,206

(1)	Includes all loans acquired subsequent to January 1, 2009.

Our nonaccruing loans consisted of the following at the dates indicated:

	March 31,	December 31,
	2011	2010
Commercial:
Commercial real estate:
Acquisition and development	$1,693	$1,870
Multifamily	553	3,075
Investment real estate	20,895	24,536
Owner occupied	14,205	14,584

Total commercial real estate	37,346	44,065
Business	24,823	25,819

Total commercial	62,169	69,884

Consumer:
Residential real estate	13,433	14,461
Home equity	4,467	4,604
Other consumer	299	374

Total consumer	18,199	19,439

Total	$80,368	$89,323

The following table details additional information on our loans at March 31:

	2011	2010
Interest income that would have been recorded if nonaccrual loans were performing in accordance with original terms	$1,169	$1,394

Loans 90 days past due and accruing interest (1)	62,942	—

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accuing interest	27,027	18,857
Nonaccrual	28,180	18,621

Total troubled debt restructurings	55,207	37,478

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

The following table details the amount of our legacy impaired loans by class with no related allowance for credit losses, as well as the amount of impaired loans for which there is a related allowance for credit losses as of March 31, 2011 and December 31, 2010. Loans with no related allowance for credit losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value.

	March 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
With no related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$261	$261	$—	$311	$311	$—
Multifamily	2,797	4,365	—	2,243	7,783	—
Investment real estate	10,566	16,896	—	7,767	14,442	—
Owner occupied	9,597	11,138	—	4,662	7,315	—

Total commercial real estate	23,221	32,660	—	14,983	29,851	—
Business	8,795	14,567	—	6,154	9,403	—

Total commercial	32,016	47,227	—	21,137	39,254	—
Consumer:
Residential real estate	3,119	3,117	—	8,855	8,794	—

Total	$35,135	$50,344	$—	$29,992	$48,048	$—

With a related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$7,887	$8,387	$1,302	$8,012	$8,512	$443
Multifamily	142	3,561	142	388	397	15
Investment real estate	12,545	15,277	1,546	17,451	21,413	1,786
Owner occupied	2,342	4,034	960	7,365	7,481	1,482

Total commercial real estate	22,916	31,259	3,950	33,216	37,803	3,726
Business	14,277	15,791	4,370	17,388	17,599	1,594

Total commercial	37,193	47,050	8,320	50,604	55,402	5,320
Consumer:
Residential real estate	10,678	10,788	873	2,270	2,302	173

Total	$47,871	$57,838	$9,193	$52,874	$57,704	$5,493

Total
Commercial:
Commercial real estate:
Acquisition and development	$8,148	$8,648	$1,302	$8,323	$8,823	$443
Multifamily	2,939	7,926	142	2,631	8,180	15
Investment real estate	23,111	32,173	1,546	25,218	35,855	1,786
Owner occupied	11,939	15,172	960	12,027	14,796	1,482

Total commercial real estate	46,137	63,919	3,950	48,199	67,654	3,726
Business	23,072	30,358	4,370	23,542	27,002	1,594

Total commercial	69,209	94,277	8,320	71,741	94,656	5,320
Consumer:
Residential real estate	13,797	13,905	873	11,125	11,096	173

Total	$83,006	$108,182	$9,193	$82,866	$105,752	$5,493

At March 31, 2011 and December 31, 2010, nonaccrual loans were less than total impaired loans as troubled debt restructurings (“TDRs”), which are considered impaired loans, were accruing interest due to the satisfactory performance of the borrowers under the restructured terms of the loans. Also contributing to the difference are nonaccrual loans less than $200 thousand not modified in a TDR and consumer loans not modified in a TDR. Loans less than $200 thousand are not considered impaired, as they are evaluated collectively when determining the allowance for credit losses, unless they have been modified in a TDR. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
March 31, 2011:
Nonaccrual loans	$62,169	$18,199	$80,368
Accruing TDRs	13,781	13,246	27,027
Smaller balance nonaccrual loans evaluated collectively when determining the allowance for credit losses	(6,741)	(17,648)	(24,389)

Total	$69,209	$13,797	$83,006

December 31, 2010:
Nonaccrual loans	$69,884	$19,439	$89,323
Accruing TDRs	10,713	10,894	21,607
Smaller balance nonaccrual loans evaluated collectively when determining the allowance for credit losses	(8,856)	(19,208)	(28,064)

Total	$71,741	$11,125	$82,866

The following table details the average recorded investment and interest income recognized for our impaired loans for the three months ending March 31:

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized

Commercial:
Commercial real estate:
Acquisition and development	$8,239	$58	$8,417	$108
Multifamily	2,943	39	3,507	—
Investment real estate	23,157	30	26,537	24
Owner occupied	12,014	9	12,827	46

Total commercial real estate	46,353	136	51,288	178
Business	23,687	12	14,335	13

Total commercial	70,040	148	65,623	191
Consumer:
Residential real estate	13,954	195	8,519	25

Total	$83,994	$343	$74,142	$216

The following table contains an aging analysis of our loans by class at the dates indicated:

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
March 31, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing

Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,547	$1,547	$107,667	$109,214	—
Multifamily	—	—	328	328	1,039,467	1,039,795	—
Investment real estate	258	148	15,269	15,675	1,433,904	1,449,579	—
Owner occupied	2,780	—	6,813	9,593	889,299	898,892	—

Total commercial real estate	3,038	148	23,957	27,143	3,470,337	3,497,480	—
Business	4,808	444	6,957	$12,209	2,161,562	2,173,771	—

Total commercial	7,846	592	30,914	39,352	5,631,899	5,671,251	—

Consumer:
Residential real estate	4,674	3,827	12,059	$20,560	1,430,544	1,451,104	—
Home equity	2,159	1,701	4,394	8,254	934,357	942,611	—
Other consumer	923	300	276	1,499	143,641	145,140	—

Total consumer	7,756	5,828	16,729	30,313	2,508,542	2,538,855	—

Total	$15,602	$6,420	$47,643	$69,665	$8,140,441	$8,210,106	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$582	$—	$2,792	$3,374	$15,547	$18,921	$2,792
Multifamily	278	—	84	362	75,565	75,927	84
Investment real estate	4,801	557	25,391	30,749	393,861	424,610	25,391
Owner occupied	2,784	4,255	8,278	15,317	509,484	524,801	8,278

Total commercial real estate	8,445	4,812	36,545	49,802	994,457	1,044,259	36,545
Business	1,313	1,156	7,172	$9,641	513,862	523,503	7,172

Total commercial	9,758	5,968	43,717	59,443	1,508,319	1,567,762	43,717

Consumer:
Residential real estate	5,546	5,172	5,418	$16,136	234,304	250,440	$5,418
Home equity	4,337	3,067	12,208	19,612	545,069	564,681	12,208
Other consumer	1,859	926	1,599	4,384	113,870	118,254	1,599

Total consumer	11,742	9,165	19,225	40,132	893,243	933,375	19,225

Total	$21,500	$15,133	$62,942	$99,575	$2,401,562	$2,501,137	$62,942

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing

Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	$5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents additional information about the credit quality of our commercial portfolio at the dates indicated:

	Commercial real estate
	Acquisition and		Investment	Owner			Percent
	development	Multifamily	real estate	occupied	Business	Total	of Total

March 31, 2011
Legacy loans:
Pass	$3,759	$1,012,072	$1,258,844	$806,620	$1,965,956	$5,047,251	89.0%
Criticized:(1)
Accrual	103,762	27,170	169,840	78,067	182,992	561,831	9.9%
Nonaccrual	1,693	553	20,895	14,205	24,823	62,169	1.1%

Total criticized	105,455	27,723	190,735	92,272	207,815	624,000	11.0%

Total	$109,214	$1,039,795	$1,449,579	$898,892	$2,173,771	$5,671,251	100.0%

Acquired loans:
Pass	$1,727	$69,720	$336,378	$427,404	$436,803	$1,272,032	81.1%
Criticized:(1)
Accrual	17,194	6,207	88,232	97,397	86,700	295,730	18.9%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	17,194	6,207	88,232	97,397	86,700	295,730	18.9%

Total	$18,921	$75,927	$424,610	$524,801	$523,503	$1,567,762	100.0%

December 31, 2010
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413	88.9%
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,876	9.8%
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,884	1.3%

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760	11.1%

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173	100.0%

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108	81.9%
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655	18.1%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655	18.1%

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(2)
Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

Borrower FICO scores are a credit quality indicator that provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and are presented in the table below at the dates indicated:

	Residential	Home	Other		Percent
	real estate	equity	consumer	Total	of Total
March 31, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,115,759	$720,454	$72,157	$1,908,370	75.1%
660-700	147,827	115,514	21,518	284,859	11.2%
620-660	67,863	47,377	13,170	128,410	5.1%
580-620	41,054	21,342	6,861	69,257	2.7%
Less than 580	64,376	32,899	10,892	108,167	4.3%
No score	14,225	5,025	20,542	39,792	1.6%

Total	$1,451,104	$942,611	$145,140	$2,538,855	100.0%

Acquired loans by refreshed FICO score:
Over 700	$130,296	$376,252	$50,945	$557,493	59.7%
660-700	30,476	60,686	17,440	108,602	11.6%
620-660	15,596	31,087	9,423	56,106	6.0%
580-620	14,858	22,351	5,529	42,738	4.6%
Less than 580	23,730	48,095	9,987	81,812	8.8%
No score	35,484	26,210	24,930	86,624	9.3%

Total	$250,440	$564,681	$118,254	$933,375	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9%
620-660	73,488	45,887	13,242	132,617	5.3%
580-620	40,409	20,530	7,673	68,612	2.7%
Less than 580	67,096	32,867	11,320	111,283	4.5%
No score	15,643	7,081	21,956	44,680	1.8%

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4%
620-660	15,272	34,267	9,253	58,792	5.9%
580-620	17,482	26,287	5,516	49,285	5.0%
Less than 580	22,859	46,528	11,511	80,898	8.2%
No score	39,825	28,526	25,857	94,208	9.5%

Total	$265,125	$600,853	$124,978	$990,956	100.0%

Information about our residential mortgage loans is as follows for the three months ended March 31:

	2011	2010
Loans sold during the period	$116,819	$87,256

Gains on sale of loans, net	431	781
Information about our residential mortgage loans is as follows as of the dates indicated:

	March 31,	December 31,
	2011	2010
Mortgages serviced for others	$1,572,925	$1,554,083

Mortgage servicing asset recorded for loans serviced for others, net	12,615	12,591

Note 4. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to meet the financing needs of our customers and to manage our own exposure to fluctuations in interest rates. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and often contain master netting and collateral provisions protecting the party at risk. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the presence of the netting and collateral provisions within the interest rate swap agreements.
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset Derivatives		Liability Derivatives
	Notional		Notional
	amount	Fair value(1)	amount	Fair value(2)
March 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$700,000	$8,007	$65,756	$2,432

Derivatives not designated as hedging instruments:
Interest rate swap agreements	523,748	22,372	523,748	22,559

Total derivatives	$1,223,748	$30,379	$589,504	$24,991

December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$500,000	$5,856	$65,912	$3,040

Derivatives not designated as hedging instruments:
Interest rate swap agreements	416,520	24,331	416,520	24,466

Total derivatives	$916,520	$30,187	$482,432	$27,506

(1)	Included in other assets in our Consolidated Statements of Condition.

(2)	Included in other liabilities in our Consolidated Statements of Condition.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans.
We have also entered into interest rate swaps to offset the variability in the interest cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2011 to 2014. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. During the next twelve months, we expect to reclassify $3.2 million of pretax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates.

The following tables present information about amounts recognized for our derivative financial instruments designated in hedging relationships for the three months ended March 31:

Amount of gain (loss) on
Fair Value Hedges(1)	derivative instruments (2)

2011:
Interest rate swap agreements	$237

2010:
Interest rate swap agreements	$(148)

(1)	Hedged items in designated fair value relationships are loans.

(2)	Recognized in other noninterest income in our Consolidated Statements of Income.

	Amount of gain on	Amount of gain (loss) on
	derivatives recognized in	derivatives reclassifed
	other comprehensive	from other comprehenive
Cash Flow Hedges	income, net of tax	income to income(1)

2011:
Interest rate swap agreements	$1,564	$1,069

2010:
Interest rate swap agreements	$9	$(393)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers, which are accounted for as free standing derivatives. We economically hedge our exposure to such interest rate swaps by simultaneously entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “back-to-back swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. In exchange for our participation in the back-to-back swaps, we earn fee income, which amounted to $2.2 million for the quarter ending March 31, 2011.
The following table presents information about amounts recognized for our back-to-back swaps due to changes in fair value for the three months ended March 31:

Derivatives not designated as hedging instruments	2011	2010

(Loss) gain on interest rate swap agreements (1)	$(52)	$132

(1)	Recognized in other noninterest income in our Consolidated Statements of Income.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the three months ended March 31:

	2011	2010
Net income	$44,918	$28,899
Less income allocable to unvested restricted stock awards	125	73

Net income allocable to common stockholders	$44,793	$28,826

Weighted average common shares outstanding:
Total shares issued	215,106	194,810
Unallocated employee stock ownership plan shares	(2,622)	(2,861)
Unvested restricted stock awards	(563)	(475)
Treasury shares	(5,797)	(6,353)

Total basic weighted average common shares outstanding	206,124	185,121

Incremental shares from assumed exercise of stock options	221	307
Incremental shares from assumed vesting of restricted stock awards	299	157

Total diluted weighted average common shares outstanding	206,644	185,585

Basic earnings per common share	$0.22	$0.16

Diluted earnings per common share	$0.22	$0.16

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	1,708	1,259

Note 6. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the three months ended March 31:

	Pretax	Income taxes	Net
2011:
Securities available for sale:
Net unrealized holding losses arising during the period	$(10,962)	$(4,165)	$(6,797)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)

Net unrealized losses on securities available for sale	(17,342)	(6,589)	(10,753)

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the period	6,380	2,424	3,956

Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	3,591	1,364	2,227
Reclassification adjustment for realized gains included in net income	(1,069)	(406)	(663)

Net unrealized gains on interest rate swaps designated as cash flow hedges	2,522	958	1,564
Amortization of net loss related to pension and post-retirement plans	309	106	203

Total other comprehensive income	$(8,131)	$(3,101)	$(5,030)

2010:
Securities available for sale:
Net unrealized holding gains arising during the period	$42,675	$16,911	$25,764
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(378)	(151)	(227)
Reclassification adjustment for realized losses included in net income	393	157	236

Net unrealized gains on interest rate swaps designated as cash flow hedges	15	6	9
Amortization of net loss related to pension and post-retirement plans	259	103	156

Total other comprehensive income	$42,949	$17,020	$25,929

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

		Net unrealized
		gains on securities	Unrealized gains
	Net unrealized	transferred from	(losses) on interest
	gains on securities	available for sale to	rate swaps designated	Defined benefit
	available for sale	held to maturity	as cash flow hedges	plans	Total
Balance, January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	(10,753)	3,956	1,564	203	(5,030)

Balance March 31, 2011	$59,937	$3,956	$4,542	$(15,594)	$52,841

Balance, January 1, 2010	$17,206	$—	$(1,154)	$(13,538)	$2,514
Period change, net of tax	25,764	—	9	156	25,929

Balance March 31, 2010	$42,970	$—	$(1,145)	$(13,382)	$28,443

Note 7. Fair Value Measurements
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
March 31, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$641,964	$—	$641,964	$—
U.S. government agencies	2,299	—	2,299	—
U.S. government sponsored enterprises	186,684	—	186,684	—
Corporate	172,424	—	171,367	1,057

Total debt securities	1,003,371	—	1,002,314	1,057
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	70,787	—	70,787	—
Federal National Mortgage Association	139,852	—	139,852	—
Federal Home Loan Mortgage Corporation	96,583	—	96,583	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,764,243	—	2,764,243	—
Federal National Mortgage Association	470,355	—	470,355	—
Federal Home Loan Mortgage Corporation	393,769	—	393,769	—
Non-agency issued	127,386	—	127,386	—

Total collateralized mortgage obligations	3,755,753	—	3,755,753	—

Total residential mortgage-backed securities	4,062,975	—	4,062,975	—
Commercial mortgage-backed securities:
Non-agency issued	342,261	—	342,261	—

Total mortgage-backed securities	4,405,236	—	4,405,236	—

Asset-backed securities	143	—	143	—
Other	15,981	14,695	1,286	—

Total securities available for sale	5,424,731	14,695	5,408,979	1,057

Interest rate swaps	30,379	—	30,379	—

Total assets	$5,455,110	$14,695	$5,439,358	$1,057

Liabilities:
Interest rate swaps	$24,991	$—	$24,991	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2011. However, as described in Note 2, Investment Securities, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as of March 31, 2011. All such securities were classified as Level 2 fair value measurements. These securities, which were transferred at fair value, are not included in the table above and will no longer be recorded at fair value on a recurring basis in our Statement of Financial Condition.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$597,434	$—	$597,434	$—
U.S. government sponsored enterprises	187,207	—	187,207	—
Corporate	121,116	—	120,197	919

Total debt securities	905,757	—	904,838	919

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	77,790	—	77,790	—
Federal National Mortgage Association	173,139	—	173,139	—
Federal Home Loan Mortgage Corporation	126,159	—	126,159	—

Collateralized mortgage obligations:
Government National Mortgage Association	4,548,917	—	4,548,917	—
Federal National Mortgage Association	573,030	—	573,030	—
Federal Home Loan Mortgage Corporation	546,152	—	546,152	—
Non-agency issued	150,774	—	150,774	—

Total collateralized mortgage obligations	5,818,873	—	5,818,873	—

Total residential mortgage-backed securities	6,195,961	—	6,195,961	—
Commercial mortgage-backed securities	162,669	—	162,669	—

Total mortgage-backed securities	6,358,630	—	6,358,630	—
Asset-backed securities	2,731	—	2,731	—
Other	22,337	14,731	7,606	—

Total securities available for sale	7,289,455	14,731	7,273,805	919
Interest rate swaps	30,187	—	30,187	—

Total assets	$7,319,642	$14,731	$7,303,992	$919

Liabilities:
Interest rate swaps	$27,506	$—	$27,506	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2010.
Securities Available for Sale
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value estimates from third parties and review these values, on a quarterly basis, by comparing them to values provided by a different independent pricing service. We also review detailed valuation methodologies provided to us by our pricing services based on our market knowledge.
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

The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit quality to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not significant to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy.
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the three months ended March 31:

	2011	2010
Balance at beginning of period	$919	$480
Gains included in other comprehensive income	138	126

Balance at end of period	$1,057	$606

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31:

	Fair Value Measurements				Total
	Total	Level 1	Level 2	Level 3	(losses)
2011
Collateral dependent impaired loans	$28,967	$—	$10,218	$18,749	$(4,115)

2010
Collateral dependent impaired loans	$18,465	$—	$18,465	$—	$(2,984)
Collateral Dependent Impaired Loans
We record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance is created through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraisal value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved list of certified appraisers. Updated appraisals are obtained when necessary but at least every 18 to 24 months.
During the three months ended March 31, 2011 and 2010, we recorded an increase of $4.1 million and $3.0 million, respectively, to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $29 million and $19 million at March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2011		December 31, 2010
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$220,997	$220,997	$213,820	$213,820
Investment securities available for sale	5,424,731	5,424,731	7,289,455	7,289,455
Investment securities held to maturity	3,030,320	3,053,320	1,025,724	1,043,803
Federal Home Loan Bank and Federal Reserve Bank common stock	166,357	166,357	183,800	183,800
Loans held for sale	26,955	27,237	37,977	38,357
Loans and leases, net	10,611,117	10,573,692	10,388,060	10,422,730
Mortgage servicing rights	12,615	13,417	12,591	13,178
Interest rate swap agreements	30,379	30,379	30,187	30,187
Accrued interest receivable	74,950	74,950	70,233	70,233

Financial liabilities:
Deposits	$13,455,823	$13,482,030	$13,148,844	$13,110,504
Borrowings	4,904,053	4,878,230	4,893,474	4,885,827
Interest rate swap agreements	24,991	24,991	27,506	27,506
Accrued interest payable	12,079	12,079	13,821	13,821
Our fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax impact related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.
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

Note 8. Segment Information
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

Selected financial information for our segments follows for the three months ended March 31:

		Financial	Consolidated
	Banking	services	total
2011:
Net interest income	$172,930	$(62)	$172,868
Provision for credit losses	12,900	—	12,900

Net interest income after provision for credit losses	160,030	(62)	159,968
Noninterest income	36,283	15,791	52,074
Amortization of core deposit and other intangibles	4,463	1,026	5,489
Other noninterest expense	126,279	13,382	139,661

Income before income taxes	65,571	1,321	66,892
Income tax expense	21,472	502	21,974

Net income	$44,099	$819	$44,918

2010:
Net interest income	$114,169	$—	$114,169
Provision for credit losses	13,131	—	13,131

Net interest income after provision for credit losses	101,038	—	101,038
Noninterest income	24,585	12,363	36,948
Amortization of core deposit and other intangibles	2,565	682	3,247
Other noninterest expense	79,955	9,980	89,935

Income before income taxes	43,103	1,701	44,804
Income tax expense	15,225	680	15,905

Net income	$27,878	$1,021	$28,899

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A. “Risk Factors.” First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company (the “Company”), subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2011, we had $21.4 billion in assets, $13.5 billion in deposits, and 257 full-service branch locations across Upstate New York and Pennsylvania. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On April 15, 2011, we acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, and thereby acquired NewAlliance Bank’s 88 branch locations in Connecticut and Western Massachusetts. Under the terms of the merger agreement, NewAlliance stockholders received 94 million shares of Company common stock and cash consideration of $199 million.
On April 9, 2010, we acquired all of the outstanding common shares of Harleysville National Corporation (“Harleysville”), the parent company of Harleysville National Bank and Trust Company, and thereby acquired Harleysville National Bank’s 83 branch locations in Eastern Pennsylvania. As a result of the merger, we acquired assets with a fair value of $5.3 billion, including cash of $1.1 billion and loans with a fair value of $2.6 billion, and we assumed deposits with a fair value of $4.0 billion and borrowings with a fair value of $960 million. Under the terms of the merger agreement, Harleysville stockholders received 20.3 million shares of First Niagara Financial Group, Inc. common stock.
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
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. This net interest spread is also sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas may influence the growth of our loans, investments, and deposits, and may also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York, Pennsylvania, and beginning April 15, 2011, Connecticut and Western Massachusetts; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.

Our primary lending and deposit gathering areas are generally concentrated in the same markets as our branches. We face significant competition in both making loans and attracting deposits in our markets as they have a high concentration of financial institutions, some of which are significantly larger than we are and have greater financial resources. Our competition for loans comes principally from other commercial banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. Our most direct competition for deposits has historically come from other commercial banks, savings banks, and credit unions. We face additional competition for deposits from the mutual fund industry, internet banks, securities and brokerage firms, and insurance companies. In these marketplaces, opportunities to grow and expand are primarily a function of how we are able to differentiate our product offerings and customer experience from our competitors.
REGULATORY REFORM
We continue to monitor the potential effects on our businesses of regulatory reform, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by President Obama on July 21, 2010, and the revised capital and liquidity frameworks published by the Basel Committee on Banking Supervision in December 2010 and known as “Basel III.” Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1, “Business — Supervision and Regulation,” and Item 1A, “Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for credit losses, investment securities accounting, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2010 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:
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
For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring (“TDR”) are considered impaired. Specific valuation allowances are determined for all impaired loans. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if collateral dependent, or the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for credit losses for these loans. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
We estimate the inherent risk of loss on all other loans by portfolio segment based primarily on our historical net loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas.
During the first quarter of 2011, we refined our process used to estimate the allowance for credit losses by improving the granularity of historical net loss experience data utilized for both our commercial and consumer portfolio segments.
Prior to the first quarter of 2011, we estimated a portion of the allowance for credit losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance would be enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and grade.
Similarly, in the first quarter of 2011, we improved the nature of historical net loss experience data used to estimate a portion of the allowance for credit within our consumer loan portfolio segment. Prior to the first quarter, we estimated losses on our consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. The enhancement in the first quarter provides further granularity by incorporating both loan type and delinquency rate trends into our loss rates. The enhanced approach estimates the interest loss in the current portfolio based on their loan type and current delinquency status.
We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on our previous approach for either portfolio segment.

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
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.
Investment Securities
As of March 31, 2011, our available for sale and held to maturity investment securities totaled $8.5 billion, or 39% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We review the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at March 31, 2011 or December 31, 2010. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination we consider the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. Any valuation decline below amortized cost that we determine to be other than temporary would require us to write down the credit component of such unrealized loss through a charge to current period earnings. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost.
Our investment securities portfolio includes residential mortgage backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine the constant effective yield used to apply the interest method.

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

SELECTED FINANCIAL DATA

	2011		2010
At or for the quarter ended	March 31		December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$21,439,845		$21,083,853	$20,871,540	$20,518,359	$14,968,078
Loans and leases, net	10,611,117		10,388,060	9,978,952	9,874,111	7,283,550
Investment securities:
Available for sale	5,424,731	(1)	7,289,455	7,341,505	7,131,393	4,876,925
Held to maturity	3,030,320	(1)	1,025,724	1,125,184	1,038,866	1,038,566
Goodwill and other intangibles	1,108,811		1,114,144	1,099,446	1,099,155	931,347
Deposits	13,455,823		13,148,844	13,395,183	13,758,174	9,794,461
Borrowings	4,904,053		4,893,474	4,343,120	3,666,557	2,481,628
Stockholders’ equity	$2,775,032		$2,765,070	$2,806,561	$2,773,465	$2,406,622
Common shares outstanding	209,432		209,112	209,059	209,040	188,719

Selected operations data:
Interest income	$208,884		$205,320	$200,636	$195,129	$144,503
Interest expense	36,016		37,772	39,357	40,371	30,334

Net interest income	172,868		167,548	161,279	154,758	114,169
Provision for credit losses	12,900		13,500	11,000	11,000	13,131

Net interest income after provision for credit losses	159,968		154,048	150,279	143,758	101,038
Noninterest income	52,074		54,112	49,505	46,050	36,948
Noninterest expense	145,150		139,334	132,609	158,203	93,182

Income before income taxes	66,892		68,826	67,175	31,605	44,804
Income taxes	21,974		22,971	21,579	11,602	15,905

Net income	$44,918		$45,855	$45,596	$20,003	$28,899

Stock and related per share data:
Earnings per common share:
Basic	$0.22		$0.22	$0.22	$0.10	$0.16
Diluted	0.22		0.22	0.22	0.10	0.16
Cash dividends	0.16		0.15	0.14	0.14	0.14
Book value	13.45		13.42	13.63	13.48	12.98
Market Price (NASDAQ: FNFG):
High	15.10		14.40	13.79	14.88	14.86
Low	13.54		11.51	11.23	12.25	13.00
Close	$13.58		$13.98	$11.65	$12.53	$14.23

(1)	As of March 31, 2011 we transferred $2.0 billion of investment securities classified as available for sale to a held to maturity classification. See Item 1, Note 2, Investment Securities.

	2011	2010
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(1):
Return on average assets	0.86%	0.87%	0.88%	0.41%	0.81%
Return on average equity	6.56	6.46	6.44	2.97	4.88
Return on average tangible equity(2)	10.94	10.64	10.59	5.05	7.98

Net interest rate spread	3.68	3.52	3.47	3.52	3.42
Net interest rate margin	3.80	3.65	3.61	3.68	3.61
Efficiency ratio (3)	64.5	62.9	62.9	78.8	61.7
Dividend payout ratio	72.73%	68.18%	63.64%	140.00%	87.50%

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	14.13%	14.35%	15.09%	15.09%	18.65%
Tier 1 risk-based capital	13.32	13.54	14.25	14.27	17.54
Tier 1 common capital(4)	12.56	12.76	13.42	13.43	17.39
Leverage ratio(5)	8.21	8.14	8.37	8.75	—
Tangible capital(5)	—	—	—	—	10.15
Ratio of stockholders’ equity to total assets	12.94	13.11	13.45	13.52	16.08
Ratio of tangible stockholders’ equity to tangible assets(6)	8.20%	8.27%	8.63%	8.62%	10.51%
First Niagara Bank, N.A.:
Total risk-based capital	12.04%	11.86%	12.72%	12.40%	14.20%
Tier 1 risk-based capital	11.23	11.06	11.88	11.59	13.08
Leverage ratio(5)	6.92	6.64	6.97	7.10	—
Tangible capital(5)	—	—	—	—	7.55

Asset quality:
Total nonaccruing loans	$80,368	$89,323	$94,180	$74,338	$77,920
Other nonperforming assets	6,955	8,647	8,619	8,559	6,774
Total criticized loans(7)	954,037	925,421	841,279	792,638	537,401
Allowance for credit losses	100,126	95,354	94,532	90,409	89,488
Net loan charge-offs	$8,128	$12,679	$6,877	$10,079	$11,946
Net charge-offs to average loans (annualized)	0.31%	0.49%	0.27%	0.41%	0.66%
Provision to average loans (annualized)	0.49	0.53	0.43	0.45	0.73
Total nonaccruing loans to total loans	0.75	0.85	0.93	0.74	1.05
Total nonperforming assets to total assets	0.41	0.46	0.49	0.40	0.57
Allowance for credit losses to total loans	0.93	0.91	0.93	0.90	1.21
Allowance for credit losses to legacy loans(8)	1.22	1.21	1.30	1.29	1.32
Allowance for credit losses to nonaccruing loans	124.6	106.8	100.4	121.6	114.9
Texas ratio(9)	8.51%	8.94%	8.85%	7.43%	5.41%

Other data:
Number of branches	257	257	255	255	172
Full time equivalent employees	3,825	3,791	3,725	3,748	2,966

(1)	Computed using daily averages. Annualized where appropriate.

(2)
Average tangible equity excludes average goodwill and other intangibles of $1.1 billion, $1.1 billion, $1.1 billion, $1.1 billion, and $933 million for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)
Tier 1 common capital is computed by subtracting the subordinated debentures associated with trust preferred securities from Tier I capital, divided by risk weighted assets. Tier 1 common capital, as calculated for purposes of this financial data and the earnings release, does not reflect the adjustments provided for in Basel III. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(5)
Tangible capital ratio presented for periods ended prior to First Niagara Bank’s conversion to a national bank regulated by the OCC. Leverage ratio presented for periods ended subsequent to such conversion.

(6)
Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(7)
Includes consumer loans, which are considered criticized when they are 60 days or more past due. Criticized loans include special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(8)
Legacy loans are those loans accounted for under the amortized cost method, and do not include loans acquired subsequent to January 1, 2009. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(9)
The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for credit losses. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

RESULTS OF OPERATIONS
Overview
Net income for the three months ended March 31, 2011 amounted to $45 million, or $0.22 per diluted common share, compared to $29 million, or $0.16 per diluted common share for the three months ended March 31, 2010 and $46 million, or $0.22 per diluted common share for the three months ended December 31, 2010. The increase in net income from the first quarter of 2010 to the first quarter of 2011 reflects our larger franchise resulting from our Eastern Pennsylvania merger with Harleysville in April 2010. While our weighted average diluted shares increased by over 11% during this time, net income increased by 55%, reflecting the growth from our merger with Harleysville and growth in our franchise, resulting in the increase in our diluted earnings per share. Our returns on average assets were 0.86%, 0.81%, and 0.87% for the quarters ended March 31, 2011, March 31, 2010, and December 31, 2010, respectively. Our returns on average equity were 6.56%, 4.88%, and 6.46% for the quarters ended March 31, 2011, March 31, 2010, and December 31, 2010, respectively.
“Operating” net income for the three months ended March 31, 2011, which represents net income excluding $5 million in after-tax merger and acquisition integration expenses and restructuring charges, amounted to $50 million, or $0.24 per diluted share. Operating net income for the three months ended March 31, 2010, which is net income excluding $4 million in after-tax merger and acquisition integration expenses, amounted to $33 million, or $0.18 per diluted share. Operating net income for the three months ended December 31, 2010, which is net income excluding $4 million in after-tax merger and acquisition integration expenses, amounted to $50 million, or $0.24 per diluted share. Operating income is a non-GAAP measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry.
Results for the first three months of 2011 compared to the first three months of 2010 were most significantly impacted by a $61 million, or 53%, increase in our taxable equivalent net interest income driven by our expansion into Pennsylvania and organic loan growth. Our average interest-earning assets increased by 47% while our average interest-bearing liabilities increased by 51%. Additionally, our net interest spread widened by 26 basis points and our taxable equivalent net interest rate margin increased by 19 basis points to 3.80%. Net interest income increased over $5 million during the quarter ended March 31, 2011 to $173 million from $168 million for the quarter ended December 31, 2010, primarily as a result of the positive impact of lower amortization of the securities premiums as mortgage rates rose in the market, slowing the rate of principal prepayments. A portion of this positive impact is unlikely to recur in the future, as it represented a cumulative catch-up in our calculation of the constant effective yield used to apply the interest method for income recognition. The higher securities yields were partially offset by a 25 basis point decrease in the yields earned on our commercial loan portfolio. Also contributing to our higher margin were modest decreases in rates paid on our deposits and borrowings.
The provision for credit losses remained steady at $13 million for the quarter ended March 31, 2011. This compared to the $13 million recorded in the first quarter of 2010, and decreased slightly from last quarter’s provision for credit losses of $14 million. Criticized loans of $954 million at March 31, 2011, compared to $925 million at December 31, 2010. Other credit quality metrics improved during the first quarter of 2011 compared to both the first and fourth quarters of 2010. Our net charge-offs decreased to $8 million for the quarter ended March 31, 2011 from $12 million and $13 million for the quarters ended March 31, 2010 and December 31, 2010, respectively. In addition, nonperforming loans decreased to 0.75% of total loans as of March 31, 2011 compared to 1.05% of total loans at March 31, 2010 and 0.85% of total loans at December 31, 2010.
Noninterest income amounted to $52 million for the quarter ended March 31, 2011, compared to $37 million for the quarter ended March 31, 2010 and $54 million for the quarter ended December 31, 2010. The increase from the first quarter of 2010 is primarily due to our merger with Harleysville and our insurance agency acquisitions during the second half of 2010. The decrease in noninterest income during the current quarter from the last quarter of 2010 was due to the seasonality of transaction revenues in banking services and lower mortgage banking income. The lower mortgage banking income resulted from lower mortgage refinancing demand as mortgage rates rose nationally. The impact of the lower levels of mortgage banking income was balanced by the higher yield experienced on the mortgage-backed securities portfolio. Insurance revenues increased due to the seasonality of these revenues as well as a full quarter impact of our November and December 2010 insurance agency acquisitions.

Noninterest expense amounted to $145 million for the quarter ended March 31, 2011, compared to $93 million for the quarter ended March 31, 2010 and $139 million for the quarter ended December 31, 2010. The increase from the first quarter of 2010 is also primarily due to our merger with Harleysville and our insurance agency acquisitions and the build out of our supporting infrastructure to support the growth in our franchise. The increase in noninterest expense for the quarter ended March 31, 2011 from the quarter ended December 31, 2010 is primarily due to the impact of a full quarter of salaries related to our late 2010 insurance agency acquisitions as well as a seasonal increase in payroll taxes due to the resetting of taxable wage limitations.
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

	March 31,				Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/ rate	balance	Yield/ rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$4,430,619	5.56%	$3,084,272	5.71%	$1,346,347	(0.15)%
Business	2,615,778	4.43	1,711,428	4.57	904,350	(0.14)

Total commercial lending	7,046,397	5.14	4,795,700	5.30	2,250,697	(0.16)
Residential real estate	1,738,384	4.96	1,645,693	5.24	92,691	(0.28)
Home equity	1,508,189	4.52	704,450	4.89	803,739	(0.37)
Other consumer	272,894	6.59	187,272	8.48	85,622	(1.89)

Total loans	10,565,864	5.12	7,333,115	5.33	3,232,749	(0.21)
Mortgage-backed securities(2)	7,155,225	3.81	4,702,756	3.60	2,452,469	0.21
Other investment securities(2)	948,783	3.95	750,461	3.29	198,322	0.66
Money market and other investments	193,430	4.15	87,000	3.36	106,430	0.79

Total interest-earning assets	18,863,302	4.58%	12,873,332	4.57%	5,989,970	0.01%

Noninterest-earning assets(3)(4)	2,256,204		1,671,238		584,966

Total assets	$21,119,506		$14,544,570		$6,574,936

Interest-bearing liabilities:
Deposits
Savings deposits	$1,243,856	0.10%	$917,397	0.14%	$326,459	(0.04)%
Checking accounts	1,732,971	0.11	1,034,659	0.13	698,312	(0.02)
Money market deposits	5,012,521	0.48	3,689,294	0.69	1,323,227	(0.21)
Certificates of deposit	3,253,538	1.11	2,823,804	1.07	429,734	0.04

Total interest-bearing deposits	11,242,886	0.56	8,465,154	0.69	2,777,732	(0.13)
Borrowings
FHLB advances	1,437,270	1.96%	642,187	3.71%	795,083	(1.75)%
Repurchase agreements	3,136,477	0.93	1,343,000	1.26	1,793,477	(0.33)
Senior notes	296,783	7.05	193,026	10.83	103,757	(3.78)
Other borrowings	92,557	4.82	55,149	4.92	37,408	(0.10)

Total borrowings	4,963,087	1.67	2,233,362	2.89	2,729,725	(1.22)

Total interest-bearing liabilities	16,205,973	0.90%	10,698,516	1.15%	5,507,457	(0.25)%

Noninterest-bearing deposits	1,837,248		1,245,565		591,683
Other noninterest-bearing liabilities	299,019		198,857		100,162

Total liabilities	18,342,240		12,142,938		6,199,302
Stockholders’ equity(3)	2,777,266		2,401,632		375,634

Total liabilities and stockholders’ equity	$21,119,506		$14,544,570		$6,574,936

Net interest rate spread		3.68%		3.42%		0.26%

Net interst rate margin		3.80%		3.61%		0.19%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $61 million, or 53%, for the first three months of 2011 compared to the first three months of 2010. This increase resulted from a $6.0 billion, or 47%, increase in our average interest-earning assets, and a $5.5 billion, or 51%, increase in our interest-bearing liabilities. The increase in average interest-earning assets and interest bearing liabilities was primarily due to the Harleysville merger, which we completed in the second quarter of 2010. In addition to the results of the merger, our year over year increases are the result of our focus on organic loan growth. Excluding the average balance of loans acquired from Harleysville of $2.0 billion, our average loan balance for the first quarter of 2011 was $8.6 billion, which was an increase of $1.2 billion over the same quarter in 2010. This increase was concentrated in commercial lending as it represented 94% of the year over year increase.
The following table presents our average balances and taxable equivalent yields for the three months ended (amounts in thousands):

	March 31,		December 31,		Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$4,430,619	5.56%	$4,300,625	5.69%	$129,994	(0.13)%
Business	2,615,778	4.43	2,447,918	4.86	167,860	(0.43)

Total commercial lending	7,046,397	5.14	6,748,543	5.39	297,854	(0.25)
Residential real estate	1,738,384	4.96	1,762,346	4.93	(23,962)	0.03
Home equity	1,508,189	4.52	1,503,187	4.56	5,002	(0.04)
Other consumer	272,894	6.59	269,090	7.27	3,804	(0.68)

Total loans	10,565,864	5.12	10,283,166	5.24	282,698	(0.12)
Mortgage-backed securities(2)	7,155,225	3.81	7,306,894	3.39	(151,669)	0.42
Other investment securities(2)	948,783	3.95	907,139	3.91	41,644	0.04
Money market and other
investments	193,430	4.15	204,462	4.73	(11,032)	(0.58)

Total interest-earning assets	18,863,302	4.58%	18,701,661	4.45%	161,641	0.13%

Noninterest-earning assets(3)(4)	2,256,204		2,307,483		(51,279)

Total assets	$21,119,506		$21,009,144		$110,362

Interest-bearing liabilities:
Deposits
Savings deposits	$1,243,856	0.10%	$1,232,897	0.11%	$10,959	(0.01)%
Checking accounts	1,732,971	0.11	1,710,655	0.16	22,316	(0.05)
Money market deposits	5,012,521	0.48	4,994,303	0.48	18,218	(0.00)
Certificates of deposit	3,253,538	1.11	3,441,656	1.12	(188,118)	(0.01)

Total interest-bearing deposits	11,242,886	0.56	11,379,511	0.59	(136,625)	(0.03)
Borrowings
FHLB advances	1,437,270	1.96%	1,572,064	2.14%	(134,794)	(0.18)%
Repurchase agreements	3,136,477	0.93	2,669,707	0.84	466,770	0.09
Senior notes	296,783	7.05	296,711	6.78	72	0.27
Other borrowings	92,557	4.82	92,924	6.83	(367)	(2.01)

Total borrowings	4,963,087	1.67	4,631,406	1.78	331,681	(0.11)

Total interest-bearing liabilities	16,205,973	0.90%	16,010,917	0.93%	195,056	(0.03)%

Noninterest-bearing deposits	1,837,248		1,873,709		(36,461)
Other noninterest-bearing liabilities	299,019		306,253		(7,234)

Total liabilities	18,342,240		18,190,879		151,361
Stockholders’ equity(3)	2,777,266		2,818,265		(40,999)

Total liabilities and stockholders’ equity	$21,119,506		$21,009,144		$110,362

Net interest rate spread		3.68%		3.52%		0.16%

Net interst rate margin		3.80%		3.65%		0.15%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for credit losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $6 million, or 14% on an annualized basis, the first three months of 2011 compared to the last three months of 2010. Our average interest earning assets increased $162 million and average interest bearing liabilities increased by $195 million. Our first quarter net interest rate spread and net interest rate margin increased by 16 basis points and 15 basis points, respectively, from the fourth quarter of 2010.
Significant changes in our period over period average balances and yields include:
•
A primary driver for our increase in net interest income was the slowdown in actual and estimated prepayments in our mortgage-backed securities, which resulted in lower amortization of the securities premiums in the first quarter of 2011 compared to the fourth quarter of 2010. Slower prepayment expectations resulted from a shift from the historically low rates in the fourth quarter, as seen through the 44 basis point increase in the average monthly rates from the Federal Home Loan Mortgage Corporation (“FHLMC”) Primary Mortgage Market Survey to 4.85% for the first three months of 2011. In addition, our yields were aided by our strategy to redeploy cash flows into higher yielding investment grade credit (non-U.S government backed) assets.

•
Our average commercial loan portfolio increased by $298 million during the first quarter, or 18% on an annualized basis, as we continue to focus on growing our commercial portfolio through capitalizing on opportunities in our expanded footprint. Our average commercial business loans increased by $168 million over the fourth quarter of 2010 driven, in part, by our capital markets business, including purchased loans and lead syndication activity. Our capital markets lending activities are subject to our traditional underwriting standards. Offsetting the increase in our average balances of total commercial loans was our decrease in yield of 25 basis points. The majority of the decrease was attributable to the decline in our commercial business loan portfolio, which decreased from 4.86% for the prior quarter to 4.43%. The 43 basis point decline stemmed from the combination of a full quarter of results incorporating the newer originations with lower rates in the fourth quarter and a decrease in the yield on acquired loans.

•
Our interest expense on deposits continued to benefit from a more favorable mix of account types as we continued to allow the highest paying certificates of deposit balances to runoff. Average balances of certificates of deposit declined by $188 million compared to the fourth quarter of 2010.

•
Our average total borrowings increased $332 million since the fourth quarter as we have continued to utilize wholesale funding to replace the runoff of our certificates of deposit balance discussed above. Our average rate on borrowings has benefitted from the lower rate environment.

Provision for Credit Losses
Our provision for credit losses is based upon our assessment of the adequacy of our allowance for credit losses with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision charged to income amounted to $13 million, or 0.49% of average loans, for the quarter ended March 31, 2011, compared to $14 million and $13 million, or 0.53% and 0.73% of average loans, for the quarters ended December 31, 2010 and March 31, 2010, respectively. Excluding average acquired loans, our provision as a percentage of average loans was 0.64% for the first quarter of 2011, 0.72% for the fourth quarter of 2010 and 0.80% for the first quarter of 2010. These acquired loans were originally recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan loss. Criticized loans of $954 million at March 31, 2011, compared to $925 million at December 31, 2010. Other credit quality metrics improved during the first quarter of 2011 compared to both the first and fourth quarters of 2010. Our net charge-offs decreased to $8 million for the quarter ended March 31, 2011 from $12 million and $13 million for the quarters ended March 31, 2010 and December 31, 2010, respectively. In addition, nonperforming loans decreased to 0.75% of total loans as of March 31, 2011 compared to 1.05% of total loans at March 31, 2010 and 0.85% of total loans at December 31, 2010.

Noninterest Income
The following table presents our noninterest income for the three months ended (amounts in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Banking services	$19,006	$22,230	$16,007
Insurance and benefits consulting	15,755	13,130	12,163
Wealth management services	6,734	4,940	3,248
Mortgage banking	1,263	6,052	1,232
Lending and leasing	3,763	3,850	2,044
Bank owned life insurance	2,030	1,994	1,224
Other	3,523	1,916	1,030

Total noninterest income	$52,074	$54,112	$36,948

Noninterest income as a percentage of net revenue	23.1%	24.4%	24.4%

Noninterest income increased $15 million, or 41% for the quarter ended March 31, 2011, compared to the first quarter of 2010. The increases in revenues from banking services, wealth management services, lending and leasing, and other noninterest income were primarily attributable to our April 2010 merger with Harleysville. The almost $4 million increase in insurance and benefits consulting revenues is all attributable to our insurance agency acquisitions in Pennsylvania during 2010. Revenues from mortgage banking remained unchanged from the first quarter of 2010 to the first quarter of 2011 as an increase in rates limited mortgage banking activity.
The decrease in noninterest income during the first quarter of 2011 from the fourth quarter of 2010 was the result of several factors. The decrease in revenues from banking services was primarily due to the seasonality of network interchange fees and nonsufficient funds fees, which tend to peak in the last quarter of the year. Nonsufficient funds fees have also been affected, and will continue to be affected, by recent regulations governing fees charged by banks. The decrease in mortgage banking revenues resulted from the considerable decrease in volumes as rates offered on 30 year mortgages increased 44 basis points on average during the current quarter from the last quarter of 2010. The low rate environment in the fourth quarter of 2010 caused significant refinance activity during that time. The impact of the lower levels of mortgage banking income was balanced by the higher yield experienced on the mortgage-backed securities portfolio. Lower margins on sold loans also affected mortgage banking income in the current quarter. The decreases in banking services and mortgage banking revenue were partially offset by an increase in revenues from insurance and benefits consulting which are also subject to seasonal fluctuations as renewals tend to be higher in the first quarter of the year compared to the last quarter of the year. The increase in these revenues is also reflective of a full quarter of revenues for our November 2010 and December 2010 insurance agency acquisitions.
Noninterest Expense
The following table presents our noninterest expense for the three months ended (amounts in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Salaries and benefits	$74,511	$65,698	$48,237
Occupancy and equipment	16,197	16,053	9,907
Technology and communications	12,871	12,878	8,649
Marketing and advertising	2,692	3,383	1,532
Professional services	6,360	7,538	2,510
Amortization of intangibles	5,489	5,447	3,247
FDIC premiums	6,195	5,871	3,463
Merger and acquisition integration expenses	6,176	5,904	6,232
Other expense	14,659	16,562	9,405

Total noninterest expenses	$145,150	$139,334	$93,182

Efficiency ratio	64.5%	62.9%	61.7%

Noninterest expenses increased $52 million, or 56% for the quarter ended March 31, 2011, compared to the first quarter of 2010, which was primarily attributable to increased costs associated with our April 2010 merger with Harleysville as well as our insurance agency acquisitions during the last half of 2010. Salaries and benefits expenses increased 54% as we experienced an increase in the number of full time equivalent employees, from 2,966 at March 31, 2010 to 3,825 at March 31, 2011. The increases in occupancy and equipment and technology and communications resulted from the increase in our workforce during this time and from the increase in the number of branches from 172 at March 31, 2010 to 257 at March 31, 2011, a 49% increase.

Salaries and benefits increased during the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010, which was the result of incremental salaries associated with our insurance agency acquisitions in November 2010 and December 2010, our infrastructure growth as we continued to strengthen our leadership structure to support our increasing size, and a seasonal increase in payroll taxes.
Merger and acquisition integration expenses of $6 million for the three months ended March 31, 2011 were primarily attributable to our merger with NewAlliance and included $1 million in salaries and benefits, $1 million in marketing and advertising, $2 million in professional services, and $2 million in other expenses. Merger and acquisition integration expenses also amounted to $6 million for the three months ended March 31, 2010 and December 31, 2010. These expenses were primarily attributable to our merger with Harleysville in the first three months of 2010 and our merger with NewAlliance for the three months ended December 31, 2010.
Our efficiency ratio for the current quarter increased to 64.5% compared to 62.9% for the quarter ended December 31, 2010, and 61.7% for the same quarter in 2010 reflecting the increase in our noninterest expenses as a result of the growth of our infrastructure. Excluding merger and acquisition integration expenses of $6 million for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010, as well as $1 million of restructuring charges for the quarter ended March 31, 2011, our efficiency ratio amounted to 61.3%, 60.2%, and 57.5% for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
Beginning in the first quarter of 2011, we began to take certain measures to reposition elements of our business to enhance our performance. These measures will largely relate to facilities and will result in charges being recognized through the end of the third quarter of 2011. We expect to consolidate our branch network and reposition our staffing to make the distribution of our products more efficient and effective. We estimate the impact of this initiative to be a pre-tax charge in the range of $18 million to $22 million. We will also be taking action to enhance the delivery of our back office services in a manner that will make them more efficient, and we estimate the impact of this initiative to be a pre-tax charge in the range of $14 million to $17 million. Finally, we will take action related to certain other acquired facilities that are not essential to our business strategy. These facilities are mostly in Eastern Pennsylvania and we estimate the impact of exiting these facilities to be a pre-tax charge in the range of $19 million to $23 million.
Income Taxes
Our effective tax rate of 32.8% for the three months ended March 31, 2011 decreased from 33.4% and 35.5% for the three months ended December 31, 2010 and March 31, 2010, respectively. The decrease is primarily due to a decrease in projected state income tax and an increase in tax-exempt interest income in 2011.
ANALYSIS OF FINANCIAL CONDITION AT MARCH 31, 2011
Overview
Total assets increased $0.3 billion to $21.4 billion at March 31, 2011 from $21.1 billion at December 31, 2010. In addition, we noted the following balance trends:
•
Our investment securities available for sale portfolio decreased by $1.9 billion as we transferred $2.0 billion of securities into our held to maturity portfolio upon our determination that we have the intent and ability to hold these securities to maturity.

•	Total loans and leases increased $228 million, or 9% annualized, as our commercial loan portfolio continues to grow across our footprint.
•
Deposits increased $307 million, or almost 10% annualized, primarily in core deposits, which have increased to 76% of total deposits from 75% of total deposits at December 31, 2010. Certificate balances continue to decrease as repricing has caused customers to move to money market deposits accounts.

•	Total borrowings remained flat, however, we used wholesale borrowings to fund the run off of certificates and to provide an additional funding source for loans.
Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loans portfolio provides opportunities to cross sell other banking services. Consistent with our long-term customer relationship focus, we have historically retained the servicing rights on fixed rate, longer maturity residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.

The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$4,160,359	38.8%	$3,964,106	37.8%
Construction	381,380	3.6	406,751	3.9
Business	2,697,274	25.2	2,623,079	25.0

Total commercial	7,239,013	67.6	6,993,936	66.7

Residential real estate	1,701,544	15.9	1,692,198	16.1
Home equity	1,507,292	14.1	1,524,570	14.6
Other consumer	263,394	2.4	272,710	2.6

Total loans and leases	10,711,243	100.0%	10,483,414	100.0%

Allowance for credit losses	(100,126)		(95,354)

Total loans and leases, net	$10,611,117		$10,388,060

Included in the table above are acquired loans with a carrying value of $2.5 billion and $2.6 billion at March 31, 2011 and December 31, 2010, respectively. Such loans were acquired in the National City Bank branch acquisition and the Harleysville merger and were initially recorded at fair value with no carryover of any related allowance for credit losses. At March 31, 2011 and December 31, 2010 there was no allowance for credit losses related to these acquired loans.
The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New	Western	Eastern	Total loans
	York	Pennsylvania	Pennsylvania	and leases
March 31, 2011:
Commercial:
Real estate	$2,701,963	$445,688	$1,012,708	$4,160,359
Construction	339,245	17,053	25,082	381,380
Business	1,515,651	806,416	375,207	2,697,274

Total commercial	4,556,859	1,269,157	1,412,997	7,239,013

Residential real estate	1,381,199	49,192	271,153	1,701,544
Home equity	769,117	118,829	619,346	1,507,292
Other consumer	156,246	57,137	50,011	263,394

Total loans and leases	$6,863,421	$1,494,315	$2,353,507	$10,711,243

December 31, 2010:
Commercial:
Real estate	$2,610,001	$388,227	$965,878	$3,964,106
Construction	363,828	20,521	22,402	406,751
Business	1,484,970	754,451	383,658	2,623,079

Total commercial	4,458,799	1,163,199	1,371,938	6,993,936

Residential real estate	1,389,880	36,249	266,069	1,692,198
Home equity	777,577	107,345	639,648	1,524,570
Other consumer	160,376	59,507	52,827	272,710

Total loans and leases	$6,786,632	$1,366,300	$2,330,482	$10,483,414

Our commercial loan portfolio increased $98 million, or 9% annualized, in Upstate New York and $106 million, or 37% annualized, in Western Pennsylvania during the first three months of 2011, as a result of our continued strategic focus on the portfolio. Our total average commercial loan portfolio increased 18% annualized during this time. This increase was concentrated in both commercial real estate loans and business loans. New commercial loans, including line of credit advances, increased to $795 million in Upstate New York during the three months ended March 31, 2011, from $645 million during the same period in 2010. New commercial loans, including line of credit advances, totaled $439 million and $228 million in Western and Eastern Pennsylvania, respectively, for the three months ended March 31, 2011.

While we originated $110 million in new residential loans during the first three months of 2011, our residential real estate loan portfolio increased by only $9 million as ongoing consumer preference is for long-term fixed rate products which we generally do not hold in our portfolio as well as our decision to sell 15 year ARMs, instead of holding them in our portfolio.
Our home equity and other consumer loan portfolios declined slightly period over period and the combined balances decreased by $27 million during the first three months of 2011 which was largely a factor of the increased rates in the first quarter resulting in a decline in home equity originations from $95 million in the fourth quarter of 2010 to $19 million in the first quarter of 2011.
Investment Securities Portfolio
In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio, could result in increased risk for us.
Our investment securities portfolio remained nearly unchanged at $8.5 billion at March 31, 2011 compared to $8.3 billion at December 31, 2010. As of March 31, 2011, 99% of the fair value of our investment securities portfolio was rated investment grade or better and 98% was rated A- or higher. During the quarter ended March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity, resulting in total securities classified as held to maturity of $3.0 billion. The transferred securities were primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued by the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”), and had net unrealized gains, net of tax, of $4 million on the date of transfer, which is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities.
Our available for sale securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 75% and 85% of our total available for sale portfolio at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, 97% and 98%, respectively, of our residential mortgage backed securities were issued by GNMA, FNMA, or FHLMC. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency CMO portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.
Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow with a weighted average estimated remaining life of 4.0 years at March 31, 2011, compared to 4.3 years at December 31, 2010. The decrease in the weighted average estimated remaining life is the result of the transfer of securities with higher weighted average lives from our available for sale portfolio to our held to maturity portfolio.
At March 31, 2011, the pre-tax net unrealized gains on our available for sale investment securities decreased to $97 million from $114 million at December 31, 2010. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. Interest rates have increased during the quarter ended March 31, 2011, thereby causing the fair values of our fixed rate securities to decrease.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	March 31, 2011		December 31, 2010		Increase
	Amount	Percent	Amount	Percent	(decrease)
Core deposits:
Savings	$1,271,494	9.5%	$1,235,004	9.4%	$36,490
Interest-bearing checking	1,726,379	12.8	1,705,537	13.0	20,842
Money market deposits	5,177,242	38.5	4,919,014	37.4	258,228
Noninterest-bearing	2,050,034	15.2	1,989,505	15.1	60,529

Total core deposits	10,225,149	76.0	9,849,060	74.9	376,089
Certificates	3,230,674	24.0	3,299,784	25.1	(69,110)

Total deposits	$13,455,823	100.0%	$13,148,844	100.0%	$306,979

The table below contains selected information on the composition of our deposits, geographic region at the dates indicated (in thousands):

	Upstate New	Western	Eastern	Total
	York	Pennsylvania	Pennsylvania	deposits
March 31, 2011
Core deposits:
Savings	$872,314	$136,405	$262,775	$1,271,494
Interest-bearing checking	654,596	503,261	568,522	1,726,379
Money market deposits	3,300,666	977,303	899,273	5,177,242
Noninterest-bearing	1,047,389	558,611	444,034	2,050,034

Total core deposits	5,874,965	2,175,580	2,174,604	10,225,149
Certificates	1,234,869	1,000,790	995,015	3,230,674

Total deposits	$7,109,834	$3,176,370	$3,169,619	$13,455,823

December 31, 2010
Core deposits:
Savings	$846,859	$130,361	$257,784	$1,235,004
Interest-bearing checking	617,845	502,345	585,347	1,705,537
Money market deposits	3,107,727	961,233	850,054	4,919,014
Noninterest-bearing	1,012,715	526,673	450,117	1,989,505

Total core deposits	5,585,146	2,120,612	2,143,302	9,849,060
Certificates	1,234,347	1,011,659	1,053,778	3,299,784

Total deposits	$6,819,493	$3,132,271	$3,197,080	$13,148,844

At March 31, 2011, our total deposits increased $307 million from December 31, 2010, and core deposits have increased to 76% of total deposits. Money market deposit accounts have increased across our footprint by $258 million, or 21% annualized, during the first quarter of 2011 due to two factors. Municipal money market deposits increased $130 million due to seasonal tax collections. Additionally, our participation in a program whereby we receive money market deposits through a financial intermediary contributed $113 million to the total increase in money market deposits. Municipal deposits, predominantly consisting of money market deposits, increased $190 million from $1.4 billion at December 31, 2010 to $1.6 billion at March 31, 2011.
Borrowings
Borrowings remained stable at March 31, 2011 at $4.9 billion. Short term borrowings decreased by $818 million from December 31, 2010 to $970 million, which was offset by an increase of $829 million in long term borrowings during that same period to $3.9 billion as we worked to achieve a more favorable cost of funds. Wholesale borrowings were used to fund the run off of certificates and provide an additional funding source for loans, which helped us to effectively manage our borrowing costs.
Capital
During the first three months of 2011, our stockholders’ equity remained unchanged from December 31, 2010 at $2.8 billion. Our net income of $45 million was offset by common stock dividends paid during this period and a decrease in net unrealized gains, net of taxes, on our securities available for sale arising during the three months ended March 31, 2011. For the three months ended March 31, 2011, we declared common stock dividends of $0.16 per share, or $33 million.
At March 31, 2011, we held more than 5.6 million shares of our common stock as treasury shares. While we did not make any repurchases of our common stock during the first three months of 2011, we currently have authorization from our Board of Directors to repurchase up to 21 million shares of our common stock as part of our capital management initiatives. From April 1, 2011 through May 9, 2011, we repurchased 1.6 million shares of our common stock at an average price of $14.09 per share. We issued 0.3 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first three months of 2011. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.
First Niagara Financial Group, Inc. and our bank subsidiary, First Niagara Bank, N.A., are subject to regulatory capital requirements administered by the Federal Reserve and OCC, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at March 31, 2011 are presented in the following table (amounts in thousands):

			Minimum amount to be
	Actual		well-capitalized
	Amount	Ratio	Amount	Ratio

First Niagara Financial Group, Inc.:
Leverage ratio	$1,632,307	8.21%	N/A	N/A
Tier 1 risk-based capital	1,632,307	13.32	$735,273	6.00%
Total risk-based capital	1,732,433	14.13	1,226,067	10.00

First Niagara Bank, N.A.:
Leverage ratio	$1,373,059	6.92%	$989,236	5.00%
Tier 1 risk-based capital	1,373,059	11.23	733,602	6.00
Total risk-based capital	1,473,185	12.04	1,223,576	10.00
As of March 31, 2011, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the prompt corrective action regulations.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $238 million to the Company, without obtaining affirmative regulatory approvals, as of March 31, 2011.
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
RISK MANAGEMENT
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of our borrowers to repay their loans according to contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
The primary indicators of credit quality are our internal loan gradings for our commercial loan portfolio segment and FICO scores for our consumer loan portfolio segment. We place legacy loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.
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
In the normal course of our loan monitoring process, we review all pass graded individual commercial and commercial real estate loans and/or total loan concentration to one borrower greater than $500 thousand and less than $1 million no less frequently than every 36 months and those loans over $1 million no less frequently than every 18 months.
As part of our credit monitoring process, our loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through our review of current information related to each loan. The nature of the current information available and used by us includes, as applicable, review of payment status and delinquency reporting, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. We perform a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading can be reevaluated prior to the scheduled full review.

Substandard loans, including all impaired business and commercial real estate loans greater than $200 thousand, are reviewed on a quarterly basis by either the Classified Loan Review Committee (for such loans greater than $1 million) or by a senior credit manager (for such loans between $200 thousand and $1 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, and account history. Similar information is also reviewed for all special mention loans greater than $250 thousand and substandard or worse loans greater than $200 thousand and less than $1 million by a Senior Credit Manager. Loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan gradings are appropriate.
Real estate collateral supporting substandard loans greater than $500 thousand are required to have an appraisal or evaluation performed at least every 18 months and real estate collateral supporting substandard loans less than $500 thousand are required to have an appraisal or an evaluation performed at least every 24 months. However, a more current appraisal is obtained prior to these required time frames when it is determined to be appropriate in the judgment of management. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
Among other factors, our quarterly reviews consist of an assessment of the fair value of collateral for all loans reviewed, including collateral dependent impaired loans. During this review process, an internal estimate of collateral value, as of each quarterly review date, is determined utilizing current information such as comparables from more current appraisals in our possession for similar collateral in our portfolio, recent sale information, current rent rolls, operating statements and cash flow information for the specific collateral. Further, we have a Member of the Appraisal Institute (“MAI”) appraiser available on staff for consultation during our quarterly estimation of collateral fair value. This current information is compared to the assumptions made in the most recent appraisal as well as in previous quarters. Quarterly adjustments to the estimated fair value of the collateral are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. Adjustments are made each quarter to the related allowance for credit losses for collateral dependent impaired loans to reflect the change, if any, in the estimated fair value of the collateral less estimated costs to sell as compared to the previous quarter. The determination of the appropriateness of obtaining new appraisals is also specifically addressed in each quarterly review. New appraisals will be obtained prior to the above noted required time frames if it is determined appropriate during these quarterly reviews. Further, our MAI appraiser is available for consultation regarding the need for new appraisals.
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, if impaired, related allowance for credit losses.

The following table presents the activity in our allowance for credit losses for the three months ended March 31 (in thousands):

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for credit losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for credit losses	10,267	2,559	74	—	12,900
Charge-offs	(7,711)	(2,198)	(74)	—	(9,983)
Recoveries	1,388	467	—	—	1,855

Balance at end of period	$92,945	$7,181	$—	$—	$100,126

Allowance for credit losses:
Individually evaluated for impairment	$8,320	$873	$—	$—	$9,193
Collectively evaluated for impairment	84,625	6,308	—	—	90,933

Total	$92,945	$7,181	$—	$—	$100,126

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$69,209	$13,797	$—	$—	$83,006
Collectively evaluated for impairment	5,602,042	2,525,058	—	—	8,127,100
Loans acquired with deteriorated credit quality(1)	—	—	1,567,762	933,375	2,501,137

Total	$5,671,251	$2,538,855	$1,567,762	$933,375	$10,711,243

2010
Allowance for credit losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for credit losses	12,470	661	—	—	13,131
Charge-offs	(11,766)	(908)	—	—	(12,674)
Recoveries	356	372	—	—	728

Balance at end of period	$83,873	$5,615	$—	$—	$89,488

Allowance for credit losses:
Individually evaluated for impairment	$8,126	$20	$—	$—	$8,146
Collectively evaluated for impairment	75,747	5,595	—	—	81,342

Total	$83,873	$5,615	$—	$—	$89,488

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$66,172	$8,590	$—	$—	$74,762
Collectively evaluated for impairment	4,236,316	$2,462,619	—	—	6,698,935
Loans acquired with deteriorated credit quality(1)	—	—	579,986	54,523	634,509

Total	$4,302,488	$2,471,209	$579,986	$54,523	$7,408,206

(1)	Includes all loans acquired subsequent to January 1, 2009.

The following table details our net charge-offs by loan category for the three months ended March 31 (in thousands):

	2011		2010
	Net	Percent of	Net	Percent of
	charge-offs	average loans	charge-offs	average loans
Commercial:
Real estate	$2,006	0.18%	$4,275	0.56%
Business	4,391	0.68%	7,135	1.69%

Total commercial	6,397	0.37%	11,410	0.96%

Residential real estate	662	0.15%	56	0.01%
Home equity	781	0.21%	162	0.09%
Other consumer	288	0.43%	318	0.69%

	$8,128	0.31%	$11,946	0.66%

The following table presents our nonaccruing loans and nonperforming assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2011	2010
Nonaccruing loans:
Commercial:
Commercial real estate:
Acquisition and development	$1,693	$1,870
Multifamily	553	3,075
Investment real estate	20,895	24,536
Owner occupied	14,205	14,584

Total commercial real estate	37,346	44,065
Business	24,823	25,819

Total commercial	62,169	69,884

Consumer:
Residential real estate	13,433	14,461
Home equity	4,467	4,604
Other consumer	299	374

Total consumer	18,199	19,439

Total	$80,368	$89,323
Real estate owned	6,955	8,647

Total nonperforming assets (1)	$87,323	$97,970

Loans 90 days past due and still accruing interest(2)	$62,942	$58,097

Total nonperforming assets as a percentage of total assets	0.41%	0.46%

Total nonaccruing loans as a percentage of total loans	0.75%	0.85%

Allowance for credit losses to nonaccruing loans	124.6%	106.8%

(1)	Nonperforming assets do not include $27 million and $22 million of performing renegotiated loans that are accruing interest at March 31, 2011 and December 31, 2010, respectively.

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

The following table contains an aging analysis of our loans by class at March 31, 2011 (in thousands):

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
March 31, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,547	$1,547	$107,667	$109,214	—
Multifamily	—	—	328	328	1,039,467	1,039,795	—
Investment real estate	258	148	15,269	15,675	1,433,904	1,449,579	—
Owner occupied	2,780	—	6,813	9,593	889,299	898,892	—

Total commercial real estate	3,038	148	23,957	27,143	3,470,337	3,497,480	—
Business	4,808	444	6,957	$12,209	2,161,562	2,173,771	—

Total commercial	7,846	592	30,914	39,352	5,631,899	5,671,251	—

Consumer:
Residential real estate	4,674	3,827	12,059	$20,560	1,430,544	1,451,104	—
Home equity	2,159	1,701	4,394	8,254	934,357	942,611	—
Other consumer	923	300	276	1,499	143,641	145,140	—

Total consumer	7,756	5,828	16,729	30,313	2,508,542	2,538,855	—

Total	$15,602	$6,420	$47,643	$69,665	$8,140,441	$8,210,106	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$582	$—	$2,792	$3,374	$15,547	$18,921	$2,792
Multifamily	278	—	84	362	75,565	75,927	84
Investment real estate	4,801	557	25,391	30,749	393,861	424,610	25,391
Owner occupied	2,784	4,255	8,278	15,317	509,484	524,801	8,278

Total commercial real estate	8,445	4,812	36,545	49,802	994,457	1,044,259	36,545
Business	1,313	1,156	7,172	$9,641	513,862	523,503	7,172

Total commercial	9,758	5,968	43,717	59,443	1,508,319	1,567,762	43,717

Consumer:
Residential real estate	5,546	5,172	5,418	$16,136	234,304	250,440	$5,418
Home equity	4,337	3,067	12,208	19,612	545,069	564,681	12,208
Other consumer	1,859	926	1,599	4,384	113,870	118,254	1,599

Total consumer	11,742	9,165	19,225	40,132	893,243	933,375	19,225

Total	$21,500	$15,133	$62,942	$99,575	$2,401,562	$2,501,137	$62,942

The following table contains an aging analysis of our loans by class at December 31, 2010 (in thousands):

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	$5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents additional information about the credit quality of our commercial loan portfolio at the dates indicated (in thousands):

	Commercial real estate
	Acquisition and		Investment	Owner			Percent
	development	Multifamily	real estate	occupied	Business	Total	of Total
March 31, 2011
Legacy loans:
Pass	$3,759	$1,012,072	$1,258,844	$806,620	$1,965,956	$5,047,251	89.0%
Criticized:(1)
Accrual	103,762	27,170	169,840	78,067	182,992	561,831	9.9%
Nonaccrual	1,693	553	20,895	14,205	24,823	62,169	1.1%

Total criticized	105,455	27,723	190,735	92,272	207,815	624,000	11.0%

Total	$109,214	$1,039,795	$1,449,579	$898,892	$2,173,771	$5,671,251	100.0%

Acquired loans:

Pass	$1,727	$69,720	$336,378	$427,404	$436,803	$1,272,032	81.1%
Criticized:(1)
Accrual	17,194	6,207	88,232	97,397	86,700	295,730	18.9%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	17,194	6,207	88,232	97,397	86,700	295,730	18.9%

Total	$18,921	$75,927	$424,610	$524,801	$523,503	$1,567,762	100.0%

December 31, 2010
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413	88.9%
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,876	9.8%
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,884	1.3%

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760	11.1%

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173	100.0%

Acquired loans:

Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108	81.9%
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655	18.1%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655	18.1%

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763	100.0%

(1)
Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(2)
Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

Borrower FICO scores are a credit quality indicator that provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and are presented in the table below at the dates indicated (in thousands):

	Residential	Home	Other		Percent
	real estate	equity	consumer	Total	of Total
March 31, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,115,759	$720,454	$72,157	$1,908,370	75.1%
660-700	147,827	115,514	21,518	284,859	11.2%
620-660	67,863	47,377	13,170	128,410	5.1%
580-620	41,054	21,342	6,861	69,257	2.7%
Less than 580	64,376	32,899	10,892	108,167	4.3%
No score	14,225	5,025	20,542	39,792	1.6%

Total	$1,451,104	$942,611	$145,140	$2,538,855	100.0%

Acquired loans by refreshed FICO score:
Over 700	$130,296	$376,252	$50,945	$557,493	59.7%
660-700	30,476	60,686	17,440	108,602	11.6%
620-660	15,596	31,087	9,423	56,106	6.0%
580-620	14,858	22,351	5,529	42,738	4.6%
Less than 580	23,730	48,095	9,987	81,812	8.8%
No score	35,484	26,210	24,930	86,624	9.3%

Total	$250,440	$564,681	$118,254	$933,375	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9%
620-660	73,488	45,887	13,242	132,617	5.3%
580-620	40,409	20,530	7,673	68,612	2.7%
Less than 580	67,096	32,867	11,320	111,283	4.5%
No score	15,643	7,081	21,956	44,680	1.8%

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4%
620-660	15,272	34,267	9,253	58,792	5.9%
580-620	17,482	26,287	5,516	49,285	5.0%
Less than 580	22,859	46,528	11,511	80,898	8.2%
No score	39,825	28,526	25,857	94,208	9.5%

Total	$265,125	$600,853	$124,978	$990,956	100.0%

Although the economy in Upstate New York weathered the deteriorating credit conditions fairly well in comparison to other geographic areas, a slower real estate market finally permeated the region during 2010, which resulted in increases throughout 2010 in both our nonaccruing loans and net charge-offs. The credit environment in the first quarter of 2011, while showing signs of economic recovery, remains largely the same as the environment in late 2010. Our allowance for credit losses increased $5 million from December 31, 2010 to $100 million at March 31, 2011 as our provision for credit losses of $13 million exceeded our net charge-offs of $8 million. The ratio of our allowance for credit losses to total loans of 0.93% at March 31, 2011 remained stable compared to 0.91% at December 31, 2010.
While challenges in the credit environment continue, we also saw signs of improvement during the first quarter of 2011. Our annualized net charge-off ratio decreased to 0.31% at March 31, 2011 compared to the same measure of 0.49% for the quarter ending December 31, 2010. Our nonaccruing loans decreased to 0.75% of total loans at March 31, 2011 from 0.85% at December 31, 2010, primarily due to decrease in nonaccruing loans. The decreases in these metrics provide a contrast to the trends experienced throughout most of 2010; however, the natures of the metrics often lead to volatility on a quarter over quarter basis and sustained improvement has yet to be seen.
Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) remained unchanged since December 31, 2010 at $55 million at March 31, 2011. Of these balances, $27 million and $22 million were accruing interest at March 31, 2011 and December 31, 2010, respectively. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for six consecutive payments.

Certain pass-graded commercial loans may have repayment dates extended at or near original maturity dates in the normal course of business. When such extensions are considered to be concessions and provided as a result of the financial distress of the borrower, these loans are classified as TDRs and considered to be impaired. However, if such extensions or other modifications at or near the original maturity date or at any time during the life of a loan are not made as a result of financial distress related to the borrower, such a loan would not be classified as a TDR or as an impaired loan. Repayment extensions typically provided in a TDR are for periods of greater than six months. When providing loan modifications because of the financial distress of the borrowers, we consider that, after the modification, the borrower would be in a better position to continue with the payment of principal and interest. While such loans may be collateralized, they are not typically considered to be collateral dependent.
Residential Mortgage Banking
We often originate and sell residential mortgage loans with servicing retained. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.
As is customary in the mortgage banking industry, we have made certain representations and warranties related to the sale of residential mortgage loans and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral. At March 31, 2011 our liability of $4 million for repurchase obligations on our serviced loan portfolio remained unchanged from December 31, 2010.
We had $3 million and $2 million in serviced loans in foreclosure at March 31, 2011 and December 31, 2010, respectively. The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	March 31, 2011	December 31, 2010
30 to 59 days past due	0.66%	0.66%
60 to 89 days past due	0.22%	0.26%
Greater than 90 days past due	0.45%	0.48%

Total past due loans	1.33%	1.40%

Investments
We have assessed our securities that were in an unrealized loss position at March 31, 2011 and December 31, 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
All of our non-agency collateralized mortgage obligations carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. These securities were purchased based on the underlying loan characteristics such as LTV ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security such as credit rating, delinquency and foreclosure levels, credit enhancement, projected collateral losses, and the level of credit loss and coverage are reviewed regularly by management. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. When the level of credit loss coverage for an individual security significantly deteriorates, we expand our analysis of the security to include detailed cash flow projections based upon credit characteristics and prepayment assumptions. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings.
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
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest payments we receive from our investment and loan portfolios, short and long-term borrowings, as well as purchasing short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $3.0 billion and $1.5 billion outstanding at March 31, 2011, respectively.
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
We have a total borrowing capacity of up to $7.7 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $3.8 billion was available as of March 31, 2011.
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At March 31, 2011, we had outstanding unfunded commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $3.5 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $2.1 billion at March 31, 2011 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $1.0 billion at March 31, 2011 and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $246 million at March 31, 2011 and generally have an expiration period of less than two years. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements are likely to be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in the issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rates on residential mortgage loans sold which results in monthly service fee income. We were committed to sell $92 million in residential mortgages at March 31, 2011.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at March 31, 2011 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through	After five
	year	five years	years	Total
Commercial:
Real estate	$1,650,607	$2,137,013	$372,739	$4,160,359
Construction	312,936	37,325	31,119	381,380
Business	2,141,148	475,839	80,287	2,697,274

Total commercial	4,104,691	2,650,177	484,145	7,239,013

Residential real estate	426,930	436,979	837,635	1,701,544
Home equity	869,202	178,518	459,572	1,507,292
Other consumer	129,808	68,203	65,383	263,394

Total loans and leases	$5,530,631	$3,333,877	$1,846,735	$10,711,243

For the loans reported in the preceding table, the following sets forth at March 31, 2011, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2012 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,270,166	$1,239,586	$2,509,752
Construction	53,679	14,765	68,444
Business	478,641	77,485	556,126

Total commercial	1,802,486	1,331,836	3,134,322

Residential real estate	1,212,737	61,877	1,274,614
Home equity	638,090	—	638,090
Other consumer	133,586	—	133,586

Total loans and leases	$3,786,899	$1,393,713	$5,180,612

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
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (1) employing interest rate swaps (2) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (3) selling the majority of 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (4) investing in securities with strong cash flows which position us for increases in market interest rates; (5) growing core deposits; and (6) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.
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

	Calculated decrease at March 31, 2011
	Net interest
Changes in interest rates(1)	income	% Change

+200 basis points(2)	$(8,172)	-(1.2)%
+100 basis points	(5,073)	(0.7)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at March 31, 2011, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

(2)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.
Impact of New Accounting Standards
In April 2011, the Financial Accounting Standards Board (the “FASB”) released new guidance to develop consistent standards for creditors to use in their determination of whether a loan modification represents a troubled debt restructuring. Specifically, creditors are precluded from utilizing the borrower’s effective rate test to evaluate whether a concession is granted and clarifies the guidance for determining if a borrower is experiencing financial difficulty. In particular, it specifies that a borrower that is not in default may still be considered to be experiencing financial difficulty. This guidance will become effective for us in the third quarter and applied retrospectively to the beginning of 2011. We are still assessing the impact of this standard on our consolidated financial statements.
Also in April 2011, the FASB released amended guidance to improve the accounting for repurchase transactions by amending the “effective control” criteria for transactions involving repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The revised guidance removes the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by a transferee, from the assessment of effective control. As a result, the level of cash collateral received by the transferor in a repo or other similar agreement is no longer relevant in determining if a transfer should be accounted for as a sale. This guidance is to be applied prospectively upon adoption and will become effective for us in the first quarter of 2012. We do not expect the amended guidance to have a significant impact on our Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding our management of market risk is included in the section entitled “Interest Rate and Market Risk” included within Item 2 of this Form 10-Q.

ITEM 4.	Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2011 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2011.
During the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2010 Annual Report on
Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.
b)	Not applicable.
c)	We did not repurchase any shares of our common stock during the first quarter of 2011.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 5.	Other Information
(a)	Not applicable.
(b)	Not applicable.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

Exhibits

10.1	Gregory W. Norwood offer letter, dated April 4, 2011

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(1)

(1)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: May 10, 2011	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)