Form 10-Q
period 2011-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2011-08-08
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of August 5, 2011, there were issued and outstanding 294,871,523 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and cash equivalents	$318,820	$213,820
Investment securities:
Available for sale, at fair value (amortized cost of $8,053,750 and $7,175,442 in 2011 and 2010; includes pledged securities that can be sold or repledged of $4,049,300 and $4,052,259 in 2011 and 2010)	8,219,695	7,289,455
Held to maturity, at amortized cost (fair value of $2,992,924 and $1,043,803 in 2011 and 2010; includes pledged securities that can be sold or repledged of $2,799,370 in 2011)	2,939,933	1,025,724
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	305,241	183,800
Loans held for sale	51,141	37,977
Loans and leases (net of allowance for loan losses of $107,028 and $95,354 in 2011 and 2010)	16,062,197	10,388,060
Bank owned life insurance	378,241	230,718
Premises and equipment, net	292,778	217,555
Goodwill	1,719,208	1,023,977
Core deposit and other intangibles, net	110,504	90,167
Other assets	491,888	382,600

Total assets	$30,889,646	$21,083,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$18,900,495	$13,148,844
Short-term borrowings	1,466,745	1,788,566
Long-term borrowings	6,134,181	3,104,908
Other	395,390	276,465

Total liabilities	26,896,811	18,318,783

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 309,090,281 and 215,105,566 shares issued in 2011 and 2010	3,091	2,151
Additional paid-in capital	3,758,215	2,430,571
Retained earnings	353,387	376,670
Accumulated other comprehensive income	89,542	57,871
Common stock held by employee stock ownership plan, 2,488,277 and 2,621,978 shares in 2011 and 2010	(19,907)	(20,758)
Treasury stock, at cost, 13,844,897 and 5,993,906 shares in 2011 and 2010	(191,493)	(81,435)

Total stockholders’ equity	3,992,835	2,765,070

Total liabilities and stockholders’ equity	$30,889,646	$21,083,853

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans and leases	$184,341	$133,564	$316,458	$230,144
Investment securities and other	93,029	61,565	169,796	109,488

Total interest income	277,370	195,129	486,254	339,632

Interest expense:
Deposits	21,324	20,698	36,945	35,081
Borrowings	25,609	19,673	46,004	35,624

Total interest expense	46,933	40,371	82,949	70,705

Net interest income	230,437	154,758	403,305	268,927
Provision for credit losses	17,307	11,000	30,207	24,131

Net interest income after provision for credit losses	213,130	143,758	373,098	244,796

Noninterest income:
Banking services	24,613	21,529	43,619	37,536
Insurance commissions	17,044	12,768	32,799	24,931
Wealth management services	7,883	5,711	14,617	8,959
Mortgage banking	3,386	1,626	4,649	2,858
Lending and leasing	2,811	2,510	6,574	4,554
Bank owned life insurance	3,055	1,976	5,085	3,200
Other	2,103	(70)	5,626	960

Total noninterest income	60,895	46,050	112,969	82,998

Noninterest expense:
Salaries and employee benefits	90,192	64,081	163,968	112,318
Occupancy and equipment	18,952	13,422	35,149	23,329
Technology and communications	13,929	11,403	26,800	20,052
Marketing and advertising	3,880	7,691	6,572	9,223
Professional services	9,138	4,054	15,177	6,564
Amortization of intangibles	6,573	5,311	12,062	8,558
Federal deposit insurance premiums	6,267	4,959	12,462	8,422
Merger and acquisition integration expenses	76,828	35,837	83,004	42,069
Restructuring charges	11,656	—	12,712	—
Other	17,726	11,445	32,385	20,850

Total noninterest expense	255,141	158,203	400,291	251,385

Income before income taxes	18,884	31,605	85,776	76,409
Income tax expense	5,334	11,602	27,308	27,507

Net income	$13,550	$20,003	$58,468	$48,902

Earnings per share:
Basic	$0.05	$0.10	$0.24	$0.25
Diluted	$0.05	$0.10	$0.24	$0.25

Weighted average common shares outstanding:
Basic	281,496	203,962	244,018	194,594
Diluted	282,420	204,402	244,914	195,082

Dividends per common share	$0.16	$0.14	$0.32	$0.28
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$13,550	$20,003	$58,468	$48,902

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	42,817	74,452	36,020	100,216
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the period	—	—	(3,956)	—

	42,817	74,452	32,064	100,216

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains on securities transferred during the period	—	—	3,956	—
Less: amortization of net unrealized holding gains to income during the period	(407)	—	(407)	—

	(407)	—	3,549	—

Net unrealized (losses) gains on interest rate swaps designated as cash flow hedges arising during the period	(6,065)	161	(4,501)	170

Amortization of net loss (gain) related to pension and post-retirement plans	356	(198)	559	(42)

Total other comprehensive income	36,701	74,415	31,671	100,344

Total comprehensive income	$50,251	$94,418	$90,139	$149,246

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	income	ESOP	stock	Total
Balances at January 1, 2011	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070

Net income	—	—	58,468	—	—	—	58,468
Total other comprehensive income, net	—	—	—	31,671	—	—	31,671
Purchases of treasury stock (8,666,000 shares)	—	—	—	—	—	(121,137)	(121,137)
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	940	1,330,612	—	—	—	—	1,331,552
ESOP shares committed to be released (133,701 shares)	—	630	—	—	851	—	1,481
Stock-based compensation expense	—	3,760	—	—	—	—	3,760
Excess tax benefit from stock-based compensation	—	490	—	—	—	—	490
Exercise of stock options and restricted stock activity (815,009 shares)	—	(7,848)	(660)	—	—	11,079	2,571
Common stock dividends of $0.32 per share	—	—	(81,091)	—	—	—	(81,091)

Balances at June 30, 2011	$3,091	$3,758,215	$353,387	$89,542	$(19,907)	$(191,493)	$3,992,835

Balances at January 1, 2010	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661

Net income	—	—	48,902	—	—	—	48,902
Total other comprehensive income, net	—	—	—	100,344	—	—	100,344
Common stock issued for the acquisition of Harleysville National Corporation (20,295,305 shares)	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	(614)	—	—	—	—	(614)
ESOP shares committed to be released (131,435 shares)	—	647	—	—	839	—	1,486
Stock-based compensation expense	—	2,646	—	—	—	—	2,646
Excess tax benefit from stock-based compensation	—	892	—	—	—	—	892
Exercise of stock options and restricted stock activity (529,869 shares)	—	(4,182)	(1,866)	—	—	7,141	1,093
Common stock dividends of $0.28 per share	—	—	(54,848)	—	—	—	(54,848)

Balances at June 30, 2010	$2,151	$2,427,285	$345,136	$102,858	$(21,543)	$(82,422)	$2,773,465

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$58,468	$48,902
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fees and discounts, net	(1,101)	(6,227)
Provision for credit losses	30,207	24,131
Depreciation of premises and equipment	15,555	9,805
Amortization of intangibles	12,062	8,558
Origination of loans held for sale	(260,700)	(253,523)
Proceeds from sales of loans held for sale	247,839	209,820
ESOP and stock based-compensation expense	5,241	4,132
Deferred income tax expense	10,790	20,262
Other, net	23,684	10,853

Net cash provided by operating activities	142,045	76,713

Cash flows from investing activities:
Proceeds from sales of securities available for sale	493,738	121,524
Proceeds from maturities of securities available for sale	134,506	314,431
Principal payments received on securities available for sale	598,301	409,737
Purchases of securities available for sale	(1,322,486)	(2,420,695)
Principal payments received on securities held to maturity	161,565	100,396
Purchases of securities held to maturity	(93,082)	(51,752)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(620)	(43,954)
Net increase in loans and leases	(582,008)	(46,442)
Acquisitions, net of cash and cash equivalents	(51,344)	1,148,646
Purchases of premises and equipment	(28,390)	(21,885)
Other, net	(8,636)	3,034

Net cash used in investing activities	(698,456)	(486,960)

Cash flows from financing activities:
Net increase in deposits	455,262	101,190
Repayments of short-term borrowings, net	(12,379)	(338,307)
Proceeds from long-term borrowings	550,943	946,534
Repayments of long-term borrowings	(135,832)	(150,000)
Purchases of treasury stock	(121,137)	—
Proceeds from exercise of stock options	5,140	1,216
Excess tax benefit from stock-based compensation	490	892
Dividends paid on common stock	(81,076)	(54,841)

Net cash provided by financing activities	661,411	506,684

Net increase in cash and cash equivalents	105,000	96,437

Cash and cash equivalents at beginning of period	213,820	236,268

Cash and cash equivalents at end of period	$318,820	$332,705

Supplemental disclosures
Cash paid during the period for:
Income taxes	$57,737	$30,078
Interest expense	101,314	64,301

Acquisition of noncash assets and liabilities:
Assets acquired	9,062,211	4,146,768
Liabilities assumed	7,679,315	4,995,993
Other noncash activity:
Securities available for sale purchased not settled	25,737	40,394
Securities transferred from available for sale to held to maturity (at fair value)	1,994,193	—
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. Results for the six months ended June 30, 2011 do not necessarily reflect the results that may be expected for the year ending December 31, 2011. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
Note 1. Acquisitions
NewAlliance Bancshares, Inc.
On April 15, 2011, the Company acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, for total consideration of $1.5 billion, and thereby acquired NewAlliance Bank’s 88 branch locations across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. The merger with NewAlliance enabled us to expand into the New England market, improve our core deposit base, and add additional scale in our banking operations. The results of NewAlliance’s operations are included in our Consolidated Statements of Income from the date of acquisition.
Under the terms of the merger agreement, as amended, each outstanding share of NewAlliance stock was converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof. As a result, NewAlliance stockholders received 94 million shares of Company common stock, valued at $1.3 billion, based on the $14.00 closing price of the Company’s stock on April 15, 2011, and cash consideration of $199 million. Also under the terms of the merger agreement, NewAlliance employees became 100% vested in any NewAlliance stock options they held and these options converted into options to purchase Company common stock. These options had a fair value of $16 million on the date of acquisition.

The results of NewAlliance’s operations are included in our Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$1,315,786
Cash payments to NewAlliance stockholders	198,681
Fair value of NewAlliance employee stock options	15,766

Total consideration paid	1,530,233

Recognized amounts of identifiable assets acquired and (liablities assumed), at fair value:
Cash and cash equivalents	$126,322
Investment securities available for sale	2,759,329
Loans	5,113,195
Federal Home Loan Bank common stock	120,820
Bank owned life insurance	137,359
Premises and equipment	65,306
Core deposit intangible	23,800
Other assets	172,111
Deposits	(5,312,265)
Borrowings	(2,299,321)
Other liabilities	(64,142)

Total identifiable net assets	842,514

Goodwill	$687,719

The above recognized amounts of loans, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment but actual amounts are not expected to differ materially from those shown.
We estimated the fair value of loans acquired from NewAlliance by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of NewAlliance’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.
Information about the acquired NewAlliance loan portfolio as of April 15, 2011 is as follows:

Contractually required principal and interest at acquisition	$6,472,506
Contractual cash flows not expected to be collected (nonaccretable discount)	(212,724)

Expected cash flows at acquisition	6,259,782
Interest component of expected cash flows (accretable discount)	(1,146,587)

Fair value of acquired loans	$5,113,195

The core deposit intangible asset recognized as part of the NewAlliance merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is not deductible for tax purposes.
The fair value of savings and transaction deposit accounts acquired from NewAlliance was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.
The fair value of borrowings, which was largely comprised of FHLB advances, was determined by obtaining settlement quotes from the FHLB.

Direct costs related to the NewAlliance acquisition were expensed as incurred and amounted to $82.3 million for the six months ended June 30, 2011. Severance costs comprised more than half of these merger and acquisition integration expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses.
The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2011 under the column “Actual from acquisition date through June 30, 2011”. These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2010 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $82.3 million related to the NewAlliance merger that we incurred during the six months ended June 30, 2011 are not reflected in the unaudited pro forma amounts. Merger and acquisition integration costs of $42.1 million related to our April 9, 2010 merger with Harleysville National Corporation that we incurred during the six months ended June 30, 2010 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2010. Cost savings are also not reflected in the unaudited pro forma amounts for the six months ended June 30, 2011 and 2010.

	Actual from acquisition	Pro forma
	date through	Six months ended June 30,
	June 30, 2011	2011	2010
Net interest income	$57,086	$472,873	$389,289
Noninterest income	9,883	125,581	114,283
Net income	19,122	127,644	108,274

Pro forma earnings per share:
Basic		$0.47	$0.44
Diluted		0.47	0.44
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

The results of Harleysville’s operations are included in our Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

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

We estimated the fair value for most loans acquired from Harleysville by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Harleysville’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.
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

Direct costs related to the Harleysville acquisition were expensed as incurred and amounted to $42.1 million during the six months ended June 30, 2010. These merger and acquisition integration expenses included salaries and benefits, technology and communications, occupancy and equipment, marketing and advertising, professional services, a contribution to First Niagara Bank Foundation to support charitable giving in Eastern Pennsylvania where the Harleysville branches are located, and other noninterest expenses.
The following table presents financial information regarding the former Harleysville operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2010. The amounts presented do not include merger and acquisition integration expenses. The following table also presents unaudited pro forma information as if the acquisition of Harleysville had occurred on January 1, 2010. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2010. Cost savings are also not reflected in the unaudited pro forma amounts.

	Actual from acquisition	Pro forma
	date through	Six months ended
	June 30, 2010	June 30, 2010
Net interest income	$42,805	$308,606
Noninterest income	8,360	96,313
Net income	14,988	44,002

Pro forma earnings per share:
Basic		$0.21
Diluted		0.21
HSBC Bank Branches
On July 30, 2011, First Niagara Bank, N.A., entered into an Agreement with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire, after estimated divestitures, approximately $11.0 billion of deposit liabilities and approximately $2.0 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67% (the “Acquisition”). At closing, the Bank will not receive any loans greater than 60 days delinquent. The Bank will also acquire certain wealth management relationships, and approximately $4.3 billion of assets under management of such relationships, of HSBC Securities (USA) Inc. The Acquisition, which is expected to close in the first half of 2012, is subject to receipt of all required governmental approvals, including anti-competition approvals (or expirations of waiting periods).
Other
As part of our plan to enhance our risk management operations, workforce, and products and services to benefit customers in our newly added New England market, on April 14, 2011, we acquired Pierson & Smith, an insurance brokerage, consulting and third party administration firm in Norwalk, Connecticut. Further, we acquired several insurance agencies in 2010. In August 2010, we acquired RTI Insurance Services, Inc. and Three Rivers Financial Services, Inc., in November 2010, we acquired Summit Insurance Group Inc. and Summit Benefits, LLC, and in December 2010, we acquired Banyan Consulting, LLC. These acquisitions, either individually or in the aggregate, did not have a material impact on our consolidated financial condition or operations.

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$676,306	$11,899	$(471)	$687,734
U.S. government agencies	5,819	5	(9)	5,815
U.S. government sponsored enterprises	628,481	10,406	(303)	638,584
Corporate	207,546	1,684	(665)	208,565
Trust preferred securities	29,677	497	(1,272)	28,902

Total debt securities	1,547,829	24,491	(2,720)	1,569,600

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	104,221	2,895	—	107,116
Federal National Mortgage Association	868,595	13,152	(84)	881,663
Federal Home Loan Mortgage Corporation	755,796	10,101	(55)	765,842

Collateralized mortgage obligations:
Government National Mortgage Association	2,679,306	86,568	(163)	2,765,711
Federal National Mortgage Association	730,942	14,306	(1,002)	744,246
Federal Home Loan Mortgage Corporation	734,082	13,949	(191)	747,840
Non-agency issued	128,110	1,621	(1,000)	128,731

Total collateralized mortgage obligations	4,272,440	116,444	(2,356)	4,386,528

Total residential mortgage-backed securities	6,001,052	142,592	(2,495)	6,141,149

Commercial mortgage-backed securities:
Non-agency issued	473,892	4,938	(978)	477,852

Total mortgage-backed securities	6,474,944	147,530	(3,473)	6,619,001
Asset-backed securities	128	—	(6)	122
Other	30,849	202	(79)	30,972

Total securities available for sale	$8,053,750	$172,223	$(6,278)	$8,219,695

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,838	$85	$(5)	$6,918
Federal National Mortgage Association	18,267	244	—	18,511
Federal Home Loan Mortgage Corporation	15,965	278	—	16,243

Collateralized mortgage obligations:
Government National Mortgage Association	2,035,392	37,128	(1,576)	2,070,944
Federal National Mortgage Association	244,632	6,868	(280)	251,220
Federal Home Loan Mortgage Corporation	618,839	12,958	(2,709)	629,088

Total collateralized mortgage obligations	2,898,863	56,954	(4,565)	2,951,252

Total securities held to maturity	$2,939,933	$57,561	$(4,570)	$2,992,924

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$4,631	$(3,175)	$597,434
U.S. government sponsored enterprises	184,569	3,751	(1,113)	187,207
Corporate	123,475	166	(2,525)	121,116

Total debt securities	904,022	8,548	(6,813)	905,757

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	75,874	1,916	—	77,790
Federal National Mortgage Association	167,355	5,788	(4)	173,139
Federal Home Loan Mortgage Corporation	121,785	4,381	(7)	126,159

Collateralized mortgage obligations:
Government National Mortgage Association	4,462,585	95,351	(9,019)	4,548,917
Federal National Mortgage Association	561,430	14,342	(2,742)	573,030
Federal Home Loan Mortgage Corporation	544,447	11,248	(9,543)	546,152
Non-agency issued	150,243	2,056	(1,525)	150,774

Total collateralized mortgage obligations	5,718,705	122,997	(22,829)	5,818,873

Total residential mortgage-backed securities	6,083,719	135,082	(22,840)	6,195,961

Commercial mortgage-backed securities:
Non-agency issued	162,669	—	—	162,669

Total mortgage-backed securities	6,246,388	135,082	(22,840)	6,358,630
Asset-backed securities	2,755	—	(24)	2,731
Other	22,277	136	(76)	22,337

Total securities available for sale	$7,175,442	$143,766	$(29,753)	$7,289,455

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$497,310	$12,443	$(4,095)	$505,658
Federal National Mortgage Association	244,664	5,857	(960)	249,561
Federal Home Loan Mortgage Corporation	283,750	7,580	(2,746)	288,584

Total securities held to maturity	$1,025,724	$25,880	$(7,801)	$1,043,803

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$72,969	$(467)	$1,597	$(4)	$74,566	$(471)
U.S. government agencies	—	—	2,276	(9)	2,276	(9)
U.S. government sponsored enterprises	64,633	(303)	—	—	64,633	(303)
Corporate	50,687	(665)	—	—	50,687	(665)
Trust preferred securities	16,856	(526)	900	(746)	17,756	(1,272)

Total debt securities	205,145	(1,961)	4,773	(759)	209,918	(2,720)

Mortgage-backed securities:

Residential mortgage-backed securities:
Federal National Mortgage Association	37,026	(84)	—	—	37,026	(84)
Federal Home Loan Mortgage Corporation	20,191	(55)	—	—	20,191	(55)

Collateralized mortgage obligations:
Government National Mortgage Association	18,531	(163)	—	—	18,531	(163)
Federal National Mortgage Association	102,553	(1,002)	—	—	102,553	(1,002)
Federal Home Loan Mortgage Corporation	95,242	(191)	—	—	95,242	(191)
Non-agency issued	30,923	(397)	15,224	(603)	46,147	(1,000)

Total collateralized mortgage obligations	247,249	(1,753)	15,224	(603)	262,473	(2,356)

Total residential mortgage-backed securities	304,466	(1,892)	15,224	(603)	319,690	(2,495)

Commercial mortgage-backed securities:
Non-agency issued	128,605	(978)	—	—	128,605	(978)

Total mortgage-backed securities	433,071	(2,870)	15,224	(603)	448,295	(3,473)

Asset-backed securities	—	—	122	(6)	122	(6)
Other	3,216	(79)	—	—	3,216	(79)

Total securities available for sale in an unrealized loss position	$641,432	$(4,910)	$20,119	$(1,368)	$661,551	$(6,278)

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$2,236	$(5)	$—	$—	$2,236	$(5)
Collateralized mortgage obligations:
Government National Mortgage Association	165,610	(1,576)	—	—	165,610	(1,576)
Federal National Mortgage Association	24,173	(280)	—	—	24,173	(280)
Federal Home Loan Mortgage Corporation	95,504	(2,709)	—	—	95,504	(2,709)

Total securities held to maturity in an unrealized loss position	$287,523	$(4,570)	$—	$—	$287,523	$(4,570)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$209,984	$(3,175)	$—	$—	$209,984	$(3,175)
U.S. government sponsored enterprises	52,467	(1,113)	—	—	52,467	(1,113)
Corporate	96,222	(1,669)	785	(856)	97,007	(2,525)

Total debt securities	358,673	(5,957)	785	(856)	359,458	(6,813)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	798	(4)	—	—	798	(4)
Federal Home Loan Mortgage Corporation	447	(7)	—	—	447	(7)

Collateralized mortgage obligations:
Government National Mortgage Association	473,275	(9,019)	—	—	473,275	(9,019)
Federal National Mortgage Association	38,640	(2,742)	—	—	38,640	(2,742)
Federal Home Loan Mortgage Corporation	148,911	(9,543)	—	—	148,911	(9,543)
Non-agency issued	37,352	(294)	20,923	(1,231)	58,275	(1,525)

Total collateralized mortgage obligations	698,178	(21,598)	20,923	(1,231)	719,101	(22,829)

Total mortgage-backed securities	699,423	(21,609)	20,923	(1,231)	720,346	(22,840)

Asset-backed securities	—	—	2,731	(24)	2,731	(24)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$1,061,290	$(27,642)	$24,439	$(2,111)	$1,085,729	$(29,753)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$72,842	$(4,095)	$—	$—	$72,842	$(4,095)
Federal National Mortgage Association	24,292	(960)	—	—	24,292	(960)
Federal Home Loan Mortgage Corporation	47,254	(2,746)	—	—	47,254	(2,746)

Total securities held to maturity in an unrealized loss position	$144,388	$(7,801)	$—	$—	$144,388	$(7,801)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
As of June 30, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. At March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity. The transferred securities were primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued by the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”), and had net unrealized gains, net of tax, of $4 million on the date of transfer, which will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities.
At June 30, 2011, of the 22 non-agency CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 22 non-agency CMOs in an unrealized loss position, eight were in a continuous unrealized loss position for 12 months or more. We have assessed these securities in an unrealized loss position at June 30, 2011 and December 31, 2010 and determined that the declines in fair value below amortized cost were temporary.

Scheduled contractual maturities of our investment securities at June 30, 2011 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$123,193	$123,720
After one year through five years	622,812	634,249
After five years through ten years	733,921	743,907
After ten years	67,903	67,724

Total debt securities	1,547,829	1,569,600

Mortgage-backed securities	9,414,877	9,611,925
Asset-backed securities	128	122
Other	30,849	30,972

	$10,993,683	$11,212,619

While the contractual maturities of our mortgage-backed securities, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed, asset-backed, and other securities that we own. The duration of our securities available for sale increased to 3.95 years at June 30, 2011 from 3.73 years at December 31, 2010 as a result of an increase in yield volatility and an increase in the weighted average life of our portfolio caused by slowing prepayments in our mortgage-backed securities portfolio, which, in turn, extends the life of the bonds.
At March 31, 2011, we transferred $2.0 billion of investment securities from available for sale to held to maturity. The amortized cost, unrealized gains and losses, and fair value of these transferred investment securities immediately prior to the transfer are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Residential mortgage-backed securities:
Government National Mortgage Association	$2,207	$80	$—	$2,287
Federal National Mortgage Association	18,283	318	—	18,601
Federal Home Loan Mortgage Corporation	16,100	496	—	16,596

Collateralized mortgage obligations:
Government National Mortgage Association	1,584,892	26,759	(10,663)	1,600,988
Federal National Mortgage Association	6,792	58	—	6,850
Federal Home Loan Mortgage Corporation	359,539	775	(11,443)	348,871

Total collateralized mortgage obligations	1,951,223	27,592	(22,106)	1,956,709

Total residential mortgage-backed securities	$1,987,813	$28,486	$(22,106)	$1,994,193

Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	June 30,	December 31,
	2011	2010
Commercial:
Real estate	$5,665,992	$3,964,106
Construction	464,309	406,751
Business	3,335,330	2,623,079

Total commercial	9,465,631	6,993,936

Residential real estate	4,270,811	1,692,198
Home equity	2,160,665	1,524,570
Other consumer	272,118	272,710

Total loans and leases	16,169,225	10,483,414

Allowance for loan losses	(107,028)	(95,354)

Total loans and leases, net	$16,062,197	$10,388,060

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

	June 30,	December 31,
	2011	2010
Outstanding principal balance	$7,482,363	$2,750,133
Carrying amount	7,309,530	2,649,719
The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated:

Balance at January 1, 2010	$(79,388)
Harleysville acquisition	(412,702)
Accretion	131,166

Balance at December 31, 2010	(360,924)
NewAlliance acquisition	(1,146,587)
Net reclassifications to non accretable yield	884
Accretion	125,212

Balance at June 30, 2011	$(1,381,415)

During the first quarter of 2011, we refined our process used to estimate the allowance for loan losses by increasing the granularity of historical net loss experience data utilized for both our commercial and consumer portfolio segments.
Prior to the first quarter of 2011, we estimated a portion of the allowance for loan losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance would be enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and grade.
Similarly, in the first quarter of 2011, we improved the nature of historical net loss experience data used to estimate a portion of the allowance for loan losses within our consumer loan portfolio segment. Prior to the first quarter, we estimated losses on our consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. The enhancement in the first quarter provides further granularity by incorporating both loan type and delinquency rate trends into our loss rates. The enhanced approach estimates the inherent loss in the current portfolio based on their loan type and current delinquency status.
We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on our previous approach for either portfolio segment.

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the six months ended June 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for loan losses	22,644	3,813	882	—	27,339
Charge-offs	(15,165)	(4,072)	(882)	—	(20,119)
Recoveries	3,424	1,030	—	—	4,454

Balance at end of period	$99,904	$7,124	$—	$—	$107,028

Allowance for loan losses:
Individually evaluated for impairment	$4,794	$1,716	$—	$—	$6,510
Collectively evaluated for impairment	95,110	5,408	—	—	100,518

Total	$99,904	$7,124	$—	$—	$107,028

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$62,412	$12,459	$—	$—	$74,871
Collectively evaluated for impairment	6,015,626	2,769,198	—	—	8,784,824
Loans acquired with deteriorated credit quality(1)	—	—	3,387,593	3,921,937	7,309,530

Total	$6,078,038	$2,781,657	$3,387,593	$3,921,937	$16,169,225

2010
Allowance for loan losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for loan losses	21,483	2,648	—	—	24,131
Charge-offs	(22,008)	(1,924)	—	—	(23,932)
Recoveries	1,091	816	—	—	1,907

Balance at end of period	$83,379	$7,030	$—	$—	$90,409

Allowance for loan losses:
Individually evaluated for impairment	$9,272	$29	$—	$—	$9,301
Collectively evaluated for impairment	74,107	7,001	—	—	81,108

Total	$83,379	$7,030	$—	$—	$90,409

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$48,986	$10,127	$—	$—	$59,113
Collectively evaluated for impairment	4,458,631	$2,436,848	—	—	6,895,479
Loans acquired with deteriorated credit quality(1)	—	—	1,897,673	1,112,255	3,009,928

Total	$4,507,617	$2,446,975	$1,897,673	$1,112,255	$9,964,520

(1)	Includes all loans acquired subsequent to January 1, 2009.

The following table presents the activity in our allowance for loan losses for the three months ended June 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total

2011
Allowance for loan losses:
Balance at beginning of period	$92,945	$7,181	$—	$—	$100,126
Provision for loan losses	12,377	1,254	808	—	14,439
Charge-offs	(7,454)	(1,874)	(808)	—	(10,136)
Recoveries	2,036	563	—	—	2,599

Balance at end of period	$99,904	$7,124	$—	$—	$107,028

2010
Allowance for loan losses:
Balance at beginning of period	$83,873	$5,615	$—	$—	$89,488
Provision for loan losses	9,013	1,987	—	—	11,000
Charge-offs	(10,242)	(1,016)	—	—	(11,258)
Recoveries	735	444	—	—	1,179

Balance at end of period	$83,379	$7,030	$—	$—	$90,409

As of June 30, 2011, we had a liability for unfunded commitments of $5.8 million, which included $2.9 million in purchase accounting adjustments related to our acquired unfunded commitments. For the three and six months ending June 30, 2011, we recognized a provision for credit loss related to our unfunded commitments of $2.9 million.
As of June 30, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans from our legacy portfolio segment consisted of the following at the dates indicated:

	June 30,	December 31,
	2011	2010
Commercial:
Commercial real estate:
Acquisition and development	$780	$1,870
Multifamily	6,218	3,075
Investment real estate	19,537	24,536
Owner occupied	16,346	14,584

Total commercial real estate	42,881	44,065
Business	20,021	25,819

Total commercial	62,902	69,884

Consumer:
Residential real estate	14,484	14,461
Home equity	4,748	4,605
Other consumer	379	373

Total consumer	19,611	19,439

Total	$82,513	$89,323

The following table details additional information on our nonaccrual loans in our legacy portfolio segment for the six months ending June 30 and our total troubled debt restructurings at June 30:

	2011	2010
Interest income that would have been recorded if nonaccrual loans were performing in accordance with original terms	$2,448	$2,701

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	18,794	19,397
Nonaccrual	32,350	17,641

Total troubled debt restructurings	$51,144	$37,038

The following table details the amount of our legacy impaired loans by class with no related allowance for loan losses, as well as the amount of impaired loans for which there is a related allowance for loan losses as of June 30, 2011 and December 31, 2010. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value.

	June 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
With no related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$636	$636	$—	$311	$311	$—
Multifamily	2,788	4,356	—	2,243	7,783	—
Investment real estate	13,355	20,338	—	7,767	14,442	—
Owner occupied	8,869	9,628	—	4,662	7,315	—

Total commercial real estate	25,648	34,958	—	14,983	29,851	—
Business	12,873	18,170	—	6,154	9,403	—

Total commercial	38,521	53,128	—	21,137	39,254	—
Consumer:
Residential real estate	4	4	—	8,855	8,794	—

Total	$38,525	$53,132	$—	$29,992	$48,048	$—

With a related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$5,820	$5,820	$1,541	$8,012	$8,512	$443
Multifamily	153	3,560	153	388	397	15
Investment real estate	7,434	11,531	256	17,451	21,413	1,786
Owner occupied	5,248	7,268	649	7,365	7,481	1,482

Total commercial real estate	18,655	28,179	2,599	33,216	37,803	3,726
Business	5,236	7,571	2,195	17,388	17,599	1,594

Total commercial	23,891	35,750	4,794	50,604	55,402	5,320
Consumer:
Residential real estate	12,455	12,378	1,716	2,270	2,302	173

Total	$36,346	$48,128	$6,510	$52,874	$57,704	$5,493

Total
Commercial:
Commercial real estate:
Acquisition and development	$6,456	$6,456	$1,541	$8,323	$8,823	$443
Multifamily	2,941	7,916	153	2,631	8,180	15
Investment real estate	20,789	31,869	256	25,218	35,855	1,786
Owner occupied	14,117	16,896	649	12,027	14,796	1,482

Total commercial real estate	44,303	63,137	2,599	48,199	67,654	3,726
Business	18,109	25,741	2,195	23,542	27,002	1,594

Total commercial	62,412	88,878	4,794	71,741	94,656	5,320
Consumer:
Residential real estate	12,459	12,382	1,716	11,125	11,096	173

Total	$74,871	$101,260	$6,510	$82,866	$105,752	$5,493

At June 30, 2011 and December 31, 2010, nonaccrual loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest due to the satisfactory performance of the borrowers under the restructured terms of the loans. Also contributing to the difference are nonaccrual commercial loans less than $200 thousand and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
June 30, 2011:
Nonaccrual loans	$62,902	$19,611	$82,513
Plus: Accruing TDRs	7,885	10,909	18,794
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(8,375)	(18,061)	(26,436)

Total impaired loans	$62,412	$12,459	$74,871

December 31, 2010:
Nonaccrual loans	$69,884	$19,439	$89,323
Plus: Accruing TDRs	10,713	10,894	21,607
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(8,856)	(19,208)	(28,064)

Total impaired loans	$71,741	$11,125	$82,866

The following table details the average recorded investment and interest income recognized for our impaired loans for the six months ended June 30:

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Commercial:
Commercial real estate:
Acquisition and development	$7,290	$58	$8,890	$198
Multifamily	2,935	67	1,808	—
Investment real estate	22,251	44	24,285	32
Owner occupied	14,517	21	6,657	48

Total commercial real estate	46,993	190	41,640	278
Business	22,249	35	6,032	23

Total commercial	69,242	225	47,672	301
Consumer:
Residential real estate	12,337	288	9,855	62

Total	$81,579	$513	$57,527	$363

The following table details the average recorded investment and interest income recognized for our impaired loans for the three months ending June 30:

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Commercial:
Commercial real estate:
Acquisition and development	$7,301	$—	$7,732	$90
Multifamily	2,940	28	2,984	—
Investment real estate	21,951	14	26,487	8
Owner occupied	13,028	12	10,281	2

Total commercial real estate	45,220	54	47,484	100
Business	20,590	23	10,094	10

Total commercial	65,810	77	57,578	110
Consumer:
Residential real estate	13,128	93	9,359	37

Total	$78,938	$170	$66,937	$147

The following table contains an aging analysis of our loans by class at the dates indicated:

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
June 30, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$636	$636	$101,033	$101,669	$—
Multifamily	1,216	—	335	1,551	1,074,847	1,076,398	—
Investment real estate	1,121	—	13,357	14,478	1,528,215	1,542,693	—
Owner occupied	2,807	84	10,586	13,477	941,220	954,697	—

Total commercial real estate	5,144	84	24,914	30,142	3,645,315	3,675,457	—
Business	3,394	2,698	5,681	11,773	2,390,808	2,402,581	—

Total commercial	8,538	2,782	30,595	41,915	6,036,123	6,078,038	—

Consumer:
Residential real estate	11,176	2,205	12,527	25,908	1,588,488	1,614,396	—
Home equity	2,368	2,061	4,478	8,907	1,005,511	1,014,418	—
Other consumer	1,139	504	346	1,989	150,854	152,843	—

Total consumer	14,683	4,770	17,351	36,804	2,744,853	2,781,657	—

Total	$23,221	$7,552	$47,946	$78,719	$8,780,976	$8,859,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$18	$—	$1,573	$1,591	$14,423	$16,014	$1,573
Multifamily	—	301	857	1,158	234,061	235,219	857
Investment real estate	5,894	—	27,959	33,853	1,051,816	1,085,669	27,959
Owner occupied	4,849	5,230	17,278	27,357	1,090,585	1,117,942	17,278

Total commercial real estate	10,761	5,531	47,667	63,959	2,390,885	2,454,844	47,667
Business	5,587	623	10,863	17,073	915,676	932,749	10,863

Total commercial	16,348	6,154	58,530	81,032	3,306,561	3,387,593	58,530

Consumer:
Residential real estate	17,129	14,835	58,605	90,569	2,565,846	2,656,415	58,605
Home equity	8,639	5,061	15,965	29,665	1,116,582	1,146,247	15,965
Other consumer	1,955	1,189	1,769	4,913	114,362	119,275	1,769

Total consumer	27,723	21,085	76,339	125,147	3,796,790	3,921,937	76,339

Total	$44,071	$27,239	$134,869	$206,179	$7,103,351	$7,309,530	$134,869

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents additional information about the credit quality of our commercial portfolio segment at the dates indicated:

	Commercial real estate
	Acquisition and		Investment real	Owner			Percent of
	development	Multifamily	estate	occupied	Business	Total	Total
June 30, 2011
Legacy loans:
Pass	$24,680	$1,044,473	$1,349,620	$857,731	$2,153,652	$5,430,156	89.3%
Criticized:(1)
Accrual	76,209	25,707	173,536	80,620	228,908	584,980	9.6%
Nonaccrual	780	6,218	19,537	16,346	20,021	62,902	1.1%

Total criticized	76,989	31,925	193,073	96,966	248,929	647,882	10.7%

Total	$101,669	$1,076,398	$1,542,693	$954,697	$2,402,581	$6,078,038	100.0%

Acquired loans:
Pass	$1,786	$199,681	$973,230	$938,996	$791,139	$2,904,832	85.7%
Criticized:(1)
Accrual	14,228	35,538	112,439	178,946	141,610	482,761	14.3%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	14,228	35,538	112,439	178,946	141,610	482,761	14.3%

Total	$16,014	$235,219	$1,085,669	$1,117,942	$932,749	$3,387,593	100.0%

December 31, 2010
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413	88.9%
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,876	9.8%
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,884	1.3%

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760	11.1%

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173	100.0%

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108	81.9%
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655	18.1%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655	18.1%

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763	100.0%

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

Borrower FICO scores are a credit quality indicator that provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and are presented in the table below at the dates indicated:

	Residential		Other		Percent of
	real estate	Home equity	consumer	Total	Total
June 30, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,267,456	$777,045	$70,534	$2,115,035	76.1%
660-700	153,202	126,575	21,363	301,140	10.8%
620-660	76,468	50,125	12,435	139,028	5.0%
580-620	39,774	21,240	14,839	75,853	2.7%
Less than 580	63,594	32,009	10,581	106,184	3.8%
No score	13,902	7,424	23,091	44,417	1.6%

Total	$1,614,396	$1,014,418	$152,843	$2,781,657	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,934,834	$825,234	$49,796	$2,809,864	71.7%
660-700	216,045	133,020	17,302	366,367	9.3%
620-660	86,579	59,292	10,065	155,936	4.0%
580-620	258,744	6,845	6,251	271,840	6.9%
Less than 580	116,606	49,373	9,125	175,104	4.5%
No score	43,607	72,483	26,736	142,826	3.6%

Total	$2,656,415	$1,146,247	$119,275	$3,921,937	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9%
620-660	73,488	45,887	13,242	132,617	5.3%
580-620	40,409	20,530	7,673	68,612	2.7%
Less than 580	67,096	32,867	11,320	111,283	4.5%
No score	15,643	7,081	21,956	44,680	1.8%

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4%
620-660	15,272	34,267	9,253	58,792	5.9%
580-620	17,482	26,287	5,516	49,285	5.0%
Less than 580	22,859	46,528	11,511	80,898	8.2%
No score	39,825	28,526	25,857	94,208	9.5%

Total	$265,125	$600,853	$124,978	$990,956	100.0%

Information about residential mortgage loans we service for others is as follows at the dates indicated:

	June 30,	December 31,
	2011	2010
Mortgages serviced for others	$1,834,004	$1,554,083

Mortgage servicing rights	14,989	12,591

Note 4. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the presence of the netting and collateral provisions within the interest rate swap agreements.
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional	Fair	Notional	Fair
	amount	Value (1)	amount	Value (2)
June 30, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$600,000	$1,954	$765,599	$6,516

Derivatives not designated as hedging instruments:
Interest rate swap agreements	599,453	30,886	602,394	31,262

Total derivatives	$1,199,453	$32,840	$1,367,993	$37,778

December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$500,000	$5,856	$65,912	$3,040

Derivatives not designated as hedging instruments:
Interest rate swap agreements	416,520	24,331	416,520	24,466

Total derivatives	$916,520	$30,187	$482,432	$27,506

(1)	Included in Other assets in our Consolidated Statements of Condition.

(2)	Included in Other liabilities in our Consolidated Statements of Condition.
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
We have also entered into interest rate swaps to offset the variability in the interest cash outflows of London Inter-Bank Offered Rate (LIBOR) based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2011 to 2014. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. During the next twelve months, we expect to reclassify $7.9 million of pre-tax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates.

The following tables present information about amounts recognized for our derivative financial instruments designated in hedging relationships for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
Fair Value Hedges(1)	2011	2010	2011	2010
Interest rate swap agreements:

Amount of (loss) gain on derivative instruments (2)	$(228)	$(330)	$9	$(478)

(1)	Hedged items in designated fair value relationships are loans.

(2)	Recognized in other noninterest income in our Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
Cash Flow Hedges	2011	2010	2011	2010
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(6,065)	$161	$(4,501)	$170

Amount of loss on derivatives reclassified from other comprehensive income to income(1)	(1,550)	(389)	(2,619)	(781)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for as free standing derivatives. We manage our exposure to such interest rate swaps by simultaneously entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “back-to-back swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We earn fee income for this service that we provide our customers, as indicated in the table below.
The following table presents information about amounts recognized for our back-to-back swaps due to changes in fair value for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
Loss on interest rate swap agreements (1)	$(190)	$(278)	$(242)	$(146)
Fee income earned (1)	834	199	3,062	214

(1)	Recognized in other noninterest income in our Consolidated Statements of Income.
Note 5. Income Taxes
Our net deferred tax asset totaled $134 million and $123 million at June 30, 2011 and December 31, 2010, respectively. The increase primarily relates to deferred tax assets related to NewAlliance partially offset by deferred tax liabilities resulting from the increase in the unrealized gain on securities available for sale.
A reconciliation of the beginning and ending amount of our liability for uncertain tax positions is as follows for the six months ended June 30, 2011:

Balance at beginning of period	$8,299
Additions for tax positions of prior year recorded due to current year acquisitions	260
Reductions for tax positions of prior years	(6,089)

Balance at end of period	$2,470

The reduction in the balance of the liability for uncertain tax positions for the six months ended June 30, 2011 relates to a revision of an uncertain tax position. Of this reduction, $4 million was recorded as a decrease in goodwill and $2 million was reclassified as a deferred tax asset valuation allowance. Additionally, related to this reduction, there was a $1 million decrease in income tax expense for the quarter ended June 30, 2011 due to the reversal of accrued interest.
Note 6. Restructuring Charges
As a result of our recent acquisitions, management has adjusted certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania; consolidated certain back office facilities; and restructured our back office infrastructure and operations.
These efforts resulted in expenses of $11.7 million and $1.1 million in the quarters ended June 30, 2011 and March 31, 2011, respectively. Concerning our plans to adjust our branch network, we recognized $3.3 million in the quarter ended June 30, 2011 and estimate the remaining pre-tax impact of this initiative to be in the range of $15 million to $18 million. For our plans to exit other acquired facilities, mostly in Eastern Pennsylvania, we recognized $2.7 million in the quarter ended June 30, 2011 and we estimate the remaining pre-tax impact of exiting these facilities to be in the range of $16 million to $20 million. Finally, for actions to restructure our back office services, we recognized $5.7 million in the quarter ended June 30, 2011 and we estimate the remaining pre-tax impact of this to be in the range of $11 million to $14 million.
These charges are all attributable to our banking segment. The liability balance related to these measures was not significant at June 30, 2011.
Note 7. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$13,550	$20,003	$58,468	$48,902
Less income allocable to unvested restricted stock awards	130	44	223	116

Net income allocable to common stockholders	$13,420	$19,959	$58,245	$48,786

Weighted average common shares outstanding:
Total shares issued	293,598	213,321	254,568	204,117
Unallocated employee stock ownership plan shares	(2,561)	(2,802)	(2,591)	(2,831)
Unvested restricted stock awards	(786)	(485)	(675)	(480)
Treasury shares	(8,755)	(6,072)	(7,284)	(6,212)

Total basic weighted average common shares outstanding	281,496	203,962	244,018	194,594

Incremental shares from assumed exercise of stock options	522	249	550	295
Incremental shares from assumed vesting of restricted stock awards	402	191	346	193

Total diluted weighted average common shares outstanding	282,420	204,402	244,914	195,082

Basic earnings per common share	$0.05	$0.10	$0.24	$0.25

Diluted earnings per common share	$0.05	$0.10	$0.24	$0.25

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	1,963	1,705	1,923	1,297

Note 8. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the six months ended June 30:

	Pretax	Income taxes	Net
2011:
Securities available for sale:
Net unrealized holding gains arising during the period	$58,312	$22,292	$36,020
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)

Net unrealized losses on securities available for sale	51,932	19,868	32,064

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the period	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income during the period	(656)	(249)	(407)

	5,724	2,175	3,549

Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(10,007)	(3,882)	(6,125)
Reclassification adjustment for realized losses included in net income	2,619	995	1,624

Net unrealized losses on interest rate swaps designated as cash flow hedges	(7,388)	(2,887)	(4,501)

Amortization of net gain related to pension and post-retirement plans	666	107	559

Total other comprehensive income	$50,934	$19,263	$31,671

2010:
Securities available for sale:
Unrealized holding gains arising during the period	$165,943	$65,727	$100,216
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(457)	(143)	(314)
Reclassification adjustment for realized losses included in net income	781	297	484

Net unrealized gains on interest rate swaps designated as cash flow hedges	324	154	170
Amortization of net gain related to pension and post-retirement plans	517	559	(42)

Total other comprehensive income	$166,784	$66,440	$100,344

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

		Net unrealized gains
		on securities	Unrealized gains (losses)
	Net unrealized gains	transferred from	on interest rate swaps
	on securities	available for sale to	designated as cash flow	Defined benefit
	available for sale	held to maturity	hedges	plans	Total
Balance, January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	32,064	3,549	(4,501)	559	31,671

Balance June 30, 2011	$102,754	$3,549	$(1,523)	$(15,238)	$89,542

Balance, January 1, 2010	$17,206	$—	$(1,154)	$(13,538)	$2,514
Period change, net of tax	100,216	—	170	(42)	100,344

Balance June 30, 2010	$117,422	$—	$(984)	$(13,580)	$102,858

Note 9. Fair Value Measurements
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
Level 3 Inputs — Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own estimates about the assumptions that market participants would use to price the asset or liability.
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
June 30, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$687,734	$—	$687,734	$—
U.S. government agencies	5,815	—	5,815	—
U.S. government sponsored enterprises	638,584	—	638,584	—
Corporate	208,565	—	208,565	—
Trust preferred securities	28,902	—	—	28,902

Total debt securities	1,569,600	—	1,540,698	28,902

Mortgage-backed securities:

Residential mortgage-backed securities:
Government National Mortgage Association	107,116	—	107,116	—
Federal National Mortgage Association	881,663	—	881,663	—
Federal Home Loan Mortgage Corporation	765,842	—	765,842	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,765,711	—	2,765,711	—
Federal National Mortgage Association	744,246	—	744,246	—
Federal Home Loan Mortgage Corporation	747,840	—	747,840	—
Non-agency issued	128,731	—	128,731	—

Total collateralized mortgage obligations	4,386,528	—	4,386,528	—

Total residential mortgage-backed securities	6,141,149	—	6,141,149	—
Commercial mortgage-backed securities:
Non-agency issued	477,852	—	477,852	—

Total mortgage-backed securities	6,619,001	—	6,619,001	—

Asset-backed securities	122	—	122	—
Other	30,972	14,864	16,108	—

Total securities available for sale	8,219,695	14,864	8,175,929	28,902

Loans held for sale (1)	51,141	—	51,141	—

Interest rate swaps	32,840	—	32,840	—

Total assets	$8,303,676	$14,864	$8,259,910	$28,902

Liabilities:
Interest rate swaps	$37,778	$—	$37,778	$—

(1)	Represents loans for which we have elected the fair value option

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2011. However, as described in Note 2, Investment Securities, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as of March 31, 2011. All such securities were classified as Level 2 fair value measurements. These securities, which were transferred at fair value, are not included in the table above and will no longer be recorded at fair value on a recurring basis in our Statement of Financial Condition.

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
Due to the lack of observable market data, we have classified our trust preferred securities, included in corporate debt securities, in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services including brokers.

Loans held for sale
Beginning in the second quarter of 2011, we have generally elected the fair value option upon origination of residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest income — Loans and leases in our Consolidated Statements of Income. As of December 31, 2010, we had not elected the fair value option for any of the loans in our held for sale portfolio. Information about our loans held for sale, for which we elected the fair value option, is presented below for the second quarter of 2011:

June 30, 2011
Fair value carrying
	Fair value carrying	Aggregate unpaid principal	amount less aggregate
	amount	balance	unpaid principal balance
Loans held for sale
Total loans	$51,141	$49,648	$1,493
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

	Three months ending	Six months ending June
	June 30, 2011	30, 2011
	Gain or loss from fair	Gain or loss from fair
	value changes(1)	value changes(1)

Loans held for sale
Total loans	$926	$926
Nonaccrual loans	—	—
Loans 90 days or more past due and still accruing	—	—

(1)	Classified in mortgage banking income in our Consolidated Statements of Income
Interest Rate Swaps
We obtain fair value measurements of our interest rate swaps from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk. The impact of netting and any applicable credit enhancements, such as bilateral collateral arrangements, mutual puts, and guarantees are also considered in the fair value measurement.
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
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the six months ended June 30:

	2011	2010
Balance at beginning of period	$919	$480
NewAlliance acquisition	27,924	—
Gains included in other comprehensive income	59	222

Balance at end of period	$28,902	$702

There were no gains or losses during the six months ended June 30, 2011 and 2010 included in earnings related to any item classified as level 3 on a recurring basis in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the six months ended June 30:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2011
Collateral dependent impaired loans	$21,968	$—	$7,622	$14,346	$(6,652)

2010
Collateral dependent impaired loans	$55,396	$—	$55,396	$—	$1,703
Collateral Dependent Impaired Loans
We record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance is created through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraisal value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved appraiser. Updated appraisals are obtained when necessary but at least every 18 to 24 months.
During the six months ended June 30, 2011 we recorded an increase of $6.7 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $22.0 million at June 30, 2011. During the six months ended June 30, 2010 we recorded a net decrease of $1.7 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $55.4 million at June 30, 2010.
Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2011		December 31, 2010
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$318,820	$318,820	$213,820	$213,820
Investment securities available for sale	8,219,695	8,219,695	7,289,455	7,289,455
Investment securities held to maturity	2,939,933	2,992,924	1,025,724	1,043,803
Federal Home Loan Bank and Federal Reserve Bank common stock	305,241	305,241	183,800	183,800
Loans held for sale	51,141	51,141	37,977	38,357
Loans and leases, net	16,062,197	15,986,269	10,388,060	10,422,730
Mortgage servicing rights	14,989	15,937	12,591	13,178
Interest rate swap agreements	32,840	32,840	30,187	30,187
Accrued interest receivable	102,358	102,358	70,233	70,233

Financial liabilities:
Deposits	$18,900,495	$18,954,611	$13,148,844	$13,110,504
Borrowings	7,600,926	7,723,610	4,893,474	4,885,827
Interest rate swap agreements	37,778	37,778	27,506	27,506
Accrued interest payable	23,873	23,873	13,821	13,821
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

Note 10. Segment Information
We have two business segments: banking and financial services. Our banking segment includes all of our retail and commercial banking operations. Our financial services segment includes our risk management operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
Three months ended:	Banking	services	total
June 30, 2011:
Net interest income	$230,520	$(83)	$230,437
Provision for credit losses	17,307	—	17,307

Net interest income after provision for credit losses	213,213	(83)	213,130
Noninterest income	44,091	16,804	60,895
Amortization of core deposit and other intangibles	5,334	1,239	6,573
Other noninterest expense	234,932	13,636	248,568

Income before income taxes	17,038	1,846	18,884
Income tax expense	4,633	701	5,334

Net income	$12,405	$1,145	$13,550

June 30, 2010:
Net interest income	$154,758	$—	$154,758
Provision for credit losses	11,000	—	11,000

Net interest income after provision for credit losses	143,758	—	143,758
Noninterest income	33,896	12,154	46,050
Amortization of core deposit and other intangibles	4,647	664	5,311
Other noninterest expense	142,878	10,014	152,892

Income before income taxes	30,129	1,476	31,605
Income tax expense	11,012	590	11,602

Net income	$19,117	$886	$20,003

		Financial	Consolidated
Six months ended:	Banking	services	total
June 30, 2011:
Net interest income	$403,450	$(145)	$403,305
Provision for credit losses	30,207	—	30,207

Net interest income after provision for credit losses	373,243	(145)	373,098
Noninterest income	80,374	32,595	112,969
Amortization of core deposit and other intangibles	9,796	2,266	12,062
Other noninterest expense	361,212	27,017	388,229

Income before income taxes	82,609	3,167	85,776
Income tax expense	26,104	1,204	27,308

Net income	$56,505	$1,963	$58,468

June 30, 2010:
Net interest income	$268,927	$—	$268,927
Provision for credit losses	24,131	—	24,131

Net interest income after provision for credit losses	244,796	—	244,796
Noninterest income	58,481	24,517	82,998
Amortization of core deposit and other intangibles	7,212	1,346	8,558
Other noninterest expense	222,833	19,994	242,827

Income before income taxes	73,232	3,177	76,409
Income tax expense	26,237	1,270	27,507

Net income	$46,995	$1,907	$48,902

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company (the “Company”), subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2011, we had $30.9 billion in assets, $18.9 billion in deposits, and 346 full-service branch locations across Upstate New York, Pennsylvania, Connecticut, and Western Massachussetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On April 15, 2011, we acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, and thereby acquired NewAlliance Bank’s 88 branch locations in Connecticut and Western Massachusetts. As a result of the merger, we acquired assets with a fair value of $9.2 billion, including investment securities with a fair value of $2.8 billion, loans with a fair value of $5.1 billion, and we assumed deposits of $5.3 billion and borrowings of $2.3 billion. Under the terms of the merger agreement, NewAlliance stockholders received 94 million shares of Company common stock and cash consideration of $199 million.
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
On July 30, 2011, First Niagara Bank, N.A., entered into an Agreement with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire, after estimated divestitures, approximately $11.0 billion of deposit liabilities and approximately $2.0 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67% (the “Acquisition”). At closing, the Bank will not receive any loans greater than 60 days delinquent. The Bank will also acquire certain wealth management relationships, and approximately $4.3 billion of assets under management of such relationships, of HSBC Securities (USA) Inc. The Acquisition, which is expected to close in the first half of 2012, is subject to receipt of all required governmental approvals, including anti-competition approvals (or expirations of waiting periods).
BUSINESS AND INDUSTRY
We operate as a community oriented bank that provides customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products. Additionally, we offer risk management services through a wholly-owned subsidiary of the Bank.
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
REGULATORY REFORM
We continue to monitor the potential effects on our businesses of regulatory reform, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the revised capital and liquidity frameworks published by the Basel Committee on Banking Supervision in December 2010 and known as “Basel III.” Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1, “Business — Supervision and Regulation,” and Item 1A, “Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the adequacy of our allowance for loan losses, investment securities accounting, the accounting treatment and valuation of our acquired loans, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2010 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:
Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.
We determined our allowance for loan losses by portfolio segment, which consist of commercial loans and consumer loans. We further segregate these segments between loans which are accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired after January 1, 2009 (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses.
Our commercial loan portfolio segments include both business and commercial real estate loans. Our consumer portfolio segments include residential real estate, home equity, and other consumer loans.
For our legacy loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as appropriate, for risk factors specific to respective loan types.
For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring (“TDR”) are considered impaired. Specific valuation allowances are determined for all impaired loans. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if collateral dependent, or the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
We estimate the inherent risk of loss on all other loans by portfolio segment based primarily on our historical net loss experience, industry trends, trends in the local real estate market, and the current business and economic environment in our market areas. During the first quarter of 2011, we refined our process used to estimate the allowance by increasing the granularity of the historical net loss experience data utilized for both the consumer and commercial portfolio segments. These changes enhance our estimates and provide an opportunity to better align our allowance assumptions with the dynamic nature of our loan portfolio composition. We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on previous methodologies for either portfolio segment.

Prior to the first quarter of 2011, we estimated a portion of the allowance for loan losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance would be enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and grade.
Prior to the first quarter, we estimated losses on our consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. The enhancement in the first quarter provides further granularity by incorporating both loan type and delinquency rate trends into our loss rates. The enhanced approach estimates the inherent loss in the current portfolio based on their loan type and current delinquency status.
Acquired Loans
Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
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
Investment Securities
As of June 30, 2011, our available for sale and held to maturity investment securities totaled $11.2 billion, or 36% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We review the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at June 30, 2011 or December 31, 2010. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes.
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

SELECTED FINANCIAL DATA

	2011			2010
At or for the quarter ended	June 30,	March 31		December 31	September 30	June 30
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$30,889,646	$21,439,845		$21,083,853	$20,871,540	$20,518,359
Loans and leases, net	16,062,197	10,611,117		10,388,060	9,978,952	9,874,111
Investment securities:
Available for sale	8,219,695	5,424,731	(1)	7,289,455	7,341,505	7,131,393
Held to maturity	2,939,933	3,030,320	(1)	1,025,724	1,125,184	1,038,866
Goodwill and other intangibles	1,829,712	1,108,811		1,114,144	1,099,446	1,099,155
Deposits	18,900,495	13,455,823		13,148,844	13,395,183	13,758,174
Borrowings	7,600,926	4,904,053		4,893,474	4,343,120	3,666,557
Stockholders’ equity	$3,992,835	$2,775,032		$2,765,070	$2,806,561	$2,773,465
Common shares outstanding	295,245	209,432		209,112	209,059	209,040

Selected operations data:
Interest income	$277,370	$208,884		$205,320	$200,636	$195,129
Interest expense	46,933	36,016		37,772	39,357	40,371

Net interest income	230,437	172,868		167,548	161,279	154,758
Provision for credit losses	17,307	12,900		13,500	11,000	11,000

Net interest income after provision for credit losses	213,130	159,968		154,048	150,279	143,758
Noninterest income	60,895	52,074		54,112	49,505	46,050
Noninterest expense(2)	255,141	145,150		139,334	132,609	158,203

Income before income taxes	18,884	66,892		68,826	67,175	31,605
Income tax expense	5,334	21,974		22,971	21,579	11,602

Net income	$13,550	$44,918		$45,855	$45,596	$20,003

Stock and related per share data:
Earnings per common share:
Basic	$0.05	$0.22		$0.22	$0.22	$0.10
Diluted	0.05	0.22		0.22	0.22	0.10
Cash dividends	0.16	0.16		0.15	0.14	0.14
Book value	13.68	13.45		13.42	13.63	13.48
Tangible book value per share(3)	7.41	8.08		8.01	8.29	8.14
Market Price (NASDAQ: FNFG):
High	14.54	15.10		14.40	13.79	14.88
Low	13.02	13.54		11.51	11.23	12.25
Close	$13.20	$13.58		$13.98	$11.65	$12.53

(1)	As of March 31, 2011 we transferred $2.0 billion of investment securities classified as available for sale to a held to maturity classification. See Item 1, Note 2, Investment Securities.

(2)	Noninterest expense includes one-time expenses related to our merger and acquisition integration or restructuring activities of $88 million, $7 million, $6 million, $2 million, and $36 million for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

(3)	Tangible book value per share excludes goodwill and other intangible assets of $1.8 billion, $1.1 billion, $1.1 billion, $1.1 billion, and $1.1 billion as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively, as well as unallocated ESOP shares and unvested restricted stock shares. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

	2011		2010
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
		(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(1):
Return on average assets	0.19%	0.86%	0.87%	0.88%	0.41%
Return on average equity	1.42	6.56	6.46	6.44	2.97
Return on average tangible equity(2)	2.59	10.94	10.64	10.59	5.05

Net interest rate spread	3.53	3.68	3.52	3.47	3.52
Net interest rate margin	3.65	3.80	3.65	3.61	3.68
Efficiency ratio (3)	87.6	64.5	62.9	62.9	78.8
Dividend payout ratio	320.00%	72.73%	68.18%	63.64%	140.00%

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	12.69%	14.13%	14.35%	15.09%	15.09%
Tier 1 risk-based capital	12.05	13.32	13.54	14.25	14.27
Tier 1 common capital(4)	11.41	12.56	12.76	13.42	13.43
Leverage ratio	7.81	8.21	8.14	8.37	8.75
Ratio of stockholders’ equity to total assets	12.93	12.94	13.11	13.45	13.52
Ratio of tangible stockholders’ equity to tangible assets(5)	7.44	8.20	8.27	8.63	8.62
First Niagara Bank, N.A.:
Total risk-based capital	12.37	12.04	11.86	12.72	12.40
Tier 1 risk-based capital	11.72	11.23	11.06	11.88	11.59
Leverage ratio	7.58%	6.92%	6.64%	6.97%	7.10%

Asset quality:
Total nonaccruing loans	$82,513	$80,368	$89,323	$94,180	$74,338
Other nonperforming assets	12,315	6,955	8,647	8,619	8,559
Total classified loans(6)	700,813	564,037	481,074	462,902	386,123
Total criticized loans(7)	1,253,937	972,148	942,941	859,219	804,045
Allowance for loan losses	107,028	100,126	95,354	94,532	90,409
Net loan charge-offs	$7,537	$8,128	$12,679	$6,877	$10,079
Net charge-offs to average loans (annualized)	0.20%	0.31%	0.49%	0.27%	0.41%
Provision to average loans (annualized)	0.38	0.49	0.53	0.43	0.45
Total nonaccruing loans to total loans	0.51	0.75	0.85	0.93	0.74
Total nonperforming assets to total assets	0.31	0.41	0.46	0.49	0.40
Allowance for loan losses to total loans	0.66	0.93	0.91	0.93	0.90
Allowance for loan losses to legacy loans(8)	1.20	1.22	1.21	1.30	1.29
Allowance for loan losses to nonaccruing loans	129.7	124.6	106.8	100.4	121.6
Texas ratio(9)	10.12%	8.51%	8.94%	8.85%	7.43%

Other data:
Number of branches	346	257	257	255	255
Full time equivalent employees	4,751	3,825	3,791	3,725	3,748

(1)	Computed using daily averages. Annualized where appropriate.

(2)	Average tangible equity excludes average goodwill and other intangibles of $1.7 billion, $1.1 billion, $1.1 billion, $1.1 billion, and $1.1 billion, for the quarters ended June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Tier 1 common capital is computed by subtracting the subordinated debentures associated with trust preferred securities from Tier I capital, divided by risk weighted assets. Tier 1 common capital, as calculated for purposes of this financial data and the earnings release, does not reflect the adjustments provided for in Basel III. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(5)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles of $1.8 billion. $1.1 billion, $1.1 billion, $1.1 billion, and $1.1 billion as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(6)	Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(7)	Includes consumer loans, which are considered criticized when they are 60 days or more past due. Criticized loans include special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(8)	Legacy loans are those loans accounted for under the amortized cost method, and do not include loans acquired subsequent to January 1, 2009. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(9)	The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.
RESULTS OF OPERATIONS
Overview
The following table summarizes the results of our operations for the periods indicated:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
	2011	2011	2010	2011	2010
Operating results:(1)
Net interest income	$230,437	$172,868	$154,758	$403,305	$268,927
Provision for credit losses	17,307	12,900	11,000	30,207	24,131
Noninterest income	60,895	52,074	46,050	112,969	82,998
Noninterest expense	166,657	137,918	121,612	304,575	208,562
Income tax expense	36,126	24,350	23,285	60,476	41,675

Net operating income	$71,242	$49,774	$44,911	$121,016	$77,557

Operating earnings per diluted share	$0.25	$0.24	$0.22	$0.49	$0.40

Reconciliation of net operating income to net income	$71,242	$49,774	$44,911	$121,016	$77,557
Nonoperating expenses, net of tax:
Merger and acquisition integration expenses	50,092	4,147	24,395	54,241	28,148
Restructuring charges	7,600	709	—	8,307	—
Other	—	—	513	—	507

Total nonoperating expenses, net of tax	57,692	4,856	24,908	62,548	28,655

Net income	$13,550	$44,918	$20,003	$58,468	$48,902

Earnings per diluted share	$0.05	$0.22	$0.10	$0.24	$0.25

(1)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of these nonoperating items enables management to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.
Net income for the three months ended June 30, 2011 amounted to $14 million, or $0.05 per diluted common share, compared to $20 million, or $0.10 per diluted common share for the three months ended June 30, 2010 and $45 million, or $0.22 per diluted common share for the three months ended March 31, 2011.
Our financial results were significantly impacted by several events. Our NewAlliance and Harleysville acquisitions were the primary drivers that resulted in after-tax merger and acquisition integration expenses of $50 million, $4 million and $24 million in the quarters ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively. In connection with the New Alliance acquisition, we issued 94 million shares to NewAlliance shareholders on April 15, 2011. These shares caused a 37% increase in our weighted average shares outstanding in the current quarter compared to the quarter ended March 31, 2011. Additionally, we recognized $8 million and $1 million in after-tax expenses in the current quarter and in the quarter ended March 31, 2011, respectively, as we began to take certain measures to restructure elements of our business to enhance our performance.
Excluding the impact of the merger and acquisition integration expenses and the restructuring charges, “operating” net income for the three months ended June 30, 2011 amounted to $71 million, or $0.25 per diluted share compared to $45 million, or $0.22 per diluted common share for the three months ended June 30, 2010 and $50 million, or $0.24 per diluted common share for the three months ended March 31, 2011. Operating income is a non-GAAP measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry.

Net income for the six months ended June 30, 2011 amounted to $58 million, or $0.24 per diluted common share, compared to $49 million, or $0.25 per diluted common share, for the six months ended June 30, 2010. The 20% increase in net income and $0.01 decrease in diluted earnings per shares reflects our larger franchise resulting from our April 2011 merger with NewAlliance and was partially offset by the 26% increase in weighted average diluted shares due to the issuance of 94 million shares to NewAlliance shareholders. Excluding the impact of the merger and acquisition integration expenses, operating net income for the six months ended June 30, 2011 amounted to $121 million, or $0.49 per diluted share compared to $78 million, or $0.40 per diluted common share for the six months ended June 30, 2010.
Results for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 were most significantly impacted by a $59 million increase in our taxable equivalent net interest income driven by our expansion into New England and organic loan growth. Our average interest-earning assets increased by $7.1 billion while our average interest-bearing liabilities increased by $6.1 billion. Loans acquired from NewAlliance accounted for $4.3 billion of average loan balances at June 30, 2011 while deposits assumed from NewAlliance accounted for $4.4 billion of average deposit balances at June 30, 2011. Additionally, our net interest spread and our taxable equivalent net interest margin each decreased by 15 basis points to 3.53% and 3.65%, respectively.
Results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 were also significantly impacted by a $140 million increase in our taxable equivalent net interest income as a result of our expansion into New England as well as organic loan growth. Our average interest-earning assets increased by $7.4 billion, while our average interest-bearing liabilities increased by $6.6 billion. Our organic loan commercial and home equity loan growth were partially offset by a decrease in the residential loan portfolio due to ongoing consumer preference for long-term fixed rate products, which we generally do not hold in our portfolio.
The provision for credit losses increased to $17 million for the quarter ended June 30, 2011, compared to $11 million for the quarter ended June 30, 2010 and $13 million for the quarter ended March 31, 2011. Of this amount, $14 million related to loans and increased our allowance for loan losses, and $3 million related to unfunded loan commitments and increased our liability for unfunded loan commitments. Our net charge-offs for the quarter ended June 30, 2011 remained unchanged from the quarter ended March 31, 2011 at $8 million and decreased from $10 million for the quarter ended June 30, 2010. However, nonaccruing loans increased to $83 million at June 30, 2011 compared to $80 million and $74 million at March 31, 2011 and June 30, 2010, respectively.
Noninterest income amounted to $61 million for the quarter ended June 30, 2011, compared to $46 million for the quarter ended June 30, 2010 and $52 million for the quarter ended March 31, 2011. The increase from the second quarter of 2010 is primarily due to our merger with NewAlliance and our insurance agency acquisitions during the second half of 2010. The increase in noninterest income during the current quarter from the first quarter of 2011 also resulted from the merger with NewAlliance while the majority of the increase in revenues from wealth management services has been due to an increase in production in Eastern Pennsylvania. In addition, lower mortgage rates have driven higher mortgage refinancing activity resulting in an increase in revenues from mortgage banking. Insurance revenues increased modestly during the current quarter compared to the first quarter of 2011 due to the seasonality of these revenues in the first quarter offset by the impact of our April 2011 insurance agency acquisition in New England. Other noninterest income decreased during the current quarter as capital markets revenue returned to a normalized level after an exceptionally strong first quarter of 2011.
Noninterest income amounted to $113 million for the six months ended June 30, 2011, compared to $83 million for the same period in 2010. This increase was primarily the result of our merger with NewAlliance and our insurance agency acquisitions. However, the increase in revenues from wealth management services has been due to a steady increase in activity in Eastern Pennsylvania.
Noninterest expense increased to $255 million for the quarter ended June 30, 2011 from $158 million for the quarter ended June 30, 2010 and $145 million for the quarter ended March 31, 2011. The increase from the second quarter of 2010 is primarily due to our merger with NewAlliance, our insurance agency acquisitions, charges we incurred in restructuring certain elements of our business to enhance our performance, and the build out of our infrastructure to support the growth in our franchise. The increase in noninterest expense for the quarter ended June 30, 2011 from the quarter ended March 31, 2011 is also primarily due to the impact of our merger with NewAlliance, our insurance agency acquisition, and restructuring charges.
Noninterest expense amounted to $400 million for the first half of 2011, compared to $251 million for the first half of 2010. This increase was primarily the result of our merger with NewAlliance, our insurance agency acquisitions, and restructuring charges.

Net Interest Income
The following tables present our condensed average balance sheet information as well as taxable equivalent interest income and yields. We use a taxable equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended June 30,				Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$5,807,141	5.42%	$4,194,002	5.91%	$1,613,139	(0.49)%
Business	3,119,841	4.30	2,079,222	5.21	1,040,619	(0.91)

Total commercial lending	8,926,982	5.03	6,273,224	5.68	2,653,758	(0.65)
Residential real estate	3,848,440	4.56	1,900,471	5.18	1,947,969	(0.62)
Home equity	2,038,870	4.58	1,374,245	4.82	664,625	(0.24)
Other consumer	270,356	7.10	260,953	6.62	9,403	0.48

Total loans	15,084,648	4.93	9,808,893	5.48	5,275,755	(0.55)
Mortgage-backed securities(2)	9,041,368	3.58	6,262,548	3.48	2,778,819	0.10
Other investment securities(2)	1,472,757	3.88	859,256	4.05	613,501	(0.17)
Money market and other investments	354,634	2.58	235,637	1.23	118,997	1.35

Total interest-earning assets	25,953,407	4.37%	17,166,334	4.62%	8,787,072	(0.25)%

Noninterest-earning assets(3)(4)	3,143,618		2,181,754		961,864

Total assets	$29,097,025		$19,348,088		$9,748,936

Interest-bearing liabilities:
Deposits
Savings deposits	$2,554,837	0.29%	$1,242,052	0.17%	$1,312,785	0.12%
Checking accounts	2,027,385	0.13	1,675,705	0.25	351,680	(0.12)
Money market deposits	6,406,684	0.58	4,725,441	0.68	1,681,243	(0.10)
Certificates of deposit	4,355,235	0.88	4,007,431	1.10	347,804	(0.22)

Total interest-bearing deposits	15,344,141	0.56	11,650,629	0.71	3,693,512	(0.15)
Borrowings
FHLB advances	3,286,646	1.41%	1,073,018	2.43%	2,213,628	(1.02)%
Repurchase agreements	3,272,284	0.93	1,524,186	1.60	1,748,098	(0.67)
Senior notes	296,837	6.89	308,661	7.14	(11,824)	(0.25)
Other borrowings	127,317	4.37	85,733	7.19	41,584	(2.82)

Total borrowings	6,983,084	1.47	2,991,598	2.63	3,991,486	(1.16)

Total interest-bearing liabilities	22,327,225	0.84%	14,642,227	1.10%	7,684,998	(0.26)%

Noninterest-bearing deposits	2,542,134		1,728,853		813,281
Other noninterest-bearing liabilities	388,565		277,838		110,727

Total liabilities	25,257,924		16,648,918		8,609,006
Stockholders’ equity(3)	3,839,101		2,699,170		1,139,931

Total liabilities and stockholders’ equity	$29,097,025		$19,348,088		$9,748,937

Net interest rate spread		3.53%		3.52%		0.01%

Net interst rate margin		3.65%		3.68%		(0.03)%

	Six months ended June 30,				Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$5,122,388	5.48%	$3,642,202	5.82%	$1,480,186	(0.34)%
Business	2,869,424	4.39	1,896,341	4.92	973,083	(0.53)

Total commercial lending	7,991,812	5.09	5,538,543	5.51	2,453,269	(0.42)
Residential real estate	2,781,506	4.70	1,773,786	5.20	1,007,720	(0.50)
Home equity	1,777,078	4.56	1,041,198	4.84	735,880	(0.28)
Other consumer	269,536	6.99	224,316	7.39	45,220	(0.40)

Total loans	12,819,932	5.02	8,577,843	5.42	4,242,089	(0.40)
Mortgage-backed securities(2)	8,103,505	3.68	5,486,961	3.53	2,616,544	0.15
Other investment securities(2)	1,212,218	3.90	805,159	3.69	407,059	0.21
Money market and other investments	292,594	3.15	161,729	1.80	130,865	1.35

Total interest-earning assets	22,428,249	4.47%	15,031,692	4.60%	7,396,557	(0.13)%

Noninterest-earning assets(3)(4)	2,702,054		1,927,907		774,147

Total assets	$25,130,303		$16,959,599		$8,170,704

Interest-bearing liabilities:
Deposits
Savings deposits	$1,907,423	0.23%	$1,080,622	0.16%	$826,801	0.07%
Checking accounts	1,850,995	0.12	1,356,953	0.21	494,042	(0.09)
Money market deposits	5,713,454	0.54	4,210,230	0.69	1,503,224	(0.15)
Certificates of deposit	3,807,430	0.98	3,418,887	1.09	388,543	(0.11)

Total interest-bearing deposits	13,279,302	0.56	10,066,692	0.71	3,212,610	(0.15)
Borrowings
FHLB advances	2,403,895	1.55	858,141	2.92	1,545,754	(1.37)
Repurchase agreements	3,167,927	0.94	1,434,744	1.45	1,733,183	(0.51)
Senior notes	296,811	6.97	251,163	8.59	45,648	(1.62)
Other borrowings	118,924	4.22	70,526	6.33	48,398	(2.11)

Total borrowings	5,987,557	1.55	2,614,574	2.74	3,372,983	(1.19)

Total interest-bearing liabilities	19,266,859	0.87%	12,681,266	1.12%	6,585,593	(0.25)%

Noninterest-bearing deposits	2,217,179		1,488,544		728,635
Other noninterest-bearing liabilities	335,148		238,566		96,582

Total liabilities	21,819,186		14,408,376		7,410,810
Stockholders’ equity(3)	3,311,117		2,551,223		759,894

Total liabilities and stockholders’ equity	$25,130,303		$16,959,599		$8,170,704

Net interest rate spread		3.60%		3.48%		0.12%

Net interst rate margin		3.72%		3.65%		0.07%

	Three months ended June 30,		Three months ended March 31,		Increase
	2011		2011		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$5,807,141	5.42%	$4,430,619	5.56%	$1,376,522	(0.14)%
Business	3,119,841	4.30	2,615,778	4.43	504,063	(0.13)

Total commercial lending	8,926,982	5.03	7,046,397	5.14	1,880,585	(0.11)
Residential real estate	3,848,440	4.56	1,738,384	4.96	2,110,056	(0.40)
Home equity	2,038,870	4.58	1,508,189	4.52	530,681	0.06
Other consumer	270,356	7.10	272,894	6.59	(2,538)	0.51

Total loans	15,084,648	4.93	10,565,864	5.12	4,518,784	(0.19)
Mortgage-backed securities(2)	9,041,368	3.58	7,155,225	3.81	1,886,143	(0.23)
Other investment securities(2)	1,472,757	3.88	948,783	3.95	523,974	(0.07)
Money market and other investments	354,634	2.58	193,430	4.15	161,204	(1.57)

Total interest-earning assets	25,953,407	4.37%	18,863,302	4.58%	7,090,105	(0.21)%

Noninterest-earning assets(3)(4)	3,143,618		2,256,204		887,414

Total assets	$29,097,025		$21,119,506		$7,977,519

Interest-bearing liabilities:
Deposits
Savings deposits	$2,554,837	0.29%	$1,243,856	0.10%	$1,310,981	0.19%
Checking accounts	2,027,385	0.13	1,732,971	0.11	294,414	0.02
Money market deposits	6,406,684	0.58	5,012,521	0.48	1,394,163	0.10
Certificates of deposit	4,355,235	0.88	3,253,538	1.11	1,101,697	(0.23)

Total interest-bearing deposits	15,344,141	0.56	11,242,886	0.56	4,101,255	—
Borrowings
FHLB advances	3,286,646	1.41	1,437,270	1.96	1,849,376	(0.55)
Repurchase agreements	3,272,284	0.93	3,136,477	0.93	135,807	—
Senior notes	296,837	6.89	296,783	7.05	54	(0.16)
Other borrowings	127,317	4.37	92,557	4.82	34,760	(0.45)

Total borrowings	6,983,084	1.47	4,963,087	1.67	2,019,997	(0.20)

Total interest-bearing liabilities	22,327,225	0.84%	16,205,973	0.90%	6,121,252	(0.06)%

Noninterest-bearing deposits	2,542,134		1,837,248		704,886
Other noninterest-bearing liabilities	388,565		299,019		89,546

Total liabilities	25,257,924		18,342,240		6,915,684
Stockholders’ equity(3)	3,839,101		2,777,266		1,061,835

Total liabilities and stockholders’ equity	$29,097,025		$21,119,506		$7,977,519

Net interest rate spread		3.53%		3.68%		(0.15)%

Net interst rate margin		3.65%		3.80%		(0.15)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Year Over Year Changes
Our taxable equivalent net interest income increased $140 million, or 51%, for the first six months of 2011 compared to the first six months of 2010. This increase resulted from a $7.4 billion, or 49%, increase in our average interest-earning assets, and a $6.6 billion, or 52%, increase in our interest-bearing liabilities. The increase in average interest-earning assets and interest bearing liabilities was primarily due to the NewAlliance merger, which we completed in the second quarter of 2011. In addition to the results of the merger, our year over year increases are the result of our focus on organic loan growth. Excluding the average balance of loans acquired from NewAlliance of $4.3 billion, our average loan balance for the second quarter of 2011 was $10.8 billion, which was an increase of $1.0 billion or 10% over the same quarter in 2010. This increase was concentrated in commercial lending, which increased $1.1 billion compared to the same quarter of 2010, and home equity, which increased $136 million or 10%, compared to the same quarter of 2010. Offsetting these increases were a decrease of $198 million in residential real estate due to ongoing consumer preference for long-term fixed rate products, which we generally do not hold in our portfolio.
Quarter Over Quarter Changes
Our taxable equivalent net interest income increased $59 million for the quarter ending June 30, 2011 compared to the quarter ending March 31, 2011. Our average interest earning assets increased $7.1 billion and average interest bearing liabilities increased by $6.1 billion. The increases were primarily attributable to our NewAlliance merger which closed in the second quarter of 2011, which added $4.3 billion to our average loan balances and $4.4 billion to our average deposit balances in the second quarter. Our second quarter net interest rate spread and net interest rate margin both decreased by 15 basis points from the first quarter of 2011.
Significant changes in our average balances and yields from the first quarter of 2011 to the second quarter of 2011 include:
•	The increase in our average balance of investment securities of $2.4 billion was primariliy driven by our acquisition of NewAlliance in the second quarter, which accounted for $2.3 billion of the increase. The average yield on investment securities decreased from 3.83% in the first quarter of 2011 to 3.63%. This decrease was, in part, driven by the overall decrease in interest rates in the second quarter of 2011 compared to the first quarter of 2011. Additionally, the decrease in yield also resulted from the composition of the securities acquired from NewAlliance, which, in comparison to our portfolio prior to acquisition, had a lower weighted average yield due to shorter durations and a higher proportion of securities backed by pools of adjustable rate mortgages.

•	In addition to the growth in our loan portfolio due to the acquisition of NewAlliance, our interest income continued to benefit from organic loan growth as well. Excluding the impact of our acquisition of NewAlliance, our average commercial loan portfolio increased by $293 million during the second quarter, or 17% on an annualized basis, as we continue to focus on growing our commercial portfolio through capitalizing on opportunities in our expanded footprint. The $293 million increase was comprised of $150 million in commercial real estate loans and $143 million in our commercial business loans.

•	Our average balance of residential real estate loans increased by $2.1 billion compared to the first quarter of 2011 driven by the average balance of residential real estate loans acquired from NewAlliance of $2.1 billion. The decrease in yield of 40 basis points was driven by both the decrease in overall interest rates in the second quarter of 2011 and the lower yield on the loans acquired from NewAlliance.

•	Our total interest rate on deposits remained flat with the incorporation of the deposits from our NewAlliance merger as rate decreases in certificates of deposits were offset by rate increases on savings and money market accounts. We continue to focus on achieving a more favorable deposit mix. Excluding the average balance of deposits acquired from NewAlliance, our core deposits grew 22% on an annualized basis compared to the first quarter of 2011. The growth was particularly focused in our money market accounts as they increased 36%, on an annualized basis, excluding deposits acquired from NewAlliance. Consistent with prior quarters, certificates of deposits decreased by 21% on an annual basis as our pricing strategy has remained focused on allowing the runoff of our highest paying certificates of deposit balances.

•	Our average total borrowings increased $2.0 billion since the first quarter resulting from the borrowings acquired in the NewAlliance merger as well as our continued use of wholesale funding to replace the runoff of our certificates of deposit balance discussed above. Our average rate on borrowings declined 20 basis points in the second quarter compared to the first quarter. The decrease in rate resulted from maturities of long-term borrowings at higher rates, which were replaced with borrowings at lower rates due to the current interest rate environment.
Provision for Credit Losses
Our provision for credit losses attributable to loans is based upon our assessment of the adequacy of our allowance for loan losses and our liability for unfunded loan commitments, with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, the level of our nonaccruing and delinquent loans, and related collateral or government guarantees, net charge-offs, and economic considerations. The provision for credit losses related to loans amounted to $14 million, or 0.38% of average loans, for the quarter ended June 30, 2011, compared to $13 million and $11 million, or 0.49% and 0.45% of average loans, for the quarters ended March 31, 2011 and June 30, 2010, respectively. Excluding average acquired loans, our provision for credit losses related to loans as a percentage of average loans was 0.73% for the second quarter of 2011, 0.64% for the first quarter of 2011 and 0.66% for the second quarter of 2010. These acquired loans were originally recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses. Criticized loans of $1.3 billion at June 30, 2011 compared to $972 million at March 31, 2011. The increase in criticized loans of $282 million was primarily attributed to the criticized loans acquired from NewAlliance. Our net charge-offs of $8 million in the current quarter were consistent with our net charge-offs in the first current of 2011 and were slightly lower than the $10 million in net charge-offs recorded in the second quarter of 2010. Additionally our nonaccruing loans increased to $83 million at June 30, 2011 compared to $80 million and $74 million at March 31, 2011 and June 30, 2010, respectively.
In addition to the provision for credit losses related to loans of $14 million, our provision for credit losses included $3 million for unfunded loan commitments. The liability resulting from this provision is included in Other Liabilities in our Consolidated Statement of Condition.

Noninterest Income
The following table presents our noninterest income for the three months ended (amounts in thousands):

	June 30,	March 31,	June 30,
	2011	2011	2010
Banking services	$24,613	$19,006	$21,529
Insurance commissions	17,044	15,755	12,768
Wealth management services	7,883	6,734	5,711
Mortgage banking	3,386	1,263	1,626
Lending and leasing	2,811	3,763	2,510
Bank owned life insurance	3,055	2,030	1,976
Other	2,103	3,523	(70)

Total noninterest income	$60,895	$52,074	$46,050

Noninterest income as a percentage of net revenue	20.9%	23.1%	22.9%

Noninterest income increased $15 million, or 32% for the quarter ended June 30, 2011, compared to the second quarter of 2010. The increases in revenues from banking services, mortgage banking, lending and leasing, and other noninterest income were primarily attributable to our April 2011 merger with NewAlliance. The $4 million increase in insurance commissions is attributable to our insurance agency acquisitions in Pennsylvania during 2010 and New England in 2011. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase is due to increased activity in Eastern Pennsylvania.
The $9 million, or 17%, increase in noninterest income for the quarter ended June 30, 2011 from the quarter ended March 31, 2011 was primarily driven by our merger with NewAlliance. The modest increase in insurance revenues reflects the impact of our April 2011 insurance agency acquisition in New England offset by the seasonality of these revenues as renewals tend to be highest in the first quarter of the year. In addition, a portion of the increase in revenues from mortgage banking resulted from a decrease in mortgage rates driving an increase in mortgage banking activity. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase is due to increased activity in Eastern Pennsylvania where we have seen a steady increase in activity since our merger with Harleysville. The decrease in other noninterest income is reflective of the decrease in capital markets revenue to a normalized level after an exceptionally strong first quarter of 2011.
The following table presents our noninterest income for the six months ended June 30 (amounts in thousands):

	2011	2010
Banking services	$43,619	$37,536
Insurance commissions	32,799	24,931
Wealth management services	14,617	8,959
Mortgage banking	4,649	2,858
Lending and leasing	6,574	4,554
Bank owned life insurance	5,085	3,200
Other	5,626	960

Total noninterest income	$112,969	$82,998

Noninterest income as a percentage of net revenue	21.9%	23.6%

Noninterest income increased $30 million, or 36% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increases in revenues from banking services, mortgage banking, lending and leasing, and other noninterest income were primarily attributable to our April 2011 merger with NewAlliance. The almost $8 million increase in insurance commissions is attributable to our insurance agency acquisitions in Pennsylvania during 2010 and New England in 2011. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase is due to increased activity in Eastern Pennsylvania where we have seen a steady increase in activity since our merger with Harleysville.

Noninterest Expense
The following table presents our noninterest expense for the three months ended (amounts in thousands):

	June 30,	March 31,	June 30,
	2011	2011	2010
Salaries and benefits	$90,192	$73,776	$64,081
Occupancy and equipment	18,952	16,197	13,422
Technology and communications	13,929	12,871	11,403
Marketing and advertising	3,880	2,692	7,691
Professional services	9,138	6,039	4,054
Amortization of intangibles	6,573	5,489	5,311
FDIC premiums	6,267	6,195	4,959
Merger and acquisition integration expenses	76,828	6,176	35,837
Restructuring charges	11,656	1,056	—
Other	17,726	14,659	11,445

Total noninterest expense	255,141	145,150	158,203

Less nonoperating expenses:
Merger and acquisition integration expenses	(76,828)	(6,176)	(35,837)
Restructuring charges	(11,656)	(1,056)	—
Other	—	—	(754)

Total operating noninterest expense(2)	$166,657	$137,918	$121,612

Efficiency ratio(1)	87.6%	64.5%	78.8%

Operating efficiency ratio(2)	57.2%	61.3%	60.6%

(1)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income and noninterest income.
(2)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expenses by the sum of net interest income and noninterest income.
Noninterest expenses increased $97 million, or 61%, for the quarter ended June 30, 2011, compared to the second quarter of 2010, which was primarily attributable to merger and acquisition integration expenses related to our April merger with NewAlliance, increased costs associated with the NewAlliance branches, our insurance agency acquisitions, charges we incurred in restructuring certain elements of our business, and the growth of our infrastructure. Salaries and benefits expenses increased 41% as we experienced an increase in the number of full time equivalent employees, from 3,748 at June 30, 2010 to 4,751 at June 30, 2011. The increases in occupancy and equipment and technology and communications resulted from the increase in our workforce during this time period and from the 88 branches we acquired in our merger with NewAlliance. Marketing and advertising decreased during the quarter ended June 30, 2011 compared to the same quarter in 2010 due to the timing of expenditures.
The $110 million, or 76%, increase in noninterest expenses for the quarter ended June 30, 2011 compared to the first quarter of 2011 was also primarily due to our merger with NewAlliance, our insurance agency acquisition, restructuring charges, and the continued growth of our infrastructure. Salaries and benefits increased during the quarter ended June 30, 2011 compared to the quarter ended March 31, 2011, as a result of incremental salaries associated with our merger with NewAlliance and insurance agency acquisition, as well as our infrastructure growth as we continued to strengthen our leadership structure to support our increasing size.
Merger and acquisition integration expenses of $77 million for the three months ended June 30, 2011 were primarily attributable to our merger with NewAlliance. Severance costs comprised more than half of these expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses. Merger and acquisition integration expenses amounted to $36 million for the three months ended June 30, 2010 and were primarily attributable to our merger with Harleysville, including a contribution to First Niagara Bank Foundation to support charitable giving in Eastern Pennsylvania where the Harleysville branches are located. Merger and acquisition integration expenses amounted to $6 million for the three months ended March 31, 2011 and were primarily attributable to our merger with NewAlliance.

As a result of our recent acquisitions, management has adjusted certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania; consolidated certain back office facilities; and restructured our back office infrastructure and operations.
These efforts resulted in expenses of $11.7 million and $1.1 million in the quarters ended June 30, 2011 and March 31, 2011, respectively. Concerning our plans to adjust our branch network, we recognized $3.3 million in the quarter ended June 30, 2011 and estimate the remaining pre-tax impact of this initiative to be in the range of $15 million to $18 million. For our plans to exit other acquired facilities, mostly in Eastern Pennsylvania, we recognized $2.7 million in the quarter ended June 30, 2011 and we estimate the remaining pre-tax impact of exiting these facilities to be in the range of $16 million to $20 million. Finally, for actions to restructure our back office services, we recognized $5.7 million in the quarter ended June 30, 2011 and we estimate the remaining pre-tax impact of this to be in the range of $11 million to $14 million.
Our efficiency ratio for the current quarter was 87.6% compared to 64.5% for the quarter ended March 31, 2011, and 78.8% for the same quarter in 2010 reflecting the increase in our noninterest expenses as a result of our acquisitions, restructuring charges, and growth of our infrastructure. Our operating efficiency ratio improved to 57.2% for the quarter ended June 30, 2011 from 61.3%, and 60.6% for the quarters ended March 31, 2011 and June 30, 2010, respectively, reflecting our ability to grow organically and by acquisition in an efficient manner.
The following table presents our noninterest expense for the six months ended June 30 (amounts in thousands):

	2011	2010
Salaries and benefits	$163,968	$112,318
Occupancy and equipment	35,149	23,329
Technology and communications	26,800	20,052
Marketing and advertising	6,572	9,223
Professional services	15,177	6,564
Amortization of intangibles	12,062	8,558
FDIC premiums	12,462	8,422
Merger and acquisition integration expenses	83,004	42,069
Restructuring charges	12,712	—
Other	32,385	20,850

Total noninterest expense	400,291	251,385

Less nonoperating expenses:
Merger and acquisition integration expenses	(83,004)	(42,069)
Restructuring charges	(12,712)	—
Other	—	(754)

Total operating noninterest expense(2)	$304,575	$208,562

Efficiency ratio(1)	77.5%	71.4%

Operating efficiency ratio(2)	59.0%	59.3%

(1)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income and noninterest income.

(2)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expenses by the sum of net interest income and noninterest income.
The 59% increase in noninterest expenses from the first half of 2010 to the first half of 2011 was primarily attributable to merger and acquisition integration expenses related to our April merger with NewAlliance, restructuring charges, and our infrastructure growth. Salaries and benefits increased $52 million, or 46%, as a result of the incremental salaries associated with the NewAlliance merger as well as the continued growth of our supporting infrastructure, reflecting the 27% increase in the number of full-time employees from June 30, 2010 to June 30, 2011.
Merger and acquisition integration expenses of $83 million for the six months ended June 30, 2011 were primarily attributable to our merger with NewAlliance. Severance costs comprised more than half of these expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses.
For the six months ended June 30, 2011 and 2010, our efficiency ratio amounted to 77.5% and 71.4%, respectively. Our operating efficiency ratio improved to 59.0% for the six months ended June 30, 2011, from 59.3% for the same period in 2010, reflecting our ability to grow organically and by acquisition in an efficient manner.

Income Tax Expense
Our effective tax rate of 28.3% for the three months ended June 30, 2011 decreased from 32.8% and 36.7% for the three months ended March 31, 2011 and June 30, 2010, respectively. Our effective tax rate for the six months ended June 30, 2011 decreased to 31.8% compared to 36.0% for the same period in the prior year. The decrease in the rates is primarily due to lower pre-tax income as a result of higher expense levels attributable to our merger activity and the restructuring charges, coupled with a $1.1 million reversal of a liability related to uncertain tax positions taken in prior years. The projected tax rate for 2011 is estimated to be approximately 33%.
ANALYSIS OF FINANCIAL CONDITION AT JUNE 30, 2011
Overview
On April 15, 2011, we completed our acquisition of NewAlliance and the results of the merger are included in our consolidated statement of financial condition at June 30, 2011. The merger significantly impacted our balance sheet as can be seen through our comparison to the previous quarter presented below. Total assets increased $9.5 billion to $30.9 billion at June 30, 2011 from $21.4 billion at March 31, 2011 primarily attributable to our acquisition of $9.2 billion in total assets from NewAlliance in the second quarter. To provide perspective on the impact of our acquisition in our consolidated statement of financial condition, the table below details the balances acquired from NewAlliance in the second quarter and the balances at June 30, 2011 excluding the acquired balances as well as a comparison of the balances excluding NewAlliance to our consolidated balances as of March 31, 2011 (amounts in millions):

	Quarter ending June 30, 2011				Period over
		Balances			period change
		acquired from	Excluding	Quarter ending	excluding
	Consolidated	New Alliance	NewAlliance	March 31, 2011	NewAlliance
Investment securities	$11,160	2,759	8,401	8,455	(54)
Loans and leases:
Commercial:
Real estate	6,130	1,469	4,661	4,542	119
Business	3,335	433	2,902	2,697	205

Total commercial loans	9,465	1,902	7,563	7,239	324
Residential real estate	4,271	2,569	1,702	1,702	—
Home equity	2,161	632	1,529	1,507	22
Other consumer	272	10	262	263	(1)

Total loans and leases	16,169	5,113	11,056	10,711	345

Deposits:
Savings accounts	2,768	1,543	1,225	1,271	(46)
Interest-bearing checking	2,029	421	1,608	1,726	(118)
Money market deposits	6,878	1,132	5,746	5,177	569
Noninterest-bearing deposits	2,739	694	2,045	2,050	(5)
Certificates of deposit	4,487	1,522	2,965	3,231	(266)

Total deposits	18,901	5,312	13,589	13,455	134

Short-term borrowings	1,467	478	989	970	19
Long-term borrowings	6,134	1,821	4,313	3,934	379

Total borrowings	7,601	2,299	5,302	4,904	398
Excluding the impact of balances acquired from NewAlliance from our June 30, 2011 ending balances, we noted the following trends:
•	Our ending loan balances at June 30, 2011 increased $345 million, or 13% annualized, to $11.1 billion from $10.7 billion at March 31, 2011. The increase represents organic growth driven by our focus on our commercial lending efforts as seen in the $324 million increase in total commercial loans, or 18% on an annualized basis.

•	The growth in deposits from NewAlliance was complemented by an increase of $569 million in money market deposits in our upstate New York, Eastern Pennsylvania and Western Pennsylvania markets. Our certificates of deposit decreased $266 million, reflecting our strategy not to renew maturing certificates.

•	In addition to our assumption of $2.3 billion in borrowings from the NewAlliance acquisition, total borrowings increased by $398 million as we continued to increase our use of wholesale funding.

Lending Activities
Our primary lending activity is the origination of commercial real estate and business loans, as well as residential mortgage and home equity loans to customers located within our primary market areas. Our commercial real estate and business loan portfolios provide opportunities to cross sell other banking services. Consistent with our long-term customer relationship focus, we retain the servicing rights on residential mortgage loans that we sell resulting in monthly servicing fee income to us. We also originate and retain in our lending portfolio various types of home equity and consumer loan products given their customer relationship building benefits.
The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$5,665,992	35.0%	$3,964,106	37.8%
Construction	464,309	2.9	406,751	3.9
Business	3,335,330	20.6	2,623,079	25.0

Total commercial	9,465,631	58.5	6,993,936	66.7

Residential real estate	4,270,811	26.4	1,692,198	16.1
Home equity	2,160,665	13.4	1,524,570	14.6
Other consumer	272,118	1.7	272,710	2.6

Total loans and leases	16,169,225	100.0%	10,483,414	100.0%

Allowance for loan losses	(107,028)		(95,354)

Total loans and leases, net	$16,062,197		$10,388,060

Included in the table above are acquired loans with a carrying value of $7.3 billion and $2.6 billion at June 30, 2011 and December 31, 2010, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. At June 30, 2011 and December 31, 2010 there was no allowance for loan losses related to these acquired loans.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New	Western	Eastern		Total loans and
	York	Pennsylvania	Pennsylvania	New England	leases

June 30, 2011:
Commercial:
Real estate	$2,830,800	$466,550	$1,024,780	$1,343,862	$5,665,992
Construction	288,688	29,151	27,043	119,427	464,309
Business	1,598,026	885,176	398,020	454,108	3,335,330

Total commercial	4,717,514	1,380,877	1,449,843	1,917,397	9,465,631

Residential real estate	1,353,825	53,224	265,319	2,598,443	4,270,811
Home equity	763,721	141,867	614,421	640,656	2,160,665
Other consumer	157,500	56,352	47,380	10,886	272,118

Total loans and leases	$6,992,560	$1,632,320	$2,376,963	$5,167,382	$16,169,225

December 31, 2010:
Commercial:
Real estate	$2,610,001	$388,227	$965,878	$—	$3,964,106
Construction	363,828	20,521	22,402	—	406,751
Business	1,484,970	754,451	383,658	—	2,623,079

Total commercial	4,458,799	1,163,199	1,371,938	—	6,993,936

Residential real estate	1,389,880	36,249	266,069	—	1,692,198
Home equity	777,577	107,345	639,648	—	1,524,570
Other consumer	160,376	59,507	52,827	—	272,710

Total loans and leases	$6,786,632	$1,366,300	$2,330,482	$—	$10,483,414

Our period over period results excluding NewAlliance display the strong organic growth in our commercial lending activities. Our commercial loan portfolio increased $259 million, or 12% annualized, in Upstate New York, $218 million, or 38% annualized, in Western Pennsylvania, and $78 million, or 11% annualized, in Eastern Pennsylvania during the first six months of 2011, as a result of our continued strategic focus on the portfolio. Our total average commercial loan portfolio, excluding the loans acquired from NewAlliance increased 17% annualized during the second quarter. This increase was concentrated in both commercial real estate loans and business loans. Commercial business loans for Western Pennsylvania include loans associated with our Capital Markets business of $280 million and $182 million as of June 30, 2011 and December 31, 2010, respectively. New commercial loans, including line of credit advances, increased to $1.8 billion in Upstate New York during the six months ended June 30, 2011, from $1.3 billion during the same period in 2010. New commercial loans, including line of credit advances, totaled $896 million in Western Pennsylvania for the six months ended June 30, 2011 compared to $710 million for the six months ended June 30, 2010. New commercial loans, including line of credit advances, totaled $477 million in Eastern Pennsylvania for the six months ended June 30, 2011.
While we originated $575 million in new residential real estate loans during the first six months of 2011, our residential real estate loan portfolio remained relatively flat with a $10 million increase excluding the loans acquired from NewAlliance as ongoing consumer preference is for long-term fixed rate products which we generally do not hold in our portfolio.
Excluding the loans acquired from NewAlliance, our home equity and other consumer loan portfolios decreased during the first six months of the year with a combined decrease of $7 million.
Investment Securities Portfolio
In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio, could result in increased risk for us.
Our investment securities portfolio increased $2.8 billion to $11.2 billion at June 30, 2011 as a result of the investment securities we acquired in our merger with NewAlliance. As of June 30, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. During the quarter ended March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity, resulting in total securities classified as held to maturity of $3.0 billion. The transferred securities were primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued by the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”), and had net unrealized gains, net of tax, of $4 million on the date of transfer, which is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities.

Our available for sale securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 75% and 85% of our total available for sale portfolio at June 30, 2011 and December 31, 2010, respectively. At both June 30, 2011 and December 31, 2010, 98% of our residential mortgage backed securities were issued by GNMA, FNMA, or FHLMC. GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency CMO portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.
Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow. The duration of our securities available for sale increased to 3.95 years at June 30, 2011 from 3.73 years at December 31, 2010 as a result of an increase in yield volatility and an increase in the weighted average life of our portfolio caused by slowing prepayments in our mortgage-backed securities portfolio, which, in turn, extends the life of the bonds.
At June 30, 2011, the pre-tax net unrealized gains on our available for sale investment securities increased to $166 million from $114 million at December 31, 2010. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. Interest rates have decreased during the quarter ended June 30, 2011, thereby causing the fair values of our fixed rate securities to increase.
Our investment in FHLB stock consists of $89 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston, respectively, at June 30, 2011 and $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, at December 31, 2010, respectively. Our investment in Federal Reserve Bank of New York stock amounted to $68 million at both June 30, 2011 and December 31, 2010.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Increase
Core deposits:
Savings	$2,767,951	14.7%	$1,235,004	9.4%	$1,532,947
Interest-bearing checking	2,028,645	10.7	1,705,537	13.0	323,108
Money market deposits	6,878,214	36.4	4,919,014	37.4	1,959,200
Noninterest-bearing	2,738,917	14.5	1,989,505	15.1	749,412

Total core deposits	14,413,727	76.3	9,849,060	74.9	4,564,667
Certificates	4,486,768	23.7	3,299,784	25.1	1,186,984

Total deposits	$18,900,495	100.0%	$13,148,844	100.0%	$5,751,651

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New	Western	Eastern
	York	Pennsylvania	Pennsylvania	New England	Total deposits
June 30, 2011
Core deposits:
Savings	$880,833	$135,858	$255,550	$1,495,710	$2,767,951
Interest-bearing checking	625,528	484,651	506,406	412,060	2,028,645
Money market deposits	3,405,425	1,142,435	1,087,471	1,242,883	6,878,214
Noninterest-bearing	1,076,298	563,808	433,776	665,035	2,738,917

Total core deposits	5,988,084	2,326,752	2,283,203	3,815,688	14,413,727
Certificates	1,219,735	969,235	859,616	1,438,182	4,486,768

Total deposits	$7,207,819	$3,295,987	$3,142,819	$5,253,870	$18,900,495

December 31, 2010
Core deposits:
Savings	$846,859	$130,361	$257,784	$—	$1,235,004
Interest-bearing checking	617,845	502,345	585,347	—	1,705,537
Money market deposits	3,107,727	961,233	850,054	—	4,919,014
Noninterest-bearing	1,012,715	526,673	450,117	—	1,989,505

Total core deposits	5,585,146	2,120,612	2,143,302	—	9,849,060
Certificates	1,234,347	1,011,659	1,053,778	—	3,299,784

Total deposits	$6,819,493	$3,132,271	$3,197,080	$—	$13,148,844

At June 30, 2011, our total deposits increased $5.8 billion from December 31, 2010, and core deposits have increased to 76% of total deposits. While the balance increases are largely a factor of our NewAlliance merger in the second quarter, our upstate New York, Western Pennsylvania, and Eastern Pennsylvania markets have also contributed to the growth. Excluding balances in our New England region, money market deposit accounts have increased across our footprint by $827 million, or 34% annualized, during the first six months of 2011 due primarily to our strategy to attract runoff from certificates of deposits into money market accounts, coupled with our participation in a program whereby we receive money market deposits through a financial intermediary. Municipal deposits, predominantly consisting of money market deposits, increased $197 million from $1.4 billion at December 31, 2010 to $1.6 billion at June 30, 2011.
Borrowings
Borrowings increased to $7.6 billion at June 30, 2011, including $2.3 billion assumed from our NewAlliance merger in the second quarter. Short term borrowings decreased by $322 million from December 31, 2010 to $1.5 billion, which was offset by an increase of $3.0 billion in long term borrowings during that same period to $6.1 billion as we worked to achieve a more favorable cost of funds. Wholesale borrowings were used to fund the run off of certificates and provide an additional funding source for loans, which helped us to effectively manage our borrowing costs.
Capital
During the first six months of 2011, our stockholders’ equity increased $1.2 billion to $4.0 billion at June 30, 2011 from $2.8 billion at December 31, 2010 as a result of our merger with NewAlliance, whereby we issued 94 million common shares with a value of $1.3 billion. Other contributing factors included net income of $58 million and $36 million in net unrealized gains, net of taxes, on our securities available for sale arising during the six months ended June 30, 2011. These amounts were offset by $121 million in treasury stock purchases and common stock dividends of $81 million, or $0.32 per share.
At June 30, 2011, we held almost 14 million shares of our common stock as treasury shares. During the first six months of 2011, we repurchased 8.7 million shares of our common stock at an average price of $13.98 per share and we currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We repurchased 0.4 million shares of our common stock at an average price of $13.04 during the month of July 2011. We issued 0.8 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first six months of 2011. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.
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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at June 30, 2011 are presented in the following table (amounts in thousands):

			Minimum amount to be well-
	Actual		capitalized
	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:

Leverage ratio	$2,118,084	7.81%	N/A	N/A
Tier 1 risk-based capital	2,118,084	12.05	$1,054,648	6.00%
Total risk-based capital	2,230,916	12.69	1,758,011	10.00

First Niagara Bank, N.A.:
Leverage ratio	$2,054,174	7.58%	$1,354,996	5.00%
Tier 1 risk-based capital	2,054,174	11.72	1,051,625	6.00
Total risk-based capital	2,167,006	12.37	1,751,824	10.00
As of June 30, 2011, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the prompt corrective action regulations.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $241 million to the Company, without obtaining affirmative regulatory approvals, as of June 30, 2011.
We manage our capital position to ensure that our capital base is sufficient to support our current and future business needs, satisfy existing regulatory requirements, and meet appropriate standards of safety and soundness.
RISK MANAGEMENT
Credit Risk
Allowance for Loan Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of our borrowers to repay their loans according to contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
The primary indicators of credit quality are our internal loan gradings for our commercial loan portfolio segment and current FICO scores for our consumer loan portfolio segment. We place legacy loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.
Our evaluation of our allowance for loan losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the amount of the allowance for loan losses consists of several elements. We use an internal loan grading system with eight categories of loan grades used in evaluating our business and commercial real estate loans. In our loan grading system, pass loans are graded 1 through 4, special mention loans are graded 5, substandard loans are graded 6, doubtful loans are graded 7 and loss loans (which are fully charged off) are graded 8. Our definition of special mention, substandard, doubtful and loss are consistent with regulatory definitions.
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

Substandard loans, including all impaired business and commercial real estate loans greater than $200 thousand, are reviewed on a quarterly basis by either management’s Classified Loan Review Committee (for such loans greater than $1 million) or by a Senior Credit Manager (for such loans between $200 thousand and $1 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, and account history. Similar information is also reviewed for all special mention loans greater than $250 thousand and substandard or worse loans greater than $200 thousand and less than $1 million by a Senior Credit Manager. Loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan gradings are appropriate.
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
Among other factors, our quarterly reviews consist of an assessment of the fair value of collateral for all loans reviewed, including collateral dependent impaired loans. During this review process, an internal estimate of collateral value, as of each quarterly review date, is determined utilizing current information such as comparables from more current appraisals in our possession for similar collateral in our portfolio, recent sale information, current rent rolls, operating statements and cash flow information for the specific collateral. Further, we have a Member of the Appraisal Institute (“MAI”) appraiser available on staff for consultation during our quarterly estimation of collateral fair value. This current information is compared to the assumptions made in the most recent appraisal as well as in previous quarters. Quarterly adjustments to the estimated fair value of the collateral are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. Adjustments are made each quarter to the related allowance for loan losses for collateral dependent impaired loans to reflect the change, if any, in the estimated fair value of the collateral less estimated costs to sell as compared to the previous quarter. The determination of the appropriateness of obtaining new appraisals is also specifically addressed in each quarterly review. New appraisals will be obtained prior to the above noted required time frames if it is determined appropriate during these quarterly reviews. Further, our MAI appraiser is available for consultation regarding the need for new appraisals.
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, if impaired, related allowance for loan losses.

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the six months ended June 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for loan losses	22,644	3,813	882	—	27,339
Charge-offs	(15,165)	(4,072)	(882)	—	(20,119)
Recoveries	3,424	1,030	—	—	4,454

Balance at end of period	$99,904	$7,124	$—	$—	$107,028

Allowance for loan losses:
Individually evaluated for impairment	$4,794	$1,716	$—	$—	$6,510
Collectively evaluated for impairment	95,110	5,408	—	—	100,518

Total	$99,904	$7,124	$—	$—	$107,028

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$62,412	$12,459	$—	$—	$74,871
Collectively evaluated for impairment	6,015,626	2,769,198	—	—	8,784,824
Loans acquired with deteriorated credit quality(1)	—	—	3,387,593	3,921,937	7,309,530

Total	$6,078,038	$2,781,657	$3,387,593	$3,921,937	$16,169,225

2010
Allowance for loan losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for loan losses	21,483	2,648	—	—	24,131
Charge-offs	(22,008)	(1,924)	—	—	(23,932)
Recoveries	1,091	816	—	—	1,907

Balance at end of period	$83,379	$7,030	$—	$—	$90,409

Allowance for loan losses:
Individually evaluated for impairment	$9,272	$29	$—	$—	$9,301
Collectively evaluated for impairment	74,107	7,001	—	—	81,108

Total	$83,379	$7,030	$—	$—	$90,409

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$48,986	$10,127	$—	$—	$59,113
Collectively evaluated for impairment	4,458,631	2,436,848	—	—	6,895,479
Loans acquired with deteriorated credit quality(1)	—	—	1,897,673	1,112,255	3,009,928

Total	$4,507,617	$2,446,975	$1,897,673	$1,112,255	$9,964,520

(1)	Includes all loans acquired subsequent to January 1, 2009.

The following table presents the activity in our allowance for loan losses three months ended June 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of period	$92,945	$7,181	$—	$—	$100,126
Provision for loan losses	12,377	1,254	808	—	14,439
Charge-offs	(7,454)	(1,874)	(808)	—	(10,136)
Recoveries	2,036	563	—	—	2,599

Balance at end of period	$99,904	$7,124	$—	$—	$107,028

2010
Allowance for loan losses:
Balance at beginning of period	$83,873	$5,615	$—	$—	$89,488
Provision for loan losses	9,013	1,987	—	—	11,000
Charge-offs	(10,242)	(1,016)	—	—	(11,258)
Recoveries	735	444	—	—	1,179

Balance at end of period	$83,379	$7,030	$—	$—	$90,409

As of June 30, 2011, we had a liability for unfunded commitments of $5.8 million, which included $2.9 million in purchase accounting adjustments related to our acquired unfunded commitments. For the three and six months ending June 30, 2011, we recognized a provision for credit loss related to our unfunded commitments of $2.9 million.
The following table details our net charge-offs by loan category for the six months ended June 30 (in thousands):

	2011		2010
	Net	Percent of	Net	Percent of
	charge-offs	average loans	charge-offs	average loans
Commercial:
Real estate	$4,793	0.17%	$13,124	0.73%
Business	7,830	0.51%	7,793	0.83%

Total commercial	12,623	0.29%	20,917	0.76%

Residential real estate	839	0.04%	220	0.03%
Home equity	1,610	0.16%	520	0.10%
Other consumer	593	0.44%	368	0.33%

	$15,665	0.21%	$22,025	0.52%

As of June 30, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans from our legacy portfolio segment and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2011	2010
Nonaccruing loans:
Commercial:
Commercial real estate:
Acquisition and development	$780	$1,870
Multifamily	6,218	3,075
Investment real estate	19,537	24,536
Owner occupied	16,346	14,584

Total commercial real estate	42,881	44,065
Business	20,021	25,819

Total commercial	62,902	69,884

Consumer:
Residential real estate	14,484	14,461
Home equity	4,748	4,605
Other consumer	379	373

Total consumer	19,611	19,439

Total	82,513	89,323
Real estate owned	12,315	8,647

Total nonperforming assets (1)	$94,828	$97,970

Loans 90 days past due and still accruing interest(2)	$134,869	$58,097

Total nonperforming assets as a percentage of total assets	0.31%	0.46%

Total nonaccruing loans as a percentage of total loans	0.51%	0.85%

Allowance for loan losses to nonaccruing loans	129.7%	106.8%

(1)	Nonperforming assets do not include $19 million and $22 million of performing renegotiated loans that are accruing interest at June 30, 2011 and December 31, 2010, respectively.

(2)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

The following table contains an aging analysis of our loans by class at June 30, 2011 (in thousands):

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
June 30, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$636	$636	$101,033	$101,669	$—
Multifamily	1,216	—	335	1,551	1,074,847	1,076,398	—
Investment real estate	1,121	—	13,357	14,478	1,528,215	1,542,693	—
Owner occupied	2,807	84	10,586	13,477	941,220	954,697	—

Total commercial real estate	5,144	84	24,914	30,142	3,645,315	3,675,457	—
Business	3,394	2,698	5,681	$11,773	2,390,808	2,402,581	—

Total commercial	8,538	2,782	30,595	41,915	6,036,123	6,078,038	—

Consumer:
Residential real estate	11,176	2,205	12,527	$25,908	1,588,488	1,614,396	—
Home equity	2,368	2,061	4,478	8,907	1,005,511	1,014,418	—
Other consumer	1,139	504	346	1,989	150,854	152,843	—

Total consumer	14,683	4,770	17,351	36,804	2,744,853	2,781,657	—

Total	$23,221	$7,552	$47,946	$78,719	$8,780,976	$8,859,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$18	$—	$1,573	$1,591	$14,423	$16,014	$1,573
Multifamily	—	301	857	1,158	234,061	235,219	857
Investment real estate	5,894	—	27,959	33,853	1,051,816	1,085,669	27,959
Owner occupied	4,849	5,230	17,278	27,357	1,090,585	1,117,942	17,278

Total commercial real estate	10,761	5,531	47,667	63,959	2,390,885	2,454,844	47,667
Business	5,587	623	10,863	$17,073	915,676	932,749	10,863

Total commercial	16,348	6,154	58,530	81,032	3,306,561	3,387,593	58,530

Consumer:
Residential real estate	17,129	14,835	58,605	$90,569	2,565,846	2,656,415	58,605
Home equity	8,639	5,061	15,965	29,665	1,116,582	1,146,247	15,965
Other consumer	1,955	1,189	1,769	4,913	114,362	119,275	1,769

Total consumer	27,723	21,085	76,339	125,147	3,796,790	3,921,937	76,339

Total	$44,071	$27,239	$134,869	$206,179	$7,103,351	$7,309,530	$134,869

The following table contains an aging analysis of our loans by class at December 31, 2010 (in thousands):

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

The following table presents additional information about the credit quality of our commercial loan portfolio at the dates indicated (in thousands):

	Commercial real estate
	Acquisition and		Investment real	Owner			Percent of
	development	Multifamily	estate	occupied	Business	Total	Total
June 30, 2011
Legacy loans:
Pass	$24,680	$1,044,473	$1,349,620	$857,731	$2,153,652	$5,430,156	89.3%
Criticized:(1)
Accrual	76,209	25,707	173,536	80,620	228,908	584,980	9.6%
Nonaccrual	780	6,218	19,537	16,346	20,021	62,902	1.1%

Total criticized	76,989	31,925	193,073	96,966	248,929	647,882	10.7%

Total	$101,669	$1,076,398	$1,542,693	$954,697	$2,402,581	$6,078,038	100.0%

Acquired loans:
Pass	$1,786	$199,681	$973,230	$938,996	$791,139	$2,904,832	85.7%
Criticized:(1)
Accrual	14,228	35,538	112,439	178,946	141,610	482,761	14.3%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	14,228	35,538	112,439	178,946	141,610	482,761	14.3%

Total	$16,014	$235,219	$1,085,669	$1,117,942	$932,749	$3,387,593	100.0%

December 31, 2010
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413	88.9%
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,876	9.8%
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,884	1.3%

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760	11.1%

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173	100.0%

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108	81.9%
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655	18.1%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655	18.1%

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(2)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

Borrower FICO scores are a credit quality indicator that provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and are presented in the table below at the dates indicated (in thousands):

	Residential		Other		Percent of
	real estate	Home equity	consumer	Total	Total
June 30, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,267,456	$777,045	$70,534	$2,115,035	76.1%
660-700	153,202	126,575	21,363	301,140	10.8%
620-660	76,468	50,125	12,435	139,028	5.0%
580-620	39,774	21,240	14,839	75,853	2.7%
Less than 580	63,594	32,009	10,581	106,184	3.8%
No score	13,902	7,424	23,091	44,417	1.6%

Total	$1,614,396	$1,014,418	$152,843	$2,781,657	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,934,834	$825,234	$49,796	$2,809,864	71.7%
660-700	216,045	133,020	17,302	366,367	9.3%
620-660	86,579	59,292	10,065	155,936	4.0%
580-620	258,744	6,845	6,251	271,840	6.9%
Less than 580	116,606	49,373	9,125	175,104	4.5%
No score	43,607	72,483	26,736	142,826	3.6%

Total	$2,656,415	$1,146,247	$119,275	$3,921,937	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9%
620-660	73,488	45,887	13,242	132,617	5.3%
580-620	40,409	20,530	7,673	68,612	2.7%
Less than 580	67,096	32,867	11,320	111,283	4.5%
No score	15,643	7,081	21,956	44,680	1.8%

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4%
620-660	15,272	34,267	9,253	58,792	5.9%
580-620	17,482	26,287	5,516	49,285	5.0%
Less than 580	22,859	46,528	11,511	80,898	8.2%
No score	39,825	28,526	25,857	94,208	9.5%

Total	$265,125	$600,853	$124,978	$990,956	100.0%

As part of our evaluation of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for loan losses. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $267 million and $122 million as of June 30, 2011 and December 31, 2010, respectively. These loans continue to perform in line with our expectations at acquisition and as a result there was no allowance for loan losses associated with our acquired loan portfolio at June 30, 2011 or December 31, 2010. We maintain an allowance for loan losses for our legacy portfolio segment, which is heavily concentrated in the Upstate New York region. Although the economy in Upstate New York weathered the deteriorating credit conditions well in comparison to other geographic areas, a slower real estate market finally permeated the region during 2010, which resulted in increases throughout 2010 in both our nonaccruing loans and net charge-offs. During the second quarter, our credit quality remained largely the same as that of the first quarter with slight decreases in our net charge-offs as well as slight increases in our nonaccruing loans. Our allowance for loan losses increased $12 million from December 31, 2010 to $107 million at June 30, 2011 as our provision for loan losses of $14 million exceeded our net charge-offs of $8 million. The ratio of our allowance for loan losses to total loans of 0.66% at June 30, 2011 decreased compared to 0.91% at December 31, 2010, primarily due to the acquisition of loans from our NewAlliance merger in the second quarter which were recorded at fair value and do not have a carryover allowance. Excluding acquired loans, our ratio of our allowance for loan losses to loans was 1.20% at June 30, 2011 and 1.21% at December 31, 2010.

Challenges remain in the credit environment but second quarter results remain in line with the improvement seen in the first quarter. Excluding our acquired loans, our annualized net charge-off ratio was 0.38% for the second quarter of 2011 compared to 0.41% and 0.67% for the quarters ending March 31, 2011 and December 31, 2010, respectively. Our nonaccruing loans were 0.51% of total loans at June 30, 2011 compared to 0.75% at March 31, 2011 and 0.85% at December 31, 2010, primarily due to the increase in total loans from the NewAlliance merger.
Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $51 million at June 30, 2011 from $55 million at December 31, 2010. Of these balances, $19 million and $22 million were accruing interest at June 30, 2011 and December 31, 2010, respectively. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for six consecutive payments.
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
As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral. At June 30, 2011, our liability for repuchase obligations on our serviced loan portfolio was $5 million compared to $4 million at December 31, 2010 and is included in other liabilities in our Consolidated Statements of Condition.
The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	June 30, 2011	December 31, 2010
30 to 59 days past due	0.72%	0.66%
60 to 89 days past due	0.32%	0.26%
Greater than 90 days past due	0.67%	0.48%

Total past due loans	1.71%	1.40%

Investments
We have assessed our securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
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
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest payments we receive from our investment and loan portfolios, short and long-term borrowings, as well as purchasing short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $2.9 billion and $3.6 billion outstanding at June 30, 2011, respectively.
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
We have a total borrowing capacity of up to $11.0 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.5 billion was available as of June 30, 2011.
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At June 30, 2011, we had outstanding unfunded commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $4.7 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $2.6 billion at June 30, 2011 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $1.5 billion at June 30, 2011 and have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $267 million at June 30, 2011 and generally have an expiration period of less than two years. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements are likely to be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in the issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rates on residential mortgage loans sold which results in monthly service fee income. We were committed to sell $160 million in residential mortgages at June 30, 2011.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at June 30, 2011 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

		One through five
	Within one year	years	After five years	Total
Commercial:
Real estate	$2,211,762	$2,793,367	$660,863	$5,665,992
Construction	323,260	100,180	40,869	464,309
Business	2,598,758	660,968	75,604	3,335,330

Total commercial	5,133,780	3,554,515	777,336	9,465,631

Residential real estate	764,958	1,723,431	1,782,422	4,270,811
Home equity	1,248,643	282,045	629,977	2,160,665
Other consumer	131,628	76,402	64,088	272,118

Total loans and leases	$7,279,009	$5,636,393	$3,253,823	$16,169,225

For the loans reported in the preceding table, the following sets forth at June 30, 2011, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2012 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,845,590	$1,608,640	$3,454,230
Construction	108,055	32,994	141,049
Business	726,160	10,412	736,572

Total commercial	2,679,805	1,652,046	4,331,851

Residential real estate	1,780,383	1,725,470	3,505,853
Home equity	912,022	—	912,022
Other consumer	140,490	—	140,490

Total loans and leases	$5,512,700	$3,377,516	$8,890,216

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

	Calculated decrease
	June 30, 2011		March 31, 2011
	Net interest		Net interest
Changes in interest rates(1)	income	% Change	income	% Change

+200 basis points(2)	$(2,960)	(0.3)%	$(8,172)	(1.2)%
+100 basis points	(546)	(0.1)	(5,073)	(0.7)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at both June 30, 2011 and March 31, 2011, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

(2)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.
Impact of New Accounting Standards
In June 2011, the Financial Accounting Standards Board (the “FASB”) released new guidance to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”) with that of International Financial Reporting Standards (“IFRS”). The amendment provides both clarifying guidance regarding the FASB’s intent about the application of existing requirements as well as changes in certain principles or requirements. This guidance will become effective for us on January 1, 2012. While the amendments will expand our disclosures regarding our fair value measurements, we do not expect it to have a significant impact on our financial statements.
In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance will become effective for us on January 1, 2012. We do not expect it to have a significant impact on our financial statements.
In April 2011, the FASB released new guidance to develop consistent standards for creditors to use in their determination of whether a loan modification represents a troubled debt restructuring. Specifically, creditors are precluded from utilizing the borrower’s effective rate test to evaluate whether a concession is granted and clarifies the guidance for determining if a borrower is experiencing financial difficulty. In particular, it specifies that a borrower that is not in default may still be considered to be experiencing financial difficulty. This guidance will become effective for us in the third quarter and applied retrospectively to the beginning of 2011. We are still assessing the impact of this standard on our consolidated financial statements.
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
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2011 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2011.
During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 5, 2010, the plaintiffs in both actions advised NewAlliance that they had agreed to stay the Delaware actions and proceed in the Connecticut actions alone. After expedited discovery was conducted, the parties entered into a memorandum of understanding in which the Company and NewAlliance denied that they committed any of the wrongful acts alleged in the complaints, but agreed to amend the disclosures to stockholders in advance of the vote whether to approve the merger. A hearing on whether the settlement should be approved has been scheduled for August 22, 2011.

ITEM 1A.	Risk Factors
There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2010 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the second quarter of 2011:

			Total number of shares	Maximum number of
			purchased as part of	shares yet to be
	Number of shares	Average price	publicly announced	purchased under the
Month	purchased	paid per share	repurchase plans	plans
April	400,000	$14.16	400,000	20,600,000
May	4,536,000	14.10	4,536,000	16,064,000
June	3,730,000	13.81	3,730,000	12,334,000

Total	8,666,000	$13.98

On July 27, 2010, our Board of Directors approved a stock repurchase plan which authorizes management, at its discretion, to repurchase up to 21 million shares of our common stock. This plan rescinded all prior plans and does not have an expiration date.

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

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: August 8, 2011	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)