Form 10-Q/A
period 2011-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2011-09-07
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of First Niagara Financial Group, Inc. for the quarter ended June 30, 2011 that was filed with the Securities and Exchange Commission on August 8, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulaation S-T. No other changes have been made to the Form 10-Q.
This Form 10-Q/A speaks to the original filing date of the Form 10-Q and does not reflect any events that may have occurred after the original filing date and does not modify or update any disclosures made in the original filing.
Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(2)

(1)	Previously filed on Form 10-Q for the quarterly period ended June 30, 2011 with the Securities and Exchange Commission on August 8, 2011.

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: September 7, 2011	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2011	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)