Form 10-Q
period 2011-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2011-11-09
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐
As of November 7, 2011, there were issued and outstanding 294,893,209 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS

Cash and cash equivalents	$332,437	$213,820
Investment securities:
Available for sale, at fair value (amortized cost of $8,160,822 and $7,175,442 in 2011 and 2010; includes pledged securities that can be sold or repledged of $1,829,760 and $4,052,259 in 2011 and 2010)	8,349,237	7,289,455
Held to maturity, at amortized cost (fair value of $2,944,976 and $1,043,803 in 2011 and 2010; includes pledged securities that can be sold or repledged of $1,218,188 in 2011)	2,830,744	1,025,724
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	331,747	183,800
Loans held for sale	79,820	37,977
Loans and leases (net of allowance for loan losses of $112,749 and $95,354 in 2011 and 2010)	16,252,617	10,388,060
Bank owned life insurance	416,449	230,718
Premises and equipment, net	303,634	217,555
Goodwill	1,710,311	1,023,977
Core deposit and other intangibles, net	102,317	90,167
Other assets	500,194	382,600

Total assets	$31,209,507	$21,083,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$19,624,177	$13,148,844
Short-term borrowings	1,156,711	1,788,566
Long-term borrowings	5,928,632	3,104,908
Other	499,312	276,465

Total liabilities	27,208,832	18,318,783

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 309,090,281 and 215,105,566 shares issued in 2011 and 2010	3,091	2,151
Additional paid-in capital	3,759,945	2,430,571
Retained earnings	363,376	376,670
Accumulated other comprehensive income	89,690	57,871
Common stock held by employee stock ownership plan, 2,421,176 and 2,621,978 shares in 2011 and 2010	(19,481)	(20,758)
Treasury stock, at cost, 14,192,407 and 5,993,906 shares in 2011 and 2010	(195,946)	(81,435)

Total stockholders’ equity	4,000,675	2,765,070

Total liabilities and stockholders’ equity	$31,209,507	$21,083,853

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans and leases	$192,772	$131,862	$509,230	$362,006
Investment securities and other	94,375	68,774	264,171	178,262

Total interest income	287,147	200,636	773,401	540,268

Interest expense:
Deposits	24,771	19,244	61,716	54,325
Borrowings	26,947	20,113	72,951	55,737

Total interest expense	51,718	39,357	134,667	110,062

Net interest income	235,429	161,279	638,734	430,206

Provision for credit losses	14,500	11,000	44,707	35,131

Net interest income after provision for credit losses	220,929	150,279	594,027	395,075

Noninterest income:
Banking services	26,384	21,007	70,003	58,543
Insurance commissions	16,886	13,573	49,685	38,504
Wealth management services	7,933	5,939	22,550	14,898
Mortgage banking	5,254	3,320	9,903	6,178
Lending and leasing	3,582	3,045	10,156	7,599
Bank owned life insurance	2,742	2,067	7,827	5,267
Other	5,874	554	11,500	1,514

Total noninterest income	68,655	49,505	181,624	132,503

Noninterest expense:
Salaries and employee benefits	89,131	68,603	253,099	180,921
Occupancy and equipment	20,434	15,582	55,583	38,911
Technology and communications	16,634	12,769	43,434	32,821
Marketing and advertising	7,554	5,782	14,126	15,005
Professional services	9,171	4,426	24,348	10,990
Amortization of intangibles	6,896	5,453	18,958	14,011
Federal deposit insurance premiums	10,301	4,630	22,763	13,052
Merger and acquisition integration expenses	9,008	1,916	92,012	43,985
Restructuring charges	16,326	—	29,038	—
Other	18,416	13,448	50,801	34,298

Total noninterest expense	203,871	132,609	604,162	383,994

Income before income taxes	85,713	67,175	171,489	143,584
Income taxes	28,732	21,579	56,040	49,086

Net income	$56,981	$45,596	$115,449	$94,498

Earnings per share:
Basic	$0.19	$0.22	$0.44	$0.48
Diluted	$0.19	$0.22	$0.44	$0.47

Weighted average common shares outstanding:
Basic	292,211	205,821	260,259	198,378
Diluted	292,503	206,058	260,689	198,686

Dividends per common share	$0.16	$0.14	$0.48	$0.42
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$56,981	$45,596	$115,449	$94,498

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	13,912	14,150	49,932	114,366
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the period	—	—	(3,956)	—

	13,912	14,150	45,976	114,366

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains on securities transferred during the period	—	—	3,956	—
Less: amortization of net unrealized holding gains to income during the period	(355)	—	(762)	—

	(355)	—	3,194	—

Net unrealized (losses) gains on interest rate swaps designated as cash flow hedges arising during the period	(14,274)	162	(18,775)	332

Amortization of net loss related to pension and post-retirement plans	865	161	1,424	119

Total other comprehensive income	148	14,473	31,819	114,817

Total comprehensive income	$57,129	$60,069	$147,268	$209,315

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

				Accumulated	Common
		Additional		other	stock
	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	capital	earnings	income	ESOP	stock	Total
Balances at January 1, 2011	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070

Net income	—	—	115,449	—	—	—	115,449
Total other comprehensive income, net	—	—	—	31,819	—	—	31,819
Purchases of treasury stock (9,106,000 shares)	—	—	—	—	—	(126,876)	(126,876)
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	940	1,330,612	—	—	—	—	1,331,552
ESOP shares committed to be released (200,802 shares)	—	759	—	—	1,277	—	2,036
Stock-based compensation expense	—	5,670	—	—	—	—	5,670
Excess tax benefit from stock-based compensation	—	291	—	—	—	—	291
Exercise of stock options and restricted stock activity (907,499 shares)	—	(7,958)	(893)	—	—	12,365	3,514
Common stock dividends of $0.48 per share	—	—	(127,850)	—	—	—	(127,850)

Balances at September 30, 2011	$3,091	$3,759,945	$363,376	$89,690	$(19,481)	$(195,946)	$4,000,675

Balances at January 1, 2010	$1,948	$2,128,196	$352,948	$2,514	$(22,382)	$(89,563)	$2,373,661

Net income	—	—	94,498	—	—	—	94,498
Total other comprehensive income, net	—	—	—	114,817	—	—	114,817
Common stock issued for the acquisition of Harleysville National Corporation (20,295,305 shares)	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	(614)	—	—	—	—	(614)
ESOP shares committed to be released (190,842 shares)	—	838	—	—	1,227	—	2,065
Stock-based compensation expense	—	4,066	—	—	—	—	4,066
Excess tax benefit from stock-based compensation	—	827	—	—	—	—	827
Exercise of stock options and restricted stock activity (548,541 shares)	—	(4,458)	(1,888)	—	—	7,398	1,052
Common stock dividends of $0.42 per share	—	—	(83,714)	—	—	—	(83,714)

Balances at September 30, 2010	$2,151	$2,428,555	$361,844	$117,331	$(21,155)	$(82,165)	$2,806,561

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$115,449	$94,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees and discounts, net	3,479	(1,400)
Provision for credit losses	44,707	35,131
Depreciation of premises and equipment	24,395	17,242
Amortization of intangibles	18,958	14,011
Origination of loans held for sale	(482,721)	(441,777)
Proceeds from sales of loans held for sale	441,713	426,098
ESOP and stock based-compensation expense	7,706	6,131
Deferred income tax expense	364	29,785
Other, net	63,126	35,444

Net cash provided by operating activities	237,176	215,163

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	360,436	122,655
Proceeds from sales of securities available for sale	555,078	583,549
Principal payments received on securities available for sale	922,176	714,094
Purchases of securities available for sale	(2,019,747)	(3,227,060)
Principal payments received on securities held to maturity	266,276	165,949
Purchases of securities held to maturity	(87,458)	(204,629)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(27,126)	(43,954)
Purchase of bank owned life insurance	(35,000)	—
Net increase in loans and leases	(795,386)	(181,475)
Acquisitions, net of cash and cash equivalents	(51,344)	1,144,427
Purchases of premises and equipment	(50,940)	(21,885)
Other, net	4,957	10,253

Net cash used in investing activities	(958,078)	(938,076)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,190,524	(255,127)
Repayments of short-term borrowings, net	(322,252)	(457,494)
Proceeds from long-term borrowings	551,966	1,746,534
Repayments of long-term borrowings	(332,585)	(150,000)
Purchases of treasury stock	(126,876)	—
Proceeds from exercise of stock options	6,301	1,216
Excess tax benefit from stock-based compensation	291	827
Dividends paid on common stock	(127,850)	(83,703)

Net cash provided by financing activities	839,519	802,253

Net increase in cash and cash equivalents	118,617	79,340

Cash and cash equivalents at beginning of period	213,820	236,268

Cash and cash equivalents at end of period	$332,437	$315,608

Supplemental disclosures
Cash paid during the period for:
Income taxes	$64,961	$30,209
Interest expense	178,527	125,886

Acquisition of noncash assets and liabilities:
Assets acquired	9,074,250	4,153,049
Liabilities assumed	7,691,354	4,998,057
Other noncash activity:
Securities available for sale purchased not settled	60,042	15,479
Securities transferred from available for sale to held to maturity (at fair value)	1,994,913	—
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. Results for the nine months ended September 30, 2011 do not necessarily reflect the results that may be expected for the year ending December 31, 2011. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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

In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$1,315,786
Cash payments to NewAlliance stockholders	198,681
Fair value of NewAlliance employee stock options	15,766

Total consideration paid	1,530,233

Recognized amounts of identifiable assets acquired and (liablities assumed), at fair value:
Cash and cash equivalents	$126,322
Investment securities available for sale	2,759,329
Loans	5,113,195
Federal Home Loan Bank common stock	120,820
Bank owned life insurance	137,359
Premises and equipment	65,306
Core deposit intangible	23,800
Other assets	193,176
Deposits	(5,312,265)
Borrowings	(2,299,321)
Other liabilities	(76,181)

Total identifiable net assets	851,540

Goodwill	$678,693

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
The fair values of savings and transaction deposit accounts acquired from NewAlliance were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.
The fair value of borrowings, which were largely comprised of Federal Home Loan Bank (“FHLB”) advances, was determined by obtaining settlement quotes from the FHLB.
Direct costs related to the NewAlliance acquisition were expensed as incurred and amounted to $89.5 million for the nine months ended September 30, 2011. Severance costs comprised more than half of these acquisition and integration expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses.

The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2011 under the column “Actual from acquisition date through September 30, 2011.” These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2010 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $89.5 million related to the NewAlliance merger that we incurred during the nine months ended September 30, 2011 are not reflected in the unaudited pro forma amounts. Similarly, merger and acquisition integration costs of $44.0 million related to our April 9, 2010 merger with Harleysville National Corporation that we incurred during the nine months ended September 30, 2010 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2010. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2011 and 2010.

	Actual from acquisition	Pro forma
	date through	nine months ended September 30,
	September 30, 2011	2011	2010

Net interest income	$118,235	$708,302	$614,405
Noninterest income	23,303	194,236	178,407
Net income	37,866	189,079	172,423

Pro forma earnings per share:
Basic		$0.66	$0.64
Diluted		0.66	0.64
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
The fair values of savings and transaction deposit accounts acquired from Harleysville were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The projected cash flows from maturing certificates were calculated based on contractual rates. The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.
The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.

Direct costs related to the Harleysville acquisition were expensed as incurred and amounted to $44.0 million during the nine months ended September 30, 2010. These merger and acquisition integration expenses included salaries and benefits, technology and communications, occupancy and equipment, marketing and advertising, professional services, a contribution to First Niagara Bank Foundation to support charitable giving in Eastern Pennsylvania where the Harleysville branches are located, and other noninterest expenses.
The following table presents financial information regarding the former Harleysville operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2010. The amounts presented do not include merger and acquisition integration costs or a $7.5 million contribution to First Niagara Bank Foundation in support of charitable giving in Eastern Pennsylvania. The following table also presents unaudited pro forma information as if the acquisition of Harleysville had occurred on January 1, 2010. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2010 and cost savings are also not reflected in the unaudited pro forma amounts.

	Actual from acquisition	Pro forma
	date through	Nine months ended
	September 30, 2010	September 30, 2010

Net interest income	$86,121	$464,667
Noninterest income	16,875	145,818
Net income	27,565	86,714

Pro forma earnings per share:
Basic		$0.43
Diluted		0.42
HSBC Bank Branches
On July 30, 2011, First Niagara Bank, N.A., entered into an Agreement with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire, after estimated divestitures, approximately $11.0 billion of deposit liabilities and approximately $2.0 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67% (the “HSBC Acquisition”). Without considering expected proceeds from estimated divestitures, the purchase price totals approximately $1 billion, based on May 31, 2011 balances. The goodwill recorded will be tax deductible. At closing, the Bank will not receive any loans greater than 60 days delinquent. The Bank will also acquire certain wealth management relationships, and approximately $4.3 billion of assets under management of such relationships, of HSBC Securities (USA) Inc. Direct costs related to the HSBC Acquisition are expensed as incurred and amounted to $1.3 million for the three months ended September 30, 2011. We expect to incur approximately $150 million to $175 million in additional pre-tax expenses related to the acquisition, which includes prepayment penalties on borrowings, with the vast majority of these expenses expected to be recognized in the first and second quarters of 2012.
The HSBC Acquisition, which is expected to close in the second quarter of 2012, is subject to receipt of all required governmental approvals. See Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information about the HSBC Acquisition, and see Part II, Item 1A, for a discussion of Risk Factors surrounding the HSBC Acquisition.
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

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$670,071	$18,051	$(184)	$687,938
U.S. Treasury	19,926	674	—	20,600
U.S. government agencies	5,575	4	(8)	5,571
U.S. government sponsored enterprises	477,433	14,399	(286)	491,546
Corporate	336,234	364	(11,622)	324,976
Trust preferred securities	29,733	80	(4,661)	25,152

Total debt securities	1,538,972	33,572	(16,761)	1,555,783

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	94,716	2,959	—	97,675
Federal National Mortgage Association	809,695	24,317	(166)	833,846
Federal Home Loan Mortgage Corporation	718,694	16,852	(68)	735,478
Collateralized mortgage obligations:
Government National Mortgage Association	2,557,310	95,903	(5)	2,653,208
Federal National Mortgage Association	664,925	15,870	(256)	680,539
Federal Home Loan Mortgage Corporation	711,704	20,878	(241)	732,341
Non-agency issued	106,175	1,464	(1,153)	106,486

Total collateralized mortgage obligations	4,040,114	134,115	(1,655)	4,172,574

Total residential mortgage-backed securities	5,663,219	178,243	(1,889)	5,839,573

Commercial mortgage-backed securities:
Non-agency issued	902,775	1,561	(6,756)	897,580

Total mortgage-backed securities	6,565,994	179,804	(8,645)	6,737,153
Asset-backed securities	25,007	200	(9)	25,198
Other	30,849	338	(84)	31,103

Total securities available for sale	$8,160,822	$213,914	$(25,499)	$8,349,237

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,768	$258	$(15)	$7,011
Federal National Mortgage Association	16,603	387	—	16,990
Federal Home Loan Mortgage Corporation	13,890	483	—	14,373

Collateralized mortgage obligations:
Government National Mortgage Association	1,970,888	70,454	—	2,041,342
Federal National Mortgage Association	225,870	8,132	—	234,002
Federal Home Loan Mortgage Corporation	596,725	34,533	—	631,258

Total collateralized mortgage obligations	2,793,483	113,119	—	2,906,602

Total securities held to maturity	$2,830,744	$114,247	$(15)	$2,944,976

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$4,631	$(3,175)	$597,434
U.S. government sponsored enterprises	184,569	3,751	(1,113)	187,207
Corporate	123,475	166	(2,525)	121,116

Total debt securities	904,022	8,548	(6,813)	905,757

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	75,874	1,916	—	77,790
Federal National Mortgage Association	167,355	5,788	(4)	173,139
Federal Home Loan Mortgage Corporation	121,785	4,381	(7)	126,159
Collateralized mortgage obligations:
Government National Mortgage Association	4,462,585	95,351	(9,019)	4,548,917
Federal National Mortgage Association	561,430	14,342	(2,742)	573,030
Federal Home Loan Mortgage Corporation	544,447	11,248	(9,543)	546,152
Non-agency issued	150,243	2,056	(1,525)	150,774

Total collateralized mortgage obligations	5,718,705	122,997	(22,829)	5,818,873

Total residential mortgage-backed securities	6,083,719	135,082	(22,840)	6,195,961

Commercial mortgage-backed securities:
Non-agency issued	162,669	—	—	162,669

Total mortgage-backed securities	6,246,388	135,082	(22,840)	6,358,630
Asset-backed securities	2,755	—	(24)	2,731
Other	22,277	136	(76)	22,337

Total securities available for sale	$7,175,442	$143,766	$(29,753)	$7,289,455

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$497,310	$12,443	$(4,095)	$505,658
Federal National Mortgage Association	244,664	5,857	(960)	249,561
Federal Home Loan Mortgage Corporation	283,750	7,580	(2,746)	288,584

Total securities held to maturity	$1,025,724	$25,880	$(7,801)	$1,043,803

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$31,955	$(117)	$3,903	$(67)	$35,858	$(184)
U.S. government agencies	817	(1)	2,213	(7)	3,030	(8)
U.S. government sponsored enterprises	61,776	(286)	—	—	61,776	(286)
Corporate	273,026	(11,096)	14,692	(526)	287,718	(11,622)
Trust preferred securities	19,318	(3,852)	840	(809)	20,158	(4,661)

Total debt securities	386,892	(15,352)	21,648	(1,409)	408,540	(16,761)

Mortgage-backed securities:

Residential mortgage-backed securities:
Federal National Mortgage Association	41,202	(166)	—	—	41,202	(166)
Federal Home Loan Mortgage Corporation	9,144	(67)	336	(1)	9,480	(68)

Collateralized mortgage obligations:
Government National Mortgage Association	5,974	(5)	—	—	5,974	(5)
Federal National Mortgage Association	78,867	(256)	—	—	78,867	(256)
Federal Home Loan Mortgage Corporation	56,916	(241)	—	—	56,916	(241)
Non-agency issued	42,887	(1,023)	5,515	(130)	48,402	(1,153)

Total collateralized mortgage obligations	184,644	(1,525)	5,515	(130)	190,159	(1,655)

Total residential mortgage-backed securities	234,990	(1,758)	5,851	(131)	240,841	(1,889)

Commercial mortgage-backed securities:
Non-agency issued	579,239	(6,756)	—	—	579,239	(6,756)

Total mortgage-backed securities	814,229	(8,514)	5,851	(131)	820,080	(8,645)

Asset-backed securities	—	—	112	(9)	112	(9)
Other	1,330	(84)	—	—	1,330	(84)

Total securities available for sale in an unrealized loss position	$1,202,451	$(23,950)	$27,611	$(1,549)	$1,230,062	$(25,499)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,183	$(15)	$—	$—	$2,183	$(15)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$209,984	$(3,175)	$—	$—	$209,984	$(3,175)
U.S. government sponsored enterprises	52,467	(1,113)	—	—	52,467	(1,113)
Corporate	96,222	(1,669)	785	(856)	97,007	(2,525)

Total debt securities	358,673	(5,957)	785	(856)	359,458	(6,813)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	798	(4)	—	—	798	(4)
Federal Home Loan Mortgage Corporation	447	(7)	—	—	447	(7)

Collateralized mortgage obligations:
Government National Mortgage Association	473,275	(9,019)	—	—	473,275	(9,019)
Federal National Mortgage Association	38,640	(2,742)	—	—	38,640	(2,742)
Federal Home Loan Mortgage Corporation	148,911	(9,543)	—	—	148,911	(9,543)
Non-agency issued	37,352	(294)	20,923	(1,231)	58,275	(1,525)

Total collateralized mortgage obligations	698,178	(21,598)	20,923	(1,231)	719,101	(22,829)

Total mortgage-backed securities	699,423	(21,609)	20,923	(1,231)	720,346	(22,840)

Asset-backed securities	—	—	2,731	(24)	2,731	(24)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$1,061,290	$(27,642)	$24,439	$(2,111)	$1,085,729	$(29,753)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$72,842	$(4,095)	$—	$—	$72,842	$(4,095)
Federal National Mortgage Association	24,292	(960)	—	—	24,292	(960)
Federal Home Loan Mortgage Corporation	47,254	(2,746)	—	—	47,254	(2,746)

Total securities held to maturity in an unrealized loss position	$144,388	$(7,801)	$—	$—	$144,388	$(7,801)

In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
As of September 30, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. At September 30, 2011, of the 17 non-agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position, two were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 22 non-agency CMOs in an unrealized loss position, eight were in a continuous unrealized loss position for 12 months or more. At September 30, 2011, of the 40 corporate debt securities in an unrealized loss position, three were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 19 corporate debt securities in an unrealized loss position, two were in a continuous unrealized loss position for 12 months or more. As of September 30, 2011, the unrealized losses on our corporate debt securities and non-agency commercial mortgage-backed securities were due to the general widening of credit spreads for these types of securities, causing their fair values to decrease. We have assessed these securities in an unrealized loss position at September 30, 2011 and December 31, 2010 and determined that the declines in fair value below amortized cost were temporary.

Scheduled contractual maturities of our investment securities at September 30, 2011 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$90,338	$90,875
After one year through five years	711,357	720,740
After five years through ten years	676,992	687,511
After ten years	60,285	56,657

Total debt securities	1,538,972	1,555,783

Mortgage-backed securities	9,396,738	9,682,129
Asset-backed securities	25,007	25,198
Other	30,849	31,103

	$10,991,566	$11,294,213

While the contractual maturities of our mortgage-backed securities, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the mortgage-backed, asset-backed, and other securities that we own. The duration of our securities available for sale increased to 4.16 years at September 30, 2011 from 3.73 years at December 31, 2010 as a result of an increase in the weighted average life of our portfolio caused by slowing prepayments in our mortgage-backed securities portfolio, which, in turn, extends the life of the bonds.
At March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity. The transferred securities consisted of residential mortgage-backed securities and CMOs and had net unrealized gains, net of tax, of $4 million on the date of transfer, which will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities. The amortized cost, unrealized gains and losses, and fair value of these transferred investment securities immediately prior to the transfer are as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Residential mortgage-backed securities:
Government National Mortgage Association	$2,207	$80	$—	$2,287
Federal National Mortgage Association	18,283	318	—	18,601
Federal Home Loan Mortgage Corporation	16,100	496	—	16,596

Collateralized mortgage obligations:
Government National Mortgage Association	1,584,892	26,759	(10,663)	1,600,988
Federal National Mortgage Association	6,792	58	—	6,850
Federal Home Loan Mortgage Corporation	359,539	775	(11,443)	348,871

Total collateralized mortgage obligations	1,951,223	27,592	(22,106)	1,956,709

Total residential mortgage-backed securities	$1,987,813	$28,486	$(22,106)	$1,994,193

Note 3. Loans and Leases
The following is a summary of our loans and leases at the dates indicated:

	September 30,	December 31,
	2011	2010
Commercial:
Real estate	$5,666,028	$3,964,106
Construction	482,960	406,751
Business	3,588,733	2,623,079

Total commercial	9,737,721	6,993,936

Residential real estate	4,171,374	1,692,198
Home equity	2,177,772	1,524,570
Other consumer	278,499	272,710

Total loans and leases	16,365,366	10,483,414

Allowance for loan losses	(112,749)	(95,354)

Total loans and leases, net	$16,252,617	$10,388,060

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

	September 30,	December 31,
	2011	2010

Outstanding principal balance	$7,104,887	$2,750,133
Carrying amount	6,940,172	2,649,719
The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated:

Balance at January 1, 2010	$(79,388)
Harleysville acquisition	(412,702)
Accretion	131,166

Balance at December 31, 2010	(360,924)
NewAlliance acquisition	(1,146,587)
Net reclassifications to nonaccretable yield	884
Accretion	210,066

Balance at September 30, 2011	$(1,296,561)

During the first quarter of 2011, we refined our process used to estimate the allowance for loan losses by increasing the granularity of historical net loss experience data utilized for both our commercial and consumer portfolio segments.
Prior to the first quarter of 2011, we estimated a portion of the allowance for loan losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance is enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and loan grade. Our loan grading system is described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q under the heading “Credit Risk.”
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
The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the nine months ended September 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for loan losses	34,087	6,216	882	—	41,185
Charge-offs	(23,495)	(5,158)	(882)	—	(29,535)
Recoveries	4,051	1,694	—	—	5,745

Balance at end of period	$103,644	$9,105	$—	$—	$112,749

Allowance for loan losses:
Individually evaluated for impairment	$6,337	$1,932	$—	$—	$8,269
Collectively evaluated for impairment	97,307	7,173	—	—	104,480

Total	$103,644	$9,105	$—	$—	$112,749

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$88,071	$11,983	$—	$—	$100,054
Collectively evaluated for impairment	6,373,767	2,951,373	—	—	9,325,140
Loans acquired with deteriorated credit quality(1)	—	—	3,275,883	3,664,289	6,940,172

Total	$6,461,838	$2,963,356	$3,275,883	$3,664,289	$16,365,366

2010
Allowance for loan losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for loan losses	31,949	3,182	—	—	35,131
Charge-offs	(28,638)	(2,874)	—	—	(31,512)
Recoveries	1,456	1,154	—	—	2,610

Balance at end of period	$87,580	$6,952	$—	$—	$94,532

Allowance for loan losses:
Individually evaluated for impairment	$9,480	$1,514	$—	$—	$10,994
Collectively evaluated for impairment	78,100	5,438	—	—	83,538

Total	$87,580	$6,952	$—	$—	$94,532

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$64,183	$10,251	$—	$—	$74,434
Collectively evaluated for impairment	4,725,479	2,440,026	—	—	7,165,505
Loans acquired with deteriorated credit quality(1)	—	—	1,767,123	1,066,422	2,833,545

Total	$4,789,662	$2,450,277	$1,767,123	$1,066,422	$10,073,484

(1)	Includes all loans acquired subsequent to January 1, 2009.

The following table presents the activity in our allowance for loan losses for the three months ended September 30:

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total

2011
Allowance for loan losses:
Balance at beginning of period	$99,904	$7,124	$—	$—	$107,028
Provision for loan losses	11,443	2,403	—	—	13,846
Charge-offs	(8,330)	(1,086)	—	—	(9,416)
Recoveries	627	664	—	—	1,291

Balance at end of period	$103,644	$9,105	$—	$—	$112,749

2010
Allowance for loan losses:
Balance at beginning of period	$83,379	$7,030	$—	$—	$90,409
Provision for loan losses	10,466	534	—	—	11,000
Charge-offs	(6,630)	(950)	—	—	(7,580)
Recoveries	365	338	—	—	703

Balance at end of period	$87,580	$6,952	$—	$—	$94,532

As of September 30, 2011, we had a liability for unfunded commitments of $6.4 million, which included $2.9 million in purchase accounting adjustments related to our acquired unfunded commitments. For the three and nine months ending September 30, 2011, we recognized provision for credit losses related to our unfunded commitments of $0.7 million and $3.5 million, respectively.
As of September 30, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows, including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans from our legacy portfolio segment consisted of the following at the dates indicated:

	September 30,	December 31,
	2011	2010
Commercial:
Commercial real estate:
Acquisition and development	$6,615	$1,870
Multifamily	366	3,075
Investment real estate	19,751	24,536
Owner occupied	14,563	14,584

Total commercial real estate	41,295	44,065
Business	18,839	25,819

Total commercial	60,134	69,884

Consumer:
Residential real estate	15,555	14,461
Home equity	5,428	4,605
Other consumer	769	373

Total consumer	21,752	19,439

Total	$81,886	$89,323

The following table details additional information on our nonaccrual loans in our legacy portfolio segment for the nine months ending September 30 and our total troubled debt restructurings (“TDRs”) at September 30:

	2011	2010
Interest income that would have been recorded if nonaccrual loans were performing in accordance with original terms	$4,074	$4,392

Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	45,282	18,932
Nonaccrual	32,680	28,097

Total troubled debt restructurings	$77,962	$47,029

The modifications made to restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments. We generally do not forgive principal when restructuring loans. In accordance with the Financial Accounting Standards Board’s (“FASB”) newly issued, and now effective, accounting guidance for TDRs, we were required to retrospectively reassess all loan modifications that occurred on or after January 1, 2011 for identification as TDRs in the current quarter. As a result of this reassessment, we identified $21 million of additional loan modifications which we began classifying as TDRs under the new guidance in the third quarter of 2011. The recorded investment in these new TDRs as of September 30, 2011 was $18 million.
The $18 million of newly identified TDRs primarily consisted of renewals or extensions of terms to troubled commercial borrowers which were not at market rates. Of these newly identified TDRs, $15 million were accruing interest as of September 30, 2011 as the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments.

The financial effects of our modifications made during the three months and nine months ended September 30, 2011 are below:

		New TDR activity for nine months ending September 30, 2011
	Count of	Post-modification recorded	Pre-modification	Post-modification allowance
	TDRs	investment(1)	allowance for loan losses	for loan losses

Commercial:
Commercial real estate:
Acquisition and development	11	$4,962	$103	$375
Multifamily	4	7,532	194	1,279
Investment real estate	9	10,945	1,752	165
Owner occupied	6	2,444	266	135

Total commercial real estate	30	25,883	2,315	1,954
Business	21	16,612	2,075	110

Total commercial	51	42,495	4,390	2,064
Consumer:
Residential real estate	28	3,190	3	383
Home Equity	6	326	1	68
Consumer	1	10	—	1

Total	86	$46,021	$4,394	$2,516

	New TDR activity for three months ending September 30, 2011(2)
	Count of	Post-modification recorded	Pre-modification	Post-modification allowance
	TDRs	investment	allowance for loan losses	for loan losses
Commercial:
Commercial real estate:
Acquisition and development	11	$4,962	$103	$375
Multifamily	3	4,735	176	1,279
Investment real estate	9	10,945	1,752	165
Owner occupied	5	2,227	266	135

Total commercial real estate	28	22,869	2,297	1,954
Business	18	15,123	1,901	110

Total commercial	46	37,992	4,198	2,064
Consumer:
Residential real estate	7	758	—	157
Home Equity	4	141	—	17
Consumer	1	10	—	1

Total	58	$38,901	$4,198	$2,239

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructuring is not significant.

(2)	New TDR activity includes newly identified TDRs resulting from the application of the new TDR accounting guidance.
The recorded investment in loans modified within 12 months of the balance sheet date and for which there was a payment default during the period is shown below:

	TDRs with payment default during	TDRs with payment default during
	nine months ending	three months ending
	September 30, 2011(1)	September 30, 2011(1)

Commercial:
Commercial real estate:
Acquisition and development	$7,827	$1,903
Multifamily	—	—
Investment real estate	617	—
Owner occupied	346	346

Total commercial real estate	8,790	2,249
Business	1,252	1,252

Total commercial	10,042	3,501
Consumer:
Residential real estate	682	220

Total	$10,724	$3,721

(1)	All such loans were on nonaccrual status as of September 30, 2011

The following table details the amount of our legacy impaired loans by class with no related allowance for loan losses, as well as the amount of impaired loans for which there is a related allowance for loan losses as of September 30, 2011 and December 31, 2010. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value which is based on the fair value of the collateral. At September 30, 2011, the carrying value of our impaired loans, less any related allowance for loan losses, is 68% of the loans’ contractual principal balance.

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance

With no related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$4,605	$4,621	$—	$311	$311	$—
Multifamily	2,779	4,348	—	2,243	7,783	—
Investment real estate	20,191	27,437	—	7,767	14,442	—
Owner occupied	11,915	15,510	—	4,662	7,315	—

Total commercial real estate	39,490	51,916	—	14,983	29,851	—
Business	18,179	23,824	—	6,154	9,403	—

Total commercial	57,669	75,740	—	21,137	39,254	—
Consumer:
Residential real estate	221	219	—	8,855	8,794	—

Total	$57,890	$75,959	$—	$29,992	$48,048	$—

With a related allowance recorded:
Commercial:
Commercial real estate:
Acquisition and development	$5,503	$7,537	$822	$8,012	$8,512	$443
Multifamily	4,736	8,190	1,279	388	397	15
Investment real estate	8,084	13,614	229	17,451	21,413	1,786
Owner occupied	3,026	3,365	444	7,365	7,481	1,482

Total commercial real estate	21,349	32,706	2,774	33,216	37,803	3,726
Business	9,053	13,695	3,563	17,388	17,599	1,594

Total commercial	30,402	46,401	6,337	50,604	55,402	5,320
Consumer:
Residential real estate	11,178	12,429	1,813	2,270	2,302	173
Home Equity	575	573	118	—	—	—
Consumer	9	9	1	—	—	—

Total consumer	11,762	13,011	1,932	2,270	2,302	173

Total	$42,164	$59,412	$8,269	$52,874	$57,704	$5,493

Total
Commercial:
Commercial real estate:
Acquisition and development	$10,108	$12,158	$822	$8,323	$8,823	$443
Multifamily	7,515	12,538	1,279	2,631	8,180	15
Investment real estate	28,275	41,051	229	25,218	35,855	1,786
Owner occupied	14,941	18,875	444	12,027	14,796	1,482

Total commercial real estate	60,839	84,622	2,774	48,199	67,654	3,726
Business	27,232	37,519	3,563	23,542	27,002	1,594

Total commercial	88,071	122,141	6,337	71,741	94,656	5,320
Consumer:
Residential real estate	11,399	12,648	1,813	11,125	11,096	173
Home Equity	575	573	118	—	—	—
Consumer	9	9	1	—	—	—

Total consumer	11,983	13,230	1,932	11,125	11,096	173

Total	$100,054	$135,371	$8,269	$82,866	$105,752	$5,493

At September 30, 2011 and December 31, 2010, nonaccrual loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest due to the satisfactory performance of the borrowers under the restructured terms of the loans. Also contributing to the difference are nonaccrual commercial loans less than $200 thousand and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
September 30, 2011:
Nonaccrual loans	$60,134	$21,752	$81,886
Plus: Accruing TDRs	35,185	10,097	45,282
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(7,248)	(19,866)	(27,114)

Total impaired loans	$88,071	$11,983	$100,054

December 31, 2010:
Nonaccrual loans	$69,884	$19,439	$89,323
Plus: Accruing TDRs	10,713	10,894	21,607
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(8,856)	(19,208)	(28,064)

Total impaired loans	$71,741	$11,125	$82,866

The following table details the average recorded investment and interest income recognized for our impaired loans for the nine months ended September 30:

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized

Commercial:
Commercial real estate:
Acquisition and development	$11,481	$191	$9,271	$319
Multifamily	7,541	334	1,878	—
Investment real estate	26,540	365	25,705	37
Owner occupied	16,534	122	10,992	54

Total commercial real estate	62,096	1,012	47,846	410
Business	29,414	308	19,048	28

Total commercial	91,510	1,320	66,894	438
Consumer:
Residential real estate	12,762	449	9,656	70
Home Equity	582	7	—	—
Consumer	10	—	—	—

Total	$104,864	$1,776	$76,550	$508

The following table details the average recorded investment and interest income recognized for our impaired loans for the three months ending September 30:

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized

Commercial:
Commercial real estate:
Acquisition and development	$8,282	$133	$7,189	$121
Multifamily	5,228	268	2,279	—
Investment real estate	24,532	320	25,621	5
Owner occupied	14,529	101	9,242	6

Total commercial real estate	52,571	822	44,331	132
Business	22,671	273	12,254	5

Total commercial	75,242	1,095	56,585	137
Consumer:
Residential real estate	11,929	161	10,189	8
Home Equity	287	7	—	—
Consumer	5	—	—	—

Total	$87,463	$1,263	$66,774	$145

The following table contains an aging analysis of our loans by class at the dates indicated:

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
September 30, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing(1)
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$780	$780	$100,866	$101,646	$—
Multifamily	—	128	174	302	1,121,436	1,121,738	—
Investment real estate	8,561	—	10,175	18,736	1,535,731	1,554,467	—
Owner occupied	2,882	861	9,272	13,015	1,002,771	1,015,786	—

Total commercial real estate	11,443	989	20,401	32,833	3,760,804	3,793,637	—
Business	7,673	675	8,130	16,478	2,651,723	2,668,201	—

Total commercial	19,116	1,664	28,531	49,311	6,412,527	6,461,838	—

Consumer:
Residential real estate	8,414	5,009	14,143	27,566	1,686,248	1,713,814	—
Home equity	2,471	2,335	4,781	9,587	1,077,327	1,086,914	—
Other consumer	1,237	455	719	2,411	160,217	162,628	—

Total consumer	12,122	7,799	19,643	39,564	2,923,792	2,963,356	—

Total	$31,238	$9,463	$48,174	$88,875	$9,336,318	$9,425,193	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$12	$—	$1,173	$1,185	$12,791	$13,976	$1,173
Multifamily	188	—	998	1,186	226,709	227,895	998
Investment real estate	8,638	18,481	35,849	62,968	1,282,089	1,345,057	35,849
Owner occupied	4,255	1,566	11,906	17,727	750,696	768,423	11,906

Total commercial real estate	13,093	20,047	49,926	83,066	2,272,285	2,355,351	49,926
Business	5,176	555	11,874	17,605	902,927	920,532	11,874

Total commercial	18,269	20,602	61,800	100,671	3,175,212	3,275,883	61,800

Consumer:
Residential real estate	20,306	10,082	62,124	92,512	2,365,048	2,457,560	62,124
Home equity	8,482	4,973	17,352	30,807	1,060,051	1,090,858	17,352
Other consumer	2,301	1,112	1,994	5,407	110,464	115,871	1,994

Total consumer	31,089	16,167	81,470	128,726	3,535,563	3,664,289	81,470

Total	$49,358	$36,769	$143,270	$229,397	$6,710,776	$6,940,173	$143,270

(1)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing(1)

Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	$—	$—	$1,722	$1,722	$112,102	$113,824	$—
Multifamily	—	—	601	601	948,519	949,120	—
Investment real estate	954	750	17,891	19,595	1,521,444	1,541,039	—
Owner occupied	347	604	9,477	10,428	749,393	759,821	—

Total commercial real estate	1,301	1,354	29,691	32,346	3,331,458	3,363,804	—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	$3,840	$1,355	$1,355	$6,550	$14,797	$21,347	$1,355
Multifamily	—	—	190	190	133,291	133,481	190
Investment real estate	1,554	422	23,770	25,746	295,349	321,095	23,770
Owner occupied	1,481	497	7,344	9,322	521,808	531,130	7,344

Total commercial real estate	6,875	2,274	32,659	41,808	965,245	1,007,053	32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

(1)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The following table presents additional information about the credit quality of our commercial portfolio segment at the dates indicated:

	Commercial real estate
	Acquisition and		Investment	Owner			Percent of
	development	Multifamily	real estate	occupied	Business	Total	Total

September 30, 2011
Legacy loans:
Pass	$27,538	$1,082,718	$1,367,774	$890,123	$2,411,856	$5,780,009	89.4%
Criticized:(1)
Accrual	67,493	38,654	166,942	111,100	237,506	621,695	9.6%
Nonaccrual	6,615	366	19,751	14,563	18,839	60,134	1.0%

Total criticized	74,108	39,020	186,693	125,663	256,345	681,829	10.6%

Total	$101,646	$1,121,738	$1,554,467	$1,015,786	$2,668,201	$6,461,838	100.0%

Acquired loans:
Pass	$1,339	$196,800	$1,189,449	$623,496	$771,972	$2,783,056	85.0%
Criticized:(1)
Accrual	12,637	31,095	155,608	144,927	148,560	492,827	15.0%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	12,637	31,095	155,608	144,927	148,560	492,827	15.0%

Total	$13,976	$227,895	$1,345,057	$768,423	$920,532	$3,275,883	100.0%

December 31, 2010
Legacy loans:
Pass	$31,533	$918,441	$1,358,263	$680,764	$1,753,412	$4,742,413	88.9%
Criticized:(1)
Accrual	80,421	27,604	158,240	64,473	192,138	522,876	9.8%
Nonaccrual	1,870	3,075	24,536	14,584	25,819	69,884	1.3%

Total criticized	82,291	30,679	182,776	79,057	217,957	592,760	11.1%

Total	$113,824	$949,120	$1,541,039	$759,821	$1,971,369	$5,335,173	100.0%

Acquired loans:
Pass	$691	$131,155	$235,973	$443,856	$546,433	$1,358,108	81.9%
Criticized:(1)
Accrual	20,656	2,326	85,122	87,274	105,277	300,655	18.1%
Nonaccrual(2)	—	—	—	—	—	—	—

Total criticized	20,656	2,326	85,122	87,274	105,277	300,655	18.1%

Total	$21,347	$133,481	$321,095	$531,130	$651,710	$1,658,763	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(2)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Borrower FICO scores are a credit quality indicator that provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and are presented in the table below at the dates indicated:

	Residential	Home	Other		Percent of
	real estate	equity	consumer	Total	Total
September 30, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,369,354	$840,937	$81,979	$2,292,270	77.4%
660-700	159,562	130,082	24,800	314,444	10.6%
620-660	71,873	53,584	13,582	139,039	4.7%
580-620	39,714	25,383	7,089	72,186	2.4%
Less than 580	62,114	31,816	10,821	104,751	3.5%
No score	11,197	5,112	24,357	40,666	1.4%

Total	$1,713,814	$1,086,914	$162,628	$2,963,356	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,770,670	$798,184	$51,049	$2,619,903	71.4%
660-700	185,891	110,071	18,020	313,982	8.6%
620-660	91,796	61,910	8,239	161,945	4.4%
580-620	257,873	36,656	5,421	299,950	8.2%
Less than 580	109,743	58,594	9,636	177,973	4.9%
No score	41,587	25,443	23,506	90,536	2.5%

Total	$2,457,560	$1,090,858	$115,871	$3,664,289	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9%
620-660	73,488	45,887	13,242	132,617	5.3%
580-620	40,409	20,530	7,673	68,612	2.7%
Less than 580	67,096	32,867	11,320	111,283	4.5%
No score	15,643	7,081	21,956	44,680	1.8%

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4%
620-660	15,272	34,267	9,253	58,792	5.9%
580-620	17,482	26,287	5,516	49,285	5.0%
Less than 580	22,859	46,528	11,511	80,898	8.2%
No score	39,825	28,526	25,857	94,208	9.5%

Total	$265,125	$600,853	$124,978	$990,956	100.0%

Information about residential mortgage loans we service for others is as follows at the dates indicated:

	September 30,	December 31,
	2011	2010
Mortgages serviced for others	$1,922,592	$1,554,083
Mortgage servicing rights	15,162	12,591

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
Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional		Notional
	amount	Fair value(1)	amount	Fair value(2)
September 30, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,815,440	$27,894

Derivatives not designated as hedging instruments:
Interest rate swap agreements	758,338	54,252	758,338	54,915

Total derivatives	$758,338	$54,252	$2,573,778	$82,809

December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$500,000	$5,856	$65,912	$3,040

Derivatives not designated as hedging instruments:
Interest rate swap agreements	416,520	24,331	416,520	24,466

Total derivatives	$916,520	$30,187	$482,432	$27,506

(1)	Included in Other assets in our Consolidated Statements of Condition.

(2)	Included in Other liabilities in our Consolidated Statements of Condition.
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
We have also entered into interest rate swaps to offset the variability in the interest cash outflows of London Inter-Bank Offered Rate (“LIBOR”) based borrowings, including forward starting swaps to hedge our planned issuance of senior and subordinated debt. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2013 to 2021. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. During the next twelve months, we expect to reclassify $11.9 million of pre-tax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates. In connection with our cash flow hedges, we provided $11.9 million of cash collateral to our counterparties as of September 30, 2011, which we have offset against the fair value liabilities of our derivatives designated in cash flow hedging relationships in our Consolidated Statements of Condition.

The following tables present information about amounts recognized for our derivative financial instruments designated in hedging relationships for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
Fair Value Hedges(1)	2011	2010	2011	2010
Interest rate swap agreements:
Amount of (loss) gain on derivative instruments (2)	$(404)	$(4)	$(395)	$(482)

(1)	Hedged items in designated fair value relationships are loans.

(2)	Recognized in other noninterest income in our Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
Cash Flow Hedges	2011	2010	2011	2010
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(14,274)	$162	$(18,775)	$332

Amount of loss on derivatives reclassified from other comprehensive income to income(1)	(2,241)	(382)	(4,860)	(1,163)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.
Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for as free standing derivatives. We manage our exposure to such interest rate swaps by simultaneously entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognize revenue for this service that we provide our customers, as indicated in the table below.
The following table presents the revenue earned and recognized in other noninterest income in our Consolidated Statements of Income for our customer swaps due to changes in fair value for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
Derivative revenue	$2,458	$(306)	$5,278	$(238)

Note 5. Income Taxes
Our net deferred tax asset totaled $158 million and $123 million at September 30, 2011 and December 31, 2010, respectively. The increase primarily relates to the acquisition of deferred tax assets from NewAlliance partially offset by deferred tax liabilities resulting from the increase in the unrealized gain on securities available for sale.
A reconciliation of the beginning and ending amount of our liability for uncertain tax positions is as follows for the nine months ended September 30, 2011:

Balance at beginning of period	$8,299
Additions for tax positions of prior year recorded due to current year acquisitions	260
Reductions for tax positions of prior years	(6,089)
Reductions as a result of the lapse of the applicable statute of limitations	(101)

Balance at end of period	$2,369

The reduction in the balance of the liability for uncertain tax positions for prior years for the nine months ended September 30, 2011 relates to a revision of an uncertain tax position. Of this reduction, $4 million was recorded as a decrease in goodwill and $2 million was reclassified as a deferred tax asset valuation allowance. Additionally, related to this reduction, there was a $1 million decrease in income tax expense for the nine months ended September 30, 2011 due to the reversal of accrued interest.
Note 6. Restructuring Charges
As a result of our recent acquisitions, management has adjusted certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania; consolidated certain back office facilities; and restructured our back office infrastructure and operations.
These efforts commenced in 2011 and resulted in expenses of $16.3 million and $29.0 million in the three and nine months ended September 30, 2011, respectively. Concerning our plans to adjust our branch network, we recognized $4.5 million in the quarter ended September 30, 2011. For our plans to exit other acquired facilities, mostly in Eastern Pennsylvania, we recognized $5.2 million in the quarter ended September 30, 2011. Finally, for actions to restructure our back office services, we recognized $6.6 million in the quarter ended September 30, 2011. We expect to recognize, evenly over the next two quarters, approximately $5 million to $10 million related to these restructuring activities, resulting in lower overall restructuring expenses than originally estimated by $20 million to $25 million, due primarily to lower than expected lease exit costs. We expect that this restructuring effort will be completed by March 31, 2012. This activity is all attributable to our banking segment.
The activity in the restructuring reserve and related expenses is presented as follows for the periods indicated (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Expense	Liability	Expense	Liability
Beginning balance		$3,045		$—

Severance and other employee related costs	569	569	2,511	2,511
Lease exit costs	7,640	7,640	10,738	10,738
Other exit costs, professional services, and other	4,317	4,317	7,900	7,900

Total accrued	12,526	12,526	21,149	21,149

Payments related to:
Severance and other employee realted costs		(700)		(1,334)
Lease exit costs		(1,898)		(3,659)
Other exit costs, professional services, and other		(4,317)		(7,500)

Restructuring reserve		$8,656		$8,656

Other restructuring expense:
Asset write-offs and disposals	3,800		7,889

Total restructuring charges	$16,326		$29,038

Note 7. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$56,981	$45,596	$115,449	$94,498
Less income allocable to unvested restricted stock awards	156	108	351	232

Net income allocable to common stockholders	$56,825	$45,488	$115,098	$94,266

Weighted average common shares outstanding:
Total shares issued	309,090	215,106	272,942	207,820
Unallocated employee stock ownership plan shares	(2,487)	(2,742)	(2,556)	(2,801)
Unvested restricted stock awards	(800)	(489)	(717)	(483)
Treasury shares	(13,592)	(6,054)	(9,410)	(6,158)

Total basic weighted average common shares outstanding	292,211	205,821	260,259	198,378

Incremental shares from assumed exercise of stock options	19	22	165	104
Incremental shares from assumed vesting of restricted stock awards	273	215	265	204

Total diluted weighted average common shares outstanding	292,503	206,058	260,689	198,686

Basic earnings per common share	$0.19	$0.22	$0.44	$0.48

Diluted earnings per common share	$0.19	$0.22	$0.44	$0.47

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,333	3,319	9,285	1,841

Note 8. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the nine months ended September 30:

	Pretax	Income taxes	Net
2011:
Securities available for sale:
Net unrealized holding gains arising during the period	$80,782	$30,850	$49,932
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)

Net unrealized gains on securities available for sale	74,402	28,426	45,976

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the period	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income during the period	(1,230)	(468)	(762)

	5,150	1,956	3,194

Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(35,175)	(13,387)	(21,788)
Reclassification adjustment for realized losses included in net income	4,860	1,847	3,013

Net unrealized losses on interest rate swaps designated as cash flow hedges	(30,315)	(11,540)	(18,775)

Amortization of net loss related to pension and post-retirement plans	999	(425)	1,424

Total other comprehensive income	$50,236	$18,417	$31,819

2010:
Securities available for sale:
Unrealized holding gains arising during the period	$183,732	$69,366	$114,366
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(578)	(189)	(389)
Reclassification adjustment for realized losses included in net income	1,163	442	721

Net unrealized gains on interest rate swaps designated as cash flow hedges	585	253	332
Amortization of net loss related to pension and post-retirement plans	776	657	119

Total other comprehensive income	$185,093	$70,276	$114,817

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

		Net unrealized gains
		on securities	Unrealized gains (losses)
	Net unrealized gains	transferred from	on interest rate swaps
	on securities	available for sale to	designated as cash flow	Defined benefit
	available for sale	held to maturity	hedges	plans	Total
Balance, January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	45,976	3,194	(18,775)	1,424	31,819

Balance September 30, 2011	$116,666	$3,194	$(15,797)	$(14,373)	$89,690

Balance, January 1, 2010	$17,206	$—	$(1,154)	$(13,538)	$2,514
Period change, net of tax	114,366	—	332	119	114,817

Balance September 30, 2010	$131,572	$—	$(822)	$(13,419)	$117,331

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
September 30, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$687,938	$—	$687,938	$—
U.S. Treasury	20,600	20,600	—	—
U.S. government agencies	5,571	—	5,571	—
U.S. government sponsored enterprises	491,546	—	491,546	—
Corporate	324,976	—	324,976	—
Trust preferred securities	25,152	—	—	25,152

Total debt securities	1,555,783	20,600	1,510,031	25,152

Mortgage-backed securities:

Residential mortgage-backed securities:
Government National Mortgage Association	97,675	—	97,675	—
Federal National Mortgage Association	833,846	—	833,846	—
Federal Home Loan Mortgage Corporation	735,478	—	735,478	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,653,208	—	2,653,208	—
Federal National Mortgage Association	680,539	—	680,539	—
Federal Home Loan Mortgage Corporation	732,341	—	732,341	—
Non-agency issued	106,486	—	106,486	—

Total collateralized mortgage obligations	4,172,574	—	4,172,574	—

Total residential mortgage-backed securities	5,839,573	—	5,839,573	—
Commercial mortgage-backed securities:
Non-agency issued	897,580	—	897,580	—

Total mortgage-backed securities	6,737,153	—	6,737,153	—

Asset-backed securities	25,198	—	25,198	—
Other	31,103	15,003	16,100	—

Total securities available for sale	8,349,237	35,603	8,288,482	25,152

Loans held for sale (1)	79,820	—	79,820	—

Interest rate swaps	54,252	—	54,252	—

Total assets	$8,483,309	$35,603	$8,422,554	$25,152

Liabilities:
Interest rate swaps	$82,809	$—	$82,809	$—

(1)	Represents loans for which we have elected the fair value option

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2011. However, as described in Note 2, Investment Securities, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as of March 31, 2011. All such securities were classified as Level 2 fair value measurements. These securities, which were transferred at fair value, are not included in the table above and will no longer be recorded at fair value on a recurring basis in our Statement of Financial Condition.

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

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2010.
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
Due to the lack of observable market data, we have classified our trust preferred securities in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services including brokers.

Loans held for sale
Beginning in the second quarter of 2011, we have generally elected the fair value option upon origination of residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest income — Loans and leases in our Consolidated Statements of Income. As of December 31, 2010, we had not elected the fair value option for any of the loans in our held for sale portfolio. Information about our loans held for sale, for which we elected the fair value option, is presented below for the third quarter of 2011:

Fair value carrying
	Fair value carrying	Aggregate unpaid principal	amount less aggregate
At September 30, 2011	amount	balance	unpaid principal balance
Loans held for sale
Total loans	$79,820	$76,257	$3,563
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
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
Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the nine months ended September 30:

	2011	2010
Balance at beginning of period	$919	$480
NewAlliance acquisition	27,924	—
(Losses) gains included in other comprehensive income	(3,691)	404

Balance at end of period	$25,152	$884

There were no gains or losses during the nine months ended September 30, 2011 and 2010 included in earnings related to any item classified as level 3 on a recurring basis in the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2011
Collateral dependent impaired loans	$20,289	$—	$8,750	$11,539	$(9,117)

2010
Collateral dependent impaired loans	$62,652	$—	$62,652	$—	$(10,674)

Collateral Dependent Impaired Loans
We record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance is created through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraisal value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved appraiser. Updated appraisals are obtained at least every 18 to 24 months. An appraisal may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral.
During the nine months ended September 30, 2011 we recorded an increase of $9.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $20.3 million at September 30, 2011. During the nine months ended September 30, 2010 we recorded a net increase of $10.7 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $62.7 million at September 30, 2010.
Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2011		December 31, 2010
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$332,437	$332,437	$213,820	$213,820
Investment securities available for sale	8,349,237	8,349,237	7,289,455	7,289,455
Investment securities held to maturity	2,830,744	2,944,976	1,025,724	1,043,803
Federal Home Loan Bank and Federal Reserve Bank common stock	331,747	331,747	183,800	183,800
Loans held for sale	79,820	79,820	37,977	38,357
Loans and leases, net	16,252,617	16,545,488	10,388,060	10,422,730
Mortgage servicing rights	15,162	16,815	12,591	13,178
Interest rate swap agreements	54,252	54,252	30,187	30,187
Accrued interest receivable	102,289	102,289	70,233	70,233

Financial liabilities:
Deposits	$19,624,177	$19,687,579	$13,148,844	$13,110,504
Borrowings	7,085,343	7,223,869	4,893,474	4,885,827
Interest rate swap agreements	82,809	82,809	27,506	27,506
Accrued interest payable	19,560	19,560	13,821	13,821
Our fair value estimates are based on our existing on — and off — balance sheet financial instruments without attempting to estimate the value of any anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax impact related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.
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

Investment Securities
The fair value estimates of investment securities are based on quoted market prices of identical securities, where available. However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities. Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from third parties.
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
Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
Three months ended:	Banking	services	total
September 30, 2011:
Net interest income	$235,461	$(32)	$235,429
Provision for credit losses	14,500	—	14,500

Net interest income after provision for credit losses	220,961	(32)	220,929
Noninterest income	51,656	16,999	68,655
Amortization of core deposit and other intangibles	5,533	1,363	6,896
Other noninterest expense	184,098	12,877	196,975

Income before income taxes	82,986	2,727	85,713
Income tax expense	27,696	1,036	28,732

Net income	$55,290	$1,691	$56,981

September 30, 2010:
Net interest income	$161,279	$—	$161,279
Provision for credit losses	11,000	—	11,000

Net interest income after provision for credit losses	150,279	—	150,279
Noninterest income	36,343	13,162	49,505
Amortization of core deposit and other intangibles	4,757	696	5,453
Other noninterest expense	115,933	11,223	127,156

Income before income taxes	65,932	1,243	67,175
Income tax expense	21,082	497	21,579

Net income	$44,850	$746	$45,596

		Financial	Consolidated
Nine months ended:	Banking	services	total
September 30, 2011:
Net interest income	$638,921	$(187)	$638,734
Provision for credit losses	44,707	—	44,707

Net interest income after provision for credit losses	594,214	(187)	594,027
Noninterest income	132,030	49,594	181,624
Amortization of core deposit and other intangibles	15,329	3,629	18,958
Other noninterest expense	545,310	39,894	585,204

Income before income taxes	165,605	5,884	171,489
Income tax expense	53,804	2,236	56,040

Net income	$111,801	$3,648	$115,449

September 30, 2010:
Net interest income	$430,206	$—	$430,206
Provision for credit losses	35,131	—	35,131

Net interest income after provision for credit losses	395,075	—	395,075
Noninterest income	94,824	37,679	132,503
Amortization of core deposit and other intangibles	11,969	2,042	14,011
Other noninterest expense	338,766	31,217	369,983

Income before income taxes	139,164	4,420	143,584
Income tax expense	47,319	1,767	49,086

Net income	$91,845	$2,653	$94,498

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in both this Quarterly Report on 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company (the “Company”), subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2011, we had $31.2 billion in assets, $19.6 billion in deposits, and 332 full-service branch locations across Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
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
On July 30, 2011, First Niagara Bank, N.A., entered into an Agreement with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire, after estimated divestitures, approximately $11.0 billion of deposit liabilities and approximately $2.0 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67% (the “HSBC Acquisition”). Without considering expected proceeds from estimated divestitures, the purchase price totals approximately $1 billion, based on May 31, 2011 balances. The goodwill recorded will be tax deductible. At closing, the Bank will not receive any loans greater than 60 days delinquent. The Bank will also acquire certain wealth management relationships, and approximately $4.3 billion of assets under management of such relationships, of HSBC Securities (USA) Inc. Direct costs related to the HSBC Acquisition are expensed as incurred and amounted to $1.3 million for the three months ended September 30, 2011. We expect to incur approximately $150 million to $175 million in additional pre-tax expenses related to the acquisition, which includes prepayment penalties on borrowings, with the vast majority of these expenses expected to be recognized in the first and second quarters of 2012. The HSBC Acquisition, which is expected to close in the second quarter of 2012, is subject to receipt of required governmental approvals, including the approval of the Office of the Comptroller of the Currency, and Department of Justice (“DOJ”) antitrust approvals (or expirations of waiting periods).
We have provided all necessary data to the DOJ and continue to expect that the required divestitures will be consistent with our original $1.6 billion estimate. We expect final DOJ approval in the near term and will commence marketing both the DOJ required divestitures and the divestiture of certain branches in select locations that are outside of our strategic focus following the receipt of the final approval.
The macroeconomic environment has changed significantly since the announcement of the HSBC Acquisition in ways that will currently preclude achieving certain original acquisition assumptions. Interest rates have fallen to historical lows, and capital markets, particularly in the banking sector, have been depressed and unusually volatile. We are currently assessing all our options including but not limited to offering a mix of common stock, preferred stock, convertible securities, and senior and subordinated debt, reducing the size of our balance sheet and the timing and price expected for both the DOJ divestitures and the divestiture of certain branches in select locations that are outside of our strategic focus. However, we continue to intend to use the cash received in the HSBC Acquisition to pay down borrowings as well as purchase investment securities. When we announced the transaction on July 31, 2011, we anticipated investment yields for securities we would purchase to be approximately 4.25%; however, due to current market conditions, we currently expect these investment yields to be approximately 3.5%.
See Part II, Item 1A, for a discussion of Risk Factors surrounding the HSBC Acquisition.
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
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. This net interest spread is also sensitive to conditions that are beyond our control, such as inflation, economic growth and unemployment, as well as policies of the federal government and its regulatory agencies. We manage our interest rate risk as described in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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

During the third quarter of 2011 the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and take certain actions designed to lower longer-term interest rates, referred to as “Operation Twist”. This action had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer-term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. These reductions in yields directly impacted our net interest income in three important ways: first, it reduced the yields on our assets which we were not able to fully offset by reducing the cost of our liabilities; second, it caused borrowers to repay their fixed rate loans at a faster rate; and third, it reduced the rates at which cash flows from these repayments could be reinvested. Additionally, the actions by the Federal Reserve were interpreted by investors as signaling a pessimistic bias toward the outlook of the direction of the US economy.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts; therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.
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
Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.
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
Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.
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
Prior to the first quarter of 2011, we estimated a portion of the allowance for loan losses within our commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. As our commercial portfolio continues to grow, we believe that our estimate of the allowance would be enhanced through application of loss rates at a more granular level. Accordingly, we now estimate the allowance for these loans considering its type and loan grade. Our loan grading system is described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q under the heading “Credit Risk.”
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
The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.
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

Investment Securities
As of September 30, 2011, our available for sale and held to maturity investment securities totaled $11.2 billion, or 36% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. We review the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at September 30, 2011 or December 31, 2010. Where sufficient information is not available to the pricing services to produce a reliable valuation, fair value is based on broker quotes. Approximately 1.2% of the fair value of our portfolio at September 30, 2011 was valued using broker quotes.
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
Our investment securities portfolio includes residential mortgage backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method.
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
The aggregate fair market values of these units are compared to our market capitalization, based on current stock prices, as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
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

SELECTED FINANCIAL DATA

	2011				2010
At or for the quarter ended	September 30,	June 30,	March 31		December 31	September 30
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$31,209,507	$30,889,646	$21,439,845		$21,083,853	$20,871,540
Loans and leases, net	16,252,617	16,062,197	10,611,117		10,388,060	9,978,952
Investment securities:
Available for sale	8,349,237	8,219,695	5,424,731	(1)	7,289,455	7,341,505
Held to maturity	2,830,744	2,939,933	3,030,320	(1)	1,025,724	1,125,184
Goodwill and other intangibles	1,812,628	1,829,712	1,108,811		1,114,144	1,099,446
Deposits	19,624,177	18,900,495	13,455,823		13,148,844	13,395,183
Borrowings	7,085,343	7,600,926	4,904,053		4,893,474	4,343,120
Stockholders’ equity	$4,000,675	$3,992,835	$2,775,032		$2,765,070	$2,806,561
Common shares outstanding	294,898	295,245	209,432		209,112	209,059

Selected operations data:
Interest income	$287,147	$277,370	$208,884		$205,320	$200,636
Interest expense	51,718	46,933	36,016		37,772	39,357

Net interest income	235,429	230,437	172,868		167,548	161,279
Provision for credit losses	14,500	17,307	12,900		13,500	11,000

Net interest income after provision for credit losses	220,929	213,130	159,968		154,048	150,279
Noninterest income	68,655	60,895	52,074		54,112	49,505
Noninterest expense(2)	203,871	255,141	145,150		139,334	132,609

Income before income taxes	85,713	18,884	66,892		68,826	67,175
Income tax expense	28,732	5,334	21,974		22,971	21,579

Net income	$56,981	$13,550	$44,918		$45,855	$45,596

Stock and related per share data:
Earnings per common share:
Basic	$0.19	$0.05	$0.22		$0.22	$0.22
Diluted	0.19	0.05	0.22		0.22	0.22
Cash dividends	0.16	0.16	0.16		0.15	0.14
Book value	13.72	13.68	13.45		13.42	13.63
Tangible book value per share(3)	7.50	7.41	8.08		8.01	8.29
Market Price (NASDAQ: FNFG):
High	13.59	14.54	15.10		14.40	13.79
Low	9.15	13.02	13.54		11.51	11.23
Close	$9.15	$13.20	$13.58		$13.98	$11.65

(1)	As of March 31, 2011 we transferred $2.0 billion of investment securities classified as available for sale to a held to maturity classification. See Note 2, Investment Securities.

(2)	Noninterest expense includes expenses related to our merger and acquisition integration or restructuring activities of $25 million, $88 million, $7 million, $6 million, and $2 million for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

(3)	Tangible book value per share excludes goodwill and other intangible assets of $1.8 billion, $1.8 billion, $1.1 billion, $1.1 billion, and $1.1 billion, as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively, as well as unallocated ESOP shares and unvested restricted stock shares. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

	2011			2010
At or for the quarter ended	September 30,	June 30	March 31	December 31	September 30
	(Dollar amounts in thousands)
Selected financial ratios and other data:

Performance ratios(1):
Return on average assets	0.73%	0.19%	0.86%	0.87%	0.88%
Return on average equity	5.61	1.42	6.56	6.46	6.44
Return on average tangible equity(2)	10.28	2.59	10.94	10.64	10.59

Net interest rate spread	3.35	3.53	3.68	3.52	3.47
Net interest rate margin	3.48	3.65	3.80	3.65	3.61
Efficiency ratio (3)	67.0	87.6	64.5	62.9	62.9
Dividend payout ratio	84.21%	N/M	72.73%	68.18%	63.64%

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	12.56%	12.69%	14.13%	14.35%	15.09%
Tier 1 risk-based capital	11.90%	12.05	13.32	13.54	14.25
Tier 1 common risk-based capital(4)	11.29%	11.41	12.56	12.76	13.42
Leverage ratio	7.42	7.81	8.21	8.14	8.37
Ratio of stockholders’ equity to total assets	12.82	12.93	12.94	13.11	13.45
Ratio of tangible stockholders’ equity to tangible assets(5)	7.44	7.44	8.20	8.27	8.63
First Niagara Bank, N.A.:
Total risk-based capital	12.17%	12.37	12.04	11.86	12.72
Tier 1 risk-based capital	11.51%	11.72	11.23	11.06	11.88
Leverage ratio	7.17%	7.58%	6.92%	6.64%	6.97%

Asset quality:
Total nonaccruing loans	$81,886	$82,513	$80,368	$89,323	$94,180
Other nonperforming assets	9,392	12,315	6,955	8,647	8,619
Total classified loans(6)	692,961	700,813	564,037	481,074	462,902
Total criticized loans(7)	1,268,879	1,253,937	972,148	942,941	859,219
Allowance for loan losses	112,749	107,028	100,126	95,354	94,532
Net loan charge-offs	$8,125	$7,537	$8,128	$12,679	$6,877
Net charge-offs to average loans (annualized)	0.20%	0.20%	0.31%	0.49%	0.27%
Provision to average loans (annualized)	0.34	0.38	0.49	0.53	0.43
Total nonaccruing loans to total loans	0.50	0.51	0.75	0.85	0.93
Total nonperforming assets to total assets	0.29	0.31	0.41	0.46	0.49
Allowance for loan losses to total loans	0.69	0.66	0.93	0.91	0.94
Allowance for loan losses to legacy loans(8)	1.20	1.21	1.22	1.22	1.31
Allowance for loan losses to nonaccruing loans	137.7	129.7	124.6	106.8	100.4
Texas ratio(9)	10.19%	10.12%	8.51%	8.94%	8.85%

Other data:
Number of full service branches	332	346	257	257	255
Full time equivalent employees	4,712	4,751	3,825	3,791	3,725
Effective tax rate	33.5%	28.2%	32.8%	33.4%	32.1%

N/M Not Meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)	Average tangible equity excludes average goodwill and other intangibles of $1.8 billion, $1.7 billion, $1.1 billion, $1.1 billion, and $1.1 billion, for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(3)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	Tier 1 common capital is computed by subtracting the subordinated debentures associated with trust preferred securities from Tier I capital, divided by risk weighted assets. Tier 1 common capital, as calculated for purposes of this financial data and the earnings release, does not reflect the adjustments provided for in Basel III. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(5)	Tangible common stockholders’ equity and tangible assets exclude goodwill and other intangibles of $1.8 billion, $1.8 billion, $1.1 billion, $1.1 billion, and $1.1 billion as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. This is a non-GAAP financial measure that we believe provides investors with information that is useful in understanding our financial performance and condition.

(6)	Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(7)	Beginning in the third quarter of 2011, criticized loans includes consumer loans when they are 90 days or more past due. Prior to the third quarter of 2011, criticized loans includes consumer loans when they are 60 days or more past due. The impact of the change at September 30, 2011 was a reduction of criticized loans by $24 million. Criticized loans include special mention, substandard, doubtful, and loss.

(8)	Legacy loans are those loans accounted for under the amortized cost method, and do not include loans acquired subsequent to January 1, 2009. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

(9)	The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.
RESULTS OF OPERATIONS
Overview
The following table summarizes the results of operations for the quarters ended September 30, 2011 and June 30, 2011, and includes, for the quarter ended June 30, 2011, the results of operations normalized to account for the acquisition of NewAlliance completed on April 15, 2011 and to reflect an adjustment for Federal Deposit Insurance Corporation (“FDIC”) premium expense. The NewAlliance normalization adjustment (“normalization adjustment”) assumes 15 days of additional ownership of NewAlliance calculated as the estimated NewAlliance impact divided by the 76 days of ownership in the second quarter and multiplied by 15. We believe the normalization adjustment is useful to investors because it facilitates a comparison of the results of operations for the three months ended September 30, 2011 to the three months ended June 30, 2011 without the distorting effect of lower income statement items for the three months ended June 30, 2011 arising out of the fact that the NewAlliance merger did not occur until April 15, 2011. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of certain nonoperating items enables management to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations.

				Three months ended June 30, 2011
					Estimated New Alliance Impact
						Purchase
	Three months ended September 30, 2011					accounting				Normalized
		FDIC	Adjusted		Estimated	accretion		Normalization	FDIC	results
	Actual	adjustment(1)	(Non-GAAP)	Actual	results(2)	(amortization)(3)	Other (4)	adjustment(5)	Adjustment(1)	(Non-GAAP)

Total interest income	$287,147		$287,147	$277,370	$72,796	$(7,153)	$(1,502)	$12,659		$290,029
Total interest expense	51,718		51,718	46,933	21,563	(10,914)		2,102		49,035

Net interest income	235,429		235,429	230,437	51,233	3,761	(1,502)	10,557		240,994
Provision for credit losses	14,500		14,500	17,307	1,900			375		17,682

Net interest income after provision	220,929		220,929	213,130	49,333	3,761	(1,502)	10,182		223,312
Total noninterest income	68,655		68,655	60,895	9,128	—	—	1,802		62,697
Total operating noninterest expense (Non-GAAP)	178,537	(1,574)	176,963	166,657	35,955	1,417	(9,619)	5,477	1,574	173,708

Income before income taxes (Non-GAAP)	111,047	1,574	112,621	107,368	22,506	2,344	8,117	6,507	(1,574)	112,301
Income taxes	37,402	539	37,941	36,126	7,778	810	2,805	2,249	(539)	37,836

Net operating income (Non-GAAP)	73,645	$1,035	$74,680	71,242	$14,728	$1,534	$5,312	$4,258	$(1,035)	$74,465

Total nonoperating expenses, net of tax	(16,664)			(57,692)

Net income (GAAP)	$56,981			$13,550

(1)	Adjustment of FDIC premium related to the second quarter that was recognized in the third quarter.

(2)	Estimated results based upon NewAlliance actual first quarter results prorated for number of days of First Niagara ownership of NewAlliance in second quarter.

(3)	Actual purchase accounting accretion or amortization related to NewAlliance recognized in the second quarter.

(4)	Other adjustments based upon cost of funding cash consideration and planned cost synergies at time of merger.

(5)	Normalization adjustment assumes 15 days of additional ownership of NewAlliance.
During the quarter ended September 30, 2011, GAAP net income amounted to $57 million, or $0.19 per diluted common share, compared to $14 million, or $0.05 per diluted common share, for the quarter ended June 30, 2011. The increase in GAAP net income is primarily due to increases in net interest income and noninterest income and a $68 million decrease in merger and acquisition integration expenses, offset by increases in restructuring charges and other noninterest expenses due to our larger franchise. Normalized net operating income remained nearly unchanged at $74 million for the quarter ended September 30, 2011 compared to the quarter ended June 30, 2011, reflecting the benefits of continuing growth in our capital markets business, commercial loan portfolio, and core deposits offset by net interest margin compression resulting in flat total revenues over second quarter levels.

The following table summarizes our operating results for the periods indicated. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of these non operating items enables management to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating results (Non-GAAP):
Net interest income	$235,429	$161,279	$638,734	$430,206
Provision for credit losses	14,500	11,000	44,707	35,131
Noninterest income	68,655	49,505	181,624	132,503
Noninterest expense	178,537	130,693	483,112	339,255
Income taxes	37,402	22,194	97,878	63,869

Net operating income (Non-GAAP)	$73,645	$46,897	$194,661	$124,454

Operating earnings per diluted share (Non-GAAP)	$0.25	$0.23	$0.75	$0.63

Reconciliation of net operating income to net income	$73,645	$46,897	$194,661	$124,454
Nonoperating expenses, net of tax at effective tax rate:
Merger and acquisition integration expenses	(5,925)	(1,301)	(60,164)	(29,443)
Restructuring charges	(10,739)	—	(19,048)	—
Other	—	—	—	(513)

Net income	$56,981	$45,596	$115,449	$94,498

Earnings per diluted share	$0.19	$0.22	$0.44	$0.47

Net operating income for the three months ended September 30, 2011, increased to $74 million, or $0.25 per diluted common share, compared to $47 million, or $0.23 per diluted common share, for the three months ended September 30, 2010. Net operating income increased to $195 million, or $0.75 per diluted common share, for the nine months ended September 30, 2011 from $124 million, or $0.63 per diluted common share, for the nine months ended September 30, 2010. Operating income is a non-GAAP measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry.
GAAP net income for the three months ended September 30, 2011 amounted to $57 million, or $0.19 per diluted common share, compared to $46 million, or $0.22 per diluted common share, for the three months ended September 30, 2010. GAAP net income for the nine months ended September 30, 2011 increased to $115 million, or $0.44 per diluted common share, from $94 million, or $0.47 per diluted common share, for the nine months ended September 30, 2010.
Our results reflect our larger franchise resulting from our April 2011 NewAlliance acquisition, our April 2010 Harleysville acquisition, and the growth of our infrastructure, as well as organic growth of our commercial loan portfolio and core deposits, and our strong credit quality.

Net Interest Income
During the third quarter of 2011 the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and take certain actions designed to lower longer-term interest rates, referred to as “Operation Twist”. This action had the impact of flattening the yield curve and reducing the yields on earning assets that are (a) adjustable rate and directly tied to longer-term rates, such as certain commercial real estate loan products that we offer, and (b) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. These reductions in yields directly impacted our net interest income in three important ways: first, it reduced the yields on our assets which we were not able to fully offset by reducing the cost of our liabilities; second, it caused borrowers to repay their fixed rate loans at a faster rate; and third, it reduced the rates at which cash flows from these repayments could be reinvested. Additionally, the actions by the Federal Reserve were interpreted by investors as signaling a pessimistic bias toward the outlook of the direction of the US economy.
Comparison to Prior Quarter
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

	Three months ended		Three months ended
	September 30,		June 30,		Increase
	2011		2011		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,143,211	5.23%	$5,807,141	5.42%	$336,070	(0.19)%
Business	3,424,191	3.95	3,119,841	4.30	304,350	(0.35)

Total commercial lending	9,567,402	4.78	8,926,982	5.03	640,420	(0.25)
Residential real estate	4,226,732	4.49	3,848,440	4.56	378,292	(0.07)
Home equity	2,166,657	4.55	2,038,870	4.58	127,787	(0.03)
Other consumer	276,939	6.81	270,356	7.10	6,583	(0.29)

Total loans	16,237,730	4.73	15,084,648	4.93	1,153,082	(0.20)
Mortgage-backed securities(2)	9,345,974	3.41	9,041,368	3.58	304,606	(0.17)
Other investment securities(2)	1,594,238	4.44	1,472,757	3.88	121,481	0.56
Money market and other investments	411,461	2.34	354,634	2.58	56,827	(0.24)

Total interest-earning assets	27,589,403	4.22%	25,953,407	4.37%	1,635,996	(0.15)%

Noninterest-earning assets(3)(4)	3,393,307		3,143,618		249,689

Total assets	$30,982,710		$29,097,025		$1,885,685

Interest-bearing liabilities:
Deposits
Savings deposits	$2,699,164	0.25%	$2,554,837	0.29%	$144,327	(0.04)%
Checking accounts	2,024,752	0.13	2,027,385	0.13	(2,633)	—
Money market deposits	7,148,913	0.65	6,406,684	0.58	742,229	0.07
Certificates of deposit	4,443,668	0.96	4,355,235	0.88	88,433	0.08

Total interest-bearing deposits	16,316,497	0.60	15,344,141	0.56	972,356	0.04
Borrowings
FHLB advances	3,322,008	1.49%	3,286,646	1.41%	35,362	0.08
Repurchase agreements	3,602,627	0.86	3,272,284	0.93	330,343	(0.07)
Senior notes	296,898	6.90	296,837	6.89	61	0.01
Other borrowings	129,465	4.43	127,317	4.37	2,148	0.06

Total borrowings	7,350,998	1.45	6,983,084	1.47	367,914	(0.02)

Total interest-bearing liabilities	23,667,495	0.87%	22,327,225	0.84%	1,340,270	0.03%

Noninterest-bearing deposits	2,856,425		2,542,134		314,291
Other noninterest-bearing liabilities	431,218		388,565		42,653

Total liabilities	26,955,138		25,257,924		1,697,214
Stockholders’ equity(3)	4,027,572		3,839,101		188,471

Total liabilities and stockholders’ equity	$30,982,710		$29,097,025		$1,885,685

Net interest rate spread		3.35%		3.53%		(0.18)%

Net interst rate margin		3.48%		3.65%		(0.17)%

Our taxable equivalent net interest income increased $6 million for the quarter ending September 30, 2011 compared to the quarter ending June 30, 2011. Our average interest earning assets increased $1.6 billion and average interest bearing liabilities increased by $1.3 billion between these two periods. These period over period increases largely reflect the timing of our NewAlliance merger, which was completed on April 15, 2011. As a result, our average balances for the third quarter reflect the assets and liabilities acquired from NewAlliance for the full quarter and our second quarter average balances reflect the acquired assets and liabilities for two and a half months. Our third quarter net interest rate spread and net interest rate margin decreased by 18 basis points and 17 basis points from the second quarter of 2011, respectively.

The following table presents our condensed average balance sheet information as well as taxable equivalent interest income and yields, and includes, for the quarter ended June 30, 2011, normalized results to account for the acquisition of NewAlliance completed on April 15, 2011 as if it had been included for the entire quarter. We believe the normalization adjustment is useful to investors because it facilitates a comparison of the results of operations for the three months ended September 30, 2011 to the three months ended June 30, 2011 without the distorting effect of lower income statement items for the three months ended June 30, 2011 arising out of the fact that the NewAlliance merger did not occur until April 15, 2011. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. We use a taxable equivalent basis in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended,
			June 30,2011 Normalized		Increase
	September 30, 2011		(Non-GAAP)		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,143,211	5.23%	$6,049,250	5.41%	$93,961	(0.18)%
Business	3,424,191	3.95	3,191,150	4.35	233,041	(0.40)

Total commercial lending	9,567,402	4.78	9,240,400	5.04	327,002	(0.26)
Residential real estate	4,226,732	4.49	4,271,913	4.53	(45,181)	(0.04)
Home equity	2,166,657	4.55	2,143,107	4.59	23,550	(0.04)
Other consumer	276,939	6.81	272,062	7.11	4,877	(0.30)

Total loans	16,237,730	4.73	15,927,482	4.92	310,248	(0.19)
Total securities (2)	10,940,212	3.56	10,968,959	3.57	(28,747)	(0.01)
Money market and other investments	411,461	2.34	374,550	2.47	36,911	(0.13)

Total interest-earning assets	27,589,403	4.22%	27,270,991	4.35%	318,412	(0.13)%

Noninterest-earning assets(3)(4)	3,393,307		3,310,751		82,556

Total assets	$30,982,710		$30,581,742		$400,968

Interest-bearing liabilities:
Deposits
Savings deposits	$2,699,164	0.25%	$2,809,246	0.31%	$(110,082)	(0.06)%
Checking accounts	2,024,752	0.13	2,096,758	0.13	(72,006)	—
Money market deposits	7,148,913	0.65	6,593,230	0.59	555,683	0.06
Certificates of deposit	4,443,668	0.96	4,606,089	0.85	(162,421)	0.11

Total interest-bearing deposits	16,316,497	0.60	16,105,323	0.56	211,174	0.04
Total borrowings	7,350,998	1.45	7,362,093	1.45	(11,095)	—

Total interest-bearing liabilities	23,667,495	0.87%	23,467,416	0.84%	200,079	0.03%

Noninterest-bearing deposits	2,856,425		2,656,601		199,824
Other noninterest-bearing liabilities	431,218		399,137		32,081

Total liabilities	26,955,138		26,523,154		431,984
Stockholders’ equity(3)	4,027,572		4,058,588		(31,016)

Total liabilities and stockholders’ equity	$30,982,710		$30,581,742		$400,968

Net interest rate spread		3.35%		3.51%		(0.16)%

Net interst rate margin		3.48%		3.63%		(0.15)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

On a normalized basis:
•	Our average commercial loan portfolio increased by over $327 million during the third quarter, as we continue to focus on growing our commercial portfolio through capitalizing on opportunities in our expanded footprint. Over 70% of the increase in loans was related to commercial business loans.
•	Our average balance of residential real estate loans decreased by $45 million compared to the second quarter of 2011 reflecting the run-off of our portfolio loans that was not replaced by new production as our production is concentrated in long-term fixed rate products, which we generally do not hold in our portfolio.
•	Our core deposits grew by over $573 million, or 16% on an annualized basis, primarily driven by our money market accounts and noninterest-bearing deposits as they increased by $556 million and $200 million, respectively. Consistent with prior quarters, certificates of deposits decreased by 14% on an annual basis, as our pricing strategy has remained focused on allowing the runoff of our highest paying certificates of deposit balances.
The 17 basis points decrease in our net interest rate margin is due to a combination of factors related to our NewAlliance acquisition, business drivers, and other items. A reconciliation of the 17 basis points change is provided below:

Second quarter reported net interest rate margin	3.65%
Normalization adjustment for timing of NewAlliance acquisition	(0.02)

Normalized second quarter net interest rate margin (Non-GAAP)	3.63

Higher premium amortization and lower reinvestment yield on residential assets	(0.04)
Lower yields on commercial business	(0.02)
Promotional money market rates	(0.02)
Effect of higher day count	(0.04)
Miscellaneous items	(0.03)

Third quarter reported net interest rate margin	3.48%

As reflected in the normalization adjustment, the impact of having the acquired balance sheet from NewAlliance for 15 additional days was two basis points. The remaining decline in the net interest margin from the second quarter 2011 to the third quarter 2011 was as follows:
•	We had higher premium amortization on residential mortgage loan based assets. A lower rate environment contributed to higher prepayment speeds on both our residential real estate and mortgage-backed securities, which, in turn, caused an acceleration of premium amortization expense in the third quarter. Additionally, the proceeds from these prepayments were reinvested at lower rates. The impact of this was relatively higher for us, due to the size of collateralized mortgage obligations and mortgage-backed securities in our investment portfolio and the relative amount of acquired loans in our residential mortgage loan portfolio, all of which are prepaying faster than our original expectations, thus driving down the yield we earn on these assets due to the accelerated amortization of the interest rate related premiums established on these assets through purchase accounting at the time of acquisition.
•	Our commercial loans had lower yields. The size of the decline was driven by the magnitude of recent growth in our commercial loan portfolio and the high percentage of this growth that carried variable rates. The same price compression accounted for approximately 20 basis points of the 35 basis point decline quarter over quarter on our commercial business loan yields.
•	We had higher costs of our money market deposits. In connection with our money market deposit accounts acquisition strategy, promotional money market rates were paid in the third quarter, which increased the interest expense for the money market accounts.
•	A decrease of four basis points was attributable to the day-count factor pattern for residential loans and securities.

Comparison to Prior Year
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

	Three months ended September 30,				Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,143,211	5.23%	$4,245,670	5.70%	$1,897,541	(0.47)%
Business	3,424,191	3.95	2,210,288	4.83	1,213,903	(0.88)

Total commercial lending	9,567,402	4.78	6,455,958	5.40	3,111,444	(0.62)
Residential real estate	4,226,732	4.49	1,853,018	5.04	2,373,714	(0.55)
Home equity	2,166,657	4.55	1,460,801	4.50	705,856	0.05
Other consumer	276,939	6.81	270,416	7.56	6,523	(0.75)

Total loans	16,237,730	4.73	10,040,193	5.26	6,197,537	(0.53)
Mortgage-backed securities(2)	9,345,974	3.41	7,119,679	3.49	2,226,295	(0.08)
Other investment securities(2)	1,594,238	4.44	794,091	3.65	800,147	0.79
Money market and other investments	411,461	2.34	191,649	3.10	219,812	(0.76)

Total interest-earning assets	27,589,403	4.22%	18,145,612	4.47%	9,443,791	(0.25)%

Noninterest-earning assets(3)(4)	3,393,307		2,313,178		1,080,129

Total assets	$30,982,710		$20,458,790		$10,523,920

Interest-bearing liabilities:
Deposits
Savings deposits	$2,699,164	0.25%	$1,260,792	0.12%	$1,438,372	0.13%
Checking accounts	2,024,752	0.13	1,734,463	0.20	290,289	(0.07)
Money market deposits	7,148,913	0.65	4,881,109	0.59	2,267,804	0.06
Certificates of deposit	4,443,668	0.96	3,822,620	1.11	621,048	(0.15)

Total interest-bearing deposits	16,316,497	0.60	11,698,984	0.65	4,617,513	(0.05)
Borrowings
FHLB advances	3,322,008	1.49	1,604,303	1.92	1,717,705	(0.43)
Repurchase agreements	3,602,627	0.86	1,839,436	1.20	1,763,191	(0.34)
Senior notes	296,898	6.90	296,889	6.83	9	0.07
Other borrowings	129,465	4.43	93,083	6.76	36,382	(2.33)

Total borrowings	7,350,998	1.45	3,833,711	2.07	3,517,287	(0.62)

Total interest-bearing liabilities	23,667,495	0.87%	15,532,695	1.00%	8,134,800	(0.13)%

Noninterest-bearing deposits	2,856,425		1,814,399		1,042,026
Other noninterest-bearing liabilities	431,218		303,199		128,019

Total liabilities	26,955,138		17,650,293		9,304,845
Stockholders’ equity(3)	4,027,572		2,808,497		1,219,075

Total liabilities and stockholders’ equity	$30,982,710		$20,458,790		$10,523,920

Net interest rate spread		3.35%		3.47%		(0.12)%

Net interst rate margin		3.48%		3.61%		(0.13)%

	Nine months ended September 30,				Increase
	2011		2010		(decrease)
	Average		Average		Average
	outstanding		outstanding		outstanding
	balance	Yield/rate	balance	Yield/rate	balance	Yield/rate

Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$5,466,402	5.39%	$3,845,569	5.77%	$1,620,833	(0.38)%
Business	3,056,378	4.23	2,002,140	4.89	1,054,238	(0.66)

Total commercial lending	8,522,780	4.97	5,847,709	5.47	2,675,071	(0.50)
Residential real estate	3,268,541	4.60	1,800,487	5.14	1,468,054	(0.54)
Home equity	1,908,365	4.56	1,182,602	4.70	725,763	(0.14)
Other consumer	272,031	6.93	239,852	7.46	32,179	(0.53)

Total loans	13,971,717	4.91	9,070,650	5.36	4,901,067	(0.45)
Mortgage-backed securities(2)	8,522,213	3.58	6,037,180	3.51	2,485,033	0.07
Other investment securities(2)	1,340,957	4.11	801,429	3.68	539,528	0.43
Money market and other investments	332,652	2.81	171,813	2.29	160,839	0.52

Total interest-earning assets	24,167,539	4.37%	16,081,072	4.55%	8,086,467	(0.18)%

Noninterest-earning assets(3)(4)	2,935,004		2,057,741		877,263

Total assets	$27,102,543		$18,138,813		$8,963,730

Interest-bearing liabilities:
Deposits
Savings deposits	$2,174,237	0.24%	$1,141,338	0.15%	$1,032,899	0.09%
Checking accounts	1,909,551	0.12	1,484,172	0.20	425,379	(0.08)
Money market deposits	6,197,198	0.58	4,436,314	0.65	1,760,884	(0.07)
Certificates of deposit	4,021,840	0.97	3,554,944	1.10	466,896	(0.13)

Total interest-bearing deposits	14,302,826	0.58	10,616,768	0.68	3,686,058	(0.10)
Borrowings
FHLB advances	2,713,296	1.52	1,109,337	2.42	1,603,959	(0.90)
Repurchase agreements	3,314,420	0.91	1,571,369	1.34	1,743,051	(0.43)
Senior notes	296,840	6.95	266,584	7.90	30,256	(0.95)
Other borrowings	122,476	4.29	78,129	6.48	44,347	(2.19)

Total borrowings	6,447,032	1.51	3,025,419	2.45	3,421,613	(0.94)

Total interest-bearing liabilities	20,749,858	0.87%	13,642,187	1.08%	7,107,671	(0.21)%

Noninterest-bearing deposits	2,432,602		1,598,356		834,246
Other noninterest-bearing liabilities	367,524		260,347		107,177

Total liabilities	23,549,984		15,500,890		8,049,094
Stockholders’ equity(3)	3,552,559		2,637,923		914,636

Total liabilities and stockholders’ equity	$27,102,543		$18,138,813		$8,963,730

Net interest rate spread		3.50%		3.47%		0.03%

Net interst rate margin		3.63%		3.63%		—

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans and loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $218 million, or 50%, for the first nine months of 2011 compared to the first nine months of 2010. This increase resulted from an $8.1 billion, or 50%, increase in our average interest-earning assets, and a $7.1 billion, or 52%, increase in our interest-bearing liabilities. The increase in average interest-earning assets and interest bearing liabilities was primarily due to the NewAlliance merger, which we completed in the second quarter of 2011. In addition to the results of the merger, our year over year increases are the result of our focus on organic loan growth. We increased lending across all of geographic regions and in key portfolios including commercial and home equity loans. Even in a relatively low demand environment for credit, we continue to drive commercial loan growth by focusing on our customer-relationship value proposition. To a lesser extent, a decrease in residential real estate lending occurred compared to the nine and three months ending September 30, 2010, respectively, due to ongoing consumer preference for long-term fixed rate products, which we generally do not hold in our portfolio. Excluding the impact of deposits acquired from NewAlliance, strong growth in low cost core deposits compared to the nine and three months ended September 30, 2010 was noted. The most significant growth was in money market deposit accounts. This growth is the result of the household acquisition strategy that we began early in the second quarter of 2011. Also during the third quarter, we launched a new line of checking products supported by a comprehensive advertising and marketing program. These more robust deposit products supplement low minimum balance and free, no minimum balance checking accounts that continue to be attractive to a portion of our customer base.
Provision for Credit Losses
Our provision for credit losses attributable to loans is based upon our assessment of the adequacy of our allowance for loan losses and our liability for unfunded loan commitments, with consideration given to such interrelated factors as the composition of and credit risk in our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to loans amounted to $14 million, or 0.34% of average loans, for the quarter ended September 30, 2011, compared to $14 million and $11 million, or 0.38% and 0.43% of average loans, for the quarters ended June 30, 2011 and September 30, 2010, respectively. Excluding average acquired loans, our provision for credit losses related to loans as a percentage of average loans was 0.60% for the third quarter of 2011, 0.73% for the second quarter of 2011 and 0.60% for the third quarter of 2010. These acquired loans were originally recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses. Criticized loans of $1.3 billion at September 30, 2011 remained consistent with the balance at June 30, 2011.
Additionally, our total provision for credit losses for the quarter ended September 30, 2011 included $1 million for unfunded loan commitments, primarily due to the increase in unfunded loan commitments to $5.0 billion at September 30, 2011, up from $4.7 billion at June 30, 2011. The liability resulting from this provision is included in Other Liabilities in our Consolidated Statement of Condition.
Noninterest Income
Comparison to Prior Quarter
The following table presents our noninterest income for the quarters ended September 30, 2011 and June 30, 2011, and includes, for the quarter ended June 30, 2011, noninterest income normalized to account for the acquisition of NewAlliance completed on April 15, 2011 as if it had been included for the entire second quarter. We believe the normalization adjustment is useful to investors because it facilitates a comparison of the results of operations for the three months ended September 30, 2011 to the three months ended June 30, 2011 without the distorting effect of lower income statement items for the three months ended June 30, 2011 arising out of the fact that the NewAlliance merger did not occur until April 15, 2011. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry.

		June 30, 2011
					Normalized
	September 30,		Estimated	Normalization	results (Non-
	2011	Actual (GAAP)	results(1)	adjustment(2)	GAAP)
Banking services	$26,384	$24,613	$5,217	$1,030	$25,643
Insurance commissions	16,886	17,044	—	—	17,044
Wealth management services	7,933	7,883	2,399	473	8,356
Mortgage banking	5,254	3,386	602	119	3,505
Lending and leasing	3,582	2,811	846	167	2,978
Bank owned life insurance	2,742	3,055	692	137	3,192
Other income	5,874	2,103	(628)	(124)	1,979

Total noninterest income	$68,655	$60,895	$9,128	$1,802	$62,697

Noninterest income as a percentage of net revenue	22.6%	20.9%			20.6%

(1)	Estimated results based upon NewAlliance actual first quarter results prorated for number of days of First Niagara ownership of NewAlliance in second quarter.

(2)	Normalization adjustment assumes 15 days of additional ownership of NewAlliance.
The increase in GAAP noninterest income during the current quarter from the second quarter of 2011 is primarily due to the effects of a full quarter of results from our NewAlliance acquisition compared to 76 days of results from NewAlliance in the second quarter, in addition to an increase in revenues due an increase in activity in our capital markets business. This increase in capital markets revenues, which are included in other income, reflected increased derivatives sales driven by cross-selling to existing healthcare, municipal, leasing, and other commercial customers. This relatively new business for us strengthens our commercial business relationships by offering more and better solutions and also diversifies our revenue sources. The capital markets’ pipeline remains strong as customers look to lock in historically low interest rates.

The $6 million, or 10%, increase in noninterest income for the quarter ended September 30, 2011 from the quarter ended June 30, 2011, as normalized, was primarily the result of a $2 million increase in capital markets revenues and a $2 million increase in mortgage banking revenues. Mortgage banking revenues have increased due to wider sales margins and greater refinance and purchase volumes due to the current rate environment. Although the impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act will decrease our banking services revenues, we expect to be able to offset its impact through additional revenue generating initiatives that include bringing our deposit fee schedule in line with the market and growing our debit card penetration and usage rate. We expect the impact of Durbin, net of these revenue generating initiatives, to be a reduction of our banking services revenues by approximately $3.5 million in the fourth quarter, but expect the negative impact to be diminished subsequently as the revenue generating initiatives continue to be phased in during 2012.
Comparison to Prior Year Quarter
The following table presents our noninterest income for the three months ended (amounts in thousands):

	September 30,	September 30,
	2011	2010
Banking services	$26,384	$21,007
Insurance commissions	16,886	13,573
Wealth management services	7,933	5,939
Mortgage banking	5,254	3,320
Lending and leasing	3,582	3,045
Bank owned life insurance	2,742	2,067
Other	5,874	554

Total noninterest income	$68,655	$49,505

Noninterest income as a percentage of net revenue	22.6%	23.5%

Noninterest income increased $19 million, or 39%, for the quarter ended September 30, 2011, compared to the third quarter of 2010. The increases in revenues from banking services, mortgage banking, and lending and leasing were primarily attributable to our April 2011 merger with NewAlliance. The increase in insurance commissions is attributable to our insurance agency acquisitions in Pennsylvania during 2010 and New England in 2011. The increase in revenues from wealth management services was primarily driven by growth in Eastern Pennsylvania due to our licensed banker program whereby certain branch employees are licensed to sell securities and insurance products and work closely with our financial consultants in selling such products to our customers. This increase in Eastern Pennsylvania was partially offset by a decrease in these revenues in our Western Pennsylvania market due to fewer opportunities to sell investment products to customers whose primary relationship with us is as a depositor. Derivatives sales to existing healthcare, municipal, leasing, and other commercial customers increased capital markets revenues, which are included in other noninterest income, during the current quarter.
Comparison to Prior Year to Date
The following table presents our noninterest income for the nine months ended September 30 (amounts in thousands):

	2011	2010
Banking services	$70,003	$58,543
Insurance commissions	49,685	38,504
Wealth management services	22,550	14,898
Mortgage banking	9,903	6,178
Lending and leasing	10,156	7,599
Bank owned life insurance	7,827	5,267
Other	11,500	1,514

Total noninterest income	$181,624	$132,503

Noninterest income as a percentage of net revenue	22.1%	23.5%

Noninterest income increased $49 million, or 37%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increases in revenues from banking services, mortgage banking, lending and leasing, and other noninterest income were primarily attributable to our April 2011 merger with NewAlliance. These increases are also attributable to our April 2010 merger with Harleysville, whereby a full nine months of activity in this region are included in the results for the nine months ended September 30, 2011 and only six months are included in the results for the nine months ended September 30, 2010. The $11 million increase in insurance commissions is attributable to our insurance agency acquisitions in Pennsylvania during 2010 and New England in 2011. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase is due to increased activity in Upstate New York and especially Eastern Pennsylvania, where we initiated the licensed banker program. In Western Pennsylvania, revenues from this source decreased from 2010 as there were fewer opportunities to sell investment products to customers whose primary relationship with us is as a depositor. A substantial increase in capital markets activities, primarily derivatives sales, contributed $7 million of the increase in other noninterest income.
Noninterest Expense
Comparison to Prior Quarter
The following table presents our operating noninterest expense for the quarters ended September 30, 2011 and June 30, 2011, and includes, for the quarter ended June 30, 2011 noninterest expense normalized to account for the acquisition of NewAlliance completed on April 15, 2011 as if it had been included for the entire second quarter, and, for both quarters, results adjusted to reflect an adjustment for FDIC expense. We believe the normalization adjustment is useful to investors because it facilitates a comparison of the results of operations for the three months ended September 30, 2011 to the three months ended June 30, 2011 without the distorting effect of lower income statement items for the three months ended June 30, 2011 arising out of the fact that the NewAlliance merger did not occur until April 15, 2011. We believe these non-GAAP results provide a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of these nonoperating items enables management to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	September 30, 2011			June 30, 2011
					Estimated NewAlliance Impact
						Purchase
						accounting				Normalized
	Operating results	FDIC	Adjusted (Non-	Operating results	Estimated	accretion		Normalization	FDIC	results (Non-
	(Non-GAAP)	adjustment(2)	GAAP)	(Non-GAAP)	results(3)	(amortization)(4)	Other (5)	adjustment(6)	Adjustment(2)	GAAP)
Salaries and benefits	$89,131		$89,131	$90,192	$19,488		$(6,073)	$2,648		$92,840
Occupancy and equipment	20,434		20,434	18,952	4,993		(573)	872		19,824
Technology and communications	16,634		16,634	13,929	629		911	304		14,233
Marketing and advertising	7,554		7,554	3,880	1,279		(489)	156		4,036
Professional services	9,171		9,171	9,138	3,536		(2,330)	238		9,376
Amortization of intangibles	6,896		6,896	6,573	1,649	1,417	(1,649)	280		6,853
FDIC premiums	10,301	(1,574)	8,727	6,267	1,667		(34)	322	1,574	8,163
Other expense	18,416		18,416	17,726	2,714		618	658		18,383

Total operating noninterest expenses	$178,537	$(1,574)	$176,963	$166,657	$35,955	$1,417	$(9,619)	$5,477	$1,574	$173,708

Operating efficiency ratio(1)	58.7%		58.2%	57.2%						57.2%

(1)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income.

(2)	Adjustment of FDIC premium recognized in the third quarter related to the second quarter

(3)	Estimated results based upon NewAlliance actual first quarter results prorated for number of days of First Niagara ownership of NewAlliance in second quarter.

(4)	Actual purchase accounting accretion or amortization related to NewAlliance recognized in the second quarter.

(5)	Other adjustments based upon cost of funding cash consideration and planned cost synergies at time of merger.

(6)	Normalization adjustment assumes 15 days of additional ownership of NewAlliance.
During the quarter ended September 30, 2011, normalized operating noninterest expenses increased $3 million from the quarter ended June 30, 2011 to $177 million. The decrease in salaries and benefits was more than offset by increases in technology and communication and marketing and advertising. The increase in technology and communications expense during the quarter ended September 30, 2011, was the direct result of the expansion of our data center capacity for future growth, while the increase in marketing and advertising resulted from the launch of our new checking account products.

Comparison to Prior Year Quarter
The following table presents our noninterest expense for the three months ended September 30 (amounts in thousands):

	2011	2010
Salaries and benefits	$89,131	$68,603
Occupancy and equipment	20,434	15,582
Technology and communications	16,634	12,769
Marketing and advertising	7,554	5,782
Professional services	9,171	4,426
Amortization of intangibles	6,896	5,453
FDIC premiums	10,301	4,630
Merger and acquisition integration expenses	9,008	1,916
Restructuring charges	16,326	—
Other	18,416	13,448

Total noninterest expenses	203,871	132,609

Less nonoperating expenses:
Merger and acquisition integration expenses	(9,008)	(1,916)
Restructuring charges	(16,326)	—
Other	—	—

Total operating noninterest expenses(2)	$178,537	$130,693

Efficiency ratio(1)	67.0%	62.9%

Operating efficiency ratio(2)	58.7%	62.0%

(1)	The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income and noninterest income.

(2)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income.
The $71 million increase in noninterest expenses during the quarter ended September 30, 2011 from the quarter ended September 30, 2010 is primarily due to merger and acquisition integration expenses, increased costs associated with the NewAlliance branches, restructuring charges, and the growth of our infrastructure.
Operating noninterest expenses increased $48 million, or 37%, for the quarter ended September 30, 2011, compared to the third quarter of 2010, due to increased costs associated with the NewAlliance branches, our insurance agency acquisitions, and the growth of our infrastructure. Salaries and benefits expenses increased 30% as we experienced an increase in the number of full time equivalent employees from 3,725 at September 30, 2010 to 4,712 at September 30, 2011 due to our merger with NewAlliance and the growth of our infrastructure. The increases in occupancy and equipment and technology and communications resulted from the increase in our workforce during this time period and from the 88 branches we acquired in our merger with NewAlliance. The acquisition of NewAlliance assets and a change in regulations resulted in an increase in federal deposit insurance premiums.
Merger and acquisition integration expenses of $9 million for the three months ended September 30, 2011 were primarily attributable to our merger with NewAlliance, of which more than half were severance related. Merger and acquisition integration expenses amounted to $2 million for the three months September 30, 2010 and were primarily attributable to our merger with Harleysville.
As a result of our recent acquisitions, management has adjusted certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania by closing 14 branches; consolidated certain back office facilities; and restructured our back office infrastructure and operations.

These efforts commenced in 2011 and resulted in expenses of $16 million for the three months ended September 30, 2011. Concerning our plans to adjust our branch network, we recognized $4 million in the quarter ended September 30, 2011. For our plans to exit other acquired facilities, mostly in Eastern Pennsylvania, we recognized $5 million in the quarter ended September 30, 2011. Finally, for actions to restructure our back office services, we recognized $7 million in the quarter ended September 30, 2011. Annual cost savings of approximately $25 million are being reinvested to further improve our infrastructure and product delivery, and to generate additional revenue. We expect to recognize, evenly over the next two quarters, approximately $5 million to $10 million related to these restructuring activities resulting in lower overall restructuring expenses than originally estimated by $20 million to $25 million, due primarily to lower than expected lease exit costs. We expect that this restructuring effort will be completed by March 31, 2012.
Our efficiency ratio for the current quarter was 67.0% compared to 87.6% for the quarter June 30, 2011 and 62.9% for the same quarter in 2010, reflecting the impact of our acquisitions, restructuring charges, and growth of our infrastructure. Our operating efficiency ratio was 58.7% for the quarter ended September 30, 2011 compared to 57.2% and 62.0% for the quarters ended June 30, 2011 and September 30, 2010, respectively, reflecting our ability to grow organically and by acquisition in an efficient manner.
Comparison to Prior Year to Date
The following table presents our noninterest expense for the nine months ended September 30 (amounts in thousands):

	2011	2010
Salaries and benefits	$253,099	$180,921
Occupancy and equipment	55,583	38,911
Technology and communications	43,434	32,821
Marketing and advertising	14,126	15,005
Professional services	24,348	10,990
Amortization of intangibles	18,958	14,011
FDIC premiums	22,763	13,052
Merger and acquisition integration expenses	92,012	43,985
Restructuring charges	29,038	—
Other	50,801	34,298

Total noninterest expense	604,162	383,994

Less nonoperating expenses:
Merger and acquisition integration expenses	(92,012)	(43,985)
Restructuring charges	(29,038)	—
Other	—	(754)

Total operating noninterest expense(2)	$483,112	$339,255

Efficiency ratio(1)	73.6%	68.2%

Operating efficiency ratio(2)	58.9%	60.3%

(1)	The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income and noninterest income.

(2)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income.
The $220 million increase in noninterest expenses during the nine months ended September 30, 2011 from the nine months ended September 30, 2010 is primarily due to a significant increase in merger and acquisition integration expenses, increased costs associated with the NewAlliance branches, restructuring charges, and the growth of our infrastructure.
The 42% increase in operating noninterest expenses from the first nine months of 2010 to the first nine months of 2011 was due to increased expenses related to our April merger with NewAlliance and our infrastructure growth. Salaries and benefits increased $72 million, or 40%, as a result of the incremental salaries associated with the NewAlliance merger as well as the continued growth of our supporting infrastructure, reflective of the 26% increase in the number of full-time employees from September 30, 2010 to September 30, 2011.

Merger and acquisition integration expenses of $92 million for the nine months ended September 30, 2011 were primarily attributable to our merger with NewAlliance. Severance costs comprised more than half of these expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses. Merger and acquisition integration expenses of $44 million for the nine months ended September 30, 2010 were primarily attributable to our merger with Harleysville.
As a result of our recent acquisitions, management has adjusted certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania by closing 14 branches; consolidated certain back office facilities; and restructured our back office infrastructure and operations. The following table summarizes the cumulative restructuring expenses that have been recognized for the nine months ended September 30, 2011 (in thousands):

Severance and other employee related costs	$2,511
Lease exit costs	10,738
Other exit costs, professional services, and other	7,900
Asset write-offs and disposals	7,889

Total restructuring expense	$29,038

For the nine months ended September 30, 2011 and 2010, our efficiency ratio amounted to 73.6% and 68.2%, respectively. Our operating efficiency ratio improved to 58.9% for the nine months ended September 30, 2011, from 60.3% for the same period in 2010, reflecting our ability to grow organically and by acquisition in an efficient manner.
Income Tax Expense
Our effective tax rate of 33.5% for the three months ended September 30, 2011 increased from 28.2% and 32.1% for the three months ended June 30, 2011 and September 30, 2010, respectively. The increase from the three months ended June 30, 2011 and September 30, 2010 is primarily due to additional state taxes resulting from the acquisitions. The increase from the three months ended June 30, 2011 is also due to the reversal of liabilities in the second quarter of 2011 related to uncertain tax positions taken in prior years.
Our effective tax rate for the nine months ended September 30, 2011 decreased to 32.7% compared to 34.2% for the same period in the prior year. The decrease from the nine months ended September 30, 2010 is also a result of lower pre-tax income in the first half of 2011 as a result of higher expense levels attributable to our merger activity and restructuring charges coupled with reversals of liabilities related to uncertain tax positions taken in prior years.
The projected tax rate for full year 2011 is estimated to be approximately 33.0%.
ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011
Overview
On April 15, 2011, we completed our acquisition of NewAlliance and the results of the merger are included in our consolidated statement of financial condition at September 30, 2011. The merger significantly impacted our balance sheet as can be seen through our comparison of September 30, 2011 balances to December 31, 2010 presented below. Total assets increased $10.1 billion to $31.2 billion at September 30, 2011 from $21.1 billion at December 31, 2010, primarily attributable to our acquisition of $9.2 billion in total assets from NewAlliance in the second quarter. To provide perspective on the impact of our acquisition on our consolidated statement of financial condition, the table below details the balances at September 30, 2011 as well as the December 31, 2010 balances adjusted to include NewAlliance balances acquired on April 15, 2011 (in millions):

		December 31, 2010
			Balances		Period over
			acquired from		period change
	September 30,		New Alliance	Including	including
	2011	Consolidated	on April 15, 2011	NewAlliance	NewAlliance

Investment securities available for sale and held to maturity	$11,180	$8,315	$2,759	$11,074	$106
Loans and leases:
Commercial:
Real estate	6,149	4,371	1,469	5,840	309
Business	3,589	2,623	433	3,056	533

Total commercial loans	9,738	6,994	1,902	8,896	842
Residential real estate	4,171	1,692	2,569	4,261	(90)
Home equity	2,178	1,525	632	2,157	21
Other consumer	278	273	10	283	(5)

Total loans and leases	16,365	10,484	5,113	15,597	768

Deposits:
Savings accounts	2,642	1,235	1,543	2,778	(136)
Interest-bearing checking	2,028	1,706	421	2,127	(99)
Money market deposits	7,507	4,919	1,132	6,051	1,456
Noninterest-bearing deposits	3,095	1,990	694	2,684	411
Certificates of deposit	4,352	3,300	1,522	4,822	(470)

Total deposits	19,624	13,150	5,312	18,462	1,162

Short-term borrowings	1,157	1,789	478	2,267	(1,110)
Long-term borrowings	5,928	3,104	1,821	4,925	1,003

Total borrowings	$7,085	$4,893	$2,299	$7,192	$(107)
Including the impact of balances acquired from NewAlliance, we noted the following trends:
•	Our ending loan balances at September 30, 2011 increased $768 million, or 7% annualized, to $16.4 billion from $15.6 billion at December 31, 2010. The increase represents organic growth driven by our focus on our commercial lending efforts as seen in the $842 million increase in total commercial loans, or 13% on an annualized basis. Offsetting this increase was a decrease of $90 million in our residential real estate loan portfolio due to net run-off as ongoing consumer preference is for long-term, fixed rate products, which we generally sell and do not hold in portfolio.

•	The growth in deposits from NewAlliance was complemented by an increase of $1.5 billion in money market deposits across our northeastern footprint. Our certificates of deposit decreased $470 million, reflecting our strategy not to renew maturing certificates.

•	Total borrowings remained relatively flat with a decrease of $107 million during the nine month period.
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
The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$5,666,028	34.6%	$3,964,106	37.8%
Construction	482,960	3.0	406,751	3.9
Business	3,588,733	21.9	2,623,079	25.0

Total commercial	9,737,721	59.5	6,993,936	66.7

Residential real estate	4,171,374	25.5	1,692,198	16.1
Home equity	2,177,772	13.3	1,524,570	14.6
Other consumer	278,499	1.7	272,710	2.6

Total loans and leases	16,365,366	100.0%	10,483,414	100.0%

Allowance for loan losses	(112,749)		(95,354)

Total loans and leases, net	$16,252,617		$10,388,060

Included in the table above are acquired loans with a carrying value of $6.9 billion and $2.6 billion at September 30, 2011 and December 31, 2010, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. At September 30, 2011 and December 31, 2010 there was no allowance for loan losses related to these acquired loans.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New	Western	Eastern			Total loans and
	York	Pennsylvania	Pennsylvania	New England	Capital markets(1)	leases

September 30, 2011:
Commercial:
Real estate	$2,846,876	$477,478	$1,001,703	$1,339,971	$—	$5,666,028
Construction	288,862	46,375	25,556	122,167	—	482,960
Business	1,723,757	654,440	425,210	486,155	299,171	3,588,733

Total commercial	4,859,495	1,178,293	1,452,469	1,948,293	299,171	9,737,721
Residential real estate	1,278,994	54,807	296,167	2,541,406	—	4,171,374
Home equity	805,066	156,089	611,014	605,603	—	2,177,772
Other consumer	164,414	56,157	46,949	10,979	—	278,499

Total loans and leases	$7,107,969	$1,445,346	$2,406,599	$5,106,281	$299,171	$16,365,366

December 31, 2010:
Commercial:
Real estate	$2,610,001	$388,227	$965,878	$—	$—	$3,964,106
Construction	363,828	20,521	22,402	—	—	406,751
Business	1,484,970	572,870	383,658	—	181,581	2,623,079

Total commercial	4,458,799	981,618	1,371,938	—	181,581	6,993,936
Residential real estate	1,389,880	36,249	266,069	—	—	1,692,198
Home equity	777,577	107,345	639,648	—	—	1,524,570
Other consumer	160,376	59,507	52,827	—	—	272,710

Total loans and leases	$6,786,632	$1,184,719	$2,330,482	$—	$181,581	$10,483,414

(1)	Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.
Our period over period results in our Upstate New York, Western Pennsylvania and Eastern Pennsylvania markets display the strong organic growth in our commercial lending activities. Our commercial loan portfolio increased $401 million, or 12% annualized, in Upstate New York, $197 million, or 27% annualized, in Western Pennsylvania, $81 million, or 8% annualized, in Eastern Pennsylvania, and $118 million, or 87% annualized, in our Capital Markets business during the first nine months of 2011, as a result of our continued strategic focus on the portfolio. This increase was concentrated in both commercial real estate loans and business loans. New commercial loans, including line of credit advances, increased to $2.7 billion in Upstate New York during the nine months ended September 30, 2011, from $2.1 billion during the same period in 2010. New commercial loans, including line of credit advances, totaled $1.5 billion in Western Pennsylvania for the nine months ended September 30, 2011 compared to $1.0 billion for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, new loans, including line advances, from our Capital Markets business totaled $384 million. New commercial loans, including line of credit advances, totaled $753 million in Eastern Pennsylvania for the nine months ended September 30, 2011 and $307 million in New England.
We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by loan size as of the period indicated (in millions):

	September 30, 2011		December 31, 2010
	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater or equal to $20 million	$228	8	$86	3
Between $10 million and $20 million	905	65	487	36
Between $5 million and $10 million	1,007	144	820	120
Between $1 million and $5 million	2,336	1,095	1,673	820
Less than $1 million(2)	1,673	7,244	1,305	6,276

Total commercial real estate loans	$6,149	8,556	$4,371	7,255

Commercial business loans by size(1)
Greater or equal to $20 million	$218	7	$122	5
Between $10 million and $20 million	428	29	195	14
Between $5 million and $10 million	655	86	474	65
Between $1 million and $5 million	1,088	480	847	375
Less than $1 million(2)	1,200	16,569	985	13,212

Total commercial business loans	$3,589	17,171	$2,623	13,671

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table

(2)	Includes net deferred fees and costs and other adjustments
While we originated $946 million in new residential real estate loans during the first nine months of 2011, our residential real estate loan portfolio decreased $90 million excluding the loans acquired from NewAlliance reflecting the net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio.
Excluding the loans acquired from NewAlliance, our home equity and other consumer loan portfolios remained relatively flat during the first nine months of the year with a combined increase of $16 million.
Investment Securities Portfolio
In the discussion of our investment portfolio below, we have included certain credit rating information because the information indicates an assessment of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio, could result in increased risk for us.
Our investment securities portfolio amounted to $11.2 billion at September 30, 2011. As of September 30, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. During the quarter ended March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity, resulting in total securities classified as held to maturity of $3.0 billion. The transferred securities consisted of residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and had net unrealized gains, net of tax, of $4 million on the date of transfer, which is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities. At September 30, 2011, the unamortized unrealized gains on these transferred securities, net of tax, amounted to $3 million.

Our available for sale securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 70% and 85% of our total available for sale portfolio at September 30, 2011 and December 31, 2010, respectively. At both September 30, 2011 and December 31, 2010, 98% of our residential mortgage-backed securities were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency CMO portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.
Our portfolio of residential mortgage-backed securities is directly impacted by the interest rate environment and yield curve. Recent developments, including the announcement by the Federal Reserve of its actions designed to lower longer term interest rates, have directly affected the interest income earned on our residential mortgage backed securities by accelerating prepayments and, consequently, the rate at which we recognize premium amortization expense on our securities acquired at above market rates. In addition to the negative impact of the increased premium amortization, such developments also decrease the yield earned upon reinvestment of the repayment proceeds. Subsequent changes to the interest rate environment will continue to impact our yield earned on these securities.
Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow. The duration of our securities available for sale increased to 4.16 years at September 30, 2011 from 3.73 years at December 31, 2010 as a result an increase in the weighted average life of our portfolio caused by slowing prepayments in our mortgage-backed securities portfolio, which, in turn, extends the life of the bonds.
At September 30, 2011, the pre-tax net unrealized gains on our available for sale investment securities increased to $188 million from $114 million at December 31, 2010. The unrealized gain represents the difference between the estimated fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. Interest rates have decreased during the quarter ended September 30, 2011, thereby causing the fair values of our fixed rate securities to increase.
Our investment in FHLB stock consists of $76 million, $25 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at September 30, 2011 and $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, at December 31, 2010, respectively. Our investment in Federal Reserve Bank of New York stock amounted to $110 million and $68 million at September 30, 2011 and December 31, 2010, respectively.
Deposits
The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Increase
Core deposits:
Savings	$2,641,723	13.5%	$1,235,004	9.4%	$1,406,719
Interest-bearing checking	2,028,052	10.3	1,705,537	13.0	322,515
Money market deposits	7,507,189	38.2	4,919,014	37.4	2,588,175
Noninterest-bearing	3,095,283	15.8	1,989,505	15.1	1,105,778

Total core deposits	15,272,247	77.8	9,849,060	74.9	5,423,187
Certificates	4,351,930	22.2	3,299,784	25.1	1,052,146

Total deposits	$19,624,177	100.0%	$13,148,844	100.0%	$6,475,333

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New	Western	Eastern
	York	Pennsylvania	Pennsylvania	New England	Total deposits

September 30, 2011
Core deposits:
Savings	$852,082	$131,804	$237,791	$1,420,046	$2,641,723
Interest-bearing checking	659,032	394,833	577,737	396,450	2,028,052
Money market deposits	3,665,171	1,256,805	1,184,598	1,400,615	7,507,189
Noninterest-bearing	1,277,485	674,699	488,230	654,869	3,095,283

Total core deposits	6,453,770	2,458,141	2,488,356	3,871,980	15,272,247
Certificates	1,175,817	938,043	837,486	1,400,584	4,351,930

Total deposits	$7,629,587	$3,396,184	$3,325,842	$5,272,564	$19,624,177

December 31, 2010
Core deposits:
Savings	$846,859	$130,361	$257,784	$—	$1,235,004
Interest-bearing checking	617,845	502,345	585,347	—	1,705,537
Money market deposits	3,107,727	961,233	850,054	—	4,919,014
Noninterest-bearing	1,012,715	526,673	450,117	—	1,989,505

Total core deposits	5,585,146	2,120,612	2,143,302	—	9,849,060
Certificates	1,234,347	1,011,659	1,053,778	—	3,299,784

Total deposits	$6,819,493	$3,132,271	$3,197,080	$—	$13,148,844

At September 30, 2011, our total deposits increased $6.5 billion from December 31, 2010, and core deposits increased to 78% of total deposits from 75% at December 31, 2010. While the balance increases are largely a factor of our NewAlliance merger in the second quarter, each of our other markets have also contributed to the growth. We continue to focus on reducing our weighted average rate paid on deposits by increasing our noninterest bearing accounts and converting higher priced certificates of deposit to money market accounts. Excluding the deposits acquired from NewAlliance, money market deposit accounts across our footprint increased $1.5 billion, or 40% annualized, and noninterest bearing accounts increased $411 million, or 28%, annualized, during the first nine months of 2011. The growth in money market accounts was partially driven by nearly $800 million in additional money market deposits resulting from our successful promotional campaign in the third quarter. Approximately two thirds of the balances generated by the campaign were new balances and the remaining balances resulted from our continued strategy to attract higher priced certificates of deposit into money market accounts. In addition to the results of the promotional campaign in the third quarter, our participation in a program whereby we receive money market deposits through a financial intermediary also drove the increase in money market balances. In line with our broader initiative to allow higher cost certificates of deposit to runoff, certificate of deposits in the New England region have declined by $121 million since the time of acquisition. Overall, core deposits in the New England region have increased $82 million in that region since acquisition. Municipal deposits, predominantly consisting of money market deposits, increased $495 million from $1.4 billion at December 31, 2010 to $1.9 billion at September 30, 2011.
Borrowings
Borrowings increased to $7.1 billion at September 30, 2011, including $2.3 billion assumed from our NewAlliance merger in the second quarter, from $4.9 billion at December 31, 2010. Short-term borrowings decreased by $632 million from December 31, 2010 to $1.2 billion, and long-term borrowings increased by $2.8 billion during that same period to $5.9 billion as we worked to extend the duration of our funding. Wholesale borrowings were used to fund the run-off of certificates and provide an additional funding source for loans, which helped us to effectively manage our borrowing costs.
Capital
During the first nine months of 2011, our stockholders’ equity increased $1.2 billion to $4.0 billion at September 30, 2011 from $2.8 billion at December 31, 2010 as a result of our merger with NewAlliance, whereby we issued 94 million common shares with a value of $1.3 billion. Other contributing factors included net income of $115 million and $50 million in net unrealized gains, net of taxes, on our securities available for sale arising during the nine months ended September 30, 2011. These amounts were offset by $127 million in treasury stock purchases, common stock dividends of $128 million, or $0.48 per share, and $19 million in unrealized losses, net of tax, on interest rate swaps designated as cash flow hedges.
At September 30, 2011, we held over 14 million shares of our common stock as treasury shares. During the first nine months of 2011, we repurchased 9.1 million shares of our common stock at an average price of $13.93 per share and we currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We issued 0.9 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during the first nine months of 2011. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

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
The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at September 30, 2011 are presented in the following table (amounts in thousands):

			Minimum amount to be well-
	Actual		capitalized
	Amount	Ratio	Amount	Ratio

First Niagara Financial Group, Inc.:
Leverage ratio	$2,151,953	7.42%	N/A	N/A
Tier 1 risk-based capital	2,151,953	11.90	$1,086,845	6.00%
Total risk-based capital	2,271,227	12.56	1,811,186	10.00

First Niagara Bank, N.A.:
Leverage ratio	$2,074,628	7.17%	$1,446,742	5.00%
Tier 1 risk-based capital	2,074,628	11.51	1,083,357	6.00
Total risk-based capital	2,193,902	12.17	1,805,681	10.00
As of September 30, 2011, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. During the quarter ended September 30, 2011 and the year ended December 31, 2010, First Niagara Bank, N.A. paid dividends of $75 and $60 million to the Company, respectively. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, First Niagara Bank, N.A. could pay additional dividends of approximately $250 million to the Company without obtaining regulatory approvals.
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
Updated appraisals are obtained at least every 18 to 24 months. Real estate collateral supporting substandard loans greater than $500 thousand are required to have an appraisal or evaluation performed at least every 18 months and real estate collateral supporting substandard loans less than $500 thousand are required to have an appraisal or an evaluation performed at least every 24 months. However, an appraisal may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
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

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the nine months ended September 30 (in thousands):

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of period	$89,001	$6,353	$—	$—	$95,354
Provision for loan losses	34,087	6,216	882	—	41,185
Charge-offs	(23,495)	(5,158)	(882)	—	(29,535)
Recoveries	4,051	1,694	—	—	5,745

Balance at end of period	$103,644	$9,105	$—	$—	$112,749

Allowance for loan losses:
Individually evaluated for impairment	$6,337	$1,932	$—	$—	$8,269
Collectively evaluated for impairment	97,307	7,173	—	—	104,480

Total	$103,644	$9,105	$—	$—	$112,749

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$88,071	$11,983	$—	$—	$100,054
Collectively evaluated for impairment	6,373,767	2,951,373	—	—	9,325,140
Loans acquired with deteriorated credit quality(1)	—	—	3,275,883	3,664,289	6,940,172

Total	$6,461,838	$2,963,356	$3,275,883	$3,664,289	$16,365,366

2010
Allowance for loan losses:
Balance at beginning of period	$82,813	$5,490	$—	$—	$88,303
Provision for loan losses	31,949	3,182	—	—	35,131
Charge-offs	(28,638)	(2,874)	—	—	(31,512)
Recoveries	1,456	1,154	—	—	2,610

Balance at end of period	$87,580	$6,952	$—	$—	$94,532

Allowance for loan losses:
Individually evaluated for impairment	$9,480	$1,514	$—	$—	$10,994
Collectively evaluated for impairment	78,100	5,438	—	—	83,538

Total	$87,580	$6,952	$—	$—	$94,532

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$64,183	$10,251	$—	$—	$74,434
Collectively evaluated for impairment	4,725,479	2,440,026	—	—	7,165,505
Loans acquired with deteriorated credit quality(1)	—	—	1,767,123	1,066,422	2,833,545

Total	$4,789,662	$2,450,277	$1,767,123	$1,066,422	$10,073,484

(1)	Includes all loans acquired subsequent to January 1, 2009.

The following table presents the activity in our allowance for loan losses for the three months ended September 30 (in thousands):

	Legacy		Acquired
	Commercial	Consumer	Commercial	Consumer	Total

2011
Allowance for loan losses:
Balance at beginning of period	$99,904	$7,124	$—	$—	$107,028
Provision for loan losses	11,443	2,403	—	—	13,846
Charge-offs	(8,330)	(1,086)	—	—	(9,416)
Recoveries	627	664	—	—	1,291

Balance at end of period	$103,644	$9,105	$—	$—	$112,749

2010
Allowance for loan losses:
Balance at beginning of period	$83,379	$7,030	$—	$—	$90,409
Provision for loan losses	10,466	534	—	—	11,000
Charge-offs	(6,630)	(950)	—	—	(7,580)
Recoveries	365	338	—	—	703

Balance at end of period	$87,580	$6,952	$—	$—	$94,532

As of September 30, 2011, we had a liability for unfunded commitments of $6 million, which included $3 million in purchase accounting adjustments related to our acquired unfunded commitments. For the three and nine months ending September 30, 2011, we recognized a provision for credit loss related to our unfunded commitments of $0.7 million and $4 million, respectively. Our total unfunded commitments were $5.0 billion as of September 30, 2011 compared to $4.7 billion as of June 30, 2011.
Our net charge-offs of $8 million in the current quarter were consistent with our net charge-offs in the second quarter of 2011 and were slightly higher than the $7 million in net charge-offs recorded in the third quarter of 2010; however, total net charge-offs for the nine months ended September 30, 2011 declined $5 million to $24 million compared to $29 million for the same period in 2010. The following table details our net charge-offs by loan category for the nine months ended September 30 (in thousands):

	2011		2010
	Net	Percent of	Net	Percent of
	charge-offs	average loans	charge-offs	average loans
Commercial:
Real estate	$10,373	0.25%	$16,202	0.56%
Business	9,953	0.43%	10,980	0.73%

Total commercial	20,326	0.32%	27,182	0.62%

Residential real estate	668	0.03%	275	0.02%
Home equity	1,833	0.13%	716	0.08%
Other consumer	963	0.47%	729	0.41%

	$23,790	0.23%	$28,902	0.42%

As of September 30, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans decreased to $82 million at September 30, 2011 compared to $83 million and $89 million at June 30, 2011 and December 31, 2010, respectively. The decrease in nonaccruing loans from June 30, 2011 to September 30, 2011 reflected the net impact of approximately $17 million in new nonaccruals added during the quarter offset by $18 million removed due to charge-offs, transfers to real estate owned, paydowns, and return to accruing status. On a year to date basis, the decrease of $7 million from December 31, 2010 to September 30, 2011 reflected the net impact of $35 million in additional new nonaccruals offset by the removal of $42 million due to charge-offs, transfers to real estate owned, paydowns, or return to accrual status. The composition of our nonaccruing loans from our legacy portfolio segment and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2011	2010
Nonaccruing loans:
Commercial:
Commercial real estate:
Acquisition and development	$6,615	$1,870
Multifamily	366	3,075
Investment real estate	19,751	24,536
Owner occupied	14,563	14,584

Total commercial real estate	41,295	44,065
Business	18,839	25,819

Total commercial	60,134	69,884
Consumer:
Residential real estate	15,555	14,461
Home equity	5,428	4,605
Other consumer	769	373

Total consumer	21,752	19,439

Total	81,886	89,323
Real estate owned	9,392	8,647

Total nonperforming assets (1)	$91,278	$97,970

Loans 90 days past due and still accruing interest(2)	$143,270	$58,097

Total nonperforming assets as a percentage of total assets	0.29%	0.46%

Total nonaccruing loans as a percentage of total loans	0.50%	0.85%

Allowance for loan losses to nonaccruing loans	137.7%	106.8%

(1)	Nonperforming assets do not include $45 million and $22 million of performing renegotiated loans that are accruing interest at September 30, 2011 and December 31, 2010, respectively.

(2)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of the dates indicated:

	Percent of loans past due		Percent of loans current
	September	December	September	December
	30, 2011	31, 2010	30, 2011	31, 2010
Legacy loans
Commercial:
Commercial real estate:
Acquisition and development	0.8%	1.5%	99.2%	98.5%
Multifamily	—	0.1%	100.0%	99.9%
Investment real estate	1.2%	1.3%	98.8%	98.7%
Owner occupied	1.3%	1.4%	98.7%	98.6%

Total commercial real estate	0.9%	1.0%	99.1%	99.0%
Business	0.6%	0.5%	99.4%	99.5%

Total commercial	0.8%	0.8%	99.2%	99.2%

Consumer:
Residential real estate	1.6%	1.6%	98.4%	98.4%
Home equity	0.9%	0.9%	99.1%	99.1%
Other consumer	1.5%	1.3%	98.5%	98.7%

Total consumer	1.3%	1.3%	98.7%	98.7%

Total	0.9%	1.0%	99.1%	99.0%

Acquired loans
Commercial:
Commercial real estate:
Acquisition and development	8.5%	30.7%	91.5%	69.3%
Multifamily	0.5%	0.1%	99.5%	99.9%
Investment real estate	4.7%	8.0%	95.3%	92.0%
Owner occupied	2.3%	1.8%	97.7%	98.2%

Total commercial real estate	3.5%	4.2%	96.5%	95.8%
Business	1.9%	1.4%	98.1%	98.6%

Total commercial	3.1%	3.1%	96.9%	96.9%

Consumer:
Residential real estate	3.8%	3.8%	96.2%	96.2%
Home equity	2.8%	3.7%	97.2%	96.3%
Other consumer	4.7%	3.8%	95.3%	96.2%

Total consumer	3.5%	3.7%	96.5%	96.3%

Total	3.3%	3.3%	96.7%	96.7%

The following table presents additional information about the credit quality of our commercial loan portfolio at the dates indicated:

	Percent of Total
		December 31,
	2011	2010
Legacy loans:
Pass	89.4%	88.9%
Criticized:(1)
Accrual	9.6%	9.8%
Nonaccrual	1.0%	1.3%

Total criticized	10.6%	11.1%

Total	100.0%	100.0%

Acquired loans:
Pass	85.0%	81.9%
Criticized:(1)
Accrual	15.0%	18.1%
Nonaccrual(2)	—	—

Total criticized	15.0%	18.1%

Total	100.0%	100.0%

(1)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2010.

(2)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.
Borrower FICO scores are a credit quality indicator that provides information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency in the respective quarter and the percentage make-up of our consumer portfolio segment is presented in the table below at the dates indicated:

	Percent of Total
	September	December
	30, 2011	31, 2010

September 30, 2011
Legacy loans by refreshed FICO score:
Over 700	77.4%	74.8%
660-700	10.6%	10.9%
620-660	4.7%	5.3%
580-620	2.4%	2.7%
Less than 580	3.5%	4.5%
No score	1.4%	1.8%

Total	100.0%	100.0%

Acquired loans by refreshed FICO score:
Over 700	71.4%	60.0%
660-700	8.6%	11.4%
620-660	4.4%	5.9%
580-620	8.2%	5.0%
Less than 580	4.9%	8.2%
No score	2.5%	9.5%

Total	100.0%	100.0%

As part of our evaluation of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for loan losses. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $255 million and $122 million as of September 30, 2011 and December 31, 2010, respectively. These loans continue to perform in line with our expectations at acquisition and as a result there was no allowance for loan losses associated with our acquired loan portfolio at September 30, 2011 or December 31, 2010. We maintain an allowance for loan losses for our legacy portfolio segment, which is heavily concentrated in the Upstate New York region. Although the economy in Upstate New York weathered the deteriorating credit conditions well in comparison to other geographic areas, a slower real estate market finally permeated the region during 2010, which resulted in increases throughout 2010 in both our nonaccruing loans and net charge-offs. During the third quarter, our credit quality remained largely the same as that of the first half of the year with slight increases in our net charge-offs as well as slight decreases in our nonaccruing loans. Our allowance for loan losses increased $17 million from December 31, 2010 to $113 million at September 30, 2011 as our provision for loan losses of $14 million exceeded our net charge-offs of $8 million. The ratio of our allowance for loan losses to total loans of 0.69% at September 30, 2011 decreased compared to 0.91% at December 31, 2010, primarily due to the acquisition of loans from our NewAlliance merger in the second quarter which were recorded at fair value and do not have a carryover allowance. Excluding acquired loans, our ratio of our allowance for loan losses to loans was 1.20% at September 30, 2011 and 1.22% at December 31, 2010.
Challenges remain in the credit environment but third quarter results remain in line with the improvement seen in the first half of 2011. Excluding our acquired loans, our annualized net charge-off ratio was 0.36% for the third quarter of 2011 compared to 0.31% and 0.67% for the quarters ending June 30, 2011 and December 31, 2010, respectively. Our nonaccruing loans were 0.50% of total loans at September 30, 2011 compared to 0.51% at June 30, 2011 and 0.85% at December 31, 2010, primarily due to the increase in total loans from the NewAlliance merger. Excluding our acquired loans, our nonaccruing loans were 0.87% at September 30, 2011 compared to 0.93% and 1.14% at June 30, 2011 and December 31, 2010, respectively.
Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $78 million at September 30, 2011 from $55 million at December 31, 2010. As discussed in Note 3, Loans and Leases, the recorded investment in TDRs as of September 30, 2011 included $18 million of recorded investment associated with newly identified TDRs pursuant to the revised guidance that were previously included in the population of loans collectively evaluated for impairment. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments. TDRs accruing interest totaled $45 million and $22 million September 30, 2011 and December 31, 2010, respectively.
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
As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral. At September 30, 2011, our liability for repuchase obligations on our serviced loan portfolio was $9 million compared to $4 million at December 31, 2010 and is included in other liabilities in our Consolidated Statements of Condition.
The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	September 30, 2011	December 31, 2010
30 to 59 days past due	1.04%	0.66%
60 to 89 days past due	0.35%	0.26%
Greater than 90 days past due	0.95%	0.48%

Total past due loans	2.34%	1.40%

Investments
We have assessed our securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

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
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity at all times. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating activities,
•	Meet increases in demand for loans and other assets, and
•	Provide for repayments of deposits and borrowings.
•	To fulfill contract obligations.
Factors or conditions that could affect our liquidity management objectives include changes in the mix of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets. See Part II, Item 1A, for a discussion of risk factors surrounding our need to raise additional debt and equity capital to consummate the HSBC Acquisition. To date, we have not seen any negative impact in availability of funding as a result of the broader credit and liquidity issues being seen elsewhere.
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest payments we receive from our investment and loan portfolios, short and long-term borrowings, as well as purchasing short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $2.8 billion and $3.1 billion outstanding at September 30, 2011, respectively.
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
We have a total borrowing capacity of up to $10.4 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.4 billion was available as of September 30, 2011.
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
In the ordinary course of business, we extend commitments to originate commercial and residential mortgages, commercial loans, and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as conditions established under the contract are not violated. Our commitments generally have fixed expiration dates or other termination clauses, and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. At September 30, 2011, we had outstanding unfunded commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $5.0 billion.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Our credit risk involved in issuing these commitments is essentially the same as that involved in extending loans to customers and is limited to the total amount of these instruments. Unused commercial lines of credit amounted to $2.6 billion at September 30, 2011 and generally have an expiration period of less than one year. Home equity and other consumer unused lines of credit totaled $1.5 billion at September 30, 2011 and have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Standby letters of credit amounted to $257 million at September 30, 2011 and generally have an expiration period of less than two years. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements are likely to be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in the issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rates on residential mortgage loans sold which results in monthly service fee income. We were committed to sell $281 million in residential mortgages at September 30, 2011.
Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2011 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through	After five
	year	five years	years	Total
Commercial:
Real estate	$2,234,394	$2,771,817	$659,817	$5,666,028
Construction	319,315	121,729	41,916	482,960
Business	2,760,762	670,124	157,847	3,588,733

Total commercial	5,314,471	3,563,670	859,580	9,737,721
Residential real estate	1,166,683	2,221,254	783,437	4,171,374
Home equity	1,452,239	370,548	354,985	2,177,772
Other consumer	139,027	67,454	72,018	278,499

Total loans and leases	$8,072,420	$6,222,926	$2,070,020	$16,365,366

For the loans reported in the preceding table, the following sets forth at September 30, 2011, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2012 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,702,165	$1,729,469	$3,431,634
Construction	107,967	55,678	163,645
Business	808,416	19,555	827,971

Total commercial	2,618,548	1,804,702	4,423,250
Residential real estate	1,059,163	1,945,528	3,004,691
Home equity	725,533	—	725,533
Other consumer	139,472	—	139,472

Total loans and leases	$4,542,716	$3,750,230	$8,292,946

The following table sets forth at September 30, 2011, the dollar amount of all of our fixed-rate loans due after September 30, 2012 by the period in which the loans mature (in thousands):

		Residential	Home equity
Maturity	Commercial	real estate	and consumer	Total
1 to 2 years	$509,839	$353,168	$175,233	$1,038,240
2 to 3 years	515,379	249,847	117,707	882,933
3 to 5 years	735,106	251,349	145,062	1,131,517

Total 1 to 5 Years	1,760,324	854,364	438,002	3,052,690

5 to 10 years	646,588	160,857	221,132	1,028,577
More than 10 years	211,636	43,942	205,871	461,449

Total	$2,618,548	$1,059,163	$865,005	$4,542,716

The following table sets forth at September 30, 2011, the dollar amount of all of our variable rate loans due after September 30, 2012 by the period in which the loans reprice (in thousands):

		Residential	Home equity
Maturity	Commercial	real estate	and consumer	Total
1 to 2 years	$455,140	$285,783	$—	$740,923
2 to 3 years	413,249	212,067	—	625,316
3 to 5 years	934,958	869,040	—	1,803,998

Total 1 to 5 Years	1,803,347	1,366,890	—	3,170,237

5 to 10 years	1,355	578,638	—	579,993

Total	$1,804,702	$1,945,528	$—	$3,750,230

Our primary investing activities are the origination of loans, the purchase of investment securities, and the acquisition of banking and financial services companies.
Interest Rate and Market Risk
Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from changes in market interest rates and the magnitude of the change at varying points along the yield curve. Changes in market interest rates, whether they are increases or decreases, can trigger repricings and changes in the pace of payments for both assets and liabilities, which individually or in combination may affect our net income, net interest income and net interest margin, either positively or negatively.
Most of the yields on our earning assets, including adjustable-rate loans and investments, and the rates we pay on interest-bearing deposits and liabilities are related to market interest rates. Interest rate risk occurs when the interest income (yields) we earn on our assets changes at a pace that differs from the interest expense (rates) we pay on liabilities.

For example, as part of our normal commercial lending activities, a portion of our commercial and commercial real estate loans have adjustable interest rates that are based on longer-term rates. The yield on these loans could fluctuate to a greater degree than loans that are based on relatively short-term rates. Accordingly, during the third quarter, as a result of actions taken by the Federal Reserve, the yield on our commercial loans was negatively impacted by lower long-term interest rates. Conversely, our cost of funding was not significantly affected by this change in interest rates because the pricing of these instruments is related to a shorter-term part of the interest rate curve.
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

	Calculated decrease
	September 30, 2011		June 30, 2011
	Net interest		Net interest
Changes in interest rates(1)	income	% Change	income	% Change
+200 basis points(2)	$3,526	0.4%	$(2,960)	(0.3)%
+100 basis points	3,369	0.4%	(546)	(0.1)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at both September 30, 2011 and June 30, 2011, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

(2)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.
Impact of New Accounting Standards
In September 2011, the Financial Accounting Standards Board (the “FASB”) released new guidance on the testing of goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test required by U.S. generally accepted accounting principles (“GAAP”). The amendments will become effective for us on January 1, 2012 with early adoption permitted. We do not expect this update to have a significant impact on our financial statements.
In June 2011, the FASB released new guidance to converge the fair value measurement guidance in GAAP with that of International Financial Reporting Standards (“IFRS”). The amendment provides both clarifying guidance regarding the FASB’s intent about the application of existing requirements as well as changes in certain principles or requirements. This guidance will become effective for us on January 1, 2012. While the amendments will expand our disclosures regarding our fair value measurements, we do not expect it to have a significant impact on our financial statements.
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
In April 2011, the FASB released new guidance to develop consistent standards for creditors to use in their determination of whether a loan modification represents a troubled debt restructuring. Specifically, creditors are precluded from utilizing the borrower’s effective rate test to evaluate whether a concession is granted and clarifies the guidance for determining if a borrower is experiencing financial difficulty. In particular, it specifies that a borrower that is not in default may still be considered to be experiencing financial difficulty. This guidance became effective for us in the third quarter and was applied retrospectively to the beginning of 2011.
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
ITEM 4. Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2011 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2011.
During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In late August and September 2010, following the announcement of the Company’s merger with NewAlliance, ten purported class actions were filed in Connecticut Superior Court and in the Delaware Court of Chancery of the State of Delaware, naming NewAlliance, the Company, and NewAlliance’s directors as defendants. Certain of these actions also name FNFG Merger Sub, Inc., a wholly owned subsidiary of the Company, and certain NewAlliance officers as defendants. These actions allege, among other things, that NewAlliance’s directors breached their fiduciary duties to NewAlliance’s stockholders by failing to maximize stockholder value in approving the merger agreement with the Company and by providing incomplete disclosures to stockholders in advance of their upcoming vote whether to approve the merger. The actions further allege that NewAlliance and the Company aided and abetted these alleged breaches of fiduciary duty. These actions sought to enjoin the merger on the agreed upon terms and also sought attorneys’ and experts’ fees.
On November 5, 2010, the plaintiffs in both actions advised NewAlliance that they had agreed to stay the Delaware actions and proceed in the Connecticut actions alone. After expedited discovery was conducted, the parties entered into a memorandum of understanding setting forth settlement terms that, subject to approval by the Connecticut Superior Court, would resolve the actions. In the memorandum of understanding, the Company and NewAlliance denied that they committed any of the wrongful acts alleged in the complaints, but agreed to amend the disclosures to stockholders in advance of the vote whether to approve the merger. The Connecticut Superior Court approved the settlement at a hearing on August 22, 2011, dismissing the Connecticut actions with prejudice. The Delaware Court of Chancery likewise dismissed the Delaware actions with prejudice on September 30, 2011.
ITEM 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Impact of the macro-economic environment on the HSBC Acquisition
The macroeconomic environment has changed significantly since the announcement of the HSBC Acquisition in ways that will currently preclude achieving certain original acquisition assumptions. Interest rates have fallen to historical lows, and capital markets, particularly in the banking sector, have been depressed and unusually volatile. We are currently assessing all our options including but not limited to offering a mix of types of capital, as described below, reducing the size of our balance sheet and the timing and price expected for both the DOJ divestitures and the divestiture of certain branches in select locations that are outside of our strategic focus. However, we continue to intend to use the cash received in the HSBC Acquisition to pay down borrowings as well as purchase investment securities. When we announced the transaction on July 31, 2011, we anticipated investment yields for securities we would purchase to be approximately 4.25%; however, due to current market conditions, we currently expect these investment yields to be approximately 3.5%.
We will need to raise additional debt and equity capital to consummate the HSBC Acquisition.
Our obligation to consummate the HSBC Acquisition is not subject to a financing condition. Therefore, we will need to raise additional capital in order to receive regulatory approval to consummate the transaction. We are considering a variety of types of capital, which may include common stock, preferred stock, convertible securities, and senior and subordinated debt. Our ability to raise additional capital on acceptable terms will depend on our financial performance and, among other things, conditions in the capital markets at that time, which are outside of our control. Issuances of additional capital could dilute our existing common stockholders. Issuances of capital with a dividend or liquidation preference over our common stock would affect the rights of our common stock. Issuances of preferred stock and debt, by increasing interest expenses, could negatively affect earnings per share of our common stock. Each of those potential outcomes could lower the market price of our common stock.
The success of the HSBC Acquisition will depend on a number of uncertain factors.
Consummation of the HSBC Acquisition is subject to receipt of required regulatory approvals, including the submission of a capital plan to the OCC, as well as antitrust approvals (or expirations of waiting periods), and the satisfaction of other closing conditions. In addition, the success of the HSBC Acquisition will depend on a number of factors, including, without limitation:
•	the necessary regulatory approvals to consummate the HSBC Acquisition not containing terms, conditions or restrictions that will be detrimental to, or have a material adverse effect on, the Bank;
•	our ability to successfully integrate the branches acquired as part of the HSBC Acquisition (the “HSBC Branches”) into the current operations of the Bank;
•	our ability to limit the outflow of deposits held by our new customers in the HSBC Branches and to retain interest earning assets (i.e., loans) acquired in the HSBC Acquisition;
•	the credit quality of loans acquired as part of the HSBC Acquisition;
•	our ability to attract new deposits and to generate new interest earning assets;
•	our success in deploying the cash received in the HSBC Acquisition on a timely basis, into assets, including investment securities, bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;
•	our ability to control the incremental noninterest expense from the HSBC Branches in a manner that enables us to maintain a favorable overall efficiency ratio;
•	our ability to find third party purchasers for required divestitures of branches on suitable terms and conditions;
•	our ability to retain and attract appropriate personnel to staff the HSBC Branches;
•	our ability to earn acceptable levels of noninterest income, including fee income, from the HSBC Branches; and
•	our ability to retain the relationship managers and district sales executives we expect to hire in connection with the HSBC Acquisition.
No assurance can be given that the HSBC Acquisition will not expose us to unknown material liabilities, that the operation of the HSBC Branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the HSBC Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our earnings and financial condition.

The success of the HSBC Acquisition will depend on a number of uncertain factors.
Consummation of the HSBC Acquisition is subject to receipt of required regulatory approvals, including the approval of the OCC, and antitrust approvals (or expirations of waiting periods), and the satisfaction of other closing conditions, including the submission of a capital plan to the OCC. The success of the HSBC Acquisition will depend on a number of factors, including, without limitation:
•	the necessary regulatory approvals to consummate the HSBC Acquisition not containing terms, conditions or restrictions that will be detrimental to, or have a material adverse effect on, the Bank;
•	our ability to access necessary capital on a timely basis;
•	our ability to successfully integrate the branches acquired as part of the HSBC Acquisition (the “HSBC Branches”) into the current operations of the Bank;
•	our ability to limit the outflow of deposits held by our new customers in the HSBC Branches and to retain interest earning assets (i.e., loans) acquired in the HSBC Acquisition;
•	the credit quality of loans acquired as part of the HSBC Acquisition;
•	our ability to attract new deposits and to generate new interest earning assets;
•	our success in deploying the cash received in the HSBC Acquisition on a timely basis, into assets, including investment securities, bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;
•	our ability to control the incremental noninterest expense from the HSBC Branches in a manner that enables us to maintain a favorable overall efficiency ratio;
•	the extent of branch divestitures required by regulators as a result of a competition review in connection with the regulatory approval process for the HSBC Acquisition;
•	our ability to find third party purchasers for required divestitures of branches on suitable terms and conditions;
•	our ability to retain and attract appropriate personnel to staff the HSBC Branches;
•	our ability to earn acceptable levels of noninterest income, including fee income, from the HSBC Branches; and
•	our ability to retain the relationship managers and district sales executives we expect to hire in connection with the HSBC Acquisition.
No assurance can be given that the Bank will be able to integrate the HSBC Branches successfully, that the HSBC Acquisition will not expose us to unknown material liabilities, that the operation of the HSBC Branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the HSBC Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our earnings and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.

b)	Not applicable.

c)	The following table discloses information regarding the repurchases of our common stock made during the third quarter of 2011:

			Total number of shares	Maximium number of
			purchased as part of	shares yet to be
	Number of shares	Average price	publicly announced	purchased under the
Month	purchased	paid per share	repurchase plans	plans
July	440,000	$13.04	440,000	11,894,000
August	—	—	—	11,894,000
September	—	—	—	11,894,000

Total	440,000	$13.04

On July 27, 2010, our Board of Directors approved a stock repurchase plan which authorizes management, at its discretion, to repurchase up to 21 million shares of our common stock. This plan rescinded all prior plans and does not have an expiration date.

ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 5. Other Information
(a) Not applicable.
(b) Not applicable.
In May 2011, KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, notified the Company that a recently hired officer of the Company who is a former KPMG partner was a participant in a KPMG retirement plan that was structured in a manner that could raise independence concerns for KPMG under SEC auditor independence rules. KPMG promptly established a rabbi trust to fully fund future payments due to the Company’s officer in order to comply with SEC auditor independence rules. However, during the period following the officer’s hiring by the Company but prior to the restructuring of the retirement plan, a single monthly payment for $680 was made to the officer under the plan. KPMG advised the Company and the Company’s Audit Committee that, based on its review of all relevant facts, and particularly in light of the small amount involved and the prompt corrective action taken, this matter did not impact KPMG’s application of objective and impartial judgment on all issues encompassed within the interim review and audit engagements. After discussion with KPMG, the Company’s Audit Committee agreed with the conclusion. KPMG has reported their conclusion to the SEC staff.
ITEM 6. Exhibits
The following exhibits are filed herewith:

Exhibits

2.1
Purchase and Assumption Agreement, dated July 30, 2011, by and among HSBC Bank USA, National Association, HSBC Securities (USA) Inc., HSBC Technology & Services (USA) Inc. and First Niagara Bank, N.A.(1)

12	Ratio of Earnings to Fixed Charges

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to the Current Report on 8-K filed with the Securities and Exchange Commission on August 1, 2011.

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: November 9, 2011	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)