Form 10-K
period 2011-12-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2012-02-28
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35390

FIRST NIAGARA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1556195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

726 Exchange Street, Suite 618, Buffalo, NY	14210
(Address of Principal Executive Offices)	(Zip Code)
(716) 819-5500
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Fixed-to-Floating Rate Perpetual Non-Cumulative	New York Stock Exchange
Preferred Stock, Series B, par value $0.01 per share
Securities Registered Pursuant to Section 12(g) of the Act:
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 24, 2012, there were issued and outstanding 351,845,091 shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by The NASDAQ Stock Market LLC, was approximately $3,868,384,436.

DOCUMENTS INCORPORATED
BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of our Proxy Statement:

Document	Part
Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III, Item 10
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
GENERAL
First Niagara Financial Group, Inc.
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation whose principal executive offices are located at 726 Exchange Street, Suite 618, Buffalo, New York, provides a wide range of retail and commercial banking as well as other financial services through its wholly-owned bank subsidiary, First Niagara Bank, N.A. (the “Bank”). The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). At December 31, 2011, we had $32.8 billion of assets, $19.4 billion of deposits and $4.8 billion of stockholders’ equity.
The Company was organized in April 1998 through reorganization to a two-tiered mutual holding company and converted to a federal charter in November 2002. In January 2003, we converted the mutual holding company to stock form, with our shares of common stock owned by the mutual holding company being sold to depositors and other investors.
Since 1998, we deployed the proceeds from several stock offerings by making multiple whole-bank and nonbank financial services company acquisitions, acquiring branches, and by opening several de novo branches in target markets across Upstate New York and Pennsylvania. This strategy, coupled with our organic growth initiatives, which includes an emphasis on expanding our commercial banking operations and financial services businesses, has resulted in our successful transition from a traditional thrift to a commercial bank.
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
In April 2011, we acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, for total consideration of $1.5 billion, and thereby acquired all of NewAlliance Bank’s 88 branch locations in Connecticut and Western Massachusetts. Under the terms of the merger agreement, each outstanding share of NewAlliance stock was converted into the right to receive either 1.10 shares of common stock of the Company, or $14.28 in cash, or a combination thereof. As a result, NewAlliance stockholders received 94 million shares of Company common stock, valued at $1.3 billion, and cash consideration of $199 million stockholders.
On July 30, 2011, the Bank entered into an agreement with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire, after assignment of our purchase right for certain branches, approximately $11 billion of deposit liabilities and approximately $2 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67% (the “HSBC Acquisition”). Without considering expected proceeds from the assignment of our purchase right, the purchase price totals approximately $1 billion, based on December 31, 2011 balances.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about the HSBC Acquisition.
Our profitability is primarily dependent on the difference between the interest we receive on loans and investment securities, and the interest we pay on deposits and borrowings. The rates we earn on our assets and the rates we pay on our liabilities are a function of the general level of interest rates and competition within our markets. These rates are also highly sensitive to conditions that are beyond our control, such as inflation, economic growth, and unemployment, as well as policies of the federal government and its regulatory agencies, including the Federal Reserve. We manage our interest rate risk as described in “Interest Rate and Market Risk” in this report, Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions reserve requirements, by varying the target federal funds and discount rates and by varying the supply of money. The actions of the Federal Reserve in these areas influence the growth of our loans, investments, and deposits, and also affect interest rates that we earn on interest-earning assets and that we pay on interest-bearing liabilities.

First Niagara Bank, N.A.
First Niagara Bank, N.A. was organized in 1870, and is a regional nationally chartered bank providing financial services to individuals, families and businesses. In connection with the reorganization of the Company into a two-tiered mutual holding company in November 2002, the Bank was converted from a New York State chartered mutual savings bank to a New York State chartered stock savings bank and in April 2010, the Bank became a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”).
The Bank is positioned as one of the leading regional banks in Upstate New York, Pennsylvania, Connecticut and Western Massachusetts, providing our retail consumer and business customers with banking services including residential and commercial real estate loans, commercial business loans, consumer loans, wealth management products, as well as retail and commercial deposit products. Additionally, we offer insurance and employee benefits consulting services through a wholly-owned subsidiary of the Bank. As of December 31, 2011, the Bank and all of its subsidiaries had $32.7 billion of assets, $19.4 billion of deposits, and $4.7 billion of stockholder’s equity, employed over 5,100 people, and operated through 333 branches and several financial services subsidiaries.
The Bank’s subsidiaries provide a range of financial services to individuals and companies in our market and service areas. These subsidiaries include: First Niagara Funding, Inc., our real estate investment trust (“REIT”) which primarily originates and holds some of our commercial real estate and business loans; First Niagara Servicing Company, which owns and partially services loans that are collateralized by property in Connecticut; and First Niagara Risk Management, Inc. (“FNRM”), our full service insurance agency, which sells insurance products, including business and personal insurance, surety bonds, life, disability and long-term care coverage, and other risk management advisory services. FNRM also provides risk management advisory services as to alternative risk and self-insurance, claims investigation and adjusting services, and third-party administration of self-insured workers’ compensation plans.
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
We have adopted a Code of Ethics that is applicable to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, among others. The Code of Ethics is available on the Investor Relations page of our website along with any amendments to or waivers from that policy. Additionally, we have adopted a general Code of Conduct that sets forth standards of ethical business conduct for all of our directors, officers and employees. This Code of Conduct is also available on our website.
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

Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	General economic conditions, either nationally or in our market or service areas, that are worse than expected;

•	Significantly increased competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments;

•	Changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Our ability to successfully integrate acquired entities;

•	Changes in consumer spending, borrowing, and savings habits;

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and

•	Changes in our organization, compensation, and benefit plans.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
MARKET AREAS AND COMPETITION
Our business operations are concentrated in our primary market areas of Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. Therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.
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
We offer a variety of financial services to meet the needs of the communities that we serve, functioning under a philosophy that includes a commitment to customer service and the community. As of December 31, 2011 we operated 333 bank branches, including 115 in Upstate New York primarily located near Buffalo, Rochester, Syracuse and Albany; 130 branches in Pennsylvania primarily located near Philadelphia, Pittsburgh, Erie, and Warren; 76 branches in Connecticut primarily located near New Haven and Hartford; and 12 in Western Massachusetts primarily located near Springfield.
LENDING ACTIVITIES
Our principal lending activity has been the origination of commercial business and real estate loans, and residential mortgage loans to commercial and retail customers generally located within our primary market and service areas.
Our Commercial business is positioned for continuing success with best-in-class service. Our footprint provides ample opportunity for growth and our strategy seeks to capitalize on our commercial business scale by driving organic growth, investing in infrastructure, and expanding our product set. We are focused on providing a full range of services to our commercial banking clients with plans to invest further in healthcare capabilities, use asset based lending opportunities for access to broader markets and industries, enhance our leasing capability, lead more syndicated transactions, and leverage our risk management products to further increase fee income.
Our Retail business is focused on acquiring core deposit relationships from consumer and small business customers. These core deposit relationships provide a low cost of funds and are the cornerstone of household profitability. Our Retail business is also focused on consumer finance, offering an array of products including residential mortgage and home equity loans. Beginning in 2012, we will expand our capabilities surrounding credit cards and indirect auto finance.

Winning, expanding and retaining core relationship customers is driven by a clear value proposition:
•	Doing business with us will be simple, easy and fast for our customers.

•	We will deliver a friendly, helpful and proactive customer experience.

•	We will take a personal interest in helping our customers earn more, pay less and borrow wisely.
We are committed to delivering a superior and differentiated customer experience driven by our engaged employee culture, a convenient and efficient multi-channel customer experience and the strength of a dense and efficient branch network. Product development efforts are focused on meeting the banking, investment and insurance needs of our clients and our products are designed to be simple and easy to use while creating a fair value exchange for our customers and shareholders. Through a targeted and multi-channel marketing effort we deliver relevant offers to our customers and prospects and efficiently drive the sales and service experience.
Commercial Business Loans
Our commercial business loan portfolio includes business term loans and lines of credit issued to companies in our market and service areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and extend lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and for other general purposes. The terms of these loans generally range from less than one year to seven years with either a fixed interest rate or a variable interest rate indexed to a London Inter-Bank Offered Rate (“LIBOR”) or our prime rate. Our lines of credit typically carry a variable interest rate indexed to either LIBOR or our prime rate.
As part of our strategic initiatives to fully service our larger corporate clients generally located within our primary market and service areas, we look to strengthen our commercial business relationships by offering not only larger loans, but more and better solutions. One such example of a better solution is our relatively new capital markets business. Through our capital markets business, we lead and co-lead syndicated loan transactions and have broadened our ability to include interest rate risk management derivative products for our commercial borrowers. To facilitate expansion of our ongoing commercial loan growth, we offer additional commercial business products and services such as standby letters of credit, cash management, foreign exchange, remote deposit capture, merchant services, wire transfers, lock-box, business credit and debit cards, and online banking.
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
Commercial Real Estate and Multi-family Lending
We originate commercial real estate loans secured predominantly by first liens on apartment buildings, office buildings, shopping centers, and industrial and warehouse properties. Our current policy with regard to these loans is to minimize our risk by emphasizing geographic distribution within our market and service areas and diversification of these property types.
Commercial and multi-family real estate loans that we originate are generally limited to three, five, or seven year adjustable-rate products which we initially price at prevailing market interest rates. These interest rates, which may be subject to interest rate floors, subsequently reset annually after completion of the initial adjustment period at new market rates that generally range at a spread over the current applicable market index such as Federal Home Loan Bank (“FHLB”) Advance Rates. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 30 year amortization schedule for multi-family loans, and 20 years for commercial real estate loans.

We also offer the availability of commercial real estate and multi-family construction loans to our better relationship borrowers. Most of our construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. We make the construction phase of the loan on a short-term basis, usually not exceeding two years, with floating interest rates that are indexed to either a LIBOR or our prime rate. The construction loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the expected appraised value of the subject property upon its completion. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent lease-up.
We continue to emphasize commercial real estate and multi-family lending because of the higher interest rates, relative to expected losses, associated with this asset class. Commercial real estate and multi-family loans, however, carry significantly more risk as compared to residential mortgage lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. Additionally, the payment experience on loans that are secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. To help manage this risk, we have put in place concentration limits based upon property types and maximum amounts that we lend to an individual or group of borrowers. In addition, our policy for commercial lending generally requires a loan-to-value (“LTV”) ratio of 75% or lower on purchases of existing commercial real estate and 80% or lower on purchases of existing multi-family real estate. For construction loans, the maximum LTV ratio varies depending on the project, however it generally does not exceed the lesser of 75% to 80% LTV based on property type or 90% of cost.
Residential Real Estate Lending
We originate mortgage loans to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market and service areas. We offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly and bi-weekly payment features, that have maturities up to 30 years, and maximum loan amounts determined by market generally up to $2.5 million. Our bi-weekly mortgages feature an accelerated repayment schedule and are linked to a deposit account to facilitate payments.
We generally have sold newly originated conventional 15 to 30 year fixed-rate loans as well as FHA insured and VA guaranteed loans in the secondary market to government sponsored enterprises such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or to wholesale lenders. We intend to continue to hold our newly originated ARMs in our portfolio. Our LTV requirements for residential real estate loans vary depending on the loan program as well as the secondary market investor. Loans with LTVs in excess of 80% are required to carry mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.
We offer ARM products secured by residential properties. These ARMs have terms generally up to 30 years, with rates that generally adjust annually after three, five, or seven years. After that initial fixed rate period of time, the interest rate on these loans is reset based upon a spread or margin above a specified index (e.g., a U.S. Treasury Constant Maturity Index or LIBOR). Our ARM loans are generally subject to limitations on interest rate increases and decreases of up to 2% per adjustment period and a total adjustment of up to 5% over the life of the loan. These loans generally require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan, commonly referred to as negative amortization.

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
Home Equity Lending
We offer fixed-rate, fixed-term, monthly and bi-weekly payment home equity loans, and prime-based variable rate home equity lines of credit (“HELOCs”) within our market footprint. These products typically allow customers to borrow up to 85% of the appraised value of the collateral property (including the first mortgage) with a maximum loan amount generally no greater than $500 thousand. Our fixed-rate home equity loans generally have repayment terms up to 15 years. The “Ultraflex” home equity line of credit product allows borrowers the payment option of a five year interest only draw period or a 10 year principal and interest draw period, with a 20 year repayment period to follow. Additionally, this product offers an option allowing customers to convert portions or all of their variable rate line balances to a fixed rate loan. Customers may have up to three fixed rate loans within their line of credit at one time.
Consumer Loans
We offer a variety of consumer loans ranging from fixed-rate installment loans to variable rate lines of credit; examples include indirect mobile home loans, personal secured loans, and unsecured loans. Terms of these loans range from six months to 72 months and typically do not exceed $50 thousand. Secured loans are generally collateralized by vehicles, savings accounts, or certificates of deposit. We generally only extend unsecured loans, credit cards, and lines of credit to our most creditworthy customers. Consumer loans can generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles and mobile homes.
Asset Quality Review
We review loans on a regular basis. Consistent with regulatory guidelines, we provide for the classification of loans which are considered to be of lesser quality as special mention, substandard, doubtful, or loss. We consider a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the loan. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected. Loans that we classify as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses presented make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, improbable. Loans that we classify as loss are those considered uncollectible and of such little value that their continuance as an asset is not appropriate and the uncollectible amounts are charged off. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification. Any loan not rated special mention, substandard, doubtful, or loss is considered pass rated. Beginning in the fourth quarter of 2011, we established a watch-list for loans that are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.
When we classify problem loans greater than $200 thousand as either substandard or doubtful, we evaluate them individually for impairment. When we classify problem loans as a loss, we charge-off the amount of impairment against the allowance for loan losses. Our determination as to the classification of our loans and the amount of our allowance is subject to ongoing review by regulatory agencies, which can require us to establish additional general or specific loss allowances. We regularly review our loan portfolio to ensure that they are correctly graded and classified in accordance with our policy or applicable regulations.

Allowance for Loan Losses
We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. We determine our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. We further segregate these segments between our legacy loans and acquired loans. Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans. A detailed description of our methodology for calculating our allowance for loan losses is included in “Critical Accounting Policies and Estimates” filed herewith in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
WEALTH MANAGEMENT
We offer wealth management services through two delivery channels, Private Client Services (“PCS”) and First Niagara Investment Services (“FNIS”). PCS provides holistic wealth management solutions using investment, fiduciary and banking services. FNIS is the Bank’s branch based investment brokerage platform that offers mutual funds and annuities as well as other investment products using financial consultants and appropriately licensed employees.
Private Client Services
Our PCS Group utilizes a comprehensive approach to wealth management incorporating wealth planning, investment management, fiduciary, risk management, credit and banking services for our customers. Revenue from PCS is primarily comprised of investment fees, estate settlement fees and credit and banking revenue paid by our clients. Investment fees are based on the current market value of assets under management, the amount of which is impacted by fluctuations in stock and bond market prices. Estate settlement fees are based on the total market value of real and personal property settled. Credit and banking revenue is primarily generated by interest income earned on commercial and consumer loans. PCS offers wealth management services to manage client funds utilizing various third party investment vehicles including separately managed accounts, bonds, exchange traded funds and mutual funds. Assets under management of PCS totaled $1.4 billion at December 31, 2011.
First Niagara Investment Services
FNIS offers wealth management, retirement planning, education funding and wealth protection products and services to our retail and commercial clients. Through a third party broker dealer relationship we offer vehicles including stocks, bonds, mutual funds, annuities, life insurance, long term care insurance, and advisory products. The planning services and products we offer are distributed through our branch network using financial consultants and licensed branch employees.
Revenue from investment and insurance products consists primarily of commissions paid by our clients, investment managers, and third party product providers. New business activity and the corresponding revenue that we earn are particularly affected by fluctuations in stock and bond market prices, the development of new products, interest rate fluctuations, commodity prices, regulatory changes, the relative attractiveness of investment products offered under current market conditions, and changes in the investment patterns of our clients. Assets under management of FNIS totaled approximately $3.5 billion at December 31, 2011.
FINANCIAL SERVICES
To complement our traditional core banking business, we offer a wide range of insurance products and consulting services to help both our retail and commercial customers achieve their financial goals. These products and services are delivered through FNRM, our financial services business, which includes risk management (insurance) consulting services.
Through FNRM, we offer a wide range of commercial and personal insurance products and services including our claims investigation and adjusting services, third party administration of self insured workers compensation plans, alternative risk management services, as well as self insurance consulting services. FNRM also provides industry specific insurance programs related to healthcare, moving and storage, construction/surety, non-profits, ice rinks, and municipalities.
The revenue attributable to FNRM consists primarily of fees paid by our clients as well as commissions, fees, and contingent profit sharing paid by insurance carriers. Commission rates that we earn vary based on the type of insurance product, the carrier being represented, and the services that our agency provides. As of December 31, 2011, we are servicing approximately $880 million in annual insurance premium volume.

INVESTMENT ACTIVITIES
Our investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability, and risk diversification.
We invest in U.S. Government and agency securities, municipal bonds, corporate debt obligations, asset-backed securities collateralized by student loans, credit cards, and auto leases or loans, collateralized loan obligations backed by corporate loans and other types of structured financing, small business administration pooled loans, mortgage-backed securities and collateralized mortgage obligations (“CMOs”) issued and guaranteed by the FNMA, FHLMC, Government National Mortgage Association (“GNMA”), or non-agency issued and backed by residential conventional “whole loans” or commercial real estate loans.
Our investment strategy generally utilizes a risk management approach of diversified investing to optimize investment yields while managing our overall interest rate risk and liquidity position. To accomplish these objectives, we focus on investments in mortgage related securities, including CMOs, and other structured products. We attempt to maintain a high degree of liquidity in our investment securities and generally do not invest in debt securities with expected average lives at purchase in excess of six years.
As of December 31, 2011, our investment portfolio is primarily comprised of residential mortgage-backed securities. We expect the composition of our investment portfolio to include more diversified product types such as commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. In addition to the purchases made in these security types in anticipation of our pending HSBC transaction, we also plan to grow our positions in these security types throughout 2012 with reinvestment of cash proceeds from our existing securities.
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
Deposits
We offer a variety of deposit products with a range of interest rates and terms. Our retail deposit accounts consist of savings, negotiable order of withdrawal (“NOW”), checking, money market, and certificate of deposit accounts. Our commercial account offerings include business savings and checking, money market, cash management accounts, and a totally free checking product. We also accept municipal deposits. In order to further diversify liquidity sources, the Bank has obtained certificates of deposit and money market deposit accounts through brokers.
Borrowed Funds
We utilize borrowings to manage the overall maturity of our liabilities and to leverage our capital for the purpose of improving our return on equity. These borrowings primarily consist of advances and repurchase agreements with the FHLB, nationally recognized securities brokerage firms, and with our commercial and municipal customers.
SEGMENT INFORMATION
Information about our business segments is included in Note 19 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” We have identified two business segments: banking and financial services. Our financial services activities consist predominantly of insurance sales. All of our other activities are considered banking.

SUPERVISION AND REGULATION
General
The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting shareholders. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on us and the Bank. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted, but may have a material effect on our business and results.
On April 9, 2010, the Company converted from a savings and loan holding company to a bank holding company. We are not a financial holding company and thus are not entitled to the broader powers granted to those entities under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, we are regulated under the BHC Act and subject to inspection, examination and supervision by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FNFG” and is subject to NASDAQ rules for listed companies. Our fixed-to-floating rate perpetual non-cumulative preferred stock, series B is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FNFG PRB” and is subject to NYSE rules for listed companies.
On April 9, 2010, the Bank converted from a Federal savings association to a national banking association organized under the National Bank Act. As a national bank, the Bank is subject to regulation and examination by the OCC and the Federal Deposit Insurance Corporation (the “FDIC”). Insured banks, including the Bank, are subject to extensive regulation of many aspects of their business. These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.
Regulatory Reforms
The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, it contains numerous other provisions that will affect all bank holding companies and banks, including the Company and the Bank. Among other provisions affecting our businesses:
•	Dodd-Frank changed the assessment base for Federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling and the size of the Deposit Insurance Fund (the “DIF”), and increased the floor applicable to the size of the DIF. Dodd-Frank also changed the methodology for calculating the assessment rate to factor in the ability of a depository institution to withstand asset and funding related stress.
•	Dodd-Frank repealed the Federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Dodd-Frank centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with Federal consumer protection laws.

•	Dodd-Frank provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.
•	Dodd-Frank requires the Federal Reserve to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions”), and authorized the Federal Reserve to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd-Frank. In December 2011, the Federal Reserve issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for:
•	risk-based capital requirements and leverage limits;
•	stress testing of capital;
•	liquidity requirements;
•	overall risk management requirements;
•	resolution plan and credit exposure reporting; and
•	concentration/credit exposure limits.
These rules, which we refer to as the “Proposed SIFI Rules”, address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to the Company as long as its total consolidated assets remain below $50 billion. However, if organic growth or growth through acquisitions causes the Company to have total consolidated assets of $50 billion or more, these rules will apply. Two aspects of the Proposed SIFI Rules — requirements for annual stress testing of capital, potential losses, and certain other items under one base and two stress scenarios provided by the Federal Reserve and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert” — apply to bank holding companies with total consolidated assets of $10 billion or more, including the Company. In January 2012, the OCC issued for public comment a notice of proposed rulemaking establishing comparable stress testing provisions applicable to national banks, including the Bank. These rules generally will become operative on the first day of the fifth calendar quarter after the effective date of the final rule, although certain requirements have different transition periods. The annual stress test requirement is proposed to become operative upon the effective date of the final rule. Comments on the Proposed SIFI Rules are due by March 31, 2012.
The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. We continue to analyze the impact of rules adopted under Dodd-Frank, including the Proposed SIFI Rules, on our businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.
The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. We anticipate that the Basel III capital framework as adopted in the United States will apply to the Company and will establish substantially higher capital requirements than currently apply. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total consolidated assets is less certain. We discuss Basel III in greater detail below in this section under “Capital Requirements” and “Liquidity Requirements”.

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
Payment of Dividends
The principal source of the Company’s liquidity is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks, such as the Bank, from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay aggregate dividends of $319 million to the Company without obtaining affirmative governmental approvals, as of December 31, 2011. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
In addition, we and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The appropriate Federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate Federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (or “CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to us for so long as our total consolidated assets remain below $50 billion. However, we anticipate that our capital ratios reflected in the stress test calculations required of us under the Proposed SIFI Rules (described above under “Regulatory Reforms”) will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
Transactions with Affiliates
Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company must be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act required that the 10% of capital limit on these transactions applies to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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
Source of Strength Doctrine
Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
In addition, under the National Bank Act, which applies to national banks, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require us to pay the deficiency through an assessment. If the assessment is not paid within three months, the OCC could order us to sell our holdings of the Bank’s stock to make good the deficiency.
Capital Requirements
As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC. The Federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:
•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.
•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies such as the Company. Among other things, going forward this will preclude us from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010. We have not issued any trust preferred securities or cumulative preferred stock since that date. Our existing capital trust preferred securities are grandfathered as Tier 1 capital as our consolidated assets were less than $15 billion on December 31, 2009.
Like other bank holding companies, the Company is currently required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
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
In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than that permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. Basel II applies to bank holding companies and banks having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as “core” banks) and, accordingly, currently does not apply either to the Company or the Bank.
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
The Basel III final capital framework, among other things, (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
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
The implementation of the Basel III final framework will commence on January 1, 2013. On that date, applicable banking institutions will be required to meet the following minimum capital ratios:
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
The timing for the Federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the Federal banking agencies have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to the Company may be different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity. The current requirements and the Company’s actual capital levels are detailed in Note 11 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”
The Proposed SIFI Rules discussed above would require bank holding companies, such as the Company, with $10 billion or more but less than $50 billion in assets to perform annual stress tests to assess the potential impact on earnings and capital, taking into account the current condition of the company and its risks, exposures, business strategies and activities.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.
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
We believe that, as of December 31, 2011, the Bank was “well-capitalized” based on the aforementioned ratios. The current requirements and the actual levels for the Bank are detailed in Note 11 of “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to the average consolidated total assets minus the average tangible equity of the depository institution, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions, including the Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC has continued to utilize a bank’s capital level and supervisory ratings (its “CAMELS ratings”), has introduced certain new financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and has eliminated the use of risk categories and long-term debt issuer ratings. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured by the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale.
For large institutions, including the Bank, the initial base assessment rate ranges from five to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The rate increases and special assessment resulted in a significant increase to our FDIC premiums in 2009 and 2010. FDIC insurance expense totaled $29 million, $19 million and $17 million in 2011, 2010 and 2009, respectively.
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

Consumer Financial Protection Bureau Supervision
In July 2011, consistent with its mandate under Dodd-Frank to supervise depository institutions with more than $10 billion in assets, the CFPB notified the Bank that it will be supervised by the CFPB for certain consumer protection purposes. The CFPB will focus on:
•	risks to consumers and compliance with the Federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
•	the markets in which firms operate and risks to consumers posed by activities in those markets;
•	depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and
•	non-depository companies that offer one or more consumer financial products or services.
Given the recent establishment of the CFPB, there is significant uncertainty surrounding the expected impact of this bureau on us and other banks.
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
Incentive Compensation
The Dodd-Frank Act requires the Federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under Dodd-Frank, discussed above.

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
In addition, under Federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of the Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than the Bank’s depositors.
Liability of Commonly Controlled Institutions
FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, the Bank is the only insured depository institution controlled by the Company for this purpose. However, if we were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Community Reinvestment Act and Fair Lending Laws
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination. The Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) are commonly known as the Fair Lending Laws. The FHA is a civil rights law that makes discrimination in housing lending illegal. The ECOA is a customer protection law prohibiting discrimination in all types of credit—both consumer and commercial—and requiring that certain notifications be given to loan applicants. The Americans with Disabilities Act (“ADA”) also bears on lending activities. Banks are obligated to reasonably accommodate individuals with disabilities when they apply for loans as well as during the entire lending process. Depository institutions are periodically examined for compliance with the Fair Lending Laws. Regulators are required to refer matters to the DOJ whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of discouraging or denying applications for credit in violation of ECOA.
Other Consumer Protection Laws
There are a number of consumer protection laws and implementing regulations that are designed to protect the interests of consumers in their credit transactions and other transactions with banks and financial service providers. More recently, the Dodd-Frank Act amended an existing consumer protection law to expand its scope so that it now covers deceptive acts or practices, and to provide examination and enforcement authority over the CFPB. Under Dodd-Frank it is unlawful for any provider of consumer financial products or services to engage in any unfair, deceptive or abusive act or practice (“UDAAP”). A violation of the consumer protection laws, and in particular UDAAP, could have serious legal, financial and reputational consequences.
Federal Home Loan Bank System
We are a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, we are required to acquire and hold shares of capital stock in the FHLB in an amount equal to 0.2% of the total principal amount of our unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations at the beginning of each year, and 4.5% of our borrowings from the FHLB. As of December 31, 2011, we were in compliance with this requirement. While we are not a member of FHLB of Pittsburgh or Boston, we acquired FHLB of Pittsburgh and Boston common stock in connection with our mergers with Harleysville and NewAlliance, respectively.
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
The Federal banking agencies adopted guidelines establishing standards for safeguarding our customer information. The guidelines describe the agencies’ expectation that we create, implement, and maintain an information security program, which would include administrative, technical, and physical safeguards appropriate to our size and complexity and the nature and scope of our activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of our customer records and information, protect against any anticipated threats or hazards to the security or integrity of our customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to our customers. Additionally, the guidance states that banks, such as the Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures. We have developed such a program.

Anti-Money Laundering and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department (the “Treasury”) has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial, and reputational consequences for the institution.
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
Economic Conditions May Adversely Affect Our Liquidity and Financial Condition
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. A slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects on our business:
•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in net interest income derived from our lending and deposit gathering activities;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets, such as goodwill; and
•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on loans held for sale.
Commercial Real Estate and Business Loans Increase Our Exposure to Credit Risks
At December 31, 2011, our portfolio of commercial real estate and business loans totaled $10.0 billion, or 61% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.
Increases to the Provision for Credit Losses May Cause Our Earnings to Decrease
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating our allowance for loan losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.
Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.
Concentration of Loans in Our Primary Market Area May Increase Risk
Our success is impacted by the general economic conditions in the geographic areas in which we operate, primarily Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could reduce our ability to generate new loans and increase default rates on those loans and otherwise negatively affect our financial results.
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
Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. Decreases in the fair value of our investment securities, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.
Changes in interest rates may also affect the average life of our loans and mortgage related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. As prepayment speeds on mortgage related securities increase, the premium amortization increases prospectively, and additionally there would be a catch up adjustment required under the application of the interest method of income recognition, and will therefore result in lower net interest income. Under these circumstances, we are also subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
The Success of the HSBC Acquisition Will Depend on a Number of Uncertain Factors
Consummation of the HSBC Acquisition is subject to receipt of required regulatory approvals, as well as antitrust approvals (or expirations of waiting periods), and the satisfaction of other closing conditions. In addition, the success of the HSBC Acquisition will depend on a number of factors, including, without limitation:
•	the necessary regulatory approvals to consummate the HSBC Acquisition not containing terms, conditions or restrictions that will be detrimental to, or have a material adverse effect on, the Bank;
•	our ability to successfully integrate the branches acquired as part of the HSBC Acquisition (the “HSBC Branches”) into the current operations of the Bank;
•	our ability to limit the outflow of deposits assumed and to retain interest earning assets (i.e., loans) acquired in the HSBC Acquisition;
•	the credit quality of loans acquired as part of the HSBC Acquisition;

•	our ability to attract new deposits and to generate new interest earning assets;
•	our ability to deploy the cash received in the HSBC Acquisition on a timely basis in today’s low interest rate environment, into assets, including investment securities, bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;
•	our ability to invest the fund acquired in the HSBC Acquisition into loans at sufficient yields;
•	our ability to control the incremental noninterest expense from the HSBC Branches in a manner that enables us to maintain a favorable overall efficiency ratio;
•	our ability to retain and attract appropriate personnel to staff the HSBC Branches;
•	our ability to earn acceptable levels of noninterest income, including fee income, from the HSBC Branches; and
•	our ability to retain the relationship managers and district sales executives we expect to hire in connection with the HSBC Acquisition, and the related assets under management.
No assurance can be given that the HSBC Acquisition will not expose us to other unknown material liabilities, that the operation of the HSBC Branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the HSBC Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our earnings and financial condition.

If We Continue to Grow and Our Total Consolidated Assets Reach $50 Billion, We Will Become Subject to Stricter Prudential Standards Required by the Dodd-Frank Act for Large Bank Holding Companies.
The Federal Reserve, pursuant to the requirements of the Dodd-Frank Act, has proposed rules applying stricter prudential standards to, among others, bank holding companies having $50 billion or more in total consolidated assets. The stricter prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, annual stress testing conducted by the Federal Reserve, credit limits and early remediation regimes; the Federal Reserve is also required by the Dodd-Frank Act to adopt rules regarding credit exposure reporting by these institutions. The Dodd-Frank Act permits, but does not require, the Federal Reserve to apply to these institutions heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.
We completed three acquisitions during the last several years that have contributed substantially to our growth — NewAlliance (in 2011) and Harleysville (in 2010), both discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview” in this report, and our acquisition of certain assets and assumption of certain liabilities related to 57 branches of National City Bank in Western Pennsylvania (2009), addressed in prior filings under the Exchange Act. At December 31, 2008, our total consolidated assets were $9.3 billion, as compared to $32.8 billion at December 31, 2011. Upon consummation of the HSBC Acquisition, we expect to have approximately $38 billion in total consolidated assets. If our assets reach the $50 billion threshold, whether driven by organic growth or future acquisitions, we will become subject to the stricter prudential standards required by the Dodd-Frank Act.
Growing By Acquisition Entails Certain Risks
In 2010 we acquired Harleysville, in 2011 we acquired NewAlliance, and we expect to complete our pending HSBC Acquisition on May 18, 2012, subject to customary closing conditions, including regulatory approval. We will continue to evaluate other acquisition opportunities, including of financial institutions, financial services companies and branches. Growth by acquisition involves risks. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the acquired company with our businesses in a manner that does not result in decreased revenues resulting from any disruption of existing customer relationships of the acquired company. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned. Further, the asset quality or other financial characteristics of a company we may acquire may deteriorate after the acquisition agreement is signed or after the acquisition closes.
We May Incur Restructuring Charges That May Reduce Our Earnings
We continually evaluate the efficiency of our operations. From time to time, we may engage in certain cost-cutting measures to improve efficiency. Charges related to such efforts could adversely affect earnings in the period in which the charges are incurred.

Strong Competition May Limit Our Growth and Profitability
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.
We May Not Be Able to Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of financial institutions. Our compensation plans are an important element in the attraction and retention of key employees. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire these people or to retain them.
We Are Subject to Extensive Government Regulation and Supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Supervision and Regulation” for more information about the regulation to which we are subject.
Any Future FDIC Insurance Premium Increases May Adversely Affect our Earnings
The amount that is assessed by the FDIC for deposit insurance is set by the FDIC based on a variety of factors. These include the DIF’s reserve ratio, the Bank’s assessment base, which is equal to average consolidated total assets minus average tangible equity, and various inputs into the FDIC’s assessment rate calculation, including the Bank’s:
•	CAMELS rating,
•	criticized and classified assets,
•	capital levels, including the Tier 1 leverage ratio
•	higher-risk assets, defined as constructions and development loans, leveraged loans and securities, nontraditional mortgages and subprime consumer loans,
•	ratio of core earnings to average assets,
•	ratio of core deposits to total liabilities,
•	liquidity ratio (as defined by the FDIC),
•	our projected shortfall (in event of failure) between projected insured deposits and the projected assets available to pay off projected insured deposits as a percentage of current domestic deposits,
•	amount of unsecured debt, including subordinated debt and debt issues by another depository institution, and
•	amount of brokered deposits.
If there are additional financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See “Supervision and Regulation—Deposit Insurance” for more information about FDIC insurance premiums.

We Are a Holding Company and Depend on Our Subsidiaries for Dividends, Distributions and Other Payments
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our stockholders. Regulations of the OCC affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. If the Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Payment of Dividends” above under “Supervision and Regulation.”
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Earnings Could Decrease
We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.
We Are Subject to a Variety of Operational Risks, Including Reputational Risk, Legal and Compliance Risk, the Risk of Fraud or Theft by Employees or Outsiders, Which May Adversely Affect Our Business and Results of Operations
We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of our customers. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about our other business.
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
Anti-takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value
Certain provisions of our certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in our certificate of incorporation could result in the Company being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in our Buffalo regional market center at 726 Exchange Street, Suite 618, Buffalo, New York where we lease 115,000 square feet of space. At December 31, 2011, we conducted our business through 115 full-service branches located across Upstate New York, 130 full-service branches in Pennsylvania, 76 branches in Connecticut, and 12 branches in Western Massachusetts, including several financial services offices. One hundred six of our branches are owned and 227 are leased.
In addition to our branch network and Buffalo regional market center, we occupy office space in our six other regional market centers located in Rochester, Albany, and Syracuse, New York and Pittsburgh and Philadelphia, Pennsylvania and New Haven, Connecticut where we provide financial services and perform certain back office operations. We also lease or own other facilities which are used as training centers and storage. Some of our facilities contain tenant leases that are subleases. These properties include 37 leased offices and 19 buildings which we own with a total occupancy of approximately 1,540,000 square feet, including our administrative center in Lockport, New York which has 76,000 square feet. At December 31, 2011, our premises and equipment had a net book value of $318 million. See Note 5 of the “Notes to Consolidated Financial Statements” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail on our premises and equipment. All of these properties are generally in good condition and are appropriate for their intended use.

ITEM 3.	Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 4.	Mine Safety Disclosures
Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol ‘FNFG’ on the NASDAQ Global Select Market. At December 31, 2011, we had approximately 25,900 stockholders of record. During 2011, the high sales price of our common stock was $15.10 and the low sales price of our common stock was $8.22. We paid dividends of $0.64 per common share during 2011. In February 2012, we adjusted our quarterly cash dividend on our common stock to $0.08 per share, compared to the $0.16 per share that has been paid in recent quarters. As a result of these actions, we believe we will have in excess of eight quarters of cash liquidity without reliance on dividends from the Bank. The lower dividend payout will preserve approximately $110 million of our capital during 2012, accelerating the build of our capital ratios following the consummation of the HSBC Acquisition. The lower dividend payment could adversely affect the market price of our common stock. See additional information regarding the market price and dividends paid in Item 6, “Selected Financial Data.”
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The Bank paid dividends of $75 million and $60 million to the Company during 2011 and 2010, respectively. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay additional dividends of approximately $319 million to the Company without obtaining regulatory approvals. Management does not believe these regulatory requirements will affect the Bank’s ability to pay dividends in the future given its well-capitalized position. See Part I, Item 1, “Supervision and Regulation” under the heading “Payment of Dividends” for a discussion of the OCC’s regulatory restrictions on dividend payments by the Bank.
During 2011, we repurchased 9 million shares of our common stock, but we did not repurchase any shares of our common stock during the fourth quarter of 2011. Under the current stock repurchase plan, approved by our Board of Directors on July 27, 2010, we are authorized to repurchase up to an additional 12 million shares of our common stock. This plan does not have an expiration date.

Stock Performance Graph
Below is a stock performance graph comparing (i) the cumulative total return on our common stock for the period beginning December 31, 2006 as reported by the NASDAQ Global Select Market, through December 31, 2011, (ii) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (iii) the cumulative total return of publicly traded regional banks and thrifts over the same period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Niagara Financial Group, Inc.	$100.00	$84.31	$117.84	$105.77	$111.12	$72.45
NASDAQ Composite Index	100.00	110.66	66.42	96.54	114.06	113.16
KBW Regional Bank Index	100.00	78.01	63.52	49.47	59.55	56.49

ITEM 6.	Selected Financial Data

At or for the year ended December 31,	2011(1)	2010(2)	2009(3)		2008	2007
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$32,810,615	$21,083,853	$14,584,833		$9,331,372	$8,096,228
Loans and leases, net	16,352,483	10,388,060	7,208,883		6,384,284	5,651,427
Investment securities:
Available for sale	9,348,296	7,289,455	4,421,678		1,573,101	1,217,164
Held to maturity	2,669,630	1,025,724	1,093,552		—	—
Goodwill and other intangibles	1,803,240	1,114,144	935,384		784,549	750,071
Deposits	19,405,115	13,148,844	9,729,524		5,943,613	5,548,984
Borrowings	8,127,121	4,893,474	2,302,280		1,540,227	1,094,981
Stockholders’ equity	$4,798,178	$2,765,070	$2,373,661		$1,727,263	$1,353,179

Selected operations data:
Interest income	$1,065,307	$745,588	$490,758		$441,138	$422,772
Interest expense	184,060	147,834	126,358		172,561	198,594

Net interest income	881,247	597,754	364,400		268,577	224,178
Provision for credit losses	58,107	48,631	43,650		22,500	8,500

Net interest income after provision for credit losses	823,140	549,123	320,750		246,077	215,678
Noninterest income	245,309	186,615	125,975		115,735	131,811
Noninterest expense	806,333	523,328	326,672		228,410	222,466

Income before income taxes	262,116	212,410	120,053		133,402	125,023
Income taxes	88,206	72,057	40,676		44,964	40,938

Net income	173,910	140,353	79,377		88,438	84,085
Preferred stock dividend and discount accretion	—	—	12,046	(4)	1,184	—

Net income available to common stockholders	$173,910	$140,353	$67,331		$87,254	$84,085

Stock and related per share data:
Earnings per common share:
Basic	$0.64	$0.70	$0.46		$0.81	$0.82
Diluted	0.64	0.70	0.46		0.81	0.81
Cash dividends	0.64	0.57	0.56		0.56	0.54
Book value (5)	12.79	13.42	12.84		15.02	13.41
Tangible book value per share(5)(6)	7.62	8.01	7.78		8.20	5.98
Market Price (NASDAQ: FNFG):
High	15.10	14.88	16.32		22.38	15.13
Low	8.22	11.23	9.48		9.98	11.15
Close	$8.63	$13.98	$13.91		$16.17	$12.04

(1)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(2)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(3)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(4)	Includes $8 million of discount accretion related to the redemption of preferred stock issued as part of the Troubled Asset Relief Program.

(5)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(6)	Tangible common equity is used to calculate tangible book value per share and excludes goodwill and other intangibles of $1.8 billion, $1.1 billion, $935 million, $785 million, and $750 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Tangible common equity also excludes preferred stock of $338 million and $177 million at December 31, 2011 and December 31, 2008, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

At or for the year ended December 31,	2011(1)	2010(2)	2009(3)	2008	2007
	(Dollars in thousands)
Selected financial ratios and other data:

Performance ratios(4):
Return on average assets	0.62%	0.74%	0.69%	0.99%	1.05%
Common equity:
Return on average common equity	4.71	5.23	3.47	5.99	6.24
Return on average tangible common equity(5)	8.40	8.67	6.06	13.19	14.12
Total equity:
Return on average equity	4.68	5.23	3.95	5.99	6.24
Return on average tangible equity(6)	8.33	8.67	6.71	12.98	14.12

Earnings to fixed charges:
Including interest on deposits	2.34	2.38	1.93	1.76	1.62
Excluding interest on deposits	3.34	3.57	3.18	3.38	4.02
Net interest rate spread	3.46	3.48	3.40	3.19	2.84
Net interest rate margin	3.58	3.64	3.65	3.55	3.33
Efficiency ratio (7)	71.58	66.72	66.62	59.43	62.49
Dividend payout ratio	100.00%	81.43%	121.74%	69.14%	65.85%

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	17.84	14.35	18.51	16.28	12.34
Tier 1 risk-based capital	15.60	13.54	17.41	15.04	11.09
Tier 1 risk-based common capital(8)	13.23	12.76	17.26	11.96	11.09
Leverage ratio(9)	9.97	8.14	—	—	—
Tangible capital(9)	—	—	10.34	11.08	8.28
Equity to assets	14.62	13.11	16.27	18.51	16.71
Tangible common equity to tangible assets(10)	8.57%	8.27%	10.54%	8.96%	8.21%
First Niagara Bank:
Total risk-based capital	16.47	11.86%	13.73%	12.72%	11.35%
Tier 1 risk-based capital	14.66	11.06	12.63	11.48	10.10
Leverage ratio(9)	9.38	6.64	—	—	—
Tangible capital(9)	—	—	7.48	8.47	7.54

Asset quality:
Total nonaccruing loans	$89,798	$89,323	$68,561	$46,417	$28,054
Other nonperforming assets	4,482	8,647	7,057	2,001	237
Total classified loans(11)	748,375	481,074	280,391	139,009	62,560
Total criticized loans(12)	1,144,222	942,941	485,036	263,643	139,303
Allowance for credit losses	120,100	95,354	88,303	77,793	70,247
Net loan charge-offs	$29,625	$41,580	$33,140	$17,844	$10,084
Net charge-offs to average loans	0.20%	0.44%	0.50%	0.28%	0.18%
Provision to average loans	0.37	0.52	0.65	0.36	0.15
Total nonaccruing loans to total loans	0.55	0.85	0.94	0.72	0.49
Total nonperforming assets to total assets	0.29	0.46	0.52	0.52	0.35
Allowance for loan losses to total loans	0.73	0.91	1.20	1.20	1.23
Allowance for loan losses to nonaccruing loans	133.7	106.8	128.8	167.6	250.4
Texas ratio(13)	8.55%	8.94%	4.95%	4.74%	4.20%

Asset quality — Legacy loans (14):
Net charge-offs on legacy loans to average legacy loans	0.32%	0.58%	0.51%	0.28%	0.18%
Provision for legacy loans to average legacy loans	0.58	0.68	0.67	0.36	0.15
Total nonaccruing legacy loans to total legacy loans	0.91	1.14	1.03	0.72	0.49
Allowance for loan losses to legacy loans	1.20	1.22	1.33	1.20	1.23

Other data:
Number of full service branches	333	257	171	114	110
Full time equivalent employees	4,827	3,791	2,816	1,909	1,824
Effective tax rate	33.7%	33.9%	33.9%	33.7%	32.7%

(1)	Includes the impact of the merger with NewAlliance Bancshares, Inc. on April 15, 2011.

(2)	Includes the impact of the merger with Harleysville National Corporation on April 9, 2010.

(3)	Includes the impact of the acquisition of 57 National City Bank branch locations on September 4, 2009.

(4)	Computed using daily averages.

(5)	Average tangible common equity excludes average goodwill, other intangibles, and preferred stock of $1.6 billion, $1.1 billion, $900 million, $815 million, and $753 million for 2011, 2010, 2009, 2008, and 2007, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(6)	Average tangible equity excludes average goodwill and other intangibles of $1.6 billion, $1.1 billion, $829 million, $795 million, and $753 million for 2011, 2010, 2009, 2008, and 2007, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(7)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(8)	Computed by subtracting the sum of preferred stock and the junior subordinated debentures associated with trust preferred securities from Tier 1 capital, divided by risk weighted assets. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(9)	Tangible capital ratio presented for periods ended prior to First Niagara Bank’s conversion to a national bank regulated by the OCC. Leverage ratio disclosed for periods ended subsequent to such conversion.

(10)	Tangible common equity and tangible assets exclude goodwill and other intangibles of $1.8 billion, $1.1 billion, $935 million, $785 million, and $750 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Tangible common equity also excludes preferred stock of $338 million and $177 million at December 31, 2011 and December 31, 2008, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(11)	Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review”.

(12)	Beginning in 2011, criticized loans include consumer loans when they are 90 days or more past due. Prior to 2011, criticized loans include consumer loans when they are 60 days or more past due. Criticized loans include special mention, substandard, doubtful, and loss.

(13)	The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(14)	Legacy loans represent total loans excluding acquired loans.

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
	(In thousands, except per share amounts)
Selected Quarterly Data:

Interest income	$291,906	$287,147	$277,370	$208,884	$205,320	$200,636	$195,129	$144,503
Interest expense	49,393	51,718	46,933	36,016	37,772	39,357	40,371	30,334

Net Interest income	242,513	235,429	230,437	172,868	167,548	161,279	154,758	114,169
Provision for credit losses	13,400	14,500	17,307	12,900	13,500	11,000	11,000	13,131

Net interest income after provision for credit losses	229,113	220,929	213,130	159,968	154,048	150,279	143,758	101,038
Noninterest income	63,685	68,655	60,895	52,074	54,112	49,505	46,050	36,948
Merger and acquisition integration expenses	6,149	9,008	76,828	6,176	5,905	1,916	35,837	6,232
Restructuring charges	13,496	16,326	11,656	1,056	—	—	—
Other noninterest expense	182,526	178,537	166,657	137,918	133,429	130,693	122,366	86,950

Income before Income taxes	90,627	85,713	18,884	66,892	68,826	67,175	31,605	44,804
Income taxes	32,166	28,732	5,334	21,974	22,971	21,579	11,602	15,905

Net income	$58,461	$56,981	$13,550	$44,918	$45,855	$45,596	$20,003	$28,899

Earnings per share:
Basic	$0.19	$0.19	$0.05	$0.22	$0.22	$0.22	$0.10	$0.16
Diluted	0.19	0.19	0.05	0.22	0.22	0.22	0.10	0.16

Market price (NASDAQ: FNFG):
High	9.99	13.59	14.54	15.10	14.40	13.79	14.88	14.86
Low	8.22	9.15	13.02	13.54	11.51	11.23	12.25	13.00
Close	8.63	9.15	13.20	13.58	13.98	11.65	12.53	14.23

Cash dividends	$0.16	$0.16	$0.16	$0.16	$0.15	$0.14	$0.14	$0.14

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business filed here within Part I, Item I, “Business.”
OVERVIEW
First Niagara Financial Group, Inc. is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Federal Reserve, serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A., a national bank subject to supervision and regulation by the OCC. We are a multi-faceted regional bank, with a community banking model, in Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts with $32.8 billion of assets, $19.4 billion of deposits, and 333 branch locations as of December 31, 2011.
We were organized in April 1998 in connection with the conversion of First Niagara Bank, N.A. from a mutual savings bank to a stock savings bank. Since that time we have strategically deployed capital through the acquisition of community banks and financial services companies throughout Upstate New York, and most recently through our September 2009 acquisition of 57 National City Bank branch locations in Western Pennsylvania, our April 2010 merger with Harleysville in Eastern Pennsylvania, and our April 2011 merger with NewAlliance, which allowed us to further build our organization by adding operations in Connecticut and Western Massachusetts. We provide our customers with a full range of products and services delivered through our customer focused operations, which include retail and commercial banking; financial services and risk management (insurance); and commercial business services. These include commercial real estate loans, commercial business loans and leases, residential real estate, home equity and other consumer loans, as well as retail and commercial deposit products and insurance services. We also provide wealth management products and services.
Our strategy is to organically grow both loans and deposits, as these relationships are the primary drivers of our financial success. We have continued to open de novo branch locations, especially in areas where acquisition opportunities have been more limited. We committed to a de novo branch expansion strategy in order to expand our service area and fill coverage gaps within our footprint. We have also significantly expanded our commercial lending and business services to include a full complement of cash management and merchant banking services. This strategy has been effective in minimizing interest rate risk sensitivity and is a good source of noninterest bearing deposits. To supplement this organic growth, our strategy includes the acquisition of whole banks, bank branches, and financial services organizations.
On July 30, 2011, the Bank entered into an agreement with HSBC and affiliates to acquire, after assignment of our purchase right for certain branches discussed below, approximately $11 billion of deposit liabilities and approximately $2 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67%. Without considering expected proceeds from the assignment of our purchase right, the purchase price totals approximately $1 billion, based on December 31, 2011 balances. The goodwill recorded will be tax deductible. At closing, the Bank will not receive any loans greater than 60 days delinquent, (other than loans guaranteed by the Veterans’ Administration or the Federal Housing Administration). The Bank will also acquire certain wealth management relationships as part of the transaction.
In connection with the regulatory process for the acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 branches in the Buffalo area. In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase the 26 Buffalo branches as well as 11 additional HSBC branches in the Rochester area for a total of $2.5 billion in deposits and approximately $400 million in loans. Under the terms of the agreement, Key will pay us a deposit premium of 4.6%. In January 2012, we also entered into separate agreements with Community Bank System, Inc. (“Community Bank”) and Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) to purchase a total of 27 First Niagara and HSBC branches in Upstate New York with $1.4 billion in deposits and $315 million in loans. Of these 27 branches, 20 consist of HSBC branches for which we will assign our purchase rights to Community Bank and Five Star, and seven are First Niagara branches that will be sold. Under the terms of the agreements, Community Bank will acquire 19 branches, assume approximately $1.0 billion in deposits and pay us a deposit premium of 3.2% and Five Star will acquire eight branches, assume approximately $400 million in deposits and pay us a deposit premium of 4.0%.

The HSBC Acquisition represents a unique opportunity to acquire approximately $11 billion in low cost deposits and valuable customers (after giving effect to assignment of purchase rights for certain branches, any branch sales and any pre-closing attrition or other adjustments). We believe that the HSBC Acquisition will result in earnings growth and strengthen our franchise. The size of the HSBC Acquisition, in terms of loans to be acquired, deposit liabilities to be assumed, and the number of banking offices to be acquired, presents us with an attractive opportunity to significantly enhance our position in the Albany, Buffalo, Rochester and Syracuse, New York banking markets as well as in the New York—New Jersey—Connecticut banking market. Furthermore, the HSBC Acquisition provides us with the opportunity to grow our share of the consumer banking, business banking and wealth management businesses in Upstate New York. We believe that the Buffalo, Rochester, Syracuse, and Albany banking markets are attractive and have continued to outperform the nation with lower overall unemployment and positive house price appreciation, versus continued significant declines elsewhere in the U.S.
Our size relative to our competitors—smaller than large banks having a national reach, but significantly larger than the small local banks currently serving the target markets—will provide us with a strategic advantage in continuing to serve a segment of the market that desires both personalized attention and access to a broad array of financial products and services offered at competitive prices. We believe that the customers of the HSBC Branches will generally fit our traditional customer profile. Our expected retention of HSBC personnel will enable us to provide continuity of service to the customers of the HSBC Branches.
In addition, the total loan portfolio of that we expect to acquire as part of the HSBC Acquisition presents limited risk. The portfolio to be acquired is performing with no loans that are 60 days or more past due (other than loans guaranteed by the Veterans’ Administration or the Federal Housing Administration). The portfolio is an in-market seasoned portfolio and will be marked to fair value at closing. Since we will record all acquired loans at their fair value on the acquisition date, we expect future provision for credit losses related to the HSBC loan portfolio will be limited, if any, in the foreseeable future. The total deposits have a favorable composition. The increase in cash and cash equivalents as a result of the HSBC Acquisition, after, among other things, the assignment of our purchase rights for certain branches and after estimated pay down of wholesale borrowings, will enhance our liquidity and support increased loan growth in the future.
We intend to use the cash received in the HSBC Acquisition to pay down borrowings as well as purchase investment securities. Our purchase of investment securities will be primarily comprised of corporate debt commercial mortgage-backed securities, asset backed securities, and collateralized loan obligations.
On a pro-forma basis, after giving effect to the impact of 1) the assignment of our purchase rights for certain branches to Key, Community Bank and Five Star; 2) the sale of certain First Niagara branches to Five Star; 3) the estimated pay down of $5 billion of wholesale borrowings; and 4) purchase accounting adjustments and the recording of goodwill and intangibles, we expect we and the Bank will remain “well-capitalized” under applicable regulatory capital guidelines. On that same basis, we currently estimate total assets to be $38 billion, total liabilities will be approximately $33 billion and total stockholders’ equity will be approximately $5 billion. Goodwill and other intangibles resulting from the transaction will amount to $1 billion.
In connection with the HSBC Acquisition, in December 2011, we issued 57 million shares of common stock in an underwritten stock offering at a price of $8.50 per share. Net proceeds totaled $468 million. In addition, in December 2011, we issued 14 million shares of fixed-to-floating rate noncumulative preferred stock, series B, with a par value of $0.01 and a liquidation preference of $25 per share, in an underwritten stock offering. Net proceeds totaled $338 million. Further, in December 2011, we issued $300 million of 7.25% subordinated notes due 2021.
During 2011, we incurred $6 million of pre-tax expenses related to the HSBC Acquisition, and expect to incur approximately $145 million to $170 million in additional pre-tax expenses, which includes prepayment penalties on borrowings of approximately $60 million, with the vast majority of these expenses expected to be recognized in the first and second quarters of 2012. We expect to complete our pending HSBC Acquisition on May 18, 2012, subject to customary closing conditions, including regulatory approval.

FINANCIAL OVERVIEW
Despite the challenging economic environment in 2011, we produced solid operating net income and earnings per share that were driven by organic growth in commercial loans and core deposits and by our April merger with NewAlliance. We have been able to grow our customer base and diversify revenue sources and our credit quality remained strong. While the negative impact on margins from the unprecedented Federal Reserve actions is significant, we are actively managing loan and deposit pricing to lessen the impact on our results. Our actions to reduce deposit rates helped support our net interest margin and mitigated the immediate effects of accelerated asset prepayment and repricing on our residential mortgage assets. In addition, we raised $1.1 billion in new capital in December for the HSBC Acquisition.
Our net income for 2011 was $174 million compared to $140 million for 2010. Diluted earnings per share in 2011 was $0.64, compared to $0.70 in 2010, and reflected the impact of the 94 million shares issued to NewAlliance stockholders in April and our December 2011 issuance of 57 million common shares in an underwritten public offering.
Our operating (non-GAAP) net income, which excludes merger and acquisition integration expenses and restructuring charges, amounted to $267 million, or $0.98 per diluted share, for 2011, compared to $174 million, or $0.87 per diluted share, for 2010. Operating income is a non-GAAP financial measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates management and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In 2011, we incurred $98 million in merger and acquisition integration expenses and $43 million in restructuring charges as we adjusted certain aspects of our delivery channels and infrastructure. Merger and acquisition integration expenses amounted to $50 million in 2010.
Net interest income increased significantly to $881 million in 2011, up 47% from 2010. This increase was driven by a number of factors, including our April 2011 merger with NewAlliance, the full year impact of our Harleysville merger and strong commercial loan growth. Our net interest margin of 3.58% in 2011 decreased from 3.64% for 2010 as NewAlliance and the low interest rate environment negatively impacted our margins. Noninterest income increased $59 million, or 31%, due primarily to increases in fee based banking services and wealth management services in our recently acquired Pennsylvania, Connecticut and Western Massachusetts markets and an increase in insurance commissions due to our insurance agency acquisitions in 2010 and 2011. In addition, derivatives sales to existing commercial customers increased capital markets revenues by $7 million during 2011, which are included in other noninterest income.
Our merger with NewAlliance resulted in higher loan, investment and deposit balances. In addition, our commercial loan portfolio, which comprised 61% of total loans at December 31, 2011, increased 13%, excluding loans acquired from NewAlliance, due to organic growth driven by our focus on our commercial lending efforts. Our investment securities balances increased not only due to the securities we acquired from NewAlliance, but also due to our purchase of approximately $1.2 billion of securities in anticipation of asset needs related to the HSBC Acquisition. We funded these purchases with a combination of FHLB advances, repurchase agreements, and cash received through our capital raise in early December. Excluding deposits acquired from NewAlliance, our total deposit balances increased modestly, driven by planned certificate of deposit runoff offset by a 13% increase in core deposit balances, primarily in money market deposit accounts. We continued to execute our strategy not to renew maturing certificates of deposit, resulting in a decrease of $854 million in these accounts. Excluding $2.3 billion acquired from NewAlliance, our borrowings increased approximately $934 million reflecting our use of borrowings to fund our pre-buying strategy noted above and our issuance of $300 million in subordinated notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to the investment securities accounting, the accounting treatment and valuation of our acquired loans, adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations.

Investment Securities
As of December 31, 2011, our available for sale and held to maturity investment securities totaled $12.0 billion, or 37% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2011 or 2010. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price.
We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination, we consider some or all of the following factors: the period of time the securities have been in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security, we would record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost. For debt securities that we do not intend to sell or it is more likely than not that we will not be required to sell before recovery, we would record an other than temporary impairment charge through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (i.e. decline in fair value not attributable to credit losses) are recognized in other comprehensive income.
Our investment securities portfolio includes residential mortgage backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method, with retroactive adjustments made as warranted.
Acquired Loans
Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
We have acquired loans in three separate acquisitions after January 1, 2009. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:
•	Loans that were 90 days or more past due;
•	Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well defined weakness that jeopardizes liquidation of the loan;
•	Loans that were classified as nonaccrual by the acquired bank at the time of acquisition; or
•	Loans that had been previously modified in a troubled debt restructuring.

Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type. We currently have 13 loan pools from our three acquisitions.
We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, we have made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all 1) were acquired in a business combination or asset purchase, 2) resulted in recognition of a discount attributable, at least in part, to credit quality; and 3) were not subsequently accounted for at fair value.
The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and expect to fully collect the carrying value of the loans.
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
We determined our allowance for loan losses by portfolio segment, which consist of commercial loans and consumer loans. We further segregate these segments between loans which are accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which includes an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.

Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.
For our legacy loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.
For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
We estimate the inherent risk of loss on all other legacy loans by portfolio segment. During 2011, we refined our process used to estimate the allowance by increasing the granularity of the historical net loss experience data utilized for both the consumer and commercial portfolio segments. These changes enhance our estimates and provide an opportunity to better align our allowance assumptions with the dynamic nature of our loan portfolio composition. We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on previous methodologies for either portfolio segment.
Commercial loan portfolio segment
Prior to 2011, we estimated a portion of the allowance for loan losses within our legacy commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. Beginning in 2011, we estimate the allowance for these loans considering their type and loan grade. We first apply a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.”
Consumer loan portfolio segment
Prior to 2011, we estimated losses on our legacy consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. Beginning in 2011, we estimate the allowance for loan losses for our consumer loan portfolio segment by first estimating the amount of loans that will eventually default based on delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.
For our acquired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

Goodwill
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We do not amortize goodwill, but we review it for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.
We perform our annual impairment test of goodwill on November 1 of each year utilizing valuation methods we believe appropriate, given the availability and applicability of market-based inputs for those methods. For 2011 and 2010, we used both an income and a market approach. After giving appropriate consideration to all available information, we determined that the fair value of each reporting unit exceeded its carrying value and, therefore, there was no impairment of goodwill in either 2011 or 2010. During 2011, the banking industry was challenged by numerous factors, including actions by the Federal Reserve intended to keep long term interest rates low, regulatory actions emanating from Dodd-Frank and uncertainty about the U.S. economy stemming from events unfolding in Europe. These factors and continued low interest rates put negative pressure on ours and other banks’ profitability and market capitalizations and, when coupled with loan and investment prepayments resulting from the low interest rate environment, adversely affected net interest margins across the banking industry, including our own. Further declines in overall interest rates, increased regulatory costs or resulting lost revenue, or worsening credit losses as a result of adverse economic conditions could reduce the profitability of one or both of our reporting units. These factors could also result in us having a lower stock price and market capitalization, both of which are an important element of the overall evaluation of goodwill impairment.
For our banking reporting unit, our application of the income approach was based upon assumptions of both balance sheet and income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers such as anticipated loan and deposit growth. Long-term growth rates of 5% were then applied in determining the terminal value. A discount rate of 11% was used based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific unsystematic risk factors. In our application of the market approach for our banking reporting unit, we utilized a control premium assumption and applied multiples from a set of comparable public companies to the earnings and tangible book value of our banking reporting unit.
For our financial services reporting unit, our income approach was based upon assumptions of income statement activity. An internal forecast was developed through consideration of current year financial performance and near term expectations regarding key business drivers. Long-term growth rates of 3% were then applied in determining the terminal value. A discount rate of 14% was used based upon consideration of the risk free rate, leverage factors, equity risk premium, and Company specific unsystematic risk factors. In our market approach for our financial services reporting unit, we utilized a control premium assumption and applied multiples from a set of comparable public companies to earnings for our financial services reporting unit.
The second step (Step 2) of impairment testing is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As both of our reporting units’ fair values exceeded their carrying amount, we were not required to perform Step 2 in 2011 or 2010.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our results for 2011 reflect the full year impact of our April 2010 merger with Harleysville, the partial year impact of our merger with NewAlliance in April 2011, and the partial year impact of our December 2011 common stock issuance. Our results for 2010 reflect the partial year impact of our April 2010 merger with Harleysville.
Our operating results exclude merger and acquisition integration expenses and restructuring charges as we believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Year ended
	December 31,
	2011	2010
Operating results (Non-GAAP):
Net interest income	881,247	$597,754
Provision for credit losses	58,107	48,631
Noninterest income	245,309	186,615
Noninterest expense	665,638	472,684
Income taxes	136,093	88,936

Net operating income (Non-GAAP)	$266,718	$174,118

Operating earnings per diluted share (Non-GAAP)	$0.98	$0.87

Reconciliation of net operating income to net income	$266,718	$174,118
Nonoperating expenses, net of tax at effective tax rate:
Merger and acquisition integration expenses	(64,420)	(33,252)
Restructuring charges	(28,388)	—
Other	—	(513)

Total nonoperating expenses, net of tax	(92,808)	(33,765)

Net income (GAAP)	$173,910	$140,353

Earnings per diluted share (GAAP)	$0.64	$0.70

Net Interest Income
Our net interest income increased 47% to $881 million in 2011 compared to $598 million in 2010. The year over year increase primarily reflected our $8.5 billion increase in average interest earning assets to $25.2 billion, which was largely attributable to the NewAlliance merger. The increase in average interest earning assets outpaced the growth in average interest bearing liabilities, which increased $7.3 billion year over year, resulting in a $1.1 billion increase in net earning assets to $3.6 billion in 2011. The increase, on a taxable equivalent basis, in net interest income due to the increase in our average net earning assets was approximately $310 million.

The increase in net interest income driven by the increase in interest earning assets was offset by a decrease in net interest income of approximately $15 million, on a taxable equivalent basis, or 6 basis points in our net interest margin, reflecting the challenging interest rate environment in 2011. In particular, the Federal Reserve announced in August 2011 that it intended to keep interest rates low through at least mid-2013, and take certain actions designed to lower longer-term interest rates, referred to “Operation Twist”. This action had the impact of flattening the yield curve and reducing the yields on earning assets that are (i) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (ii) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. These reductions in yields directly impacted our net interest income in three important ways: first, they reduced the yields on our assets which we were not able to fully offset by reducing the cost of our liabilities; second, they caused borrowers to repay their fixed rate loans at a faster rate; and third, they reduced the interest rates at which cash flows from these repayments could be reinvested and at which new loans are yielding.
In January 2012, the Federal Reserve modified its position to keep low interest rates and extended the time horizon through at least late 2014. It also announced it will continue its “Operation Twist” initiative by continuing to extend the average maturity of its securities portfolio.
In light of the interest rate environment in 2011, we took targeted measures that partially mitigated this impact. Deposit pricing actions taken in the third quarter focused primarily on our money market deposit accounts lowered funding costs by attracting funds from maturing higher priced certificates of deposit and adding new account holders, which presented cross-selling opportunities for other deposit products. In addition, our net interest income benefitted from approximately $4 million in accretable yield recapture attributable to better than expected credit performance of certain loans acquired from Harleysville and National City Bank.
Our portfolio of residential mortgage-backed securities will continue to be directly impacted by the interest rate environment and yield curve, and the impact of those on prepayment speeds. As prepayment speeds on residential mortgage-backed securities increase, the premium amortization increases prospectively, and additionally there would be a catch up adjustment required under the application of the interest method of income recognition, and will therefore result in lower net interest income. As of December 31, 2011, the amount of net premiums on our residential mortgage-backed securities to be recognized in future periods amounted to approximately $230 million, which equates to a weighted average premium above par of approximately 2.8%. Subsequent changes to the interest rate environment will continue to impact our yield earned on these securities.

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

	2011			2010			2009
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
Average balance sheet	balance	paid	rate	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$5,650,972	$305,645	5.33%	$3,960,268	$227,966	5.75%	$2,739,914	$158,351	5.77%
Business	3,209,358	137,662	4.23	2,114,500	103,210	4.88	1,297,102	61,323	4.73

Total commercial lending	8,860,330	443,307	4.93	6,074,768	331,176	5.45	4,037,016	219,674	5.44
Residential real estate	3,474,282	157,730	4.54	1,790,873	91,191	5.09	1,831,304	96,780	5.28
Home equity	1,973,363	89,510	4.54	1,263,407	58,844	4.66	658,826	33,039	5.01
Other consumer	273,824	19,109	6.98	247,222	18,305	7.40	154,971	12,296	7.93

Total loans	14,581,799	709,656	4.87	9,376,270	499,516	5.32	6,682,117	361,789	5.41
Mortgage-backed securities(2)	8,816,880	309,731	3.51	6,358,817	221,467	3.48	2,828,434	114,168	4.04
Other investment securities(2)	1,399,723	57,719	4.12	826,475	30,425	3.68	465,004	17,496	3.76
Money market and other investments	412,767	10,720	2.60	180,042	5,381	2.99	175,633	3,114	1.77

Total interest-earning assets	25,211,169	$1,087,826	4.31%	16,741,604	$756,789	4.52%	10,151,188	$496,567	4.89%

Noninterest-earning assets(3)(4)	3,049,157			2,120,690			1,383,719

Total assets	$28,260,326			$18,862,294			$11,534,907

Interest-bearing liabilities:
Deposits
Savings deposits	$2,287,084	$4,680	0.20%	$1,164,416	$1,587	0.14%	$829,246	$1,931	0.23%
Checking accounts	1,957,783	2,379	0.12	1,541,259	2,951	0.19	680,606	996	0.15
Money market deposits	6,503,873	36,493	0.56	4,576,958	27,676	0.60	2,696,157	27,700	1.03
Certificates of deposit	4,057,139	39,686	0.98	3,526,389	38,936	1.10	2,290,845	42,924	1.87

Total interest-bearing deposits	14,805,879	83,238	0.56	10,809,022	71,150	0.66	6,496,854	73,551	1.13
Borrowings
Short-term borrowings	1,637,786	6,477	0.40	1,451,952	30,922	2.13	1,209,928	18,010	1.49
Long-term borrowings	5,124,090	94,345	1.84	1,978,263	45,762	2.31	751,245	34,797	4.63

Total borrowings	6,761,876	100,822	1.49	3,430,215	76,684	2.23	1,961,173	52,807	2.68

Total interest-bearing liabilities	21,567,755	$184,060	0.85%	14,239,237	$147,834	1.04%	8,458,027	$126,358	1.49%

Noninterest-bearing deposits	2,595,066			1,667,760			897,684
Other noninterest-bearing liabilities	384,578			271,918			168,221

Total liabilities	24,547,399			16,178,915			9,523,932
Stockholders’ equity(3)	3,712,927			2,683,379			2,010,975

Total liabilities and stockholders’ equity	$28,260,326			$18,862,294			$11,534,907

Net interest income		$903,766			$608,955			$370,209

Net interest rate spread			3.46%			3.48%			3.40%

Net earning assets	$3,643,414			$2,502,367			$1,693,161

Net interest rate margin			3.58%			3.64%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	117%			118%			120%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonperforming loans and for 2010 and 2009, loans held for sale.

(2)	Average outstanding balances are at amortized cost.

(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(4)	Average outstanding balances include allowance for loan losses and bank-owned life insurance, earnings from which are reflected in noninterest income.

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

	2011 vs. 2010			2010 vs. 2009
	Increase/(decrease)		Total	Increase/(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest income on:
Loans	$248,236	$(38,096)	$210,140	$143,605	$(5,878)	$137,727
Mortgage-backed securities	86,155	2,109	88,264	120,001	(12,702)	107,299
Other investment securities	23,253	4,041	27,294	13,314	(385)	12,929
Money market and other investments	5,931	(592)	5,339	3,705	(1,438)	2,267

Total interest-earning assets	363,575	(32,538)	331,037	280,625	(20,403)	260,222

Interest expense of:
Savings deposits	2,091	1,002	3,093	619	(963)	(344)
Checking accounts	1,714	(2,286)	(572)	1,577	378	1,955
Money market deposits	10,411	(1,594)	8,817	14,710	(14,734)	(24)
Certificates of deposit	2,835	(2,085)	750	17,992	(21,980)	(3,988)
Borrowings	36,622	(12,484)	24,138	34,092	(10,215)	23,877

Total interest-bearing liabilities	53,673	(17,447)	36,226	68,990	(47,514)	21,476

Net interest income	$309,902	$(15,091)	$294,811	$211,635	$27,111	$238,746

Provision for Credit Losses
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for loan losses related to our legacy loans, needs for allowance for loan losses attributable to our acquired loans due to deterioration in credit quality subsequent to acquisition, and potential losses associated with our unfunded loan commitments. Our total provision for credit losses was $58 million for 2011 compared to $49 million for 2010.
Our provision for loan losses related to our legacy loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to legacy loans amounted to $51 million, or 0.58% of average legacy loans, for 2011, compared to $49 million, or 0.68% of average legacy loans, for 2010. During 2011, our allowance for loan losses related to our legacy loans increased $23 million to $118 million, compared to a $7 million increase during 2010.
Our provision for loan losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. Due to a decrease in expected cash flows in 2011 related to a portfolio of other consumer loans acquired from Harleysville with an outstanding principal balance of approximately $59 million as of December 31, 2011, we recorded a provision for credit losses related to acquired other consumer loans for $2 million, representing our expected credit losses over the remaining life of the loans. In addition, we recognized $1 million in provision during 2011 related to commercial business and commercial real estate loans acquired from Harleysville due to a deterioration in credit performance. There was no such provision for loan losses related to our acquired loans for 2010 as the loans performed in line with our original estimates established at acquisition.

Additionally, our total provision for credit losses for 2011 included $4 million for unfunded loan commitments, primarily due to the increase in unfunded loan commitments to $5.1 billion at December 31, 2011. The liability resulting from this provision as well as the recognition of assumed liabilities through purchase accounting was $7 million as of December 31, 2011 and is included in Other Liabilities in our Consolidated Statement of Condition.
Noninterest Income
The following table presents our noninterest income for the years ended December 31 (amounts in thousands):

	2011	2010
Banking services	$92,082	$80,773
Insurance commissions	65,125	51,634
Wealth management services	30,729	19,838
Mortgage banking	15,182	12,230
Lending and leasing	13,536	11,449
Bank owned life insurance	11,129	7,261
Other	17,526	3,430

Total noninterest income	$245,309	$186,615

Noninterest income as a percentage of net revenue	21.8%	23.8%

Noninterest income increased $59 million, or 31%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increases in revenues from banking services, mortgage banking, lending and leasing, and other noninterest income were primarily attributable to our April 2011 merger with NewAlliance. These increases are also attributable to the full year impact of our April 2010 merger with Harleysville, whereby a full year of activity is included in the results for 2011 and only nine months are included in the results for 2010.
While our results show an increase in revenues from banking services, we have been negatively impacted by the provision in the Dodd-Frank Act known as the “Durbin Amendment,” limiting permissible interchange fees that banks may charge. See Item 1, “Business,” under the heading “Supervision and Regulation — Regulatory Reforms”, for a further description of the Durbin Amendment. We have been working towards offsetting the Durbin Amendment’s impact through additional revenue generating initiatives that include bringing our deposit fee schedule in line with the market and growing our debit card penetration and usage rate. The impact of the Durbin Amendment, net of these revenue generating initiatives, was a reduction of our banking services revenues by approximately $4 million during the fourth quarter of 2011. Over time, we expect to recover approximately 50% of the lost revenues related to the Durbin Amendment as our revenue generating initiatives continue to be phased in during 2012.
The increase in insurance commissions is attributable to our insurance agency acquisitions in Pennsylvania during 2010 and Connecticut and Western Massachusetts in 2011. A portion of the increase in revenues from wealth management services was due to the NewAlliance merger but the majority of the increase is due to increased activity in Upstate New York and especially Eastern Pennsylvania where we experienced greater cross-selling of securities and insurance products through our branch network.
The increase in other noninterest income was primarily attributable to an $8 million increase in capital markets revenues, reflecting increased derivatives sales driven by cross-selling to existing healthcare, municipal, leasing, and other commercial customers. This relatively new business for us strengthens our commercial business relationships by offering more and better solutions and also diversifies our revenue sources.

Noninterest Expenses
The following table presents our noninterest expense for the years ended December 31 (amounts in thousands):

	2011	2010
Salaries and benefits	$341,895	$246,619
Occupancy and equipment	78,163	54,964
Technology and communications	62,376	45,698
Marketing and advertising	21,850	18,388
Professional services	36,017	18,528
Amortization of intangibles	25,544	19,458
FDIC premiums	28,860	18,923
Merger and acquisition integration expenses	98,161	49,890
Restructuring charges	42,534	—
Other	70,933	50,860

Total noninterest expense	806,333	523,328

Less nonoperating expenses:
Merger and acquisition integration expenses	(98,161)	(49,890)
Restructuring charges	(42,534)	—
Other	—	(754)

Total operating noninterest expense(1)	$665,638	$472,684

Efficiency ratio(2)	71.6%	66.7%

Operating efficiency ratio(1)	59.1%	60.3%

(1)	We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income.

(2)	The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
The $283 million, or 54%, increase in noninterest expenses during 2011 from 2010 is primarily due to a $95 million increase in salaries resulting from incremental salaries related to the NewAlliance merger, $48 million increase in merger and acquisition integration expenses, targeted investments in our infrastructure to increase the sophistication and efficiency of our back office processes, increased costs associated with the NewAlliance branches, and $43 million in restructuring charges, which includes $4 million in severance related expenses as a result of our fourth quarter 2011 branch staff realignment designed to enhance our sales capabilities in small business lending and wealth management.
The increase in operating noninterest expenses from 2010 to 2011 was due to increased expenses related to our April merger with NewAlliance and our infrastructure growth. Salaries and benefits increased $95 million, or 39%, as a result of the incremental salaries associated with the NewAlliance merger as well as the continued investment in our infrastructure, reflective of the increase in the number of full-time employees from 3,791 at December 31, 2010 to 4,827 at December 31, 2011. The increase in occupancy and equipment expense resulted from the increase in the number of branches due to the NewAlliance merger, while our technology and communications expense increased not only due to the merger but also due to the expansion of our data center capacity for future growth and other technology enhancements. The launch of our new checking account campaign, “You First,” was the primary contributing factor of the increase in our marketing and advertising expense and the increase in professional services was driven by the outsourcing of our data center. The enactment of new FDIC regulations as mandated by Dodd-Frank combined with the assets acquired from NewAlliance resulted in higher FDIC premiums during 2011.
Merger and acquisition integration expenses of $98 million for the year ended December 31, 2011 were primarily attributable to our merger with NewAlliance. However, $6 million was attributable to our pending HSBC Acquisition. Severance costs comprised more than half of the expenses related to the NewAlliance merger, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses. Of the $50 million in merger and acquisition integration expenses for the year ended December 31, 2010, $44 million was attributable to our merger with Harleysville and the remainder was attributable to our merger with NewAlliance.

Consistent with our rapid growth and focus on being more efficient, management has restructured certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania by closing 14 branches; consolidated certain back office facilities; and restructured our back office and branch infrastructure and operations, including a branch staffing realignment aimed at enhancing our sales capabilities in small business lending and wealth management. This branch staffing realignment will put more small business bankers and financial advisors in our branches and will support our efforts to drive transaction account growth and greater fee income in the future.
The following table summarizes the restructuring expenses that we recognized during 2011 (in thousands).

Severance and other employee related costs	$6,800
Lease exit costs	9,700
Other exit costs, professional services, and other	11,134
Asset write-offs and disposals	14,900

Total restructuring expenses	$42,534

Income Taxes
Income tax expense for 2011 and 2010 was $88 million and $72 million, respectively, and the effective tax rate was 33.7% and 33.9%, respectively. The effective tax rate for 2011 decreased from 2010 primarily as a result of a decrease in state income tax and increases in tax exempt income and bank owned life insurance in 2011. This decrease was partially offset by an increase in nondeductible transaction costs and minor return to accrual adjustments.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
Net income for 2010 increased to $140 million from $79 million for 2009, reflecting the full year impact of our National City Bank branch acquisition and the partial year impact of our merger with Harleysville in April 2010. Our diluted earnings per share for 2010 were $0.70, compared to $0.46 for 2009, and reflected the incremental 69 million shares issued in two 2009 equity offerings as well as the 20 million shares we issued to Harleysville stockholders in 2010. Diluted earnings per share for 2009 included the effect of $12 million of preferred stock dividends and discount accretion related to our redemption in May 2009 of our preferred stock issued to the Treasury.
These results reflected the positive impact of our strategic growth initiatives, including an increase in net interest income of $233 million driven by an increase in interest-bearing assets resulting from both our merger and acquisition activity and organic growth in our loan portfolio. Our expansion into Pennsylvania also resulted in an increase in our noninterest income. Specifically, banking services, wealth management, and mortgage banking increased $31 million, $11 million and $8 million, respectively, when compared to 2009. These increases were partially offset by increased noninterest expenses. These expenses include nonrecurring items related to our merger and acquisition activity of $42 million in 2010 compared to $32 million in 2009. Recurring costs due to our acquisition driven growth as well as actions taken to strengthen our infrastructure resulted in an $85 million increase in salaries and benefits expense, a $26 million increase in occupancy and equipment expense, a $21 million increase in technology and communications expense, and a $12 million increase in professional services expense.
Net Interest Income
Throughout 2010, we worked to counter the pressure imposed by the low rate environment. The yield on our interest earning assets decreased 37 basis points to 4.52% during 2010. The yield on our loans decreased 9 basis points in 2010 as compared to 2009, including a 53 basis point reduction in our consumer loan portfolio to 7.40% and a 35 basis point reduction to 4.66% in the yield from our home equity loan portfolio. These decreases resulted from our purchase of new investments and our acquisition and origination of loans in this low rate environment. Our funding costs were aided by both the low rate environment and our initiatives to attain a more favorable mix of interest bearing liabilities by focusing on wholesale borrowing sources, core deposit growth, and runoff of higher cost certificates of deposit balances. At December 31, 2010 our core deposits amounted to 75% of our total deposits as compared to 70% of our total deposits as of December 31, 2009. Additionally, we increased our use of repurchase agreements as a source of funding during 2010, which carried a lower interest rate compared to other borrowing sources due to the pledging of collateral. The average balances of our repurchase agreements amounted to $1.8 billion for 2010, compared to $582 million for 2009. For the year ended December 31, 2010, our funding costs decreased 45 basis points to 1.04%.
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
Provision for Credit Losses
Our provision for credit losses amounted to $49 million in 2010, up $5 million from $44 million in 2009, and represented 0.52% of average loans in 2010 compared to 0.65% of average loans in 2009. Excluding $2.2 billion and $218 million of average acquired loans in 2010 and 2009, respectively, this ratio remained flat, as it was 0.67% in 2010 and 0.68% in 2009. These acquired loans were originally recorded at fair value on the date of acquisition, with no carryover of the related allowance for loan losses.
Noninterest Income
Noninterest income increased 48% from 2009 to $187 million for 2010, primarily due to our September 2009 National City Bank branch acquisition and our April 2010 merger with Harleysville. These acquisitions contributed $19 million and $14 million, respectively, of the increase in revenues from fee based banking services, where higher other service charges were partially offset by lower nonsufficient funds fee revenue resulting from new regulations. The increase in revenues during 2010 from wealth management services was also attributable to each of our new markets equally. An increase in mortgage originations resulted in an $8 million increase in revenues from mortgage banking during 2010 due to the low rate environment in 2010.

The decrease in our noninterest income as a percent of total revenues to 24% for 2010, compared to 26% for 2009, was reflective of the growth of our net interest income due to the assets acquired in our National City Bank branch acquisition in late 2009 and our merger with Harleysville in April 2010.
Noninterest Expenses
Noninterest expenses increased $197 million from 2009 to $523 million in 2010, and included $42 million in merger and acquisition integration expenses, a $10 million increase from 2009. Salaries and benefits increased substantially during 2010 as a result of our Pennsylvania acquisitions, routine merit increases, and our infrastructure growth necessary to support our increasing size. Salaries and benefits directly attributable to our Eastern and Western Pennsylvania acquisitions totaled $24 million and $31 million, respectively, in 2010. Increases in professional services, occupancy and equipment, and technology and communications expenses were also attributable to our Pennsylvania acquisitions and infrastructure growth. Excluding a $5 million special assessment in 2009, our federal deposit insurance premiums increased $8 million during 2010 due to the increase in our deposit base through organic growth and acquisition as well as an FDIC mandated industry wide increase in the assessment rate.
Merger and acquisition integration expenses of $42 million for 2010 included $9 million in salaries and benefits, $6 million in technology and communications, $1 million in occupancy and equipment, $5 million in marketing and advertising, $16 million in professional services, and $5 million in other noninterest expenses. Of these expenses, $34 million was attributable to the merger with Harleysville, and the remaining was primarily attributable to our merger with NewAlliance. We also contributed $8 million to the First Niagara Bank Foundation during 2010 in support of charitable giving in Eastern Pennsylvania where the acquired Harleysville branches are located.
Despite the significant increase in our noninterest expenses, our efficiency ratio remained nearly unchanged during 2010 at 66.7% from 66.6% during 2009, reflecting our ability to efficiently manage the costs of our recent growth. The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.
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

FOURTH QUARTER RESULTS
The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis. Our operating results exclude merger and acquisition integration expenses and restructuring charges as we believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended
	December 31,	September 30,	December 31,
	2011	2011	2010
Operating results (Non-GAAP):
Net interest income	$242,513	$235,429	$167,548
Provision for credit losses	13,400	14,500	13,500
Noninterest income	63,685	68,655	54,112
Noninterest expense	182,526	178,537	133,429
Income taxes	38,215	37,402	25,067

Net operating income (Non-GAAP)	$72,057	$73,645	$49,664

Operating earnings per diluted share (Non-GAAP)	$0.24	$0.25	$0.24

Reconciliation of net operating income to net income	$72,057	$73,645	$49,664
Nonoperating expenses, net of tax at GAAP effective tax rate:
Merger and acquisition integration expenses	(4,256)	(5,925)	(3,809)
Restructuring charges	(9,340)	(10,739)	—

Total nonoperating expenses, net of tax	(13,596)	(16,664)	(3,809)

Net income (GAAP)	$58,461	$56,981	$45,855

Earnings per diluted share (GAAP)	$0.19	$0.19	$0.22

Comparison to Prior Quarter
GAAP net income for the three months ended December 31, 2011 remained almost unchanged from the three months ended September 30, 2011 at $58 million, or $0.19 per diluted common share, from $57 million, or $0.19 per diluted share. Net operating income for the three months ended December 31, 2011, decreased modestly to $72 million, or $0.24 per diluted common share, compared to $74 million, or $0.25 per diluted common share, for the three months ended September 30, 2011. Operating income is a non-GAAP measure which provides a meaningful comparison of our underlying operational performance and we believe facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry.
Our net interest income for the fourth quarter of 2011 increased 3% from the third quarter of 2011 to $243 million, reflecting a 2% increase in our interest income complemented by a 4% decrease in our interest expense. This was primarily due to the 10% annualized increase in average interest earning assets and the shift in our deposit mix towards lower cost core deposits combined with the increased use of low cost wholesale borrowings which resulted in a five basis point decrease in the cost of interest-bearing liabilities to 0.82%. In particular, pricing actions taken in August mitigated the impact of asset yield compression from prepayments and refinancing and led to an eight basis point decline in the cost of interest bearing deposits. In addition, net interest income in the fourth quarter of 2011 benefitted from approximately $4 million in accretable yield recapture attributable to better than expected credit performance of certain loans acquired from Harleysville and National City Bank.

During the quarter ended December 31, 2011, we recorded a $13 million provision for credit losses including $2 million related to our acquired loans from Harleysvile, as compared to $15 million during the quarter ended September 30, 2011. At December 31, 2011, our total nonperforming loans increased to $90 million, or 0.55% of total loans, as compared to $82 million, or 0.50% of total loans, at September 30, 2011. Excluding acquired loans, nonperforming loans represented 0.91% of total legacy loans and 0.87% of total legacy loans as of December 31, 2011 and September 30, 2011, respectively. Net loan charge-offs decreased to $6 million, or 0.14% annualized of average loans for the quarter as compared to $8 million, or 0.20% annualized of average loans for the third quarter of 2011. Excluding acquired loans, our net loan charge-offs were 0.22% and 0.35% annualized of average legacy loans for the fourth quarter and third quarter, respectively.
Our noninterest income decreased $5 million for the three months ended December 31, 2011 from the three months ended September 30, 2011, reflecting lower banking services fees due to the $4 million impact of the Durbin Amendment and lower insurance commissions due to the seasonal nature of policy renewals. We continue to work toward offsetting the impact of the Durbin Amendment through additional revenue generating initiatives that include bringing our deposit fee schedule in line with the market and growing our debit card penetration and usage rate.
Our fourth quarter 2011 operating noninterest expenses increased to $183 million from $179 million for the third quarter of 2011, primarily due to higher occupancy and equipment expenses, technology and communications expenses, and professional services, partially offset by lower FDIC premiums. Increases in occupancy and equipment expenses, technology and communication expenses, and professional services expenses are primarily related to our investment in building out our infrastructure to increase the sophistication and efficiency of our back-office processes. Of the $4 million decrease in FDIC premiums, $2 million was attributable to a $645 million capital contribution that the Company made to the Bank in 2011 and $2 million was attributable to expense we recorded in the third quarter related to the second quarter.
Comparison to Prior Year Quarter
Net income for the quarter ended December 31, 2011 increased to $58 million, or $0.19 per diluted share, from $46 million, or $0.22 per diluted share, for the same quarter in 2010. The decrease in diluted earnings per share for the fourth quarter of 2011 reflects our issuance of 94 million common shares to NewAlliance stockholders and our issuance of 57 million shares of common stock in December 2011.
Our net interest income for the fourth quarter of 2011 increased 45% from the same period in 2010 to $243 million, primarily due to the $9.6 billion increase in average interest earning assets that resulted from our NewAlliance merger as well as organic growth. Offsetting the increase due to growth in average interest earning assets was a decline of 17 basis points in our net interest margin. The decline in our net interest margin largely reflects the impact of market conditions in the fourth quarter of 2011 resulting from the Federal Reserve’s actions taken in the third quarter of 2011, which resulted in asset yield compressions from prepayments and refinancing.
During the quarter ended December 31, 2011, we recorded a $13 million provision for credit losses, as compared to $14 million during the quarter ended December 31, 2010. At December 31, 2011, our total nonperforming loans increased to $90 million, as compared to $89 million at December 31, 2010, with higher nonperforming loans primarily in our consumer portfolio segment offset by declines in nonperforming loans in our commercial portfolio segment. Excluding acquired loans, nonperforming loans as a percentage of total loans were 0.91% and 1.14% as of December 31, 2011 and December 31, 2010, respectively. Net loan charge-offs decreased to $6 million, or 0.14% annualized of average loans for the quarter as compared to $13 million, or 0.49% annualized of average loans, for the fourth quarter of 2010. Excluding acquired loans, net loan charge-offs were 0.22% and 0.67% annualized of average loans for the fourth quarters of 2011 and 2010, respectively.
Our noninterest income increased $10 million to $64 million for the three months ended December 31, 2011 from $54 million for the three months ended December 31, 2010, reflecting the impact of our NewAlliance merger as well as higher insurance commissions attributable to our insurance agency acquisitions in Pennsylvania during 2010 and Connecticut in 2011. The increase was also driven by higher levels of revenues from our wealth management services. The majority of the increase was due to increased activity in Upstate New York and especially Eastern Pennsylvania where we experienced greater cross-selling of securities and insurance products through our branch network. Revenues from banking services essentially remained flat year over year due to the $4 million impact of the Durbin Amendment.

Our fourth quarter noninterest expenses increased to $202 million from $139 million for the fourth quarter of 2010. The increase was partially due to increased expenses related to the growth of our operations acquired in the NewAlliance merger, including $23 million in additional salaries and benefits expense compared to the fourth quarter of 2010 commensurate with the increase in our full time equivalent employees. In addition, we incurred nonoperating expenses of $13 million of restructuring charges in the fourth quarter of 2011 as we restructured certain aspects of our delivery channels and infrastructure as a result of our acquisitions. Specifically, we adjusted the branch network in Eastern Pennsylvania; consolidated certain back office facilities; and restructured our back office infrastructure and operations. In addition, we realigned our branch staffing model to enhance our sales capabilities in small business lending and wealth management. Our year over year increase also reflects targeted investments in occupancy and equipment, and technology and communications in an effort to enhance the sophistication and efficiency of our back office processes to support the NewAlliance acquisition, the HSBC Acquisition, and future growth opportunities.
ANALYSIS OF FINANCIAL CONDITION
Overview
On April 15, 2011, we completed our acquisition of NewAlliance and the results of the merger are included in our Consolidated Statement of Condition at December 31, 2011. The merger significantly impacted our balance sheet as can be seen through our comparison of December 31, 2011 balances to December 31, 2010 presented below. Total assets increased $11.7 billion to $32.8 billion at December 31, 2011 from $21.1 billion at December 31, 2010, primarily attributable to our acquisition of $9.2 billion in total assets from NewAlliance in the second quarter. To provide perspective on the impact of our acquisition on our Consolidated Statement of Condition, the table below details the balances at December 31, 2011 as well as the December 31, 2010 balances adjusted to include NewAlliance balances acquired on April 15, 2011 (in millions):

		December 31, 2010			Year over
			Balances acquired	FNFG	year change
	December 31,	FNFG	from New Alliance	Including	including
	2011	Consolidated	on April 15, 2011	NewAlliance	NewAlliance

Investment securities available for sale and held to maturity	$12,018	$8,315	$2,759	$11,074	$944
Loans and leases:
Commercial:
Real estate	6,244	4,371	1,469	5,840	404
Business	3,772	2,623	433	3,056	716

Total commercial loans	10,016	6,994	1,902	8,896	1,120
Residential real estate	4,013	1,692	2,569	4,261	(248)
Home equity	2,166	1,525	632	2,157	9
Other consumer	278	273	10	283	(5)

Total loans and leases	16,473	10,484	5,113	15,597	876

Deposits:
Savings accounts	2,621	1,235	1,543	2,778	(157)
Interest-bearing checking	2,260	1,706	421	2,127	133
Money market deposits	7,221	4,919	1,132	6,051	1,170
Noninterest-bearing deposits	3,335	1,990	694	2,684	651
Certificates of deposit	3,968	3,300	1,522	4,822	(854)

Total deposits	19,405	13,150	5,312	18,462	943

Short-term borrowings	2,209	1,789	478	2,267	(58)
Long-term borrowings	5,918	3,104	1,821	4,925	993

Total borrowings	$8,127	$4,893	$2,299	$7,192	$935
Adjusting our December 31, 2010 balances for the impact of balances acquired from NewAlliance, we note the following trends:
•	Our ending loan balances at December 31, 2011 increased $876 million, or 6%, to $16.5 billion from $15.6 billion at December 31, 2010. The increase represents organic growth driven by our focus on commercial lending.

•	The growth in deposits from NewAlliance was complemented by an increase of $1.2 billion in money market deposits across our footprint. Our certificates of deposit decreased $854 million, reflecting our strategy not to renew maturing certificates.
•	Total borrowings increased by $935 million during the year to $8.1 billion due to our use of wholesale borrowings to fund our pre-buying of investment securities in anticipation of asset needs related to the HSBC Acquisition. The increase also reflects the use of borrowings to fund the run-off of certificates of deposit and loans as well as our issuance of $300 million in subordinated notes during December 2011 in conjunction with the HSBC capital raise.
Lending Activities
Our total loans and leases outstanding increased $6.0 billion from December 31, 2010 to December 31, 2011, including the $5.1 billion of loans we acquired from the merger with NewAlliance.
Our commercial loan portfolio, excluding those acquired from NewAlliance, increased $1.1 billion, or 13%, resulting from our continued strategic focus on the portfolio. Our year over year results in our Upstate New York, Western Pennsylvania and Eastern Pennsylvania markets display the strong organic growth in our commercial lending activities. Our commercial loan portfolio increased $572 million, or 13%, in Upstate New York, $247 million, or 25%, in Western Pennsylvania, $109 million, or 8%, in Eastern Pennsylvania, and $200 million, or 110%, in our Capital Markets business during 2011, as a result of our continued strategic focus on the portfolio. This increase was concentrated in both commercial real estate loans and business loans. Commercial loans comprised 61% of our total loan portfolio at December 31, 2011 as compared to 67% at December 31, 2010, with the decrease attributable to composition of the loan portfolio acquired from NewAlliance, of which 50% was residential real estate loans.
Excluding residential real estate loans acquired from NewAlliance, we experienced a net decrease of $248 million in our residential real estate portfolio despite originating $1.4 billion in new residential real estate loans during 2011. The net decline reflects the net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Excluding the loans acquired from NewAlliance, our home equity and other consumer loan portfolios remained relatively flat during 2011 with a combined increase of $4 million.
Loan Portfolio Composition
The table below reflects selected information concerning the composition of our loan and lease portfolios as of December 31 (amounts in thousands):

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Real estate	$5,878,618	35.7%	$3,964,106	37.8%	$2,711,411	37.1%	$2,209,266	34.1%	$1,899,818	33.2%
Construction	365,763	2.2	406,751	3.9	347,666	4.8	340,189	5.3	292,233	5.1
Business	3,771,649	22.9	2,623,079	25.0	1,695,446	23.2	1,126,334	17.4	921,140	16.1

Total commercial	10,016,030	60.8	6,993,936	66.7	4,754,523	65.1	3,675,789	56.8	3,113,191	54.4

Consumer:
Residential real estate	4,012,267	24.4	1,692,198	16.1	1,648,440	22.6	2,000,495	31.0	1,962,731	34.3
Home equity	2,165,988	13.1	1,524,570	14.6	700,580	9.6	633,727	9.8	510,719	8.9
Other consumer	278,298	1.7	272,710	2.6	193,643	2.7	152,066	2.4	135,033	2.4

Total loans and leases	16,472,583	100.0%	10,483,414	100.0%	7,297,186	100.0%	6,462,077	100.0%	5,721,674	100.0%

Allowance for loan losses	(120,100)		(95,354)		(88,303)		(77,793)		(70,247)

Total loans and leases, net	$16,352,483		$10,388,060		$7,208,883		$6,384,284		$5,651,427

Included in the table above are acquired loans with a carrying value of $6.6 billion, $2.6 billion and $660 million at December 31, 2011, 2010 and 2009 respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. To the extent that the credit quality of loans deteriorates subsequent to acquisition, an allowance for loan loss is established. Our allowance for loan loss representing our expected losses over the remaining life of our acquired loans was $2 million as of December 31, 2011 and there was no allowance for loan loss related to acquired loans as of December 31, 2010.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

				Connecticut
	Upstate New	Western	Eastern	and Western	Capital	Total loans
	York	Pennsylvania	Pennsylvania	Massachusetts	markets(1)	and leases

December 31, 2011:
Commercial:
Real estate	$3,204,416	$544,326	$1,066,456	$1,429,183	$—	$6,244,381
Business	1,826,347	684,291	414,829	464,607	381,575	3,771,649

Total commercial	5,030,763	1,228,617	1,481,285	1,893,790	381,575	10,016,030

Consumer:
Residential real estate	1,225,529	55,410	292,573	2,438,755	—	4,012,267
Home equity	807,898	162,925	608,670	586,495	—	2,165,988
Other consumer	164,602	56,015	45,627	12,054	—	278,298

Total loans and leases	$7,228,792	$1,502,967	$2,428,155	$4,931,094	$381,575	$16,472,583

December 31, 2010:
Commercial:
Real estate	$2,973,829	$408,748	$988,280	$—	$—	$4,370,857
Business	1,484,970	572,870	383,658	—	181,581	2,623,079

Total commercial	4,458,799	981,618	1,371,938	—	181,581	6,993,936

Consumer:
Residential real estate	1,389,880	36,249	266,069	—	—	1,692,198
Home equity	777,577	107,345	639,648	—	—	1,524,570
Other consumer	160,376	59,507	52,827	—	—	272,710

Total loans and leases	$6,786,632	$1,184,719	$2,330,482	$—	$181,581	$10,483,414

(1)	Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.
New commercial loans, including line of credit advances totaled $7.8 billion in 2011. The table below provides our commercial loan originations and line advances by region for 2011 (in thousands):

Loan				Connecticut
originations and	Upstate New	Western	Eastern	and Western	Capital	Total loans
line advances	York	Pennsylvania	Pennsylvania	Massachusetts	markets(1)	and leases
Real estate	$815,034	$315,799	$369,976	$148,152	$185	$1,649,146
Business	2,998,430	1,739,902	630,967	301,354	493,249	6,163,902

Total	$3,813,464	$2,055,701	$1,000,943	$449,506	$493,434	$7,813,048

(1)	Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. New commercial loans, including line of credit advances, increased 21% and 23% over 2010 in Upstate New York and Western Pennsylvania, respectively. Our Eastern Pennsylvania region, which was added to our franchise in the second quarter of 2010 through our Harleysville merger, and our Connecticut and Western Massachusetts region, which was added to our franchise in the second quarter of 2011 through our NewAlliance merger, contributed to our growth with a combined $1.5 billion in commercial loan originations and line advances in 2011.
The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by loan size as of the dates indicated (in millions):

	December 31, 2011		December 31, 2010
	Amount	Count	Amount	Count
Commercial real estate loans by balance size:(1)
Greater or equal to $20 million	$248	9	$86	3
$10 million to $20 million	933	67	487	36
$5 million to $10 million	1,025	147	820	120
$1 million to $5 million	2,364	1,105	1,673	820
Less than $1 million(2)	1,674	7,137	1,305	6,276

Total commercial real estate loans	$6,244	8,465	$4,371	7,255

Commercial business loans by size:(1)
Greater or equal to $20 million	$224	8	$122	5
$10 million to $20 million	462	34	195	14
$5 million to $10 million	743	105	474	65
$1 million to $5 million	1,151	518	847	375
Less than $1 million(2)	1,192	19,969	985	13,212

Total commercial business loans	$3,772	20,634	$2,623	13,671

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table

(2)	Includes net deferred fees and costs and other adjustments
71% of our commercial real estate loans are non-owner occupied. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type as of December 31, 2011 (in thousands):

				Connecticut
	Upstate New	Western	Eastern	and Western
	York	Pennsylvania	Pennsylvania	Massachusetts	Other	Total
Non-owner occupied commercial real estate loans:
Construction, acquisition and development	$341,176	$36,326	$59,691	$61,674	$61,595	$560,462
Multifamily and apartments	868,076	64,095	160,276	177,320	40,800	1,310,567
Office and professional space	487,517	48,562	84,320	320,638	78,084	1,019,121
Retail	325,909	41,613	120,088	221,610	86,080	795,300
Warehouse and industrial	138,940	40,413	43,249	110,067	19,955	352,624
Other	211,734	18,035	69,490	69,250	23,595	392,104

Total non owner occupied commercial real estate loans	$2,373,352	$249,044	$537,114	$960,559	$310,109	$4,430,178

Investing Activities
Securities Portfolio
During the quarter ended March 31, 2011, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as we determined that we have the intent and ability to hold these securities to maturity. The transferred securities consisted of mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and had net unrealized gains, net of tax, of $4 million on the date of transfer, which is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the premium on the same transferred debt securities. At December 31, 2011, the unamortized unrealized gains on these transferred securities, net of tax, amounted to $2.7 million.
In anticipation of receiving $9.0 billion in cash from the HSBC Acquisition, we purchased approximately $1.2 billion of securities. The purchases to date are primarily comprised of commercial mortgage-backed securities but also included agency residential mortgage-backed securities, asset-backed securities, collateralized loan obligations, corporate bonds, and U.S. Treasury bonds. The average yield of the purchases is approximately 3.4%. The purchases were funded with a combination of FHLB advances, repurchase agreements, and cash received through our capital raise in early December.
Our available for sale securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 65% and 85% of our total available for sale portfolio at December 31, 2011 and December 31, 2010, respectively. At both December 31, 2011 and December 31, 2010, 98% of our residential mortgage-backed securities were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency CMO portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.
Our portfolio of residential mortgage-backed securities is directly impacted by the interest rate environment and yield curve. Recent developments, including the announcement by the Federal Reserve of its actions designed to lower longer term interest rates, have directly affected the interest income earned on our residential mortgage backed securities by accelerating prepayments and, consequently, the timing of our premium amortization due to the retroactive catch up adjustment required under the application of the interest method. In addition to the negative impact of the increased premium amortization, such market developments also decrease the yield earned upon reinvestment of the repayment proceeds. Subsequent changes to the interest rate environment will continue to impact our yield earned on these securities. The duration of the current low interest rate environment, coupled with high loan and investment prepayments, will determine the impact on our net interest income and margin. That said, our residential mortgage-backed securities portfolio, as explained below, offers some protection from higher prepayment rates and less cash flow volatility in this low interest rate environment.
Within our CMOs, we own a combination of first pay and second pay sequential securities as well as planned amortization class (“PAC”) securities. We invested in these types of bonds because they provide us with more stable and consistent cash flows in various interest rate environments. Second pay sequential securities are protected from prepayments by the first pay tranche. A PAC security is also protected with a principal payment rate that is stabilized by support tranches in the structure. These support tranches, which we do not own, absorb excess prepayments when rates fall, and receive fewer prepayments to prevent extension of average life as rates rise. However, when prepayments fully repay the principal of the support security, the PAC security is no longer protected from prepayment fluctuations.

As of December 31, 2011, our investment portfolio is primarily comprised of residential mortgage-backed securities. We expect the composition of our investment portfolio to include more diversified product types such as commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations and corporate bonds. In addition to the purchases made in these security types in anticipation of our pending HSBC transaction, we also plan to grow our positions in these security types throughout 2012 with reinvestment of cash proceeds from our existing securities.
Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow. The duration of our securities available for sale increased modestly to 3.95 years at December 31, 2011 from 3.73 years at December 31, 2010 as a result of the implementation of a change in portfolio strategy shifting our asset allocation to securities that are less subject to prepayment risk resulting from interest rate shifts to assets which are nonamortizing and more bullet-like in structure. This reallocation to longer but more stable duration products is the primary cause of the increase in the duration of the securities available for sale portfolio.
At December 31, 2011, the pre-tax net unrealized gains on our available for sale investment securities increased to $170 million from $114 million at December 31, 2010. The unrealized gain represents the difference between the fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. Interest rates have decreased during the year ended December 31, 2011, thereby causing the fair values of our fixed rate securities to increase.
Our investment in FHLB stock consists of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2011 and of $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, respectively, at December 31, 2010. Our investment in FRB stock amounted to $109 million and $68 million at December 31, 2011 and 2010, respectively.

The following table shows certain information with respect to the amortized cost and fair values of our portfolio as of December 31 (amounts in thousands):

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$681,713	$703,178	$595,978	$597,434	$416,847	$422,844
U.S. Treasury	19,929	20,643	—	—	—	—
U.S. government agencies	5,430	5,437	—	—	—	—
U.S. government sponsored enterprises	377,468	390,136	184,569	187,207	340,806	339,832
Corporate	349,170	336,010	123,475	121,116	3,395	2,213
Trust preferred securities	29,791	25,032	—	—	—	—

Total debt securities	1,463,501	1,480,436	904,022	905,757	761,048	764,889
Other	30,849	31,169	22,277	22,337	3,651	3,664

Total debt and other securities	$1,494,350	$1,511,605	$926,299	$928,094	$764,699	$768,553

Average remaining life of debt securities(1)	4.2 years		4.8 years		2.8 years

Mortgage-backed securities:
Residential mortgage-backed securities:
GNMA	$88,386	$91,693	$75,874	$77,790	$30,906	$30,833
FNMA	741,487	763,850	167,355	173,139	101,578	105,039
FHLMC	644,730	659,347	121,785	126,159	59,527	62,746

Collateralized mortgage obligations:
GNMA	2,329,040	2,392,497	4,462,585	4,548,917	1,977,458	1,976,881
FNMA	936,768	949,355	561,430	573,030	692,614	705,257
FHLMC	1,091,128	1,105,033	544,447	546,152	590,172	602,023
Non-agency issued	93,329	93,794	150,243	150,774	173,080	167,279

Total collateralized mortgage obligations	4,450,265	4,540,679	5,718,705	5,818,873	3,433,324	3,451,440

Total residential mortgage-backed securities	5,924,868	6,055,569	6,083,719	6,195,961	3,625,335	3,650,058

Commercial mortgage-backed securities	1,504,241	1,529,310	162,669	162,669	—	—

Total mortgage-backed securities	$7,429,109	$7,584,879	$6,246,388	$6,358,630	$3,625,335	$3,650,058

Average remaining life of mortgage-backed securities(1)	4.7 years		4.3 years		2.9 years

Collateralized loan obligations:
Non-agency issued	$158,091	$157,999	$—	$—	$—	$—

Average remaining life of collateralized loan obligations(1)	3.0 years		—		—

Asset-backed securities collateralized by:
Student loans	$43,279	$40,718	$—	$—	$—	$—
Credit cards	32,641	32,693	—	—	—	—
Auto loans	20,413	20,293	—	—	—	—
Other	118	109	2,755	2,731	3,165	3,067

	$96,451	$93,813	$2,755	$2,731	$3,165	$3,067

Average remaining life of asset-backed securities(1)	4.9 years		9.6 years		10.1 years

Total securities available for sale	$9,178,001	$9,348,296	$7,175,442	$7,289,455	$4,393,199	$4,421,678

Average remaining life of investment securities available for sale(1)	4.5 years		4.3 years		2.9 years

Investment securities held to maturity:
Residential mortgage-backed securities:
GNMA	$6,421	$6,678	$—	$—	$—	$—
FNMA	14,926	15,306	—	—	—	—
FHLMC	11,882	12,321	—	—	—	—

Collateralized mortgage obligations:
GNMA	1,883,105	1,931,463	497,310	505,658	467,473	471,810
FNMA	196,357	201,157	244,664	249,561	319,190	323,278
FHLMC	556,939	585,798	283,750	288,584	306,889	311,562

Total collateralized mortgage obligations	2,636,401	2,718,418	1,025,724	1,043,803	1,093,552	1,106,650

Total residential mortgage-backed securities	$2,669,630	$2,752,723	$1,025,724	$1,043,803	$1,093,552	$1,106,650

Average remaining life of investment securities held to maturity(1)	5.7 years		4.0 years		2.9 years

(1)	Average remaining life is computed utilizing estimated maturities and prepayment assumptions.

Deposits
At December 31, 2011, our total deposits increased $6.3 billion from December 31, 2010 to $19.4 billion, and core deposits increased to 80% of total deposits from 75% at December 31, 2010. While the balance increases are largely a factor of our NewAlliance merger in the second quarter, each of our other markets have also contributed to the growth. We continue to focus on reducing our weighted average rate paid on deposits by increasing our noninterest bearing accounts and converting higher priced certificates of deposit to money market accounts. Deposit pricing reductions in the third quarter of 2011 helped funding costs by driving changes in our deposit mix through the attraction of new money market deposit balances as well as funds from maturing higher priced certificates of deposit.
Excluding the deposits acquired from NewAlliance, money market deposit accounts across our footprint increased $1.2 billion, or 19%, and noninterest bearing accounts increased $651 million, or 24% during 2011. The growth in money market accounts was partially driven by deposit pricing as well as our participation in a program whereby we receive money market deposits through a financial intermediary. In line with our broader initiative to allow higher cost certificates of deposit to runoff, certificate of deposits in the Connecticut and Western Massachusetts region have declined by $209 million since the time of acquisition. Overall, core deposits in Connecticut and Western Massachusetts have increased $146 million since acquisition. Municipal deposits, predominantly consisting of money market deposits, increased $355 million from $1.4 billion at December 31, 2010 to $1.7 billion at December 31, 2011.
The table below contains selected information on the composition of our deposits as of December 31 (amounts in thousands):

	2011			2010			2009
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate
Core deposits:
Savings	$2,621,016	13.5%	0.20%	$1,235,004	9.4%	0.11%	$916,854	9.4%	0.14%
Interest-bearing checking	2,259,576	11.6	0.12	1,705,537	13.0	0.11	1,063,065	10.9	0.13
Money market deposits	7,220,902	37.3	0.56	4,919,014	37.4	0.49	3,535,736	36.4	0.72
Noninterest-bearing	3,335,356	17.2	—	1,989,505	15.1	—	1,256,537	12.9	—

Total core deposits	15,436,850	79.6	0.33	9,849,060	74.9	0.28	6,772,192	69.6	0.41
Certificates	3,968,265	20.4	0.98	3,299,784	25.1	1.18	2,957,332	30.4	1.52

Total deposits	$19,405,115	100.0%	0.48%	$13,148,844	100.0%	0.50%	$9,729,524	100.0%	0.75%

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

				Connecticut
	Upstate New	Western	Eastern	and Western
	York	Pennsylvania	Pennsylvania	Massachusetts	Total deposits

December 31, 2011
Core deposits:
Savings	$862,354	$136,984	$238,766	$1,382,912	$2,621,016
Interest-bearing checking	743,536	486,150	565,212	464,678	2,259,576
Money market deposits	3,372,154	1,295,675	1,158,837	1,394,236	7,220,902
Noninterest-bearing	1,417,374	699,234	523,656	695,092	3,335,356

Total core deposits	6,395,418	2,618,043	2,486,471	3,936,918	15,436,850
Certificates	1,105,717	839,983	709,810	1,312,755	3,968,265

Total deposits	$7,501,135	$3,458,026	$3,196,281	$5,249,673	$19,405,115

December 31, 2010
Core deposits:
Savings	$846,859	$130,361	$257,784	$—	$1,235,004
Interest-bearing checking	617,845	502,345	585,347	—	1,705,537
Money market deposits	3,107,727	961,233	850,054	—	4,919,014
Noninterest-bearing	1,012,715	526,673	450,117	—	1,989,505

Total core deposits	5,585,146	2,120,612	2,143,302	—	9,849,060
Certificates	1,234,347	1,011,659	1,053,778	—	3,299,784

Total deposits	$6,819,493	$3,132,271	$3,197,080	$—	$13,148,844

The following table shows maturities of outstanding certificates of deposit and other time deposits in denominations of $100,000 and greater and $250,000 and greater at December 31, 2011 (in thousands):

	Over	Over
	$100,000	$250,000
Less than three months	$138,867	$120,349
Over three months to six months	236,834	66,204
Over six months to 12 months	189,811	96,332
Over 12 months	333,469	84,130

Total	$898,981	$367,015

Borrowings
On December 13, 2011, the Company issued $300 million of 7.25% subordinated notes due December 15, 2021 (the “Subordinated Notes”), the proceeds of which will be used to consummate our previously announced HSBC Acquisition of branches of HSBC Bank, USA, National Association. The Subordinated Notes are not redeemable at any time prior to the maturity date.
Our junior subordinated debentures include amounts related to First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2011. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $31 million, is $111 million at December 31, 2011. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2011 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.

Our junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities.
Borrowings increased to $8.1 billion at December 31, 2011, including $2.3 billion assumed from our NewAlliance merger in the second quarter, from $4.9 billion at December 31, 2010. Short-term borrowings increased by $420 million from December 31, 2010 to $2.2 billion, and long-term borrowings increased by $2.8 billion during that same period to $5.9 billion as we worked to extend the duration of our funding. Wholesale borrowings were used to fund the run-off of certificates and provide an additional funding source for loans, which helped us to effectively manage our borrowing costs. During 2012, we intend to use the cash received in the HSBC Acquisition to pay down borrowings.
The following table shows certain information about our borrowings for the dates indicated (amounts in thousands):

	At or for the year ended December 31,
	2011	2010	2009
Period-end balance:
FHLB advances	$3,525,953	$1,865,585	$631,703
Repurchase agreements	3,864,800	2,638,257	1,458,205
Senior notes	296,979	296,733	150,000
Subordinated notes	297,577	—	—
Junior subordinated debentures	111,284	92,899	12,372
Other borrowings	30,528	—	50,000

Total borrowings	$8,127,121	$4,893,474	$2,302,280

Maximum balance at any month end:
FHLB advances	$3,932,171	$1,865,585	$3,435,825
Repurchase agreements	3,864,800	2,764,874	1,458,205
Senior notes	296,979	447,720	150,000
Subordinated notes	297,577	—	—
Junior subordinated debentures	111,284	93,131	12,372
Other borrowings	31,720	50,000	50,000

Average balance:
FHLB advances	$2,903,919	$1,225,735	$1,267,342
Repurchase agreements	3,419,346	1,847,765	582,151
Senior notes	296,869	274,109	48,904
Subordinated notes	14,692	—	—
Junior subordinated debentures	105,752	71,291	12,365
Other borrowings	21,298	11,315	50,411

Period-end weighted average interest rate:
FHLB advances	1.90%	1.76%	3.53%
Repurchase agreements	1.27	1.27	1.18
Senior notes	6.75	6.75	12.00
Subordinated notes	7.25	—	—
Junior subordinated debentures	3.65	3.40	2.95
Other	3.98	—	1.74

Weighted average maturity (years):
FHLB advances	1.3	1.4	0.8
Repurchase agreements	1.2	2.2	1.5
Senior notes	8.2	9.2	4.7
Subordinated notes	9.9	—	—
Junior subordinated debentures	21.8	23.8	24.5
Other	13.3	—	—

Capital
Our stockholders’ equity increased $2.0 billion to $4.8 billion at December 31, 2011 from $2.8 billion at December 31, 2010 as a result of our merger with NewAlliance, whereby we issued 94 million common shares with a value of $1.3 billion, and our underwritten public offering in December whereby we issued 57 million shares and net proceeds totaled $468 million.
Additionally, in December 2011, we issued 14 million shares of fixed-to-floating rate noncumulative preferred stock, series B, with a par value of $0.01 and a liquidation preference of $25 per share, in an underwritten stock offering. Net proceeds totaled $338 million.
The preferred stock pays dividends quarterly beginning February 2012, when, as and if declared by our board of directors, at a rate per annum of 8.625% until February 15, 2017, and thereafter at a floating rate per annum equal to three month LIBOR plus 7.327%. Additionally, the preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
Other factors contributing to the increase in our stockholders’ equity included net income of $174 million and net unrealized gains, net of taxes, of $35 million on our securities available for sale arising during 2011. These amounts were offset by $127 million in treasury stock purchases, common stock dividends of $175 million, or $0.64 per share, $11 million in pension and post-retirement actuarial losses, and $16 million in unrealized losses, net of tax, on interest rate swaps designated as cash flow hedges.
In January 2012, we adjusted our quarterly dividend to $0.08 commencing the first quarter of 2012. If dividends are paid at this rate in 2012, this reduction will serve to preserve approximately $110 million of capital in 2012, accelerating the build of our capital ratios following the consummation of the HSBC Acquisition. In addition, the Company contributed $645 million of capital to the Bank in order to provide capital for the upcoming HSBC Acquisition and to reduce our FDIC expense.
At December 31, 2011, we held over 14 million shares of our common stock as treasury shares. During the second and third quarters of 2011 we repurchased 9.1 million shares of our common stock at an average price of $13.93 per share and we currently have authorization from our Board of Directors to repurchase an additional 12 million shares as part of our capital management initiatives. We issued 0.9 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock awards during 2011. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.
As of December 31, 2011, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $319 million to the Company, without obtaining affirmative regulatory approvals, as of December 31, 2011. The Bank paid dividends of $75 million and $60 million to the Company, during 2011 and 2010, respectively.
The current requirements and our actual capital levels are detailed in Note 11 of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data.”

RISK MANAGEMENT
Credit Risk
Allowance for Loan Losses and Nonperforming Assets
Credit risk is the risk associated with the potential inability of some of our borrowers to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce our earnings.
A detailed description of our methodology for calculating our allowance for loan losses is included in “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. We place legacy loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.
Our evaluation of our allowance for loan losses is based on a continuous review of our loan portfolio. The methodology that we use for determining the amount of the allowance for loan losses consists of several elements. We use an internal loan grading system with nine categories of loan grades used in evaluating our business and commercial real estate loans. In our loan grading system, pass loans are graded 1 through 5, special mention loans are graded 6, substandard loans are graded 7, doubtful loans are graded 8 and loss loans (which are fully charged off) are graded 9. Our definition of special mention, substandard, doubtful and loss are consistent with regulatory definitions.
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
Substandard loans, including all impaired business and commercial real estate loans greater than $200 thousand, are reviewed on a quarterly basis by either management’s Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $200 thousand and $2 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, and account history. Similar information is also reviewed for all special mention loans greater than $300 thousand by a Senior Credit Manager. Loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan gradings are appropriate.

Updated valuations are obtained periodically in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for assets securing substandard rated loans are completed within 90 days of the downgrade. On an ongoing basis, real estate collateral supporting substandard loans with an outstanding balance greater than $500 thousand is required to have an appraisal or evaluation performed at least every 18 months for general commercial properties and at least every 12 months for land and acquisition and development loans. Real estate collateral supporting substandard loans with an outstanding balance equal to or less than $500 thousand is required to have an appraisal or evaluation performed at least every 24 months for general commercial properties and at least every 18 months for land and acquisition and development loans. However, an appraisal or evaluation may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral. Non-real estate collateral is reappraised on an as-needed basis, as determined by the loan officer, our Classified Loan Review Committee, or by credit risk management based upon the facts and circumstances of the individual relationship.
Among other factors, our quarterly reviews consist of an assessment of the fair value of collateral for all loans reviewed, including collateral dependent impaired loans. During this review process, an internal estimate of collateral value, as of each quarterly review date, is determined utilizing current information such as comparables from more current appraisals in our possession for similar collateral in our portfolio, recent sale information, current rent rolls, operating statements and cash flow information for the specific collateral. Further, we have an Appraisal Institute designated MAI appraiser on staff available for consultation during our quarterly estimation of collateral fair value. This current information is compared to the assumptions made in the most recent appraisal as well as in previous quarters. Quarterly adjustments to the estimated fair value of the collateral are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral.
Adjustments are made each quarter to the related allowance for loan losses for collateral dependent impaired loans to reflect the change, if any, in the estimated fair value of the collateral less estimated costs to sell as compared to the previous quarter. The determination of the appropriateness of obtaining new appraisals is also specifically addressed in each quarterly review. New appraisals will be obtained prior to the above noted required time frames if it is determined appropriate during these quarterly reviews. Further, our in-house MAI appraiser is available for consultation regarding the need for new valuations.
In addition to the credit monitoring procedures described above, our loan review department, which is independent of the lending function and is part of our risk management function, verifies the accuracy of loan grading, classification, and, if impaired, related allowance for loan losses.
The following table details our allocation of our allowance for loan losses by loan category at December 31 (amounts in thousands):

	2011		2010		2009		2008		2007
	Amount of		Amount of		Amount of		Amount of		Amount of
	allowance	Percent of	allowance	Percent of	allowance	Percent of	allowance	Percent of	allowance	Percent of
	for loan	loans to	for loan	loans to	for loan	loans to	for loan	loans to	for loan	loans to
	losses	toal loans	losses	toal loans	losses	toal loans	losses	toal loans	losses	toal loans
Commercial:
Real estate and construction	$50,007	37.9%	$46,967	41.8%	$44,497	42.1%	$32,789	39.7%	$24,886	38.5%
Business	57,348	22.9	42,034	25.0	38,324	23.2	35,954	17.4	27,812	16.1

Total commercial	107,355	60.8	89,001	66.8	82,821	65.3	68,743	57.1	52,698	54.6

Consumer:
Residential real estate	4,101	24.4	1,754	16.1	1,825	22.6	1,663	30.9	3,384	34.3
Home equity	4,374	13.1	1,859	14.5	1,216	9.5	775	9.7	1,344	8.9
Other consumer	4,270	1.7	2,740	2.6	2,441	2.6	2,524	2.3	2,974	2.2
General	—	—	—	—	—	—	4,088	—	9,847	—

Total	$120,100	100.0%	$95,354	100.0%	$88,303	100.0%	$77,793	100.0%	$70,247	100.0%

Allowance for loan losses to total loans	0.73%		0.91%		1.20%		1.20%		1.23%

The following table presents the activity in our legacy allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the years ended December 31 (in thousands):

			Consumer
	Commercial				Other
	Business	Real Estate	Residential	Home Equity	Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	29,586	12,395	3,333	4,616	1,212	51,142
Charge-offs	(17,182)	(12,020)	(1,601)	(2,411)	(2,918)	(36,132)
Recoveries	2,910	2,665	615	310	1,328	7,828

Balance at end of year	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192

Allowance for loan losses:
Individually evaluated for impairment	$1,826	$2,890	$2,151	$431	$25	$7,323
Collectively evaluated for impairment	55,522	47,117	1,950	3,943	2,337	110,869

Total	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192

Loans receivable:
Balance at end of year
Individually evaluated for impairment	$28,911	$60,384	$12,911	$1,800	$81	$104,087
Collectively evaluated for impairment	2,922,896	3,920,758	1,630,754	1,130,573	166,937	9,771,918

Total	$2,951,807	$3,981,142	$1,643,665	$1,132,373	$167,018	$9,876,005

2010
Allowance for loan losses:
Balance at beginning of year	$38,324	$44,497	$1,825	$1,216	$2,441	$88,303
Provision for credit losses	20,771	23,437	593	2,168	1,662	48,631
Charge-offs	(18,917)	(21,271)	(695)	(1,704)	(2,645)	(45,232)
Recoveries	1,856	304	31	179	1,282	3,652

Balance at end of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354

Allowance for loan losses:
Individually evaluated for impairment	$1,594	$3,726	$173	$—	$—	$5,493
Collectively evaluated for impairment	40,440	43,241	1,581	1,859	2,740	89,861

Total	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354

Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,542	$48,199	$11,125	$—	$—	$82,866
Collectively evaluated for impairment	1,947,827	3,315,605	1,415,948	923,717	147,732	7,750,829

Total	$1,971,369	$3,363,804	$1,427,073	$923,717	$147,732	$7,833,695

For the year ended December 31, 2010, we did not have any activity in our allowance for loan losses for acquired commercial or consumer loans. The following table presents the activity in our acquired allowance for loan losses and related recorded investment of the associated loans by portfolio segment for 2011:

	Commercial		Consumer
					Other
	Business	Real Estate	Residential	Home Equity	Consumer	Total
Allowance for loan losses:
Balance at beginning of year	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	806	—	—	2,077	3,229
Charge-offs	(346)	(806)	—	—	(169)	(1,321)
Recoveries	—	—	—	—	—	—

Balance at end of year	$—	$—	$—	$—	$1,908	$1,908

Allowance for loan losses:
Collectively evaluated for impairment	$—	$—	$—	$—	$1,908	$1,908

Loans receivable:
Balance at end of year
Loans acquired with deteriorated credit quality (1)	$819,842	$2,623,239	$2,368,602	$1,033,615	$111,280	$6,596,578

(1)	Includes all acquired loans. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under heading “Critical Accounting Policies and Estimates “, subheading “Acquired Loans”.
As of December 31, 2011, we had a liability for unfunded commitments of $7 million. For the year ending December 31, 2011, we recognized a provision for credit loss related to our unfunded commitments of $4 million. Our total unfunded commitments were $5.1 billion as of December 31, 2011.

Our net charge-offs of $30 million in 2011 were $12 million lower than our net charge-offs of $42 million in 2010, driven by improved commercial credit quality, most notably in real estate lending. The following table details our net charge-offs by loan category for the years ended December 31 (amounts in thousands):

	2011	2010	2009	2008	2007
Net charge-offs
Commercial:
Real estate	$10,161	$20,967	$9,679	$5,295	$4,729
Business	14,618	17,061	20,821	10,992	3,511

Total commercial	24,779	38,028	30,500	16,287	8,240

Consumer:
Residential real estate	986	664	157	77	219
Home equity	2,101	1,525	871	187	98
Other consumer	1,759	1,363	1,612	1,293	1,527

Total	$29,625	$41,580	$33,140	$17,844	$10,084

Net charge-off rates
Commercial:
Real estate	0.18%	0.53%	0.35%	0.22%	0.23%
Business	0.46	0.81	1.61	1.03	0.43

Total commercial	0.28	0.63	0.76	0.47	0.28

Consumer:
Residential real estate	0.03	0.04	0.01	0.00	0.01
Home equity	0.11	0.12	0.13	0.03	0.02
Other consumer	0.64	0.55	1.04	0.80	1.05

Total	0.20%	0.44%	0.50%	0.28%	0.18%

As of December 31, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans remained relatively flat at $90 million at December 31, 2011 compared to $89 million at December 31, 2010. The increase of $1 million from December 31, 2010 to December 31, 2011 reflected the net impact of $53 million in additional nonaccruals offset by the removal of $21 million due to charge-offs, $13 million that was returned to accrual status, and $19 million due to transfers to real estate owned or paydowns. The composition of our nonaccruing loans from our legacy portfolio segment and total nonperforming assets consisted of the following at December 31 (amounts in thousands):

	2011	2010	2009	2008	2007
Nonaccruing loans:
Commercial:
Real estate	$43,119	$44,065	$37,687	$26,546	$16,229
Business	20,173	25,819	17,566	11,765	6,350

Total commercial	63,292	69,884	55,253	38,311	22,579
Consumer:
Residential real estate	18,668	14,461	9,468	5,516	3,741
Home equity	6,790	4,605	2,330	2,076	849
Other consumer	1,048	373	1,510	514	885

Total nonaccruing loans	89,798	89,323	68,561	46,417	28,054
Real estate owned	4,482	8,647	7,057	2,001	237

Total nonperforming assets (1)	$94,280	$97,970	$75,618	$48,418	$28,291

Loans 90 days past due and still accruing interest (2)	$143,237	$58,097	$—	$—	$—

Total nonperforming assets as a percentage of total assets	0.29%	0.46%	0.52%	0.52%	0.35%

Total nonaccruing loans as a percentage of total loans	0.55%	0.85%	0.94%	0.72%	0.49%

Total nonaccruing loans as a percentage of total legacy loans	0.91%	1.14%	1.03%	0.72%	0.49%

Allowance for loan losses to nonaccruing loans	133.7%	106.8%	128.8%	167.6%	250.4%

(1)	Nonperforming assets do not include $44 million, $22 million, $12 million, $7 million, and $6 million of performing renegotiated loans that are accruing interest at December 31, 2011, 2010, 2009, 2008, and 2007 respectively.

(2)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments as of December 31:

	Percent of loans		Percent of loans 60-89		Percent of loans 90 or
	30-59 days past due		days past due		more days past due		Percent of loans past due
	2011	2010	2011	2010	2011	2010	2011	2010
Legacy loans
Commercial:
Real estate	0.2%	—%	—%	—%	0.6%	0.9%	0.8%	1.0%
Business	0.2	0.1	—	0.1	0.4	0.4	0.5	0.5

Total commercial	0.2	0.1	0.0	—	0.5	0.7	0.7	0.8

Consumer:
Residential real estate	0.6	0.4	0.3	0.3	0.9	1.0	1.8	1.6
Home equity	0.2	0.3	0.2	0.1	0.6	0.5	1.0	0.9
Other consumer	0.9	0.9	0.4	0.3	0.5	0.2	1.8	1.3

Total consumer	0.5	0.4	0.3	0.2	0.8	0.8	1.5	1.3

Total	0.3%	0.2%	0.1%	0.1%	0.6%	0.7%	0.9%	1.0%

Acquired loans
Commercial:
Real estate	1.1%	0.7%	0.1%	0.2%	2.1%	3.2%	3.2%	4.2%
Business	0.6	0.2	0.1	0.2	1.1	1.0	1.8	1.4

Total commercial	0.9	0.5	0.1	0.2	1.8	2.4	2.8	3.1

Consumer:
Residential real estate	0.8	0.9	0.4	0.8	2.8	2.1	4.0	3.8
Home equity	0.7	1.2	0.4	0.5	1.8	2.0	2.9	3.7
Other consumer	1.6	2.1	1.0	0.6	2.0	1.1	4.7	3.8

Total consumer	0.8	1.2	0.4	0.6	2.5	1.9	3.7	3.7

Total	0.9%	0.8%	0.3%	0.3%	2.2%	2.2%	3.3%	3.3%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following table presents a breakout of our commercial loans by loan grade at December 31:

	Percent of Total
	2011	2010

Legacy loans:
Pass	90.4%	88.9%
Pass watch(1)	1.0	—

Total pass	91.4	88.9

Criticized:(2)
Accrual	7.7	9.8
Nonaccrual	0.9	1.3

Total criticized	8.6	11.1

Total	100.0%	100.0%

Acquired loans:
Pass	85.5%	81.9%
Pass watch(1)	0.3	—

Total pass	85.8	81.9

Criticized:(2)
Accrual	14.2	18.1
Nonaccrual(3)	0.0	—

Total criticized	14.2	18.1

Total	100.0%	100.0%

(1)	Beginning in the fourth quarter of 2011, we established a watch-list for loans that are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(2)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review.”

(3)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. The composition of our consumer portfolio segment is presented in the table below at December 31:

	Percent of Total
	2011	2010

Legacy loans by refreshed FICO score:
Over 700	76.5%	74.8%
660-700	11.0	10.9
620-660	4.9	5.3
580-620	2.4	2.7
Less than 580	3.5	4.5
No score(1)	1.7	1.8

Total	100.0%	100.0%

Acquired loans by refreshed FICO score:
Over 700	70.4%	60.0%
660-700	8.1	11.4
620-660	4.4	5.9
580-620	2.6	5.0
Less than 580	4.6	8.2
No score(1)	9.9	9.5

Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.
We maintain an allowance for loan losses for our legacy portfolio segment, which is concentrated in the Upstate New York region and includes to a lesser degree, loan balances from organic growth in our acquired markets of Eastern Pennsylvania, Western Pennsylvania, Connecticut and Western Massachusetts. The Upstate New York region, while challenged by the slower real estate market in 2010, showed some signs of improvement during 2011 including improvement in home price appreciation in the Buffalo, Rochester and Syracuse Metropolitan Statistical Areas (MSAs). Despite the challenging market conditions, our asset quality continues to perform well when compared to industry averages.
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for loan losses for our acquired loans. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $209 million and $122 million as of December 31, 2011 and December 31, 2010, respectively. In general, these loans performed in line with our expectations at acquisition during 2010 and as a result there was no allowance for loan losses associated with our acquired loan portfolio at December 31, 2010. During 2011, our expected cash flows associated with our acquired loan portfolio indicated that most of our acquired pools had improvement in credit quality, but we also noted deterioration in the credit quality of our other consumer loans acquired from Harleysville. As a result of the improvement in expected cash flows, we reclassified $34 million from our credit mark to accretable yield, which will be recognized into interest income as an adjustment to yield over the remaining life of the loans. We also established an allowance for loan losses representing our expected losses over the remaining life of our other consumer loans acquired from Harleysville for $2 million at December 31, 2011.
Total net charge-offs for 2011 declined $12 million to $30 million, or 0.20% of average total loans, compared with $42 million, or 0.44% of average total loans, in 2010 with the year over year decrease due to the lower level of charge-offs and our higher average loan balances driven by our NewAlliance merger. Excluding our acquired loans, our net charge-off ratio for legacy loans was 0.32% for 2011 compared to 0.58% for 2010. Nonperforming loans of $90 million at December 31, 2011 remained relatively in line with December 31, 2010, but improved as a percentage of both reported and legacy loans. They comprised 0.55% of total loans at December 31, 2011 compared to 0.85% at December 31, 2010, primarily due to the increase in total loans from the NewAlliance merger. Excluding our acquired loans, our nonaccruing loans improved to 0.91% of legacy loans at December 31, 2011 compared to 1.14% of legacy loans at December 31, 2010.

Our total allowance for loan losses related to both our legacy and acquired loans increased $24 million from December 31, 2010 to $120 million at December 31, 2011 as our total provision for loan losses of $54 million exceeded our total net charge-offs of $30 million. The ratio of our total allowance for loan losses to total loans of 0.73% at December 31, 2011 decreased compared to 0.91% at December 31, 2010, primarily due to the acquisition of loans from our NewAlliance merger in the second quarter which were recorded at fair value and do not have a carryover allowance. Excluding acquired loans, our ratio of our legacy allowance for loan losses to total loans was 1.20% of legacy loans at December 31, 2011 and 1.22% of legacy loans at December 31, 2010.
Of the $2.2 billion home equity portfolio at December 31, 2011, $0.9 billion is in a first lien position. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that is in a second lien position. For those loans that we do not hold or service the first lien loan, we are unable to monitor whether or not the first lien position is in default, although we will be notified when the collateral is in the process of foreclosure. Lien position is reflected in loss history and is captured as part of the historical loss experience utilized in the determination of the allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $77 million at December 31, 2011 from $55 million at December 31, 2010. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments. TDRs accruing interest totaled $44 million and $22 million at December 31, 2011 and December 31, 2010, respectively.
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
At December 31, 2011, our liability for estimated repuchase obligations on our serviced loan portfolio was $8 million compared to $4 million at December 31, 2010 and is included in other liabilities in our Consolidated Statements of Condition. The year over year increase includes $4 million of repurchase obligations assumed in April 2011 from our merger with NewAlliance that was recognized through purchase accounting. Total losses recognized against the liability in 2011 were less than $1 million.

The delinquencies in our serviced loan portfolio were as follows at December 31 for the year indicated:

	2011	2010
30 to 59 days past due	0.42%	0.66%
60 to 89 days past due	0.17%	0.26%
Greater than 90 days past due	0.81%	0.48%

Total past due loans	1.40%	1.40%

Investments Impairment Analysis
In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
Our investment securities portfolio amounted to $12.0 billion at December 31, 2011. As of December 31, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. Our investment securities portfolio included securities issued by FHLMC, FNMA and GNMA with a fair value of $2.4 billion, $2.0 billion, and $4.4 billion, respectively, at December 31, 2011. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
We have assessed our securities that were in an unrealized loss position at December 31, 2011 and 2010 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, levels of credit loss, and projected cash flows. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
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
As of December 31, 2011, the unrealized losses on our corporate debt securities were due to a general widening of credit spreads for the types of these securities, causing their fair values to decrease. We have assessed these securities in an unrealized loss position at December 31, 2011 and December 31, 2010 and determined that the declines in fair value below amortized cost were temporary.
As of December 31, 2011, we have no direct exposure to the sovereign debt crisis resulting from the downgrading of government debt of certain European countries.
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
Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity at all times. We manage our liquidity to ensure that we have sufficient cash to:
•	Support our operating activities,

•	Meet increases in demand for loans and other assets,

•	Provide for repayments of deposits and borrowings, and

•	To fulfill contract obligations.

Factors or conditions that could affect our liquidity management objectives include changes in the mix of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets.
Sources of Liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $3.9 billion and $3.5 billion outstanding, respectively, at December 31, 2011.
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
Our primary investing activities are the origination of loans and the purchase of investment securities. Our loan originations totaled $5.0 billion and $3.6 billion during 2011 and 2010, respectively. In addition, we made advances on business lines of credit totaling $4.5 billion in 2011 and $3.2 billion in 2010, reflecting our continued focus on growing our higher yielding commercial loan portfolio. Our purchases of investment securities amounted to $3.9 billion for 2011, and included $1.2 billion of securities purchased in anticipation of asset needs related to the HSBC Acquisition. Purchases of investment securities amounted to $4.0 billion for 2010. Principal payments on and proceeds from sales and maturities of our investment securities amounted to $2.9 billion and $2.2 billion, for 2011 and 2010 respectively, reflecting increased prepayments and a larger mortgage-backed securities portfolio.
Net cash provided by our financing activities totaled $2.3 billion and $1.1 billion for 2011 and 2010, respectively. In anticipation of liquidity needs for the 2012 HSBC Acquisition, in 2011, we raised $1.1 billion of capital in the form of common stock, preferred stock, and 7.25% subordinated notes due December 15, 2021. We have a total borrowing capacity of up to $10.8 billion available from various funding sources which include the Federal Home Loan Bank, Federal Reserve Bank, and commercial banks that we may use to fund our lending activities, liquidity needs and/or to adjust and manage our asset and liability position, of which $4.1 billion was available at December 31, 2011. We paid dividends of $175 million, or $0.16 per quarter, to stockholders during 2011. In the first quarter of 2012, we adjusted our quarterly dividend to $0.08. This reduction will provide additional liquidity and will serve to preserve approximately $110 million of capital in 2012.
In addition to our financial performance and condition, our liquidity may be impacted by our structure as a bank holding company that is a separate legal entity from our banking and other subsidiaries. We rely on the dividends we receive from the Bank as our principal source of cash flow for the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. If the Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common or preferred stockholders or make required principal and interest payments on the Company’s outstanding debt.

Uses of Liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.
Contractual Obligations and Other Commitments(1)
The following table indicates certain of our funding obligations by time remaining until maturity as of December 31, 2011 (in thousands):

	Less than 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	years	years	Total
Certificates of deposit	$2,651,997	$799,334	$322,548	$194,386	$3,968,265
Borrowings	4,222,676	2,699,155	224,134	981,156	8,127,121
Commitments to extend credit (2)	4,906,919	—	—	—	4,906,919
Standby letters of credit (2)	278,363	—	—	—	278,363
Operating leases	25,725	49,169	43,029	93,513	211,436
Purchase obligations	14,567	31,245	11,507	—	57,319
Capital leases	1,919	4,726	5,148	24,008	35,801
Partnership investment commitments	6,453	—	183	3,129	9,765
Other	2,050	5,010	9,832	29,437	46,329

Total contractual obligations	$12,110,669	$3,588,639	$616,381	$1,325,629	$17,641,318

(1)	Amounts do not include contractual interest.

(2)	We do not expect all of our commitments to extend credit and standby letters of credit to be fully funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements. Our commitments to extend credit include $4.5 billion available under lines of credit.
Loan Commitments
In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $4.9 billion and $3.4 billion at December 31, 2011 and 2010, respectively.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at December 31, 2011 our unused commercial lines of credit increased to $2.8 billion from $2.0 billion at December 31, 2010, and our unused home equity and other consumer lines of credit increased to $1.5 billion at December 31, 2011 from $942 million at the end of 2010. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $278 million and $225 million at December 31, 2011 and 2010, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Not reflected in the table above, our commitments to sell residential mortgages amounted to $275 million and $88 million at December 31, 2011 and 2010, respectively.

Security Yields, Maturities and Repricing Schedule
The following table sets forth certain information as of December 31, 2011 regarding the carrying value, weighted average yields and contractual maturities of our investment securities portfolio. Our adjustable-rate securities are included in the period in which interest rates are next scheduled to adjust and fixed-rate securities are included in the period in which the final contractual repayment is due. We have made no adjustments for prepayment of principal. Actual maturities are expected to be significantly shorter as a result of loan repayments underlying mortgage-backed securities. The tax benefits of certain of our tax exempt investment securities have not been factored into the yield calculations in this table (amounts in thousands):

			More than one		More than five
	One year or less		year to five years		years to ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
Investment securities available for sale
Debt securities:
States and political subdivisions	$147,033	2.26%	$426,633	2.48%	$126,543	2.59%	$2,969	6.06%	$703,178	2.47%
U.S. Treasury	—	—	20,643	1.58	—	—	—	—	20,643	1.58
U.S. government agencies	—	—	620	0.79	399	0.97	4,418	0.65	5,437	0.69
U.S. government sponsored enterprises	77,445	N/M	233,517	1.98	79,174	2.97	—	—	390,136	N/M
Corporate	110,777	5.13	185,595	3.90	38,638	4.35	1,000	4.67	336,010	4.36
Trust preferred securities	25,032	2.35	—	—	—	—	—	—	25,032	2.35

Total debt securities	360,287	0.08	867,008	2.62	244,754	2.99	8,387	3.05	1,480,436	2.07

Mortgage-backed securities:

Residential mortgage-backed securities:
GNMA	—	—	147	8.04	5,713	3.08	85,833	3.10	91,693	3.11
FNMA	277	3.97	23,378	2.48	59,972	3.38	680,223	3.05	763,850	3.06
FHLMC	4	6.62	5,726	1.68	46,577	2.97	607,040	3.04	659,347	3.02
CMOs	—	—	1,584	3.47	122,132	4.23	4,416,963	3.39	4,540,679	3.41

Total residential mortgage-backed securities	281	4.00	30,835	2.41	234,394	3.74	5,790,059	3.31	6,055,569	3.32

Commercial mortgage-backed securities	—	—	—	—	25,011	0.55	1,504,299	5.13	1,529,310	5.06

Total mortgage-backed securities	281	4.00	30,835	2.41	259,405	3.43	7,294,358	3.68	7,584,879	3.67

Collateralized loan obligations	—	—	—	—	111,593	2.72	46,406	2.40	157,999	2.63
Asset-backed securities	—	—	20,293	2.38	32,694	3.58	40,826	1.43	93,813	2.38
Other (1)	—	—	—	—	—	—	—	—	31,169	5.23

Total securities available for sale	$360,568	0.08%	$918,136	2.61%	$648,446	3.15%	$7,389,977	3.66%	$9,348,296	3.39%

Investment securities held to maturity
Residential mortgage-backed securities:
GNMA	$—	—	$—	—	$—	—	$6,421	4.74%	$6,421	4.74%
FNMA	—	—	—	—	—	—	14,926	3.81	14,926	3.81
FHLMC	—	—	—	—	—	—	11,882	4.82	11,882	4.82
CMOs	—	—	—	—	—	—	2,636,401	3.59	2,636,401	3.59

Total securities held to maturity	$—	—%	$—	—%	$—	—%	$2,669,630	3.60%	$2,669,630	3.60%

(1)	Other securities available for sale include investments with no stated maturity date.

N/M	Not meaningful

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2011 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one	One through	After five
	year	five years	years	Total
Commercial:
Real estate	$2,410,677	$2,647,733	$692,409	$5,750,819
Construction	375,784	80,382	37,396	493,562
Business	2,921,162	658,713	191,774	3,771,649

Total commercial	5,707,623	3,386,828	921,579	10,016,030
Residential real estate	988,655	2,190,040	833,572	4,012,267
Home equity	1,437,362	340,562	388,064	2,165,988
Other consumer	141,815	67,076	69,407	278,298

Total loans and leases	$8,275,455	$5,984,506	$2,212,622	$16,472,583

For the loans reported in the preceding table, the following sets forth at December 31, 2011, the dollar amount of all of our fixed-rate and adjustable-rate loans due after December 31, 2012 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,700,704	$1,639,438	$3,340,142
Construction	117,778	—	117,778
Business	801,661	48,826	850,487

Total commercial	2,620,143	1,688,264	4,308,407
Residential real estate	1,089,747	1,933,865	3,023,612
Home equity	728,626	—	728,626
Other consumer	136,483	—	136,483

Total loans and leases	$4,574,999	$3,622,129	$8,197,128

The following table sets forth at December 31, 2011, the dollar amount of all of our fixed-rate loans due after December 31, 2012 by the period in which the loans mature (in thousands):

		Residential	Home equity
Maturity	Commercial	real estate	and consumer	Total
1 to 2 years	$488,708	$387,752	$161,272	$1,037,732
2 to 3 years	398,738	244,928	109,305	752,971
3 to 5 years	811,307	260,809	137,061	1,209,177

Total 1 to 5 Years	1,698,753	893,489	407,638	2,999,880

5 to 10 years	658,234	189,751	225,745	1,073,730
More than 10 years	263,156	6,507	231,726	501,389

Total	$2,620,143	$1,089,747	$865,109	$4,574,999

The following table sets forth at December 31, 2011, the dollar amount of all of our adjustable-rate loans due after December 31, 2012 by the period in which the loans reprice (in thousands):

		Residential
Maturity	Commercial	real estate	Total
1 to 2 years	$432,926	$354,366	$787,292
2 to 3 years	401,346	191,634	592,980
3 to 5 years	853,803	750,551	1,604,354

Total 1 to 5 Years	1,688,075	1,296,551	2,984,626

5 to 10 years	189	637,314	637,503

Total	$1,688,264	$1,933,865	$3,622,129

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
For example, as part of our normal commercial lending activities, a portion of our commercial and commercial real estate loans have adjustable interest rates that are based on longer term rates. The yield on these loans could fluctuate to a greater degree than loans that are based on relatively short-term rates. Accordingly, during the third quarter, as a result of actions taken by the Federal Reserve, the yield on our commercial loans was negatively impacted by lower long-term interest rates. Conversely, our cost of funding was not significantly affected by this change in interest rates because the pricing of these instruments is related to a shorter-term part of the interest rate curve.
The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (1) employing interest rate swaps; (2) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (3) selling the majority of 30 year fixed-rate, residential mortgage loans into the secondary market without recourse; (4) investing in securities with predictable cash flows which position us for increases in market interest rates; (5) growing core deposits; and (6) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.
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

	Calculated increase (decrease) at December 31,
	2011		2010
	Net interest		Net interest
Changes in interest rates(1)	income	% Change	income	% Change
+200 basis points(2)	$29,669	3.2%	$(7,068)	(1.0)%
+100 basis points	17,020	1.8	(3,191)	(0.5)

(1)	The Federal Reserve benchmark overnight federal funds rate was 0.25% at December 31, 2011 and 2010, therefore, the calculation of the effect of the decrease in interest rates is not measurable.

(2)	Our Board of Directors has established a policy limiting the adverse change to net interest income to less than 5% under this scenario.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
A discussion regarding our management of market risk is included in “Interest Rate and Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for First Niagara Financial Group, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over our financial reporting as of December 31, 2011 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. Their reports follow this statement.

/s/ John R. Koelmel	/s/ Gregory W. Norwood
John R. Koelmel	Gregory W. Norwood
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited First Niagara Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Niagara Financial Group, Inc.:
We have audited the accompanying consolidated statements of condition of First Niagara Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Niagara Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Buffalo, New York
February 28, 2012

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$836,555	$213,820
Investment securities:
Available for sale, at fair value (amortized cost of $9,178,001 and $7,175,442 in 2011 and 2010; includes pledged securities that can be sold or repledged of $2,344,710 and $4,052,259 in 2011 and 2010)	9,348,296	7,289,455
Held to maturity, at amortized cost (fair value of $2,752,723 and $1,043,803 in 2011 and 2010; includes pledged securities that can be sold or repledged of $1,210,995 in 2011)	2,669,630	1,025,724
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	358,159	183,800
Loans held for sale	94,484	37,977
Loans and leases (net of allowance for loan losses of $120,100 and $95,354 in 2011 and 2010)	16,352,483	10,388,060
Bank owned life insurance	392,468	230,718
Premises and equipment, net	318,101	217,555
Goodwill	1,708,345	1,023,977
Core deposit and other intangibles, net	94,895	90,167
Other assets	637,199	382,600

Total assets	$32,810,615	$21,083,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$19,405,115	$13,148,844
Short-term borrowings	2,208,845	1,788,566
Long-term borrowings	5,918,276	3,104,908
Other	480,201	276,465

Total liabilities	28,012,437	18,318,783

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 issued in 2011 and none issued in 2010	338,002	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 and 215,105,566 shares issued in 2011 and 2010	3,660	2,151
Additional paid-in capital	4,228,477	2,430,571
Retained earnings	374,840	376,670
Accumulated other comprehensive income	67,812	57,871
Common stock held by employee stock ownership plan, 2,357,257 and 2,621,978 shares in 2011 and 2010	(19,070)	(20,758)
Treasury stock, at cost, 14,167,733 and 5,993,906 shares in 2011 and 2010	(195,543)	(81,435)

Total stockholders’ equity	4,798,178	2,765,070

Total liabilities and stockholders’ equity	$32,810,615	$21,083,853

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Interest income:
Loans and leases	$704,664	$495,989	$360,689
Investment securities and other	360,643	249,599	130,069

Total interest income	1,065,307	745,588	490,758

Interest expense:
Deposits	83,237	71,150	73,551
Borrowings	100,823	76,684	52,807

Total interest expense	184,060	147,834	126,358

Net interest income	881,247	597,754	364,400
Provision for credit losses	58,107	48,631	43,650

Net interest income after provision for credit losses	823,140	549,123	320,750

Noninterest income:
Banking services	92,082	80,773	49,538
Insurance commissions	65,125	51,634	48,958
Wealth management services	30,729	19,838	8,555
Mortgage banking	15,182	12,230	4,172
Lending and leasing	13,536	11,449	6,716
Bank owned life insurance	11,129	7,261	5,251
Other	17,526	3,430	2,785

Total noninterest income	245,309	186,615	125,975

Noninterest expense:
Salaries and employee benefits	341,895	246,619	161,548
Occupancy and equipment	78,163	54,964	29,113
Technology and communications	62,376	45,698	24,770
Marketing and advertising	21,850	18,388	10,281
Professional services	36,017	18,528	6,131
Amortization of intangibles	25,544	19,458	9,418
Federal deposit insurance premiums	28,860	18,923	16,668
Merger and acquisition integration expenses	98,161	49,890	36,467
Restructuring charges	42,534	—	—
Other	70,933	50,860	32,276

Total noninterest expense	806,333	523,328	326,672

Income before income taxes	262,116	212,410	120,053
Income taxes	88,206	72,057	40,676

Net income	173,910	140,353	79,377
Preferred stock dividend and discount accretion	—	—	12,046

Net income available to common stockholders	$173,910	$140,353	$67,331

Earnings per share:
Basic	$0.64	$0.70	$0.46
Diluted	$0.64	$0.70	$0.46

Weighted average common shares outstanding:
Basic	271,301	200,274	146,833
Diluted	271,612	200,596	147,205

Dividends per common share	$0.64	$0.57	$0.56
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2011	2010	2009
Net income	$173,910	$140,353	$79,377

Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the year	41,809	53,209	30,652
Reclassification adjustment for realized (gains) losses included in net income	(3,267)	275	(731)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the year	(3,956)	—	—

	34,586	53,484	29,921

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains on securities transferred during the year	3,956	—	—
Less: amortization of net unrealized holding gains to income during the year	(1,304)	—	—

	2,652	—	—

Net unrealized (losses) gains on interest rate swaps designated as cash flow hedges arising during the year	(15,981)	4,132	206

Pension and post-retirement actuarial (loss) gain	(11,316)	(2,259)	1,816

Total other comprehensive income	9,941	55,357	31,943

Total comprehensive income	$183,851	$195,710	$111,320

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

					Accumulated	Common
			Additional		other	stock
	Preferred	Common	paid-in	Retained	comprehensive	held by	Treasury
	stock	stock	capital	earnings	(loss) income	ESOP	stock	Total
Balances at January 1, 2009	$176,719	$1,254	$1,326,159	$369,671	$(29,429)	$(23,843)	$(93,268)	$1,727,263

Net income	—	—	—	79,377	—	—	—	79,377
Total other comprehensive income, net	—	—	—	—	31,943	—	—	31,943
Proceeds from follow-on stock offerings, net of related expenses (69,391,000 shares)	—	694	801,521	—	—	—	—	802,215
Preferred stock redemption	(184,011)	—	—	—	—	—	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)	—	—	—	—	(2,700)
ESOP shares released (220,169 shares)	—	—	1,322	—	—	1,461	—	2,783
Stock-based compensation expense	—	—	5,186	—	—	—	—	5,186
Net tax expense from stock-based compensation	—	—	(10)	—	—	—	—	(10)
Exercise of stock options and restricted stock activity (262,054 shares)	—	—	(3,282)	(896)	—	—	3,705	(473)
Accretion of preferred stock discount	8,315	—	—	(8,315)	—	—	—	—
Dividends on cumulative preferred stock	(1,023)	—	—	(3,731)	—	—	—	(4,754)
Common stock dividends of $0.56 per share	—	—	—	(83,158)	—	—	—	(83,158)

Balances at December 31, 2009	—	1,948	2,128,196	352,948	2,514	(22,382)	(89,563)	2,373,661

Net income	—	—	—	140,353	—	—	—	140,353
Total other comprehensive income, net	—	—	—	—	55,357	—	—	55,357
Acquisition of Harleysville National Corporation (20,295,305 shares)	—	203	299,700	—	—	—	—	299,903
Purchase of noncontrolling interest in consolidated subsidiary, net of tax	—	—	(614)	—	—	—	—	(614)
ESOP shares released (252,218 shares)	—	—	1,684	—	—	1,624	—	3,308
Stock-based compensation expense	—	—	5,561	—	—	—	—	5,561
Excess tax benefit from stock-based compensation	—	—	1,104	—	—	—	—	1,104
Exercise of stock options and restricted stock activity (601,594 shares)	—	—	(5,060)	(1,981)	—	—	8,128	1,087
Common stock dividends of $0.57 per share	—	—	—	(114,650)	—	—	—	(114,650)

Balances at December 31, 2010	—	2,151	2,430,571	376,670	57,871	(20,758)	(81,435)	2,765,070

Net income	—	—	—	173,910	—	—	—	173,910
Total other comprehensive income, net	—	—	—	—	9,941	—	—	9,941
Purchases of treasury stock (9,106,000 shares)	—	—	—	—	—	—	(126,876)	(126,876)
Proceeds from follow-on stock offering, net of related expenses (56,911,764 shares)	—	569	467,114	—	—	—	—	467,683
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	—	940	1,330,612	—	—	—	—	1,331,552
Preferred stock issued, net of related expenses (14,000,000 shares)	338,002	—	—	—	—	—	—	338,002
ESOP shares released (264,721 shares)	—	—	1,528	—	—	1,688	—	3,216
Stock-based compensation expense	—	—	7,504	—	—	—	—	7,504
Excess tax benefit from stock-based compensation	—	—	(659)	—	—	—	—	(659)
Exercise of stock options and restricted stock activity (932,173 shares)	—	—	(8,193)	(1,126)	—	—	12,768	3,449
Common stock dividends of $0.64 per share	—	—	—	(174,614)	—	—	—	(174,614)

Balances at December 31, 2011	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$173,910	$140,353	$79,377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees and discounts, net	11,804	5,412	22,299
Provision for credit losses	58,107	48,631	43,650
Depreciation of premises and equipment	33,591	28,449	13,338
Amortization of intangibles	25,544	19,458	9,418
Origination of loans held for sale	(794,602)	(717,946)	(474,450)
Proceeds from sales of loans held for sale	740,886	717,501	443,874
ESOP and stock based-compensation expense	10,720	8,868	7,969
Deferred income tax (benefit) expense	1,363	37,762	3,547
Other, net	68,493	(15,511)	(32,454)

Net cash provided by operating activities	329,816	272,977	116,568

Cash flows from investing activities:
Proceeds from sales of securities available for sale	637,588	122,655	143,651
Proceeds from maturities of securities available for sale	479,833	684,080	1,103,383
Principal payments received on securities available for sale	1,401,274	1,120,809	548,486
Purchases of securities available for sale	(3,774,187)	(3,808,152)	(4,603,803)
Principal payments received on securities held to maturity	422,633	262,392	60,742
Purchases of securities held to maturity	(87,458)	(204,629)	(1,157,858)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(53,538)	(61,794)	(16,713)
Purchase of bank owned life insurance	(35,000)	—	—
Proceeds from surrender of bank owned life insurance	27,342	—	—
Net increase in loans and leases	(950,210)	(604,151)	(164,071)
Acquisitions, net of cash and cash equivalents	(51,344)	1,129,295	3,062,415
Advance to Harleysville National Corporation	—	—	(50,000)
Purchases of premises and equipment	(69,337)	(45,509)	(36,240)
Other, net	46,548	21,315	(406)

Net cash used in investing activities	(2,005,856)	(1,383,689)	(1,110,414)

Cash flows from financing activities:
Net increase (decrease) in deposits	838,991	(493,129)	(176,292)
Proceeds from (repayments of) short-term borrowings, net	729,956	(302,919)	758,389
Proceeds from long-term borrowings	864,488	2,146,534	150,000
Repayments of long-term borrowings	(644,364)	(150,000)	(144,454)
Purchases of treasury stock	(126,876)	—	—
Redemption of preferred stock, net	—	—	(184,011)
Issuance of preferred stock, net	338,002	—	—
Issuance of common stock in follow-on stock offerings, net	467,683	—	802,215
Repurchase of common stock warrant	—	—	(2,700)
Dividends paid on cumulative preferred stock	—	—	(4,754)
Dividends paid on common stock	(174,614)	(114,635)	(83,152)
Other, net	5,509	2,413	322

Net cash provided by financing activities	2,298,775	1,088,264	1,115,563

Net increase (decrease) in cash and cash equivalents	622,735	(22,448)	121,717
Cash and cash equivalents at beginning of year	213,820	236,268	114,551

Cash and cash equivalents at end of year	$836,555	$213,820	$236,268

Supplemental disclosures
Cash paid during the period for:
Income taxes	$84,831	$30,279	$31,218
Interest expense	242,979	193,935	127,405
Acquisition of noncash assets and liabilities:
Assets acquired	9,072,922	4,172,514	911,719
Liabilities assumed	7,690,026	5,002,411	3,974,134
Other noncash activity:
Securities transferred from available for sale to held to maturity (at fair value)	1,994,913	—	—
Unsettled ACH transactions	140,382	—	—
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2011, 2010, and 2009
(Amounts in thousands, except as noted and per share amounts)
Note 1. Summary of Significant Accounting Policies
First Niagara Financial Group, Inc. (the “Company”), a Delaware corporation, and its subsidiaries provide financial services to individuals and businesses in Upstate New York, Pennsylvania, and Connecticut, and Western Massachusetts. Through our wholly owned subsidiary, First Niagara Bank, N.A. (the “Bank”), a federally chartered national bank, we provide a full range of products and services through our retail consumer, commercial, business services, and wealth management operations, including retail banking, residential and commercial lending, cash management, insurance and wealth management products.
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
Subsequent Events
We reviewed subsequent events and determined that no further disclosures or measurements were required.
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
We are required to maintain an investment in common stock of the Federal Home Loan Bank (“FHLB”) of New York, Pittsburgh, and Boston as well as the Federal Reserve Bank because our Bank is a member of the FHLB and the Federal Reserve System. We consider these stocks to be nonmarketable equity securities and carry them at cost.
Fair value of our investment securities is based upon quoted market prices of identical securities, where available (Level 1). If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information (Level 2). In the absence of any observable inputs, fair value is determined based upon our own assumptions about the assumptions that market place participants would use to price the securities (Level 3). We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. For the vast majority of the portfolio, we review the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We also have reviewed detailed valuation methodologies provided to us by our pricing services. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2011 or 2010. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price.

We conduct a quarterly review and evaluation of our investment securities portfolio to determine if any declines in fair value below amortized cost are other than temporary. In making this determination, we consider some or all of the following factors: the period of time the securities have been in an unrealized loss position, the percentage decline in fair value in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, credit enhancement, projected losses, level of credit loss, and projected cash flows. If we intend to sell a security with a fair value below amortized cost or if it is more likely than not that we will be required to sell such a security before recovery, we record an other than temporary impairment charge through current period earnings for the full decline in fair value below amortized cost. For debt securities that we do not intend to sell or it is more likely than not that we will not be required to sell before recovery, we record an other than temporary impairment charge through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (i.e. decline in fair value not attributable to credit losses) is recognized in other comprehensive income.
Our investment securities portfolio includes residential mortgage-backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we consider estimates of future principal prepayments of these underlying residential mortgage loans in the calculation of the constant effective yield used to apply the interest method for income recognition, with retroactive adjustments made as warranted.
Purchases and sales of investment securities are recorded at trade date, with realized gains and losses on sales included in our Consolidated Statements of Income using the specific identification method. We amortize premiums and accrete discounts on our investment securities to interest income utilizing the interest method.
Loans and Leases
Loans we originate and intend to hold in our portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs as well as discounts and premiums, all of which we amortize to interest income over the expected life of the loan using the interest method. We discontinue accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest. The delinquency status is based upon the contractual terms of the loans. We reverse all uncollected interest income that we previously recognized on nonaccrual loans. When we have doubt as to the collectibility of a loan’s principal, we apply interest payments to principal. For loans other than residential mortgages, cash receipts received on nonperforming impaired loans are first applied to the loan’s principal. Once the remaining principal balance has been collected in full, cash receipts are then applied as recoveries of any partially charged-off amount on the loan. Once a loan’s principal balance, including any previously charged-off amounts are collected in full, cash receipts are recorded as interest income. For residential mortgage loans, where the loan is both well-secured and in the process of collection, we recognize interest income on a cash basis. Interest income on performing troubled debt restructurings, which are considered impaired loans, are applied in accordance with the terms of the modified loan.
We return loans to accrual status when principal and interest payments are current, we expect full collectibility of principal and interest, and a consistent repayment record, generally six consecutive payments, has been demonstrated.
We charge loans off against our allowance for loan losses when it becomes evident that we will not fully collect the balance of the loan. For business and commercial real estate loans, we record a charge off when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss is reasonably estimable. For our consumer loans secured by real estate, including our residential mortgages, home equity loans and home equity lines of credit, we order broker price opinions (“BPOs”) at 90 days past due and record partial or full charge-offs based upon the results of such valuations by no later than 180 days past due. All other closed end consumer loans are charged off at 120 days past due and all other open ended consumer lines are charged off at 180 days past due.

We consider a loan impaired when, based on current information, it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of the agreement. Nonaccrual business and commercial real estate loans greater than $200 thousand are evaluated individually for impairment. Additionally, all loans modified in a troubled debt restructuring (“TDR”) are considered to be impaired, even if the principal balance is less than $200 thousand. We measure the impairment in these loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent.
At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in our portfolio are carried at amortized cost. Beginning in the second quarter of 2011, we elected the fair value option for substantially all residential mortgage loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This loan by loan election is made at the time of origination and is irrevocable. Residential mortgage loans held for sale for which the fair value option has not been elected, including those originated prior to the second quarter of 2011, are recorded at the lower of the aggregate cost or market value (“LOCOM”). For residential mortgage loans held for sale where we have elected the fair value option, any change in fair value subsequent to origination is recognized immediately in earnings in mortgage banking income. For residential mortgage loans held for sale that are recorded at LOCOM, we recognize any subsequent decreases in fair value in a valuation allowance through a charge to earnings at the time the decline in value occurs. We include gains and losses occurring during the holding period as well as those resulting from sales of our loans held for sale in mortgage banking income.
Acquired Loans
Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
We have acquired loans in three separate acquisitions after January 1, 2009. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:
•	Loans that were 90 days or more past due,

•	Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well defined weakness that jeopardizes liquidation of the loan,

•	Loans that were classified as nonaccrual by the acquired bank at the time of acquisition, or

•	Loans that had been previously modified in a troubled debt restructuring.
Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type. We currently have 13 loan pools from our three acquisitions.
We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), we have made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all i) were acquired in a business combination or asset purchase, ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and iii) were not subsequently accounted for at fair value.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and expect to fully collect the carrying value of the loans.
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
We determined our allowance for loan losses by portfolio segment, which consist of commercial loans and consumer loans. We further segregate these segments between loans which are accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired (referred to as “acquired” loans). Acquired loans were originally recorded at fair value, which includes an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.
Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.
For our legacy loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.
For our legacy loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

We estimate the inherent risk of loss on all other legacy loans by portfolio segment. During 2011, we refined our process used to estimate the allowance by increasing the granularity of the historical net loss experience data utilized for both the consumer and commercial portfolio segments. These changes enhance our estimates and provide an opportunity to better align our allowance assumptions with the dynamic nature of our loan portfolio composition. We assessed the impact of the changes and concluded that they did not have a significant impact when compared to our estimates based on previous methodologies for either portfolio segment.
Commercial loan portfolio segment
Prior to 2011, we estimated a portion of the allowance for loan losses within our legacy commercial loan portfolio segment utilizing historical net charge-off rates that were specific to the different loan types within the portfolio segment. Beginning in 2011, we estimate the allowance for these loans considering their type and loan grade. We first apply a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.”
Consumer loan portfolio segment
Prior to 2011, we estimated losses on our legacy consumer loan portfolio segment utilizing average loss rates for each loan type based on historical net charge-offs. Beginning in 2011, we estimate the allowance for loan losses for our consumer loan portfolio segment by first estimating the amount of loans that will eventually default based on delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. We obtain and review refreshed FICO scores on a quarterly basis, and trends are evaluated for consideration as a qualitative adjustment to the allowance. Other qualitative considerations include, but are not limited to, the evaluation of trends in property values, building permits and unemployment.
For our acquired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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
Goodwill and Intangible Assets
We record the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. We amortize our acquired identifiable intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, we assess whether events or changes in circumstances indicate that the carrying amounts of our core deposit and other intangible assets may be impaired. We do not amortize goodwill or any acquired identifiable intangible assets with an indefinite useful economic life, but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. We define a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.

We test goodwill for impairment annually, as of November 1, using a two step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We have two reporting units: banking and financial services.
To estimate the fair value of our banking reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. For the market approach, earnings and tangible book value multiples of comparable public companies are selected and applied to the banking reporting unit’s applicable metrics.
To estimate the fair value of our financial services reporting unit, we utilize both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
The aggregate fair market values are compared to our market capitalization, based on current stock prices, as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
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
Derivative Instruments
We use interest rate swaps to manage our interest rate risk. We also act as an interest rate swap counterparty for certain commercial customers, and manage the interest rate risk of these positions by entering into offsetting interest rate swap agreements with third parties. Interest rate swaps are recorded on our Consolidated Statements of Condition as either an asset or liability at estimated fair value and recognition of the changes in fair value in the income statement depends upon whether the interest rate swaps are in a designated hedging relationship. The change in fair value of interest rate swaps designated as fair value hedges, including both the effective and ineffective portions, is recognized in earnings. The gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. The gain or loss associated with the ineffective portion of our cash flow hedges is recognized immediately in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship both at inception of the hedge and on an ongoing basis. If the interest rate swap is not designated in a hedge relationship, gains or losses reflecting changes in fair value are recorded in earnings.
Employee Benefits
We maintain an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and we provide matching contributions in accordance with the terms of the plan. Contributions due under the terms of our defined contribution plans are accrued as earned by employees.

We also maintain noncontributory, qualified, defined benefit pension plans for certain employees who meet age and service requirements. We provide post-retirement benefits, principally health care and group life insurance, to employees who meet certain age and service requirements. We have frozen all benefit participation in our pension and post-retirement plans. Pension plans that we acquired in connection with our previous whole-bank acquisitions were frozen prior to or shortly after the completion of the transactions. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age, and compensation. The cost of our pension plan is based on actuarial estimates of current and future benefits for employees and is charged to current operating expenses.
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
Stock-Based Compensation
We maintain various long-term incentive stock benefit plans under which we grant stock options, restricted stock awards, and restricted stock units to certain key employees and directors. We recognize compensation expense in our income statement over the requisite service period, based on the grant-date fair value of the award. The fair values of stock options are estimated using the Black-Scholes option pricing model. For restricted stock awards and units, we recognize compensation expense on a straight-line basis over the vesting period for the fair value of the award, measured at the grant date.
Income Taxes
We account for income taxes under the asset and liability method. Our deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which we expect the deferred tax assets or liabilities to be realized or settled. Deferred tax assets are recognized only to the extent that it is probable that sufficient taxable profit will be available against which those unused tax losses, unused tax credits or deductible temporary differences can be utilized. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax expense. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.
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
Investment and Fiduciary Services
Assets that we hold in a fiduciary or agency capacity for our customers are not included in our accompanying Consolidated Statements of Condition, since these assets are not our assets. We recognize fee income from the management of these assets using the accrual method.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with GAAP. The estimates and assumptions that we deem to be critical involve our accounting policies relating to our allowance for loan losses, the other than temporary impairment analysis and valuation of our investment securities portfolio, the accounting treatment and valuation of acquired loans, and the analysis of the carrying value of goodwill for impairment. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

Accounting Standards Adopted in 2011
In January 2010, the Financial Accounting Standards Board (the “FASB”) released new guidance requiring entities to make disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The detailed Level 3 rollforward disclosures became effective for us on January 1, 2011. The remaining guidance became effective for us on January 1, 2010.
In December 2010, the FASB released new guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The new guidance specifies that if comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We chose to early adopt the guidance to our business combinations completed in 2010 and it is reflected in Note 2, Acquisitions.
In April 2011, the FASB released new guidance to develop consistent standards for creditors to use in their determination of whether a loan modification represents a troubled debt restructuring. Specifically, the guidance precludes creditors from utilizing the borrower’s effective rate test to evaluate whether a concession is granted and clarifies the existing guidance for determining if a borrower is experiencing financial difficulty. In particular, it specifies that a borrower that is not in default may still be considered to be experiencing financial difficulty. This guidance became effective for us with our September 30, 2011 interim financial statements and was applied retrospectively to the beginning of 2011.
Accounting Standards Not Yet Required to be Adopted as of December 31, 2011
In April 2011, the FASB released amended guidance to improve the accounting for repurchase transactions by amending the “effective control” criteria for transactions involving repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The revised guidance removes the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by a transferee, from the assessment of effective control. As a result, the level of cash collateral received by the transferor in a repo or other similar agreement is no longer relevant in determining if a transfer should be accounted for as a sale. This guidance is to be applied prospectively upon adoption and will become effective for us in the first quarter of 2012. We do not expect the amended guidance will have a significant impact on our consolidated financial statements.
In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. Guidance related to the presentation requirements for reclassification adjustments has been deferred pending further deliberation by the FASB and the remaining guidance will become effective for us on January 1, 2012. We do not expect it will have a significant impact on our financial statements.
In May 2011, the FASB released new guidance to converge the fair value measurement guidance in GAAP with that of International Financial Reporting Standards (“IFRS”). The amendment provides both clarifying guidance regarding the FASB’s intent about the application of existing requirements as well as changes in certain principles or requirements. This guidance will become effective for us on January 1, 2012. While the amendments will expand our disclosures regarding our fair value measurements, we do not expect it to have a significant impact on our financial statements.

In September 2011, the FASB released new guidance on the testing of goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test required by U.S. GAAP. The amendments will become effective on January 1, 2012 and we do not expect it to have a significant impact on our financial statements.
In December 2011, the FASB announced new disclosure requirements for offsetting arrangements. The new rules seek to enhance the comparability of financial statements for users by providing information about offsetting and related arrangements. The rules require entities to disclose gross amounts subject to right of set-off, amounts set-off, net amounts presented in the balance sheet, amounts subject to master netting agreements that have not been offset including related amounts of financial collateral. The requirements will become effective for us beginning January 1, 2013 and we do not expect they will have a significant impact on our financial statements.
Note 2. Acquisitions
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

In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

Consideration paid:
First Niagara Financial Group, Inc. common stock issued	$1,315,786
Cash payments to NewAlliance stockholders	198,681
Fair value of NewAlliance employee stock options	15,766

Total consideration paid	1,530,233

Recognized amounts of identifiable assets acquired and (liablities assumed), at fair value:
Cash and cash equivalents	$126,322
Investment securities available for sale	2,759,329
Loans	5,113,195
Federal Home Loan Bank common stock	120,820
Bank owned life insurance	137,359
Premises and equipment	64,250
Core deposit intangible	23,800
Other assets	194,646
Deposits	(5,312,265)
Borrowings	(2,299,321)
Other liabilities	(74,629)

Total identifiable net assets	853,506

Goodwill	$676,727

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
Direct costs related to the NewAlliance acquisition were expensed as incurred and amounted to $91.5 million for the year ended December 31, 2011. Severance costs comprised more than half of these acquisition and integration expenses, which also included charitable contributions, professional services, marketing and advertising, technology and communications, occupancy and equipment, and other noninterest expenses.

The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2011 under the column “Actual from acquisition date through December 31, 2011.” These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2010 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $91.5 million and $5.3 million related to the NewAlliance merger that we incurred during the years ended December 31, 2011 and 2010, respectively, are not reflected in the unaudited pro forma amounts. Similarly, merger and acquisition integration costs of $44.6 million related to our April 9, 2010 merger with Harleysville National Corporation that we incurred during the year ended December 31, 2010 are not reflected in the unaudited pro forma amounts. Additionally, merger and acquisition integration expenses of $1.3 million and $12.3 million that NewAlliance incurred during the years ended December 31, 2011 and 2010, respectively, related to the merger with the Company are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2010. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2011 and 2010.

	Actual from acquisition	Pro forma
	date through	year ended December 31,
	December 31, 2011	2011	2010
Net interest income	$139,522	$950,815	$846,001
Noninterest income	18,876	257,921	247,776
Net income	73,063	248,791	238,062

Pro forma earnings per share:
Basic		$0.83	$0.81
Diluted		0.83	0.81
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

The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest. Direct costs related to the Harleysville acquisition were expensed as incurred and amounted to $44.6 million during the year ended December 31, 2010. These merger and acquisition integration expenses included salaries and benefits, technology and communications, occupancy and equipment, marketing and advertising, professional services, a contribution to First Niagara Bank Foundation to support charitable giving in Eastern Pennsylvania where the Harleysville branches are located, and other noninterest expenses. The following table presents financial information regarding the former Harleysville operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2010. The amounts presented do not include merger and acquisition integration expenses or a $7.5 million contribution to First Niagara Bank Foundation in support of charitable giving in Eastern Pennsylvania.
The following table also presents unaudited pro forma information as if the acquisition of Harleysville had occurred on January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $44.6 million that we incurred during the year ended December 31, 2010 are reflected in the unaudited pro forma amounts for the year ended December 31, 2009. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Harleysville at the beginning of 2009. Cost savings are also not reflected in the unaudited pro forma amounts for the years ended December 31, 2010 and 2009. In addition, the pro forma results for the year ended December 31, 2009 do not reflect any adjustment to eliminate Harleysville’s historical goodwill impairment charge of $215 million. The unaudited pro forma information for the year ended December 31, 2009 also does not include any amounts related to our September 2009 National City Bank branch acquisition as it did not represent the acquisition of a business which had continuity both before and after the acquisition and for which financial statements are available or relevant.

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
HSBC Bank Branches
On July 30, 2011, First Niagara Bank, N.A., entered into a Purchase and Assumption Agreement (“the HSBC Purchase Agreement”) with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire certain assets and assume certain liabilities related to 195 HSBC branches in the Albany, Buffalo, Rochester, and Syracuse, New York banking markets as well as branches in the New York-New Jersey-Connecticut banking markets for a deposit premium of 6.67% (the “HSBC Acquisition”). Without considering expected proceeds from the assignment of our purchase rights related to certain HSBC branches, the purchase price totals approximately $1 billion, based on December 31, 2011 balances. Direct costs related to the HSBC Acquisition are expensed as incurred as merger related costs and amounted to $5.6 million, pre-tax, for the year ended December 31, 2011.
In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase 37 of the HSBC branches in the Buffalo and Rochester areas with a total of $2.5 billion in deposits and approximately $400 million in loans. Under the terms of the agreement, Key will pay us a deposit premium of 4.6%.

In January 2012, we also entered into separate agreements with Community Bank System, Inc. (“Community Bank”) and Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) to purchase a total of 27 First Niagara and HSBC branches in Upstate New York with $1.4 billion in deposits and $315 million in loans. Of these 27 branches, 20 consist of HSBC branches for which we will assign our purchase rights to Community Bank and Five Star, and seven are First Niagara branches that will be sold. Under the terms of the agreements, Community Bank will acquire 19 branches, assume approximately $1.0 billion in deposits and pay us a deposit premium of 3.22% and Five Star will acquire eight branches, assume approximately $400 million in deposits and pay us a deposit premium of 4.0%. We expect to retain, after the assignment and sale of these branches and any pre-closing attrition or other adjustments, approximately $11 billion of deposit liabilities and approximately $2 billion in loans.
We expect to complete our pending HSBC Acquisition on May 18, 2012, subject to customary closing conditions, including regulatory approval. See Part I, Item 1A, for a discussion of Risk Factors surrounding the HSBC Acquisition and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information about the HSBC Acquisition.
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

Note 3. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at December 31, 2011 and 2010 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$681,713	$21,564	$(99)	$703,178
U.S. Treasury	19,929	714	—	20,643
U.S. government agencies	5,430	10	(3)	5,437
U.S. government sponsored enterprises	377,468	13,332	(664)	390,136
Corporate	349,170	779	(13,939)	336,010
Trust preferred securities	29,791	41	(4,800)	25,032

Total debt securities	1,463,501	36,440	(19,505)	1,480,436

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	88,386	3,307	—	91,693
Federal National Mortgage Association	741,487	22,434	(71)	763,850
Federal Home Loan Mortgage Corporation	644,730	14,686	(69)	659,347

Collateralized mortgage obligations:
Government National Mortgage Association	2,329,040	63,916	(459)	2,392,497
Federal National Mortgage Association	936,768	13,782	(1,195)	949,355
Federal Home Loan Mortgage Corporation	1,091,128	15,163	(1,258)	1,105,033
Non-agency issued	93,329	1,251	(786)	93,794

Total collateralized mortgage obligations	4,450,265	94,112	(3,698)	4,540,679

Total residential mortgage-backed securities	5,924,868	134,539	(3,838)	6,055,569

Commercial mortgage-backed securities:
Non-agency issued	1,504,241	25,667	(598)	1,529,310

Total mortgage-backed securities	7,429,109	160,206	(4,436)	7,584,879

Collateralized loan obligations:
Non-agency issued	158,091	—	(92)	157,999

Asset-backed securities collateralized by:
Student loans	43,279	—	(2,561)	40,718
Credit cards	32,641	52	—	32,693
Auto loans	20,413	—	(120)	20,293
Other	118	—	(9)	109

Total asset-backed securities	96,451	52	(2,690)	93,813

Other	30,849	446	(126)	31,169

Total securities available for sale	$9,178,001	$197,144	$(26,849)	$9,348,296

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,421	$271	$(14)	$6,678
Federal National Mortgage Association	14,926	380	—	15,306
Federal Home Loan Mortgage Corporation	11,882	439	—	12,321

Collateralized mortgage obligations:
Government National Mortgage Association	1,883,105	48,358	—	1,931,463
Federal National Mortgage Association	196,357	4,800	—	201,157
Federal Home Loan Mortgage Corporation	556,939	28,859	—	585,798

Total collateralized mortgage obligations	2,636,401	82,017	—	2,718,418

Total securities held to maturity	$2,669,630	$83,107	$(14)	$2,752,723

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$595,978	$4,631	$(3,175)	$597,434
U.S. government sponsored enterprises	184,569	3,751	(1,113)	187,207
Corporate	123,475	166	(2,525)	121,116

Total debt securities	904,022	8,548	(6,813)	905,757

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	75,874	1,916	—	77,790
Federal National Mortgage Association	167,355	5,788	(4)	173,139
Federal Home Loan Mortgage Corporation	121,785	4,381	(7)	126,159

Collateralized mortgage obligations:
Government National Mortgage Association	4,462,585	95,351	(9,019)	4,548,917
Federal National Mortgage Association	561,430	14,342	(2,742)	573,030
Federal Home Loan Mortgage Corporation	544,447	11,248	(9,543)	546,152
Non-agency issued	150,243	2,056	(1,525)	150,774

Total collateralized mortgage obligations	5,718,705	122,997	(22,829)	5,818,873

Total residential mortgage-backed securities	6,083,719	135,082	(22,840)	6,195,961

Commercial mortgage-backed securities:
Non-agency issued	162,669	—	—	162,669

Total mortgage-backed securities	6,246,388	135,082	(22,840)	6,358,630
Asset-backed securities	2,755	—	(24)	2,731
Other	22,277	136	(76)	22,337

Total securities available for sale	$7,175,442	$143,766	$(29,753)	$7,289,455

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$497,310	$12,443	$(4,095)	$505,658
Federal National Mortgage Association	244,664	5,857	(960)	249,561
Federal Home Loan Mortgage Corporation	283,750	7,580	(2,746)	288,584

Total securities held to maturity	$1,025,724	$25,880	$(7,801)	$1,043,803

The table below details certain information regarding our investment securities that were in an unrealized loss position at December 31, 2011 and 2010 by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$12,792	$(45)	$6,121	$(54)	$18,913	$(99)
U.S. government agencies	—	—	2,189	(3)	2,189	(3)
U.S. government sponsored enterprises	77,445	(664)	—	—	77,445	(664)
Corporate	256,316	(13,357)	4,418	(582)	260,734	(13,939)
Trust preferred securities	23,055	(3,949)	800	(851)	23,855	(4,800)

Total debt securities	369,608	(18,015)	13,528	(1,490)	383,136	(19,505)

Mortgage-backed securities:

Residential mortgage-backed securities:
Federal National Mortgage Association	21,765	(71)	—	—	21,765	(71)
Federal Home Loan Mortgage Corporation	18,236	(69)	—	—	18,236	(69)

Collateralized mortgage obligations:
Government National Mortgage Association	126,027	(459)	—	—	126,027	(459)
Federal National Mortgage Association	197,810	(1,195)	—	—	197,810	(1,195)
Federal Home Loan Mortgage Corporation	219,870	(1,258)	—	—	219,870	(1,258)
Non-agency issued	25,563	(618)	16,764	(168)	42,327	(786)

Total collateralized mortgage obligations	569,270	(3,530)	16,764	(168)	586,034	(3,698)

Total residential mortgage-backed securities	609,271	(3,670)	16,764	(168)	626,035	(3,838)

Commercial mortgage-backed securities:
Non-agency issued	164,409	(598)	—	—	164,409	(598)

Total mortgage-backed securities	773,680	(4,268)	16,764	(168)	790,444	(4,436)

Collateralized loan obligations:
Non-agency issued	86,435	(92)	—	—	86,435	(92)

Asset-backed securities collateralized by:
Student loans	40,717	(2,561)	—	—	40,717	(2,561)
Auto loans	20,293	(120)	—	—	20,293	(120)
Other	—	—	109	(9)	109	(9)

Total asset-backed securities	61,010	(2,681)	109	(9)	61,119	(2,690)

Other	9,843	(126)	—	—	9,843	(126)

Total securities available for sale in an unrealized loss position	$1,300,576	$(25,182)	$30,401	$(1,667)	$1,330,977	$(26,849)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,138	$(14)	$—	$—	$2,138	$(14)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$209,984	$(3,175)	$—	$—	$209,984	$(3,175)
U.S. government sponsored enterprises	52,467	(1,113)	—	—	52,467	(1,113)
Corporate	96,222	(1,669)	785	(856)	97,007	(2,525)

Total debt securities	358,673	(5,957)	785	(856)	359,458	(6,813)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	798	(4)	—	—	798	(4)
Federal Home Loan Mortgage Corporation	447	(7)	—	—	447	(7)

Collateralized mortgage obligations:
Government National Mortgage Association	473,275	(9,019)	—	—	473,275	(9,019)
Federal National Mortgage Association	38,640	(2,742)	—	—	38,640	(2,742)
Federal Home Loan Mortgage Corporation	148,911	(9,543)	—	—	148,911	(9,543)
Non-agency issued	37,352	(294)	20,923	(1,231)	58,275	(1,525)

Total collateralized mortgage obligations	698,178	(21,598)	20,923	(1,231)	719,101	(22,829)

Total mortgage-backed securities	699,423	(21,609)	20,923	(1,231)	720,346	(22,840)

Asset-backed securities	—	—	2,731	(24)	2,731	(24)
Other	3,194	(76)	—	—	3,194	(76)

Total securities available for sale in an unrealized loss position	$1,061,290	$(27,642)	$24,439	$(2,111)	$1,085,729	$(29,753)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$72,842	$(4,095)	$—	$—	$72,842	$(4,095)
Federal National Mortgage Association	24,292	(960)	—	—	24,292	(960)
Federal Home Loan Mortgage Corporation	47,254	(2,746)	—	—	47,254	(2,746)

Total securities held to maturity in an unrealized loss position	$144,388	$(7,801)	$—	$—	$144,388	$(7,801)

As of December 31, 2011, 99% of the fair value of our investment securities portfolio was rated A- or higher. This credit rating information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.
At December 31, 2011, of the 62 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 59 U.S. government sponsored enterprise mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At December 31, 2011, of the 13 non-agency CMOs in an unrealized loss position, three were in a continuous unrealized loss position for 12 months or more. At December 31, 2010, of the 22 non-agency CMOs in an unrealized loss position, eight were in a continuous unrealized loss position for 12 months or more. At December 31, 2011, of the 62 corporate debt obligations, collateralized loan obligations, and commercial mortgage-backed securities in an unrealized loss position, one was in a continuous loss position for 12 months or more. At December 31, 2010, of the 19 corporate debt securities in an unrealized loss position, two were in a continuous unrealized loss position for 12 months or more.
We have assessed these securities in an unrealized loss position at December 31, 2011 and 2010 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at December 31, 2011 are as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$102,552	$103,099
After one year through five years	807,384	819,000
After five years through ten years	503,704	512,671
After ten years	49,861	45,666

Total debt securities	1,463,501	1,480,436

Mortgage-backed securities	10,098,739	10,337,602
Collateralized loan obligations	158,091	157,999
Asset-backed securities	96,451	93,813
Other	30,849	31,169

	$11,847,631	$12,101,019

While the contractual maturities of our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of the MBS and ABS structures that we own. The duration of our securities available for sale increased to 3.95 years at December 31, 2011 from 3.73 years at December 31, 2010 as a result of the implementation of change in portfolio strategy shifting our asset allocation to securities that are less subject to prepayment risk resulting from interest rate shifts to assets which are non-amortizing and more bullet like in structure. This reallocation to longer but more stable duration products is the cause of the increase in the duration of the securities available for sale portfolio.
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

At December 31, 2011 and 2010, $9.2 billion and $6.2 billion, respectively, of our investment securities were pledged to secure borrowings and lines of credit from the FHLB and Federal Reserve Bank (“FRB”), as well as repurchase agreements, certain deposits, and derivative instruments. At December 31, 2011, our investment portfolio included securities issued by the FHLMC, FNMA, and GNMA with a fair value of $2.4 billion, $2.0 billion, and $4.4 billion, respectively. We had no other investments in securities of a single issuer that exceeded 10% of our stockholders’ equity.
Our investment in FHLB stock consists of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at December 31, 2011 and of $86 million and $30 million of FHLB of New York common stock and FHLB of Pittsburgh common stock, respectively, at December 31, 2010.

Our investment in FRB stock amounted to $109 million and $68 million at December 31, 2011 and 2010, respectively.
Note 4. Loans and Leases
Overall Portfolio
Our loans and leases receivable consisted of the following at December 31:

	2011	2010
Commercial:
Real estate	$5,878,618	$3,964,106
Construction	365,763	406,751
Business	3,771,649	2,623,079

Total commercial	10,016,030	6,993,936

Residential real estate	4,012,267	1,692,198
Home equity	2,165,988	1,524,570
Other consumer	278,298	272,710

Total loans and leases	16,472,583	10,483,414

Allowance for loan losses	(120,100)	(95,354)

Total loans and leases, net	$16,352,483	$10,388,060

Our loan portfolio is made up of two segments, commercial loans and consumer loans. Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired (referred to as “acquired” loans). Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.
Acquired loans
The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at December 31:

	2011	2010

Credit impaired acquired loans:
Outstanding principal balance	$52,272	$71,854
Carrying amount	45,141	53,165

Other acquired loans:
Outstanding principal balance	6,698,471	2,678,279
Carrying amount	6,551,437	2,596,554

Total acquired loans:
Outstanding principal balance	6,750,743	2,750,133
Carrying amount	6,596,578	2,649,719

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated:

Balance at January 1, 2010	$(79,388)
Harleysville acquisition	(412,702)
Accretion	131,166

Balance at December 31, 2010	(360,924)
NewAlliance acquisition	(1,146,587)
Net reclassifications from nonaccretable yield	(33,748)
Accretion	294,331

Balance at December 31, 2011	$(1,246,928)

Allowance for loan losses
As further discussed in Note 1, Summary of Significant Accounting Policies, we establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. We determined our allowance for loan losses by portfolio segment, which consists of commercial loans and consumer loans. We further segregate these segments between our legacy loans and acquired loans. Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.
During 2011, we refined our process used to estimate the allowance by increasing the granularity of the historical net loss experience data utilized for both the consumer and commercial portfolio segments. These changes did not have a significant impact on our allowance for loan losses.

Of the $2.2 billion home equity portfolio at December 31, 2011, $0.9 billion is in a first lien position. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that is in a second lien position. For those loans that we do not hold or service the first lien loan, we are unable to monitor whether or not the first lien position is in default, although we will be notified when the collateral is in the process of foreclosure. Lien position is reflected in loss history and is captured as part of the historical loss experience utilized in the determination of the allowance for loan losses.

The following table presents the activity in our legacy allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the years ended December 31:

	Commercial		Consumer
	Business	Real Estate	Residential	Home Equity	Other Consumer	Total
2011
Allowance for loan losses:
Balance at beginning of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	29,586	12,395	3,333	4,616	1,212	51,142
Charge-offs	(17,182)	(12,020)	(1,601)	(2,411)	(2,918)	(36,132)
Recoveries	2,910	2,665	615	310	1,328	7,828

Balance at end of year	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192

Allowance for loan losses:
Individually evaluated for impairment	$1,826	$2,890	$2,151	$431	$25	$7,323
Collectively evaluated for impairment	55,522	47,117	1,950	3,943	2,337	110,869

Total	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192

Loans receivable:
Balance at end of year
Individually evaluated for impairment	$28,911	$60,384	$12,911	$1,800	$81	$104,087
Collectively evaluated for impairment	2,922,896	3,920,758	1,630,754	1,130,573	166,937	9,771,918

Total	$2,951,807	$3,981,142	$1,643,665	$1,132,373	$167,018	$9,876,005

2010
Allowance for loan losses:
Balance at beginning of year	$38,324	$44,497	$1,825	$1,216	$2,441	$88,303
Provision for credit losses	20,771	23,437	593	2,168	1,662	48,631
Charge-offs	(18,917)	(21,271)	(695)	(1,704)	(2,645)	(45,232)
Recoveries	1,856	304	31	179	1,282	3,652

Balance at end of year	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354

Allowance for loan losses:
Individually evaluated for impairment	$1,594	$3,726	$173	$—	$—	$5,493
Collectively evaluated for impairment	40,440	43,241	1,581	1,859	2,740	89,861

Total	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354

Loans receivable:
Balance at end of year
Individually evaluated for impairment	$23,542	$48,199	$11,125	$—	$—	$82,866
Collectively evaluated for impairment	1,947,827	3,315,605	1,415,948	923,717	147,732	7,750,829

Total	$1,971,369	$3,363,804	$1,427,073	$923,717	$147,732	$7,833,695

For the year ended December 31, 2010, we did not have any activity in our allowance for loan losses for acquired commercial or consumer loans. The following table presents the activity in our acquired allowance for loan losses and related recorded investment of the associated loans by portfolio segment for 2011:

	Commercial		Consumer
	Business	Real Estate	Residential	Home Equity	Other Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	806	—	—	2,077	3,229
Charge-offs	(346)	(806)	—	—	(169)	(1,321)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$1,908	$1,908

Allowance for loan losses:
Collectively evaluated for impairment	$—	$—	$—	$—	$1,908	$1,908

Loans receivable:
Balance at end of period
Loans acquired with deteriorated credit quality(1)	$819,842	$2,263,239	$2,368,602	$1,033,615	$111,280	$6,596,578

(1)	Includes our acquired loans. See Note 1, Summary of Significant Accounting Policies — Acquired Loans.
The following table presents the activity in our allowance for loan losses for the year ending December 31:

2009
Balance at beginning of year	$77,793
Provision for credit losses	43,650
Charge-offs	(35,146)
Recoveries	2,006

Balance at end of year	$88,303

As of December 31, 2011, we had a liability for unfunded commitments of $7 million. For the year ending December 31, 2011, we recognized provision for credit losses related to our unfunded commitments of $4 million.

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
As of December 31, 2011, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows, including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Information about our nonaccruing loans from our legacy portfolio segment consisted of the following at the dates indicated:

Nonperforming loans	December 31, 2011	December 31, 2010	December 31, 2009
Commercial:
Real estate	$43,119	$44,065	$37,129
Business	20,173	25,819	18,124

Total commercial	63,292	69,884	55,253

Consumer:
Residential real estate	18,668	14,461	9,468
Home equity	6,790	4,605	2,330
Other consumer	1,048	373	1,510

Total consumer	26,506	19,439	13,308

Total	$89,798	$89,323	$68,561

The table below provides information about the interest income that would have been recognized if our nonperforming loans were performing in accordance with terms for the years ending December 31:

	2011	2010	2009
Interest income that would have been recorded if nonaccrual loans were performing in accordance with original terms	$5,544	$5,931	$947

Impaired loans
The following tables provide information about our legacy impaired loans including ending recorded investments, principal balances and related allowance amounts at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, is 68% and 73% of the loans’ contractual principal balance at December 31, 2011 and December 31, 2010, respectively.

	December 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
With no related allowance recorded:
Commercial:
Real estate	$39,781	$53,103	$—	$14,983	$29,851	$—
Business	23,143	37,080	—	6,154	9,403	—

Total commercial	62,924	90,183	—	21,137	39,254	—
Consumer:
Residential real estate	—	—	—	8,855	8,794	—
Home equity	3	3	—	—	—	—
Other consumer	—	—	—	—	—	—

Total consumer	3	3	—	8,855	8,794	—

Total	$62,927	$90,186	$—	$29,992	$48,048	$—

With a related allowance recorded:
Commercial:
Real estate	$20,603	$30,794	$2,890	$33,216	$37,803	$3,726
Business	5,768	6,855	1,826	17,388	17,599	1,594

Total commercial	26,371	37,649	4,716	50,604	55,402	5,320
Consumer:
Residential real estate	12,911	12,911	2,151	2,270	2,302	173
Home equity	1,797	1,817	431	—	—	—
Other consumer	81	103	25	—	—	—

Total consumer	14,789	14,831	2,607	2,270	2,302	173

Total	$41,160	$52,480	$7,323	$52,874	$57,704	$5,493

Total
Commercial:
Real estate	$60,384	$83,897	$2,890	$48,199	$67,654	$3,726
Business	28,911	43,935	1,826	23,542	27,002	1,594

Total commercial	89,295	127,832	4,716	71,741	94,656	5,320
Consumer:
Residential real estate	12,911	12,911	2,151	11,125	11,096	173
Home equity	1,800	1,820	431	—	—	—
Other consumer	81	103	25	—	—	—

Total consumer	14,792	14,834	2,607	11,125	11,096	173

Total	$104,087	$142,666	$7,323	$82,866	$105,752	$5,493

The following tables provide information about our legacy impaired loans including the average recorded investment and interest income recognized on impaired loans for the years ending December 31:

	December 31, 2011		December 31, 2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized

Commercial:
Real estate	$51,190	$2,904	$50,723	$412
Business	23,755	1,837	23,901	46

Total commercial	74,945	4,741	74,624	458
Consumer:
Residential real estate	12,791	705	11,351	616
Home equity	737	27	—	—
Other consumer	25	—	—	—

Total consumer	13,553	732	11,351	616

Total	$88,498	$5,473	$85,975	$1,074

At December 31, 2011 and December 31, 2010, nonaccrual loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower has demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonaccrual commercial loans less than $200 thousand and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
December 31, 2011:
Nonaccrual loans	$63,292	$26,506	$89,798
Plus: Accruing TDRs	32,916	10,972	43,888
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(6,913)	(22,686)	(29,599)

Total impaired loans	$89,295	$14,792	$104,087

December 31, 2010:
Nonaccrual loans	$69,884	$19,439	$89,323
Plus: Accruing TDRs	10,713	10,894	21,607
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(8,856)	(19,208)	(28,064)

Total impaired loans	$71,741	$11,125	$82,866

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2011	past due	past due	days past due	past due	Current	receivable	days and accruing(1)
Legacy loans
Commercial:
Real estate	$8,246	$973	$23,829	$33,048	$3,948,094	$3,981,142	$—
Business	4,906	716	10,540	16,162	2,935,645	2,951,807	—

Total commercial	13,152	1,689	34,369	49,210	6,883,739	6,932,949	—

Consumer:
Residential real estate	9,977	4,641	15,559	30,177	1,613,488	1,643,665	—
Home equity	1,976	2,707	6,284	10,967	1,121,406	1,132,373	—
Other consumer	1,454	686	814	2,954	164,064	167,018	—

Total consumer	13,407	8,034	22,657	44,098	2,898,958	2,943,056	—

Total	$26,559	$9,723	$57,026	$93,308	$9,782,697	$9,876,005	$—

Acquired loans
Commercial:
Real estate	$24,003	$1,302	$47,228	$72,533	$2,190,706	$2,263,239	$47,228
Business	5,076	742	9,141	14,959	804,883	819,842	9,141

Total commercial	29,079	2,044	56,369	87,492	2,995,589	3,083,081	56,369

Consumer:
Residential real estate	19,720	10,041	66,068	95,829	2,272,773	2,368,602	66,068
Home equity	7,549	3,933	18,574	30,056	1,003,559	1,033,615	18,574
Other consumer	1,799	1,162	2,226	5,187	106,093	111,280	2,226

Total consumer	29,068	15,136	86,868	131,072	3,382,425	3,513,497	86,868

Total	$58,147	$17,180	$143,237	$218,564	$6,378,014	$6,596,578	$143,237

	30-59 days	60-89 days	Greater than 90	Total		Total loans	Greater than 90
December 31, 2010	past due	past due	days past due	past due	Current	receivable	days and accruing(1)
Legacy loans
Commercial:
Real estate	$1,301	$1,354	$29,691	$32,346	$3,331,458	$3,363,804	$—
Business	2,126	1,027	7,634	10,787	1,960,582	1,971,369	—

Total commercial	3,427	2,381	37,325	43,133	5,292,040	5,335,173	—

Consumer:
Residential real estate	5,228	3,571	14,138	22,937	1,404,136	1,427,073	—
Home equity	2,450	1,328	4,551	8,329	915,388	923,717	—
Other consumer	1,262	413	301	1,976	145,756	147,732	—

Total consumer	8,940	5,312	18,990	33,242	2,465,280	2,498,522	—

Total	$12,367	$7,693	$56,315	$76,375	$7,757,320	$7,833,695	$—

Acquired loans
Commercial:
Real estate	$6,875	$2,274	$32,659	$41,808	$965,245	$1,007,053	$32,659
Business	1,423	1,299	6,354	9,076	642,634	651,710	6,354

Total commercial	8,298	3,573	39,013	50,884	1,607,879	1,658,763	39,013

Consumer:
Residential real estate	2,321	2,200	5,514	10,035	255,090	265,125	5,514
Home equity	7,158	2,741	12,168	22,067	578,786	600,853	12,168
Other consumer	2,617	750	1,402	4,769	120,209	124,978	1,402

Total consumer	12,096	5,691	19,084	36,871	954,085	990,956	19,084

Total	$20,394	$9,264	$58,097	$87,755	$2,561,964	$2,649,719	$58,097

(2)	All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Commercial			Percent of
	Real estate	Business	Total	Total
December 31, 2011
Legacy loans:
Pass	$3,568,407	$2,700,152	$6,268,559	90.4%
Pass watch(1)	42,896	28,663	71,559	1.0

Total pass	3,611,303	2,728,815	6,340,118	91.4

Criticized:(2)
Accrual	326,720	202,819	529,539	7.7
Nonaccrual	43,119	20,173	63,292	0.9

Total criticized	369,839	222,992	592,831	8.6

Total	$3,981,142	$2,951,807	$6,932,949	100.0%

Acquired loans:
Pass	$1,910,533	$724,794	$2,635,327	85.5%
Pass watch(1)	9,736	—	9,736	0.3

Total pass	1,920,269	724,794	2,645,063	85.8

Criticized:(2)
Accrual	342,970	95,048	438,018	14.2
Nonaccrual(3)	—	—	—	0.0

Total criticized	342,970	95,048	438,018	14.2

Total	$2,263,239	$819,842	$3,083,081	100.0%

	Commercial			Percent of
	Real estate	Business	Total	Total
December 31, 2010
Legacy loans:
Pass	$2,989,001	$1,753,412	$4,742,413	88.9%
Pass watch(1)	—	—	—	0.0

Total pass	2,989,001	1,753,412	4,742,413	88.9

Criticized:(2)
Accrual	330,738	192,138	522,876	9.8
Nonaccrual	44,065	25,819	69,884	1.3

Total criticized	374,803	217,957	592,760	11.1

Total	$3,363,804	$1,971,369	$5,335,173	100.0%

Acquired loans:
Pass	$811,675	$546,433	$1,358,108	81.9%
Pass watch(1)	—	—	—	0.0

Total pass	811,675	546,433	1,358,108	81.9

Criticized:(2)
Accrual	195,378	105,277	300,655	18.1
Nonaccrual(3)	—	—	—	0.0

Total criticized	195,378	105,277	300,655	18.1

Total	$1,007,053	$651,710	$1,658,763	100.0%

(1)	Beginning in the fourth quarter of 2011, we established a watch-list for loans that are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(2)	Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Part I, Item 1, “Business,” under the heading “Asset Quality Review.”

(3)	Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential		Other		Percent of
	real estate	Home equity	consumer	Total	total
December 31, 2011
Legacy loans by refreshed FICO score:
Over 700	$1,290,287	$875,451	$82,345	$2,248,083	76.5%
660-700	159,293	139,666	25,951	324,910	11.0
620-660	75,552	55,294	14,445	145,291	4.9
580-620	41,323	24,271	5,277	70,871	2.4
Less than 580	62,303	32,676	9,370	104,349	3.5
No score(1)	14,907	5,015	29,630	49,552	1.7

Total	$1,643,665	$1,132,373	$167,018	$2,943,056	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,668,117	$752,107	$49,879	$2,470,103	70.4%
660-700	173,139	97,410	15,567	286,116	8.1
620-660	86,600	60,298	9,249	156,147	4.4
580-620	47,022	40,700	4,592	92,314	2.6
Less than 580	93,157	57,911	8,909	159,977	4.6
No score(1)	300,567	25,189	23,084	348,840	9.9

Total	$2,368,602	$1,033,615	$111,280	$3,513,497	100.0%

December 31, 2010
Legacy loans by refreshed FICO score:
Over 700	$1,092,172	$705,211	$72,524	$1,869,907	74.8%
660-700	138,265	112,141	21,017	271,423	10.9
620-660	73,488	45,887	13,242	132,617	5.3
580-620	40,409	20,530	7,673	68,612	2.7
Less than 580	67,096	32,867	11,320	111,283	4.5
No score(1)	15,643	7,081	21,956	44,680	1.8

Total	$1,427,073	$923,717	$147,732	$2,498,522	100.0%

Acquired loans by refreshed FICO score:
Over 700	$139,706	$400,341	$54,765	$594,812	60.0%
660-700	29,981	64,904	18,076	112,961	11.4
620-660	15,272	34,267	9,253	58,792	5.9
580-620	17,482	26,287	5,516	49,285	5.0
Less than 580	22,859	46,528	11,511	80,898	8.2
No score(1)	39,825	28,526	25,857	94,208	9.5

Total	$265,125	$600,853	$124,978	$990,956	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

Troubled Debt Restructures
The following table details additional information on our TDRs at December 31:

	2011	2010	2009
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$43,888	$21,607	$11,683
Nonaccrual	33,502	33,766	17,624

Total troubled debt restructurings	$77,390	$55,373	$29,307

The modifications made to restructured loans typically consist of an extension of the payment terms, deferral of principal, or a rate reduction. We generally do not forgive principal when restructuring loans. The financial effects of our modifications made during the year ended December 31, 2011 are as follows:

		Postmodification	Premodification	Postmodification
		recorded	allowance for	allowance for
Type of Concession	Count	investment(1)	loan losses	loan losses
Commercial:
Commercial real estate
Extension of term	20	$10,267	$599	$465
Deferral of principal	4	5,133	217	1,392
Rate reduction	1	2,681	283	—
Extension of term and rate reduction	5	3,090	907	241
Other	3	6,002	355	—
Commercial business
Extension of term	13	6,302	944	110
Deferral of principal	6	2,158	216	170
Rate reduction	2	3,255	573	—
Extension of term and rate reduction	6	6,528	397	—

Total Commercial	60	$45,416	$4,491	$2,378

Consumer:
Residential real estate
Extension of term	4	$541	$1	$39
Rate reduction	6	373	—	60
Deferral of principal and extension of term	20	3,139	3	384
Extension of term and rate reduction	16	1,657	2	261
Other	2	228	—	23
Home equity
Deferral of principal	1	37	—	2
Deferral of principal and extension of term	6	368	—	39
Extension of term and rate reduction	5	459	1	122
Other consumer
Deferral of principal and extension of term	1	10	—	1
Extension of term and rate reduction	5	62	3	15

Total Consumer	66	6,874	10	946

Total	126	$52,290	$4,501	$3,324

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructuring is not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during 2011 is shown below:

Commercial:
Real estate	$2,866
Business	1,549

Total commercial	4,415
Consumer:
Residential real estate	589

Total	$5,004

Residential Mortgage Banking
The following table provides information about our residential mortgage banking at December 31:

	2011	2010	2009
Loans classified as held for sale	$94,484	$37,977	$32,270
Loans sold during the year	738,096	712,239	443,877
Gains on sale of loans, net	2,790	10,906	4,197
Mortgages serviced for others	2,071,445	1,554,083	823,889
Mortgage servicing asset recorded for loans serviced for others	$16,880	$12,591	$6,596
Note 5. Premises and Equipment
A summary of our premises and equipment at December 31, 2011 and 2010 follows:

	2011	2010
Land	$26,125	$20,707
Buildings and leasehold improvements	227,379	147,973
Furniture and equipment	199,157	144,067

Total	452,661	312,747

Accumulated depreciation	(134,560)	(95,192)

Premises and equipment, net	$318,101	$217,555

Our rent expense, which is included in occupancy and equipment in our Consolidated Statements of Income, was $34.0 million, $17.7 million, and $7.1 million, for 2011, 2010, and 2009, respectively.
Note 6. Goodwill and Other Intangible Assets
The following table shows information regarding our goodwill for 2011 and 2010:

	Banking	Financial services	Consolidated total
Balances at January 1, 2010	$832,904	$46,203	$879,107
Acquisitions	130,889	13,981	144,870

Balances at December 31, 2010	$963,793	$60,184	$1,023,977
Acquisitions	676,727	7,641	684,368

Balances at December 31, 2011	$1,640,520	$67,825	$1,708,345

Goodwill
We perform our annual impairment test of goodwill on November 1st of each year. After giving appropriate consideration to all available information, we determined that no impairment of goodwill had been incurred in either 2011 or 2010. However, as a result of the challenging economic environment in 2011 for the banking industry as a whole, the excess of fair value over the carrying value of our reporting units narrowed. Continuation of the depressed economic environment or further deterioration in market conditions may result in an impairment of goodwill in the future.

As part of our impairment test, we utilized both the income and market approaches to compare the carrying values of our Banking and Financial Services reporting units to their estimated fair values.
Key changes in the market and our operations were monitored from our impairment test date of November 1st to each year end date in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2011 or 2010.
The following table provides information regarding our amortizing intangible assets at December 31:

	2011	2010
Customer lists	$55,405	$45,388
Accumulated amortization	(35,629)	(27,249)

Net carrying amount	19,776	18,139

Core deposit intangible	150,339	126,540
Accumulated amortization	(75,220)	(54,512)

Net carrying amount	75,119	72,028

Total amortizing intangible assets, net	$94,895	$90,167

Our estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $22.7 million in 2012, $17.9 million in 2013, $14.1 million in 2014, $11.5 million in 2015, and $9.4 million in 2016.
Note 7. Deposits
Our deposits consist of the following at December 31:

	2011		2010
		Weighted		Weighted
		average		average
	Balance	rate	Balance	rate
Core deposits:
Savings	$2,621,016	0.20%	$1,235,004	0.11%
Interest-bearing checking	2,259,576	0.12	1,705,537	0.11
Money market deposits	7,220,902	0.56	4,919,014	0.49
Noninterest-bearing	3,335,356	—	1,989,505	—

Total core deposits	15,436,850	0.33	9,849,060	0.28

Certificates	3,968,265	0.98	3,299,784	1.18

Total deposits	$19,405,115	0.48%	$13,148,844	0.50%

Interest expense on our deposits is summarized as follows:

	2011	2010	2009
Certificates	$39,686	$38,936	$42,924
Money market deposits	36,492	27,676	27,700
Savings	4,680	1,587	1,931
Interest-bearing checking	2,379	2,951	996

	$83,237	$71,150	$73,551

Interest rates on our certificates range from 0.10% to 5.13% at December 31, 2011. Certificates of deposit that we issued in amounts over $100 thousand amounted to $1.3 billion, $997 million, and $865 million at December 31, 2011, 2010, and 2009, respectively. Interest expense on certificates of deposit over $100 thousand totaled $15.5 million, $12.7 million, and $18.0 million in 2011, 2010, and 2009, respectively. Included in certificates of deposit issued in amounts over $100 thousand at December 31, 2011, 2010 and 2009 are $62 million, $133 million and $142 million, respectively, of brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) administered by the Promontory Financial Network.
Included in total deposits are municipal deposits totaling $1.7 billion and $1.4 billion at December 31, 2011 and 2010, respectively.

Note 8. Borrowings
Our outstanding borrowings at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Short-term borrowings:
FHLB advances	$1,135,008	$1,122,104
Repurchase agreements	1,073,837	666,462

Total short-term borrowings	2,208,845	1,788,566

Long-term borrowings:
FHLB advances (maturing between 2012 and 2018)	2,390,945	743,481
Repurchase agreements (maturing between 2012 and 2017)	2,790,964	1,971,795
Senior notes (maturing in 2020)	296,979	296,733
Subordinated notes (maturing in 2021)	297,577	—
Junior subordinated debentures (maturing between 2030 and 2037)	111,284	92,899
Other (maturing between 2013 and 2032)	30,527	—

Total long-term borrowings	5,918,276	3,104,908

Total borrowings	$8,127,121	$4,893,474

Our FHLB advances bear interest rates ranging from 0.38% to 8.17% and had a weighted average rate of 1.90% at December 31, 2011 and 1.76% at December 31, 2010. Our repurchase agreements bear interest rates ranging from 0.59% to 5.80% and had a weighted average rate of 1.27% at December 31, 2011 and 1.27% at December 31, 2010. Our senior notes and subordinated notes bear interest at annual rates of 6.75% and 7.25%, respectively. Our junior subordinated debentures bear interest rates ranging from 1.86% to 10.88% and have a weighted average interest rate of 3.65% at December 31, 2011.
Interest expense on our borrowings is summarized as follows:

	2011	2010	2009
FHLB advances	$42,698	$20,307	$31,359
Repurchase agreements	31,072	30,032	12,819
Senior notes	20,517	20,926	5,658
Subordinated notes	1,144	—	—
Junior subordinated debentures	5,366	3,612	496
Other	26	1,807	2,475

	$100,823	$76,684	$52,807

Our Bank has lines of credit with the FHLB, FRB, and two commercial banks that serve as secondary funding sources for lending, liquidity, and asset and liability management. At December 31, 2011, the FHLB facility totaled $5.0 billion of which $3.5 billion was utilized and secured by approximately $2.6 billion of our commercial real estate, residential real estate, and multifamily loans as well as $2.8 billion of investment securities. As of December 31, 2011, our lines of credit totaled $844 million and $175 million, with FRB and commercial banks, respectively, neither of which was utilized at December 31, 2011. Our lines of credit with commercial banks include a committed line of credit agreement, which contains a negative pledge against our First Niagara Bank stock and the maintenance of certain standard financial covenants. The interest rate on outstanding borrowings under this line of credit is, at our election, equal to the London Interbank Offered Rate (“LIBOR”) rate plus 150 basis points, resetting every 30, 60 or 90 days. Interest on the other line of credit with a commercial bank is payable at the overnight federal funds rate.
As of December 31, 2011, we had entered into repurchase agreements with various broker-dealers, whereby certain of our securities available for sale with a fair value of $2.3 billion and certain of our securities held to maturity with a book value of $1.2 billion were pledged to collateralize the borrowings. We treat these as financing transactions and our obligation to repurchase is reflected as a borrowing in our Consolidated Statements of Condition. The dollar amount of our securities underlying the agreements is included in our securities available for sale and securities held to maturity in our Consolidated Statements of Condition. These securities however, are delivered to the dealer with whom we execute each transaction. The dealers may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. We also retain the right of substitution of collateral throughout the terms of the agreements. At December 31, 2011 and 2010, we had no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of our stockholders’ equity. The amount at risk to us is equal to the excess of our carrying value (or fair value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.

On December 13, 2011, we issued $300 million of 7.25% subordinated notes due December 15, 2021, the proceeds of which will be used to consummate our previously announced acquisition of HSBC branches. The notes are not redeemable at any time prior to the maturity date.
Our junior subordinated debentures include amounts related to our First Niagara Financial Group Statutory Trust I as well as junior subordinated debentures associated with six statutory trust affiliates that were acquired from our merger with Harleysville and three statutory trusts acquired from NewAlliance (the “Trusts”). The Trusts qualify as variable interest entities and were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to us for general corporate purposes. The Trusts hold, as their sole assets, junior subordinated debentures of the Company with face amounts totaling $142 million at December 31, 2011. The carrying value of the trust preferred junior subordinated debentures, net of the unamortized purchase accounting fair value adjustment of approximately $31 million, is $111 million at December 31, 2011. We own all of the common securities of the Trusts and have accordingly recorded $4 million in equity method investments classified as other assets in our Consolidated Statement of Condition at December 31, 2011 representing our investment in those common securities. As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.
Our junior subordinated debentures are redeemable prior to the maturity date at our option upon each trust’s stated option repurchase dates, and from time to time thereafter. These debentures are also redeemable in whole at any time upon the occurrence of specific events defined within the trust indenture. Our obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the issuers’ obligations under the trust preferred securities.
The aggregate maturities of our long-term borrowings at December 31, 2011 are as follows (by year of maturity):

2012	$2,013,831
2013	1,548,330
2014	1,150,825
2015	124,398
2016	99,736
Thereafter	981,156

$5,918,276

Included in our borrowing amounts in the preceding table are $199 million in repurchase agreements that have call provisions that could accelerate their maturity, at the option of the lender, during 2012 if interest rates were to rise significantly from current levels.
Note 9. Derivative Financial Instruments
We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements.

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,278	$11,998

Derivatives not designated as hedging instruments:
Interest rate swap agreements	866,661	57,868	866,661	58,346

Total derivatives	$866,661	$57,868	$2,181,939	$70,344

December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreements	$500,000	$5,856	$65,912	$3,040

Derivatives not designated as hedging instruments:
Interest rate swap agreements	416,520	24,331	416,520	24,466

Total derivatives	$916,520	$30,187	$482,432	$27,506

(1)	Included in Other assets in our Consolidated Statements of Condition.

(2)	Included in Other liabilities in our Consolidated Statements of Condition.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. We recognized losses of $0.3 million and $0.1 million on our swaps in a designated fair value hedging relationship in 2011 and 2010, respectively. Changes in fair value of the hedged loans resulted in a gain of $0.5 million and loss of $0.3 million in 2011 and 2010, respectively.
We have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2013 to 2014. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. During the next twelve months, we expect to reclassify $6.2 million of pre-tax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates.

The following tables present information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the years ended December 31:

Cash Flow Hedges	2011	2010
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(15,981)	$4,132

Amount of loss on derivatives reclassified from other comprehensive income to income(1)	(10,370)	(2,173)

(1)	Recognized in interest expense on borrowings and other noninterest income in our Consolidated Statements of Income.
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
These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We have recognized revenue for this service that we provide our customers of $8 million and $1 million for 2011 and 2010, respectively.

Note 10. Commitments and Contingent Liabilities
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
As of December 31, 2011, we had a liability for unfunded commitments of $7 million. For the year ending December 31, 2011, we recognized provision for credit losses related to our unfunded commitments of $3.7 million.
Information pertaining to our loan commitments is as follows as of December 31:

	2011	2010
Outstanding commitments to originate loans:
Fixed rate	$299,325	$258,285
Variable rate	501,507	198,932

Total commitments outstanding	$800,832	$457,217

Unused lines of credit	$4,451,089	$2,981,352
Standby letters of credit	278,363	225,140
Commitments to sell residential mortgages	274,922	87,656
To assist with our asset and liability management and to provide us cash flow to support our loan growth, we generally sell certain residential real estate loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. When we retain the servicing rights on residential mortgage loans that we sell, we recognize a mortgage servicing asset upon sale and monthly service fee income thereafter, net of servicing asset amortization.
Lease Obligations
Our future minimum rental commitments for premises and equipment under non-cancelable operating leases at December 31, 2011 were $25.7 million in 2012; $25.1 million in 2013; $24.1 million in 2014; $22.3 million in 2015; $20.7 million in 2016; and a total of $93.5 million thereafter through 2041. Our future commitments under capital lease obligations at December 31, 2011 were $1.9 million in 2012; $2.2 million in 2013; $2.6 million in 2014; $2.6 million in 2015; $2.6 million in 2016; and a total of $24.0 million thereafter through 2032. Under these leases we are obligated for real estate taxes, insurance, and maintenance expenses.
Contingent Liabilities
In the ordinary course of our business there are various threatened and pending legal proceedings against us. Based on our review and consultation with our outside legal counsel, we believe that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on our Consolidated Financial Statements at December 31, 2011.

Note 11. Capital
First Niagara Financial Group, Inc. and our bank subsidiary, First Niagara Bank, N.A. are subject to regulatory capital requirements administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of Currency (the “OCC”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.
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
The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at December 31, 2011 and 2010 are presented in the following table:

			For capital adequacy		Minimum amount to be
	Actual		purposes		well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
December 31, 2011:
Leverage ratio	$2,962,032	9.97%	$1,188,378	4.00%	$1,485,472	5.00%
Tier 1 risk-based capital	2,962,032	15.60	759,495	4.00	1,139,243	6.00
Total risk-based capital	3,386,481	17.84	1,518,601	8.00	1,898,252	10.00

December 31, 2010:
Leverage ratio	$1,601,892	8.14%	$787,171	4.00%	$983,963	5.00%
Tier 1 risk-based capital	1,601,892	13.54	473,232	4.00	709,849	6.00
Total risk-based capital	1,697,263	14.35	946,209	8.00	1,182,762	10.00

First Niagara Bank, N.A.:
December 31, 2011:
Leverage ratio	$2,779,939	9.38%	$1,185,475	4.00%	$1,481,844	5.00%
Tier 1 risk-based capital	2,779,939	14.66	758,510	4.00	1,137,765	6.00
Total risk-based capital	3,121,811	16.47	1,516,362	8.00	1,895,453	10.00

December 31, 2010:
Leverage ratio	$1,305,612	6.64%	$786,513	4.00%	$983,142	5.00%
Tier 1 risk-based capital	1,305,612	11.06	472,192	4.00	708,289	6.00
Total risk-based capital	1,400,993	11.86	945,021	8.00	1,181,276	10.00
As of December 31, 2011, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). We are unaware of any conditions or events since the latest notification from federal regulators that have changed our capital adequacy categories. During 2011, the Company contributed $645 million of capital to the Bank in order to provide capital for the upcoming HSBC acquisition.
Our ability to pay dividends to our stockholders is substantially dependent upon the ability of the Bank to pay dividends to the Company. Subject to First Niagara Bank, N.A. meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by First Niagara Bank, N.A. in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, First Niagara Bank, N.A. could pay aggregate dividends of approximately $318.6 million to the Company, without obtaining affirmative regulatory approvals, as of December 31, 2011.

Preferred Stock Issuance
In December 2011, we issued 14 million shares of fixed-to-floating rate perpetual noncumulative preferred stock, Series B, with a par value of $0.01 and a liquidation preference of $25 per Series B share. Net proceeds totaled $338.0 million after deducting underwriting discounts and commission and offering expenses.
The preferred stock pays dividends quarterly beginning February 2012, when, as and if declared by our board of directors, at a rate of 8.625% per year until February 15, 2017, whereby the dividends are then paid at a floating rate equal to three month LIBOR plus 7.327% per year. Additionally, the preferred stock has no maturity date. We may redeem the preferred stock, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2017, at a redemption price of $25 per share, plus any declared and unpaid dividends.
Common Stock Issuance
In December 2011, we issued 57 million shares of common stock in an underwritten public offering at a price of $8.50 per share. Net proceeds totaled $467.7 million after deducting underwriting discounts and commissions and offering expenses.
Common Stock Repurchases
We repurchased 9 million shares of our common stock during 2011. As of December 31, 2011, we are authorized to repurchase up to 12 million shares of our common stock.
Note 12. Income Taxes
The components of our income tax expense are as follows:

	2011	2010	2009
Current:
Federal	$79,070	$31,691	$30,985
State	7,773	2,604	6,144

	86,843	34,295	37,129

Deferred taxes (benefit):
Federal	1,617	34,855	4,257
State	(254)	2,907	(710)

	1,363	37,762	3,547

Total income tax expense	$88,206	$72,057	$40,676

Our effective tax rates for 2011, 2010, and 2009 were 33.7%, 33.9%, and 33.9%, respectively. Our income tax expense differs from our expected tax expense (computed by applying the Federal corporate tax rate of 35% to income before income taxes) as follows:

	2011	2010	2009
Tax expense at statutory rate	$91,741	$74,344	$42,019
Increase (decrease) attributable to:
State income taxes, net of Federal benefit	4,888	4,656	3,274
Bank owned life insurance income	(3,908)	(2,545)	(1,838)
Municipal interest	(9,253)	(7,196)	(3,937)
Nondeductible acquisition costs	2,225	754	—
Other	2,513	2,044	1,158

Income taxes	$88,206	$72,057	$40,676

The tax effects of our temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss and other carryforwards	$117,931	$121,340
Financial statement allowance for credit losses	94,559	59,753
Purchase accounting fair value adjustments	23,329	2,736
Deferred compensation	12,888	7,160
Stock-based compensation	11,638	5,115
Other accrued expenses not currently deductible	23,830	4,195
Pension benefits	12,836	4,112
Post-retirement benefit obligation	5,688	3,695
Nonperforming loan interest	5,919	3,263
Other	9,442	6,436

Total gross deferred tax assets	318,060	217,805

Valuation allowance	(2,468)	—

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(67,543)	(43,325)
Securitizations	(15,660)	(13,102)
Partnerships	(4,581)	(3,049)
Leases	(7,833)	(407)
Acquired intangibles	(25,526)	(23,089)
Premises and equipment	(20,571)	(6,930)
Mortgage servicing rights	(6,247)	(4,504)
Other	(1,928)	(98)

Total gross deferred tax liabilities	(149,889)	(94,504)

Net deferred tax asset	$165,703	$123,301

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of our deferred tax assets. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of our deferred tax liabilities, availability of operating loss carry backs, our projected future taxable income, and our tax planning strategies in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carry backs, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2011.
We may carry net operating losses back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding twenty taxable years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2011, we had net operating loss carryforwards of $302.3 million for Federal income tax purposes, which will begin to expire in 2020.
These losses, subject to an annual limitation, were obtained through our acquisitions of Great Lakes Bancorp, Inc. and Harleysville. State net operating loss carryforwards at December 31, 2011 were $143.6 million and are expected to expire by 2030. As of December 31, 2011, a valuation allowance of $1.8 million has been established for net operating loss carryovers that are not expected to be utilized by the end of the carryover period.
As of December 31, 2011, we have a valuation allowance of $0.7 million against a portion of our state deferred tax asset in connection with the continuation of a Connecticut passive investment company acquired from NewAlliance and pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.
We have Federal alternative minimum tax credits of approximately $4.4 million that have an unlimited carryforward period.

At December 31, 2011, our Bank’s Federal pre-1988 loan loss reserve, for which no Federal income tax provision has been made, was approximately $92 million. Under current Federal law, these reserves are subject to recapture into taxable income should our Bank make nondividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
A reconciliation of our unrecognized tax benefits is as follows for the years ended December 31:

	2011	2010	2009
Balance at beginning of year	$8,299	$8,969	$9,451
Additions based on tax positions related to the current year	830	342	9
Additions for tax positions of prior years	180	366	(491)
Additions recorded as part of business combinations	260	209	—
Reductions related to settlements with taxing authorities	—	(1,439)	—
Reductions as a result of a lapse of the applicable statute of limitations	(6,189)	(148)	—

Balance at end of year	$3,380	$8,299	$8,969

The entire balance of unrecognized tax benefits, if recognized, would favorably affect our effective income tax rate. We recognize penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $0.4 million and $1.0 million at December 31, 2011, and 2010, respectively. We anticipate that approximately $1.1 million in unrecognized tax benefits will reverse in 2012.
We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2008. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.
Note 13. Restructuring Charges
Consistent with our rapid growth and our focus on being more efficient, management has restructured certain aspects of our delivery channels and infrastructure. Specifically, we have adjusted the branch network in Eastern Pennsylvania; consolidated certain back office facilities; and restructured our back office and branch infrastructure and operations, including a branch staffing realignment aimed at enhancing our sale capabilities in small business lending and wealth management.
These efforts commenced in 2011 and resulted in expenses of $42.5 million in the year ended December 31, 2011. Concerning our plans to adjust our branch network, we recognized $11.1 million in 2011. For our plans to exit other acquired facilities, mostly in Eastern Pennsylvania, we recognized $9.8 million in 2011. Finally, for actions to restructure our back office and branch infrastructure and services, we recognized $21.6 million in 2011. In 2012, we expect to recognize approximately $5 million to $10 million related to these restructuring activities, resulting in lower overall restructuring expenses than originally estimated. This activity is all attributable to our banking segment.

The activity in the restructuring reserve and related expenses are presented as follows for the year ended December 31, 2011:

	Expense	Liability
Balance at beginning of period		$—

Severance and other employee related costs	$6,800	6,800
Lease exit costs	9,700	9,700
Other exit costs, professional services, and other	11,134	11,134

Total accrued	27,634	27,634

Payments related to:
Severance and other employee realted costs		(2,106)
Lease exit costs		(2,424)
Other exit costs, professional services, and other		(11,134)

Restructuring reserve		$11,970

Other restructuring expense:
Asset write-offs and disposals	14,900

Total restructuring charges	$42,534

Note 14. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the years ended December 31:

	2011	2010	2009
Net income available to common stockholders	$173,910	$140,353	$67,331
Less income allocable to unvested restricted stock awards	477	345	187

Net income allocable to common stockholders	$173,433	$140,008	$67,144

Weighted average common shares outstanding:
Total shares issued	285,172	209,656	156,966
Unallocated employee stock ownership plan shares	(2,522)	(2,771)	(3,007)
Unvested restricted stock awards	(736)	(488)	(423)
Treasury shares	(10,613)	(6,123)	(6,703)

Total basic weighted average common shares outstanding	271,301	200,274	146,833
Incremental shares from assumed exercise of stock options	56	81	137
Incremental shares from assumed vesting of restricted stock awards	255	241	235

Total diluted weighted average common shares outstanding	271,612	200,596	147,205

Basic earnings per common share	$0.64	$0.70	$0.46

Diluted earnings per common share	$0.64	$0.70	$0.46

Anti-dilutive warrants, stock options, and restricted stock awards excluded from the diluted weighted average common share calculations	10,773	2,129	2,308

Note 15. Other Comprehensive Income
The following table presents the activity in our other comprehensive income for the years ended December 31:

	Pretax	Income taxes	Net
2011:
Securities available for sale:
Net unrealized holding gains arising during the year	$67,946	$26,137	$41,809
Reclassification adjustment for realized gains included in net income	(5,284)	(2,017)	(3,267)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)

Net unrealized gains on securities available for sale	56,282	21,696	34,586

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the year	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income during the year	(2,105)	(801)	(1,304)

	4,275	1,623	2,652

Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(36,173)	(13,763)	(22,410)
Reclassification adjustment for realized losses included in net income	10,370	3,941	6,429

Net unrealized losses on interest rate swaps designated as cash flow hedges	(25,803)	(9,822)	(15,981)

Pension and post-retirement actuarial losses	(18,893)	(7,577)	(11,316)

Total other comprehensive income	$15,861	$5,920	$9,941

2010:
Securities available for sale:
Net unrealized holding gains arising during the year	$85,534	$32,325	$53,209
Reclassification adjustment for realized losses included in net income	443	168	275

Net unrealized gains on securities available for sale	85,977	32,493	53,484
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the year	4,542	1,757	2,785
Reclassification adjustment for realized losses included in net income	2,173	826	1,347

Net unrealized gains on interest rate swaps designated as cash flow hedges	6,715	2,583	4,132

Pension and post-retirement actuarial losses	(3,174)	(915)	(2,259)

Total other comprehensive income	$89,518	$34,161	$55,357

2009:
Securities available for sale:
Net unrealized holding gains arising during the year	$49,537	$20,085	$29,452
Other than temporary impairment charges included in income	2,000	800	1,200
Reclassification adjustment for realized gains included in net income	(1,211)	(480)	(731)

Net unrealized gains on securities available for sale	50,326	20,405	29,921
Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the year	(960)	(385)	(575)
Reclassification adjustment for realized losses included in net income	1,301	520	781

Net unrealized gains on interest rate swaps designated as cash flow hedges	341	135	206

Pension and post-retirement actuarial gains	3,009	1,193	1,816

Total other comprehensive income	$53,676	$21,733	$31,943

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

		Net unrealized
	Net unrealized	gains on securities	Unrealized gains
	gains (losses) on	transferred from	(losses) on interest
	securities available	available for sale to	rate swaps designated	Defined benefit
	for sale	held to maturity	as cash flow hedges	plans	Total
Balance, January 1, 2009	$(12,715)	$—	$(1,360)	$(15,354)	$(29,429)
Period change, net of tax	29,921	—	206	1,816	31,943

Balance December 31, 2009	17,206	—	(1,154)	(13,538)	2,514
Period change, net of tax	53,484	—	4,132	(2,259)	55,357

Balance December 31, 2010	70,690	—	2,978	(15,797)	57,871
Period change, net of tax	34,586	2,652	(15,981)	(11,316)	9,941

Balance December 31, 2011	$105,276	$2,652	$(13,003)	$(27,113)	$67,812

Note 16. Stock-Based Compensation
We offer several stock-based incentive plans which are described below. Stock-based compensation expense for 2011 and 2010 totaled $7.5 million and $5.6 million, respectively, which is included in salaries and benefits in our Consolidated Statements of Income.
Stock Option Plan
We have one stock-based compensation plan under which we grant options to our directors and key employees. The Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan (the “2002 Plan”) authorizes us to issue up to 8 million shares of common stock for grants of stock options, stock appreciation rights, accelerated ownership option rights, restricted stock awards or restricted stock units. During 2011, we granted both stock options and stock awards and units under the 2002 plan. We grant stock options with an exercise price equal to the market price of our stock on the date of grant. All options have a ten year term and become fully vested and exercisable over a period of three to five years from the grant date. When option recipients exercise their options, we issue shares from treasury stock and record the proceeds as additions to capital. At December 31, 2011, we had approximately 1.5 million shares available for grant under the plan.
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
Long-Term Performance Plan
We also have a Long-Term Performance Plan (the “LTPP Plan”) which provides our key executives and other employees with long term incentives based primarily on performance, as a motivation for future performance and as a retention tool for continued employment. The LTPP plan is a multi-year performance plan, with stock-based incentive award opportunities if certain company performance targets are met. The LTPP Plan is funded by shares previously approved and authorized under the 2002 Plan. For the year ended December 31, 2011, we allocated approximately 0.1 million shares to the LTPP Plan.
At December 31, 2011, we held approximately 14.2 million shares of our stock as treasury shares, which is adequate to meet the share requirements of our current stock-based compensation plans. During 2011, we issued 0.9 million shares from treasury stock in connection with the exercise of stock options and grants of restricted stock.

Stock Option Grants
The following is a summary of our stock option activity for 2011:

		Weighted	Weighted average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise price	contractual term	value(1)

Outstanding at January 1, 2011	3,738	$16.48
Granted	288	13.80
NewAllianace acquisition	8,085	12.88
Exercised	(507)	12.34
Forfeited	(45)	14.01
Expired	(151)	17.07

Outstanding at December 31, 2011	11,408	$14.04	4.2 years	$—

Exercisable at December 31, 2011	10,804	$14.05	3.9 years	$—

(1)	Intrinsic value is the difference between the fair value of our stock at December 31, 2011 and the exercise price of the stock award.
The following is a summary of our nonvested stock option activity for 2011:

		Weighted	Weighted average
	Number of	average	grant date
	shares	exercise price	fair value
Nonvested at January 1, 2011	786	$13.53	$3.20
Granted	288	13.80	3.36
Vested	(425)	13.18	2.88
Forfeited	(45)	14.01	3.60

Nonvested at December 31, 2011	604	$13.88	$3.48

The following is a summary of our stock options outstanding as of the dates indicated:

		Weighted	Weighted		Weighted
		average	average		average
	Options	exercise	remaining	Options	exercise
Exercise price	outstanding	price	life (years)	exercisable	price

December 31, 2011:
$9.71 – $13.00	2,569	$12.04	5.3	2,508	$12.02
$13.01 – $16.00	8,371	13.32	3.9	7,828	13.28
$16.01 – $20.00	19	16.27	1.6	19	16.27
$20.01 – $57.75	449	38.82	2.2	449	38.82

Total	11,408	14.04	4.2	10,804	14.05

December 31, 2010:
$3.49 – $12.93	1,791	$12.47	4.9	1,494	$12.48
$12.94 – $14.95	1,405	14.21	6.2	916	14.20
$14.96 – $19.27	66	15.53	3.1	66	15.53
$19.28 – $57.75	476	38.41	3.1	476	38.41

Total	3,738	16.48	5.1	2,952	17.26

December 31, 2009:
$3.50 – $12.02	798	$10.00	5.3	496	$8.84
$12.17 – $12.91	993	12.85	5.1	960	12.88
$12.93 – $14.58	785	13.36	6.3	406	13.61
$14.70 – $16.21	556	14.86	6.4	453	14.89

Total	3,132	12.61	5.7	2,315	12.54

The total intrinsic value of stock options exercised during 2011, 2010, and 2009 was $0.6 million, $1.8 million, and $0.4 million, respectively. As of December 31, 2011, we have $0.9 million of unrecognized compensation cost related to unvested options that we have granted. We expect this cost to be recognized over a weighted average period of 1.3 years.

We use the Black-Scholes valuation method to estimate the fair value of our stock option awards. This method is dependent upon certain assumptions. The following is a summary of our stock options granted for the years ended December 31, as well as the weighted average assumptions that we utilized to compute the fair value of the options:

	2011	2010	2009
Options granted	288	406	364
Grant date weighted average fair value per stock option	$3.36	$3.89	$2.88
Grant date weighted average share price	$13.80	$14.40	$12.91
Dividend yield	4.64%	3.89%	4.34%
Risk-free interest rate	2.40%	2.84%	1.98%
Expected volatility factor	39.11%	38.45%	35.61%
Expected life (in years)	5.5	5.9	5.7
In the table above the risk-free interest rate is the zero coupon U.S. Treasury rate commensurate with the expected life of options on the date of their grant. We based the volatility of our stock on historical volatility over a span of time equal to the expected life of the options.
Restricted Stock Awards
We expense the grant date fair value of our restricted stock awards over their respective vesting periods. At December 31, 2011 we had $5.5 million of unrecognized compensation cost related to unvested restricted stock awards and we expect this cost to be recognized over a weighted average period of 1.7 years.
The following is a summary of our restricted stock activity for 2011:

		Weighted
		average grant
	Number of	date
	shares	fair value
Unvested at January 1, 2011	477	$13.42
Awarded	491	13.43
Vested	(200)	13.39
Forfeited	(43)	13.56

Unvested at December 31, 2011	725	$13.43

The fair value of restricted stock awards that vested during 2011, 2010, and 2009 was $2.5 million, $3.2 million, and $3.0 million, respectively.
Restricted Stock Units
During 2011 and 2010, we granted 24,684 and 16,521 restricted stock units, respectively, with a weighted average grant date fair value of $14.07 and $14.38, respectively, to certain members of our Board of Directors. These grants vested on December 31, 2011 and 2010 but are not released until the board member retires. Dividend equivalent units earned during 2011 and 2010 on restricted stock units totaled 2,805 and 1,182, respectively.

Note 17. Benefit Plans
We account for our pension and postretirement plans by recognizing in our financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. We report changes in the funded status of our pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
Pension Plans
We maintain a legacy employer sponsored defined benefit pension plan (the “First Niagara Plan”) for which participation and benefit accruals have been frozen since 2002. Additionally, any pension plans acquired in connection with previous whole-bank acquisitions, and subsequently merged into the First Niagara Plan were frozen prior to or shortly after completion of the transactions. Upon our merger with NewAlliance, we acquired the Employees’ Retirement Plan of NewAlliance Bank (the “NewAlliance Plan”), an employer sponsored defined benefit pension plan. The NewAlliance Plan was frozen prior to completion of the merger and has not been merged into the First Niagara Plan.
Accordingly, no employees are permitted to commence participation in the First Niagara Plan or the NewAlliance Plan (collectively, the “Plans”) and future salary increases and years of credited service are not considered when computing an employee’s benefits under the Plans. As of December 31, 2011, we have met all minimum ERISA funding requirements.
We also have unfunded supplemental executive retirement plans (“SERPs”) for which we have recorded an accumulated other comprehensive loss of $2 million and $1 million at December 31, 2011 and 2010, respectively. We had assumed these plans in connection with the NewAlliance and other previous acquisitions, therefore no employees are eligible to commence participation in the SERPs. The projected benefit obligation and accumulated benefit obligation for these SERPs was $29 million and $10 million, respectively, at December 31, 2011 and 2010.
Information regarding our pension plans at December 31, 2011 and 2010 is as follows:

	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$87,806	$74,222
Projected benefit obligation acquired	121,562	7,930
Service cost	328	99
Interest cost	8,867	4,470
Actuarial loss	10,453	5,933
Benefits paid	(10,176)	(4,848)

Projected benefit obligation at end of year	218,840	87,806

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	67,171	65,231
Plan assets acquired	99,998	—
Employer contributions	1,987	777
Actual return on plan assets	(2,516)	6,011
Benefits paid	(10,078)	(4,848)

Fair value of plan assets at end of year	156,562	67,171

Underfunded status at year end	$(62,278)	$(20,635)

Net pension cost is comprised of the following for the years ended December 31:

	2011	2010	2009
Service cost	$328	$99	$193
Interest cost	8,867	4,470	4,113
Expected return on plan assets	(6,744)	(3,157)	(2,953)
Amortization of unrecognized loss	1,186	1,083	1,272
Amortization of unrecognized prior service liability	16	16	16
Settlement credit	(9,185)	—	—

Net periodic pension (gain) cost	$(5,532)	$2,511	$2,641

Changes in plan assets and benefit obligations recognized in other comprehensive income during 2011 and 2010 are as follows:

	2011	2010
Net loss	$18,222	$1,997
Amortization of prior service cost	(16)	(16)
Settlements	(60)	—

Total loss recognized in other comprehensive income	18,146	1,981

Total recognized in net periodic pension cost and other comprehensive income	$12,614	$4,492

The principal actuarial assumptions we used were as follows:

	2011	2010	2009
Projected benefit obligation:
Discount rate	5.11%	5.31%	5.75%
Net periodic pension cost:
Discount rate	5.48%	5.75%	6.00%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%
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
Our overall investment strategy with respect to the First Niagara Plan is primarily for preservation of capital and to provide regular dividend and interest payments. The First Niagara Plan’s target asset allocation is 75% fixed income securities, 20% equity securities and 5% cash. The fixed income portion of the First Niagara Plan’s assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. We assumed equity securities to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.0% to 4.0%. The long-term inflation rate was estimated to be 3.0%. When these overall return expectations are applied to the First Niagara Plan’s target allocation, we expect the rate of return to be approximately 5.0%.
Our overall investment strategy with respect to the assets of the NewAlliance Plan is primarily for preservation of capital and to provide regular dividend and interest payments. The NewAlliance Plan’s target asset allocation is 30% fixed income securities, 65% equity securities and 5% cash. The fixed income portion of the NewAlliance Plan assets is to be managed as a high-grade intermediate term fixed income account. Equity securities primarily include investments in large cap value and growth stocks as well as mid and small cap companies. Equity securities were assumed to earn a return in the range of 8.5% to 9.5% and fixed income securities to earn a return in the range of 3.0% to 4.0%. The long-term inflation rate was estimated to be 3.0%. When these overall return expectations are applied to the NewAlliance Plan’s target allocation, we expect the rate of return to be approximately 6.5%.

The fair values of the Plans’ assets by asset category and level within the fair value hierarchy are as follows at the dates indicated:

Asset Category	Total	Level 1	Level 2	Level 3
December 31, 2011:
Cash	$10,990	$10,990	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	286	286	—	—
U.S. companies	21,504	21,504	—	—
International companies	1,834	1,834	—	—
Fixed income securities:
Corporate bonds	6,087	—	6,087	—
U.S. government agency and municipal obligations	1,412	—	1,412	—
Exchange traded funds:
Large cap growth	7,805	7,805	—	—
Large cap value	4,318	4,318	—	—
Foreign large cap blend	1,277	1,277	—	—
Small and mid cap blend	1,074	1,074	—	—
Interests in collective trusts:
Equity investments	12,199	—	12,199	—
Fixed income investments	6,618	—	6,618	—
Real estate investments	596	—	596	—
Mutual fund investments:
Foreign large value and blend	9,128	9,128	—	—
Small and midcap growth and blend	5,907	5,907	—	—
Mortgage-backed securities	4,578	4,578	—	—
Total return investment grade securities	25,243	25,243	—	—
Real estate	2,296	2,296	—	—
Diversified emerging markets	2,982	2,982	—	—
High yield bond	3,288	3,288	—	—
World bond	2,897	2,897	—	—
Intermediate term bond	24,243	24,243	—	—

	$156,562	$129,650	$26,912	$—

December 31, 2010:
Cash	$3,135	$3,135	$—	$—
Equity securities:
First Niagara Financial Group, Inc. common stock	353	353	—	—
Fixed income securities:
Corporate bonds	226	—	226	—
Exchange traded funds:
Large cap growth	7,404	7,404	—	—
Large cap value	4,089	4,089	—	—
Foreign large cap blend	1,360	1,360	—	—
Small and mid cap blend	1,007	1,007	—	—
Mutual fund investments:
Mortgage-backed securities	4,033	4,033	—	—
Total return investment grade securities	25,419	25,419	—	—
Intermediate term bond	20,145	20,145	—	—

	$67,171	$66,945	$226	$—

The Plans did not hold any assets classified as Level 3 during 2011 or 2010.

Estimated benefit payments under our pension plans over the next ten years at December 31, 2011 are as follows:

2012	$11,892
2013	12,006
2014	12,237
2015	12,379
2016	12,640
2017-2021	67,377
Other Post-retirement Benefits
We have an unfunded post-retirement medical plan which we have modified so that participation is closed to those employees who did not meet the retirement eligibility requirements by December 31, 2001. We also acquired three unfunded post-retirement employee benefit plans from our merger with NewAlliance which are also frozen. Information regarding these post-retirement plans at December 31, 2011 and 2010 is as follows:

	2011	2010
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$9,723	$8,863
Accumulated post-retirement benefit obligation acquired	3,957	—
Interest cost	878	445
Actuarial loss	877	1,129
Benefits paid	(737)	(714)

Accumulated post-retirement benefit obligation at end of year	$14,698	$9,723

Unfunded status at year end	$(14,698)	$(9,723)

The components of net periodic post-retirement benefit cost for the years ended December 31 are as follows:

	2011	2010	2009
Interest cost	$878	$445	$506
Amortization of unrecognized loss	194	—	30
Amortization of unrecognized prior service cost	(64)	(64)	(64)

Total periodic post-retirement cost	$1,008	$381	$472

Changes in plan benefit obligations recognized in other comprehensive income during the years ended December 31 are as follows:

	2011	2010
Net loss	$877	$1,129
Amortization of unrecognized loss	(194)	—
Amortization of prior service cost	64	64

Total loss recognized in other comprehensive income	747	1,193

Total recognized in net periodic post-retirement cost and other comprehensive income	$1,755	$1,574

The principal actuarial assumptions used were as follows:

	2011	2010	2009
Accumulated post-retirement benefit obligation:
Discount rate	5.19%	5.31%	5.75%
Total periodic cost:
Discount rate	5.36%	5.75%	6.00%
The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.8% for 2012, and gradually decreased to 6.4% by 2015. This assumption can have a significant effect on the amounts reported. If the rate were increased one percent, our accumulated post-retirement benefit obligation as of December 31, 2011 and our total periodic cost for 2011 would have increased by 7% and 12%, respectively. If the rate were decreased one percent, our accumulated post-retirement benefit obligation as of December 31, 2011 and our total periodic cost would have decreased by 5% and 9%, respectively. We do not anticipate making any contributions to the post-retirement plan in 2012, except to continue funding benefit payments as they come due.

Estimated benefit payments under the post-retirement plan over the next ten years at December 31, 2011 are as follows:

2012	$1,041
2013	1,001
2014	1,006
2015	1,040
2016	1,052
2017-2021	5,091
Amounts recognized in our Consolidated Statements of Condition related to our pension and post-retirement plans for the years ended December 31 are as follows:

	2011	2010
Other liabilities:
Projected benefit obligation in excess of fair value of pension plan assets	$62,278	$20,635
Accumulated post-retirement benefit obligation	14,698	9,723

	$76,976	$30,358

Accumulated other comprehensive loss, net of taxes:
Pension plans	$25,606	$14,527
Post-retirement benefit plan	1,507	1,270

	$27,113	$15,797

401(k) Plan
Our employees that meet certain age and service requirements are eligible to participate in our employer sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. We contribute to the plan an amount equal to 100% of the first 4% of employee contributions plus 50% of employee contributions between 5% and 6%. These matching contributions are 100% vested. Our total contributions to the 401(k) plan amounted to $8.8 million, $6.3 million, and $4.2 million for 2011, 2010, and 2009, respectively.
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
Shares purchased by the ESOP are maintained in a suspense account and held for allocation among the participants. As annual loan payments are made, shares are released and allocated to employee accounts. We recognize compensation expense in an amount equal to the average market price of the shares released during the respective periods in which they are committed to be released. Compensation expense of $2.1 million, $2.5 million, and $2.0 million was recognized for 2011, 2010, and 2009, respectively, in connection with 265 thousand shares allocated to participants during 2011, 252 thousand shares allocated to participants during 2010, and 220 thousand shares allocated to participants during 2009. The amount of unallocated and allocated shares held by the ESOP were 2.4 million and 1.9 million respectively, at December 31, 2011 and 2.6 million and 1.7 million, respectively, at December 31, 2010. The fair value of unallocated ESOP shares was $20 million and $37 million at December 31, 2011 and 2010, respectively.

Other Plans
We also sponsor various nonqualified compensation plans for officers and employees. Awards are payable if certain earnings and performance objectives are met. Expenses under these plans amounted to $21.7 million, $16.0 million and $12.5 million for 2011, 2010, and 2009, respectively.
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Due to the lack of observable market data, we have classified our trust preferred securities in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services including brokers. As of December 31, 2011, $341 million of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Note 1, Summary of Significant Accounting Policies.
Loans held for sale
Beginning in 2011, we have generally elected the fair value option upon origination of residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest income — Loans and leases in our Consolidated Statements of Income.

As of December 31, 2010, we had not elected the fair value option for any of the loans in our held for sale portfolio. Information about our loans held for sale, for which we elected the fair value option, at December 31, 2011 is presented below:

Fair value carrying
amount less
	Fair value carrying	Aggregate unpaid	aggregate unpaid
	amount	principal balance	principal balance
Loans held for sale
Total loans	$94,484	$91,540	$2,944
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
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
December 31, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$703,178	$—	$703,178	$—
U.S. Treasury	20,643	20,643	—	—
U.S. government agencies	5,437	—	5,437	—
U.S. government sponsored enterprises	390,136	—	390,136	—
Corporate	336,010	—	336,010	—
Trust preferred securities	25,032	—	—	25,032

Total debt securities	1,480,436	20,643	1,434,761	25,032

Mortgage-backed securities:

Residential mortgage-backed securities:
Government National Mortgage Association	91,693	—	91,693	—
Federal National Mortgage Association	763,850	—	763,850	—
Federal Home Loan Mortgage Corporation	659,347	—	659,347	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,392,497	—	2,392,497	—
Federal National Mortgage Association	949,355	—	949,355	—
Federal Home Loan Mortgage Corporation	1,105,033	—	1,105,033	—
Non-agency issued	93,794	—	93,794	—

Total collateralized mortgage obligations	4,540,679	—	4,540,679	—

Total residential mortgage-backed securities	6,055,569	—	6,055,569	—

Commercial mortgage-backed securities:
Non-agency issued	1,529,310	—	1,529,310	—

Total mortgage-backed securities	7,584,879	—	7,584,879	—

Collateralized loan obligations:
Non-agency issued	157,999	—	157,999	—

Asset-backed securities collateralized by:
Student loans	40,718	—	40,718	—
Credit cards	32,693	—	32,693	—
Auto loans	20,293	—	20,293	—
Other	109	—	109	—

Total asset-backed securities	93,813	—	93,813	—

Other	31,169	23,028	8,141	—

Total securities available for sale	9,348,296	43,671	9,279,593	25,032

Loans held for sale (1)	94,484	—	94,484	—

Interest rate swaps	57,868	—	57,868	—

Total assets	$9,500,648	$43,671	$9,431,945	$25,032

Liabilities:
Interest rate swaps	$70,344	$—	$70,344	$—

(1)	Represents loans for which we have elected the fair value option
There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2011. However, as described in Note 3, Investment Securities, we transferred $2.0 billion of securities from our available for sale portfolio to our held to maturity portfolio as of March 31, 2011. All such securities were classified as Level 2 fair value measurements. These securities, which were transferred at fair value, are not included in the table above and will no longer be recorded at fair value on a recurring basis in our Statement of Financial Condition.

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
Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of year	$919	$480
NewAlliance acquisition	27,924	—
(Losses) gains included in other comprehensive income	(3,811)	439

Balance at end of year	$25,032	$919

There were no gains or losses during the years ended December 31, 2011 and 2010 included in earnings related to any item classified as level 3 on a recurring basis in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2011
Collateral dependent impaired loans	$20,692	$—	$9,501	$11,191	$(7,422)

2010
Collateral dependent impaired loans	$26,718	$—	$13,534	$13,184	$(4,090)
Collateral Dependent Impaired Loans
We record nonrecurring adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance is created through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraised value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved appraiser. Updated valuations are obtained periodically in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for assets securing substandard rated loans are completed within 90 days of the downgrade. An appraisal may be obtained more frequently than 18 to 24 months when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral.
During the year ended December 31, 2011 we recorded an increase of $7.4 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $21 million at December 31, 2011. During the year ended December 31, 2010 we recorded a net increase of $4.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $27 million at December 31, 2010.

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011		December 31, 2010
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$836,555	$836,555	$213,820	$213,820
Investment securities available for sale	9,348,296	9,348,296	7,289,455	7,289,455
Investment securities held to maturity	2,669,630	2,752,723	1,025,724	1,043,803
Federal Home Loan Bank and Federal Reserve Bank common stock	358,159	358,159	183,800	183,800
Loans held for sale	94,484	94,484	37,977	38,357
Loans and leases, net	16,352,483	16,991,059	10,388,060	10,422,730
Mortgage servicing rights	16,880	18,237	12,591	13,178
Interest rate swap agreements	57,868	57,868	30,187	30,187
Accrued interest receivable	103,543	103,543	70,233	70,233

Financial liabilities:
Deposits	$19,405,115	19,460,668	$13,148,844	$13,110,504
Borrowings	8,127,121	8,328,797	4,893,474	4,885,827
Interest rate swap agreements	70,344	70,344	27,506	27,506
Accrued interest payable	21,127	21,127	13,821	13,821
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
Investment Securities
The fair value estimates of securities are based on quoted market prices of identical securities, where available. However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities. Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. We obtain fair value measurements from third parties.
Federal Home Loan Bank and Federal Reserve Bank Common Stock
The carrying value of our Federal Home Loan Bank and Federal Reserve Bank common stock approximates fair value.

Loans and Leases
Our variable rate loans reprice as the associated rate index changes. The calculation of fair value for our variable rate loans is driven by the comparison between the loan’s margin and the prevailing margin observed in the market at the time of the valuation. Any caps and floors embedded in the loans’ pricing structure are also incorporated into the fair value. We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted period end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.
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

Note 19. Segment Information
We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance operations and in 2010 and 2009, our employee benefits consulting operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.
Selected financial information for our segments follows for the years ended December 31:

		Financial	Consolidated
	Banking	services	total
2011:
Net interest income	$881,448	$(201)	$881,247
Provision for credit losses	58,107	—	58,107

Net interest income after provision for credit losses	823,341	(201)	823,140
Noninterest income	179,925	65,384	245,309
Amortization of core deposit and other intangibles	20,709	4,835	25,544
Other noninterest expense	728,185	52,604	780,789

Income before income taxes	254,372	7,744	262,116
Income tax expense	85,263	2,943	88,206

Net income	$169,109	$4,801	$173,910

2010:
Net interest income	$597,754	$—	$597,754
Provision for credit losses	48,631	—	48,631

Net interest income after provision for credit losses	549,123	—	549,123
Noninterest income	135,827	50,788	186,615
Amortization of core deposit and other intangibles	16,484	2,974	19,458
Other noninterest expense	460,356	43,514	503,870

Income before income taxes	208,110	4,300	212,410
Income tax expense	70,337	1,720	72,057

Net income	$137,773	$2,580	$140,353

2009:
Net interest income	$364,400	$—	$364,400
Provision for credit losses	43,650	—	43,650

Net interest income after provision for credit losses	320,750	—	320,750
Noninterest income	76,882	49,093	125,975
Amortization of core deposit and other intangibles	6,347	3,071	9,418
Other noninterest expense	276,268	40,986	317,254

Income before income taxes	115,017	5,036	120,053
Income tax expense	38,661	2,015	40,676

Net income	$76,356	$3,021	$79,377

Note 20. Condensed Parent Company Only Financial Statements
The following condensed statements of condition of the Company as of December 31, 2011 and 2010 and the related condensed statements of income and cash flows for 2011, 2010 and 2009 should be read in conjunction with our Consolidated Financial Statements and related notes:

Condensed Statements of Condition	2011	2010
Assets:
Cash and cash equivalents	$513,806	$542,963
Investment securities available for sale	4,105	6,797
Loan receivable from ESOP	22,988	24,592
Loan receivable from subsidiary	215,000	—
Investment in subsidiary	4,695,289	2,517,743
Deferred taxes	29,489	34,849
Other assets	47,226	40,166

Total assets	$5,527,903	$3,167,110

Liabilities and Stockholders’ Equity:
Accounts payable and other liabilities	$23,885	$12,407
Borrowings	705,840	389,633
Stockholders’ equity	4,798,178	2,765,070

Total liabilities and stockholders’ equity	$5,527,903	$3,167,110

Condensed Statements of Income	2011	2010	2009
Interest income	$2,011	$2,619	$2,294
Dividends received from subsidiary	75,000	60,000	—

Total interest and dividend income	77,011	62,619	2,294
Interest expense	27,084	24,795	7,327

Net interest income (expense)	49,927	37,824	(5,033)
Noninterest income	(2,712)	962	755
Noninterest expense	25,035	7,903	9,490

Income (loss) before income taxes and undisbursed income of subsidiary	22,180	30,883	(13,768)
Income tax benefit	(19,483)	(11,217)	(5,055)

Income (loss) before undisbursed income of subsidiary	41,663	42,100	(8,713)
Undisbursed income of subsidiary	132,247	98,253	88,090

Net income	173,910	140,353	79,377
Preferred stock dividend and discount accretion	—	—	12,046

Net income available to common stockholders	$173,910	$140,353	$67,331

Condensed Statements of Cash Flows	2011	2010	2009
Cash flows from operating activities:
Net income	$173,910	$140,353	$79,377
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(132,247)	(98,253)	(88,090)
Stock-based compensation expense	7,504	5,561	5,186
Deferred income tax expense	6,469	5,103	7,115
Decrease (increase) in other assets	4,281	(7,201)	(1,405)
(Decrease) increase in other liabilities	(9,165)	3,731	1,472

Net cash provided by operating activities	50,752	49,294	3,655

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	7,000	3,000
Principal payments received on securities available for sale	2,625	4,760	7,686
Purchases of securities available for sale	—	(30)	(7,006)
Proceeds from sales of securities available for sale	—	1,924	623
Advance to Harleysville National Corporation	—	—	(50,000)
Capital contributed to subsidiary	(645,000)	—	—
Loan to subsidiary	(215,000)	—	—
Acquisitions, net of cash and cash equivalents	(42,547)	6,861	—
Repayment of ESOP loan receivable	1,604	1,399	1,327
Other, net	92	(825)	(633)

Net cash (used in) provided by investing activities	(898,226)	21,089	(45,003)

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(50,000)	(10,000)
Proceeds from long-term borrowings, net	299,228	146,534	150,000
Capital contributed to subsidiary	—	—	(353,600)
Advance from subsidiary	8,726	—	—
Issuance of common stock in follow-on stock offerings, net	467,683	—	802,215
Issuance (repurchase of) of preferred stock, net	338,002	—	(184,011)
Repurchase of common stock warrant	—	—	(2,700)
Purchase of treasury stock	(126,876)	—	—
Proceeds from exercise of stock options	6,168	1,309	332
Dividends paid on preferred stock	—	—	(4,754)
Dividends paid on common stock	(174,614)	(114,635)	(83,152)

Net cash provided by (used in) financing activities	818,317	(16,792)	314,330

Net (decrease) increase in cash and cash equivalents	(29,157)	53,591	272,982
Cash and cash equivalents at beginning of year	542,963	489,372	216,390

Cash and cash equivalents at end of year	$513,806	$542,963	$489,372

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”
Evaluation of Disclosure Controls and Procedures — With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, and corporate governance of the Company in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and the Company’s management in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.
All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2011 regarding equity compensation to our directors and employees that have been approved by stockholders.

	Number of securities to be issued			Number of securities
Equity compensation plans approved by	upon exercise of outstanding		Weighted average	remaining available for
stockholders	options and rights		exercise price	issuance under the plan
First Niagara Financial Group, Inc. 1999 Stock Option Plan	65,435		$12.20	—

First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan	3,737	(1)	Not Applicable	—

First Niagara Financial Group, Inc. Amended and Restated 2002 Long-term Incentive Stock Benefit Plan	4,266,573		$13.40	1,481,545

Stock options assumed pursuant to the merger with Harleysville National Corporation on April 9, 2010	451,483		$38.72	—

Stock options assumed pursuant to the merger with NewAlliance Bancshares, Inc. on April 15, 2011	7,764,351		$12.88	—

Total	12,551,579			1,481,545

(1)	Represents shares that have been granted but have not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by KPMG LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.
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

Exhibit 2.1	Assignment, Purchase and Assumption Agreement, dated January 11, 2012, by and among KeyBank N.A. and First Niagara Bank(2)

Exhibit 3.1	Certificate of Incorporation(3)

Exhibit 3.2	Certificate of Designations of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, dated December 13, 2011.(4)

Exhibit 3.3	Amended and Restated Bylaws(5)

Exhibit 4.1	Form of Common Stock Certificate of First Niagara Financial Group, Inc.(3)

Exhibit 4.2
Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

Exhibit 10.1	First Niagara Financial Group, Inc. Amended and Restated Change in Control Agreement with John R. Koelmel(6)

Exhibit 10.2	First Niagara Financial Group, Inc. Form of Amended and Restated Change in Control Agreement(6)

Exhibit 10.3	First Niagara Financial Group, Inc. Amended and Restated CEO Executive Severance Plan(6)

Exhibit 10.4	First Niagara Financial Group, Inc. Executive Severance Plan (for executive officers other than Mr. Koelmel) (6)

Exhibit 10.5	First Niagara Financial Group, Inc. 1999 Stock Option Plan(7)

Exhibit 10.6	First Niagara Financial Group, Inc. 1999 Recognition and Retention Plan(8)

Exhibit 10.7	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan(7)

Exhibit 10.8	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan(6)

Exhibit 10.9	First Niagara Financial Group, Inc. Pinnacle Incentive Compensation Plan(6)

Exhibit 10.10	First Amended and Restated Revolving Credit Promissory Note with Fifth Third Bank(9)

Exhibit 10.12	First Niagara Financial Group, Inc. 2005 Long-Term Performance Plan(10)

Exhibit 10.13	Underwriting Agreement, dated December 8, 2011, between the Company and Goldman. Sachs & Co., in its capacity as representative of the several underwriters named therein(11)

Exhibit 11	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share (See Note 14 of Notes to Consolidated Financial Statements)

Exhibit 12	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 21	Subsidiaries of First Niagara Financial Group, Inc.

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(12)

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 1, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2012.

(3)	Incorporated by reference to our Registration Statement on Form S-4/A, filed with the SEC on October 27, 2010.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 14, 2011.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2010.

(6)	Incorporated by reference to our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.

(7)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed with the SEC on March 15, 2006.

(8)	Incorporated by reference to our Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the SEC on March 31, 1999.

(9)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2005.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 12, 2011.

(12)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.
Date: February 28, 2012	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Koelmel	Director, President and CEO	February 28, 2012

John R. Koelmel	(Principal Executive Officer)

/s/ Gregory W. Norwood	Chief Financial Officer	February 28, 2012

Gregory W. Norwood	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas E. Baker*	Director	February 28, 2012

Thomas E. Baker

/s/ G. Thomas Bowers*	Director, Chairman	February 28, 2012

G. Thomas Bowers

/s/ Roxanne J. Coady*	Director	February 28, 2012

Roxanne J. Coady

/s/ Carl A. Florio*	Director	February 28, 2012

Carl A. Florio

/s/ Carlton L. Highsmith*	Director	February 28, 2012

Carlton L. Highsmith

/s/ Barbara S. Jeremiah*	Director	February 28, 2012

Barbara S. Jeremiah

/s/ William H. Jones*	Director	February 28, 2012

William H. Jones

/s/ George M. Philip*	Director	February 28, 2012

George M. Philip

/s/ Peter B. Robinson*	Director	February 28, 2012

Peter B. Robinson

/s/ Louise Woerner*	Director	February 28, 2012

Louise Woerner

/s/ Nathaniel D. Woodson*	Director	February 28, 2012

Nathaniel D. Woodson

/s/ David M. Zebro*	Director, Vice Chairman	February 28, 2012

David M. Zebro

*By:	/s/ John R. Koelmel	Attorney-in-fact