Form 10-Q
period 2012-03-31
FIRST NIAGARA FINANCIAL GROUP INC
filed 2012-05-10
CIK 1051741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35390

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     YES   ☐    NO  ☐

As of May 7, 2012, there were issued and outstanding 352,660,712 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Condition

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$370,380	$836,555
Investment securities:
Available for sale, at fair value (amortized cost of $12,001,526 and $9,178,001 in 2012 and 2011; includes pledged securities that can be sold or repledged of $3,015,959 and $2,344,710 in 2012 and 2011)	12,248,058	9,348,296
Held to maturity, at amortized cost (fair value of $2,590,922 and $2,752,723 in 2012 and 2011; includes pledged securities that can be sold or repledged of $1,011,294 and $1,210,995 in 2012 and 2011)	2,503,156	2,669,630
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	499,328	358,159
Loans held for sale	102,513	94,484
Loans and leases (net of allowance for loan losses of $126,746 and $120,100 in 2012 and 2011)	16,664,173	16,352,483
Bank owned life insurance	395,944	392,468
Premises and equipment, net	330,590	318,101
Goodwill	1,708,345	1,708,345
Core deposit and other intangibles, net	88,049	94,895
Other assets	607,269	637,199

Total assets	$35,517,805	$32,810,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$19,029,387	$19,405,115
Short-term borrowings	6,353,189	2,208,845
Long-term borrowings	4,688,251	5,918,276
Other	571,532	480,201

Total liabilities	30,642,359	28,012,437

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 issued in 2012 and 2011	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2012 and 2011	3,660	3,660
Additional paid-in capital	4,227,883	4,228,477
Retained earnings	401,080	374,840
Accumulated other comprehensive income	117,418	67,812
Common stock held by employee stock ownership plan, 2,312,392 and 2,357,257 shares in 2012 and 2011	(18,756)	(19,070)
Treasury stock, at cost, 14,066,207 and 14,167,733 shares in 2012 and 2011	(193,841)	(195,543)

Total stockholders’ equity	4,875,446	4,798,178

Total liabilities and stockholders’ equity	$35,517,805	$32,810,615

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Interest income:
Loans and leases	$189,385	$132,117
Investment securities and other	101,395	76,767

Total interest income	290,780	208,884

Interest expense:
Deposits	14,998	15,621
Borrowings	33,411	20,395

Total interest expense	48,409	36,016

Net interest income	242,371	172,868
Provision for credit losses	20,000	12,900

Net interest income after provision for credit losses	222,371	159,968

Noninterest income:
Banking services	21,593	19,006
Insurance commissions	16,833	15,755
Wealth management services	9,039	6,734
Mortgage banking	5,649	1,263
Lending and leasing	3,123	2,112
Bank owned life insurance	3,387	2,030
Capital markets income	6,539	2,261
Other	3,745	2,913

Total noninterest income	69,908	52,074

Noninterest expense:
Salaries and employee benefits	96,477	73,776
Occupancy and equipment	22,017	16,197
Technology and communications	19,713	12,871
Marketing and advertising	6,763	2,692
Professional services	8,895	6,039
Amortization of intangibles	6,466	5,489
Federal deposit insurance premiums	6,133	6,195
Merger and acquisition integration expenses	12,970	6,176
Restructuring charges	2,703	1,056
Other	18,041	14,659

Total noninterest expense	200,178	145,150

Income before income taxes	92,101	66,892
Income taxes	32,236	21,974

Net income	59,865	44,918
Preferred stock dividend	5,115	—

Net income available to common stockholders	$54,750	$44,918

Earnings per share:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22
Weighted average common shares outstanding:
Basic	348,823	206,124
Diluted	349,069	206,644
Dividends per common share	$0.08	$0.16

See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Net income	$59,865	$44,918
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains (losses) arising during the period	47,132	(6,797)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the period	—	(3,956)

	47,132	(10,753)

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains on securities transferred during the period	—	3,956
Less: amortization of net unrealized holding gains to income during the period	(449)	—

	(449)	3,956

Net unrealized (losses) gains on interest rate swaps designated as cash flow hedges arising during the period	(1,740)	1,564
Pension and post-retirement plans:	4,612	—
Pension remeasurement
Amortization of net loss related to pension and post-retirement plans	51	203

	4,663	203

Total other comprehensive income (loss)	49,606	(5,030)

Total comprehensive income	$109,471	$39,888

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178
Net income	—	—	—	59,865	—	—	—	59,865
Total other comprehensive income, net	—	—	—	—	49,606	—	—	49,606
ESOP shares committed to be released (44,865 shares)	—	—	13	—	—	314	—	327
Stock-based compensation expense	—	—	1,334	—	—	—	—	1,334
Excess tax benefit from stock-based compensation	—	—	189	—	—	—	—	189
Exercise of stock options and restricted stock activity (101,526 shares)	—	—	(2,130)	(551)	—	—	1,702	(979)
Preferred stock dividends				(5,115)				(5,115)
Common stock dividends of $0.08 per share	—	—	—	(27,959)	—	—	—	(27,959)

Balances at March 31, 2012	$338,002	$3,660	$4,227,883	$401,080	$117,418	$(18,756)	$(193,841)	$4,875,446

Balances at January 1, 2011	$—	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070
Net income	—	—	—	44,918	—	—	—	44,918
Total other comprehensive loss, net	—	—	—	—	(5,030)	—	—	(5,030)
ESOP shares committed to be released (59,899 shares)	—	—	265	—	—	390	—	655
Stock-based compensation expense	—	—	1,724	—	—	—	—	1,724
Excess tax benefit from stock-based compensation	—	—	1,217	—	—	—	—	1,217
Exercise of stock options and restricted stock activity (320,078 shares)	—	—	(4,388)	(378)	—	—	4,321	(445)
Common stock dividends of $0.16 per share	—	—	—	(33,077)	—	—	—	(33,077)

Balances at March 31, 2011	$—	$2,151	$2,429,389	$388,133	$52,841	$(20,368)	$(77,114)	$2,775,032

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$59,865	$44,918
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees and discounts, net	14,335	(1,684)
Provision for credit losses	20,000	12,900
Depreciation of premises and equipment	9,653	7,387
Amortization of intangibles	6,466	5,489
Origination of loans held for sale	(320,147)	(105,797)
Proceeds from sales of loans held for sale	314,127	116,441
ESOP and stock based-compensation expense	1,661	2,379
Deferred income tax expense	24,411	53
Contributions to defined benefit pension plans	(110,575)	—
Other, net	(55,680)	(9,435)

Net cash (used in) provided by operating activities	(35,884)	72,651

Cash flows from investing activities:
Proceeds from sales of securities available for sale	23,553	17,127
Proceeds from maturities of securities available for sale	84,971	17,531
Principal payments received on securities available for sale	489,698	341,763
Purchases of securities available for sale	(3,354,246)	(509,424)
Principal payments received on securities held to maturity	161,095	75,317
Purchases of securities held to maturity	—	(69,931)
(Purchases of) proceeds from sales of Federal Home Loan Bank and Federal Reserve Bank common stock	(141,169)	17,443
Net increase in loans and leases	(329,956)	(236,370)
Purchases of premises and equipment	(26,733)	(16,422)
Other, net	872	703

Net cash used in investing activities	(3,091,915)	(362,263)

Cash flows from financing activities:
Net (decrease) increase in deposits	(229,407)	313,877
Proceeds from short-term borrowings, net	4,144,351	78,800
Repayments of long-term borrowings	(1,220,436)	(64,779)
Dividends paid on noncumulative preferred stock	(5,115)	—
Dividends paid on common stock	(27,959)	(33,070)
Other, net	190	1,961

Net cash provided by financing activities	2,661,624	296,789

Net (decrease) increase in cash and cash equivalents	(466,175)	7,177
Cash and cash equivalents at beginning of period	836,555	213,820

Cash and cash equivalents at end of period	$370,380	$220,997

Supplemental disclosures
Cash paid during the period for:
Income taxes	$9,381	$16,197
Interest expense	62,547	48,249
Other noncash activity:
Securities available for sale purchased not settled	144,893	37,207
Securities available for sale sold not settled	39,055	—
Securities transferred from available for sale to held to maturity (at fair value)	—	1,994,193

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. Results for the three months ended March 31, 2012 do not necessarily reflect the results that may be expected for the year ending December 31, 2012. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

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

Direct costs related to the NewAlliance acquisition were expensed as incurred and amounted to $6.0 million for the three months ended March 31, 2011.

HSBC Bank Branches

On July 30, 2011, First Niagara Bank, N.A., entered into a Purchase and Assumption Agreement (“the HSBC Purchase Agreement”) with HSBC Bank USA, National Association (“HSBC”) and affiliates to acquire certain assets and assume certain liabilities related to 195 HSBC branches in the Albany, Buffalo, Rochester, and Syracuse, New York banking markets as well as branches in the New York-New Jersey-Connecticut banking markets for a deposit premium of 6.67% (the “HSBC Acquisition”). Without considering expected proceeds from the assignment of our purchase rights related to certain HSBC branches, the purchase price totals approximately $1 billion, based on December 31, 2011 balances. We estimate that the goodwill and other intangibles resulting from the transaction will amount to approximately $1 billion. Direct costs related to the HSBC Acquisition were expensed as incurred and amounted to $12.3 million, pre-tax, for the three months ended March 31, 2012.

In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase 37 of the HSBC branches in the Buffalo and Rochester areas with a total of approximately $2.5 billion in deposits and approximately $400 million in loans. Under the terms of the agreement, Key will pay us a deposit premium of 4.6%.

In January 2012, we also entered into separate agreements with Community Bank System, Inc. (“Community Bank”) and Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) for them to purchase a total of 27 First Niagara and HSBC branches in Upstate New York with $1.4 billion in deposits and $315 million in loans. Of these 27 branches, 20 consist of HSBC branches for which we have assigned our purchase rights under the HSBC Purchase Agreement to Community Bank and Five Star, and seven are existing First Niagara branches that will be sold. Under the terms of the agreements, Community Bank will acquire 19 branches, assume approximately $1.0 billion in deposits and pay us a deposit premium of 3.22% and Five Star will acquire eight branches, assume approximately $400 million in deposits and pay us a deposit premium of 4.0%. We expect to retain, after the assignment and sale of these branches and any pre-closing attrition or other adjustments, approximately $11 billion of deposit liabilities and approximately $2 billion in loans.

We have obtained necessary regulatory approvals and expect to complete our HSBC Acquisition on May 18, 2012, subject to customary closing conditions. The Key, Community Bank, and Five Star transactions are expected to be completed during the second and third quarters of 2012.

Note 2. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

March 31, 2012:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$667,014	$20,708	$(235)	$687,487
U.S. Treasury	19,933	601	—	20,534
U.S. government agencies	5,285	9	(4)	5,290
U.S. government sponsored enterprises	325,279	13,177	(123)	338,333
Corporate	486,481	4,799	(5,837)	485,443
Trust preferred securities	21,164	87	(2,776)	18,475

Total debt securities	1,525,156	39,381	(8,975)	1,555,562

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	82,036	3,099	—	85,135
Federal National Mortgage Association	684,416	23,593	(16)	707,993
Federal Home Loan Mortgage Corporation	587,630	15,953	(40)	603,543
Collateralized mortgage obligations:
Government National Mortgage Association	2,193,702	72,160	(219)	2,265,643
Federal National Mortgage Association	1,864,799	20,785	(1,606)	1,883,978
Federal Home Loan Mortgage Corporation	1,654,844	20,184	(1,899)	1,673,129
Non-agency issued	84,159	1,813	(137)	85,835

Total collateralized mortgage obligations	5,797,504	114,942	(3,861)	5,908,585

Total residential mortgage-backed securities	7,151,586	157,587	(3,917)	7,305,256
Commercial mortgage-backed securities:
Non-agency issued	1,871,856	63,574	(2,056)	1,933,374

Total mortgage-backed securities	9,023,442	221,161	(5,973)	9,238,630
Collateralized loan obligations:
Non-agency issued	800,060	2,480	(1,613)	800,927
Asset-backed securities collateralized by:
Student loans	271,403	936	(2,270)	270,069
Credit cards	32,409	422	—	32,831
Auto loans	318,096	1,028	(341)	318,783
Other	111	—	(6)	105

Total asset-backed securities	622,019	2,386	(2,617)	621,788
Other	30,849	422	(120)	31,151

Total securities available for sale	$12,001,526	$265,830	$(19,298)	$12,248,058

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,350	$276	$(13)	$6,613
Federal National Mortgage Association	13,574	370	—	13,944
Federal Home Loan Mortgage Corporation	9,207	377	—	9,584
Collateralized mortgage obligations:
Government National Mortgage Association	1,783,543	55,000	(71)	1,838,472
Federal National Mortgage Association	168,676	4,748	—	173,424
Federal Home Loan Mortgage Corporation	521,806	27,079	—	548,885

Total collateralized mortgage obligations	2,474,025	86,827	(71)	2,560,781

Total securities held to maturity	$2,503,156	$87,850	$(84)	$2,590,922

December 31, 2011:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$681,713	$21,564	$(99)	$703,178
U.S. Treasury	19,929	714	—	20,643
U.S. government agencies	5,430	10	(3)	5,437
U.S. government sponsored enterprises	377,468	13,332	(664)	390,136
Corporate	349,170	779	(13,939)	336,010
Trust preferred securities	29,791	41	(4,800)	25,032

Total debt securities	1,463,501	36,440	(19,505)	1,480,436

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	88,386	3,307	—	91,693
Federal National Mortgage Association	741,487	22,434	(71)	763,850
Federal Home Loan Mortgage Corporation	644,730	14,686	(69)	659,347
Collateralized mortgage obligations:
Government National Mortgage Association	2,329,040	63,916	(459)	2,392,497
Federal National Mortgage Association	936,768	13,782	(1,195)	949,355
Federal Home Loan Mortgage Corporation	1,091,128	15,163	(1,258)	1,105,033
Non-agency issued	93,329	1,251	(786)	93,794

Total collateralized mortgage obligations	4,450,265	94,112	(3,698)	4,540,679

Total residential mortgage-backed securities	5,924,868	134,539	(3,838)	6,055,569
Commercial mortgage-backed securities:
Non-agency issued	1,504,241	25,667	(598)	1,529,310

Total mortgage-backed securities	7,429,109	160,206	(4,436)	7,584,879
Collateralized loan obligations:
Non-agency issued	158,091	—	(92)	157,999
Asset-backed securities collateralized by:
Student loans	43,279	—	(2,561)	40,718
Credit cards	32,641	52	—	32,693
Auto loans	20,413	—	(120)	20,293
Other	118	—	(9)	109

Total asset-backed securities	96,451	52	(2,690)	93,813
Other	30,849	446	(126)	31,169

Total securities available for sale	$9,178,001	$197,144	$(26,849)	$9,348,296

Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,421	$271	$(14)	$6,678
Federal National Mortgage Association	14,926	380	—	15,306
Federal Home Loan Mortgage Corporation	11,882	439	—	12,321
Collateralized mortgage obligations:
Government National Mortgage Association	1,883,105	48,358	—	1,931,463
Federal National Mortgage Association	196,357	4,800	—	201,157
Federal Home Loan Mortgage Corporation	556,939	28,859	—	585,798

Total collateralized mortgage obligations	2,636,401	82,017	—	2,718,418

Total securities held to maturity	$2,669,630	$83,107	$(14)	$2,752,723

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
M arch 31, 2012:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$25,085	$(179)	$5,580	$(56)	$30,665	$(235)
U.S. government agencies	—	—	2,161	(4)	2,161	(4)
U.S. government sponsored enterprises	26,803	(123)	—	—	26,803	(123)
Corporate	232,749	(5,689)	4,852	(148)	237,601	(5,837)
Trust preferred securities	16,380	(1,987)	865	(789)	17,245	(2,776)

Total debt securities	301,017	(7,978)	13,458	(997)	314,475	(8,975)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	6,903	(16)	—	—	6,903	(16)
Federal Home Loan Mortgage Corporation	8,160	(40)	—	—	8,160	(40)
Collateralized mortgage obligations:
Government National Mortgage Association	30,480	(219)	—	—	30,480	(219)
Federal National Mortgage Association	269,019	(1,606)	—	—	269,019	(1,606)
Federal Home Loan Mortgage Corporation	143,601	(1,899)	—	—	143,601	(1,899)
Non-agency issued	6,380	(48)	15,723	(89)	22,103	(137)

Total collateralized mortgage obligations	449,480	(3,772)	15,723	(89)	465,203	(3,861)

Total residential mortgage-backed securities	464,543	(3,828)	15,723	(89)	480,266	(3,917)

Commercial mortgage-backed securities:
Non-agency issued	207,871	(2,056)	—	—	207,871	(2,056)

Total mortgage-backed securities	672,414	(5,884)	15,723	(89)	688,137	(5,973)

Collateralized loan obligations:
Non-agency issued	450,614	(1,613)	—	—	450,614	(1,613)

Asset-backed securities collateralized by:
Student loans	106,092	(2,270)	—	—	106,092	(2,270)
Auto loans	191,515	(341)	—	—	191,515	(341)
Other	—	—	105	(6)	105	(6)

Total asset-backed securities	297,607	(2,611)	105	(6)	297,712	(2,617)

Other	9,830	(120)	—	—	9,830	(120)

Total securities available for sale in an unrealized loss position	$1,731,482	$(18,206)	$29,286	$(1,092)	$1,760,768	$(19,298)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,092	$(13)	$—	$—	$2,092	$(13)
Collateralized mortgage obligations:
Government National Mortgage Association	50,335	(71)	—	—	50,335	(71)

Total securities held to maturity in an unrealized	$52,427	$(84)	$—	$—	$52,427	$(84)

	Less than 12 months		12 months or longer		Total
December 31, 2011:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$12,792	$(45)	$6,121	$(54)	$18,913	$(99)
U.S. government agencies	—	—	2,189	(3)	2,189	(3)
U.S. government sponsored enterprises	77,445	(664)	—	—	77,445	(664)
Corporate	256,316	(13,357)	4,418	(582)	260,734	(13,939)
Trust preferred securities	23,055	(3,949)	800	(851)	23,855	(4,800)

Total debt securities	369,608	(18,015)	13,528	(1,490)	383,136	(19,505)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	21,765	(71)	—	—	21,765	(71)
Federal Home Loan Mortgage Corporation	18,236	(69)	—	—	18,236	(69)
Collateralized mortgage obligations:
Government National Mortgage Association	126,027	(459)	—	—	126,027	(459)
Federal National Mortgage Association	197,810	(1,195)	—	—	197,810	(1,195)
Federal Home Loan Mortgage Corporation	219,870	(1,258)	—	—	219,870	(1,258)
Non-agency issued	25,563	(618)	16,764	(168)	42,327	(786)

Total collateralized mortgage obligations	569,270	(3,530)	16,764	(168)	586,034	(3,698)

Total residential mortgage-backed securities	609,271	(3,670)	16,764	(168)	626,035	(3,838)
Commercial mortgage-backed securities:
Non-agency issued	164,409	(598)	—	—	164,409	(598)

Total mortgage-backed securities	773,680	(4,268)	16,764	(168)	790,444	(4,436)
Collateralized loan obligations:
Non-agency issued	86,435	(92)	—	—	86,435	(92)
Asset-backed securities collateralized by:
Student loans	40,717	(2,561)	—	—	40,717	(2,561)
Auto loans	20,293	(120)	—	—	20,293	(120)
Other	—	—	109	(9)	109	(9)

Total asset-backed securities	61,010	(2,681)	109	(9)	61,119	(2,690)
Other	9,843	(126)	—	—	9,843	(126)

Total securities available for sale in an unrealizedloss position	$1,300,576	$(25,182)	$30,401	$(1,667)	$1,330,977	$(26,849)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,138	$(14)	$—	$—	$2,138	$(14)

At March 31, 2012, of the 53 government sponsored enterprise mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At December 31, 2011, of the 62 government sponsored enterprise mortgage-backed securities in an unrealized loss position, none were in a continuous unrealized loss position for 12 months or more. At March 31, 2012, of the nine non-agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position, three were in a continuous loss position for 12 months or more. At December 31, 2011, of the 13 non-agency CMOs in an unrealized loss position, three were in a continuous loss position for 12 months or more. At March 31, 2012, of the 125 corporate debt obligations, collateralized loan obligations, and commercial mortgage-backed securities in an unrealized loss position, one was in a continuous loss position for 12 months or more. At December 31, 2011, of the 62 corporate debt obligations, collateralized loan obligations, and commercial mortgage-backed securities in an unrealized loss position, one was in a continuous loss position for 12 months or more. We have assessed the securities in an unrealized loss position at March 31, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at March 31, 2012 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$92,866	$93,235
After one year through five years	855,726	877,536
After five years through ten years	518,104	528,688
After ten years	58,460	56,103

Total debt securities	1,525,156	1,555,562
Mortgage-backed securities	11,526,598	11,829,552
Collateralized loan obligations	800,060	800,927
Asset-backed securities	622,019	621,788
Other	30,849	31,151

	$14,504,682	$14,838,980

While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our securities available for sale decreased modestly to 3.7 years at March 31, 2012 from 4.0 years at December 31, 2011 as a result of government refinance programs getting additional focus from mortgage servicers wishing to take advantage of these programs and refinance qualifying borrowers.

Note 3. Loans and Leases

Overall Portfolio

Our loans and leases receivable consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Commercial:
Real estate	$5,937,820	$5,878,618
Construction	431,278	365,763
Business	4,108,363	3,771,649

Total commercial	10,477,461	10,016,030

Residential real estate	3,881,003	4,012,267
Home equity	2,149,135	2,165,988
Other consumer	283,320	278,298

Total consumer	6,313,458	6,456,553

Total loans and leases	16,790,919	16,472,583
Allowance for loan losses	(126,746)	(120,100)

Total loans and leases, net	$16,664,173	$16,352,483

Our loan portfolio is made up of two segments, commercial loans and consumer loans. Those segments are further segregated between our loans accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans). Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.

Acquired loans

The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	March 31, 2012	December 31, 2011
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$43,838	$52,272
Carrying amount	36,895	45,141

Other acquired loans evaluated collectively for future credit losses
Outstanding principal balance	6,363,527	6,698,471
Carrying amount	6,237,003	6,551,437

Total acquired loans
Outstanding principal balance	6,407,365	6,750,743
Carrying amount	6,273,898	6,596,578

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated:

Balance at January 1, 2011	$(360,924)
NewAlliance acquisition	(1,146,587)
Net reclassifications from nonaccretable yield	(33,748)
Accretion	294,331

Balance at December 31, 2011	(1,246,928)
Accretion	79,749
Net reclassifications to nonaccretable yield	144

Balance at March 31, 2012	$(1,167,035)

Allowance for loan losses

We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. We determined our allowance for loan losses by portfolio segment.

Of the $2.1 billion and $2.2 billion home equity portfolio at March 31, 2012 and December 31, 2011, respectively, $0.9 million were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2012 and December 31, 2011. The Interagency Supervisory Guidance issued during the first quarter of 2012 does not have a significant impact on our allowance for loan losses or the level of our nonperforming loans.

The following table presents the activity in our allowance for originated loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	18,448	(6,767)	1,716	1,291	839	15,527
Charge-offs	(4,568)	(1,781)	(1,219)	(1,288)	(941)	(9,797)
Recoveries	425	160	99	127	412	1,223

Balance at end of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145

Allowance for loan losses:
Individually evaluated for impairment	$5,656	$2,753	$2,478	$435	$23	$11,345
Collectively evaluated for impairment	65,997	38,866	2,219	4,069	2,649	113,800

Total	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$47,459	$61,588	$13,227	$1,758	$77	$124,109
Collectively evaluated for impairment	3,253,300	4,153,404	1,639,568	1,168,835	177,805	10,392,912

Total	$3,300,759	$4,214,992	$1,652,795	$1,170,593	$177,882	$10,517,021

Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	11,047	(780)	1,384	1,920	(745)	12,826
Charge-offs	(5,087)	(2,624)	(703)	(804)	(691)	(9,909)
Recoveries	696	692	41	23	403	1,855

Balance at end of period	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126

Allowance for loan losses:
Individually evaluated for impairment	$4,370	$3,950	$873	$—	$—	$9,193
Collectively evaluated for impairment	44,320	40,305	1,603	2,998	1,707	90,933

Total	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$23,072	$46,137	$13,797	$—	$—	$83,006
Collectively evaluated for impairment	2,150,699	3,451,343	1,437,307	942,611	145,140	8,127,100

Total	$2,173,771	$3,497,480	$1,451,104	$942,611	$145,140	$8,210,106

The following table presents the activity in our allowance for acquired loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,373	—	—	—	4,373
Charge-offs	—	(4,373)	—	—	(343)	(4,716)
Recoveries	—	—	—	—	36	36

Balance at end of period	$—	$—	$—	$—	$1,601	$1,601

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	1,601	1,601

Total	$—	$—	$—	$—	$1,601	$1,601

Loans receivable:
Balance at end of period
Loans acquired with deteriorated credit quality(1)	$807,604	$2,154,106	$2,228,208	$978,542	$105,438	$6,273,898

Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	—	74	—	—	—	74
Charge-offs	—	(74)	—	—	—	(74)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Loans receivable:
Balance at end of period
Loans acquired with deterioratedcredit quality(1)	$523,503	$1,044,259	$250,440	$564,681	$118,254	$2,501,137

(1)	Includes our acquired loans. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Acquired Loans.”

As of March 31, 2012, we had a liability for unfunded loan commitments of $7 million. For the quarter ending March 31, 2012, we recognized provision for credit losses related to our unfunded loan commitments of $0.1 million.

Credit Quality

We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.

Nonperforming loans

As of March 31, 2012, we expect to fully collect the carrying value of our acquired loans, net of our allowance for acquired loan losses, and have determined that we can reasonably estimate their future cash flows, including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Information about our nonaccruing loans from our originated portfolio segment consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Commercial:
Real estate	$44,749	$43,119
Business	39,682	20,173

Total commercial	84,431	63,292
Consumer:
Residential real estate	22,021	18,668
Home equity	7,071	6,790
Other consumer	697	1,048

Total consumer	29,789	26,506

Total	$114,220	$89,798

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	Three months ended March 31,
	2012	2011
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	$1,664	$1,169

Impaired loans

The following tables provide information about our originated impaired loans including ending recorded investments, principal balances, and related allowance amounts at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 68% of the loans’ contractual principal balance at each of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate	$43,622	$31,641	$—	$39,781	$53,103	$—
Business	18,275	57,898	—	23,143	37,080	—

Total commercial	61,897	89,539	—	62,924	90,183	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	3	3	—	3	3	—
Other consumer	—	—	—	—	—	—

Total consumer	3	3	—	3	3	—

Total	$61,900	$89,542	$—	$62,927	$90,186	$—

With a related allowance recorded:
Commercial:
Real estate	$17,966	$27,091	$2,753	$20,603	$30,794	$2,890
Business	29,184	34,193	5,656	5,768	6,855	1,826

Total commercial	47,150	61,284	8,409	26,371	37,649	4,716
Consumer:
Residential real estate	13,227	13,301	2,478	12,911	12,911	2,151
Home equity	1,755	1,826	435	1,797	1,817	431
Other consumer	77	98	23	81	103	25

Total consumer	15,059	15,225	2,936	14,789	14,831	2,607

Total	$62,209	$76,509	$11,345	$41,160	$52,480	$7,323

Total
Commercial:
Real estate	$61,588	$58,732	$2,753	$60,384	$83,897	$2,890
Business	47,459	92,091	5,656	28,911	43,935	1,826

Total commercial	109,047	150,823	8,409	89,295	127,832	4,716
Consumer:
Residential real estate	13,227	13,301	2,478	12,911	12,911	2,151
Home equity	1,758	1,829	435	1,800	1,820	431
Other consumer	77	98	23	81	103	25

Total consumer	15,062	15,228	2,936	14,792	14,834	2,607

Total	$124,109	$166,051	$11,345	$104,087	$142,666	$7,323

The following tables provide information about our originated impaired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Three months ended March 31,
	2012		2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$61,826	$285	$46,353	$136
Business	48,394	149	23,687	12

Total commercial	110,220	434	70,040	148
Consumer:
Residential real estate	13,242	106	13,954	195
Home equity	1,764	16	—	—
Other consumer	79	1	—	—

Total consumer	15,085	123	13,954	195

Total	$125,305	$557	$83,994	$343

Period end nonaccrual loans differed from the amount of total impaired loans as certain troubled debt restructurings (“TDRs”), which are considered impaired loans, were accruing interest because the borrower demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonaccrual commercial loans less than $200 thousand and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
March 31, 2012:
Nonaccrual loans	$84,431	$29,789	$114,220
Plus: Accruing TDRs	32,215	10,143	42,358
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(7,599)	(24,870)	(32,469)

Total impaired loans	$109,047	$15,062	$124,109

December 31, 2011:
Nonaccrual loans	$63,292	$26,506	$89,798
Plus: Accruing TDRs	32,916	10,972	43,888
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(6,913)	(22,686)	(29,599)

Total impaired loans	$89,295	$14,792	$104,087

Credit Quality Indicators

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing(1)
March 31, 2012
Originated loans

Commercial:
Real estate	$8,325	$3,963	$28,105	$40,393	$4,174,599	$4,214,992	$—
Business	5,853	1,208	15,627	22,688	3,278,071	3,300,759	—

Total commercial	14,178	5,171	43,732	63,081	7,452,670	7,515,751	—

Consumer:
Residential real estate	7,140	2,741	17,047	26,928	1,625,867	1,652,795	—
Home equity	3,300	2,270	6,496	12,066	1,158,527	1,170,593	—
Other consumer	1,050	503	590	2,143	175,739	177,882	—

Total consumer	11,490	5,514	24,133	41,137	2,960,133	3,001,270	—

Total	$25,668	$10,685	$67,865	$104,218	$10,412,803	$10,517,021	$—

Acquired loans
Commercial:
Real estate	$37,827	$17,897	$43,437	$99,161	$2,054,945	$2,154,106	$43,437
Business	3,585	1,046	8,414	13,045	794,559	807,604	8,414

Total commercial	41,412	18,943	51,851	112,206	2,849,504	2,961,710	51,851

Consumer:
Residential real estate	14,982	10,360	61,555	86,897	2,141,311	2,228,208	61,555
Home equity	6,511	7,045	13,350	26,906	951,636	978,542	13,350
Other consumer	2,031	635	2,075	4,741	100,697	105,438	2,075

Total consumer	23,524	18,040	76,980	118,544	3,193,644	3,312,188	76,980

Total	$64,936	$36,983	$128,831	$230,750	$6,043,148	$6,273,898	$128,831

December 31, 2011
Originated loans
Commercial:
Real estate	$8,246	$973	$23,829	$33,048	$3,948,094	$3,981,142	$—
Business	4,906	716	10,540	16,162	2,935,645	2,951,807	—

Total commercial	13,152	1,689	34,369	49,210	6,883,739	6,932,949	—

Consumer:
Residential real estate	9,977	4,641	15,559	30,177	1,613,488	1,643,665	—
Home equity	1,976	2,707	6,284	10,967	1,121,406	1,132,373	—
Other consumer	1,454	686	814	2,954	164,064	167,018	—

Total consumer	13,407	8,034	22,657	44,098	2,898,958	2,943,056	—

Total	$26,559	$9,723	$57,026	$93,308	$9,782,697	$9,876,005	$—

Acquired loans
Commercial:
Real estate	$24,003	$1,302	$47,228	$72,533	$2,190,706	$2,263,239	$47,228
Business	5,076	742	9,141	14,959	804,883	819,842	9,141

Total commercial	29,079	2,044	56,369	87,492	2,995,589	3,083,081	56,369

Consumer:
Residential real estate	19,720	10,041	66,068	95,829	2,272,773	2,368,602	66,068
Home equity	7,549	3,933	18,574	30,056	1,003,559	1,033,615	18,574
Other consumer	1,799	1,162	2,226	5,187	106,093	111,280	2,226

Total consumer	29,068	15,136	86,868	131,072	3,382,425	3,513,497	86,868

Total	$58,147	$17,180	$143,237	$218,564	$6,378,014	$6,596,578	$143,237

(1)

All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of Total
March 31, 2012
Originated loans:
Pass	$3,810,897	$3,033,878	$6,844,775	91.1%
Pass watch(1)	74,684	54,738	129,422	1.7

Total Pass	3,885,581	3,088,616	6,974,197	92.8%

Criticized:(2)
Accrual	284,662	172,461	457,123	6.1%
Nonaccrual	44,749	39,682	84,431	1.1

Total criticized	329,411	212,143	541,554	7.2

Total	$4,214,992	$3,300,759	$7,515,751	100.0%

Acquired loans:
Pass	$1,809,835	$681,819	$2,491,654	84.1%
Pass watch(1)	26,549	47,100	73,649	2.5

Total Pass	1,836,384	728,919	2,565,303	86.6%

Criticized:(2)
Accrual	317,722	78,685	396,407	13.4%
Nonaccrual(3)	—	—	—	—

Total criticized	317,722	78,685	396,407	13.4

Total	$2,154,106	$807,604	$2,961,710	100.0%

December 31, 2011
Originated loans:
Pass	$3,568,407	$2,700,152	$6,268,559	90.4%
Pass watch(1)	42,896	28,663	71,559	1.0

Total Pass	3,611,303	2,728,815	6,340,118	91.4%

Criticized:(2)
Accrual	326,720	202,819	529,539	7.7%
Nonaccrual	43,119	20,173	63,292	0.9

Total criticized	369,839	222,992	592,831	8.6

Total	$3,981,142	$2,951,807	$6,932,949	100.0%

Acquired loans:
Pass	$1,910,533	$724,794	$2,635,327	85.5%
Pass watch(1)	9,736	—	9,736	0.3

Total Pass	1,920,269	724,794	2,645,063	85.8%

Criticized:(2)
Accrual	342,970	95,048	438,018	14.2%
Nonaccrual(3)	—	—	—	—

Total criticized	342,970	95,048	438,018	14.2

Total	$2,263,239	$819,842	$3,083,081	100.0%

(1)

Watch-list loans are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(2)

Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business,” under “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2011.

(3)

Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of Total
March 31, 2012
Originated loans by refreshed FICO score:
Over 700	$1,298,284	$911,288	$87,582	$2,297,154	76.5%
660-700	154,764	138,786	28,839	322,389	10.7
620-660	69,916	56,189	14,710	140,815	4.7
580-620	38,990	26,170	5,913	71,073	2.4
Less than 580	62,952	33,380	8,137	104,469	3.5
No score(1)	27,889	4,780	32,701	65,370	2.2

Total	$1,652,795	$1,170,593	$177,882	$3,001,270	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,524,155	$701,277	$44,605	$2,270,037	68.5%
660-700	175,675	100,842	14,685	291,202	8.8
620-660	78,531	58,390	9,318	146,239	4.4
580-620	49,211	38,767	4,615	92,593	2.8
Less than 580	87,084	54,563	7,724	149,371	4.5
No score(1)	313,552	24,703	24,491	362,746	11.0

Total	$2,228,208	$978,542	$105,438	$3,312,188	100.0%

December 31, 2011
Originated loans by refreshed FICO score:
Over 700	$1,290,287	$875,451	$82,345	$2,248,083	76.5%
660-700	159,293	139,666	25,951	324,910	11.0
620-660	75,552	55,294	14,445	145,291	4.9
580-620	41,323	24,271	5,277	70,871	2.4
Less than 580	62,303	32,676	9,370	104,349	3.5
No score(1)	14,907	5,015	29,630	49,552	1.7

Total	$1,643,665	$1,132,373	$167,018	$2,943,056	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,668,117	$752,107	$49,879	$2,470,103	70.4%
660-700	173,139	97,410	15,567	286,116	8.1
620-660	86,600	60,298	9,249	156,147	4.4
580-620	47,022	40,700	4,592	92,314	2.6
Less than 580	93,157	57,911	8,909	159,977	4.6
No score(1)	300,567	25,189	23,084	348,840	9.9

Total	$2,368,602	$1,033,615	$111,280	$3,513,497	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures

The following table details additional information about our TDRs at the dates indicated:

	March 31, 2012	December 31, 2011
Aggregate recorded investment of impaired loans with terms through a troubled debt restructuring:
Accruing interest	$42,358	$43,888
Nonaccrual	30,547	33,502

Total troubled debt restructurings	$72,905	$77,390

The modifications made to restructured loans typically consist of an extension of the payment terms, deferral of principal, or a rate reduction. We generally do not forgive principal when restructuring loans. The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended March 31, 2012
Commercial:
Commercial real estate
Extension of term	2	$329	$46	$—
Commercial business
Extension of term	4	1,337	191	2

Total commercial	6	1,666	237	2

Consumer:
Residential real estate
Extension of term	1	91	2	7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Home equity
Extension of term and rate reduction	2	124	—	25

Total consumer	11	1,658	4	275

Total	17	$3,324	$241	$277

Three months ended March 31, 2011
Commercial:
Commercial real estate
Extension of term	1	$217	$—	$—
Other	1	2,797	19	—
Commercial business
Extension of term	1	6	—	—
Extension of term and rate reduction	1	572	13	—

Total commercial	4	3,592	32	—

Consumer:
Residential real estate
Extension of term	1	$296	$—	$28
Rate reduction	3	153	—	35
Deferral of principal and extension of term	2	381	—	29
Extension of term and rate reduction	5	849	1	84
Other	1	153	1	4

Total consumer	12	1,832	2	180

Total	16	$5,424	$34	$180

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructuring is not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Three months ended March 31,
	2012	2011
Commercial:
Real estate	$399	$—
Business	707	—

Total commercial	1,106	—
Consumer:
Residential real estate	—	—
Home Equity	—	—
Consumer	—	—

Total consumer	—	—

Total	$1,106	$—

Residential Mortgage Banking

The following table provides information about our residential mortgage banking at the dates indicated:

	March 31,
	2012	2011
Mortgages serviced for others	$2,241,708	$1,572,925
Mortgage servicing asset recorded for loans serviced for others	18,789	12,615

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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments, at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
March 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,114	$15,007
Derivatives not designated as hedging instruments:
Interest rate swap agreements	1,195,163	58,666	1,195,163	58,782

Total derivatives	$1,195,163	$58,666	$2,510,277	$73,789

December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,278	$11,998
Derivatives not designated as hedging instruments:
Interest rate swap agreements	866,661	57,868	866,661	58,346

Total derivatives	$866,661	$57,868	$2,181,939	$70,344

(1)	Included in Other assets in our Consolidated Statements of Condition.
(2)	Included in Other liabilities in our Consolidated Statements of Condition.

Derivatives designated in hedging relationships

We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant in the first quarter of 2012 and 2011.

We have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments are designated as cash flow hedges. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges have maturities that correspond to the maturity of the related hedged borrowing. The maturities of the hedged borrowings range from 2013 to 2014. Any gain or loss associated with the effective portion of our cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings. During the next twelve months, we expect to reclassify $8.6 million of pre-tax net loss on cash flow hedges from accumulated other comprehensive income to earnings. This amount is estimated and could differ from amounts actually recognized due to changes in interest rates.

The following tables present information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended March 31,
Cash Flow Hedges	2012	2011
Interest rate swap agreements:
Amount of (loss) gain on derivatives recognized in other comprehensive income, net of tax	$(1,740)	$1,564
Amount of (loss) on derivatives reclassified from other comprehensive income to income(1)	(1,857)	(1,069)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

Derivatives not designated in hedging relationships

In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $5.7 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively, and is included in capital markets income in our Consolidated Statements of Income.

Note 5. Earnings Per Share

The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended March 31,
	2012	2011
Net income available to common stockholders	$54,750	$44,918
Less income allocable to unvested restricted stock awards	102	125

Net income allocable to common stockholders	$54,648	$44,793

Weighted average common shares outstanding:
Total shares issued	366,002	215,106
Unallocated employee stock ownership plan shares	(2,357)	(2,622)
Unvested restricted stock awards	(665)	(563)
Treasury shares	(14,157)	(5,797)

Total basic weighted average common shares outstanding	348,823	206,124
Incremental shares from assumed exercise of stock options	—	221
Incremental shares from assumed vesting of restricted stock awards	246	299

Total diluted weighted average common shares outstanding	349,069	206,644

Basic earnings per common share	$0.16	$0.22

Diluted earnings per common share	$0.16	$0.22

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	11,674	1,708

Note 6. Other Comprehensive Income

The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Pretax	Income taxes	Net
Three months ended March 31, 2012:
Securities available for sale:
Net unrealized holding gains arising during the period	$76,237	$29,105	$47,132

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Amortization of net unrealized holding gains to income during the period	(718)	(269)	(449)

Interest rate swaps designated as cash flow hedges:
Net unrealized losses arising during the period	(4,687)	(1,799)	(2,888)
Reclassification adjustment for realized losses included in net income	1,857	709	1,148

Net unrealized losses on interest rate swaps designated as cash flow hedges	(2,830)	(1,090)	(1,740)

Pension and postretirement plans:
Pension remeasurement	7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	433	382	51

	7,894	3,231	4,663

Total other comprehensive income	$80,583	$30,977	$49,606

Three months ended March 31, 2011:
Securities available for sale:
Net unrealized holding losses arising during the period	$(10,962)	$(4,165)	$(6,797)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity	(6,380)	(2,424)	(3,956)

Net unrealized gains on securities available for sale	(17,342)	(6,589)	(10,753)

Net unrealized holding gains on securities transferred from available for sale to held to maturity:
Net unrealized holding gains transferred during the period	6,380	2,424	3,956

Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	1,453	552	901
Reclassification adjustment for realized losses included in net income	1,069	406	663

Net unrealized gains on interest rate swaps designated as cash flow hedges	2,522	958	1,564

Amortization of net loss related to pension and post-retirement plans	309	106	203

Total other comprehensive loss	$(8,131)	$(3,101)	$(5,030)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains (losses) on securities available for sale	Net unrealized gains on securities transferred from available for sale to held to maturity	Unrealized gains (losses) on interest rate swaps designated as cash flow hedges	Defined benefit plans	Total
Balance, January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	47,132	(449)	(1,740)	4,663	49,606

Balance March 31, 2012	$152,408	$2,203	$(14,743)	$(22,450)	$117,418

Balance January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	(10,753)	3,956	1,564	203	(5,030)

Balance March 31, 2011	$59,937	$3,956	$4,542	$(15,594)	$52,841

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

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 Inputs—Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data through correlation or other means.

Level 3 Inputs—Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own estimates about the assumptions that market participants would use to price the asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale

The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services including brokers. As of March 31, 2012, $397 million of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Loans held for sale

We generally elected the fair value option upon origination of residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest income – loans and leases in our Consolidated Statements of Income.

There were no loans held for sale that were nonaccrual or 90 or more days past due as of March 31, 2012 or December 31, 2011. The table below presents information about our loans held for sale for which we elected the fair value option as of the dates indicated:

	March 31, 2012	December 31, 2011
Fair value carrying amount	$102,513	$94,484
Aggregate unpaid principal balance	100,823	91,540

Fair value carrying amount less aggregate unpaid principal balance	$1,690	$2,944

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

The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments was not significant to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize our assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$687,487	$—	$687,487	$—
U.S. Treasury	20,534	20,534	—	—
U.S. government agencies	5,290	—	5,290	—
U.S. government sponsored enterprises	338,333	—	338,333	—
Corporate	485,443	—	485,443	—
Trust preferred securities	18,475	—	—	18,475

Total debt securities	1,555,562	20,534	1,516,553	18,475
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	85,135	—	85,135	—
Federal National Mortgage Association	707,993	—	707,993	—
Federal Home Loan Mortgage Corporation	603,543	—	603,543	—

Collateralized mortgage obligations:

Government National Mortgage Association	2,265,643	—	2,265,643	—
Federal National Mortgage Association	1,883,978	—	1,883,978	—
Federal Home Loan Mortgage Corporation	1,673,129	—	1,673,129	—
Non-agency issued	85,835	—	85,835	—

Total collateralized mortgage obligations	5,908,585	—	5,908,585	—

Total residential mortgage-backed securities	7,305,256	—	7,305,256	—
Commercial mortgage-backed securities:
Non-agency issued	1,933,374	—	1,933,374	—

Total mortgage-backed securities	9,238,630	—	9,238,630	—

Collateralized loan obligations:
Non-agency issued	800,927	—	—	800,927

Asset-backed securities collateralized by:
Student loans	270,069	—	270,069	—
Credit cards	32,831	—	32,831	—
Auto loans	318,783	—	318,783	—
Other	105	—	105	—

Total asset-backed securities	621,788	—	621,788	—
Other	31,151	23,007	8,144	—

Total securities available for sale	12,248,058	43,541	11,385,115	819,402

Loans held for sale (1)	102,513	—	102,513	—

Interest rate swaps	58,666	—	58,666	—

Total assets	$12,409,237	$43,541	$11,546,294	$819,402

Liabilities:
Interest rate swaps	$73,789	$—	$73,789	$—

(1)	Represents loans for which we have elected the fair value option

During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data has not been available to incorporate into the pricing during the first quarter of 2012 and our purchase price becomes less relevant as time elapses from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
2012
Collateral dependent impaired loans	$38,610	$—	$30,704	$7,906	$(7,647)
2011
Collateral dependent impaired loans	$28,967	$—	$10,218	$18,749	$(4,115)

Collateral Dependent Impaired Loans

We record nonrecurring fair value adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance or charge off is recorded through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraised value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved appraiser. Updated valuations are obtained in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for assets securing substandard rated loans are usually completed within 90 days of the downgrade. An appraisal may be obtained more frequently when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral.

During the three months ended March 31, 2012, we recorded an increase of $7.6 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $39 million at March 31, 2012. During the three months ended March 31, 2011 we recorded an increase of $4.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $29 million at March 31, 2011.

Level 3 Assets

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Three months ended March 31,
	2012			2011
	Trust	Collateralized		Trust
	preferred	loan obligations	Total	preferred
Balance at beginning of period	$25,032	$—	$25,032	$919
Transfers from level 2(1)	—	157,999	157,999	—
Purchases	—	641,969	641,969	—
Settlements	(7,950)	—	(7,950)	—
Gains included in other comprehensive income	2,070	959	3,029	138
Gains (losses) included in earnings	(677)	—	(677)	—

Balance at end of period	$18,475	$800,927	$819,402	$1,057

(1)	Our policy is to recognize the transfer at the beginning of the period.

Our level 3 fair value measurements include trust preferred securities and CLOs, on a recurring basis, as well as collateral dependent loans, on a nonrecurring basis. Our trust preferred securities are collateralized debt obligations backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. We engage a third party specialist with direct industry experience in trust preferred securities valuations to provide pricing. We did not make any adjustments to the pricing of our trust preferred securities received as of March 31, 2012.

Our CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. The markets for such securities are generally characterized by a sharp reduction of issuances, a significant reduction in trading volumes and wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is severely limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Because of the inactivity in the markets and the lack of observable valuation inputs, the securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.

Our collateral dependent loans are typically valued using appraisals. To the extent that significant adjustments are made to the appraised collateral value due to a lack of direct marketplace information or saleability issues, those measurements are classified as level 3.

The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs as of the end of the period:

	Fair Value	Valuation technique	Unobservable input	Quantitative Measures
Collateralized loan obligations	$800,927	Third party pricing adjusted for credit quality and spread changes	Market spreads	160 bps - 735 bps
Collateral dependent impaired loans	7,906	Appraisals adjusted for market and saleability conditions	Discount due to lack of market data or saleability conditions	20-50%

Note: The fair values of our trust preferred securities are based upon third party pricing without adjustment and as a result the assets are not included in this table.

Significant changes in any of the unobservable inputs would result in changes in fair value of the related assets. The fair value of our CLOs is inversely related to the market spreads. Increases in market spreads would decrease the fair value of our CLOs while decreases in the market spreads would increase our fair value. For our collateral dependent impaired loans, the fair value is negatively impacted by discounts taken due to market or saleability conditions. As the discount increases, our fair value of the collateral decreases.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	March 31, 2012				December 31, 2011
		Estimated fair	Fair value			Estimated fair
	Carrying value	value	level		Carrying value	value
Financial assets:
Cash and cash equivalents	$370,380	$370,380	1		$836,555	$836,555
Investment securities available for sale	12,248,058	12,248,058	1,2,3	(1)	9,348,296	9,348,296
Investment securities held to maturity	2,503,156	2,590,922	2		2,669,630	2,752,723
Federal Home Loan Bank and Federal Reserve Bank common stock	499,328	499,328	2		358,159	358,159
Loans held for sale	102,513	102,513	2		94,484	94,484
Loans and leases, net	16,664,173	17,129,243	2,3	(2)	16,352,483	16,991,059
Interest rate swap agreements	58,666	58,666	2		57,868	57,868
Accrued interest receivable	113,514	113,514	2		103,543	103,543
Financial liabilities:
Deposits	$19,029,387	$19,051,630	2		$19,405,115	$19,460,668
Borrowings	11,041,440	11,208,955	2		8,127,121	8,328,797
Interest rate swap agreements	73,789	73,789	2		70,344	70,344
Accrued interest payable	22,660	22,660	2		21,127	21,127

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.
(2)

Loans and leases classified as level 2 are made up of $31 million of collateral dependent impaired loans without significant adjustments made to appraised values. All other loans and leases are classified as level 3.

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

Federal Home Loan Bank and Federal Reserve Bank Common Stock

The carrying value of our Federal Home Loan Bank and Federal Reserve Bank common stock, which are non-marketable equity investments, approximates fair value.

Loans and Leases

Our variable rate loans reprice as the associated rate index changes. The calculation of fair value for our variable rate loans is driven by the comparison between the loan’s margin and the prevailing margin observed in the market at the time of the valuation. Any caps and floors embedded in the loan’s pricing structure are also incorporated into the fair value. We calculated the fair value of our fixed-rate loans and leases by discounting scheduled cash flows through the estimated maturity using credit adjusted period end origination rates. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.

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

Note 8. Segment Information

We have two business segments: banking and financial services. The banking segment includes all of our retail and commercial banking operations. The financial services segment includes our insurance operations. Substantially all of our assets relate to the banking segment. Transactions between our banking and financial services segments are eliminated in consolidation.

Selected financial information for our segments follows for the periods indicated:

		Financial	Consolidated
	Banking	services	total
Three months ended March 31, 2012:
Net interest income	$242,382	$(11)	$242,371
Provision for credit losses	20,000	—	20,000

Net interest income after provision for credit losses	222,382	(11)	222,371
Noninterest income	53,043	16,865	69,908
Amortization of core deposit and other intangibles	5,324	1,142	6,466
Other noninterest expense	180,824	12,888	193,712

Income before income taxes	89,277	2,824	92,101
Income tax expense	31,158	1,078	32,236

Net income	$58,119	$1,746	$59,865

Three months ended March 31, 2011:
Net interest income	$172,930	$(62)	$172,868
Provision for credit losses	12,900	—	12,900

Net interest income after provision for credit losses	160,030	(62)	159,968
Noninterest income	36,283	15,791	52,074
Amortization of core deposit and other intangibles	4,463	1,026	5,489
Other noninterest expense	126,279	13,382	139,661

Income before income taxes	65,571	1,321	66,892
Income tax expense	21,472	502	21,974

Net income	$44,099	$819	$44,918

Note 9. New Accounting Standards

In April 2011, the Financial Accounting Standards Board (the “FASB”) released amended guidance to improve the accounting for repurchase transactions by amending the “effective control” criteria for transactions involving repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The revised guidance removes the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by a transferee, from the assessment of effective control. As a result, the level of cash collateral received by the transferor in a repurchase agreement or other similar agreement is no longer relevant in determining if a transfer should be accounted for as a sale. This guidance became effective for us in the first quarter of 2012 and is being applied prospectively. It did not have a material impact on our financial statements.

In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance became effective for us on January 1, 2012, and did not have a significant impact on our financial statements. Guidance related to the presentation requirements for reclassification adjustments has been deferred pending further deliberation by the FASB. We do not expect the remaining guidance will have a significant impact on our financial statements.

In May 2011, the FASB released new guidance to converge the fair value measurement guidance in GAAP with that of International Financial Reporting Standards (“IFRS”). The amendment provides both clarifying guidance regarding the FASB’s intent about the application of existing requirements as well as changes in certain principles or requirements. This guidance became effective for us on January 1, 2012. The amendments related to fair value measurements did not have a material impact on our financial statements and the additional disclosure requirements have been incorporated into Note 7, Fair Value Measurements.

In September 2011, the FASB released new guidance on the testing of goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test required by GAAP. The amendments became effective on January 1, 2012 and we will apply the new guidance when we perform our annual impairment test in November 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Niagara Financial Group, Inc. and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, changes in the credit quality of our borrowers and obligors on investment securities we own, increased regulation of financial institutions or other effects of recently enacted legislation, and other factors discussed under Item 1A. “Risk Factors” in both this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. First Niagara Financial Group, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2012, we had $35.5 billion in assets, $19.0 billion in deposits, and 334 full-service branch locations across Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

On July 30, 2011, the Bank entered into an agreement with HSBC and affiliates to acquire, after assignment of our purchase rights for certain branches discussed below, approximately $11 billion of deposit liabilities and approximately $2 billion in loans in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets for a deposit premium of 6.67%. Without considering expected proceeds from the assignment of our purchase right as discussed below, the purchase price totals approximately $1 billion, based on December 31, 2011 balances. The goodwill recorded will be tax deductible. At closing, the Bank will not receive any loans greater than 60 days delinquent. The Bank will also acquire certain wealth management relationships as part of the transaction. We have obtained necessary regulatory approvals and expect to complete our HSBC Acquisition on May 18, 2012, subject to customary closing conditions.

In connection with the regulatory process for the acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 branches in the Buffalo area. In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase the 26 Buffalo branches as well as 11 additional HSBC branches in the Rochester area with a total of $2.5 billion in deposits and approximately $400 million in loans. Under the terms of the agreement, Key will pay us a deposit premium of 4.6%. In January 2012, we also entered into separate agreements with Community Bank System, Inc. (“Community Bank”) and Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) for them to purchase a total of 27 First Niagara and HSBC branches in Upstate New York with $1.4 billion in deposits and $315 million in loans. Of these 27 branches, 20 consist of HSBC branches for which we will assign our purchase rights to Community Bank and Five Star, and seven are existing First Niagara branches that will be sold. Under the terms of the agreements, Community Bank will acquire 19 branches, assume approximately $1.0 billion in deposits and pay us a deposit premium of 3.2% and Five Star will acquire eight branches, assume approximately $400 million in deposits and pay us a deposit premium of 4.0%. The Key Bank, Community Bank, and Five Star transactions are expected to be completed during the second and third quarters of 2012.

On a pro-forma basis, after giving effect to the impact of (i) the assignment of our purchase rights for certain branches to Key, Community Bank and Five Star; (ii) the sale of certain First Niagara branches to Five Star; (iii) the estimated pay down of $5 billion of wholesale borrowings; and (iv) purchase accounting adjustments and the recording of goodwill and intangibles, we expect the Company and the Bank will remain “well-capitalized” under applicable regulatory capital guidelines. On that same basis, we currently estimate total assets to be $38 billion, total liabilities will be approximately $33 billion and total stockholders’ equity will be approximately $5 billion. Goodwill and other intangibles resulting from the transaction are estimated to total approximately $1 billion.

We expect to incur an additional $130 million to $160 million in pre-tax merger and acquisition expenses related to the HSBC Acquisition, primarily in the second quarter of 2012, including prepayment penalties on borrowings, redundant facilities and employee severance costs, technology costs related to system conversions and professional fees.

See Part II, Item 1A, of our 2011 Annual Report on Form 10-K for a discussion of Risk Factors surrounding the HSBC Acquisition.

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

BUSINESS AND INDUSTRY

We operate as a multi-faceted regional bank with a community banking model that provides customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products. Additionally, we offer risk management services through a wholly-owned subsidiary of the Bank.

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

During the third quarter of 2011, the Federal Reserve announced that it intended to keep interest rates low through mid-2013, and take certain actions designed to lower longer-term interest rates, referred to as “Operation Twist”. In January 2012, the Federal Reserve modified its position to keep low interest rates and extended the time horizon through at least late 2014. The Federal Reserve also announced it will continue its “Operation Twist” initiative by continuing to extend the average maturity of its securities portfolio. These actions had the impact of flattening the yield curve and reducing the yields on earning assets that are (i) adjustable rate and directly tied to longer term rates, such as certain commercial real estate loan products that we offer, and (ii) fixed rate where the rate is based on longer-term rates, such as certain of our residential real estate loan products. These reductions in yields directly impacted our net interest income in three important ways: first, they reduced the yields on our assets which we were not able to fully offset by reducing the cost of our liabilities, which is already at historic lows; second, they caused borrowers to repay their fixed rate loans at a faster rate; and third, they reduced the rates at which cash flows from these repayments could be reinvested and at which new loans are yielding. Near the end of the first quarter of 2012, divergent points of view from Federal Reserve policy makers affected the forward-looking expectations resulting in a significant increase in long-term interest rates.

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

REGULATORY REFORM

We continue to monitor the potential effects on our businesses of regulatory reform, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the revised capital and liquidity frameworks published by the Basel Committee on Banking Supervision in December 2010 and known as “Basel III.” Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1, “Business – Supervision and Regulation,” and Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We evaluate those accounting policies and estimates that we judge to be critical: those most important to the presentation of our financial condition and results of operations, and that require our most subjective and complex judgments. Accordingly, our accounting estimates relating to investment securities accounting, the accounting treatment and valuation of our acquired loans, the adequacy of our allowance for loan losses, and the analysis of the carrying value of goodwill for impairment are deemed to be critical, as our judgments could have a material effect on our results of operations. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2011 Annual Report on Form 10-K. A description of our current accounting policies involving significant management judgment follows:

Investment Securities

As of March 31, 2012, our available for sale and held to maturity investment securities totaled $14.8 billion, or 42% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price.

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

Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type. We currently have 13 loan pools from our three acquisitions.

We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, we have made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and expect to fully collect the carrying value of the loans net of the allowance for acquired loan losses.

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

We determined our allowance for loan losses by portfolio segment, which consist of commercial loans and consumer loans. Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans. We further segregate these segments between loans which are accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which includes an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses.

For our originated loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.

For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $200 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring (“TDR”) are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

Commercial loan portfolio segment

We estimate the allowance for our commercial loan portfolio segment by considering their type and loan grade. We first apply a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk.”

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

Goodwill

We test goodwill for impairment annually, as of November 1. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.

Beginning with our impairment test for 2012, we will have the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to compare each reporting unit’s fair value to carrying value to identify potential impairment (Step 1). We have two reporting units: banking and financial services.

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

SELECTED FINANCIAL DATA

	2012	2011
	March 31	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$35,517,805	$32,810,615	$31,209,507	$30,889,646	$21,439,845
Loans and leases, net	16,664,173	16,352,483	16,252,617	16,062,197	10,611,117
Investment securities:
Available for sale	12,248,058	9,348,296	8,349,237	8,219,695	5,424,731
Held to maturity	2,503,156	2,669,630	2,830,744	2,939,933	3,030,320
Goodwill and other intangibles	1,796,394	1,803,240	1,812,628	1,829,712	1,108,811
Deposits	19,029,387	19,405,115	19,624,177	18,900,495	13,455,823
Borrowings	11,041,440	8,127,121	7,085,343	7,600,926	4,904,053
Stockholders’ equity	$4,875,446	$4,798,178	$4,000,675	$3,992,835	$2,775,032
Common shares outstanding	351,936	351,834	294,898	295,245	209,432

Selected operations data:
Interest income	$290,780	$291,906	$287,147	$277,370	$208,884
Interest expense	48,409	49,393	51,718	46,933	36,016

Net interest income	242,371	242,513	235,429	230,437	172,868
Provision for credit losses	20,000	13,400	14,500	17,307	12,900

Net interest income after provision for credit losses	222,371	229,113	220,929	213,130	159,968
Noninterest income	69,908	63,685	68,655	60,895	52,074
Merger and acquisition integration expenses	12,970	6,149	9,008	76,828	6,176
Restructuring charges	2,703	13,496	16,326	11,656	1,056
Noninterest expense	184,505	182,526	178,537	166,657	137,918

Income before income taxes	92,101	90,627	85,713	18,884	66,892
Income taxes	32,236	32,166	28,732	5,334	21,974

Net income	59,865	58,461	56,981	13,550	44,918
Preferred stock dividend	5,115	—	—	—	—

Net income available to common stockholders	$54,750	$58,461	$56,981	$13,550	$44,918

Stock and related per share data:
Earnings per common share:
Basic	$0.16	$0.19	$0.19	$0.05	$0.22
Diluted	0.16	0.19	0.19	0.05	0.22
Cash dividends	0.08	0.16	0.16	0.16	0.16
Book value(1)	13.00	12.79	13.72	13.68	13.45
Tangible book value per share(1)(2)	7.86	7.62	7.50	7.41	8.08
Market Price (NASDAQ: FNFG):
High	10.35	9.99	13.59	14.54	15.10
Low	8.71	8.22	9.15	13.02	13.54
Close	$9.84	$8.63	$9.15	$13.20	$13.58

(1)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.
(2)

Tangible book value per share excludes goodwill and other intangible assets of $1.8 billion, as of March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively, and $1.1 billion as of March 31, 2011, as well as unallocated ESOP shares and unvested restricted stock shares. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2012	2011
At or for the quarter ended	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(1) :
Return on average assets	0.73%	0.73%	0.73%	0.19%	0.86%
Common equity:
Return on average common equity	4.88	5.63	5.61	1.42	6.56
Return on average tangible common equity(2)	8.12	10.03	10.28	2.59	10.94
Total equity:
Return on average equity	4.96	5.54	5.61	1.42	6.56
Return on average tangible equity(3)	7.90	9.75	10.28	2.59	10.94
Net interest rate spread	3.20	3.35	3.35	3.53	3.68
Net interest rate margin	3.34	3.48	3.48	3.65	3.80
Efficiency ratio(4)	64.1	66.0	67.0	87.6	64.5
Dividend payout ratio	50.00%	84.21%	84.21%	N/M	72.73%

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	16.75	17.84	12.56	12.69	14.13
Tier 1 risk-based capital	14.66	15.60	11.90	12.05	13.32
Tier 1 risk-based common capital(5)	12.47	13.23	11.29	11.41	12.56
Leverage ratio	9.67	9.97	7.42	7.81	8.21
Ratio of stockholders’ equity to total assets	13.73	14.62	12.82	12.93	12.94
Ratio of tangible common stockholders’ equity to tangible assets(6)	8.13	8.57	7.44	7.44	8.20
First Niagara Bank:
Total risk-based capital	15.66	16.47	12.17	12.37	12.04
Tier 1 risk-based capital	14.69	14.66	11.51	11.72	11.23
Leverage ratio	9.69%	9.38%	7.17%	7.58%	6.92%
Asset quality:
Total nonaccruing loans	$114,220	$89,798	$81,886	$82,513	$80,368
Other nonperforming assets	7,202	4,482	9,392	12,315	6,955
Total classified loans(7)	753,536	748,375	692,961	700,813	564,037
Total criticized loans(8)	1,044,731	1,144,222	1,268,879	1,253,937	972,148
Allowance for credit losses	126,746	120,100	112,749	107,028	100,126
Net loan charge-offs	$13,254	$5,835	$8,125	$7,537	$8,128
Net charge-offs to average loans	0.32%	0.14%	0.20%	0.20%	0.31%
Provision to average loans	0.48	0.32	0.34	0.38	0.49
Total nonaccruing loans to total loans	0.68	0.55	0.50	0.51	0.75
Total nonperforming assets to total assets	0.34	0.29	0.29	0.31	0.41
Allowance for loan losses to total loans	0.75	0.73	0.69	0.66	0.93
Allowance for loan losses to nonaccruing loans	111.0	133.7	137.7	129.7	124.6
Texas ratio(9)	8.73%	8.55%	10.19%	10.12%	8.51%

Asset quality—Originated loans(10) :
Net charge-offs of originated loans to average originated loans	0.34%	0.22%	0.35%	0.32%	0.40%
Provision for originated loans to average originated loans	0.61	0.45	0.60	0.64	0.65
Total nonaccruing originated loans to total originated loans	1.09	0.91	0.87	0.93	0.98
Allowance for originated loan losses to originated loans	1.19	1.20	1.20	1.21	1.22

Other data:
Number of full service branches	334	333	332	346	257
Full time equivalent employees	4,753	4,827	4,712	4,751	3,825
Effective tax rate	35.0%	35.5%	33.5%	28.2%	32.8%

N/M	Not meaningful
(1)	Computed using daily averages. Annualized where appropriate.
(2)

Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $2.1 billion, $1.9 billion, $1.8 billion, $1.7 billion, and $1.1 billion for the quarters ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)

Average tangible equity excludes average goodwill and other intangibles of $1.8 billion for the quarters ended March 31, 2012, December 31, 2011, and September 30, 2011, $1.7 billion for the quarter ended June 30, 2011, and $1.1 billion for the quarter ended March 31, 2011. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(4)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.
(5)

Tier 1 risk-based common capital is computed by subtracting the subordinated debentures associated with trust preferred securities and preferred stock from Tier I capital, divided by risk weighted assets. Tier 1 risk-based common capital, as calculated for purposes of this financial data and the earnings release, does not reflect the adjustments provided for in Basel III. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(6)

Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $2.1 billion, $2.1 billion, $1.8 billion, $1.8 billion, and $1.1 billion as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(7)

Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2011.

(8)

Beginning in the third quarter of 2011, criticized loans includes consumer loans when they are 90 days or more past due. Prior to the third quarter of 2011, criticized loans included consumer loans when they were 60 days or more past due. The impact of the change at September 30, 2011 was a reduction of criticized loans by $24 million. Criticized loans include special mention, substandard, doubtful, and loss.

(9)

The Texas ratio is computed by dividing the sum of nonperforming assets and loans 90 days past due still accruing by the sum of tangible equity and the allowance for loan losses. This is a non-GAAP measure that we believe provides management and investors with information that is useful in understanding our financial performance and position.

(10)	Originated loans represent total loans excluding acquired loans.

RESULTS OF OPERATIONS

Overview

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude merger and acquisition integration expenses and restructuring charges. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Operating results (Non-GAAP):
Net interest income	$242,371	$242,513	$172,868
Provision for credit losses	20,000	13,400	12,900
Noninterest income	69,908	63,685	52,074
Noninterest expense	184,505	182,526	137,918
Income taxes	37,721	38,215	24,350

Net operating income (Non-GAAP)	$70,053	$72,057	$49,774

Operating earnings per diluted share (Non-GAAP)	$0.19	$0.24	$0.24

Reconciliation of net operating income to net income	$70,053	$72,057	$49,774
Nonoperating expenses, net of tax at effective tax rate:
Merger and acquisition integration expenses	(8,431)	(4,256)	(4,147)
Restructuring charges	(1,757)	(9,340)	(709)

Total nonoperating expenses, net of tax	(10,188)	(13,596)	(4,856)

Net income (GAAP)	$59,865	$58,461	$44,918

Earnings per diluted share (GAAP)	$0.16	$0.19	$0.22

During the first quarter of 2012, our relationship based banking model enabled us to increase our market share and to further strengthen customer relationships in all of our markets. Our continued and profitable organic growth was driven by strong core customer fundamentals. Further, our results for the first quarter of 2012 reflect the cumulative outcomes of steady and strong organic growth enhanced by the accretive benefit of expanding our footprint across the northeast region.

Our first quarter 2012 GAAP results, including our earnings per diluted share, as compared to our fourth quarter 2011 GAAP results were most significantly impacted by:

•

The benefits of our ninth consecutive quarter of double digit average commercial loan growth, higher investment securities balances, and deposit repricing initiative were offset by lower yields as a result of the macroeconomic environment, impacted by Operation Twist, described in the section titled “Business and Industry.”

•	An 11% increase in checking account sales that translated into low cost deposit growth as well as improved fee income.

•

Increased borrowing costs as we purchased $1.5 billion in investment securities in anticipation of receiving $9.0 billion in cash from the HSBC Acquisition. These purchases were funded with borrowings that have less liquid collateral. These borrowings will be replaced with deposits upon the completion of the HSBC Acquisition.

•

A 14 basis point decrease in net interest margin driven by downward repricing of assets as well as prepayments and premium amortization on mortgage-backed securities was somewhat mitigated by the benefits of a 14 basis point decrease in the cost of interest bearing deposits.

•

A higher provision for credit losses due to some deterioration in the commercial loan portfolio acquired from Harleysville, growth in our total portfolio, and our changing portfolio mix. However, credit metrics remained strong and losses in our originated portfolio remained consistent with recent performance.

•	An increase in noninterest income resulting from the growth of our capital markets business and the seasonal nature of insurance commissions.

•	An $8 million increase in salaries and benefits due to the seasonality of payroll taxes, an increase in incentive compensation, and an increase in medical benefits.

•

$11 million less in restructuring charges as we started winding down such activities. We expect to complete these activities in the third quarter of 2012 and estimate the remaining expenses to be $3 million.

•	The full quarter impact of the 57 million shares of common stock we issued in December 2011.

•	$5 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Our first quarter 2012 GAAP results as compared to our first quarter 2011 GAAP results, including our diluted earnings per share, were primarily impacted by:

•	Our April 2011 merger with NewAlliance.

•	Lower yields on loans and securities as a result of Operation Twist, described in the section titled “Business and Industry.”

•	Our December 2011 issuance of 57 million common shares.

•	$5 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Net Interest Income

During the first quarter 2012, we focused on mitigating the negative impact of reduced yields and prepayments with deposit pricing actions. Our rate paid on interest bearing deposits dropped from 0.52% to 0.38% during the first quarter. The decrease was primarily due to the lower rates paid on our money market deposit accounts, which decreased from 0.52% in the fourth quarter 2011 to 0.28% in the first quarter 2012.

Our portfolio of residential mortgage-backed securities continues to be impacted by interest rates and the actual and expected level of prepayments on the underlying mortgages. The level of actual and expected prepayments, including the length of time prepayments remain elevated, is highly dependent on both i) the prevailing and expected interest rate environment, and ii) existing and potential future government programs designed to assist current underwater mortgage holders, such as HAMP and HARP. Interest rates during the first quarter of 2012 remained volatile, reflecting uncertainty regarding Federal Reserve monetary policy, conflicting data points surrounding the direction of the domestic economy, and a tenuous confidence surrounding the European economy. The rate on the 10 year US Treasury bond, which is an indicator of mortgage loan prepayment activity, ranged from a low of 1.83% to a high of 2.39% and ended the quarter closer to the high end of that range at 2.23%, up from 1.89% at December 31, 2011. Volatility persisted after March 31, 2012, as the rate on the 10 year US Treasury bond continued to climb before trending downward. If rates would rise from their levels at March 31, 2012, our interest income could be positively affected in several ways. We expect that the principal prepayments in our mortgage-backed securities portfolio would slow, reducing the amount of premium amortization expense in that portfolio, which would increase our interest income, including the impact of a favorable retroactive amortization adjustment required under the interest method of income recognition. Additionally, we might reinvest any proceeds received on these securities at higher interest rates. Conversely, if rates decline from their levels at March 31, 2012, our interest income would be negatively affected in several ways. We expect that the principal prepayments in our mortgage-backed securities portfolio would increase or continue at their current high level, increasing the amount of premium amortization expense in that portfolio, which would decrease our interest income, including the impact of an unfavorable retroactive amortization adjustment required under the interest method of income recognition. Additionally, we might reinvest any proceeds received on these securities at lower rates. Any significant changes in our prepayment expectations could have a material impact on our interest income due to these factors. Given the high level of uncertainty regarding both the expected magnitude and duration of the low interest rate environment, and the impact of existing and potential future government mortgage refinance programs, our future expectations of prepayment speeds could be significantly different than they were as of March 31, 2012.

As of March 31, 2012, the amount of net premiums on our residential mortgage-backed securities to be recognized in future periods amounted to approximately $268 million, which equates to a weighted average premium above par of approximately 2.9%.

Comparison to Prior Quarter

The following table presents our condensed average balance sheet information as well as taxable equivalent interest income and yields for the periods indicated. We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended March 31, 2012		Three months ended December 31, 2011		Increase (decrease)
	Average equivalent balance	Taxable outstanding yield/ rate	Average outstanding balance	Taxable equivalent yield/ rate	Average outstanding balance	Taxable equivalent yield/ rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,300,002	4.98%	$6,198,888	5.19%	$101,114	(0.21)%
Business	3,915,481	4.08	3,663,036	4.24	252,445	(0.16)

Total commercial lending	10,215,483	4.63	9,861,924	4.84	353,559	(0.21)
Residential real estate	3,945,244	4.28	4,084,796	4.41	(139,552)	(0.13)
Home equity	2,156,668	4.40	2,166,237	4.48	(9,569)	(0.08)
Other consumer	277,902	7.34	279,144	7.12	(1,242)	0.22

Total loans	16,595,297	4.62	16,392,101	4.76	203,196	(0.14)
Mortgage-backed securities(2)	10,253,774	3.19	9,691,274	3.34	562,500	(0.15)
Other investment securities(2)	2,277,900	3.48	1,574,111	4.17	703,789	(0.69)
Money market and other investments	672,641	2.28	650,503	2.27	22,138	0.01

Total interest-earning assets	29,799,612	3.99%	28,307,989	4.17%	1,491,623	(0.18)%

Noninterest-earning assets(3)(4)	3,324,475		3,387,933		(63,458)

Total assets	$33,124,087		$31,695,922		$1,428,165

Interest-bearing liabilities:
Deposits
Savings deposits	$2,565,639	0.03%	$2,621,944	0.12%	$(56,305)	(0.09)%
Checking accounts	2,223,870	0.10	2,100,907	0.12	122,963	(0.02)
Money market deposits	7,167,175	0.28	7,413,897	0.52	(246,722)	(0.24)
Certificates of deposit	3,827,367	0.98	4,161,885	0.99	(334,518)	(0.01)

Total interest-bearing deposits	15,784,051	0.38	16,298,633	0.52	(514,582)	(0.14)
Borrowings
Short-term borrowings	3,632,125	0.65	1,898,753	0.49	1,733,372	0.16
Long-term borrowings	5,334,198	2.07	5,797,390	1.75	(463,192)	0.32

Total borrowings	8,966,323	1.50	7,696,143	1.44	1,270,180	0.06

Total interest-bearing liabilities	24,750,374	0.79%	23,994,776	0.82%	755,598	(0.03)%

Noninterest-bearing deposits	3,052,665		3,077,161		(24,496)
Other noninterest-bearing liabilities	470,773		435,185		35,588

Total liabilities	28,273,812		27,507,122		766,690
Stockholders’ equity(3)	4,850,275		4,188,800		661,475

Total liabilities and stockholders’ equity	$33,124,087		$31,695,922		$1,428,165

Net interest rate spread		3.20%		3.35%		(0.15)%

Net interst rate margin		3.34%		3.48%		(0.14)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income of $248 million for the quarter ended March 31, 2012 remained essentially unchanged quarter over quarter. Overall, the yield on earning assets declined 18 basis points quarter over quarter. The combined effects of higher premium amortization, interest expense on the subordinated notes issued last December, and refinancing or repricing of our variable rate loans into lower yields were negated by higher interest income generated on new loan and securities volumes as well as continued benefits from our deposit repricing initiatives. Specifically:

•

Our average balance of investment securities increased quarter over quarter by approximately $1.3 billion due to purchases of investment securities with an approximate yield of 3.5% as part of our strategy to buy securities in anticipation of the pending HSBC Acquisition. The increase in average balance was offset by a decrease in yield of 21 basis points during the first quarter of 2012 with over half the decline driven by the $4 million increase in amortization expense related to investment securities.

•

Our average balance of loans increased by $203 million, which represented growth of $354 million in our commercial loans, offset by declines in our consumer loan types. Loan yields declined 14 basis points from the fourth quarter of 2011 due to lower yields on new originations and faster repayment of higher yielding loans.

•

While the spread between commercial loan yields and the associated cost of funds continues to hold up relatively well, the overall yield is declining as we continue to manage our balance sheet toward a shorter duration. To reduce the duration of the commercial loan portfolio, we have (a) a higher percentage of new originations that are variable; (b) we have been successful in rolling-over fixed rate maturing commercial loans into variable rates; and (c) where we haven’t been successful in rolling-over fixed rate maturing commercial loans into variable, the loans have funded at a lower fixed rate.

•

Our average balances of interest bearing deposits declined by $515 million and our average rate paid declined by 14 basis points due to our deposit pricing actions. The decline in our average balances was driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce excess liquidity.

•

Our average borrowings increased quarter over quarter by approximately $1.3 billion as their proceeds were used to execute our strategy of purchasing investment securities in anticipation of the cash proceeds from our pending HSBC Acquisition. We expect to use cash proceeds from the HSBC Acquisition to pay down borrowings as they will be replaced with core deposits. In addition to the increase in borrowings, the overall costs on borrowings also increased by six basis points due to the full quarter impact of our interest expense on our subordinated notes as well as our internal liquidity risk management strategy to pledge less liquid collateral to fund the investment security purchases.

Comparison to Prior Year Quarter

The following tables present our condensed average balance sheet information as well as taxable equivalent interest income and yields for the periods indicated. We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011		Increase (decrease)
	Average outstanding balance	Taxable equivalent yield/ rate	Average outstanding balance	Taxable equivalent yield/ rate	Average outstanding balance	Taxable equivalent yield/ rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,300,002	4.98%	$4,430,619	5.56%	$1,869,383	(0.58)%
Business	3,915,481	4.08	2,615,778	4.43	1,299,703	(0.35)

Total commercial lending	10,215,483	4.63	7,046,397	5.14	3,169,086	(0.51)
Residential real estate	3,945,244	4.28	1,738,384	4.96	2,206,860	(0.68)
Home equity	2,156,668	4.40	1,508,189	4.52	648,479	(0.12)
Other consumer	277,902	7.34	272,894	6.59	5,008	0.75

Total loans	16,595,297	4.62	10,565,864	5.12	6,029,433	(0.50)
Mortgage-backed securities(2)	10,253,774	3.19	7,155,225	3.81	3,098,549	(0.62)
Other investment securities(2)	2,277,900	3.48	948,783	3.95	1,329,117	(0.47)
Money market and other investments	672,641	2.28	193,430	4.15	479,211	(1.87)

Total interest-earning assets	29,799,612	3.99%	18,863,302	4.58%	10,936,310	(0.59)%

Noninterest-earning assets(3)(4)	3,324,475		2,256,204		1,068,271

Total assets	$33,124,087		$21,119,506		$12,004,581

Interest-bearing liabilities:
Deposits
Savings deposits	$2,565,639	0.03%	$1,243,856	0.10%	$1,321,783	(0.07)%
Checking accounts	2,223,870	0.10	1,732,971	0.11	490,899	(0.01)
Money market deposits	7,167,175	0.28	5,012,521	0.48	2,154,654	(0.20)
Certificates of deposit	3,827,367	0.98	3,253,538	1.11	573,829	(0.13)

Total interest-bearing deposits	15,784,051	0.38	11,242,886	0.56	4,541,165	(0.18)
Borrowings
Short-term borrowings	3,632,125	0.65	1,899,008	0.25	1,733,117	0.40
Long-term borrowings	5,334,198	2.07	3,064,079	2.54	2,270,119	(0.47)

Total borrowings	8,966,323	1.50	4,963,087	1.67	4,003,236	(0.17)

Total interest-bearing liabilities	24,750,374	0.79%	16,205,973	0.90%	8,544,401	(0.11)%

Noninterest-bearing deposits	3,052,665		1,837,248		1,215,417
Other noninterest-bearing liabilities	470,773		299,019		171,754

Total liabilities	28,273,812		18,342,240		9,931,572
Stockholders’ equity(3)	4,850,275		2,777,266		2,073,009

Total liabilities andstockholders’ equity	$33,124,087		$21,119,506		$12,004,581

Net interest rate spread		3.20%		3.68%		(0.48)%

Net interst rate margin		3.34%		3.80%		(0.46)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $71 million, or 40%, for the first quarter of 2012 compared to the first quarter of 2011 reflecting an increase in net interest earning assets of $2.4 billion offset by a decrease in our net interest margin of 46 basis points. The increase in net interest earning assets reflects the period over period increase in interest earning assets of $10.9 billion due to our NewAlliance merger in the second quarter of 2011, continued organic loan growth in our Upstate New York and Pennsylvania markets, and execution of our strategy to purchase investment securities in anticipation of the closing of our upcoming HSBC Acquisition. Over the same period our interest bearing liabilities increased by $8.5 billion. Offsetting the growth in the average interest earning assets were lower yields on our loans and securities in the first quarter of 2012 compared to the first quarter of 2011 brought on by the market pressures on interest rates. Our yields on interest earning assets in the first quarter of 2012 decreased 59 basis points compared to the first quarter of 2011 while costs on interest bearing liabilities decreased only 11 basis points, for a net compression in the interest rate spread of 48 basis points.

Provision for Credit Losses

Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and potential losses associated with our unfunded loan commitments. Our total provision for credit losses was $20 million for the first quarter of 2012 compared to $13 million for both the fourth and first quarters of 2011.

Our provision for credit losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $16 million, or 0.61% of average originated loans, for the first quarter of 2012, compared to $11 million, or 0.45% of average originated loans, and $13 million, or 0.65% of average originated loans, for the fourth and first quarters of 2011, respectively.

Our provision for credit losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired loans and compare this to our original estimates to evaluate the need for a loan loss provision. During the first quarter of 2012, we recognized $4 million in provision for credit losses for our acquired loans due to expected losses in excess of the credit mark recorded at acquisition for two commercial loans acquired from Harleysville that are accounted for on an individual basis. This compared to $2 million in the fourth quarter of 2011 that was related to a consumer loan pool acquired from Harleysville.

Additionally, our total provision for credit losses includes $0.1 million for unfunded loan commitments, primarily due to the increase in unfunded loan commitments to $5.3 billion at March 31, 2012. The liability is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $7 million at each of March 31, 2012 and December 31, 2011.

Noninterest Income

The following table presents our noninterest income for the periods indicated (amounts in thousands).

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Banking services	$21,593	$22,079	$19,006
Insurance commissions	16,833	15,440	15,755
Wealth management services	9,039	8,179	6,734
Mortgage banking	5,649	5,279	1,263
Lending and leasing	3,123	3,103	2,112
Bank owned life insurance	3,387	3,302	2,030
Capital markets income	6,539	2,746	2,261
Other	3,745	3,557	2,913

Total noninterest income	$69,908	$63,685	$52,074

Noninterest income as a percentage of net revenue	22.4%	20.8%	23.1%

Comparison to Prior Quarter

Noninterest income increased $6 million, or 10%, for the quarter ended March 31, 2012, compared to the fourth quarter of 2011. Changes in certain components of noninterest income are described below:

•

Banking services revenues decreased modestly as these are subject to seasonal fluctuations. Further, we continue to focus on offsetting the impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”) and expect to recover approximately 50% of the lost revenues related to this legislation through 2012 with our ongoing fee income initiatives.

•	Insurance commissions increased as policy renewals tend to be highest during the first quarter of the year.

•	Wealth management revenues grew modestly as a result of increased marketing efforts of our Private Client Services group.

•	Revenues from mortgage banking increased as a result of higher margins on our residential mortgage loan sales.

•	Capital markets revenues more than doubled as a result of our continued focus on growing this business through derivative sales to existing customers and syndication fees.

Noninterest income as a percentage of net revenue increased from 20.8% in fourth quarter of 2011 to 22.4% in the first quarter of 2012 reflecting the benefit of ongoing fee income initiatives in our commercial and retail banking operations.

Comparison to Prior Year Quarter

Noninterest income increased $18 million, or 34%, for the quarter ended March 31, 2012, compared to the first quarter of 2011. The increases in revenues from banking services, mortgage banking, and lending and leasing were primarily attributable to our April 2011 merger with NewAlliance. However, other factors contributing to changes in certain components of noninterest income are described below:

•	Insurance commissions increased as a result of our insurance agency acquisition in New England in the second quarter of 2011.

•

Wealth management services revenues increased due to the expansion of our licensed banker program whereby certain branch employees are licensed to sell securities and insurance products and work closely with our financial consultants in selling such products to our customers, and the growth strategy of our Private Client Services group as we opened offices in Buffalo, Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia and Connecticut.

•	The increase in mortgage banking revenues resulted from higher loan origination volumes driven by declining mortgage rates as well as higher loan sales margins.

•	Increased derivatives sales to existing commercial customers increased capital markets revenues.

Noninterest Expense

The following table presents our operating noninterest expense for the periods indicated (amounts in thousands):

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Salaries and benefits	$96,477	$88,796	$73,776
Occupancy and equipment	22,017	22,580	16,197
Technology and communications	19,713	18,942	12,871
Marketing and advertising	6,763	7,724	2,692
Professional services	8,895	11,669	6,039
Amortization of intangibles	6,466	6,586	5,489
FDIC premiums	6,133	6,097	6,195
Merger and acquisition integration expenses	12,970	6,149	6,176
Restructuring charges	2,703	13,496	1,056
Other	18,041	20,132	14,659

Total noninterest expenses	200,178	202,171	145,150
Less nonoperating expenses:
Merger and acquisition integration expenses	(12,970)	(6,149)	(6,176)
Restructuring charges	(2,703)	(13,496)	(1,056)

Total operating noninterest expenses(1)	$184,505	$182,526	$137,918

Efficiency ratio(2)	64.1%	66.0%	64.5%

Operating efficiency ratio(1)	59.1%	59.6%	61.3%

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

Comparison to Prior Quarter

Noninterest expenses decreased $2 million during the quarter ended March 31, 2012 from the quarter ended December 31, 2011. Changes in certain components of noninterest expense are described below:

•

Salaries and benefits increased $8 million due to the normal seasonal increase in payroll taxes and the full quarter impact of the technology employees we added in December 2011. During the first quarter of 2012, we made a $111 million tax deductible contribution to our defined benefit plans. We estimate that this contribution will reduce our salaries and benefits expense by $5 million over the remainder of 2012.

•

Marketing and advertising expenses decreased $1 million as a result of the fourth quarter 2011 launch of our new checking account marketing campaign, “You First.” New advertising material was created in the fourth quarter to support the campaign.

•	Professional services expenses decreased as we incurred expenditures in the fourth quarter of 2011 for certain projects which did not carryover into 2012.

•	Merger and integration expenses increased as a result of our pending HSBC Acquisition.

•

Restructuring charges decreased $11 million as we began winding down these activities. We expect to complete these activities in the third quarter of 2012 and estimate the remaining expenses to be $3 million.

Comparison to Prior Year Quarter

Noninterest expenses increased $55 million for the quarter ended March 31, 2012 from the quarter ended March 31, 2011 primarily due to the operations acquired in the NewAlliance merger and the growth of our infrastructure. However, other factors contributing to changes in certain components of noninterest expense are described below:

•	Salaries and benefits increased $23 million, commensurate with the increase in our full time equivalent employees from 3,825 at March 31, 2011 to 4,753 at March 31, 2012.

•

The increases in occupancy and equipment and technology and communications reflect targeted investments in an effort to enhance the sophistication and efficiency of our back office processes to support the NewAlliance merger, HSBC Acquisition, and future growth opportunities. Additionally, we outsourced our data center late in 2011 which also contributed to higher technology and communications expenses in the first quarter of 2012.

•

Notwithstanding the NewAlliance acquired assets, we were able to hold FDIC expense level from the first quarter of 2011 as a result of our capital management strategies. The Compay made capital contributions to the Bank of $645 million and $150 million in the fourth quarter of 2011 and the first quarter of 2012, respectively. In addition, the Company issued $65 million in subordinated debt to the Bank in 2012.

Merger and acquisition integration expenses of $13 million for the three months ended March 31, 2012 were primarily attributable to the pending HSBC Acquisition, while the $6 million of merger and acquisition integration expenses for each of the three months ended December 31, 2011 and March 31, 2011 were primarily attributable to the pending HSBC Acquisition and our merger with NewAlliance, respectively.

Our efficiency ratio for the current quarter was 64.1% compared to 66.0% for the quarter ended December 31, 2011 and 64.5% for the quarter March 31, 2011. Our operating efficiency ratio was 59.1% for the quarter ended March 31, 2012 compared to 59.6% for the quarter ended December 31, 2011 and 61.3% for the quarter ended March 31, 2011.

Income Taxes

Our effective tax rate of 35.0% for the three months ended March 31, 2012 decreased from 35.5% for the three months ended December 31, 2011 and increased from 32.8% for the three months ended March 31, 2011. The decrease from the three months ended December 31, 2011 was primarily due to nondeductible merger and acquisition integration expenses and minor return to accrual adjustments incurred in the fourth quarter of 2011. The increase from the three months ended March 31, 2011 was primarily due to a reduction in the impact of favorable permanent differences as a result of higher pretax income in the first quarter of 2012.

ANALYSIS OF FINANCIAL CONDITION AT MARCH 31, 2012

Overview

We noted the following balance trends in the first quarter of 2012:

•

Our available for sale investment securities portfolio increased $2.9 billion over the balance at December 31, 2011 due to the purchase of securities in anticipation of receiving cash proceeds from the pending HSBC Acquisition.

•

Our ending loan balances at March 31, 2012 increased $318 million, or 8% annualized, to $16.8 billion from $16.5 billion at December 31, 2011. The increase represents organic growth driven by our focus on our commercial lending efforts as seen in the $461 million increase in total commercial loans, or 19% on an annualized basis. Offsetting this increase was a decrease of $131 million in our residential real estate portfolio due to net run-off as ongoing consumer preference is for long-term, fixed rate products, which we generally sell and do not hold in portfolio.

•

Our net deferred tax asset totaled $64 million and $166 million at March 31, 2012 and December 31, 2011, respectively. The decrease is a result of the $111 million tax deductible contribution to the pension plans in the first quarter of 2012 in addition to an increase in the unrealized gain position on securities available for sale.

•

Core deposits decreased by $149 million or 4% on an annualized basis, driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce liquidity. We continue to focus on core customer acquisition as displayed by the 11% increase in the number of new personal checking accounts quarter over quarter.

•

Total borrowings increased by $2.9 billion as the proceeds of such borrowings were used to fund the investment securities purchased in anticipation of receiving cash proceeds from the pending HSBC Acquisition. We intend to pay down borrowings with cash proceeds following the closing of the HSBC Acquisition.

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

Our total loans and leases outstanding increased $318 million from December 31, 2011 to March 31, 2012. Our commercial loan portfolio increased $461 million, or 19% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Our Upstate New York and Western Pennsylvania markets continue to perform well as the commercial loan portfolios in those regions increased $138 million, or 11% annualized, and $52 million, or 17% annualized, respectively. In addition to the continued growth trends in the Upstate New York and Western Pennsylvania markets, our Eastern Pennsylvania market has exhibited strong growth with an increase in its commercial loan portfolio of $169 million over the fourth quarter of 2011, or 46% annualized. Our relatively new market in Connecticut and Western Massachusetts gained traction during the first quarter of 2012 with an increase of $53 million, or 11% annualized, over the fourth quarter of 2011. Commercial loans as a percentage of our total loans of 62% remained in line with the loan type composition at December 31, 2011.

Period over period, we experienced a net decrease of $131 million in our residential real estate portfolio despite originating $473 million in new residential real estate loans during 2012. The net decline reflects the net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Our home equity and other consumer loan portfolios remained relatively stable period over period.

The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	$xxxxxxx.xx	$xxxxxxx.xx	$xxxxxxx.xx	$xxxxxxx.xx
	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$5,937,820	35.3%	$5,878,618	35.7%
Construction	431,278	2.6	365,763	2.2
Business	4,108,363	24.5	3,771,649	22.9

Total commercial	10,477,461	62.4	10,016,030	60.8
Consumer:
Residential real estate	3,881,003	23.1	4,012,267	24.4
Home equity	2,149,135	12.8	2,165,988	13.1
Other consumer	283,320	1.7	278,298	1.7

Total loans and leases	16,790,919	100.0%	16,472,583	100.0%

Allowance for loan losses	(126,746)		(120,100)

Total loans and leases, net	$16,664,173		$16,352,483

Included in the table above are acquired loans with a carrying value of $6.3 billion and $6.6 billion at March 31, 2012 and December 31, 2011 respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. To the extent that the credit quality of loans deteriorates subsequent to acquisition, an allowance for loan loss is established based on our additional expected losses over the remaining life of our acquired loans. Our allowance for loan loss on our acquired loans was $2 million at each of March 31, 2012 and December 31, 2011.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Capital markets(1)	Total loans and leases
March 31, 2012:
Commercial:
Real estate	$3,242,031	$578,524	$1,138,171	$1,410,372	$—	$6,369,098
Business	1,926,358	702,337	511,787	536,027	431,854	4,108,363

Total commercial	5,168,389	1,280,861	1,649,958	1,946,399	431,854	10,477,461

Consumer:
Residential real estate	1,187,367	61,529	285,041	2,347,066	—	3,881,003
Home equity	810,898	171,427	594,986	571,824	—	2,149,135
Other consumer	171,313	54,668	43,276	14,063	—	283,320

Total loans and leases	$7,337,967	$1,568,485	$2,573,261	$4,879,352	$431,854	$16,790,919

December 31, 2011:
Commercial:
Real estate	$3,204,416	$544,326	$1,066,456	$1,429,183	$—	$6,244,381
Business	1,826,347	684,291	414,829	464,607	381,575	3,771,649

Total commercial	5,030,763	1,228,617	1,481,285	1,893,790	381,575	10,016,030

Consumer:
Residential real estate	1,225,529	55,410	292,573	2,438,755	—	4,012,267
Home equity	807,898	162,925	608,670	586,495	—	2,165,988
Other consumer	164,602	56,015	45,627	12,054	—	278,298

Total loans and leases	$7,228,792	$1,502,967	$2,428,155	$4,931,094	$381,575	$16,472,583

(1)

Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

New commercial loans, including line of credit advances totaled $2.2 billion for the three months ended March 31, 2012. The table below provides our commercial loan originations and line advances by region for 2012 (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Capital markets(1)	Total
Commercial:
Real estate	$178,793	$111,957	$154,688	$51,937	$—	$497,375
Business	777,207	468,048	224,886	159,603	101,343	1,731,087

Total	$956,000	$580,005	$379,574	$211,540	$101,343	$2,228,462

(1)

Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our commercial customer base. New commercial loans, including line of credit advances, increased 20%, 32%, and 27% over the first quarter 2011 in Upstate New York, Western Pennsylvania, and Eastern Pennsylvania, respectively. Our Connecticut and Western Massachusetts region, which was added to our franchise in the second quarter of 2011 through our NewAlliance merger, contributed to our growth with $212 million in commercial loan originations and line advances in 2012. Overall, our commercial pipelines at the end of the first quarter of 2012 continue to be robust, particularly in our newer markets.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by loan size as of the periods indicated (in millions):

	March 31, 2012		December 31, 2011
	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$311	12	$248	9
$10 million to $20 million	933	67	933	67
$5 million to $10 million	1,097	157	1,025	147
$1 million to $5 million	2,369	1,102	2,364	1,105
Less than $1 million(2)	1,659	6,996	1,674	7,137

Total commercial real estate loans	$6,369	8,334	$6,244	8,465

Commercial business loans by size(1)
Greater than or equal to $20 million	$207	7	$224	8
$10 million to $20 million	723	54	462	34
$5 million to $10 million	812	114	743	105
$1 million to $5 million	1,200	544	1,151	518
Less than $1 million(2)	1,166	20,005	1,192	19,969

Total commercial business loans	$4,108	20,724	$3,772	20,634

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table
(2)	Includes net deferred fees and costs and other adjustments

In line with our commercial real estate portfolio composition at December 31, 2011, 71% of our commercial real estate loans are non owner occupied at March 31, 2012. The table below provides the principal balance of our non owner occupied commercial real estate loans by location and property type at the date indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
March 31, 2012
Non owner occupied commercial real estate loans:
Construction, acqusition and development	$373,974	$46,037	$77,101	$65,584	$72,102	$634,798
Multifamily and apartments	888,224	59,279	160,378	179,815	44,422	1,332,118
Office and professional space	466,020	47,250	81,713	325,992	59,983	980,958
Retail	349,726	48,478	124,695	218,899	85,753	827,551
Warehouse and industrial	136,217	25,337	44,277	106,986	19,962	332,779
Other	213,683	19,560	102,713	67,264	22,373	425,593

Total non owner occupied commercial real estate loans	$2,427,844	$245,941	$590,877	$964,540	$304,595	$4,533,797

December 31, 2011
Non owner occupied commercial real estate loans:
Construction, acqusition and development	$341,176	$36,326	$59,691	$61,674	$61,595	$560,462
Multifamily and apartments	868,076	64,095	160,276	177,320	40,800	1,310,567
Office and professional space	487,517	48,562	84,320	320,638	78,084	1,019,121
Retail	325,909	41,613	120,088	221,610	86,080	795,300
Warehouse and industrial	138,940	40,413	43,249	110,067	19,955	352,624
Other	211,734	18,035	69,490	69,250	23,595	392,104

Total non owner occupied commercial real estate loans	$2,373,352	$249,044	$537,114	$960,559	$310,109	$4,430,178

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio

In anticipation of receiving $9.0 billion in cash from the HSBC Acquisition, we purchased approximately $1.5 billion of securities during the first quarter of 2012, in addition to the $1.2 billion of securities we purchased during 2011. The purchases to date are primarily comprised of commercial mortgage-backed securities but also included agency residential mortgage-backed securities, asset-backed securities, collateralized loan obligations, corporate bonds, and U.S. Treasury bonds. The average yield of the purchases is approximately 3.5%. The purchases were funded with a combination of FHLB advances, repurchase agreements, and cash received through our capital raise in early December.

Our available for sale securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 60% and 65% of our total available for sale portfolio at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, 99% and 98%, respectively, of our residential mortgage-backed securities were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. Our non-agency collateralized mortgage obligations (“CMOs”) portfolio consists primarily of investment grade securities. All of our non-agency CMOs carry various amounts of credit enhancement and none are collateralized with loans that were considered to be sub-prime at origination. While the markets for this asset class have been less active than for agency CMOs, the markets have been more active for securities that possess strong credit characteristics such as those securities in our portfolio, providing observable inputs for our valuation and liquidity should the need to sell arise.

The higher level of interest rates at the end of the first quarter of 2012 reflected divergent points of view from Federal Reserve policy makers which affected the forward-looking expectations for the direction and potential for change in future interest rate levels. Our expectations of prepayment speeds reflected these higher interest rates, and therefore the rate of premium amortization associated with our CMOs. The impact of a significant change in our expectations regarding the expected magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to lower prospective yields on our investment securities. Additionally, principal repayments on our securities could be reinvested at lower rates.

That said, our residential mortgage-backed securities portfolio, as explained below, offers some protection from higher prepayment rates and less cash flow volatility in this low interest rate environment. Within our CMOs, we own a combination of first pay and second pay sequential securities as well as planned amortization class (“PAC”) securities. We invested in these types of bonds because they provide us with more stable and consistent cash flows in various interest rate environments. Second pay sequential securities are protected from prepayments by the first pay tranche. A PAC security is also protected with a principal payment rate that is stabilized by support tranches in the structure. These support tranches, which we do not own, absorb excess prepayments when rates fall, and receive fewer prepayments to prevent extension of average life as rates rise. However, as prepayments reduce the principal of the support security, the PAC security is less protected from prepayment fluctuations.

As of March 31, 2012, our investment portfolio is primarily comprised of residential mortgage-backed securities. We expect the composition of our investment portfolio to continue to become more diversified with product types such as commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations, and corporate bonds. In addition to the purchases made in these security types in anticipation of our pending HSBC Acquisition, we also plan to grow our positions in these security types throughout 2012 with reinvestment of cash proceeds from our existing securities.

Our investment securities available for sale portfolio remains well positioned to provide a stable source of cash flow. The duration of our securities available for sale decreased modestly to 3.7 years at March 31, 2012 from 4.0 years at December 31, 2011 as a result of government refinance programs getting additional focus from mortgage servicers wishing to take advantage of these programs and refinance qualifying borrowers. Additionally, low rates during the quarter kept refinancing at a brisk pace.

At March 31, 2012, the pre-tax net unrealized gains on our available for sale investment securities increased to $247 million from $170 million at December 31, 2011. The unrealized gain represents the difference between the fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market.

Our investment in FHLB stock consists of $225 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at March 31, 2012 and of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston, respectively, at December 31, 2011. Our investment in FRB stock amounted to $129 million and $109 million at March 31, 2012 and December 31, 2011, respectively.

Deposits

At March 31, 2012, our total deposits decreased $376 million from December 31, 2011 to $19.0 billion and core deposits comprised 80% of total deposits, in line with the deposit composition at December 31, 2011. The decline was primarily driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce excess liquidity. We continue to focus on core customer acquisition. During the first quarter alone, the number of new checking accounts increased 11% from the fourth quarter of 2011 and personal checking account balances increased 15% annualized over the prior quarter.

The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	March 31, 2012		December 31, 2011		Increase (decrease)
	Amount	Percent	Amount	Percent
Core deposits:
Savings	$2,554,720	13.4%	$2,621,016	13.5%	$(66,296)
Interest-bearing checking	2,431,672	12.8	2,259,576	11.6	172,096
Money market deposits	7,100,646	37.3	7,220,902	37.3	(120,256)
Noninterest-bearing	3,200,824	16.8	3,335,356	17.2	(134,532)

Total core deposits	15,287,862	80.3	15,436,850	79.6	(148,988)
Certificates	3,741,525	19.7	3,968,265	20.4	(226,740)

Total deposits	$19,029,387	100.0%	$19,405,115	100.0%	$(375,728)

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
March 31, 2012
Core deposits:
Savings	$880,063	$144,840	$243,129	$1,286,688	$2,554,720
Interest-bearing checking	933,848	523,097	502,791	471,936	2,431,672
Money market deposits	3,441,119	1,202,982	1,095,641	1,360,904	7,100,646
Noninterest-bearing	1,314,228	690,866	526,984	668,746	3,200,824

Total core deposits	6,569,258	2,561,785	2,368,545	3,788,274	15,287,862
Certificates	1,122,586	709,472	646,805	1,262,662	3,741,525

Total deposits	$7,691,844	$3,271,257	$3,015,350	$5,050,936	$19,029,387

December 31, 2011
Core deposits:
Savings	$862,354	$136,984	$238,766	$1,382,912	$2,621,016
Interest-bearing checking	743,536	486,150	565,212	464,678	2,259,576
Money market deposits	3,372,154	1,295,675	1,158,837	1,394,236	7,220,902
Noninterest-bearing	1,417,374	699,234	523,656	695,092	3,335,356

Total core deposits	6,395,418	2,618,043	2,486,471	3,936,918	15,436,850
Certificates	1,105,717	839,983	709,810	1,312,755	3,968,265

Total deposits	$7,501,135	$3,458,026	$3,196,281	$5,249,673	$19,405,115

Borrowings

Borrowings increased to $11.0 billion at March 31, 2012 from $8.1 billion at December 31, 2011. Short-term borrowings increased by $4.1 billion from December 31, 2011 to $6.4 billion, and long-term borrowings decreased by $1.2 billion during that same period to $4.7 billion. The increase in borrowings and decrease in duration reflects our use of borrowings to purchase investment securities in anticipation of the cash proceeds from the upcoming HSBC Acquisition. We expect to close the transaction in the second quarter of 2012 and plan to use the cash received to pay down borrowings.

Capital

During the first three months of 2012, our stockholders’ equity increased $77 million from $4.8 billion at December 31, 2011 to $4.9 billion at March 31, 2012. Increases resulting from our net income of $60 million, unrealized gains, net of taxes, on our investment securities available for sale of $47 million, and $5 million from the remeasurement, net of tax, of our pension plans due to a $111 million tax deductible contribution to such plans, were partially offset by $28 million, or $0.08 per share, in common stock dividends and $5 million in preferred stock dividends.

At March 31, 2012, we held over 14 million shares of our common stock as treasury shares. While we did not repurchase any shares of our common stock during the first three months of 2012, we currently have authorization from our Board of Directors to repurchase up to an additional 12 million shares of our common stock as part of our capital management initiatives. We issued 0.1 million shares from treasury stock in connection with grants of restricted stock awards during the quarter ended March 31, 2012. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at March 31, 2012 are presented in the following table (amounts in thousands):

	Actual		Minimum amount to be well-capitalized
	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$3,011,330	9.67%	$1,557,048	5.00%
Tier 1 risk-based capital	3,011,330	14.66	1,232,468	6.00
Total risk-based capital	3,442,580	16.75	2,055,272	10.00

First Niagara Bank, N.A.:
Leverage ratio	$3,015,328	9.69%	$1,555,897	5.00%
Tier 1 risk-based capital	3,015,328	14.69	1,231,584	6.00
Total risk-based capital	3,213,938	15.66	2,052,323	10.00

As of March 31, 2012, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.).

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

A detailed description of our methodology for calculating our allowance for loan losses is included in “Critical Accounting Policies and Estimates.”

Allowance for Originated Loan Losses

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. We place originated loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income.

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

Allowance for Acquired Loan Losses

For our acquired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information.

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated (amounts in thousands):

	March 31, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to toal loans	Amount of allowance for loan losses	Percent of loans to toal loans
Commercial:
Real estate and construction	$41,619	37.9%	$50,007	37.9%
Business	71,653	24.5	57,348	22.9

Total commercial	113,272	62.4	107,355	60.8

Consumer:
Residential real estate	4,697	23.1	4,101	24.4
Home equity	4,504	12.8	4,374	13.1
Other consumer	4,273	1.7	4,270	1.7

Total	$126,746	100.0%	$120,100	100.0%

Allowance for loan losses tototal loans	0.75%		0.73%

The following table presents the activity in our allowance for originated loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	18,448	(6,767)	1,716	1,291	839	15,527
Charge-offs	(4,568)	(1,781)	(1,219)	(1,288)	(941)	(9,797)
Recoveries	425	160	99	127	412	1,223

Balance at end of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145

Allowance for loan losses:
Individually evaluated for impairment	$5,656	$2,753	$2,478	$435	$23	$11,345
Collectively evaluated for impairment	65,997	38,866	2,219	4,069	2,649	113,800

Total	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$47,459	$61,588	$13,227	$1,758	$77	$124,109
Collectively evaluated for impairment	3,253,300	4,153,404	1,639,568	1,168,835	177,805	10,392,912

Total	$3,300,759	$4,214,992	$1,652,795	$1,170,593	$177,882	$10,517,021

Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	11,047	(780)	1,384	1,920	(745)	12,826
Charge-offs	(5,087)	(2,624)	(703)	(804)	(691)	(9,909)
Recoveries	696	692	41	23	403	1,855

Balance at end of period	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126

Allowance for loan losses:
Individually evaluated for impairment	$4,370	$3,950	$873	$—	$—	$9,193
Collectively evaluated for impairment	44,320	40,305	1,603	2,998	1,707	90,933

Total	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$23,072	$46,137	$13,797	$—	$—	$83,006
Collectively evaluated for impairment	2,150,699	3,451,343	1,437,307	942,611	145,140	8,127,100

Total	$2,173,771	$3,497,480	$1,451,104	$942,611	$145,140	$8,210,106

The following table presents the activity in our acquired allowance for loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,373	—	—	—	4,373
Charge-offs	—	(4,373)	—	—	(343)	(4,716)
Recoveries	—	—	—	—	36	36

Balance at end of period	$—	$—	$—	$—	$1,601	$1,601

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	1,601	1,601

Total	$—	$—	$—	$—	$1,601	$1,601

Loans receivable:
Balance at end of period
Loans acquired with deteriorated credit quality(1)	807,604	2,154,106	2,228,208	978,542	105,438	6,273,898

Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	—	74	—	—	—	74
Charge-offs	—	(74)	—	—	—	(74)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Loans receivable:
Balance at end of period
Loans acquired with deteriorated credit quality(1)	523,503	1,044,259	250,440	564,681	118,254	2,501,137

(1)	Includes all acquired loans. See “Critical Accounting Policies and Estimates – Acquired Loans.”

As of March 31, 2012, we had a liability for unfunded loan commitments of $7 million. For the three months ended March 31, 2012, we recognized a provision for credit loss related to our unfunded loan commitments of $0.1 million. Our total unfunded commitments amounted to $5.3 billion at March 31, 2012.

Our net charge-offs of $13 million in 2012 were $7 million higher than our net charge-offs of $6 million in the fourth quarter of 2011 and $5 million higher than our net charge-offs of $8 million in the first quarter of 2011. The period over period increases were driven primarily by large charge-offs on two commercial loans acquired in the Harleysville acquisition, which are accounted for on an individual basis and comprised approximately $4 million of the net charge-offs due to expected losses in excess of the existing credit marks. The increase over the fourth quarter was also exacerbated by the low levels of charge-offs in the fourth quarter 2011. Total net charge-offs for the first quarter represented 0.32% of average total loans compared with 0.14% and 0.31% of average total loans in the fourth and first quarters of 2011, respectively. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.34% for the first quarter of 2012 compared to 0.22% and 0.40% for the fourth and first quarters of 2011, respectively. The following table details our net charge-offs by loan category for the periods indicated (amounts in thousands):

	Three months ended
	March 31, 2012		December 31, 2011		March 31, 2011
	Net	Percent of	Net	Percent of	Net	Percent of
	charge-offs	average loans	charge-offs	average loans	charge-offs	average loans
Commercial:
Real estate	$5,994	0.38%	$(212)	(0.01)%	$2,006	0.18%
Business	4,143	0.42	4,665	0.51	4,391	0.67

Total commercial	10,137	0.40	4,453	0.18	6,397	0.36

Consumer:
Residential real estate	1,120	0.11	318	0.03	662	0.15
Home equity	1,161	0.22	268	0.05	781	0.21
Other consumer	836	1.20	796	1.14	288	0.42

Total	$13,254	0.32%	$5,835	0.14%	$8,128	0.31%

As of March 31, 2012, we expect to fully collect the carrying value of our acquired loans, net of the allowance for acquired loan losses, and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more past due. As a result, we do not consider our acquired loans that are 90 days or more past due to be nonaccrual or nonperforming and continue to recognize interest income on these loans, including the impact of the loans’ accretable discount. Our nonaccruing loans increased to $114 million at March 31, 2012 compared to $90 million at December 31, 2011 largely due to three large commercial business loans in our Upstate New York footprint. These relationships have been adequately reserved for at quarter end. The increase of $24 million from December 31, 2011 to March 31, 2012 reflected the net impact of $40 million in additional nonaccruals offset by the removal of $4 million due to charge-offs, $5 million that was returned to accrual status, and $7 million due to transfers to real estate owned or paydowns. Nonperforming loans comprised 0.68% of total loans at March 31, 2012 compared to 0.55% at December 31, 2011. Excluding our acquired loans, our nonaccruing loans were 1.09% of originated loans at March 31, 2012 compared to 0.91% of originated loans at December 31, 2011.

The composition of our nonaccruing loans from our originated portfolio segment and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	March 31, 2012	December 31, 2011
Nonaccruing loans:
Commercial:
Real estate	$44,749	$43,119
Business	39,682	20,173

Total commercial	84,431	63,292
Consumer:
Residential real estate	22,021	18,668
Home equity	7,071	6,790
Other consumer	697	1,048

Total nonaccruing loans	114,220	89,798
Real estate owned	7,202	4,482

Total nonperforming assets (1)	$121,422	$94,280

Loans 90 days past due and still accruing interest (2)	$128,831	$143,237

Total nonperforming assets as a percentage of total assets	0.34%	0.29%

Total nonaccruing loans as a percentage of total loans	0.68%	0.55%

Total nonaccruing loans as a percentage of total originated loans	1.09%	0.91%

Allowance for loan losses to nonaccruing loans	111.0%	133.7%

(1)	Nonperforming assets do not include $42 million and $44 million of performing renegotiated loans that are accruing interest at March 31, 2012 and December 31, 2011, respectively.
(2)

All such loans represent acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of our originated loan portfolio remains in line with the fourth quarter at $36 million of loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due increased $27 million from $75 million as of December 31, 2011 to $102 million as of March 31, 2012. The increase was driven by one large commercial real estate loan in our Connecticut and Western Massachusetts region.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Originated loans
Commercial:
Real estate	0.2%	0.2%	0.1%	—%	0.7%	0.6%	1.0%	0.8%
Business	0.2	0.2	—	—	0.5	0.4	0.7	0.5

Total commercial	0.2	0.2	0.1	—	0.6	0.5	0.8	0.7

Consumer:
Residential real estate	0.4	0.6	0.2	0.3	1.0	0.9	1.6	1.8
Home equity	0.3	0.2	0.2	0.2	0.6	0.6	1.0	1.0
Other consumer	0.6	0.9	0.3	0.4	0.3	0.5	1.2	1.8

Total consumer	0.4	0.5	0.2	0.3	0.8	0.8	1.4	1.5

Total	0.2%	0.3%	0.1%	0.1%	0.6%	0.6%	1.0%	0.9%

Acquired loans
Commercial:
Real estate	1.8%	1.1%	0.8%	0.1%	2.0%	2.1%	4.6%	3.2%
Business	0.4	0.6	0.1	0.1	1.0	1.1	1.6	1.8

Total commercial	1.4	0.9	0.6	0.1	1.8	1.8	3.8	2.8

Consumer:
Residential real estate	0.7	0.8	0.5	0.4	2.8	2.8	3.9	4.0
Home equity	0.7	0.7	0.7	0.4	1.4	1.8	2.7	2.9
Other consumer	1.9	1.6	0.6	1.0	2.0	2.0	4.5	4.7

Total consumer	0.7	0.8	0.5	0.4	2.3	2.5	3.6	3.7

Total	1.0%	0.9%	0.6%	0.3%	2.1%	2.2%	3.7%	3.3%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. Overall levels of classified and criticized loans including our pass watch category increased slightly over the prior quarter. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of Total
	March 31, 2012	December 31, 2011
Originated loans:
Pass	91.1%	90.4%
Pass watch(1)	1.7	1.0

Total pass	92.8%	91.4%

Criticized:(2)
Accrual	6.1%	7.7
Nonaccrual	1.1	0.9

Total criticized	7.2	8.6

Total	100.0%	100.0%

Acquired loans:
Pass	84.1%	85.5%
Pass watch(1)	2.5	0.3

Total pass	86.6%	85.8%

Criticized:(2)
Accrual	13.4%	14.2%
Nonaccrual(3)	—	—

Total criticized	13.4	14.2

Total	100.0%	100.0%

(1)

Watch-list loans are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(2)

Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2011.

(3)

Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance.

The composition of our consumer portfolio segment is presented in the table below at the dates indicated:

	Percent of Total
	March 31, 2012	December 31, 2011
Originated loans by refreshed FICO score:
Over 700	76.5%	76.5%
660-700	10.7	11.0
620-660	4.7	4.9
580-620	2.4	2.4
Less than 580	3.5	3.5
No score(1)	2.2	1.7

Total	100.0%	100.0%

Acquired loans by refreshed FICO score:
Over 700	68.5%	70.4%
660-700	8.8	8.1
620-660	4.4	4.4
580-620	2.8	2.6
Less than 580	4.5	4.6
No score(1)	11.0	9.9

Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

We maintain an allowance for loan losses for our originated portfolio segment, which is concentrated in the Upstate New York region and includes to a lesser degree, loan balances from organic growth in our acquired markets of Eastern Pennsylvania, Western Pennsylvania, Connecticut and Western Massachusetts. Despite the challenging market conditions, our asset quality continues to perform well when compared to industry averages.

As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark to provide for future losses in our acquired loan portfolio. Our acquired loans include loans that were credit impaired at acquisition and evaluated individually for future credit losses (“individually analyzed acquired loans”) as well as other acquired loans evaluated collectively for future credit losses. For our individually analyzed acquired loans, our credit marks are maintained on a loan by loan basis. All remaining acquired loans reside in pools that were established based upon common characteristics such as borrower type, loan purpose, and collateral type and the credit mark is maintained at the pool level. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in additions to the provision for credit losses and the establishment of an allowance for loan losses for our acquired loans based upon the excess of expected losses over our credit mark established at time of acquisition. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $186 million and $205 million as of March 31, 2012 and December 31, 2011, respectively. The outstanding principal balances and carrying amounts of our acquired loans are presented as of the dates indicated below (in thousands):

	March 31, 2012	December 31, 2011
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$43,838	$52,272
Carrying amount	36,895	45,141

Other acquired loans evaluated collectively for future credit losses
Outstanding principal balance	6,363,527	6,698,471
Carrying amount	6,237,003	6,551,437

Total acquired loans
Outstanding principal balance	6,407,365	6,750,743
Carrying amount	6,273,898	6,596,578

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters (dollars in thousands):

	New Alliance	Harleysville	National City	Total
March 31, 2012:
Provision for credit losses	$—	$4,373	$—	$4,373
Net charge-offs	$—	$4,680	$—	$4,680
Net charge-offs to average loans	—	1.17%	—	0.29%
Nonpeforming loans	$—	$—	$—	$—
Total loans(1)	4,349,849	1,618,043	491,906	6,459,798
Allowance for acquired loan losses	—	1,601	—	1,601
Credit related discount (2)	$125,351	$44,176	$16,373	$185,900
Credit related discount as percentage of loans	2.88%	2.73%	3.33%	2.88%
Pass watch(3)	$51,834	$20,825	$989	$73,648
Criticized loans(4)	222,307	203,752	47,328	473,387
Classified loans(5)	170,709	155,157	27,997	353,863
Greater than 90 days past due and accruing(6)	72,273	52,444	4,114	128,831

December 31, 2011:
Provision for credit losses	$—	$2,347	$—	$2,347
Net charge-offs	$—	$439	$—	$439
Net charge-offs to average loans	—	0.10%	—	0.03%
Nonpeforming loans	$—	$—	$—	$—
Total loans(1)	4,579,585	1,712,147	509,957	6,801,689
Allowance for acquired loan losses	—	1,908	—	1,908
Credit related discount (2)	$142,601	$44,829	$17,681	$205,111
Credit related discount as percentage of loans	3.11%	2.62%	3.47%	3.02%
Pass watch(3)	$—	$9,736	$—	$9,736
Criticized loans(4)	251,647	222,978	51,050	525,675
Classified loans(5)	184,674	163,604	28,666	376,944
Greater than 90 days past due and accruing(6)	77,814	57,582	7,841	143,237

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

(3)

Watch-list loans are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(4)

Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2011.

(5)

Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2011.

(6)

Acquired loans were originally recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The following table provides information about our originated loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Provision for credit losses	$15,527	$10,839
Net charge-offs	$8,574	$5,396
Net charge-offs to average loans	0.34%	0.22%
Nonperforming loans	$114,220	$89,798
Nonperforming loans to total loans	1.09%	0.91%
Total loans	$10,517,021	$9,876,005
Allowance for originated loan losses	$125,145	$118,192
Allowance for originated loan losses to total originated loans	1.19%	1.20%
Pass watch(1)	$129,422	$71,559
Criticized loans(2)	571,344	618,547
Classified loans(3)	399,673	371,431
Greater than 90 days past due and accruing	—	—

(1)

Watch-list loans are performing and are considered pass, but warrant greater attention than those loans in other pass grades. While the loans warrant more attention than other pass grades, they do not exhibit characteristics of a special mention loan.

(2)

Includes special mention, substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Asset Quality Review” in our Annual Report on 10-K for the year ended December 31, 2011.

(3)

Includes consumer loans, which are considered classified when they are 90 days or more past due. Classified loans include substandard, doubtful, and loss, which are consistent with regulatory definitions, and as described in Item 1, “Business”, under the heading “Classification of Assets” in our Annual Report on 10-K for the year ended December 31, 2011.

Our total allowance for loan losses related to both our originated and acquired loans increased $7 million from December 31, 2011 to $127 million at March 31, 2012 as our total provision for loan losses of $20 million exceeded our total net charge-offs of $13 million. The ratio of our total allowance for loan losses to total loans of 0.75% at March 31, 2012 compared to 0.73% as of December 31, 2011. Excluding acquired loans, the ratio of our allowance for originated loan losses to total loans was 1.19% of originated loans at March 31, 2012 and remained consistent with the measure at December 31, 2011.

Of the $2.1 billion and $2.2 billion home equity portfolio at March 31, 2012 and December 31, 2011, respectively, $0.9 million were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of March 31, 2012 and December 31, 2011, The Interagency Supervisory Guidance issued during the first quarter of 2012 does not have a significant impact on our allowance for loan losses or the level of our nonperforming loans.

As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $73 million at March 31, 2012 from $77 million at December 31, 2011. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments. TDRs accruing interest totaled $42 million and $44 million at March 31, 2012 and December 31, 2011, respectively.

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

As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans, however, any loss would be reduced by any payments received on the loans or through the sale of collateral.

At March 31, 2012, our liability for estimated repuchase obligations on our serviced loan portfolio was $9 million compared to $8 million at December 31, 2011 and is included in other liabilities in our Consolidated Statements of Condition.

The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	March 31, 2012	December 31, 2011
30 to 59 days past due	0.32%	0.42%
60 to 89 days past due	0.13	0.17
Greater than 90 days past due	0.75	0.81

Total past due loans	1.20%	1.40%

Investment Securities Credit Risk

In the discussion of our investment portfolio, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated (in thousands):

	Amortized	Fair	Average credit rating of fair value amount
	cost	value	AA or better	A	BBB	BB or less	Not rated
March 31, 2012:
U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises debt securities, mortgage-backed securities, and collateralized mortgage obligations	$9,921,080	$10,174,500	$10,164,654	$—	$—	$—	$9,846
Commercial mortgage-backed securities	1,871,856	1,933,374	982,976	739,027	211,371	—	—
Collateralized loan obligations	800,060	800,927	602,254	167,136	22,297	—	9,240
States and political subdivisions	667,014	687,487	488,111	140,957	48,483	591	9,345
Asset-backed securities	622,019	621,788	377,979	239,391	4,418	—	—
Corporate debt and trust preferred	507,645	503,918	24,505	284,103	55,984	138,326	1,000
Other	115,008	116,986	39,579	6,116	9,541	26,722	35,028

Total investment securities	$14,504,682	$14,838,980	$12,680,058	$1,576,730	$352,094	$165,639	$64,459

December 31, 2011:
U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises debt securities, mortgage-backed securities, and collateralized mortgage obligations	$8,903,996	$9,130,714	$9,120,953	$—	$—	$—	$9,761
Commercial mortgage-backed securities	1,504,241	1,529,310	845,058	575,948	108,304	—	—
Collateralized loan obligations	158,091	157,999	118,584	33,495	5,920	—	—
States and political subdivisions	681,713	703,178	507,496	130,464	55,010	591	9,617
Asset-backed securities	96,451	93,813	71,157	22,547	109	—	—
Corporate debt and trust preferred	378,961	361,042	37,813	256,383	55,918	9,928	1,000
Other	124,178	124,963	44,276	6,945	9,227	29,352	35,163

Total investment securities	$11,847,631	$12,101,019	$10,745,337	$1,025,782	$234,488	$39,871	$55,541

This table reflects the purchase of higher risk bonds during the three months ended March 31, 2012 which were purchased to diversify our holdings and increase our investment securities yield. The weighted average credit rating of our portfolio was AA at each of March 31, 2012 and December 31, 2011.

We have assessed our securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2012, the unrealized losses on our corporate debt securities were due to a general widening of credit spreads for the types of these securities, causing their fair values to decrease. We have assessed all securities in an unrealized loss position at March 31, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary.

As of March 31, 2012, we have no direct exposure to the sovereign debt crisis resulting from the downgrading of government debt of certain European countries.

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from our inability to fund our obligations as they come due. Liquidity risk arises from our failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly or to obtain adequate funding to continue to operate profitably.

Liquidity refers to our ability to obtain cash, or to convert assets into cash timely, efficiently, and economically. Our Asset and Liability Committee establishes procedures, guidelines and limits for managing and monitoring our liquidity to ensure we maintain adequate liquidity under both normal and stressed operating conditions at all times. We manage our liquidity to ensure that we have sufficient cash to:

•	Support our operating activities,

•	Meet increases in demand for loans and other assets,

•	Provide for repayments of deposits and borrowings, and

•	To fulfill contract obligations.

Factors or conditions that could affect our liquidity management objectives include profitability changes in the mix of assets and liabilities on our balance sheet; our investment, loan, and deposit balances; our reputation; and our credit rating. A significant change in our financial performance or credit rating could reduce the availability, or increase the cost, of funding from the national markets.

Consolidated liquidity

Sources of liquidity

We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary sources of our non-deposit borrowings are repurchase agreements and FHLB advances, of which we had $3.5 billion and $6.1 billion outstanding, respectively, at March 31, 2012.

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

We have a total borrowing capacity of up to $13.7 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $4.1 billion was available as of March 31, 2012.

Uses of liquidity

The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.

In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. We had outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans of approximately $5.3 billion and $4.9 billion at March 31, 2012 and December 31, 2011, respectively.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at each of March 31, 2012 and December 31, 2011, our unused commercial lines of credit amounted to $2.8 billion, and our unused home equity and other consumer lines of credit increased to $1.6 billion at March 31, 2012 from $1.5 billion at the end of 2011. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $276 million and $278 million at March 31, 2012 and December 31, 2011, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $294 million and $275 million at March 31, 2012 and December 31, 2011, respectively.

Parent Company liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $487 million at March 31, 2012. As of March 31, 2012, we the Company has in excess of 11 quarters of cash liquidity without reliance on dividends from the Bank.

The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. During the year ended December 31, 2011, the Bank paid dividends of $75 million to the Company. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay additional dividends of approximately $387 million to the Company without obtaining regulatory approvals.

Loan Maturity and Repricing Schedule

The following table sets forth certain information at March 31, 2012 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$2,521,101	$2,743,884	$672,835	$5,937,820
Construction	317,318	68,235	45,725	431,278
Business	3,222,282	665,916	220,165	4,108,363

Total commercial	6,060,701	3,478,035	938,725	10,477,461
Residential real estate	860,527	2,147,827	872,649	3,881,003
Home equity	1,414,280	314,105	420,750	2,149,135
Other consumer	148,537	65,670	69,113	283,320

Total loans and leases	$8,484,045	$6,005,637	$2,301,237	$16,790,919

For the loans reported in the preceding table, the following sets forth at March 31, 2012, the dollar amount of all of our fixed-rate and adjustable-rate loans due after March 31, 2013 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,766,605	$1,650,114	$3,416,719
Construction	113,960	—	113,960
Business	844,807	41,274	886,081

Total commercial	2,725,372	1,691,388	4,416,760
Residential real estate	1,219,276	1,801,200	3,020,476
Home equity	734,855	—	734,855
Other consumer	134,783	—	134,783

Total loans and leases	$4,814,286	$3,492,588	$8,306,874

The following table sets forth at March 31, 2012, the dollar amount of all of our fixed-rate loans due after March 31, 2013 by the period in which the loans mature (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$492,667	$339,056	$143,808	$975,531
2 to 3 years	406,955	237,183	101,593	745,731
3 to 5 years	887,368	288,022	134,373	1,309,763

Total 1 to 5 Years	1,786,990	864,261	379,774	3,031,025
5 to 10 years	625,964	250,057	238,291	1,114,312
More than 10 years	312,418	104,958	251,573	668,949

Total	$2,725,372	$1,219,276	$869,638	$4,814,286

The following table sets forth at March 31, 2012, the dollar amount of all of our adjustable-rate loans due after March 31, 2013 by the period in which the loans reprice (in thousands):

Maturity	Commercial	Residential real estate	Total
1 to 2 years	$441,928	$268,386	$710,314
2 to 3 years	444,585	194,480	639,065
3 to 5 years	804,532	820,699	1,625,231

Total 1 to 5 Years	1,691,045	1,283,565	2,974,610
5 to 10 years	343	517,635	517,978

Total	$1,691,388	$1,801,200	$3,492,588

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

For example, as part of our normal commercial lending activities, a portion of our business and commercial real estate loans have adjustable interest rates that are based on longer term rates. The yield on these loans could fluctuate to a greater degree than loans that are based on relatively short-term rates. Accordingly, during the third quarter of 2011, as a result of actions taken by the Federal Reserve, the yield on our commercial loans was negatively impacted by lower long-term interest rates. Conversely, our cost of funding was not significantly affected by this change in interest rates because the pricing of these instruments is related to a shorter-term part of the interest rate curve.

The primary tool we use to assess our exposure to interest rate risk is a computer modeling technique that simulates the effects of variations in interest rates on net interest income. These simulations, which we conduct at least quarterly, compare multiple hypothetical interest rate scenarios to a stable or current interest rate environment. As a result of these simulations, we take actions to limit the variability on our net interest income due to changes in interest rates. Such actions include: (i) employing interest rate swaps; (ii) emphasizing the origination and retention of residential and commercial adjustable-rate loans, home equity loans, and residential fixed-rate mortgage loans having contractual maturities of no more than 20 years; (iii) selling the majority of 30 year fixed-rate, conforming residential mortgage loans into the secondary market without recourse; (iv) investing in securities with predictable cash flows; (v) growing core deposits; and (vi) utilizing wholesale borrowings to support cash flow needs and help match asset repricing.

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

	Calculated increase
	March 31, 2012		December 31, 2011
Changes in interest rates(1)	Net interest income	% Change	Net interest income	% Change
+200 basis points(2)	$23,755	2.3%	$29,669	3.2%
+100 basis points	12,443	1.2	17,020	1.8

(1)

The Federal Reserve benchmark overnight federal funds rate was 0.25% at both March 31, 2012 and December 31, 2011, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2012 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2011 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the first quarter of 2012.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed herewith:

Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: May 10, 2012	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)