Form 10-Q
period 2012-06-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2012-08-09
CIK 1051741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

As of August 3, 2012, there were issued and outstanding 352,639,601 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Condition

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$488,227	$836,555
Investment securities:
Available for sale, at fair value (amortized cost of $9,720,805 and $9,178,001 in 2012 and 2011; includes pledged securities that can be sold or repledged of $52,390 and $2,344,710 in 2012 and 2011)	9,937,271	9,348,296
Held to maturity, at amortized cost (fair value of $1,533,266 and $2,752,723 in 2012 and 2011; includes pledged securities that can be sold or repledged of $43,873 and $1,210,995 in 2012 and 2011)	1,463,872	2,669,630
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	329,555	358,159
Loans held for sale	101,596	94,484
Loans and leases (net of allowance for loan losses of $138,516 and $120,100 in 2012 and 2011)	18,625,000	16,352,483
Bank owned life insurance	397,739	392,468
Premises and equipment, net	380,611	318,101
Goodwill	2,471,749	1,708,345
Core deposit and other intangibles, net	159,856	94,895
Other assets	750,280	637,199

Total assets	$35,105,756	$32,810,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,896,987	$19,405,115
Short-term borrowings	958,044	2,208,845
Long-term borrowings	732,263	5,918,276
Other	700,249	480,201

Total liabilities	30,287,543	28,012,437

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 issued in 2012 and 2011	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares authorized; 366,002,045 shares issued in 2012 and 2011	3,660	3,660
Additional paid-in capital	4,223,851	4,228,477
Retained earnings	351,015	374,840
Accumulated other comprehensive income	103,920	67,812
Common stock held by employee stock ownership plan, 2,267,527 and 2,357,257 shares in 2012 and 2011	(18,443)	(19,070)
Treasury stock, at cost, 13,336,999 and 14,167,733 shares in 2012 and 2011	(183,792)	(195,543)

Total stockholders’ equity	4,818,213	4,798,178

Total liabilities and stockholders’ equity	$35,105,756	$32,810,615

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans and leases	$200,725	$184,341	$390,110	$316,458
Investment securities and other	99,116	93,029	200,511	169,796

Total interest income	299,841	277,370	590,621	486,254

Interest expense:
Deposits	16,391	21,324	31,389	36,945
Borrowings	24,437	25,609	57,848	46,004

Total interest expense	40,828	46,933	89,237	82,949

Net interest income	259,013	230,437	501,384	403,305
Provision for credit losses	28,100	17,307	48,100	30,207

Net interest income after provision for credit losses	230,913	213,130	453,284	373,098

Noninterest income:
Banking services	27,823	24,613	49,416	43,619
Insurance commissions	17,072	17,044	33,905	32,799
Wealth management services	9,207	7,883	18,246	14,617
Mortgage banking	7,174	3,386	12,823	4,649
Lending and leasing	4,245	2,811	7,368	4,923
Bank owned life insurance	3,848	3,055	7,235	5,085
Capital markets income	6,831	655	13,370	2,916
Gain on securities portfolio repositioning	15,895	—	15,895	—
Other	3,503	1,448	7,248	4,361

Total noninterest income	95,598	60,895	165,506	112,969

Noninterest expense:
Salaries and employee benefits	104,507	90,192	200,984	163,968
Occupancy and equipment	24,089	18,952	46,106	35,149
Technology and communications	24,434	13,929	44,147	26,800
Marketing and advertising	6,676	3,880	13,439	6,572
Professional services	9,263	9,138	18,158	15,177
Amortization of intangibles	9,839	6,573	16,305	12,062
Federal deposit insurance premiums	10,552	6,267	16,685	12,462
Merger and acquisition integration expenses	131,460	76,828	144,430	83,004
Restructuring charges	3,750	11,656	6,453	12,712
Other	21,069	17,726	39,110	32,385

Total noninterest expense	345,639	255,141	545,817	400,291

(Loss) income before income taxes	(19,128)	18,884	72,973	85,776
Income taxes	(8,204)	5,334	24,032	27,308

Net (loss) income	(10,924)	13,550	48,941	58,468
Preferred stock dividend	7,547	—	12,662	—

Net (loss) income available to common stockholders	$(18,471)	$13,550	$36,279	$58,468

(Loss) earnings per share:
Basic	$(0.05)	$0.05	$0.10	$0.24
Diluted	$(0.05)	$0.05	$0.10	$0.24

Weighted average common shares outstanding:
Basic	348,941	281,496	348,882	244,018
Diluted	348,941	282,420	349,147	244,914
Dividends per common share	$0.08	$0.16	$0.16	$0.32

See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(10,924)	$13,550	$48,941	$58,468
Other comprehensive (loss) income, net of income taxes:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(11,678)	42,817	35,454	36,020
Reclassification adjustment for realized gains included in net income	(9,798)	—	(9,798)	—
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	2,498	—	2,498	(3,956)

	(18,978)	42,817	28,154	32,064

Net unrealized holding gains on securities transferred between available for sale to held to maturity:
Net unrealized holding gains on securities transferred	(2,498)	—	(2,498)	3,956
Less: amortization of net unrealized holding gains to income	(391)	(407)	(840)	(407)

	(2,889)	(407)	(3,338)	3,549

Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	8,099	(6,065)	6,359	(4,501)

Pension and post-retirement plans:
Pension remeasurement	—	—	4,612	—
Amortization of net loss related to pension and post-retirement plans	270	356	321	559

	270	356	4,933	559

Total other comprehensive (loss) income	(13,498)	36,701	36,108	31,671

Total comprehensive (loss) income	$(24,422)	$50,251	$85,049	$90,139

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178

Net income	—	—	—	48,941	—	—	—	48,941
Total other comprehensive income, net	—	—	—	—	36,108	—	—	36,108
ESOP shares committed to be released (89,730 shares)	—	—	13	—	—	627	—	640
Stock-based compensation expense	—	—	4,054	—	—	—	—	4,054
Excess tax benefit from stock-based compensation	—	—	155	—	—	—	—	155
Restricted stock activity (830,734 shares)	—	—	(8,848)	(4,121)	—	—	11,751	(1,218)
Preferred stock dividends	—	—	—	(12,662)	—	—	—	(12,662)
Common stock dividends of $0.16 per share	—	—	—	(55,983)	—	—	—	(55,983)

Balances at June 30, 2012	$338,002	$3,660	$4,223,851	$351,015	$103,920	$(18,443)	$(183,792)	$4,818,213

Balances at January 1, 2011	$—	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070

Net income	—	—	—	58,468	—	—	—	58,468
Total other comprehensive income, net	—	—	—	—	31,671	—	—	31,671
Purchases of treasury stock (8,666,000 shares)	—	—	—	—	—	—	(121,137)	(121,137)
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	—	940	1,330,612	—	—	—	—	1,331,552
ESOP shares committed to be released (133,701 shares)	—	—	630	—	—	851	—	1,481
Stock-based compensation expense	—	—	3,760	—	—	—	—	3,760
Excess tax benefit from stock-based compensation	—	—	490	—	—	—	—	490
Exercise of stock options and restricted stock activity (815,009 shares)	—	—	(7,848)	(660)	—	—	11,079	2,571
Common stock dividends of $0.32 per share	—	—	—	(81,091)	—	—	—	(81,091)

Balances at June 30, 2011	$—	$3,091	$3,758,215	$353,387	$89,542	$(19,907)	$(191,493)	$3,992,835

See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,941	$58,468
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fees and discounts, net	(7,280)	(1,101)
Provision for credit losses	48,100	30,207
Depreciation of premises and equipment	19,945	15,555
Amortization of intangibles	16,305	12,062
Gain on securities portfolio repositioning	(15,895)	—
Origination of loans held for sale	(687,271)	(260,700)
Proceeds from sales of loans held for sale	684,515	247,839
ESOP and stock based-compensation expense	4,702	5,241
Deferred income tax expense	18,200	10,790
Contributions to defined benefit pension plans	(110,575)	—
Other, net	(7,082)	23,684

Net cash provided by operating activities	12,605	142,045

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,143,638	493,738
Proceeds from maturities of securities available for sale	135,397	134,506
Principal payments received on securities available for sale	1,031,348	598,301
Purchases of securities available for sale	(3,993,510)	(1,322,486)
Principal payments received on securities held to maturity	327,587	161,565
Purchases of securities held to maturity	—	(93,082)
Proceeds from sales (purchases) of Federal Home Loan Bank and Federal Reserve Bank common stock	28,604	(620)
Net increase in loans and leases	(782,931)	(582,008)
Acquisitions, net of cash and cash equivalents	7,298,182	(51,344)
Purchases of premises and equipment	(46,812)	(28,390)
Other, net	26,184	(8,636)

Net cash provided by (used in) investing activities	7,167,687	(698,456)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,082,726)	455,262
Repayments of short-term borrowings, net	(1,250,793)	(12,379)
Proceeds from long-term borrowings	—	550,943
Repayments of long-term borrowings	(5,126,190)	(135,832)
Purchases of treasury stock	—	(121,137)
Dividends paid on noncumulative preferred stock	(12,662)	—
Dividends paid on common stock	(55,983)	(81,076)
Other, net	(266)	5,630

Net cash (used in) provided by financing activities	(7,528,620)	661,411

Net (decrease) increase in cash and cash equivalents	(348,328)	105,000
Cash and cash equivalents at beginning of period	836,555	213,820

Cash and cash equivalents at end of period	$488,227	$318,820

Supplemental disclosures
Cash paid during the period for:
Income taxes	$12,460	$57,737
Interest expense	171,075	101,314
Acquisition of noncash assets and liabilities:
Assets acquired	2,570,284	9,062,211
Liabilities assumed	9,868,466	7,679,315

Other noncash activity:
Securities available for sale purchased not settled	49,388	25,737
Securities transferred from held to maturity to available for sale	860,674	—
Securities transferred from available for sale to held to maturity (at fair value)	—	1,994,193

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. Results for the three and six months ended June 30, 2012 do not necessarily reflect the results that may be expected for the year ending December 31, 2012. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Acquisitions

HSBC Bank Branches

On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012 (the “Purchase Agreement”). The preliminary purchase price, net of estimated premiums receivable of $130 million by the Bank upon closing of the assignments from HSBC to KeyBank N.A. (“Key”), Five Star Bank (“Five Star”), and Community Bank System, Inc. (“Community Bank”), was $764 million, subject to final closing adjustments. We also acquired certain wealth management relationships which include approximately $2.5 billion of assets under management. While the HSBC Branch Acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the HSBC Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liablities assumed), at fair value:
Cash and cash equivalents (1)	$7,390,566
Loans	1,592,579
Core deposit and other intangibles	81,683
Other assets	53,953

Total assets acquired	9,118,781

Deposits(2)	(9,854,589)
Other liabilities	(30,462)

Total liabilities acquired	(9,885,051)

Goodwill	$766,270

(1)	Amount is net of $764 million deposit premium paid to HSBC.
(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.

The above recognized amounts of loans, core deposit and other intangibles, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment but actual amounts are not expected to differ materially from those shown.

In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.1 billion in deposits and approximately $260 million in loans, and paid us a deposit premium of $95 million.

In January 2012, we also entered into separate agreements with Five Star Bank and Community Bank for them to purchase seven First Niagara branches and 20 HSBC branches, for which we had assigned our purchase rights.

On June 22, 2012, Five Star acquired four First Niagara branches with $58.6 million in loans, assumed approximately $129.3 million in deposits, and paid us a deposit premium of $5.3 million. Five Star will acquire four of the HSBC branches in the third quarter of 2012 and will pay us a deposit premium of 4.0% on the deposits assumed.

On July 20, 2012, Community Bank acquired the remaining 16 HSBC branches, with a total of $107.3 million in loans, $696.6 million in deposits, and paid us a deposit premium of $23 million. Community Bank will acquire three First Niagara branches in the third quarter of 2012, assume approximately $70 million in loans, $130 million in deposits, and pay us a deposit premium of 3.22%.

We estimated the fair value of loans acquired from HSBC by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of HSBC’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.

Information about the acquired HSBC loan portfolio as of May 18, 2012 is in the following table, and excludes lines of credit:

Contractually required principal and interest at acquisition	$758,449
Contractual cash flows not expected to be collected (nonaccretable discount)	(16,497)

Expected cash flows at acquisition	741,952
Interest component of expected cash flows (accretable discount)	(90,670)

Fair value of acquired loans (excluding lines of credit)	$651,282

The $41 million core deposit intangible asset recognized as part of the HSBC Branch Acquisition is being amortized over its estimated useful life of approximately three years using an accelerated method and the $6 million wealth management and $34 million purchased credit card relationships intangibles are being amortized over their useful lives of ten years using an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from HSBC was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificate of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding remaining maturity.

Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $144.4 million for the six months ended June 30, 2012. These merger and acquisition integration expenses included $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.

NewAlliance Bancshares, Inc.

On April 15, 2011, the Company acquired all of the outstanding common shares of NewAlliance Bancshares, Inc. (“NewAlliance”), the parent company of NewAlliance Bank, for total consideration of $1.5 billion, and thereby acquired NewAlliance Bank’s 88 branch locations across eight counties from Greenwich, Connecticut to Springfield, Massachusetts. The merger with NewAlliance enabled us to expand into the New England market, improve our core deposit base, and add additional scale in our banking operations. The results of NewAlliance’s operations are included in our Consolidated Statements of Operations from the date of acquisition.

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

Information about the acquired NewAlliance loan portfolio as of April 15, 2011 is in the following table, and excludes lines of credit:

Contractually required principal and interest at acquisition	$5,810,799
Contractual cash flows not expected to be collected (nonaccretable discount)	(183,174)

Expected cash flows at acquisition	5,627,625
Interest component of expected cash flows (accretable discount)	(1,059,207)

Fair value of acquired loans (excluding lines of credit)	$4,568,418

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

The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Operations from the date of acquisition through June 30, 2011 under the column “Actual from acquisition date through June 30, 2011.” These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2011 under the “Pro forma” column. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $82.3 million related to the NewAlliance merger that we incurred during the six months ended June 30, 2011 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2011. Cost savings are also not reflected in the unaudited pro forma amounts for the six months ended June 30, 2011.

	Actual from acquisition date through June 30, 2011	Pro forma six months June 30, 2011
Net interest income	$57,086	$472,873
Noninterest income	9,883	125,581
Net income	19,122	127,644

Pro forma earnings per share:
Basic		$0.47
Diluted		0.47

Note 2. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2012:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$638,121	$22,184	$(125)	$660,180
U.S. Treasury	19,937	807	—	20,744
U.S. government agencies	4,957	11	(4)	4,964
U.S. government sponsored enterprises	318,580	14,017	(42)	332,555
Corporate	637,147	7,452	(7,591)	637,008
Trust preferred securities	17,106	80	(2,494)	14,692

Total debt securities	1,635,848	44,551	(10,256)	1,670,143

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	55,640	2,474	—	58,114
Federal National Mortgage Association	483,164	23,120	(13)	506,271
Federal Home Loan Mortgage Corporation	429,944	14,923	—	444,867

Collateralized mortgage obligations:
Government National Mortgage Association	1,413,075	54,268	—	1,467,343
Federal National Mortgage Association	1,188,525	10,917	(1,206)	1,198,236
Federal Home Loan Mortgage Corporation	763,741	10,368	(1,021)	773,088
Non-agency issued	74,651	1,757	(98)	76,310

Total collateralized mortgage obligations	3,439,992	77,310	(2,325)	3,514,977

Total residential mortgage-backed securities	4,408,740	117,827	(2,338)	4,524,229
Commercial mortgage-backed securities:
Non-agency issued	1,860,537	77,092	(2,410)	1,935,219

Total mortgage-backed securities	6,269,277	194,919	(4,748)	6,459,448

Collateralized loan obligations:
Non-agency issued	998,583	3,016	(13,415)	988,184

Asset-backed securities collateralized by:
Student loans	350,921	2,358	(2,589)	350,690
Credit cards	32,176	549	—	32,725
Auto loans	403,044	1,888	(110)	404,822
Other	107	—	(6)	101

Total asset-backed securities	786,248	4,795	(2,705)	788,338
Other	30,849	425	(116)	31,158

Total securities available for sale	$9,720,805	$247,706	$(31,240)	$9,937,271

Investment securities held to maturity:
Residential mortgage-backed securities:

Government National Mortgage Association	$6,188	$336	$(13)	$6,511
Federal National Mortgage Association	6,585	204	—	6,789
Federal Home Loan Mortgage Corporation	7,928	354	—	8,282

Collateralized mortgage obligations:
Government National Mortgage Association	1,149,660	46,366	—	1,196,026
Federal National Mortgage Association	26,609	973	—	27,582
Federal Home Loan Mortgage Corporation	266,902	21,174	—	288,076

Total collateralized mortgage obligations	1,443,171	68,513	—	1,511,684

Total securities held to maturity	$1,463,872	$69,407	$(13)	$1,533,266

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Investment securities available for sale:

Debt securities:
States and political subdivisions	$681,713	$21,564	$(99)	$703,178
U.S. Treasury	19,929	714	—	20,643
U.S. government agencies	5,430	10	(3)	5,437
U.S. government sponsored enterprises	377,468	13,332	(664)	390,136
Corporate	349,170	779	(13,939)	336,010
Trust preferred securities	29,791	41	(4,800)	25,032

Total debt securities	1,463,501	36,440	(19,505)	1,480,436

Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	88,386	3,307	—	91,693
Federal National Mortgage Association	741,487	22,434	(71)	763,850
Federal Home Loan Mortgage Corporation	644,730	14,686	(69)	659,347
Collateralized mortgage obligations:
Government National Mortgage Association	2,329,040	63,916	(459)	2,392,497
Federal National Mortgage Association	936,768	13,782	(1,195)	949,355
Federal Home Loan Mortgage Corporation	1,091,128	15,163	(1,258)	1,105,033
Non-agency issued	93,329	1,251	(786)	93,794

Total collateralized mortgage obligations	4,450,265	94,112	(3,698)	4,540,679

Total residential mortgage-backed securities	5,924,868	134,539	(3,838)	6,055,569

Commercial mortgage-backed securities:
Non-agency issued	1,504,241	25,667	(598)	1,529,310

Total mortgage-backed securities	7,429,109	160,206	(4,436)	7,584,879

Collateralized loan obligations:
Non-agency issued	158,091	—	(92)	157,999

Asset-backed securities collateralized by:
Student loans	43,279	—	(2,561)	40,718
Credit cards	32,641	52	—	32,693
Auto loans	20,413	—	(120)	20,293
Other	118	—	(9)	109

Total asset-backed securities	96,451	52	(2,690)	93,813
Other	30,849	446	(126)	31,169

Total securities available for sale	$9,178,001	$197,144	$(26,849)	$9,348,296

Investment securities held to maturity:
Residential mortgage-backed securities:

Government National Mortgage Association	$6,421	$271	$(14)	$6,678
Federal National Mortgage Association	14,926	380	—	15,306
Federal Home Loan Mortgage Corporation	11,882	439	—	12,321

Collateralized mortgage obligations:
Government National Mortgage Association	1,883,105	48,358	—	1,931,463
Federal National Mortgage Association	196,357	4,800	—	201,157
Federal Home Loan Mortgage Corporation	556,939	28,859	—	585,798

Total collateralized mortgage obligations	2,636,401	82,017	—	2,718,418

Total securities held to maturity	$2,669,630	$83,107	$(14)	$2,752,723

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012:	value	losses	value	losses	value	losses
Investment securities available for sale:

Debt securities:
States and political subdivisions	17,398	(105)	3,418	(20)	$20,816	$(125)
U.S. government agencies	—	—	2,382	(4)	2,382	(4)
U.S. government sponsored enterprises	6,652	(7)	15,045	(35)	21,697	(42)
Corporate	165,069	(2,692)	92,138	(4,899)	257,207	(7,591)
Trust preferred securities	6,590	(408)	8,102	(2,086)	14,692	(2,494)

Total debt securities	195,709	(3,212)	121,085	(7,044)	316,794	(10,256)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	1,077	(4)	321	(9)	1,398	(13)

Collateralized mortgage obligations:
Federal National Mortgage Association	283,473	(1,206)	—	—	283,473	(1,206)
Federal Home Loan Mortgage Corporation	101,854	(1,021)	—	—	101,854	(1,021)
Non-agency issued	6,158	(60)	6,021	(38)	12,179	(98)

Total collateralized mortgage obligations	391,485	(2,287)	6,021	(38)	397,506	(2,325)

Total residential mortgage-backed securities	392,562	(2,291)	6,342	(47)	398,904	(2,338)

Commercial mortgage-backed securities:
Non-agency issued	156,283	(2,410)	—	—	156,283	(2,410)

Total mortgage-backed securities	548,845	(4,701)	6,342	(47)	555,187	(4,748)

Collateralized loan obligations:
Non-agency issued	680,812	(13,415)	—	—	680,812	(13,415)

Asset-backed securities collateralized by:
Student loans	55,469	(2,589)	—	—	55,469	(2,589)
Auto loans	105,539	(110)	—	—	105,539	(110)
Other	—	—	101	(6)	101	(6)

Total asset-backed securities	161,008	(2,699)	101	(6)	161,109	(2,705)
Other	8,531	(33)	1,297	(83)	9,828	(116)

Total securities available for sale in an unrealized loss position	$1,594,905	$(24,060)	$128,825	$(7,180)	$1,723,730	$(31,240)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,044	$(13)	$—	$—	$2,044	$(13)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	value	losses	value	losses	value	losses
Investment securities available for sale:
Debt securities:
States and political subdivisions	$12,792	$(45)	$6,121	$(54)	$18,913	$(99)
U.S. government agencies	—	—	2,189	(3)	2,189	(3)
U.S. government sponsored enterprises	77,445	(664)	—	—	77,445	(664)
Corporate	256,316	(13,357)	4,418	(582)	260,734	(13,939)
Trust preferred securities	23,055	(3,949)	800	(851)	23,855	(4,800)

Total debt securities	369,608	(18,015)	13,528	(1,490)	383,136	(19,505)

Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	21,765	(71)	—	—	21,765	(71)
Federal Home Loan Mortgage Corporation	18,236	(69)	—	—	18,236	(69)

Collateralized mortgage obligations:
Government National Mortgage Association	126,027	(459)	—	—	126,027	(459)
Federal National Mortgage Association	197,810	(1,195)	—	—	197,810	(1,195)
Federal Home Loan Mortgage Corporation	219,870	(1,258)	—	—	219,870	(1,258)
Non-agency issued	25,563	(618)	16,764	(168)	42,327	(786)

Total collateralized mortgage obligations	569,270	(3,530)	16,764	(168)	586,034	(3,698)

Total residential mortgage-backed securities	609,271	(3,670)	16,764	(168)	626,035	(3,838)

Commercial mortgage-backed securities:
Non-agency issued	164,409	(598)	—	—	164,409	(598)

Total mortgage-backed securities	773,680	(4,268)	16,764	(168)	790,444	(4,436)

Collateralized loan obligations:
Non-agency issued	86,435	(92)	—	—	86,435	(92)

Asset-backed securities collateralized by:
Student loans	40,717	(2,561)	—	—	40,717	(2,561)
Auto loans	20,293	(120)	—	—	20,293	(120)
Other	—	—	109	(9)	109	(9)

Total asset-backed securities	61,010	(2,681)	109	(9)	61,119	(2,690)
Other	9,843	(126)	—	—	9,843	(126)

Total securities available for sale in an unrealized loss position	$1,300,576	$(25,182)	$30,401	$(1,667)	$1,330,977	$(26,849)

Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,138	$(14)	$—	$—	$2,138	$(14)

During the quarter ended June 30, 2012 and subsequent to the HSBC Branch Acquisition, we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $16 million in order to manage our interest rate risk and strengthen key financial metrics. The securities sold were selected based on an assessment of their prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.

At June 30, 2012, of the 153 corporate debt obligations, collateralized loan obligations, and commercial mortgage-backed securities in an unrealized loss position, eight were in a continuous loss position for 12 months or more. At December 31, 2011, of the 62 corporate debt obligations, collateralized loan obligations, and commercial mortgage-backed securities in an unrealized loss position, one was in a continuous loss position for 12 months or more. We have assessed the securities in an unrealized loss position at June 30, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at June 30, 2012 were as follows:

	Amortized	Fair
	cost	value
Debt securities:
Within one year	$93,645	$94,039
After one year through five years	969,618	999,216
After five years through ten years	524,918	531,216
After ten years	47,667	45,672

Total debt securities	1,635,848	1,670,143

Mortgage-backed securities	7,733,149	7,992,714
Collateralized loan obligations	998,583	988,184
Asset-backed securities	786,248	788,338
Other	30,849	31,158

	$11,184,677	$11,470,537

While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio decreased to 3.1 years at June 30, 2012 from 4.1 years at December 31, 2011. Our securities portfolio repositioning decreased the duration by almost three months, our purchases of securities during the first half of 2012 decreased the duration by five months, and changes in rates decreased the duration by four months.

Note 3. Loans and Leases

Overall Portfolio

Our loan portfolio is made up of two segments, commercial loans and consumer loans. Those segments are further segregated between our loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans). Our commercial loan portfolio segment includes both business and commercial real estate loans. Our consumer portfolio segment includes residential real estate, home equity, and other consumer loans.

Our loans and leases receivable consisted of the following at the dates indicated:

	June 30, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$3,943,880	$2,147,956	$6,091,836	$3,695,102	$2,183,516	$5,878,618
Construction	540,204	77,969	618,173	286,040	79,723	365,763
Business	3,665,935	848,602	4,514,537	2,951,807	819,842	3,771,649

Total commercial	8,150,019	3,074,527	11,224,546	6,932,949	3,083,081	10,016,030

Residential real estate	1,657,738	2,379,307	4,037,045	1,643,665	2,368,602	4,012,267
Home equity	1,194,363	1,488,873	2,683,236	1,132,373	1,033,615	2,165,988
Other consumer	390,038	428,651	818,689	167,018	111,280	278,298

Total consumer	3,242,139	4,296,831	7,538,970	2,943,056	3,513,497	6,456,553

Total loans and leases	11,392,158	7,371,358	18,763,516	9,876,005	6,596,578	16,472,583
Allowance for loan losses	(135,196)	(3,320)	(138,516)	(118,192)	(1,908)	(120,100)

Total loans and leases, net	$11,256,962	$7,368,038	$18,625,000	$9,757,813	$6,594,670	$16,352,483

As of June 30, 2012, we had a liability for unfunded loan commitments of $11 million. For the six months ended June 30, 2012, we recognized provision for credit losses related to our unfunded loan commitments of $0.4 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million through a purchase accounting adjustment.

Of the $2.7 billion and $2.2 billion home equity portfolio at June 30, 2012 and December 31, 2011, respectively, $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2012 and December 31, 2011. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at June 30, 2012, but did not have a significant impact on our allowance for loan losses.

Acquired Loan Portfolios

We have acquired loans in four acquisitions since January 1, 2009. All loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC 310-20. The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	June 30,	December 31,
	2012	2011
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$35,822	$52,272
Carrying amount	28,709	45,141

Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	5,453,690	5,459,446
Carrying amount	5,366,238	5,369,414

Other acquired loans
Outstanding principal balance	2,056,604	1,239,025
Carrying amount	1,976,412	1,182,023

Total acquired loans
Outstanding principal balance	7,546,116	6,750,743
Carrying amount	7,371,358	6,596,578

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2011	$(325,851)
NewAlliance acquisition	(1,059,207)
Net reclassifications from nonaccretable yield	(23,830)
Accretion	221,988

Balance at December 31, 2011	(1,186,900)
Accretion	127,412
HSBC Acquisition	(90,670)
Net reclassifications to nonaccretable yield	144

Balance at June 30, 2012	$(1,150,014)

Allowance for loan losses

We establish our allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of our loan portfolio. We determined our allowance for loan losses by portfolio segment as defined above. For our originated loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate for qualitative risk factors specific to respective loan types.

We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	33,487	(1,485)	2,302	3,375	3,223	40,902
Charge-offs	(16,631)	(4,010)	(1,555)	(2,963)	(1,856)	(27,015)
Recoveries	1,530	433	280	266	803	3,312
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)

Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

Allowance for loan losses:
Individually evaluated for impairment	$1,645	$2,734	$2,494	$397	$23	$7,293
Collectively evaluated for impairment	74,063	42,193	2,582	4,574	4,491	127,903

Total	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$40,514	$64,734	$12,405	$1,617	$72	$119,342
Collectively evaluated for impairment	3,625,421	4,419,350	1,645,333	1,192,746	389,966	11,272,816

Total	$3,665,935	$4,484,084	$1,657,738	$1,194,363	$390,038	$11,392,158

Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	21,390	1,254	1,728	2,412	(327)	26,457
Charge-offs	(9,048)	(6,117)	(1,079)	(1,671)	(1,322)	(19,237)
Recoveries	2,026	1,398	240	61	729	4,454

Balance at end of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028

Allowance for loan losses:
Individually evaluated for impairment	$2,195	$2,599	$1,716	$—	$—	$6,510
Collectively evaluated for impairment	54,207	40,903	927	2,661	1,820	100,518

Total	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$18,109	$44,303	$12,459	$—	$—	$74,871
Collectively evaluated for impairment	2,384,472	3,631,154	1,601,937	1,014,418	152,843	8,784,824

Total	$2,402,581	$3,675,457	$1,614,396	$1,014,418	$152,843	$8,859,695

Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Provision for loan losses	15,039	5,282	586	2,084	2,384	25,375
Charge-offs	(12,063)	(2,229)	(336)	(1,675)	(915)	(17,218)
Recoveries	1,105	273	181	139	391	2,089
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)

Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126
Provision for loan losses	10,343	2,034	344	492	418	13,631
Charge-offs	(3,961)	(3,493)	(376)	(867)	(631)	(9,328)
Recoveries	1,330	706	199	38	326	2,599

Balance at end of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,801	—	—	2,000	6,801
Charge-offs	—	(4,999)	—	—	(701)	(5,700)
Recoveries	—	198	—	—	113	311

Balance at end of period	$—	$—	$—	$—	$3,320	$3,320

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	3,320	3,320

Total	$—	$—	$—	$—	$3,320	$3,320

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$2,849	$—	$—	$—	$—	$2,849
Collectively evaluated for impairment	549,839	—	—	1,098,995	324,729	1,973,563
Loans acquired with deteriorated credit quality	295,914	2,225,925	2,379,307	389,878	103,922	5,394,946

Total	$848,602	$2,225,925	$2,379,307	$1,488,873	$428,651	$7,371,358

Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	536	—	—	—	882
Charge-offs	(346)	(536)	—	—	—	(882)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	509,186	—	—	639,984	43,722	1,192,892
Loans acquired with deteriorated credit quality	423,563	2,454,844	2,656,415	506,263	75,553	6,116,638

Total	$932,749	$2,454,844	$2,656,415	$1,146,247	$119,275	$7,309,530

Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,601	$1,601
Provision for loan losses	—	428	—	—	2,000	2,428
Charge-offs	—	(626)	—	—	(358)	(984)
Recoveries	—	198	—	—	77	275

Balance at end of period	$—	$—	$—	$—	$3,320	$3,320

Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	462	—	—	—	808
Charge-offs	(346)	(462)	—	—	—	(808)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

Credit Quality

We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.

Nonperforming loans

Our nonaccruing loans consisted of the following at the dates indicated:

	June 30, 2012			December 31, 2011
	Originated	Acquired(1)	Total	Originated	Acquired	Total
Commercial:
Real estate	$46,881	$—	$46,881	$43,119	$—	$43,119
Business	30,714	4,976	35,690	20,173	—	20,173

Total commercial	77,595	4,976	82,571	63,292	—	63,292

Consumer:
Residential real estate	23,058	—	23,058	18,668	—	18,668
Home equity	8,119	14,042	22,161	6,790	—	6,790
Other consumer	926	356	1,282	1,048	—	1,048

Total consumer	32,103	14,398	46,501	26,506	—	26,506

Total	$109,698	$19,374	$129,072	$89,798	$—	$89,798

(1)	The remaining credit discount recorded at acquisition remains adequate to cover losses on these balances.

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	June 30,
	2012	2011
Six months ended:
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	$3,130	$2,448

Three months ended:
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	$1,466	$1,279

Impaired loans

The following tables provide information about our impaired loans including ending recorded investments, principal balances, and related allowance amounts at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 66% and 68% of the loans’ contractual principal balance at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
With no related allowance recorded:
Commercial:
Real estate	$45,025	$63,552	$—	$39,781	$53,103	$—
Business (1)	29,147	49,117	—	23,143	37,080	—

Total commercial	74,172	112,669	—	62,924	90,183	—
Consumer:
Residential real estate	—	—	—	—	—	—
Home equity	3	3	—	3	3	—
Other consumer	—	—	—	—	—	—

Total consumer	3	3	—	3	3	—

Total	$74,175	$112,672	$—	$62,927	$90,186	$—

With a related allowance recorded:
Commercial:
Real estate	$19,709	$25,967	$2,734	$20,603	$30,794	$2,890
Business	11,367	17,643	1,645	5,768	6,855	1,826

Total commercial	31,076	43,610	4,379	26,371	37,649	4,716
Consumer:
Residential real estate	12,405	12,757	2,494	12,911	12,911	2,151
Home equity	1,614	1,686	397	1,797	1,817	431
Other consumer	72	93	23	81	103	25

Total consumer	14,091	14,536	2,914	14,789	14,831	2,607

Total	$45,167	$58,146	$7,293	$41,160	$52,480	$7,323

Total
Commercial:
Real estate	$64,734	$89,519	$2,734	$60,384	$83,897	$2,890
Business	40,514	66,760	1,645	28,911	43,935	1,826

Total commercial	105,248	156,279	4,379	89,295	127,832	4,716
Consumer:
Residential real estate	12,405	12,757	2,494	12,911	12,911	2,151
Home equity	1,617	1,689	397	1,800	1,820	431
Other consumer	72	93	23	81	103	25

Total consumer	14,094	14,539	2,914	14,792	14,834	2,607

Total	$119,342	$170,818	$7,293	$104,087	$142,666	$7,323

(1)

Includes impaired acquired loans with a recorded investment of $2.8 million and unpaid principal balance of $2.9 million impaired at June 30, 2012. There were no impaired acquired loans at December 31, 2011.

The following tables provide information about our impaired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Six months ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Commercial:
Real estate	$71,409	$563	$46,993	$190
Business (1)	39,884	283	22,249	35

Total commercial	111,293	846	69,242	225
Consumer:
Residential real estate	12,480	206	12,337	288
Home equity	1,628	30	—	—
Other consumer	77	2	—	—

Total consumer	14,185	238	12,337	288

Total	$125,478	$1,084	$81,579	$513

	Three months ended June 30,
	2012		2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Commercial:
Real estate	$63,161	$278	$45,220	$54
Business (1)	46,083	134	20,590	23

Total commercial	109,244	412	65,810	77
Consumer:
Residential real estate	12,816	100	13,128	93
Home equity	1,687	14	—	—
Other consumer	74	1	—	—

Total consumer	14,577	115	13,128	93

Total	$123,821	$527	$78,938	$170

(1)

Includes impaired acquired loans with a average recorded investment of $1.8 million and $3.5 million impaired for the six and three months ended June 30, 2012, respectively. There were no impaired acquired loans for both the six and three months ended June 30, 2011.

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

	Commercial	Consumer	Total
June 30, 2012:
Nonaccrual loans	$82,571	$46,501	$129,072
Plus: Accruing TDRs	32,599	9,541	42,140
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(9,922)	(41,948)	(51,870)

Total impaired loans	$105,248	$14,094	$119,342

December 31, 2011:
Nonaccrual loans	$63,292	$26,506	$89,798
Plus: Accruing TDRs	32,916	10,972	43,888
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(6,913)	(22,686)	(29,599)

Total impaired loans	$89,295	$14,792	$104,087

Credit Quality Indicators

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following tables contain an aging analysis of our loans by class at the dates indicated:

			Greater than				Greater than
	30-59 days	60-89 days	90 days	Total		Total loans	90 days
	past due	past due	past due	past due	Current	receivable	and accruing(1)
June 30, 2012
Originated loans

Commercial:
Real estate	$7,563	$8,100	$24,700	$40,363	$4,443,721	$4,484,084	$—
Business	2,894	1,146	22,008	26,048	3,639,887	3,665,935	—

Total commercial	10,457	9,246	46,708	66,411	8,083,608	8,150,019	—

Consumer:
Residential real estate	4,929	1,767	18,711	25,407	1,632,331	1,657,738	—
Home equity	2,516	2,534	6,050	11,100	1,183,263	1,194,363	—
Other consumer	1,309	477	690	2,476	387,562	390,038	—

Total consumer	8,754	4,778	25,451	38,983	3,203,156	3,242,139	—

Total	$19,211	$14,024	$72,159	$105,394	$11,286,764	$11,392,158	$—

Acquired loans
Commercial:
Real estate	$24,906	$5,959	$45,762	$76,627	$2,149,298	$2,225,925	$45,762
Business	4,619	1,382	8,677	14,678	833,924	848,602	6,083

Total commercial	29,525	7,341	54,439	91,305	2,983,222	3,074,527	51,845

Consumer:
Residential real estate	16,189	9,427	65,070	90,686	2,288,621	2,379,307	65,070
Home equity	9,456	3,663	17,014	30,133	1,458,740	1,488,873	7,605
Other consumer	5,189	1,294	1,500	7,983	420,668	428,651	1,148

Total consumer	30,834	14,384	83,584	128,802	4,168,029	4,296,831	73,823

Total	$60,359	$21,725	$138,023	$220,107	$7,151,251	$7,371,358	$125,668

December 31, 2011
Originated loans
Commercial:
Real estate	$8,246	$973	$23,829	$33,048	$3,948,094	$3,981,142	$—
Business	4,906	716	10,540	16,162	2,935,645	2,951,807	—

Total commercial	13,152	1,689	34,369	49,210	6,883,739	6,932,949	—

Consumer:
Residential real estate	9,977	4,641	15,559	30,177	1,613,488	1,643,665	—
Home equity	1,976	2,707	6,284	10,967	1,121,406	1,132,373	—
Other consumer	1,454	686	814	2,954	164,064	167,018	—

Total consumer	13,407	8,034	22,657	44,098	2,898,958	2,943,056	—

Total	$26,559	$9,723	$57,026	$93,308	$9,782,697	$9,876,005	$—

Acquired loans
Commercial:
Real estate	$24,003	$1,302	$47,228	$72,533	$2,190,706	$2,263,239	$47,228
Business	5,076	742	9,141	14,959	804,883	819,842	9,141

Total commercial	29,079	2,044	56,369	87,492	2,995,589	3,083,081	56,369

Consumer:
Residential real estate	19,720	10,041	66,068	95,829	2,272,773	2,368,602	66,068
Home equity	7,549	3,933	18,574	30,056	1,003,559	1,033,615	18,574
Other consumer	1,799	1,162	2,226	5,187	106,093	111,280	2,226

Total consumer	29,068	15,136	86,868	131,072	3,382,425	3,513,497	86,868

Total	$58,147	$17,180	$143,237	$218,564	$6,378,014	$6,596,578	$143,237

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

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of Total
June 30, 2012
Originated loans:
Pass	$4,060,005	$3,395,100	$7,455,105	91.5%
Pass watch(1)	121,326	73,577	194,903	2.4

Total Pass	4,181,331	3,468,677	7,650,008	93.9%

Criticized:(2)
Accrual	255,872	166,544	422,416	5.1%
Nonaccrual	46,881	30,714	77,595	1.0

Total criticized	302,753	197,258	500,011	6.1

Total	$4,484,084	$3,665,935	$8,150,019	100.0%

Acquired loans:
Pass	$1,847,907	$677,906	$2,525,813	82.2%
Pass watch(1)	72,048	66,531	138,579	4.5

Total Pass	1,919,955	744,437	2,664,392	86.7%

Criticized:(2)
Accrual	305,970	99,189	405,159	13.2%
Nonaccrual	—	4,976	4,976	0.1

Total criticized	305,970	104,165	410,135	13.3

Total	$2,225,925	$848,602	$3,074,527	100.0%

December 31, 2011
Originated loans:
Pass	$3,568,407	$2,700,152	$6,268,559	90.4%
Pass watch(1)	42,896	28,663	71,559	1.0

Total Pass	3,611,303	2,728,815	6,340,118	91.4%

Criticized:(2)
Accrual	326,720	202,819	529,539	7.7%
Nonaccrual	43,119	20,173	63,292	0.9

Total criticized	369,839	222,992	592,831	8.6

Total	$3,981,142	$2,951,807	$6,932,949	100.0%

Acquired loans:
Pass	$1,910,533	$724,794	$2,635,327	85.5%
Pass watch(1)	9,736	—	9,736	0.3

Total Pass	1,920,269	724,794	2,645,063	85.8%

Criticized:(2)
Accrual	342,970	95,048	438,018	14.2%
Nonaccrual	—	—	—	—

Total criticized	342,970	95,048	438,018	14.2

Total	$2,263,239	$819,842	$3,083,081	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of Total
June 30, 2012
Originated loans by refreshed FICO score:
Over 700	$1,319,792	$938,138	$240,084	$2,498,014	77.0%
660-700	155,963	136,167	79,477	371,607	11.5
620-660	70,209	57,519	35,528	163,256	5.0
580-620	39,826	24,248	11,898	75,972	2.3
Less than 580	58,332	33,677	10,307	102,316	3.2
No score(1)	13,616	4,614	12,744	30,974	1.0

Total	$1,657,738	$1,194,363	$390,038	$3,242,139	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,620,400	$1,102,489	$236,147	$2,959,036	68.9%
660-700	208,929	151,549	72,304	432,782	10.1
620-660	110,494	84,845	37,808	233,147	5.4
580-620	63,820	54,869	19,189	137,878	3.2
Less than 580	117,224	70,224	19,629	207,077	4.8
No score(1)	258,440	24,897	43,574	326,911	7.6

Total	$2,379,307	$1,488,873	$428,651	$4,296,831	100.0%

December 31, 2011
Originated loans by refreshed FICO score:
Over 700	$1,290,287	$875,451	$82,345	$2,248,083	76.5%
660-700	159,293	139,666	25,951	324,910	11.0
620-660	75,552	55,294	14,445	145,291	4.9
580-620	41,323	24,271	5,277	70,871	2.4
Less than 580	62,303	32,676	9,370	104,349	3.5
No score(1)	14,907	5,015	29,630	49,552	1.7

Total	$1,643,665	$1,132,373	$167,018	$2,943,056	100.0%

Acquired loans by refreshed FICO score:
Over 700	$1,668,117	$752,107	$49,879	$2,470,103	70.4%
660-700	173,139	97,410	15,567	286,116	8.1
620-660	86,600	60,298	9,249	156,147	4.4
580-620	47,022	40,700	4,592	92,314	2.6
Less than 580	93,157	57,911	8,909	159,977	4.6
No score(1)	300,567	25,189	23,084	348,840	9.9

Total	$2,368,602	$1,033,615	$111,280	$3,513,497	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures

As of June 30, 2012 and December 31, 2011, we had no TDRs in our acquired loan portfolio. The following table details additional information about our TDRs from our originated loan portfolio at the dates indicated:

	June 30,	December 31,
	2012	2011
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$42,140	$43,888
Nonaccrual	26,413	33,502

Total troubled debt restructurings	$68,553	$77,390

The modifications made to restructured loans typically consist of an extension of the payment terms, deferral of principal, or a rate reduction. We generally do not forgive principal when restructuring loans. The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Six months ended June 30, 2012
Commercial:
Commercial real estate
Extension of term	7	$3,473	$181	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	7	3,643	428	4
Deferral of principal	1	187	—
Rate reduction	1	125	—	—
Combination of concession types	1	386	6	96

Total commercial	18	8,073	629	100

Consumer:
Residential real estate
Extension of term	1	$91	$2	$7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Other	6	677	1	204
Home equity
Extension of term and rate reduction	2	124	—	25

Total consumer	17	2,335	5	479

Total	35	$10,408	$634	$579

Six months ended June 30, 2011
Commercial:
Commercial real estate
Extension of term	1	$217	$—	$—
Other	1	2,797	19	—

Commercial business
Extension of term	1	6	—	—
Extension of term and rate reduction	2	1,483	174	—

Total commercial	5	4,503	193	—

Consumer:
Residential real estate
Extension of term	2	$401	$—	$31
Rate reduction	3	153	—	35
Deferral of principal and extension of term	3	493	—	33
Extension of term and rate reduction	12	1,231	1	124
Other	1	153	1	4
Home equity
Extension of term and rate reduction	2	189	—	50

Total consumer	23	2,620	2	277

Total	28	$7,123	$195	$277

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended June 30, 2012
Commercial:
Commercial real estate
Extension of term	5	$3,144	$135	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	3	2,306	237	2
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Combination of concession types	1	199	6	96

Total commercial	12	6,220	392	98

Consumer:
Residential real estate
Other	6	677	1	204

Total consumer	6	677	1	204

Total	18	6,897	393	302

Three months ended June 30, 2011
Commercial:
Commercial business
Extension of term and rate reduction	1	$911	$161	$—

Total commercial	1	$911	$161	$—

Consumer:
Residential real estate
Extension of term	1	$105	$—	$3
Deferral of principal and extension of term	1	112	—	4
Extension of term and rate reduction	7	382	—	40
Home equity
Extension of term and rate reduction	2	185	—	50

Total consumer	11	784	—	97

Total	12	$1,695	$161	$97

(1)

Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings were not significant. All TDRs were in our originated loan portfolio.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Six months ended June 30,
	2012	2011
Commercial:
Real estate	$399	$—
Business	707	—

Total commercial	1,106	—
Consumer:
Residential real estate	—	—
Home Equity	—	—
Consumer	—	—

Total consumer	—	—

Total	$1,106	$—

	Three months ended June 30,
	2012	2011
Commercial:
Real estate	$—	$—
Business	—	—

Total commercial	—	—
Consumer:
Residential real estate	—	—
Home Equity	—	—
Consumer	—	—

Total consumer	—	—

Total	$—	$—

Residential Mortgage Banking

The following table provides information about our residential mortgage banking at the dates indicated:

	June 30,
	2012	2011
Mortgages serviced for others	$2,453,285	$1,834,004
Mortgage servicing asset recorded for loans serviced for others	20,399	14,989

Note 4. Derivative Financial Instruments

We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. These financial instruments primarily consist of interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements.

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
June 30, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,948	$2,199

Derivatives not designated as hedging instruments:
Securities sale agreement	3,116,536	2,640	—	—
Interest rate swap agreements	1,563,080	90,388	1,563,080	90,962

Total derivatives	$4,679,616	$93,028	$1,578,028	$93,161

December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,278	$11,998

Derivatives not designated as hedging instruments:
Interest rate swap agreements	866,661	57,868	866,661	58,346

Total derivatives	$866,661	$57,868	$2,181,939	$70,344

(1)	Included in Other assets in our Consolidated Statements of Condition.
(2)	Included in Other liabilities in our Consolidated Statements of Condition.

Derivatives designated in hedging relationships

We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during the three and six months ended June 30, 2012 and 2011.

Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At June 30, 2012, none of our derivatives were classified as cash flow hedges. During the second quarter of 2012, borrowings that were hedged in cash flow hedging relationships were paid off in connection with the HSBC Branch Acquisition and the related swaps that were hedging these borrowings were terminated. We have designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk have been excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges had maturities that corresponded to the maturity of the related hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, is recognized immediately in earnings.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
Cash Flow Hedges	2012		2011		2012		2011
Interest rate swap agreements:
Amount of gain (loss) on derivatives recognized in other comprehensive income, net of tax	$8,099		$(6,065)		$6,359		$(4,501)
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(13,003	)(1)	(1,550	)(2)	(14,860	)(3)	(2,619	)(2)

(1)

Of this amount, $11.7 million was recognized in merger and acquisition integration expenses and $1.3 million was recognized in interest expense on borrowings in our Consolidated Statements of Operations.

(2)	Recognized in interest expense on borrowings in our Consolidated Statements of Operations.
(3)

Of this amount, $11.7 million was recognized in merger and acquisition integration expenses and $3.2 million was recognized in interest expense on borrowings in our Consolidated Statements of Operations.

Derivatives not designated in hedging relationships

In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $12.1 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively, and it is included in capital markets income in our Consolidated Statements of Operations.

In the second quarter of 2012, we executed an investment securities repositioning transaction involving the sale of $3.1 billion in investment securities to a third party (“purchaser”) at a certain price as of the date of the sale (“floor price”). Under the sales agreement, the purchaser will subsequently sell the securities over a set period of time and we will receive 50 percent of any additional net profits received in excess of the floor price. We will not be required to pay any amounts under this agreement under any circumstances. The agreement qualifies as a free standing derivative and is accounted for at fair value. As of June 30, 2012 the value of the derivative was $2.6 million.

Note 5. Earnings Per Share

The following table is a computation of our basic and diluted (loss) earnings per share using the two-class method for the periods indicated:

	Three months ended June 30,		Six months ended June,
	2012	2011	2012	2011
Net (loss) income available to common stockholders	$(18,471)	$13,550	$36,279	$58,468
Less income allocable to unvested restricted stock awards	113	130	163	223

Net (loss) income allocable to common stockholders	$(18,584)	$13,420	$36,116	$58,245

Weighted average common shares outstanding:
Total shares issued	366,002	293,598	366,002	254,568
Unallocated employee stock ownership plan shares	(2,312)	(2,561)	(2,334)	(2,591)
Unvested restricted stock awards	(1,196)	(786)	(931)	(675)
Treasury shares	(13,553)	(8,755)	(13,855)	(7,284)

Total basic weighted average common shares outstanding	348,941	281,496	348,882	244,018
Incremental shares from assumed exercise of stock options	—	522	—	550
Incremental shares from assumed vesting of restricted stock awards	—	402	265	346

Total diluted weighted average common shares outstanding	348,941	282,420	349,147	244,914

Basic (loss) earnings per common share	$(0.05)	$0.05	$0.10	$0.24

Diluted (loss) earnings per common share	$(0.05)	$0.05	$0.10	$0.24

Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	12,950	1,963	11,878	1,923

Note 6. Other Comprehensive Income

The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Pretax	Income taxes	Net
Six months ended June 30, 2012:
Securities available for sale:
Net unrealized holding gains arising during the period	$58,012	$22,558	$35,454
Reclassification adjustment for realized (gains) included in net income	(15,895)	(6,097)	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	4,054	1,556	2,498

Net unrealized gains on securities available for sale	46,171	18,017	28,154

Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	(4,054)	(1,556)	(2,498)
Less: amortization of net unrealized holding gains to income	(1,329)	(489)	(840)

Net unrealized holding gains on securities transferred	(5,383)	(2,045)	(3,338)

Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	(4,590)	(1,789)	(2,801)
Reclassification adjustment for realized losses included in net income	14,860	5,700	9,160

Net unrealized losses on interest rate swaps designated as cash flow hedges	10,270	3,911	6,359

Pension and postretirement plans:
Pension remeasurement	7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	766	445	321

	8,227	3,294	4,933

Total other comprehensive income	$59,285	$23,177	$36,108

Six months ended June 30, 2011:
Securities available for sale:
Net unrealized holding gains arising during the period	$58,312	$22,292	$36,020
Reclassification adjustment for net unrealized holding gains on securities transferred	(6,380)	(2,424)	(3,956)

Net unrealized gains on securities available for sale	51,932	19,868	32,064

Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income	(656)	(249)	(407)

	5,724	2,175	3,549

Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	(10,007)	(3,882)	(6,125)
Reclassification adjustment for realized losses included in net income	2,619	995	1,624

Net unrealized gains on interest rate swaps designated as cash flow hedges	(7,388)	(2,887)	(4,501)

Amortization of net loss related to pension and post-retirement plans	666	107	559

Total other comprehensive income	$50,934	$19,263	$31,671

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred between available for sale to held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Defined benefit plans	Total
Balance, January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	28,154	(3,338)	6,359	4,933	36,108

Balance June 30, 2012	$133,430	$(686)	$(6,644)	$(22,180)	$103,920

Balance January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	32,064	3,549	(4,501)	559	31,671

Balance June 30, 2011	$102,754	$3,549	$(1,523)	$(15,238)	$89,542

During the next twelve months, we expect to reclassify $1.1 million of pre-tax net loss on previous cash flow hedges from accumulated other comprehensive income to earnings.

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

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale

The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of June 30, 2012, $310 million of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Loans held for sale

We have elected the fair value option for certain residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Operations and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest Income—Loans and Leases in our Consolidated Statements of Operations.

There were no loans held for sale that were nonaccrual or 90 or more days past due as of June 30, 2012 or December 31, 2011. The table below presents information about our loans held for sale for which we elected the fair value option as of the dates indicated:

	June 30, 2012	December 31, 2011
Fair value carrying amount	$101,596	$94,484
Aggregate unpaid principal balance	98,108	91,540

Fair value carrying amount less aggregate unpaid principal balance	$3,488	$2,944

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
June 30, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$660,180	$—	$660,180	$—
U.S. Treasury	20,744	20,744	—	—
U.S. government agencies	4,964	—	4,964	—
U.S. government sponsored enterprises	332,555	—	332,555	—
Corporate	637,008	—	637,008	—
Trust preferred securities	14,692	—	—	14,692

Total debt securities	1,670,143	20,744	1,634,707	14,692

Mortgage-backed securities:

Residential mortgage-backed securities:
Government National Mortgage Association	58,114	—	58,114	—
Federal National Mortgage Association	506,271	—	506,271	—
Federal Home Loan Mortgage Corporation	444,867	—	444,867	—

Collateralized mortgage obligations:
Government National Mortgage Association	1,467,343	—	1,467,343	—
Federal National Mortgage Association	1,198,236	—	1,198,236	—
Federal Home Loan Mortgage Corporation	773,088	—	773,088	—
Non-agency issued	76,310	—	76,310	—

Total collateralized mortgage obligations	3,514,977	—	3,514,977	—

Total residential mortgage-backed securities	4,524,229	—	4,524,229	—

Commercial mortgage-backed securities:
Non-agency issued	1,935,219	—	1,935,219	—

Total mortgage-backed securities	6,459,448	—	6,459,448	—

Collateralized loan obligations:
Non-agency issued	988,184	—	—	988,184

Asset-backed securities collateralized by:
Student loans	350,690	—	350,690	—
Credit cards	32,725	—	32,725	—
Auto loans	404,822	—	404,822	—
Other	101	—	101	—

Total asset-backed securities	788,338	—	788,338	—

Other	31,158	23,007	8,151	—

Total securities available for sale	9,937,271	43,751	8,890,644	1,002,876

Loans held for sale (1)	101,596	—	101,596	—

Derivatives	93,028	—	93,028	—

Total assets	$10,131,895	$43,751	$9,085,268	$1,002,876

Liabilities:
Interest rate swaps	$93,161	$—	$93,161	$—

(1)	Represents loans for which we have elected the fair value option

During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data has not been available to incorporate into the pricing during the first half of 2012 and our purchase price becomes less relevant as time elapses from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$703,178	$—	$703,178	$—
U.S. Treasury	20,643	20,643	—	—
U.S. government agencies	5,437	—	5,437	—
U.S. government sponsored enterprises	390,136	—	390,136	—
Corporate	336,010	—	336,010	—
Trust preferred securities	25,032	—	—	25,032

Total debt securities	1,480,436	20,643	1,434,761	25,032

Mortgage-backed securities:

Residential mortgage-backed securities:
Government National Mortgage Association	91,693	—	91,693	—
Federal National Mortgage Association	763,850	—	763,850	—
Federal Home Loan Mortgage Corporation	659,347	—	659,347	—

Collateralized mortgage obligations:
Government National Mortgage Association	2,392,497	—	2,392,497	—
Federal National Mortgage Association	949,355	—	949,355	—
Federal Home Loan Mortgage Corporation	1,105,033	—	1,105,033	—
Non-agency issued	93,794	—	93,794	—

Total collateralized mortgage obligations	4,540,679	—	4,540,679	—

Total residential mortgage-backed securities	6,055,569	—	6,055,569	—

Commercial mortgage-backed securities:
Non-agency issued	1,529,310	—	1,529,310	—

Total mortgage-backed securities	7,584,879	—	7,584,879	—

Collateralized loan obligations:
Non-agency issued	157,999	—	157,999	—

Asset-backed securities collateralized by:
Student loans	40,718	—	40,718	—
Credit cards	32,693	—	32,693	—
Auto loans	20,293	—	20,293	—
Other	109	—	109	—

Total asset-backed securities	93,813	—	93,813	—

Other	31,169	23,028	8,141	—

Total securities available for sale	9,348,296	43,671	9,279,593	25,032

Loans held for sale (1)	94,484	—	94,484	—

Derivatives	57,868	—	57,868	—

Total assets	$9,500,648	$43,671	$9,431,945	$25,032

Liabilities:
Interest rate swaps	$70,344	$—	$70,344	$—

(1)	Represents loans for which we have elected the fair value option

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Six months ended June 30, 2012
Collateral dependent impaired loans	$18,208	$—	$10,626	$7,582	$(5,461)

Six months ended June 30, 2011
Collateral dependent impaired loans	$21,968	$—	$7,622	$14,346	$(6,652)

Collateral Dependent Impaired Loans

We record nonrecurring fair value adjustments to the carrying value of collateral dependent impaired loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated costs to sell the collateral. When the fair value of such collateral, less costs to sell, is less than the carrying value of the loan, a specific allowance or charge off is recorded through a provision for credit losses. Real estate collateral is typically valued using independent appraisals that we review for acceptability, or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurements have been classified as Level 2. Under certain circumstances significant adjustments may be made to the appraised value due to the lack of direct marketplace information. Such adjustments are made as determined necessary in the judgment of our experienced senior credit officers to reflect current market conditions and current operating results for the specific collateral. When the fair value of collateral dependent impaired loans is based on appraisals containing significant adjustments, such collateral dependent impaired loans are classified as Level 3. We obtain new appraisals from an approved appraiser, in accordance with Interagency Appraisal and Evaluation Guidelines and internal policy. Appraisals or evaluations for assets securing substandard rated loans are usually completed within 90 days of the downgrade. An appraisal may be obtained more frequently when volatile or unusual market conditions exist that could affect the ultimate realization of the value of the real estate collateral.

During the six months ended June 30, 2012, we recorded an increase of $5.5 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $18 million at June 30, 2012. During the six months ended June 30, 2011 we recorded an increase of $6.7 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $22 million at June 30, 2011.

Level 3 Assets

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Six months ended June 30,
	2012			2011
	Trust			Trust
	preferred	Collateralized		preferred
	securities	loan obligations	Total	securities
Balance at beginning of period	$25,032	$—	$25,032	$919
NewAlliance acquisition	—	—	—	27,924
Transfers from level 2(1)	—	157,999	157,999	—
Purchases	—	840,492	840,492	—
Settlements	(12,199)	—	(12,199)	—
Gains (losses) included in other comprehensive income	2,345	(10,307)	(7,962)	59
Losses included in earnings	(486)	—	(486)	—

Balance at end of period	$14,692	$988,184	$1,002,876	$28,902

(1)	Our policy is to recognize the transfer at the beginning of the period.

Our level 3 fair value measurements include trust preferred securities and CLOs, on a recurring basis, as well as collateral dependent loans, on a nonrecurring basis. We engage a third party specialist with direct industry experience in trust preferred securities valuations to provide pricing. We did not make any adjustments to the pricing of our trust preferred securities received as of June 30, 2012.

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

The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs at the date indicated:

	Fair	Valuation	Unobservable	Quantitative
	Value	technique	input	Measures
June 30, 2012
Collateralized loan obligations	$988,184	Third party pricing adjusted for credit quality and spread changes	Market spreads	180 - 795 bps
Collateral dependent impaired loans	7,582	Appraisals adjusted for market and saleability conditions	Discount due to lack of market data or saleability conditions	20-50%

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

Fair Value of Financial Instruments

The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2012				December 31, 2011
		Estimated fair	Fair value			Estimated fair
	Carrying value	value	level		Carrying value	value
Financial assets:
Cash and cash equivalents	$488,227	$488,227	1		$836,555	$836,555
Investment securities available for sale	9,937,271	9,937,271	1,2,3	(1)	9,348,296	9,348,296
Investment securities held to maturity	1,463,872	1,533,266	2		2,669,630	2,752,723
Federal Home Loan Bank and Federal Reserve Bank common stock	329,555	329,555	2		358,159	358,159
Loans held for sale	101,596	101,596	2		94,484	94,484
Loans and leases, net	18,625,000	19,341,703	2,3	(2)	16,352,483	16,991,059

Derivatives	93,028	93,028	2		57,868	57,868
Accrued interest receivable	107,983	107,983	2		103,543	103,543

Financial liabilities:
Deposits	$27,896,987	27,970,970	2		$19,405,115	$19,460,668
Borrowings	1,690,307	1,756,914	2		8,127,121	8,328,797
Interest rate swap agreements	93,161	93,161	2		70,344	70,344
Accrued interest payable	9,798	9,798	2		21,127	21,127

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.
(2)

Loans and leases classified as level 2 are made up of $10.6 million of collateral dependent impaired loans without significant adjustments made to appraised values. All other loans and leases are classified as level 3.

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

Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended June 30, 2012:
Net interest income	$259,020	$(7)	$259,013
Provision for credit losses	28,100	—	28,100

Net interest income after provision for credit losses	230,920	(7)	230,913
Noninterest income	78,790	16,808	95,598
Amortization of core deposit and other intangibles	8,759	1,080	9,839
Other noninterest expense	323,241	12,559	335,800

Income before income taxes	(22,290)	3,162	(19,128)
Income tax expense	(9,422)	1,218	(8,204)

Net income	$(12,868)	$1,944	$(10,924)

Three months ended June 30, 2011:
Net interest income	$230,520	$(83)	$230,437
Provision for credit losses	17,307	—	17,307

Net interest income after provision for credit losses	213,213	(83)	213,130
Noninterest income	44,091	16,804	60,895
Amortization of core deposit and other intangibles	5,334	1,239	6,573
Other noninterest expense	234,932	13,636	248,568

Income before income taxes	17,038	1,846	18,884
Income tax expense	4,633	701	5,334

Net income	$12,405	$1,145	$13,550

Six months ended June 30, 2012:
Net interest income	$501,402	$(18)	$501,384
Provision for credit losses	48,100	—	48,100

Net interest income after provision for credit losses	453,302	(18)	453,284
Noninterest income	131,833	33,673	165,506
Amortization of core deposit and other intangibles	14,083	2,222	16,305
Other noninterest expense	504,065	25,447	529,512

Income before income taxes	66,987	5,986	72,973
Income tax expense	21,736	2,296	24,032

Net income	$45,251	$3,690	$48,941

Six months ended June 30, 2011:
Net interest income	$403,450	$(145)	$403,305
Provision for credit losses	30,207	—	30,207

Net interest income after provision for credit losses	373,243	(145)	373,098
Noninterest income	80,374	32,595	112,969
Amortization of core deposit and other intangibles	9,796	2,266	12,062
Other noninterest expense	361,212	27,017	388,229

Income before income taxes	82,609	3,167	85,776
Income tax expense	26,104	1,204	27,308

Net income	$56,505	$1,963	$58,468

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

OVERVIEW

First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2012, we had $35 billion in assets, $28 billion in deposits, and 452 full-service branch locations across Upstate New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012 (the “Purchase Agreement”) and paid a deposit premium of $764 million. In accordance with the Purchase Agreement, the Bank acquired cash of $7.4 billion, performing loans with a fair value of approximately $1.6 billion, core deposit and other intangibles of $82 million, and deposits with a fair value of approximately $9.9 billion (shortly after acquisition, we allowed $0.5 billion in municipal deposits to one large customer run-off), resulting in goodwill of $766 million. The cash received was used to pay down wholesale borrowings, including those used to purchase securities in advance of the HSBC Branch Acquisition. The goodwill will be tax deductible. In addition, we acquired certain wealth management relationships and approximately $2.5 billion of assets under management of such relationships. At closing, the Bank did not receive any loans greater than 60 days delinquent. Concurrent with the HSBC Branch Acquisition, we consolidated 15 existing First Niagara branches into acquired HSBC branches and in the third quarter of 2012, we will consolidate 19 of the HSBC branches into First Niagara branches, resulting in 103 net new full-service branches from the Branch Acquisition.

In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with KeyBank, N.A. (“Key”) assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.1 billion in deposits and approximately $260 million in loans, and paid us a deposit premium of $95 million.

In January 2012, we also entered into separate agreements with Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) and Community Bank System, Inc. (“Community Bank”) for them to purchase seven First Niagara branches and 20 HSBC branches, for which we had assigned our purchase rights.

On June 22, 2012, Five Star acquired four First Niagara branches with $59 million in loans, assumed approximately $129 million in deposits, and paid us a deposit premium of $5.3 million. Five Star will acquire four of the HSBC branches in the third quarter of 2012 and will pay us a deposit premium of 4.0% on the deposits assumed.

On July 20, 2012, Community Bank acquired the remaining 16 HSBC branches, with a total of $107 million in loans, $697 million in deposits, and paid us a deposit premium of $23 million. Community Bank will acquire three First Niagara branches in the third quarter of 2012, assume approximately $70 million in loans, $130 million in deposits, and pay us a deposit premium of 3.22%.

We incurred $144 million in pre-tax merger and acquisition expenses related to the HSBC Branch Acquisition during the first half of 2012, primarily in the second quarter, including $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.

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

In June 2012, the Federal Open Market Committee (“FOMC”) decided to extend previous actions to keep interest rates low, and announced they would extend “Operation Twist” through the end of the year. Further, the Federal Reserve reaffirmed their position to keep low interest rates though at least late 2014. These most recent actions continued previous efforts by the FOMC to keep interest rates low, and continue to impact our net interest income by; (i) continuing to reduce the yields on our assets which we were not able to fully offset by reducing the cost of our liabilities, which have been at historic lows; (ii), causing borrowers to repay their fixed rate loans at a faster rate; and (iii), reducing the rates at which cash flows from these repayments could be reinvested and at which new loans are yielding.

MARKET AREAS AND COMPETITION

Our business operations are concentrated in our primary market areas of New York, Pennsylvania, Connecticut, and Western Massachusetts. Therefore, our financial results are affected by economic conditions in these geographic areas. If economic conditions in our markets deteriorate or if we are unable to sustain our competitive posture, our ability to expand our business and the quality of our loan portfolio could materially impact our financial results.

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

On June 7, 2012, the Federal Reserve published three notices of proposed rulemaking that will impact most financial institutions, two of which are most relevant to us: “Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” (“Regulatory Capital”) and “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets; Market Discipline and Disclosure Requirements” (“Risk-Weighted Assets”). These proposed rules are extensive and are subject to further regulatory action and interpretation as well as a comment period ending October 22, 2012.

While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework, based on preliminary assessments of the proposed framework we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

Regulatory Reform is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1, “Business—Supervision and Regulation,” and Item 1A, “Risk Factors.”

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

Investment Securities

As of June 30, 2012, our available for sale and held to maturity investment securities totaled $11.4 billion, or 32% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised almost entirely of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price.

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

Our investment securities portfolio includes residential mortgage-backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we estimate future principal prepayments of the underlying residential mortgage loans to determine a constant effective yield used to apply the interest method, with retroactive adjustments made as warranted. Our model assumes a conditional prepayment rate (“CPR”) of 23 over the remaining life with a peak modeled speed of 33. Should our CPR increase from our base case by 20%, we expect that we would incur approximately $15 million to $20 million of additional premium amortization over a three year period. Conversely, if our CPR were to decrease by 20%, we expect our premium amortization to decrease by $25 million to $30 million over that same period.

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

We have acquired loans in four separate acquisitions after January 1, 2009. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:

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

Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy or (ii) accounted for under ASC 310-20.

Acquired loans accounted for under ASC 310-30 by analogy

We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, we have made an accounting policy election to apply ASC 310-30 by analogy to qualifying acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.

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

Originated loans

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

Acquired Loans

Acquired loans accounted for under ASC 310-30 by analogy

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

Acquired loans accounted for under ASC 310-20

We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

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

SELECTED FINANCIAL DATA

	2012		2011
	June 30	March 31	December 31	September 30	June 30
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$35,105,756	$35,517,805	$32,810,615	$31,209,507	$30,889,646
Loans and leases, net	18,625,000	16,664,173	16,352,483	16,252,617	16,062,197
Investment securities:
Available for sale	9,937,271	12,248,058	9,348,296	8,349,237	8,219,695
Held to maturity	1,463,872	2,503,156	2,669,630	2,830,744	2,939,933
Goodwill and other intangibles	2,631,605	1,796,394	1,803,240	1,812,628	1,829,712
Deposits	27,896,987	19,029,387	19,405,115	19,624,177	18,900,495
Borrowings	1,690,307	11,041,440	8,127,121	7,085,343	7,600,926
Stockholders’ equity	$4,818,213	$4,875,446	$4,798,178	$4,000,675	$3,992,835
Common shares outstanding	352,665	351,936	351,834	294,898	295,245

Selected operations data:
Interest income	$299,841	$290,780	$291,906	$287,147	$277,370
Interest expense	40,828	48,409	49,393	51,718	46,933

Net interest income	259,013	242,371	242,513	235,429	230,437
Provision for credit losses	28,100	20,000	13,400	14,500	17,307

Net interest income after provision for credit losses	230,913	222,371	229,113	220,929	213,130
Noninterest income (1)	95,598	69,908	63,685	68,655	60,895
Merger and acquisition integration expenses	131,460	12,970	6,149	9,008	76,828
Restructuring charges	3,750	2,703	13,496	16,326	11,656
Noninterest expense	210,429	184,505	182,526	178,537	166,657

(Loss) income before income taxes	(19,128)	92,101	90,627	85,713	18,884
Income taxes	(8,204)	32,236	32,166	28,732	5,334

Net (loss) income	(10,924)	59,865	58,461	56,981	13,550
Preferred stock dividend	7,547	5,115	—	—	—

Net (loss) income available to common stockholders	$(18,471)	$54,750	$58,461	$56,981	$13,550

Stock and related per share data:

Earnings (loss) per common share:
Basic	$(0.05)	$0.16	$0.19	$0.19	$0.05
Diluted	(0.05)	0.16	0.19	0.19	0.05
Cash dividends	0.08	0.08	0.16	0.16	0.16
Book value (2)	12.84	13.00	12.79	13.72	13.68
Tangible book value per share(2)(3)	5.30	7.86	7.62	7.50	7.41
Market Price (NASDAQ: FNFG):
High	9.87	10.35	9.99	13.59	14.54
Low	7.49	8.71	8.22	9.15	13.02
Close	$7.65	$9.84	$8.63	$9.15	$13.20

(1)	Includes $16 million gain on sale of mortgage-backed securities from securities portfolio repositioning.
(2)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.
(3)

Tangible book value per share excludes goodwill and other intangible assets of $2.6 billion as of June 30, 2012 and $1.8 billion as of March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, as well as unallocated ESOP shares and unvested restricted stock shares. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2012		2011
At or for the quarter ended	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Selected financial ratios and other data:

Performance ratios(1):
Return on average assets	(0.12)%	0.73%	0.73%	0.73%	0.19%
Common equity:
Return on average common equity	(1.64)	4.88	5.63	5.61	1.42
Return on average tangible common equity(2)	(3.18)	8.12	10.03	10.28	2.59
Total equity:
Return on average equity	(0.90)	4.96	5.54	5.61	1.42
Return on average tangible equity(3)	(1.64)	7.90	9.75	10.28	2.59

Net interest rate spread	3.16	3.20	3.35	3.35	3.53
Net interest rate margin	3.26	3.34	3.48	3.48	3.65
Efficiency ratio (4)	97.5	64.1	66.0	67.0	87.6
Dividend payout ratio	N/M	50.00%	84.21%	84.21%	N/M

Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.37	16.75	17.84	12.56	12.69
Tier 1 risk-based capital	9.40	14.66	15.60	11.90	12.05
Tier 1 risk-based common capital(5)	7.41	12.47	13.23	11.29	11.41

Leverage ratio	6.32	9.67	9.97	7.42	7.81

Ratio of stockholders’ equity to total assets	13.72	13.73	14.62	12.82	12.93
Ratio of tangible common stockholders’ equity to tangible assets(6)	5.69	8.13	8.57	7.44	7.44
First Niagara Bank:
Total risk-based capital	10.57	15.66	16.47	12.17	12.37
Tier 1 risk-based capital	9.63	14.69	14.66	11.51	11.72

Leverage ratio	6.48%	9.69%	9.38%	7.17%	7.58%
Asset quality:
Total nonaccruing loans	$129,072	$133,261	$89,798	$81,886	$82,513
Other nonperforming assets	10,632	7,202	4,482	9,392	12,315
Total classified loans(7)	732,762	753,536	748,375	692,961	700,813
Total criticized loans(8)	1,030,471	1,044,731	1,144,222	1,268,879	1,253,937
Allowance for credit losses	138,516	126,746	120,100	112,749	107,028
Net loan charge-offs	$15,838	$13,254	$5,835	$8,125	$7,537
Net charge-offs to average loans	0.36%	0.32%	0.14%	0.20%	0.20%
Provision to average loans	0.63	0.48	0.32	0.34	0.38
Total nonaccruing loans to total loans	0.69	0.79	0.55	0.50	0.51
Total nonperforming assets to total assets	0.40	0.40	0.29	0.29	0.31
Allowance for loan losses to total loans	0.74	0.75	0.73	0.69	0.66
Allowance for loan losses to nonaccruing loans	107.3	95.1	133.7	137.7	129.7
Texas ratio(9)	13.35%	8.97%	8.55%	10.19%	10.12%
Asset quality—Originated loans (10):
Net charge-offs of originated loans to average originated loans	0.55%	0.34%	0.22%	0.35%	0.32%
Provision for originated loans to average originated loans	0.93	0.61	0.45	0.60	0.64
Total nonaccruing originated loans to total originated loans	0.96	1.09	0.91	0.87	0.93
Allowance for originated loan losses to originated loans	1.19	1.19	1.20	1.20	1.21

Other data:
Number of full service branches	452	334	333	332	346
Full time equivalent employees	6,103	4,753	4,827	4,712	4,751
Effective tax rate	42.9%	35.0%	35.5%	33.5%	28.2%

N/M	Not meaningful
(1)	Computed using daily averages. Annualized where appropriate.
(2)

Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $2.5 billion, $2.1 billion, $1.9 billion, $1.8 billion, and $1.7 billion for the quarters ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)

Average tangible equity excludes average goodwill and other intangibles of $2.2 billion for the quarter ended June 30, 2012, $1.8 billion for the quarters ended March 31, 2012, December 31, 2011, and September 30, 2011, and $1.7 billion for the quarter ended June 30, 2011. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

(6)

Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $3.0 billion, $2.1 billion, $2.1 billion, $1.8 billion, and $1.8 billion as of June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

RESULTS OF OPERATIONS

Overview

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude the gain on securities portfolio restructuring, merger and acquisition integration expenses, and restructuring charges. We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, we believe the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Operating results (Non-GAAP):
Net interest income	$259,013	$242,371	$230,437	$501,384	$403,305
Provision for credit losses	28,100	20,000	17,307	48,100	30,207
Noninterest income	79,703	69,908	60,895	149,611	112,969
Noninterest expense	210,429	184,505	166,657	394,934	304,575
Income taxes	33,557	37,721	36,126	71,278	60,476

Net operating income (Non-GAAP)	$66,630	$70,053	$71,242	$136,683	$121,016

Operating earnings per diluted share (Non-GAAP)	$0.17	$0.19	$0.25	$0.35	$0.49

Reconciliation of net operating income to net (loss) income	$66,630	$70,053	$71,242	$136,683	$121,016
Nonoperating income and expenses, net of tax at effective tax rate:
Gain on securities portfolio repositioning	10,331	—	—	10,331	—
Merger and acquisition integration expenses	(85,448)	(8,431)	(50,092)	(93,879)	(54,241)
Restructuring charges	(2,437)	(1,757)	(7,600)	(4,194)	(8,307)

Total nonoperating income and expenses, net of tax	(77,554)	(10,188)	(57,692)	(87,742)	(62,548)

Net (loss) income (GAAP)	$(10,924)	$59,865	$13,550	$48,941	$58,468

(Loss) earnings per diluted share (GAAP)	$(0.05)	$0.16	$0.05	$0.10	$0.24

Our results reflect our continued strong fundamentals of our regional banking business resulting from our commercial organic loan and noninterest income growth, along with strong deposit retention from our HSBC Branch Acquisition. We continued to execute and deliver on our core banking strategy by expanding the breadth and depth or our relationships with new and existing customers as we focused on increasing core retail and business checking accounts and the proportion of transactor/saver/borrower households. However, our positive operating performance was diminished by the impacts of mortgage-backed security premium amortization and higher provision for credit losses to support portfolio growth.

Comparison to Prior Quarter

Our second quarter 2012 GAAP results, including our earnings per diluted share, as compared to our first quarter 2012 GAAP results were most significantly impacted by:

•

A 37% annualized increase in average earning assets reflecting the effects of investment securities purchased in anticipation of the HSBC Branch Acquisition, strong commercial loan growth, and the impact of the loans acquired from HSBC.

•	$144 million in merger and acquisition integration expenses related to the HSBC Branch Acquisition.

•	The $16 million gain resulting from the sale of investment securities.

•

The benefits of our tenth consecutive quarter of double digit average commercial loan growth across our footprint and our deposit repricing initiative which was partially offset by $14 million in additional premium amortization on mortgage-backed securities and continued downward repricing of assets.

•	Approximately $170 million of indirect auto originations in the second quarter of 2012 with an average yield of approximately 3.6%.

•	Enhanced credit card product and servicing platform that provide greater cross-selling opportunties.

•	A 15% increase in the number of new checking accounts, leading to higher fee income.

•

A higher provision for credit losses primarily due to growth in our originated portfolio. In addition, net charge-offs increased due to the charge-off of one $8 million commercial credit in our Upstate New York market.

•	$8 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Comparison to Prior Year Quarter

Our second quarter 2012 GAAP results as compared to our second quarter 2011 GAAP results, including our diluted earnings per share, were primarily impacted by:

•	The HSBC Branch Acquisition as reflected in the merger and acquisition integration expenses and higher average net interest earning assets and interest bearing liabilities.

•	The $16 million gain resulting from the sale of investment securities.

•	Lower yields on loans and securities as a result of Operation Twist, described in the section titled “Business and Industry.”

•	A 38% increase in the number of new checking accounts.

•	Our December 2011 issuance of 57 million common shares.

•	$8 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Comparison to Prior Year to Date

Our GAAP results, including earnings per share, for the six months ended June 30, 2012 as compared to our GAAP results for the same period in 2011, were primarily impacted by:

•	The HSBC Branch Acquisition as reflected in the merger and acquisition integration expenses and higher average net interest earning assets and interest bearing liabilities.

•	Our April 2011 merger with NewAlliance.

•	The $16 million gain resulting from the sale of investment securities.

•	Double digit commercial loan growth which was realized across our entire footprint.

•	Lower yields on loans and securities as a result of Operation Twist, described in the section titled “Business and Industry.”

•	Our December 2011 issuance of 57 million common shares.

•	$13 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Net Interest Income

Net interest income of $259 million increased 7% from the prior quarter, reflecting the beneficial impacts of acquired assets and deposits and the subsequent repayment of higher cost borrowings. Those benefits were partially offset by $14 million in additional premium amortization on mortgage-backed securities and continued downward repricing of assets. Tax equivalent net interest margin in the second quarter of 2012 was 3.26%, or eight basis points, lower than the prior quarter given the effects of the additional investment security premium amortization.

Average earning assets increased 37% annualized compared to the prior quarter, reflecting the effects of investment securities purchased in anticipation of the HSBC Branch Acquisition, continued strength in commercial loan growth, and the impact of $1.6 billion in loans acquired from HSBC. Investment securities averaged $14.0 billion, an increase of 48% annualized from the prior quarter.

During the second quarter of 2012, we sold $3.1 billion in investment securities and paid down a commensurate amount of borrowings. In light of the closing of the HSBC Branch Acquisition in May 2012 and the impact of the continued low rate environment, we elected to de-lever and de-risk our balance sheet to improve the overall asset sensitivity of the balance sheet by approximately 200 to 300 basis points. The actions reduce our overall premium associated with our mortgage-backed securities portfolio by 44% and the risk from acceleration of premium amortization in future periods is lower as a 20% increase in CPRs in future periods would result in a cumulative reduction of $15 to $20 million in pre-tax earnings over a three year period.

Comparison to Prior Quarter

The following table presents our condensed average balance sheet information as well as taxable equivalent interest income and yields for the periods indicated. We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances (amounts in thousands):

	Three months ended June 30, 2012		Three months ended March 31, 2012		Increase (decrease)
	Average outstanding balance	Taxable equivalent yield/rate	Average outstanding balance	Taxable equivalent yield/rate	Average outstanding balance	Taxable equivalent yield/rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,500,678	4.88%	$6,300,002	4.98%	$200,676	(0.10)%
Business	4,293,186	4.03	3,915,481	4.08	377,705	(0.05)

Total commercial lending	10,793,864	4.54	10,215,483	4.63	578,381	(0.09)
Residential real estate	3,964,214	4.07	3,945,244	4.28	18,970	(0.21)
Home equity	2,411,901	4.42	2,156,668	4.40	255,233	0.02
Other consumer	526,981	8.54	277,902	7.34	249,079	1.20

Total loans	17,696,960	4.59	16,595,297	4.62	1,101,663	(0.03)
Mortgage-backed securities(2)	10,848,354	2.62	10,253,774	3.19	594,580	(0.57)
Other investment securities(2)	3,184,359	3.43	2,277,900	3.48	906,459	(0.05)
Money market and other investments	817,696	2.20	672,641	2.28	145,055	(0.08)

Total interest-earning assets	32,547,369	3.77%	29,799,612	3.99%	2,747,757	(0.22)%

Noninterest-earning assets(3)(4)	3,952,377		3,324,475		627,902

Total assets	$36,499,746		$33,124,087		$3,375,659

Interest-bearing liabilities:
Deposits
Savings deposits	$3,302,080	0.14%	$2,565,639	0.03%	$736,441	0.11%
Checking accounts	3,095,152	0.08	2,223,870	0.10	871,282	(0.02)
Money market deposits	9,124,749	0.28	7,167,175	0.28	1,957,574	—
Certificates of deposit	4,018,527	0.83	3,827,367	0.98	191,160	(0.15)

Total interest-bearing deposits	19,540,508	0.34	15,784,051	0.38	3,756,457	(0.04)
Borrowings
Short-term borrowings	5,045,973	0.55	3,632,125	0.65	1,413,848	(0.10)
Long-term borrowings	2,432,985	2.91	5,334,198	2.07	(2,901,213)	0.84

Total borrowings	7,478,958	1.31	8,966,323	1.50	(1,487,365)	(0.19)

Total interest-bearing liabilities	27,019,466	0.61%	24,750,374	0.79%	2,269,092	(0.18)%

Noninterest-bearing deposits	3,835,130		3,052,665		782,465
Other noninterest-bearing liabilities	765,359		470,773		294,586

Total liabilities	31,619,955		28,273,812		3,346,143
Stockholders’ equity(3)	4,879,791		4,850,275		29,516

Total liabilities and stockholders’ equity	$36,499,746		$33,124,087		$3,375,659

Net interest rate spread		3.16%		3.20%		(0.04)%

Net interst rate margin		3.26%		3.34%		(0.08)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income of $264 million for the quarter ended June 30, 2012 increased by $16 million quarter over quarter. Overall, the yield on earning assets declined 22 basis points quarter over quarter. The combined effects of higher premium amortization, interest expense on the subordinated notes issued last December, and refinancing or repricing of our variable rate loans into lower yields were negated by higher interest income generated on new loan and securities volumes as well as continued benefits from our deposit repricing initiatives. Specifically:

•

Our average balance of investment securities increased quarter over quarter by approximately $1.5 billion due to purchases of investment securities with an approximate yield of 3.5% as part of our strategy to buy securities in anticipation of the pending HSBC Branch Acquisition. The average balance of investment securities was not significantly impacted by the securities portfolio repositioning due to the timing of the transaction. The increase in average balance was offset by a decrease in yield of 43 basis points during the second quarter of 2012 with over half the decline driven by the $14 million increase in amortization expense related to investment securities.

•

Our average balance of loans increased by $1.1 billion, of which $753 million was related to the HSBC Branch Acquisition. The remaining increase was attributed to growth of $429 million in our commercial loans, offset by declines in our residential loan category. Loan yields were relatively flat compared to the linked quarter.

•

While the spread between commercial loan yields and the associated cost of funds continues to hold up relatively well, the overall yield is declining as we continue to manage our balance sheet toward a shorter duration. To reduce the duration of the commercial loan portfolio, we have (i) a higher percentage of new originations that are variable; (ii) we have been successful in rolling-over fixed rate maturing commercial loans into variable rates; and (iii) where we haven’t been successful in rolling-over fixed rate maturing commercial loans into variable, the loans have funded at a lower fixed rate.

•

Excluding the HSBC Branch Acquisition impact, our average balances of interest bearing deposits declined by $118 million and our average rate paid declined by four basis points due to our deposit pricing actions. The decline in our average balances was driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce excess liquidity.

•

Our average borrowings decreased quarter over quarter by approximately $1.5 billion as the increased borrowings related to the HSBC Branch Acquisition strategy were paid down upon closing of the transaction. Our average rate also decreased by 19 basis points.

Comparison to Prior Year to Date

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

	Six months ended June 30,				Increase (decrease)
	2012		2011
	Average outstanding balance	Yield/rate	Average outstanding balance	Yield/rate	Average outstanding balance	Yield/rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,400,340	4.93%	$5,122,388	5.48%	$1,277,952	(0.55)%
Business	4,104,334	4.05	2,869,424	4.39	1,234,910	(0.34)

Total commercial lending	10,504,674	4.59	7,991,812	5.09	2,512,862	(0.50)
Residential real estate	3,954,729	4.18	2,781,506	4.70	1,173,223	(0.52)
Home equity	2,284,285	4.41	1,777,078	4.56	507,207	(0.15)
Other consumer	402,442	8.13	269,536	6.99	132,906	1.14

Total loans	17,146,130	4.60	12,819,932	5.02	4,326,198	(0.42)
Mortgage-backed securities(2)	10,551,064	2.90	8,103,505	3.68	2,447,559	(0.78)
Other investment securities(2)	2,730,678	3.45	1,212,218	3.90	1,518,460	(0.45)
Money market and other investments	745,169	2.23	292,594	3.15	452,575	(0.92)

Total interest-earning assets	31,173,041	3.88%	22,428,249	4.47%	8,744,792	(0.59)%

Noninterest-earning assets(3)(4)	3,638,876		2,702,054		936,822

Total assets	$34,811,917		$25,130,303		$9,681,614

Interest-bearing liabilities:
Deposits
Savings deposits	$2,933,860	0.09%	$1,907,423	0.23%	$1,026,437	(0.14)%
Checking accounts	2,659,511	0.09	1,850,995	0.12	808,516	(0.03)
Money market deposits	8,145,962	0.28	5,713,454	0.54	2,432,508	(0.26)
Certificates of deposit	3,922,947	0.90	3,807,430	0.98	115,517	(0.08)

Total interest-bearing deposits	17,662,280	0.36	13,279,302	0.56	4,382,978	(0.20)
Borrowings
Short-term borrowings	4,339,049	0.59	1,675,446	0.32	2,663,603	0.27
Long-term borrowings	3,883,592	2.34	4,312,111	2.03	(428,519)	0.31

Total borrowings	8,222,641	1.41	5,987,557	1.55	2,235,084	(0.14)

Total interest-bearing liabilities	25,884,921	0.69%	19,266,859	0.87%	6,618,062	(0.18)%

Noninterest-bearing deposits	3,443,898		2,217,179		1,226,719
Other noninterest-bearing liabilities	618,065		335,148		282,917

Total liabilities	29,946,884		21,819,186		8,127,698
Stockholders’ equity(3)	4,865,033		3,311,117		1,553,916

Total liabilities and stockholders’ equity	$34,811,917		$25,130,303		$9,681,614

Net interest rate spread		3.19%		3.60%		(0.41)%

Net interst rate margin		3.30%		3.72%		(0.42)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income for the six months ended June 30, 2012 increased $98 million, or 24%, compared to the same period in 2011 reflecting an increase in net interest earning assets of $2.1 billion offset by a decrease in our net interest margin of 42 basis points. The increase in net interest earning assets reflects the period over period increase in interest earning assets of $8.7 billion due to our HSBC Branch Acquisition, including securities that were purchased in anticipation of the HSBC Branch Acquisition, as well as a full quarter impact of the NewAlliance Acquisition completed in the second quarter of 2011, and continued organic loan growth in our Upstate New York and Pennsylvania markets, and the successful completion of our securities purchase initiative in anticipation of the HSBC Branch Acquisition. Over the same period our interest bearing liabilities increased by $6.6 billion. Offsetting the growth in the average interest earning assets were lower yields on our loans and securities in the first half of 2012 compared to the first half of 2011 brought on by the market pressures on interest rates. Our yields on interest earning assets in the first quarter of 2012 decreased 59 basis points compared to the first quarter of 2011 while costs on interest bearing liabilities decreased only 18 basis points, for a net compression in the interest rate spread of 41 basis points.

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

	Three months ended June 30, 2012		Three months ended June 30, 2011		Increase (decrease)
	Average outstanding balance	Taxable equivalent yield/rate	Average outstanding balance	Taxable equivalent yield/rate	Average outstanding balance	Taxable equivalent yield/rate
Interest-earning assets:
Loans and leases(1)
Commercial:
Real estate	$6,500,678	4.88%	$5,807,141	5.42%	$693,537	(0.54)%
Business	4,293,186	4.03	3,119,841	4.30	1,173,345	(0.27)

Total commercial lending	10,793,864	4.54	8,926,982	5.03	1,866,882	(0.49)
Residential real estate	3,964,214	4.07	3,848,440	4.56	115,774	(0.49)
Home equity	2,411,901	4.42	2,038,870	4.58	373,031	(0.16)
Other consumer	526,981	8.54	270,356	7.10	256,625	1.44

Total loans	17,696,960	4.59	15,084,648	4.93	2,612,312	(0.34)
Mortgage-backed securities(2)	10,848,354	2.62	9,041,368	3.58	1,806,986	(0.96)
Other investment securities(2)	3,184,359	3.43	1,472,757	3.88	1,711,602	(0.45)
Money market and other investments	817,696	2.20	354,634	2.58	463,062	(0.38)

Total interest-earning assets	32,547,369	3.77%	25,953,407	4.37%	6,593,962	(0.60)%

Noninterest-earning assets(3)(4)	3,952,377		3,143,618		808,759

Total assets	$36,499,746		$29,097,025		$7,402,721

Interest-bearing liabilities:
Deposits
Savings deposits	$3,302,080	0.14%	$2,554,837	0.29%	$747,243	(0.15)%
Checking accounts	3,095,152	0.08	2,027,385	0.13	1,067,767	(0.05)
Money market deposits	9,124,749	0.28	6,406,684	0.58	2,718,065	(0.30)
Certificates of deposit	4,018,527	0.83	4,355,235	0.88	(336,708)	(0.05)

Total interest-bearing deposits	19,540,508	0.34	15,344,141	0.56	4,196,367	(0.22)
Borrowings
Short-term borrowings	5,045,973	0.55	1,454,341	0.41	3,591,632	0.14
Long-term borrowings	2,432,985	2.91	5,528,743	1.76	(3,095,758)	1.15

Total borrowings	7,478,958	1.31	6,983,084	1.47	495,874	(0.16)

Total interest-bearing liabilities	27,019,466	0.61%	22,327,225	0.84%	4,692,241	(0.23)%

Noninterest-bearing deposits	3,835,130		2,542,134		1,292,996
Other noninterest-bearing liabilities	765,359		388,565		376,794

Total liabilities	31,619,955		25,257,924		6,362,031
Stockholders’ equity(3)	4,879,791		3,839,101		1,040,690

Total liabilities and stockholders’ equity	$36,499,746		$29,097,025		$7,402,721

Net interest rate spread		3.16%		3.53%		(0.37)%

Net interst rate margin		3.26%		3.65%		(0.39)%

(1)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.
(2)	Average outstanding balances are at amortized cost.
(3)	Average outstanding balances include unrealized gains/losses on securities available for sale.
(4)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $28 million, or 12%, for the second quarter of 2012 compared to the second quarter of 2011 reflecting an increase in net interest earning assets of $1.9 billion offset by a decrease in our net interest margin of 39 basis points. The increase in net interest earning assets reflects the period over period increase in interest earning assets of $6.6 billion due to our HSBC Branch Acquisition, including securities that were purchased in anticipation of the HSBC Branch Acquisition, as well as a full quarter impact of the NewAlliance Acquisition completed in the second quarter of 2011, and continued organic loan growth in our Upstate New York and Pennsylvania markets. Over the same period our interest bearing liabilities increased by $4.7 billion. Offsetting the growth in the average interest earning assets were lower yields on our loans and securities in the second quarter of 2012 compared to the second quarter of 2011 brought on by the market pressures on interest rates. Our yields on interest earning assets in the second quarter of 2012 decreased 60 basis points compared to the second quarter of 2011 while costs on interest bearing liabilities decreased only 23 basis points, for a net compression in the interest rate spread of 37 basis points.

Provision for Credit Losses

Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and potential losses associated with our unfunded loan commitments. Our total provision for credit losses was $28 million for the second quarter of 2012 compared to $20 million and $17 million for the first quarter of 2012 and second quarter of 2011.

Our provision for credit losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, growth in our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. The provision for credit losses related to originated loans amounted to $25 million for the second quarter of 2012, compared to $16 million and $14 million for the first quarter of 2012 and second quarter of 2011, respectively.

Our provision for credit losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses. During the second quarter of 2012, we recognized $2 million in provision for credit losses for our acquired loans, compared to $4 million in the first quarter of 2012.

Additionally, our total provision for credit losses for the second quarter of 2012 includes $0.3 million for unfunded loan commitments. This is due to the organic growth in our unfunded commitments and the associated reserve. Our total unfunded commitments at June 30, 2012 were $8.6 billion, which included $3.0 billion of unfunded commitments acquired in the HSBC Branch Acquisition. The liability is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $11 million and $7 million at June 30, 2012 and December 31, 2011, respectively. The remaining increase of $4 million was established as part of purchase accounting related to the HSBC Branch Acquisition.

Noninterest Income

The following table presents our noninterest income for the periods indicated (amounts in thousands).

	Three months ended
	June 30,	March 31,	June 30,
	2012	2012	2011
Banking services	$27,823	$21,593	$24,613
Insurance commissions	17,072	16,833	17,044
Wealth management services	9,207	9,039	7,883
Mortgage banking	7,174	5,649	3,386
Lending and leasing	4,245	3,123	2,811
Bank owned life insurance	3,848	3,387	3,055
Capital markets income	6,831	6,539	655
Gain on securities portfolio repositioning	15,895	—	—
Other	3,503	3,745	1,448

Total noninterest income	$95,598	$69,908	$60,895

Noninterest income as a percentage of net revenue	27.0%	22.4%	20.9%

Comparison to Prior Quarter

Noninterest income increased $26 million, or 37%, for the quarter ended June 30, 2012, compared to the first quarter of 2012. In addition to the partial quarter benefit from the HSBC Branch Acquisition and the $16 million gain resulting from the sale of certain mortgage-backed securities in a repositioning of our securities portfolio which we believe will improve our overall earnings quality and consistency, fee income growth in the second quarter of 2012 reflected strong banking services and mortgage banking revenues, lending and leasing fees, and sustained strength in capital markets income. Changes in certain components of noninterest income are described below:

•

Revenues from banking services revenues benefited not only from the accounts acquired in the HSBC Branch Acquisition but also from the increase in the number of new checking accounts opened during the quarter.

•	Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans.

•	Sustained strength in capital markets income reflects the continued value of our more robust commercial product capabilities.

Excluding the gain on the investment securities portfolio repositioning, noninterest income as a percentage of net revenue increased from 22.4% in first quarter of 2012 to 23.5% in the second quarter of 2012 reflecting the benefit of ongoing fee income initiatives in our commercial and retail banking operations.

Comparison to Prior Year Quarter

Noninterest income increased $35 million, or 57%, for the quarter ended June 30, 2012, compared to the second quarter of 2011. The increases in revenues from banking services, mortgage banking, and lending and leasing were primarily attributable to the HSBC Branch Acquisition in May 2012 and our April 2012 NewAlliance merger. However, other factors contributing to changes in certain components of noninterest income are described below:

•

The increase in banking services revenues reflects an increase due to the HSBC Branch Acquisition and ongoing fee income initiatives, partially offset by the impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”).

•	Insurance commissions increased as a result of our insurance agency acquisition in the second quarter of 2011.

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

•	Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans.

•	The increase in capital markets revenue reflects the remarkable growth in derivatives sales to commercial customers.

•

A $16 million gain resulting from the sale of certain mortgage-backed securities in a repositioning of our securities portfolio which we believe will improve our overall earnings quality and consistency.

Comparison to Prior Year to Date

The following table presents our noninterest income for the periods indicated (amounts in thousands).

	Six months ended June 30,
	2012	2011
Banking services	$49,416	$43,619
Insurance commissions	33,905	32,799
Wealth management services	18,246	14,617
Mortgage banking	12,823	4,649
Lending and leasing	7,368	4,923
Bank owned life insurance	7,235	5,085
Capital markets income	13,370	2,916
Gain on securities portfolio repositioning	15,895	—
Other	7,248	4,361

Total noninterest income	$165,506	$112,969

Noninterest income as a percentage of net revenue	24.8%	21.9%

Noninterest income increased $53 million, or 47%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase is primarily attributable to the HSBC Branch Acquisition, gain on securities portfolio repositioning, and our April 2011 merger with NewAlliance. However, other factors contributing to changes in certain components of noninterest income are described below:

•	Revenues from banking services for the first half of 2012 benefited from our ongoing fee income initiatives but were also impacted by the Durbin Amendment.

•	Insurance commissions increased as a result of our insurance agency acquisition in the second quarter of 2011.

•

Wealth management services revenues increased reflecting greater cross-selling of securities and insurance products through our branch network and the growth strategy of our Private Client Services group as we opened offices in Buffalo, Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia and Connecticut. The increase also reflects the impact of acquiring wealth management relationships from HSBC.

•	Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans.

•	The increase in capital markets revenue reflects the remarkable growth in derivatives sales to commercial customers.

Excluding the gain on the investment securities portfolio sale, noninterest income as a percentage of net revenue increased from 21.9% in first half of 2012 to 23.0% in the first half of 2012 reflecting the benefits of our acquisitions and our capital markets business.

Noninterest Expense

The following table presents our operating noninterest expense for the periods indicated (amounts in thousands):

	Three months ended
	June 30,	March 31,	June 30,
	2012	2012	2011
Salaries and benefits	$104,507	$96,477	$90,192
Occupancy and equipment	24,089	22,017	18,952
Technology and communications	24,434	19,713	13,929
Marketing and advertising	6,676	6,763	3,880
Professional services	9,263	8,895	9,138
Amortization of intangibles	9,839	6,466	6,573
FDIC premiums	10,552	6,133	6,267
Merger and acquisition integration expenses	131,460	12,970	76,828
Restructuring charges	3,750	2,703	11,656
Other	21,069	18,041	17,726

Total noninterest expenses	345,639	200,178	255,141

Less nonoperating expenses:
Merger and acquisition integration expenses	(131,460)	(12,970)	(76,828)
Restructuring charges	(3,750)	(2,703)	(11,656)

Total operating noninterest expenses(1)	$210,429	$184,505	$166,657

Efficiency ratio(2)	97.5%	64.1%	87.6%

Operating efficiency ratio(1)	62.1%	59.1%	57.2%

(1)

We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income less the gain on investment securities portfolio repositioning.

(2)	The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Comparison to Prior Quarter

Noninterest expenses increased $145 million during the quarter ended June 30, 2012 from the quarter ended March 31, 2012 primarily due to merger and acquisition integration expenses incurred in the HSBC Branch Acquisition as well as the additional expenses resulting from operating these branches. Changes in certain other components of noninterest expense are described below:

•

Salaries and benefits increased $8 million as the average number of full time equivalents increased from 4,753 at March 31, 2012 to 6,103 at June 30, 2012 as a result of the HSBC Branch Acquisition. Partially offsetting the impact of the HSBC Branch Acquisition was the benefit of our first quarter 2012 $111 million tax deductible contribution to our defined benefit plans, which reduced our pension expense by almost $2 million for the quarter ended June 30, 2012. In addition, we experienced higher payroll taxes in the first quarter due to the seasonality of certain taxes.

•

FDIC premiums increased not only due to the assets acquired and goodwill recorded in the HSBC Branch Acquisition, but also due to the organic growth in our balance sheet and changes in certain components of our assessment rate.

Comparison to Prior Year Quarter

Noninterest expenses increased $90 million for the quarter ended June 30, 2012 from the quarter ended June 30, 2011 primarily due to costs incurred in the HSBC Branch Acquisition as well as additional expense resulting from operating these branches. However, other factors contributing to changes in certain components of noninterest expense are described below:

•	Salaries and benefits increased $14 million, reflective of the increase in our full time equivalent employees, resulting from acquisitions and the growth of our infrastructure.

•

The increases in occupancy and equipment and technology and communications reflect targeted investments in an effort to enhance the sophistication and efficiency of our back office processes to support the NewAlliance merger, HSBC Branch Acquisition, and future growth opportunities. Additionally, we outsourced our data center late in 2011 which also contributed to higher technology and communications expenses in the second quarter of 2012 as compared to the second quarter of 2011.

•

While FDIC expense increased more than $4 million during the quarter ended June 30, 2012 from the same quarter of 2011, we were able to somewhat mitigate the impact of the NewAlliance and HSBC acquired assets with our capital management strategies. The Company made capital contributions to the Bank of $645 million and $150 million in the fourth quarter of 2011 and the first quarter of 2012, respectively.

•	Restructuring charges decreased $8 million.

Merger and acquisition integration expenses of $131 million and $13 million for the three months ended June 30, 2012 and March 31, 2012, respectively, were attributable to the pending HSBC Branch Acquisition. The $77 million of merger and acquisition integration expenses for the three months ended June 30, 2011 were primarily attributable to our merger with NewAlliance.

Comparison to Prior Year to Date

The following table presents our operating noninterest expense for the periods indicated (amounts in thousands):

	Six months ended June 30,
	2012	2011
Salaries and benefits	$200,984	$163,968
Occupancy and equipment	46,106	35,149
Technology and communications	44,147	26,800
Marketing and advertising	13,439	6,572
Professional services	18,158	15,177
Amortization of intangibles	16,305	12,062
FDIC premiums	16,685	12,462
Merger and acquisition integration expenses	144,430	83,004
Restructuring charges	6,453	12,712
Other	39,110	32,385

Total noninterest expense	545,817	400,291

Less nonoperating expenses:
Merger and acquisition integration expenses	(144,430)	(83,004)
Restructuring charges	(6,453)	(12,712)

Total operating noninterest expense(1)	$394,934	$304,575

Efficiency ratio(2)	81.8%	77.5%

Operating efficiency ratio(1)	60.7%	59.0%

(1)

We believe this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. The operating efficiency ratio is computed by dividing operating noninterest expense by the sum of net interest income and noninterest income less the gain on investment securities portfolio repositioning.

(2)	The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Noninterest expense increased $146 million, or 36%, for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to the merger and acquisition integration expenses incurred in the HSBC Branch Acquisition, the additional expenses resulting from operating the HSBC branches, and the growth of our infrastructure. FDIC premiums increased not only due to the growth of our balance sheet but also due to growth in certain components of our assessment rate. However, we were able to partially mitigate the impact of these factors through our capital management strategies. The Company made capital contributions to the Bank of $645 million and $150 million in the fourth quarter of 2011 and the first quarter of 2012, respectively.

Income Taxes

Our effective tax rate of 42.9% for the three months ended June 30, 2012 increased from 35.0% for the three months ended March 31, 2012 and increased from 28.3% for the three months ended June 30, 2011. The increase from the three months ended March 31, 2012 and June 30, 2011 is primarily due to lower pre-tax income as a result of higher expense levels attributable to the HSBC Branch Acquisition resulting in a pre-tax loss for the second quarter of 2012. Additionally, there was a reversal of $1.1 million in uncertain tax positions in the second quarter of 2011.

Our effective tax rate for the six months ended June 30, 2012 was 32.9% and 31.8% for the six months ended June 30, 2011. The increase in the effective tax rate is primarily due to the reversal of $1.1 million in uncertain tax positions in the second quarter of 2011.

ANALYSIS OF FINANCIAL CONDITION AT JUNE 30, 2012

Overview

On May 18, 2012 we completed the HSBC Branch Acquisition and the results are included in our consolidated statement of financial condition at June 30, 2012. The acquisition significantly impacted our balance sheet as can be seen through our comparison of June 30, 2012 balances to December 31, 2011 presented below. The table below details the balances at June 30, 2012, as well as the December 31, 2011 balances adjusted to include HSBC balances acquired on May 18, 2012 (in thousands):

		December 31, 2011
	June 30, 2012 Consolidated	Consolidated	Balances acquired from HSBC	Proforma HSBC	Comparison to Proforma HSBC
Investment securities	$11,730,698	12,376,085	—	12,376,085	(645,387)
Loans and leases:
Commercial:
Real estate	6,710,009	6,244,381	141,919	6,386,300	323,709
Business	4,514,537	3,771,649	173,779	3,945,428	569,109

Total commercial loans	11,224,546	10,016,030	315,698	10,331,728	892,818
Residential real estate	4,037,045	4,012,267	324,253	4,336,520	(299,475)
Home equity	2,683,236	2,165,988	563,599	2,729,587	(46,351)
Other consumer	818,689	278,298	389,029	667,327	151,362

Total loans and leases	18,763,516	16,472,583	1,592,579	18,065,162	698,354

Deposits:
Savings accounts	$4,103,773	2,621,016	1,644,020	4,265,036	(161,263)
Interest-bearing checking	3,887,568	2,259,576	1,449,352	3,708,928	178,640
Money market deposits	10,919,766	7,220,902	4,478,240	11,699,142	(779,376)
Noninterest-bearing deposits	4,774,764	3,335,356	1,469,309	4,804,665	(29,901)
Certificates of deposit	4,211,116	3,968,265	813,668	4,781,933	(570,817)

Total deposits	27,896,987	19,405,115	9,854,589	29,259,704	(1,362,717)

Total borrowings	1,690,307	8,127,121	—	8,127,121	(6,436,814)

We noted the following balance trends during the second quarter of 2012, exclusive of the impact of the HSBC Branch Acquisition:

•

Our available for sale investment securities portfolio decreased $645 million over the balance at December 31, 2011 due to the securities portfolio repositioning in the second quarter of 2012, the proceeds of which were used to pay down short-term borrowings. This was partially offset by our strategy to purchase securities in anticipation of receiving cash proceeds from the pending HSBC Branch Acquisition.

•

Our ending loan balances increased from $18.1 billion on a proforma basis to $18.8 billion at June 30, 2012. The increase was driven by continued organic growth in our commercial loan portfolio of $893 million, or 17% annualized.

•

Core deposits decreased by $792 million or 7% on an annualized basis, due to our interest rate and treasury management strategies as we continue to move down deposit pricing. We continue to focus on core customer acquisition reflected in the 14% increase in the number of new personal checking account openings from December 31, 2011.

•	Total borrowings decreased by $6.4 billion, as cash proceeds received from the HSBC Branch Acquisition and securities portfolio repositioning were used to pay down borrowings.

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

Our total loans and leases outstanding increased $2.3 billion from December 31, 2011 to June 30, 2012, which included $1.6 billion in loans from the HSBC Branch Acquisition. Our commercial loan portfolio increased $1.2 billion, or 24% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Our Upstate New York market continues to perform well as the commercial loan portfolio increased $649 million, or 26% annualized. Excluding the HSBC Branch Acquisition, the commercial loan portfolio increased $334 million, or 13% annualized over the fourth quarter of 2011. In addition to the continued growth trends in Upstate New York, our Eastern and Western Pennsylvania markets have exhibited strong growth with an increase in their commercial loan portfolios of $235 million, or 32% annualized and $94 million, or 15% annualized, respectively over the fourth quarter of 2011. Our relatively new market in Connecticut and Western Massachusetts gained traction during the first half of 2012 with an increase of $104 million, or 11% annualized, over the fourth quarter of 2011. Commercial loans as a percentage of our total loans of approximately 60% remained in line with the loan type composition at December 31, 2011.

Period over period, we experienced a net increase of $25 million in our residential real estate portfolio. The net increase reflects the addition of $324 million of loans acquired from HSBC, offset by net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Our home equity and other consumer loan portfolios increased dramatically as a result of the HSBC Branch Acquisition. Other consumer loans also increased due to significant growth in our indirect auto portfolio.

The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	June 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,091,836	32.4%	$5,878,618	35.7%
Construction	618,173	3.3	365,763	2.2
Business	4,514,537	24.1	3,771,649	22.9

Total commercial	11,224,546	59.8	10,016,030	60.8

Consumer:
Residential real estate	4,037,045	21.5	4,012,267	24.4
Home equity	2,683,236	14.3	2,165,988	13.1
Other consumer	818,689	4.4	278,298	1.7

Total loans and leases	18,763,516	100.0%	16,472,583	100.0%

Allowance for loan losses	(138,516)		(120,100)

Total loans and leases, net	$18,625,000		$16,352,483

Included in the table above are acquired loans with a carrying value of $7.4 billion and $6.6 billion at June 30, 2012 and December 31, 2011, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. To the extent that the credit quality of loans deteriorates subsequent to acquisition, an allowance for loan loss is established. Our allowance for loan loss on our acquired loans recognized subsequent to acquisition was $3.3 million and $1.6 million at June 30, 2012 and December 31, 2011, respectively.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Capital markets(1)	Total loans and leases
June 30, 2012:
Commercial:
Real estate	$3,499,729	$615,926	$1,169,115	$1,425,239	$—	$6,710,009
Business	2,180,397	706,306	547,585	573,046	507,203	4,514,537

Total commercial	5,680,126	1,322,232	1,716,700	1,998,285	507,203	11,224,546

Consumer:
Residential real estate	1,424,305	63,784	277,734	2,271,222	—	4,037,045
Home equity	1,343,056	186,959	589,949	563,272	—	2,683,236
Other consumer	668,063	56,594	42,627	51,405	—	818,689

Total loans and leases	$9,115,550	$1,629,569	$2,627,010	$4,884,184	$507,203	$18,763,516

December 31, 2011:
Commercial:
Real estate	$3,204,416	$544,326	$1,066,456	$1,429,183	$—	$6,244,381
Business	1,826,347	684,291	414,829	464,607	381,575	3,771,649

Total commercial	5,030,763	1,228,617	1,481,285	1,893,790	381,575	10,016,030

Consumer:
Residential real estate	1,225,529	55,410	292,573	2,438,755	—	4,012,267
Home equity	807,898	162,925	608,670	586,495	—	2,165,988
Other consumer	164,602	56,015	45,627	12,054	—	278,298

Total loans and leases	$7,228,792	$1,502,967	$2,428,155	$4,931,094	$381,575	$16,472,583

(1)

Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our commercial customer base. Overall, our commercial pipelines at the end of the second quarter of 2012 continue to be robust, particularly in our newer markets.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by loan size as of the periods indicated (in millions):

	June 30, 2012		December 31, 2011
	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$347	13	$248	9
$10 million to $20 million	993	72	933	67
$5 million to $10 million	1,181	168	1,025	147
$1 million to $5 million	2,432	1,135	2,364	1,105
Less than $1 million(2)	1,757	7,707	1,674	7,137

Total commercial real estate loans	$6,710	9,095	$6,244	8,465

Commercial business loans by size(1)
Greater than or equal to $20 million	$266	10	$224	8
$10 million to $20 million	799	63	462	34
$5 million to $10 million	756	110	743	105
$1 million to $5 million	1,330	599	1,151	518
Less than $1 million(2)	1,364	23,032	1,192	19,969

Total commercial business loans	$4,515	23,814	$3,772	20,634

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table
(2)	Caption Includes net deferred fees and costs and other adjustments

In line with our commercial real estate portfolio composition at December 31, 2011, 69% of our commercial real estate loans are non owner occupied at June 30, 2012. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
June 30, 2012
Non owner occupied commercial real estate loans:
Construction, acqusition and development	$389,007	$31,273	$89,786	$77,787	$68,500	$656,353
Multifamily and apartments	932,779	54,400	141,010	214,645	46,498	1,389,332
Office and professional space	483,769	63,315	80,643	281,917	58,831	968,475
Retail	335,849	39,603	114,294	210,257	96,910	796,913
Warehouse and industrial	137,738	21,423	45,298	90,507	20,132	315,098
Other	275,330	22,030	135,889	62,230	27,614	523,093

Total non owner occupied commercial real estate loans	$2,554,472	$232,044	$606,920	$937,343	$318,485	$4,649,264

December 31, 2011
Non owner occupied commercial real estate loans:
Construction, acqusition and development	$341,176	$36,326	$59,691	$61,674	$61,595	$560,462
Multifamily and apartments	868,076	64,095	160,276	177,320	40,800	1,310,567
Office and professional space	487,517	48,562	84,320	320,638	78,084	1,019,121
Retail	325,909	41,613	120,088	221,610	86,080	795,300
Warehouse and industrial	138,940	40,413	43,249	110,067	19,955	352,624
Other	211,734	18,035	69,490	69,250	23,595	392,104

Total non owner occupied commercial real estate loans	$2,373,352	$249,044	$537,114	$960,559	$310,109	$4,430,178

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio

In anticipation of receiving cash from the HSBC Branch Acquisition, we purchased approximately $2.3 billion of securities during 2012, in addition to the $1.2 billion of securities we purchased during 2011. The purchases were primarily comprised of commercial mortgage-backed securities but also included agency residential mortgage-backed securities, asset-backed securities, collateralized loan obligations, corporate bonds, and U.S. Treasury bonds. The average yield of the purchases was approximately 3.5%. The purchases were temporarily funded with a combination of short-term FHLB advances, repurchase agreements, and brokered certificates of deposit.

Interest rates, after ending the first quarter of 2012 at relative highs since October 2011, steadily decreased during the second quarter of 2012 reaching the then historical lows in June 2012. In June 2012, the Federal Reserve reiterated its view that it intended to keep interest rates low through at least the end of 2014, solidifying its support of low interest rates. At the same time, the yield curve remained flat driven by concerns in the European Union and the domestic U.S. economy which resulted in lower 10-year Treasury yields and lower mortgage rates. Our June 30, 2012 expectations of future prepayment speeds in our collateralized mortgage obligation and mortgage-backed securities portfolio reflected significant changes in market information during the second quarter that the lower interest rate environment and the pace of the mortgage prepayment cycle will likely persist for a longer period, and therefore impact premium amortization with our collateralized mortgage obligation and mortage-backed securities portfolio in the future.

With the goal of de-levering and de-risking our balance sheet, and subsequent to the HSBC Branch Acquisition, we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $16 million. The securities sold were selected based on an assessment of their potential prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.

The sale of the securities will serve to reduce future volatility in our net interest margin by reducing the impact of prepayments on the mortgage-backed securities portfolio yield. In addition, the sale of these securities with the greatest levels of prepayment risk coupled with the pay down of short-term borrowings improves our asset sensitivity, allowing us to be better positioned to benefit when interest rates rise while at the same time managing the near term volatility created by the current sustained low interest rate environment. The lower remaining premiums, which decreased to $130 million, or 2.3% of the mortgage-backed securities portfolio at June 30, 2012, from $232 million, or 2.8% of the portfolio at December 31, 2011, and collateral characteristics of our residual mortgage-backed securities portfolio reduce yield volatility. In addition, the remaining investment securities portfolio remains highly liquid, highly rated and well diversified.

A change in our expectations regarding the expected magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to lower prospective yields on our investment securities. Additionally, principal repayments on our securities could be reinvested at lower rates.

Our residential mortgage-backed securities portfolio offers some protection from higher prepayment rates and less cash flow volatility in this low interest rate environment. Within our CMOs, we own a combination of first pay and second pay sequential securities as well as planned amortization class (“PAC”) securities. These types of bonds provide us with more stable and consistent cash flows in various interest rate environments. Second pay sequential securities are protected from prepayments by the first pay tranche. A PAC security is also protected with a principal payment rate that is stabilized by support tranches in the structure. These support tranches, which we do not own, absorb excess prepayments when rates fall, and receive fewer prepayments to prevent extension of average life as rates rise. However, as prepayments reduce the principal of the support security, the PAC security is less protected from prepayment fluctuations.

The sale of the residential mortgage-backed investment securities reduced our holdings in such mortgage-backed securities to 53% at June 30, 2012 from 73% at December 31, 2011. At each of June 30, 2012 and December 31, 2011, 98% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.

As a result of the sale of residential mortgage-backed securities and purchases of new investment securities associated with the HSBC Branch Acquisition, our investment portfolio is now more diversified with a higher percentage of product types such as commercial mortgage-backed securities, asset-backed securities, collateralized loan obligations, and corporate bonds. In addition to the purchases made in these security types, we also plan to grow our positions in these security types throughout 2012.

The fair value of our total investment securities portfolio was comprised of the following at the dates indicated:

	Fair	% of total
	value	portfolio
June 30, 2012:
States and political subdivisions	$660,180	5.8%
U.S. Treasury	20,744	0.2
U.S. government agencies and enterprises	337,519	2.9
Corporate debt and trust preferred securities	651,700	5.6
Residential mortgage-backed securities	6,057,495	52.8
Commercial mortgage-backed securities	1,935,219	16.9
Collateralized loan obligations	988,184	8.6
Asset-backed securities	788,338	6.9
Other	31,158	0.3

Total investment securities	$11,470,537	100%

December 31, 2011
States and political subdivisions	$703,178	5.8%
U.S. Treasury	20,643	0.2
U.S. government agencies and enterprises	395,573	3.3
Corporate debt and trust preferred securities	361,042	3.0
Residential mortgage-backed securities	8,808,292	72.8
Commercial mortgage-backed securities	1,529,310	12.6
Collateralized loan obligations	157,999	1.3
Asset-backed securities	93,813	0.8
Other	31,169	0.2

Total investment securities	$12,101,019	100.0%

The duration of our investment securities portfolio decreased to 3.1 years at June 30, 2012 from 4.1 years at December 31, 2011. Our securities portfolio sale decreased the duration by almost three months, our purchases of securities during the first half of 2012 decreased the duration by five months, and changes in rates decreased the duration by four months.

At June 30, 2012, the pre-tax net unrealized gains on our available for sale investment securities increased to $216 million from $170 million at December 31, 2011. The unrealized gain represents the difference between the fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market.

Our investment in FHLB stock consists of $51 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at June 30, 2012 and of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston, respectively, at December 31, 2011. Our investment in FRB stock amounted to $134 million and $109 million at June 30, 2012 and December 31, 2011, respectively.

Deposits

Excluding the $9.9 billion in deposits (at fair value) acquired in the HSBC Branch Acquisition, our total deposits decreased $1.4 billion from December 31, 2011. At June 30, 2012, core deposits increased to 85% of total deposits from 80% at December 31, 2011, reflecting the composition of the deposits we acquired from HSBC. The decrease in balances was primarily driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce excess liquidity. We continue to focus on core deposit relationships which lead to greater cross-selling opportunities. During the second quarter of 2012, the number of new checking account openings increased 15% from the first quarter of 2012 and was up 38% over the prior year. Growth was strong in all markets but was most notable in markets impacted by the HSBC Branch Acquisition. We opened more new checking accounts in the acquired branches during the second quarter of 2012 than in our legacy branches. As of June 30, 2012 we have retained approximately 97% of the retail deposits acquired from HSBC.

The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent	Deposits acquired (1)	Increase (decrease) excluding HSBC acquired deposits
Core deposits:
Savings	$4,103,773	14.7%	$2,621,016	13.5%	$1,644,020	$(161,263)
Interest-bearing checking	3,887,568	13.9	2,259,576	11.6	1,449,352	178,640
Money market deposits	10,919,766	39.2	7,220,902	37.3	4,478,240	(779,376)
Noninterest-bearing	4,774,764	17.1	3,335,356	17.2	1,469,309	(29,901)

Total core deposits	23,685,871	84.9	15,436,850	79.6	9,040,921	(791,900)
Certificates	4,211,116	15.1	3,968,265	20.4	813,668	(570,817)

Total deposits	$27,896,987	100.0%	$19,405,115	100.0%	$9,854,589	$(1,362,717)

(2)	Excludes $0.5 billion municipal money market deposits that were subject to a price concession.

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
June 30, 2012
Core deposits:
Savings	$2,466,303	$166,135	$240,706	$1,230,629	$4,103,773
Interest-bearing checking	2,388,999	535,107	459,414	504,048	3,887,568
Money market deposits	7,229,537	1,220,857	1,081,467	1,387,905	10,919,766
Noninterest-bearing	2,851,027	699,961	524,027	699,749	4,774,764

Total core deposits	14,935,866	2,622,060	2,305,614	3,822,331	23,685,871
Certificates	1,932,513	628,428	551,400	1,098,775	4,211,116

Total deposits	$16,868,379	$3,250,488	$2,857,014	$4,921,106	$27,896,987

December 31, 2011
Core deposits:
Savings	$862,354	$136,984	$238,766	$1,382,912	$2,621,016
Interest-bearing checking	743,536	486,150	565,212	464,678	2,259,576
Money market deposits	3,372,154	1,295,675	1,158,837	1,394,236	7,220,902
Noninterest-bearing	1,417,374	699,234	523,656	695,092	3,335,356

Total core deposits	6,395,418	2,618,043	2,486,471	3,936,918	15,436,850
Certificates	1,105,717	839,983	709,810	1,312,755	3,968,265

Total deposits	$7,501,135	$3,458,026	$3,196,281	$5,249,673	$19,405,115

Borrowings

Borrowings decreased to $1.7 billion at June 30, 2012 from $8.1 billion at December 31, 2011. Short-term borrowings decreased by $1.3 billion from December 31, 2011 to $958 million, and long-term borrowings decreased by $5.2 billion during that same period to $732 million. As noted above under Investment Securities, during the quarter ended June 30, 2012, we sold certain mortgage-backed securities and used the $3.1 billion in proceeds to repay short-term borrowings. This action improves our funding profile and our capital ratios. In addition, upon completion of the HSBC Branch Acquisition, we paid down wholesale borrowings, including those used to purchase investment securities in advance of this transaction.

Capital

During the first six months of 2012, our stockholders’ equity remained unchanged at $4.8 billion at June 30, 2012, compared to December 31, 2011. Increases resulting from our net income of $49 million, unrealized gains, net of taxes, on our investment securities available for sale of $28 million, and $5 million from the remeasurement, net of tax, of our pension plans due to a $111 million tax deductible contribution to such plans, were partially offset by $56 million, or $0.16 per share, in common stock dividends and $13 million in preferred stock dividends.

At June 30, 2012, we held over 13 million shares of our common stock as treasury shares. While we did not repurchase any shares of our common stock during the first six months of 2012, we currently have authorization from our Board of Directors to repurchase up to an additional 12 million shares of our common stock as part of our capital management initiatives. We issued 0.8 million shares from treasury stock in connection with grants of restricted stock awards during the six months June 30, 2012. Although treasury stock purchases are an important component of our capital management strategy, the extent to which we repurchase shares in the future will depend on a number of factors including the market price of our stock and alternative uses for our capital.

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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at June 30, 2012 are presented in the following table (amounts in thousands):

	Actual		Minimum amount to be well-capitalized
	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,128,702	6.32%	$1,684,100	5.00%
Tier 1 risk-based capital	2,128,702	9.40	1,358,746	6.00
Total risk-based capital	2,575,999	11.37	2,265,610	10.00

First Niagara Bank, N.A.:
Leverage ratio	$2,178,868	6.48%	$1,681,225	5.00%
Tier 1 risk-based capital	2,178,868	9.63	1,357,550	6.00
Total risk-based capital	2,393,445	10.57	2,264,376	10.00

As of June 30, 2012, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). At June 30, 2012, our capital ratios reflect the impact of the HSBC Branch Acquisition offset by the benefits of our investment securities portfolio repositioning whereby we sold mortgage-backed securities with a carrying value of $3.1 billion and used the proceeds to pay down short-term borrowings. The repositioning will have a greater beneficial impact on our leverage ratio in the third quarter of 2012.

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

Allowance for Loan Losses

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

Substandard loans, including all impaired business and commercial real estate loans greater than $200 thousand, are reviewed on a quarterly basis by either management’s Classified Loan Review Committee (for such loans greater than $2 million) or by a Senior Credit Manager (for such loans between $200 thousand and $2 million). Such review considers, as applicable, current payment status, payment history, charge-off amounts, collateral valuation information (including appraisal dates), and commentary on collateral valuations, guarantor information, interim financial data, cash flow historical data and projections, rent roll data, and account history. Similar information is also reviewed for all special mention loans between $300 thousand and $2 million by a Senior Credit Manager and by the Classified Loan Review Committee for such loans greater than $2 million. Loans below these thresholds are reviewed by a loan officer on a quarterly basis ensuring that loan gradings are appropriate.

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

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated (amounts in thousands):

	June 30, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$44,927	35.7%	$50,007	37.9%
Business	75,708	24.1	57,348	22.9

Total commercial	120,635	59.8	107,355	60.8

Consumer:
Residential real estate	5,076	21.5	4,101	24.4
Home equity	4,971	14.3	4,374	13.1
Other consumer	7,834	4.4	4,270	1.7

Total	$138,516	100.0%	$120,100	100.0%

Allowance for loan losses to total loans	0.74%		0.73%

The following table presents the activity in our allowance for originated loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	33,487	(1,485)	2,302	3,375	3,223	40,902
Charge-offs	(16,631)	(4,010)	(1,555)	(2,963)	(1,856)	(27,015)
Recoveries	1,530	433	280	266	803	3,312
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)

Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	21,390	1,254	1,728	2,412	(327)	26,457
Charge-offs	(9,048)	(6,117)	(1,079)	(1,671)	(1,322)	(19,237)
Recoveries	2,026	1,398	240	61	729	4,454

Balance at end of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028

Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$71,653	$41,619	$4,697	$4,504	$2,672	$125,145
Provision for loan losses	15,039	5,282	586	2,084	2,384	25,375
Charge-offs	(12,063)	(2,229)	(336)	(1,675)	(915)	(17,218)
Recoveries	1,105	273	181	139	391	2,089
Allowance related to loans sold	(26)	(18)	(52)	(81)	(18)	(195)

Balance at end of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196

Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$48,690	$44,255	$2,476	$2,998	$1,707	$100,126
Provision for loan losses	10,343	2,034	344	492	418	13,631
Charge-offs	(3,961)	(3,493)	(376)	(867)	(631)	(9,328)
Recoveries	1,330	706	199	38	326	2,599

Balance at end of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans of our acquired loan portfolio for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	4,801	—	—	2,000	6,801
Charge-offs	—	(4,999)	—	—	(701)	(5,700)
Recoveries	—	198	—	—	113	311

Balance at end of period	$—	$—	$—	$—	$3,320	$3,320

Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	536	—	—	—	882
Charge-offs	(346)	(536)	—	—	—	(882)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,601	$1,601
Provision for loan losses	—	428	—	—	2,000	2,428
Charge-offs	—	(626)	—	—	(358)	(984)
Recoveries	—	198	—	—	77	275

Balance at end of period	$—	$—	$—	$—	$3,320	$3,320

Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	462	—	—	—	808
Charge-offs	(346)	(462)	—	—	—	(808)
Recoveries	—	—	—	—	—	—

Balance at end of period	$—	$—	$—	$—	$—	$—

As of June 30, 2012, we had a liability for unfunded loan commitments of $11 million. For the six months ended June 30, 2012, we recognized a provision for credit loss related to our unfunded loan commitments of $0.4 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million through a purchase accounting adjustment. Our total unfunded commitments amounted to $8.6 billion at June 30, 2012.

Our net charge-offs of $29 million in 2012 were $13 million higher than our net charge-offs of $16 million in 2011. The period over period increases were driven primarily by an $8 million charge-off of one large commercial loan based in Upstate New York and $4 million of charge-offs on two commercial loans acquired in the Harleysville acquisition. Total net charge-offs for the second quarter represented 0.36% of average total loans compared with 0.20% of average total loans in the second quarter of 2011. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.55 % for the second quarter of 2012 compared to 0.32% for second quarter of 2011.

The following table details our net charge-offs by loan category for the periods indicated (amounts in thousands):

	Six months ended
	June 30, 2012		June 30, 2011
	Net	Percent of	Net	Percent of
	charge-offs	average loans	charge-offs	average loans
Commercial:
Real estate	$8,378	0.26%	$4,793	0.19%
Business	15,101	0.74	7,830	0.55

Total commercial	23,479	0.45	12,623	0.32

Consumer:
Residential real estate	1,275	0.06	839	0.06
Home equity	2,697	0.24	1,610	0.18
Other consumer	1,641	0.82	593	0.44

Total	$29,092	0.34%	$15,665	0.24%

Our nonaccruing loans were $129 million at June 30, 2012 compared to $133 million at March 31, 2012 and $90 million at December 31, 2011. The increase from December 31, 2011 was largely due to four large commercial business loans in our Upstate New York footprint. These relationships have been adequately reserved for at quarter end. Additionally, the Interagency Supervisory Guidance issued in the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans. Also contributing to the increase is $19 million of acquired lines of credit which were unchanged from March 31, 2012. These increases were offset by the removal of $22 million due to charge-offs, $12 million that was returned to accrual status, and $11 million due to transfers to real estate owned or paydowns. Nonperforming loans comprised 0.69% of total loans at June 30, 2012 compared to 0.55% at December 31, 2011. Excluding our acquired loans, our nonaccruing loans were 0.96% of originated loans at June 30, 2012 compared to 0.91% of originated loans at December 31, 2011.

The composition of our nonaccruing loans from our originated portfolio segment and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	June 30, 2012	December 31,
	Total (1)	2011
Nonaccruing loans:
Commercial:
Real estate	$46,881	$43,119
Business	35,690	20,173

Total commercial	82,571	63,292
Consumer:
Residential real estate	23,058	18,668
Home equity	22,161	6,790
Other consumer	1,282	1,048

Total nonaccruing loans	129,072	89,798
Real estate owned	10,632	4,482

Total nonperforming assets (2)	$139,704	$94,280

Loans 90 days past due and still accruing interest (3)	$125,668	$143,237

Total nonperforming assets as a percentage of total assets	0.40%	0.29%

Total nonaccruing loans as a percentage of total loans	0.69%	0.55%

Total nonaccruing originated loans as a percentage of total originated loans	0.96%	0.91%

Allowance for loan losses to nonaccruing loans	107.3%	133.7%

(1)	Includes $19 million of nonperforming acquired lines of credit, primarily in home equity. The remaining credit discount, recorded at acquisition, remains adequate to cover losses on these balances.
(2)	Nonperforming assets do not include $42 million and $44 million of performing renegotiated loans that are accruing interest at June 30, 2012 and December 31, 2011, respectively.
(3)

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

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $33 million at June 30, 2012 in our originated loan portfolio remains in line with the fourth quarter of 2012 at $36 million of loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due increased $7 million from $75 million as of December 31, 2011 to $82 million as of June 30, 2012, driven by the increase in our acquired loans from the HSBC Branch Acquisition.

The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Originated loans
Commercial:
Real estate	0.2%	0.2%	0.2%	—%	0.6%	0.6%	0.9%	0.8%
Business	0.1	0.2	—	—	0.6	0.4	0.7	0.5

Total commercial	0.1	0.2	0.1	—	0.6	0.5	0.8	0.7

Consumer:
Residential real estate	0.3	0.6	0.1	0.3	1.1	0.9	1.5	1.8
Home equity	0.2	0.2	0.2	0.2	0.5	0.6	0.9	1.0
Other consumer	0.3	0.9	0.1	0.4	0.2	0.5	0.6	1.8

Total consumer	0.3	0.5	0.1	0.3	0.8	0.8	1.2	1.5

Total	0.2	0.3	0.1	0.1	0.6	0.6	0.9	0.9

Acquired loans
Commercial:
Real estate	1.1	1.1	0.3	0.1	2.1	2.1	3.4	3.2
Business	0.5	0.6	0.2	0.1	1.0	1.1	1.7	1.8

Total commercial	1.0	0.9	0.2	0.1	1.8	1.8	3.0	2.8

Consumer:
Residential real estate	0.7	0.8	0.4	0.4	2.7	2.8	3.8	4.0
Home equity	0.6	0.7	0.2	0.4	1.1	1.8	2.0	2.9
Other consumer	1.2	1.6	0.3	1.0	0.3	2.0	1.9	4.7

Total consumer	0.7	0.8	0.3	0.4	1.9	2.5	3.0	3.7

Total	0.8%	0.9%	0.3%	0.3%	1.9%	2.2%	3.0%	3.3%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. Overall levels of classified and criticized loans including our pass watch category increased slightly over the prior quarter. The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of Total
	June 30	December 31,
	2012	2011
Originated loans:

Pass	91.5%	90.4%
Pass watch(1)	2.4	1.0

Total pass	93.9%	91.4%

Criticized:(2)
Accrual	5.1%	7.7
Nonaccrual	1.0	0.9

Total criticized	6.1	8.6

Total	100.0%	100.0%

Acquired loans:

Pass	82.2%	85.5%
Pass watch(1)	4.5	0.3

Total pass	86.7%	85.8%

Criticized:(2)
Accrual	13.2%	14.2%
Nonaccrual	0.1	—

Total criticized	13.3	14.2

Total	100.0%	100.0%

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

The composition of our consumer portfolio segment is presented in the table below at the dates indicated:

	Percent of Total
	June 30, 2012	December 31, 2011
Originated loans by refreshed FICO score:
Over 700	77.0%	76.5%
660-700	11.5	11.0
620-660	5.0	4.9
580-620	2.3	2.4
Less than 580	3.2	3.5
No score(1)	1.0	1.7

Total	100.0%	100.0%

Acquired loans by refreshed FICO score:
Over 700	68.9%	70.4%
660-700	10.1	8.1
620-660	5.4	4.4
580-620	3.2	2.6
Less than 580	4.8	4.6
No score(1)	7.6	9.9

Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

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

As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark that represented expected future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $228 million and $205 million as of June 30, 2012 and December 31, 2011, respectively.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters (dollars in thousands):

	HSBC	New Alliance	Harleysville	National City	Total
June 30, 2012:
Provision for credit losses	$100	$272	$816	$1,240	$2,428
Net charge-offs	$—	$72	$637	$—	$709
Net charge-offs to average loans	—	0.01%	0.17%	—	0.04%
Nonperforming loans	$332	$4,785	$11,212	$3,045	$19,374
Total loans (1)	1,576,422	4,054,481	1,522,665	446,645	7,600,213
Allowance for acquired loan losses	100	200	1,780	1,240	3,320
Credit related discount (2)	$45,977	$125,241	$42,861	$14,776	$228,855
Credit related discount as percentage of loans	2.92%	3.09%	2.81%	3.31%	3.01%
Pass watch (3)	$56,651	$60,351	$19,487	$2,089	$138,578
Criticized loans (4)	42,415	209,387	189,133	43,024	483,959
Classified loans (5)	22,954	145,292	145,342	21,181	334,769
Greater than 90 days past due and accruing (6)	21	72,221	50,659	2,767	125,668

December 31, 2011:
Provision for credit losses	$—	$—	$2,347	$—	$2,347
Net charge-offs	$—	$—	$439	$—	$439
Net charge-offs to average loans	—	—	0.10%	—	0.03%
Nonperforming loans	$—	$—	$—	$—	$—
Total loans (1)	—	4,579,585	1,712,147	509,957	6,801,689
Allowance for acquired loan losses	—	—	1,908	—	1,908
Credit related discount (2)	$—	$142,601	$44,829	$17,681	$205,111
Credit related discount as percentage of loans	—	3.11%	2.62%	3.47%	3.02%
Pass watch (3)	$—	$—	$9,736	$—	$9,736
Criticized loans (4)	—	251,647	222,978	51,050	525,675
Classified loans (5)	—	184,674	163,604	28,666	376,944
Greater than 90 days past due and accruing	—	77,814	57,582	7,841	143,237

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.
(2)	Represents principal on acquired loans not expected to be collected.
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

The following table provides information about our originated loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Provision for credit losses	$25,375	$10,839
Net charge-offs	$15,129	$5,396
Net charge-offs to average loans	0.55%	0.22%
Nonperforming loans	$109,699	$89,798
Nonperforming loans to total loans	0.96%	0.91%
Total loans	$11,392,158	$9,876,005
Allowance for originated loan losses	$135,196	$118,192
Allowance for originated loan losses to total originated loans	1.19%	1.20%
Pass watch(1)	$194,903	$71,559
Criticized loans(2)	546,512	618,547
Classified loans(3)	397,993	371,431
Greater than 90 days past due and accruing	—	—

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

Our total allowance for loan losses related to both our originated and acquired loans increased $18 million from December 31, 2011 to $138 million at June 30, 2012 as our total provision for credit losses of $48 million exceeded our total net charge-offs of $29 million. The ratio of our total allowance for loan losses to total loans of 0.74% at June 30, 2012 compared to 0.73% as of December 31, 2011. Excluding acquired loans, the ratio of our allowance for originated loan losses to total loans was 1.19% of originated loans at June 30, 2012 and remained consistent with the measure at December 31, 2011.

Of the $2.7 billion and $2.2 billion home equity portfolio at June 30, 2012 and December 31, 2011, respectively, $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of June 30, 2012 and December 31, 2011. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at June 30, 2012, but does not have a significant impact on our allowance for loan losses.

As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) decreased to $69 million at June 30, 2012 from $77 million at December 31, 2011. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments. TDRs accruing interest totaled $42 million and $44 million at June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012, our liability for estimated repurchase obligations on our serviced loan portfolio was $9 million compared to $8 million at December 31, 2011 and is included in other liabilities in our Consolidated Statements of Condition.

The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	June 30,	December 31,
	2012	2011
30 to 59 days past due	0.35%	0.42%
60 to 89 days past due	0.15	0.17
Greater than 90 days past due	0.72	0.81

Total past due loans	1.22%	1.40%

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

The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated (in thousands):

	Amortized	Fair	Average credit rating of fair value amount
	cost	value	AA or better	A	BBB	BB or less	Not rated
June 30, 2012:
U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises debt securities, mortgage-backed securities, and collateralized mortgage obligations	$6,141,435	$6,339,448	$6,330,752	$—	$—	$—	$8,696
Commercial mortgage-backed securities	1,860,537	1,935,219	977,828	745,316	212,075	—	—
Collateralized loan obligations	998,583	988,184	772,763	189,350	26,071	—	—
States and political subdivisions	638,121	660,180	478,663	130,121	29,466	588	21,342
Asset-backed securities	786,248	788,338	530,091	258,146	101	—	—
Corporate debt and trust preferred	654,253	651,700	—	232,375	135,538	282,787	1,000
Other	105,500	107,468	24,316	14,188	6,791	27,340	34,833

Total investment securities	$11,184,677	$11,470,537	$9,114,413	$1,569,496	$410,042	$310,715	$65,871

December 31, 2011:
U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises debt securities, mortgage-backed securities, and collateralized mortgage obligations	$8,903,996	$9,130,714	$9,120,953	$—	$—	$—	$9,761
Commercial mortgage-backed securities	1,504,241	1,529,310	845,058	575,948	108,304	—	—
Collateralized loan obligations	158,091	157,999	118,584	33,495	5,920	—	—
States and political subdivisions	681,713	703,178	507,496	130,464	55,010	591	9,617
Asset-backed securities	96,451	93,813	71,157	22,547	109	—	—
Corporate debt and trust preferred	378,961	361,042	37,813	256,383	55,918	9,928	1,000
Other	124,178	124,963	44,276	6,945	9,227	29,352	35,163

Total investment securities	$11,847,631	$12,101,019	$10,745,337	$1,025,782	$234,488	$39,871	$55,541

The weighted average credit rating of our portfolio was AA at each of June 30, 2012 and December 31, 2011.

We have assessed our securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2012, the unrealized losses on our corporate debt securities were due to a general widening of credit spreads for the types of these securities, causing their fair values to decrease. As of June 30, 2012, the unrealized losses on our collateralized loan obligations were caused by increasing volatility resulting from the European debt crisis, proposed financial regulation, political tensions, and weak market data leading to wider spreads. We have assessed all securities in an unrealized loss position at June 30, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary.

As of June 30, 2012, we have no direct exposure to the debt of troubled European countries.

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

Consolidated liquidity

Sources of liquidity

We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $362 million outstanding at June 30, 2012.

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

We have a total borrowing capacity of up to $6.6 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $6.3 billion was available as of June 30, 2012.

Uses of liquidity

The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.

In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. Our outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans increased to approximately $8.6 billion at June 30, 2012 from $4.9 billion at December 31, 2011, primarily due to lines of credit acquired in the HSBC Branch Acquisition.

Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at June 30, 2012 and December 31, 2011 our unused commercial lines of credit amounted to $3.2 billion and $2.8 billion, respectively, and our unused home equity and other consumer lines of credit increased to $4.3 billion at June 30, 2012 from $1.5 billion at the end of 2011, due primarily to consumer credit cards acquired in the HSBC Branch Acquisition. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.

In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $285 million and $278 million at June 30, 2012 and December 31, 2011, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.

Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $402 million and $275 million at June 30, 2012 and December 31, 2011, respectively.

Parent Company liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $446 million at June 30, 2012. As of June 30, 2012, the Company has in excess of ten quarters of cash liquidity without reliance on dividends from the Bank.

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

Loan Maturity and Repricing Schedule

The following table sets forth certain information at June 30, 2012 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$2,640,866	$2,724,550	$726,420	$6,091,836
Construction	495,462	55,942	66,769	618,173
Business	3,335,381	818,199	360,957	4,514,537

Total commercial	6,471,709	3,598,691	1,154,146	11,224,546

Residential real estate	1,414,079	2,029,337	593,629	4,037,045
Home equity	1,930,148	378,427	374,661	2,683,236
Other consumer	517,951	228,117	72,621	818,689

Total loans and leases	$10,333,887	$6,234,572	$2,195,057	$18,763,516

For the loans reported in the preceding table, the following sets forth at June 30, 2012, the dollar amount of all of our fixed-rate and adjustable-rate loans due after June 30, 2013 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,506,871	$1,944,099	$3,450,970
Construction	93,593	29,118	122,711
Business	979,284	199,872	1,179,156

Total commercial	2,579,748	2,173,089	4,752,837

Residential real estate	1,413,771	1,209,195	2,622,966
Home equity	753,088	—	753,088
Other consumer	300,738	—	300,738

Total loans and leases	$5,047,345	$3,382,284	$8,429,629

The following table sets forth at June 30, 2012, the dollar amount of all of our fixed- rate loans due after June 30, 2013 by the period in which the loans mature (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$636,617	$315,322	$193,777	$1,145,716
2 to 3 years	498,150	269,131	162,393	929,674
3 to 5 years	616,666	334,223	250,374	1,201,263

Total 1 to 5 Years	1,751,433	918,676	606,544	3,276,653

5 to 10 years	427,830	289,480	267,641	984,951
More than 10 years	400,485	205,615	179,641	785,741

Total	$2,579,748	$1,413,771	$1,053,826	$5,047,345

The following table sets forth at June 30, 2012, the dollar amount of all of our adjustable-rate loans due after June 30, 2013 by the period in which the loans reprice (in thousands):

		Residential real estate
Maturity	Commercial		Total
1 to 2 years	$392,849	$513,085	$905,934
2 to 3 years	447,115	295,417	742,532
3 to 5 years	1,007,294	302,159	1,309,453

Total 1 to 5 Years	1,847,258	1,110,661	2,957,919

5 to 10 years	316,854	98,534	415,388
More than 10 years	8,977	—	8,977

Total	$2,173,089	$1,209,195	$3,382,284

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

	Calculated increase
	June 30, 2012		March 31, 2012
Changes in interest rates(1)	Net interest income	% Change	Net interest income	% Change
+200 basis points(2)	$19,917	1.9%	$23,755	2.3%
+100 basis points	8,794	0.8	12,443	1.2

(1)

The Federal Reserve benchmark overnight federal funds rate was 0.25% at both June 30, 2012 and March 31, 2012, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2012 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A to Part I of our 2011 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the second quarter of 2012.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed herewith:

Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(1)

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

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: August 9, 2012	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)