Form 10-Q
period 2012-09-30
FIRST NIAGARA FINANCIAL GROUP INC
filed 2012-11-08
CIK 1051741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐
As of November 5, 2012, there were issued and outstanding 352,624,601 shares of the Registrant’s Common Stock, $0.01 par value.

FIRST NIAGARA FINANCIAL GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Condition
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$447,087	$836,555
Investment securities:
Available for sale, at fair value (amortized cost of $10,249,418 and $9,178,001 in 2012 and 2011; includes pledged securities that can be sold or repledged of $242,335 and $2,344,710 in 2012 and 2011)	10,579,970	9,348,296
Held to maturity, at amortized cost (fair value of $1,464,519 and $2,752,723 in 2012 and 2011; includes pledged securities that can be sold or repledged of $22,138 and $1,210,995 in 2012 and 2011)	1,387,763	2,669,630
Federal Home Loan Bank and Federal Reserve Bank common stock, at amortized cost and fair value	373,311	358,159
Loans held for sale	117,375	94,484
Loans and leases (net of allowance for loan losses of $149,933 and $120,100 in 2012 and 2011)	18,956,593	16,352,483
Bank owned life insurance	401,211	392,468
Premises and equipment, net	396,288	318,101
Goodwill	2,478,378	1,708,345
Core deposit and other intangibles, net	148,247	94,895
Other assets	587,711	637,199
Total assets	$35,873,934	$32,810,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$27,697,696	$19,405,115
Short-term borrowings	1,995,610	2,208,845
Long-term borrowings	732,339	5,918,276
Other	532,868	480,201
Total liabilities	30,958,513	28,012,437
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series B, noncumulative perpetual preferred stock, $25 liquidation preference; 14,000,000 shares issued in 2012 and 2011	338,002	338,002
Common stock, $0.01 par value, 500,000,000 shares shares authorized; 366,002,045 shares issued in 2012 and 2011	3,660	3,660
Additional paid-in capital	4,227,672	4,228,477
Retained earnings	373,604	374,840
Accumulated other comprehensive income	174,815	67,812
Common stock held by employee stock ownership plan, 2,222,662 and 2,357,257 shares in 2012 and 2011	(18,130)	(19,070)
Treasury stock, at cost, 13,369,627 and 14,167,733 shares in 2012 and 2011	(184,202)	(195,543)
Total stockholders’ equity	4,915,421	4,798,178
Total liabilities and stockholders’ equity	$35,873,934	$32,810,615
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) (in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Loans and leases	$211,767	$192,772	$601,877	$509,230
Investment securities and other	90,101	94,375	290,612	264,171
Total interest income	301,868	287,147	892,489	773,401
Interest expense:
Deposits	18,358	24,771	49,747	61,716
Borrowings	13,905	26,947	71,753	72,951
Total interest expense	32,263	51,718	121,500	134,667
Net interest income	269,605	235,429	770,989	638,734
Provision for credit losses	22,200	14,500	70,300	44,707
Net interest income after provision for credit losses	247,405	220,929	700,689	594,027
Noninterest income:
Deposit service charges	26,422	18,413	64,892	48,095
Insurance commissions	18,764	16,886	52,669	49,685
Merchant and card fees	12,014	8,933	26,813	24,209
Wealth management services	11,069	7,933	29,315	22,550
Mortgage banking	10,974	5,254	23,797	9,903
Capital markets income	6,381	2,687	19,751	5,603
Lending and leasing	3,730	3,399	11,098	8,322
Bank owned life insurance	3,449	2,742	10,684	7,827
Gain on securities portfolio repositioning	5,337	—	21,232	—
Other	4,063	2,408	7,458	5,430
Total noninterest income	102,203	68,655	267,709	181,624
Noninterest expense:
Salaries and employee benefits	115,484	89,131	316,468	253,099
Occupancy and equipment	25,694	20,434	71,800	55,583
Technology and communications	28,110	16,634	72,257	43,434
Marketing and advertising	8,954	7,554	22,393	14,126
Professional services	11,193	9,171	29,351	24,348
Amortization of intangibles	14,506	6,896	30,811	18,958
Federal deposit insurance premiums	8,850	10,301	25,535	22,763
Merger and acquisition integration expenses	29,404	9,008	173,834	92,012
Restructuring charges	—	16,326	6,453	29,038
Other	24,347	18,416	63,457	50,801
Total noninterest expense	266,542	203,871	812,359	604,162
Income before income taxes	83,066	85,713	156,039	171,489
Income taxes	24,682	28,732	48,714	56,040
Net income	58,384	56,981	107,325	115,449
Preferred stock dividend	7,547	—	20,209	—
Net income available to common stockholders	$50,837	$56,981	$87,116	$115,449
Earnings per share:
Basic	$0.15	$0.19	$0.25	$0.44
Diluted	$0.14	$0.19	$0.25	$0.44
Weighted average common shares outstanding:
Basic	349,001	292,211	348,956	260,259
Diluted	349,371	292,503	349,248	260,689
Dividends per common share	$0.08	$0.16	$0.24	$0.48
See accompanying notes to financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$58,384	$56,981	$107,325	$115,449
Other comprehensive income, net of income taxes:
Securities available for sale:
Net unrealized gains arising during the period	70,917	13,912	106,371	49,932
Reclassification adjustment for realized gains included in net income	—	—	(9,798)	—
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	2,498	(3,956)
	70,917	13,912	99,071	45,976
Net unrealized holding gains on securities transferred between available for sale to held to maturity:
Net unrealized holding gains on securities transferred	—	—	(2,498)	3,956
Less: amortization of net unrealized holding gains to income	(422)	(355)	(1,262)	(762)
	(422)	(355)	(3,760)	3,194
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges arising during the period	177	(14,274)	6,536	(18,775)
Pension and post-retirement plans:
Pension remeasurement	—	—	4,612	—
Amortization of net loss related to pension and post-retirement plans	223	865	544	1,424
	223	865	5,156	1,424
Total other comprehensive income	70,895	148	107,003	31,819
Total comprehensive income	$129,279	$57,129	$214,328	$147,268
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Common stock held by ESOP	Treasury stock	Total
Balances at January 1, 2012	$338,002	$3,660	$4,228,477	$374,840	$67,812	$(19,070)	$(195,543)	$4,798,178
Net income	—	—	—	107,325	—	—	—	107,325
Total other comprehensive income, net	—	—	—	—	107,003	—	—	107,003
ESOP shares committed to be released (134,595 shares)	—	—	13	—	—	940	—	953
Stock-based compensation expense	—	—	7,407	—	—	—	—	7,407
Excess tax benefit from stock-based compensation	—	—	104	—	—	—	—	104
Restricted stock activity (798,106 shares)	—	—	(8,329)	(4,347)	—	—	11,341	(1,335)
Preferred stock dividends	—	—	—	(20,209)	—	—	—	(20,209)
Common stock dividends of $0.24 per share	—	—	—	(84,005)	—	—	—	(84,005)
Balances at September 30, 2012	$338,002	$3,660	$4,227,672	$373,604	$174,815	$(18,130)	$(184,202)	$4,915,421
Balances at January 1, 2011	$—	$2,151	$2,430,571	$376,670	$57,871	$(20,758)	$(81,435)	$2,765,070
Net income	—	—	—	115,449	—	—	—	115,449
Total other comprehensive income, net	—	—	—	—	31,819	—	—	31,819
Purchases of treasury stock (9,106,000 shares)	—	—	—	—	—	—	(126,876)	(126,876)
Common stock issued for the acquisition of NewAlliance Bancshares, Inc. (93,984,715 shares)	—	940	1,330,612	—	—	—	—	1,331,552
ESOP shares committed to be released (200,802 shares)	—	—	759	—	—	1,277	—	2,036
Stock-based compensation expense	—	—	5,670	—	—	—	—	5,670
Excess tax benefit from stock-based compensation	—	—	291	—	—	—	—	291
Exercise of stock options and restricted stock activity (907,499 shares)	—	—	(7,958)	(893)	—	—	12,365	3,514
Common stock dividends of $0.48 per share	—	—	—	(127,850)	—	—	—	(127,850)
Balances at September 30, 2011	$—	$3,091	$3,759,945	$363,376	$89,690	$(19,481)	$(195,946)	$4,000,675
See accompanying notes to consolidated financial statements.

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$107,325	$115,449
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of fees and discounts, net	(4,030)	3,479
Provision for credit losses	70,300	44,707
Depreciation of premises and equipment	30,905	24,395
Amortization of intangibles	30,811	18,958
Gain on securities portfolio repositioning	(21,232)	—
Origination of loans held for sale	(1,053,883)	(482,721)
Proceeds from sales of loans held for sale	1,037,052	441,713
ESOP and stock based-compensation expense	8,360	7,706
Deferred income tax expense	18,362	364
Contributions to defined benefit pension plans	(110,575)	—
(Increase) decrease in other assets	(40,023)	35,614
(Decrease) increase in other liabilities	(65,877)	27,512
Net cash provided by operating activities	7,495	237,176
Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,170,966	555,078
Proceeds from maturities of securities available for sale	192,763	360,436
Principal payments received on securities available for sale	1,512,007	922,176
Purchases of securities available for sale	(5,070,424)	(2,019,747)
Principal payments received on securities held to maturity	400,909	266,276
Purchases of securities held to maturity	—	(87,458)
Purchases of Federal Home Loan Bank and Federal Reserve Bank common stock	(15,152)	(27,126)
Purchase of bank owned life insurance	—	(35,000)
Net increase in loans and leases	(1,183,896)	(795,386)
Acquisitions, net of cash and cash equivalents	7,703,349	(51,344)
Purchases of premises and equipment	(75,555)	(50,940)
Other, net	39,773	4,957
Net cash provided by (used in) investing activities	6,674,740	(958,078)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,627,490)	1,190,524
Repayments of short-term borrowings, net	(213,235)	(322,252)
Proceeds from long-term borrowings	—	551,966
Repayments of long-term borrowings	(5,126,447)	(332,585)
Purchases of treasury stock	—	(126,876)
Dividends paid on noncumulative preferred stock	(20,209)	—
Dividends paid on common stock	(84,005)	(127,850)
Other, net	(317)	6,592
Net cash (used in) provided by financing activities	(7,071,703)	839,519
Net (decrease) increase in cash and cash equivalents	(389,468)	118,617
Cash and cash equivalents at beginning of period	836,555	213,820
Cash and cash equivalents at end of period	$447,087	$332,437

FIRST NIAGARA FINANCIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (in thousands) (continued)

Supplemental disclosures
Cash paid during the period for:
Income taxes	$16,099	$64,961
Interest expense	206,139	178,527
Acquisition of noncash assets and liabilities:
Assets acquired	2,406,277	9,074,250
Liabilities assumed	10,109,626	7,691,354
Other noncash activity:
Securities available for sale purchased not settled	93,516	60,042
Securities transferred from held to maturity to available for sale	860,674	—
Securities transferred from available for sale to held to maturity (at fair value)	—	1,994,193
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
These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. Results for the three and nine months ended September 30, 2012 do not necessarily reflect the results that may be expected for the year ending December 31, 2012. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current period presentation. The Company and the Bank are referred to collectively as “we” or “us” or “our.”

Note 1. Acquisitions
HSBC Bank Branches
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012 (the “Purchase Agreement”). The purchase price, net of premiums received of $122 million upon closing of the assignments from HSBC to KeyBank N.A. (“Key”), Five Star Bank (“Five Star”), and Community Bank System, Inc. (“Community Bank”), was $772 million. We also acquired certain wealth management relationships which included approximately $2.5 billion of assets under management. While the HSBC Branch Acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the HSBC Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents (1)	$7,360,218
Loans	1,604,551
Core deposit and other intangibles	84,631
Other assets	61,610
Total assets acquired	9,111,010

Deposits(2)	(9,854,589)
Other liabilities	(31,045)
Total liabilities acquired	(9,885,634)
Goodwill	$774,624

(1)	Amount is net of $772 million deposit premium paid to HSBC.

(2)	Deposits reported exclude $0.5 billion in municipal deposits that were subject to a price concession.

During the quarter ended September 30, 2012, we recorded additional goodwill reflecting the final closing adjustments. The above recognized amounts of loans, core deposit and other intangibles, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment but actual amounts are not expected to differ materially from those shown.

In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with Key assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.0 billion in deposits and approximately $256.5 million in loans, and paid us a deposit premium of $91.5 million.

In January 2012, we also entered into separate agreements with Five Star Bank and Community Bank for them to purchase seven First Niagara branches and 20 HSBC branches, for which we had assigned our purchase rights.
On June 22, 2012, Five Star acquired four First Niagara branches with $58.6 million in loans, assumed approximately $129.3 million in deposits, and paid us a deposit premium of $5.3 million. On August 17, 2012, Five Star acquired four of the HSBC branches, assumed approximately $18 million in loans, $157.2 million in deposits, and paid us a deposit premium of $6.5 million.
On July 20, 2012, Community Bank acquired the remaining 16 HSBC branches, with a total of $107.0 million in loans, $696.6 million in deposits, and paid us a deposit premium of $23.8 million. On September 7, 2012, Community Bank acquired three First Niagara branches, assumed approximately $55.4 million in loans, $100.8 million in deposits, and paid us a deposit premium of $3.1 million.
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
Information about the acquired HSBC loan portfolio as of May 18, 2012 is in the following table, and excludes home equity lines of credit, credit card, and any other line of credit:

Contractually required principal and interest at acquisition	$758,449
Contractual cash flows not expected to be collected (nonaccretable discount)	(16,497)
Expected cash flows at acquisition	741,952
Interest component of expected cash flows (accretable discount)	(90,670)
Fair value of acquired loans (excluding lines of credit)	$651,282
The $41 million core deposit intangible asset recognized as part of the HSBC Branch Acquisition is being amortized over its estimated useful life of approximately three years using an accelerated method and the $9 million wealth management and $34 million purchased credit card relationships intangibles are being amortized over their useful lives of ten years using an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our banking segment and is deductible for tax purposes.
The fair value of savings and transaction deposit accounts acquired from HSBC was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the remaining contractual terms of the certificate of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding remaining maturity.
Direct costs related to the HSBC Branch Acquisition were expensed as incurred and amounted to $173.8 million for the nine months ended September 30, 2012. These merger and acquisition integration expenses included $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.
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

The following table presents financial information regarding the former NewAlliance operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2011 under the column “Actual from acquisition date through September 30, 2011.” These amounts do not include merger and acquisition integration expenses. In addition, the following table presents unaudited pro forma information as if the acquisition of NewAlliance had occurred on January 1, 2011 under the “Pro forma” column. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger and acquisition integration costs of $89.5 million related to the NewAlliance merger that we incurred during the nine months ended September 30, 2011 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with NewAlliance at the beginning of 2011. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2011.

	Actual from acquisition date through September 30, 2011	Pro forma nine months September 30, 2011
Net interest income	$118,235	$708,302
Noninterest income	23,303	194,236
Net income	37,866	189,079
Pro forma earnings per share:
Basic		$0.66
Diluted		0.66

Note 2. Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of our investment securities at the dates indicated are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$611,758	$24,028	$(85)	$635,701
U.S. Treasury	19,941	864	—	20,805
U.S. government agencies	4,823	13	(3)	4,833
U.S. government sponsored enterprises	404,666	14,850	—	419,516
Corporate	750,856	21,572	(2,966)	769,462
Trust preferred securities	17,146	144	(1,980)	15,310
Total debt securities	1,809,190	61,471	(5,034)	1,865,627
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	49,934	2,564	—	52,498
Federal National Mortgage Association	438,344	24,633	(13)	462,964
Federal Home Loan Mortgage Corporation	385,527	15,928	—	401,455
Collateralized mortgage obligations:
Government National Mortgage Association	1,256,066	49,735	—	1,305,801
Federal National Mortgage Association	1,259,136	9,440	(1,320)	1,267,256
Federal Home Loan Mortgage Corporation	894,235	8,377	(1,705)	900,907
Non-agency issued	68,682	1,837	(43)	70,476
Total collateralized mortgage obligations	3,478,119	69,389	(3,068)	3,544,440
Total residential mortgage-backed securities	4,351,924	112,514	(3,081)	4,461,357
Commercial mortgage-backed securities:
Non-agency issued	1,962,679	120,532	(945)	2,082,266
Total mortgage-backed securities	6,314,603	233,046	(4,026)	6,543,623
Collateralized loan obligations:
Non-agency issued	1,239,769	31,458	(646)	1,270,581
Asset-backed securities collateralized by:
Student loans	373,391	8,971	(1,723)	380,639
Credit cards	34,480	702	—	35,182
Auto loans	335,432	5,039	(12)	340,459
Other	111,729	717	(10)	112,436
Total asset-backed securities	855,032	15,429	(1,745)	868,716
Other	30,824	703	(104)	31,423
Total securities available for sale	$10,249,418	$342,107	$(11,555)	$10,579,970
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,060	$359	$(29)	$6,390
Federal National Mortgage Association	5,854	229	—	6,083
Federal Home Loan Mortgage Corporation	7,149	378	—	7,527
Collateralized mortgage obligations:
Government National Mortgage Association	1,083,925	51,538	—	1,135,463
Federal National Mortgage Association	21,998	670	—	22,668
Federal Home Loan Mortgage Corporation	262,777	23,611	—	286,388
Total collateralized mortgage obligations	1,368,700	75,819	—	1,444,519
Total securities held to maturity	$1,387,763	$76,785	$(29)	$1,464,519

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Investment securities available for sale:
Debt securities:
States and political subdivisions	$681,713	$21,564	$(99)	$703,178
U.S. Treasury	19,929	714	—	20,643
U.S. government agencies	5,430	10	(3)	5,437
U.S. government sponsored enterprises	377,468	13,332	(664)	390,136
Corporate	349,170	779	(13,939)	336,010
Trust preferred securities	29,791	41	(4,800)	25,032
Total debt securities	1,463,501	36,440	(19,505)	1,480,436
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	88,386	3,307	—	91,693
Federal National Mortgage Association	741,487	22,434	(71)	763,850
Federal Home Loan Mortgage Corporation	644,730	14,686	(69)	659,347
Collateralized mortgage obligations:
Government National Mortgage Association	2,329,040	63,916	(459)	2,392,497
Federal National Mortgage Association	936,768	13,782	(1,195)	949,355
Federal Home Loan Mortgage Corporation	1,091,128	15,163	(1,258)	1,105,033
Non-agency issued	93,329	1,251	(786)	93,794
Total collateralized mortgage obligations	4,450,265	94,112	(3,698)	4,540,679
Total residential mortgage-backed securities	5,924,868	134,539	(3,838)	6,055,569
Commercial mortgage-backed securities:
Non-agency issued	1,504,241	25,667	(598)	1,529,310
Total mortgage-backed securities	7,429,109	160,206	(4,436)	7,584,879
Collateralized loan obligations:
Non-agency issued	158,091	—	(92)	157,999
Asset-backed securities collateralized by:
Student loans	43,279	—	(2,561)	40,718
Credit cards	32,641	52	—	32,693
Auto loans	20,413	—	(120)	20,293
Other	118	—	(9)	109
Total asset-backed securities	96,451	52	(2,690)	93,813
Other	30,849	446	(126)	31,169
Total securities available for sale	$9,178,001	$197,144	$(26,849)	$9,348,296
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association	$6,421	$271	$(14)	$6,678
Federal National Mortgage Association	14,926	380	—	15,306
Federal Home Loan Mortgage Corporation	11,882	439	—	12,321
Collateralized mortgage obligations:
Government National Mortgage Association	1,883,105	48,358	—	1,931,463
Federal National Mortgage Association	196,357	4,800	—	201,157
Federal Home Loan Mortgage Corporation	556,939	28,859	—	585,798
Total collateralized mortgage obligations	2,636,401	82,017	—	2,718,418
Total securities held to maturity	$2,669,630	$83,107	$(14)	$2,752,723

The table below details certain information regarding our investment securities that were in an unrealized loss position at the dates indicated by the length of time those securities were in a continuous loss position:

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
September 30, 2012	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	12,176	(42)	21	4,171	(43)	4	$16,347	$(85)	25
U.S. government sponsored enterprises	—	—	—	2,314	(3)	2	2,314	(3)	2
Corporate	84,122	(1,109)	39	68,515	(1,857)	4	152,637	(2,966)	43
Trust preferred securities	1,013	(10)	1	12,501	(1,970)	6	13,514	(1,980)	7
Total debt securities	97,311	(1,161)	61	87,501	(3,873)	16	184,812	(5,034)	77
Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	3,351	(6)	4	319	(7)	2	3,670	(13)	6
Collateralized mortgage obligations:
Federal National Mortgage Association	459,720	(1,316)	1	1,091	(4)	1	460,811	(1,320)	2
Federal Home Loan Mortgage Corporation	235,164	(1,705)	8	—	—	—	235,164	(1,705)	8
Non-agency issued	—	—	—	7,709	(43)	2	7,709	(43)	2
Total collateralized mortgage obligations	694,884	(3,021)	9	8,800	(47)	3	703,684	(3,068)	12
Total residential mortgage-backed securities	698,235	(3,027)	13	9,119	(54)	5	707,354	(3,081)	18
Commercial mortgage-backed securities:
Non-agency issued	31,895	(631)	4	15,761	(314)	3	47,656	(945)	7
Total mortgage-backed securities	730,130	(3,658)	17	24,880	(368)	8	755,010	(4,026)	25
Collateralized loan obligations:
Non-agency issued	125,040	(646)	18	—	—	—	125,040	(646)	18
Asset-backed securities collateralized by:
Student loans	23,822	(1,723)	1	—	—	—	23,822	(1,723)	1
Auto loans	1,988	(12)	1	—	—	—	1,988	(12)	1
Other	8,017	(8)	2	101	(2)	1	8,118	(10)	3
Total asset-backed securities	33,827	(1,743)	4	101	(2)	1	33,928	(1,745)	5
Other	6,634	(21)	2	1,296	(83)	2	7,930	(104)	4
Total securities available for sale in an unrealized loss position	$992,942	$(7,229)	102	$113,778	$(4,326)	27	$1,106,720	$(11,555)	129
Investment securities held to maturity:
Residential mortgage-backed securities:
Government National Mortgage Association:	$1,979	$(29)	1	—	—	—	$1,979	$(29)	1

	Less than 12 months			12 months or longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2011:	value	losses	Count	value	losses	Count	value	losses	Count
Investment securities available for sale:
Debt securities:
States and political subdivisions	12,792	(45)	21	6,121	(54)	11	$18,913	$(99)	32
U.S. government agencies	—	—	—	2,189	(3)	1	2,189	(3)	1
U.S. government sponsored enterprises	77,445	(664)	7	—	—	—	77,445	(664)	7
Corporate	256,316	(13,357)	38	4,418	(582)	1	260,734	(13,939)	39
Trust preferred securities	23,055	(3,949)	9	800	(851)	2	23,855	(4,800)	11
Total debt securities	369,608	(18,015)	75	13,528	(1,490)	15	383,136	(19,505)	90
Mortgage-backed securities:
Residential mortgage-backed securities:
Federal National Mortgage Association	21,765	(71)	13	—	—	—	21,765	(71)	13
Federal Home Loan Mortgage Corporation	18,236	(69)	8	—	—	—	18,236	(69)	8
Collateralized mortgage obligations:
Government National Mortgage Association	126,027	(459)	6	—	—	—	126,027	(459)	6
Federal National Mortgage Association	197,810	(1,195)	20	—	—	—	197,810	(1,195)	20
Federal Home Loan Mortgage Corporation	219,870	(1,258)	21	—	—	—	219,870	(1,258)	21
Non-agency issued	25,563	(618)	13	16,764	(168)	3	42,327	(786)	16
Total collateralized mortgage obligations	569,270	(3,530)	60	16,764	(168)	3	586,034	(3,698)	63
Total residential mortgage-backed securities	609,271	(3,670)	81	16,764	(168)	3	626,035	(3,838)	84
Commercial mortgage-backed securities:
Non-agency issued	164,409	(598)	18	—	—	—	164,409	(598)	18
Total mortgage-backed securities	773,680	(4,268)	99	16,764	(168)	3	790,444	(4,436)	102
Collateralized loan obligations:
Non-agency issued	86,435	(92)	6	—	—	—	86,435	(92)	6
Asset-backed securities collateralized by:
Student loans	40,717	(2,561)	2	—	—	—	40,717	(2,561)	2
Auto loans	20,293	(120)	3	—	—	—	20,293	(120)	3
Other	—	—	—	109	(9)	1	109	(9)	1
Total asset-backed securities	61,010	(2,681)	5	109	(9)	1	61,119	(2,690)	6
Other	9,843	(126)	5	—	—	—	9,843	(126)	5
Total securities available for sale in an unrealized loss position	$1,300,576	$(25,182)	190	$30,401	$(1,667)	19	$1,330,977	$(26,849)	209
Investment securities held to maturity:
Residential mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	$2,138	$(14)	1	$—	$—	—	$2,138	$(14)	1
During the quarter ended June 30, 2012 and subsequent to the HSBC Branch Acquisition, we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $16 million in order to manage our interest rate risk and strengthen key financial metrics. The securities sold were selected based on an assessment of their prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings. During the quarter ended September 30, 2012, we recognized an additional $5 million of gains related to this sale. This is further discussed in Note 4, Derivative Financial Instruments.
We have assessed the securities in an unrealized loss position at September 30, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary. We also do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.

Scheduled contractual maturities of our investment securities at September 30, 2012 were as follows:

	Amortized cost	Fair value
Debt securities:
Within one year	$97,076	$97,516
After one year through five years	1,259,533	1,304,650
After five years through ten years	445,158	456,401
After ten years	7,423	7,060
Total debt securities	1,809,190	1,865,627
Mortgage-backed securities	7,702,366	8,008,142
Collateralized loan obligations	1,239,769	1,270,581
Asset-backed securities	855,032	868,716
Other	30,824	31,423
	$11,637,181	$12,044,489
While the contractual maturities of our mortgage-backed securities, collateralized loan obligations, asset-backed securities, and other securities generally exceed ten years, we expect the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of our investment securities portfolio decreased to 2.9 years at September 30, 2012 from 4.1 years at December 31, 2011.

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
Our loans and leases receivable consisted of the following at the dates indicated:

	September 30, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$4,181,692	$2,052,073	$6,233,765	$3,695,102	$2,183,516	$5,878,618
Construction	525,045	77,161	602,206	286,040	79,723	365,763
Business	3,881,145	801,009	4,682,154	2,951,807	819,842	3,771,649
Total commercial	8,587,882	2,930,243	11,518,125	6,932,949	3,083,081	10,016,030
Residential real estate	1,701,787	2,168,969	3,870,756	1,643,665	2,368,602	4,012,267
Home equity	1,231,556	1,429,873	2,661,429	1,132,373	1,033,615	2,165,988
Other consumer	711,343	344,873	1,056,216	167,018	111,280	278,298
Total consumer	3,644,686	3,943,715	7,588,401	2,943,056	3,513,497	6,456,553
Total loans and leases	12,232,568	6,873,958	19,106,526	9,876,005	6,596,578	16,472,583
Allowance for loan losses	(147,209)	(2,724)	(149,933)	(118,192)	(1,908)	(120,100)
Total loans and leases, net	$12,085,359	$6,871,234	$18,956,593	$9,757,813	$6,594,670	$16,352,483
As of September 30, 2012, we had a liability for unfunded loan commitments of $11 million. For the nine months ended September 30, 2012, we recognized provision for credit losses related to our unfunded loan commitments of $0.8 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition.

Of the $2.7 billion and $2.2 billion home equity portfolio at September 30, 2012 and December 31, 2011, respectively, $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2012 and December 31, 2011. Recently issued Interagency Supervisory Guidance related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at September 30, 2012, but did not have a significant impact on our allowance for loan losses.

In the third quarter of 2012, the Office of the Comptroller of the Currency ("OCC") updated their Bank Accounting Advisory Series which states that consumer loans restructured in bankruptcy should be written down to their collateral value. This guidance also states that such restructures are also considered troubled debt restructurings ("TDRs"). This guidance resulted in $12.5 million of additional TDRs at September 30, 2012. Our preliminary analysis indicates that, as a result of stable home values in our footprint markets, only $2.3 million of these loans have collateral that has a current fair value less than the balance of the loan. As a result, this change did not have a significant impact to our allowance for loan losses or charge-offs.

Acquired Loan Portfolios
We have acquired loans in four acquisitions since January 1, 2009. All acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Nonrefundable Fees and Other Costs.) The outstanding principal balance and the related carrying amount of our acquired loans included in our Consolidated Statements of Condition are as follows at the dates indicated:

	September 30, 2012	December 31, 2011
Credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$33,346	$52,272
Carrying amount	26,214	45,141
Acquired loans evaluated collectively for future credit losses
Outstanding principal balance	5,067,525	5,459,446
Carrying amount	4,978,283	5,369,414
Other acquired loans
Outstanding principal balance	1,946,822	1,239,025
Carrying amount	1,869,461	1,182,023
Total acquired loans
Outstanding principal balance	7,047,693	6,750,743
Carrying amount	6,873,958	6,596,578
The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated. Acquired lines of credit accounted for under ASC 310-20 are not included in this table.

Balance at January 1, 2011	$(325,851)
NewAlliance acquisition	(1,059,207)
Net reclassifications from nonaccretable yield	(23,830)
Accretion	221,988
Balance at December 31, 2011	(1,186,900)
HSBC Acquisition	(90,670)
Reclassifications from nonaccretable yield	(10,978)
Accretion	176,967
Balance at September 30, 2012	$(1,111,581)
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

The following table presents the activity in our allowance for loan losses on originated loans and related recorded investment of the associated loans in our originated loan portfolio segment for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	56,634	(8,021)	2,409	2,604	8,669	62,295
Charge-offs	(23,131)	(5,518)	(1,965)	(3,508)	(3,035)	(37,157)
Recoveries	1,954	556	294	411	1,171	4,386
Allowance related to loans sold	(187)	(88)	(66)	(121)	(45)	(507)
Balance at end of period	$92,618	$36,936	$4,773	$3,760	$9,122	$147,209
Allowance for loan losses:
Individually evaluated for impairment	$5,090	$2,047	$2,373	$360	$21	$9,891
Collectively evaluated for impairment	87,528	34,889	2,400	3,400	9,101	137,318
Total	$92,618	$36,936	$4,773	$3,760	$9,122	$147,209
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$47,947	$62,708	$17,756	$4,738	$1,511	$134,660
Collectively evaluated for impairment	3,833,198	4,644,029	1,684,031	1,226,818	709,832	12,097,908
Total	$3,881,145	$4,706,737	$1,701,787	$1,231,556	$711,343	$12,232,568
Nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	25,434	8,653	2,483	3,642	91	40,303
Charge-offs	(11,737)	(11,758)	(1,184)	(2,019)	(1,955)	(28,653)
Recoveries	2,592	1,459	516	186	992	5,745
Balance at end of period	$58,323	$45,321	$3,569	$3,668	$1,868	$112,749
Allowance for loan losses:
Individually evaluated for impairment	$3,563	$2,774	$1,813	$118	$1	$8,269
Collectively evaluated for impairment	54,760	42,547	1,756	3,550	1,867	104,480
Total	$58,323	$45,321	$3,569	$3,668	$1,868	$112,749
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$27,232	$60,839	$11,399	$575	$9	$100,054
Collectively evaluated for impairment	2,640,969	3,732,798	1,702,415	1,086,339	162,619	9,325,140
Total	$2,668,201	$3,793,637	$1,713,814	$1,086,914	$162,628	$9,425,194

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196
Provision for loan losses	23,147	(6,536)	107	(771)	5,446	21,393
Charge-offs	(6,500)	(1,508)	(410)	(545)	(1,179)	(10,142)
Recoveries	424	123	14	145	368	1,074
Allowance related to loans sold	(161)	(70)	(14)	(40)	(27)	(312)
Balance at end of period	$92,618	$36,936	$4,773	$3,760	$9,122	$147,209
Three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028
Provision for loan losses	4,044	7,399	755	1,230	418	13,846
Charge-offs	(2,689)	(5,641)	(105)	(348)	(633)	(9,416)
Recoveries	566	61	276	125	263	1,291
Balance at end of period	$58,323	$45,321	$3,569	$3,668	$1,868	$112,749

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired loan portfolio for the periods indicated:

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	5,208	—	—	2,000	7,208
Charge-offs	—	(5,467)	—	—	(1,359)	(6,826)
Recoveries	—	259	—	—	175	434
Balance at end of period	$—	$—	$—	$—	$2,724	$2,724
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	2,724	2,724
Total	$—	$—	$—	$—	$2,724	$2,724
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$7,998	$1,356	$—	$2,341	$—	$11,695
Collectively evaluated for impairment	534,204	—	—	1,072,200	252,718	1,859,122
Loans acquired with deteriorated credit quality	258,807	2,127,878	2,168,969	355,332	92,155	5,003,141
Total	$801,009	$2,129,234	$2,168,969	$1,429,873	$344,873	$6,873,958
Nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	536	—	—	—	882
Charge-offs	(346)	(536)	—	—	—	(882)
Recoveries	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$—
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance at end of period
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	485,880	—	—	623,540	43,464	1,152,884
Loans acquired with deteriorated credit quality	434,652	2,355,351	2,457,560	467,318	72,407	5,787,288
Total	$920,532	$2,355,351	$2,457,560	$1,090,858	$115,871	$6,940,172

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$3,320	$3,320
Provision for loan losses	—	407	—	—	—	407
Charge-offs	—	(468)	—	—	(658)	(1,126)
Recoveries	—	61	—	—	62	123
Balance at end of period	$—	$—	$—	$—	$2,724	$2,724
Three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$—

Credit Quality
We monitor credit quality as indicated by various factors and utilize such information in our evaluation of the adequacy of the allowance for loan losses. The following sections discuss the various credit quality indicators that we consider.
Nonperforming loans
Our nonaccruing loans consisted of the following at the dates indicated:

	September 30, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Real estate	$46,413	$1,356	$47,769	$43,119	$—	$43,119
Business	37,375	11,319	48,694	20,173	—	20,173
Total commercial	83,788	12,675	96,463	63,292	—	63,292
Consumer:
Residential real estate	21,377	—	21,377	18,668	—	18,668
Home equity	8,084	14,705	22,789	6,790	—	6,790
Other consumer	938	813	1,751	1,048	—	1,048
Total consumer	30,399	15,518	45,917	26,506	—	26,506
Total	$114,187	$28,193	$142,380	$89,798	$—	$89,798

Beginning in the second quarter of 2012, we began reporting acquired lines of credit not subject to ASC 310-30 as acquired nonperforming loans when these loans become 90 days past due. Prior to the HSBC branch transaction, such amounts were immaterial. The remaining credit discount recorded at acquisition is adequate to cover losses inherent in these balances.

The table below provides information about the interest income that would have been recognized if our nonperforming loans had performed in accordance with terms for the periods indicated:

	September 30,
	2012	2011
Nine months ended
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	$5,287	$4,074
Three months ended
Additional interest income that would have been recorded if nonaccrual loans had performed in accordance with original terms	2,157	1,626

Impaired loans
The following tables provide information about our impaired loans including ending recorded investments, principal balances, and related allowance amounts at the dates indicated. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral. The carrying value of our impaired loans, less any related allowance for loan losses, was 65% and 68% of the loans’ contractual principal balance at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial:
Real estate (1)	$51,950	$74,003	$—	$39,781	$53,103	$—
Business (2)	40,685	71,098	—	23,143	37,080	—
Total commercial	92,635	145,101	—	62,924	90,183	—
Consumer:
Residential real estate	5,664	5,664	—	—	—	—
Home equity (3)	5,639	5,639	—	3	3	—
Other consumer	1,442	1,442	—	—	—	—
Total consumer	12,745	12,745	—	3	3	—
Total	$105,380	$157,846	$—	$62,927	$90,186	$—
With a related allowance recorded:
Commercial:
Real estate	$12,114	$19,226	$2,047	$20,603	$30,794	$2,890
Business	15,260	18,283	5,090	5,768	6,855	1,826
Total commercial	27,374	37,509	7,137	26,371	37,649	4,716
Consumer:
Residential real estate	12,092	12,592	2,373	12,911	12,911	2,151
Home equity	1,440	1,527	360	1,797	1,817	431
Other consumer	69	89	21	81	103	25
Total consumer	13,601	14,208	2,754	14,789	14,831	2,607
Total	$40,975	$51,717	$9,891	$41,160	$52,480	$7,323
Total
Commercial:
Real estate	$64,064	$93,229	$2,047	$60,384	$83,897	$2,890
Business	55,945	89,381	5,090	28,911	43,935	1,826
Total commercial	120,009	182,610	7,137	89,295	127,832	4,716
Consumer:
Residential real estate	17,756	18,256	2,373	12,911	12,911	2,151
Home equity	7,079	7,166	360	1,800	1,820	431
Other consumer	1,511	1,531	21	81	103	25
Total consumer	26,346	26,953	2,754	14,792	14,834	2,607
Total	$146,355	$209,563	$9,891	$104,087	$142,666	$7,323

(1)
Includes impaired acquired loans with a recorded investment of $1.4 million and unpaid principal balance of $4.9 million at September 30, 2012. There were no impaired acquired loans at December 31, 2011.

(2)
Includes impaired acquired loans with a recorded investment of $8.0 million and unpaid principal balance of $8.7 million at September 30, 2012. There were no impaired acquired loans at December 31, 2011.

(3)
Includes impaired acquired loans with a recorded investment of $2.3 million and unpaid principal balance of $2.3 million at September 30, 2012. There were no impaired acquired loans at December 31, 2011.

The following tables provide information about our impaired loans including the average recorded investment and interest income recognized on impaired loans for the periods indicated:

	Nine months ended September 30,
	2012		2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate (1)	$69,085	$1,112	$62,096	$1,012
Business (2)	57,693	597	29,414	308
Total commercial	126,778	1,709	91,510	1,320
Consumer:
Residential real estate	14,102	340	12,762	449
Home equity (3)	3,338	100	582	7
Other consumer	556	31	10	—
Total consumer	17,996	471	13,354	456
Total	$144,774	$2,180	$104,864	$1,776

	Three months ended September 30,
	2012		2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate (1)	$64,399	$548	$52,571	$822
Business (2)	48,230	315	22,671	273
Total commercial	112,629	863	75,242	1,095
Consumer:
Residential real estate	17,789	134	11,929	161
Home equity (3)	7,166	69	297	7
Other consumer	1,512	30	5	—
Total consumer	26,467	233	12,231	168
Total	$139,096	$1,096	$87,473	$1,263

(1)
Includes impaired acquired loans with a average recorded investment of $1.6 million and $0.7 million for the nine and three months ended September 30, 2012, respectively. There were no impaired acquired loans in 2011.

(2)
Includes impaired acquired loans with a average recorded investment of $8.4 million and $5.4 million for the nine and three months ended September 30, 2012, respectively. There were no impaired acquired loans in 2011.

(3)
Includes impaired acquired loans with a average recorded investment of $0.8 million and $2.3 million for the nine and three months ended September 30, 2012, respectively. There were no impaired acquired loans in 2011.

Period end nonaccrual loans differed from the amount of total impaired loans as certain TDRs, which are considered impaired loans, were accruing interest because the borrower demonstrated its ability to satisfy the terms of the restructured loan for at least six consecutive payments. Also contributing to the difference are nonaccrual commercial loans less than $200 thousand and nonaccrual consumer loans, which are not considered impaired unless they have been modified in a TDR as they are evaluated collectively when determining the allowance for loan losses. The following table is a reconciliation between nonaccrual loans and impaired loans at the dates indicated:

	Commercial	Consumer	Total
September 30, 2012
Nonaccrual loans	$96,463	$45,917	$142,380
Plus: Accruing TDRs	36,350	19,382	55,732
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(12,804)	(38,953)	(51,757)
Total impaired loans	$120,009	$26,346	$146,355
December 31, 2011:
Nonaccrual loans	$63,292	$26,506	$89,798
Plus: Accruing TDRs	32,916	10,972	43,888
Less: Smaller balance nonaccrual loans evaluated collectively when determining the allowance for loan losses	(6,913)	(22,686)	(29,599)
Total impaired loans	$89,295	$14,792	$104,087

Credit Quality Indicators
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. The following tables contain an aging analysis of our loans by class at the dates indicated:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans receivable	Greater than 90 days and accruing (1)
September 30, 2012
Originated loans
Commercial:
Real estate	$8,589	$6,934	$33,557	$49,080	$4,657,657	$4,706,737	$3,824
Business	16,669	1,264	21,818	39,751	3,841,394	3,881,145	178
Total commercial	25,258	8,198	55,375	88,831	8,499,051	8,587,882	4,002
Consumer:
Residential real estate	7,179	2,054	16,549	25,782	1,676,005	1,701,787	—
Home equity	2,531	1,847	6,512	10,890	1,220,666	1,231,556	—
Other consumer	2,538	683	1,142	4,363	706,980	711,343	325
Total consumer	12,248	4,584	24,203	41,035	3,603,651	3,644,686	325
Total	$37,506	$12,782	$79,578	$129,866	$12,102,702	$12,232,568	$4,327
Acquired loans
Commercial:
Real estate	$19,192	$36,520	$57,348	$113,060	$2,016,174	$2,129,234	$55,992
Business	11,624	1,413	10,988	24,025	776,984	801,009	6,896
Total commercial	30,816	37,933	68,336	137,085	2,793,158	2,930,243	62,888
Consumer:
Residential real estate	18,562	9,919	66,024	94,505	2,074,464	2,168,969	66,024
Home equity	10,446	5,381	17,945	33,772	1,396,101	1,429,873	6,983
Other consumer	5,722	3,382	5,912	15,016	329,857	344,873	5,101
Total consumer	34,730	18,682	89,881	143,293	3,800,422	3,943,715	78,108
Total	$65,546	$56,615	$158,217	$280,378	$6,593,580	$6,873,958	$140,996
December 31, 2011
Originated loans
Commercial:
Real estate	$8,246	$973	$23,829	$33,048	$3,948,094	$3,981,142	$—
Business	4,906	716	10,540	16,162	2,935,645	2,951,807	—
Total commercial	13,152	1,689	34,369	49,210	6,883,739	6,932,949	—
Consumer:
Residential real estate	9,977	4,641	15,559	30,177	1,613,488	1,643,665	—
Home equity	1,976	2,707	6,284	10,967	1,121,406	1,132,373	—
Other consumer	1,454	686	814	2,954	164,064	167,018	—
Total consumer	13,407	8,034	22,657	44,098	2,898,958	2,943,056	—
Total	$26,559	$9,723	$57,026	$93,308	$9,782,697	$9,876,005	$—
Acquired loans
Commercial:
Real estate	$24,003	$1,302	$47,228	$72,533	$2,190,706	$2,263,239	$47,228
Business	5,076	742	9,141	14,959	804,883	819,842	9,141
Total commercial	29,079	2,044	56,369	87,492	2,995,589	3,083,081	56,369
Consumer:
Residential real estate	19,720	10,041	66,068	95,829	2,272,773	2,368,602	66,068
Home equity	7,549	3,933	18,574	30,056	1,003,559	1,033,615	18,574
Other consumer	1,799	1,162	2,226	5,187	106,093	111,280	2,226
Total consumer	29,068	15,136	86,868	131,072	3,382,425	3,513,497	86,868
Total	$58,147	$17,180	$143,237	$218,564	$6,378,014	$6,596,578	$143,237

(1)
Includes acquired loans that were originally recorded at fair value upon acquisition, credit card loans, or loans that have matured and are in the process of collection. Acquired loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

Our internal loan risk assessment provides information about the financial health of our commercial borrowers and our risk of potential loss. The following tables present information about the credit quality of our commercial loan portfolio at the dates indicated:

	Real estate	Business	Total	Percent of Total
September 30, 2012
Originated loans:
Pass	$4,292,651	$3,576,334	$7,868,985	91.6%
Pass watch(1)	137,514	86,302	223,816	2.6
Total Pass	4,430,165	3,662,636	8,092,801	94.2%
Criticized:(2)
Accrual	230,159	181,134	411,293	4.8%
Nonaccrual	46,413	37,375	83,788	1.0
Total criticized	276,572	218,509	495,081	5.8
Total	$4,706,737	$3,881,145	$8,587,882	100.0%
Acquired loans:
Pass	$1,763,349	$652,611	$2,415,960	82.5%
Pass watch(1)	90,618	52,426	143,044	4.9
Total Pass	1,853,967	705,037	2,559,004	87.4%
Criticized:(2)
Accrual	273,911	84,653	358,564	12.2%
Nonaccrual	1,356	11,319	12,675	0.4
Total criticized	275,267	95,972	371,239	12.6
Total	$2,129,234	$801,009	$2,930,243	100.0%
December 31, 2011
Originated loans:
Pass	$3,568,407	$2,700,152	$6,268,559	90.4%
Pass watch(1)	42,896	28,663	71,559	1.0
Total Pass	3,611,303	2,728,815	6,340,118	91.4%
Criticized:(2)
Accrual	326,720	202,819	529,539	7.7%
Nonaccrual	43,119	20,173	63,292	0.9
Total criticized	369,839	222,992	592,831	8.6
Total	$3,981,142	$2,951,807	$6,932,949	100.0%
Acquired loans:
Pass	$1,910,533	$724,794	$2,635,327	85.5%
Pass watch(1)	9,736	—	9,736	0.3
Total Pass	1,920,269	724,794	2,645,063	85.8%
Criticized:(2)
Accrual	342,970	95,048	438,018	14.2%
Nonaccrual	—	—	—	—
Total criticized	342,970	95,048	438,018	14.2
Total	$2,263,239	$819,842	$3,083,081	100.0%

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

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the table below at the dates indicated:

	Residential real estate	Home equity	Other consumer	Total	Percent of Total
September 30, 2012
Originated loans by refreshed FICO score:
Over 700	$1,362,779	$971,866	$420,357	$2,755,002	75.6%
660-700	158,089	136,805	157,799	452,693	12.4
620-660	69,117	58,582	80,643	208,342	5.7
580-620	39,171	25,857	28,009	93,037	2.6
Less than 580	58,368	34,359	20,030	112,757	3.1
No score(1)	14,263	4,087	4,505	22,855	0.6
Total	$1,701,787	$1,231,556	$711,343	$3,644,686	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,455,397	$1,051,657	$196,867	$2,703,921	68.5%
660-700	203,258	147,455	59,226	409,939	10.4
620-660	101,863	83,627	31,376	216,866	5.5
580-620	60,616	53,242	16,480	130,338	3.3
Less than 580	113,311	69,528	17,385	200,224	5.1
No score(1)	234,524	24,364	23,539	282,427	7.2
Total	$2,168,969	$1,429,873	$344,873	$3,943,715	100.0%
December 31, 2011
Originated loans by refreshed FICO score:
Over 700	$1,290,287	$875,451	$82,345	$2,248,083	76.5%
660-700	159,293	139,666	25,951	324,910	11.0
620-660	75,552	55,294	14,445	145,291	4.9
580-620	41,323	24,271	5,277	70,871	2.4
Less than 580	62,303	32,676	9,370	104,349	3.5
No score(1)	14,907	5,015	29,630	49,552	1.7
Total	$1,643,665	$1,132,373	$167,018	$2,943,056	100.0%
Acquired loans by refreshed FICO score:
Over 700	$1,668,117	$752,107	$49,879	$2,470,103	70.4%
660-700	173,139	97,410	15,567	286,116	8.1
620-660	86,600	60,298	9,249	156,147	4.4
580-620	47,022	40,700	4,592	92,314	2.6
Less than 580	93,157	57,911	8,909	159,977	4.6
No score(1)	300,567	25,189	23,084	348,840	9.9
Total	$2,368,602	$1,033,615	$111,280	$3,513,497	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the date indicated.

Troubled Debt Restructures
The following table details additional information about our TDRs from our loan portfolio at the dates indicated:

	September 30, 2012	December 31, 2011
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$55,732	$43,888
Nonaccrual	30,303	33,502
Total troubled debt restructurings (1)	$86,035	$77,390

(1)	Includes 39 acquired loans that were restructured with a recorded investment of $2.3 million at September 30, 2012. There were no acquired loans that were considered TDRs at December 31, 2011.

The modifications made to restructured loans typically consist of an extension of the payment terms, deferral of principal, or a rate reduction. Additionally, loans restructured in a Chapter 7 bankruptcy are considered TDRs. We generally do not forgive principal when restructuring loans. The financial effects of our modifications are as follows for the periods indicated:

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Nine months ended September 30, 2012
Commercial:
Commercial real estate
Extension of term	8	$10,970	$993	$—
Deferral of principal	1	259	14	—
Commercial business
Extension of term	7	3,643	428	4
Deferral of principal	1	187	—	—
Rate reduction	1	125	—	—
Combination of concession types	1	386	6	96
Total commercial	19	15,570	1,441	100
Consumer:
Residential real estate
Extension of term	1	$91	$2	$7
Deferral of principal and extension of term	1	613	1	27
Extension of term and rate reduction	7	830	1	216
Chapter 7 bankruptcy	74	5,417	—	—
Other	18	2,302	3	459
Home equity
Extension of term and rate reduction	2	124	—	25
Chapter 7 Bankruptcy	144	5,636	—	—
Other	2	69	—	12
Other consumer
Chapter 7 Bankruptcy	48	1,442	—	—
Total consumer	297	16,524	7	746
Total	316	$32,094	$1,448	$846
Nine months ended September 30, 2011
Commercial:
Commercial real estate
Extension of term	19	$10,124	$594	$434
Deferral of principal	3	4,735	176	1,279
Rate reduction	1	2,681	283	—
Extension of term and rate reduction	4	2,340	907	241
Other	3	6,003	355	—
Commercial business
Extension of term	13	6,299	944	110
Deferral of principal	1	1,007	177	—
Rate reduction	2	3,255	573	—
Extension of term and rate reduction	5	6,051	381	—
Total commercial	51	42,495	4,390	2,064
Consumer:
Residential real estate
Extension of term	2	$402	$—	$31
Rate reduction	3	153	—	35

Deferral of principal and extension of term	10	1,251	—	190
Extension of term and rate reduction	12	1,231	3	124
Other	1	153	1	4
Home equity
Deferral of principal	1	37	—	2
Deferral of principal and extension of term	3	104	—	15
Extension of term and rate reduction	2	185	—	50
Other consumer
Deferral of principal and extension of term	1	10	—	1
Total consumer	35	3,526	4	452
Total	86	$46,021	$4,394	$2,516

Type of Concession	Count	Postmodification recorded investment(1)	Premodification allowance for loan losses	Postmodification allowance for loan losses
Three months ended September 30, 2012
Commercial:
Commercial real estate
Extension of term	1	$7,497	$812	$—
Total commercial	1	7,497	812	—
Consumer:
Residential real estate
Chapter 7 Bankruptcy	74	5,417	—	—
Other	12	1,625	2	255
Home equity
Chapter 7 Bankruptcy	144	5,636	—	—
Other	2	69	—	12
Other consumer
Chapter 7 Bankruptcy	48	1,442	—	—
Total consumer	280	14,189	2	267
Total	281	$21,686	$814	$267
Three months ended September 30, 2011
Commercial:
Commercial real estate
Extension of term	18	$9,907	$594	$434
Deferral of principal	3	4,735	176	1,279
Rate reduction	1	2,681	283	—
Extension of term and rate reduction	4	2,340	908	241
Combination of concession types	2	3,206	336	—
Commercial business
Extension of term	12	6,293	944	110
Deferral of principal	1	1,007	177	—
Rate reduction	2	3,255	573	—
Extension of term and rate reduction	3	4,568	207	—
Total commercial	46	37,992	4,198	2,064
Consumer:
Residential real estate
Deferral of principal and extension of term	7	$758	$—	$157
Home equity
Deferral of principal	1	37	—	2
Deferral of principal and extension of term	3	104	—	15
Other consumer
Deferral of principal and extension of term	1	10	—	1
Total consumer	12	909	—	175
Total	58	$38,901	$4,198	$2,239

(1)	Postmodification balances approximate premodification balances. The aggregate amount of charge-offs as a result of the restructurings were not significant.

The recorded investment in loans modified as TDRs within 12 months of the balance sheet date and for which there was a payment default during the periods indicated are shown below:

	Nine months ended September 30,
	2012	2011
Commercial:
Real estate	$638	$8,790
Business	1,087	1,252
Total commercial	1,725	10,042
Consumer:
Residential real estate	—	682
Home Equity	—	—
Consumer	—	—
Total consumer	—	682
Total	$1,725	$10,724

	Three months ended September 30,
	2012	2011
Commercial:
Real estate	$239	$2,249
Business	380	1,252
Total commercial	619	3,501
Consumer:
Residential real estate	—	220
Home Equity	—	—
Consumer	—	—
Total consumer	—	220
Total	$619	$3,721

Residential Mortgage Banking
The following table provides information about our residential mortgage banking at the dates indicated:

	September 30,
	2012	2011
Mortgages serviced for others	$2,658,722	$1,922,592
Mortgage servicing asset recorded for loans serviced for others	23,136	15,162

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

Our derivative positions include both instruments that are designated as hedging instruments and instruments that are customer related and not designated in hedging relationships. The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value (1)	Notional amount	Fair value (2)
September 30, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$14,779	$2,147
Derivatives not designated as hedging instruments:
Securities sale agreement	170,468	7,977	—	—
Interest rate swap agreements	1,826,132	104,500	1,832,776	105,433
Total derivatives	$1,996,600	$112,477	$1,847,555	$107,580
December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	$1,315,278	$11,998
Derivatives not designated as hedging instruments:
Interest rate swap agreements	866,661	57,868	866,661	58,346
Total derivatives	$866,661	$57,868	$2,181,939	$70,344

(1)	Included in Other assets in our Consolidated Statements of Condition.

(2)	Included in Other liabilities in our Consolidated Statements of Condition.
Derivatives designated in hedging relationships
We designate interest rate swap agreements used to manage changes in the fair value of loans due to interest rate changes as fair value hedges. We have designated the risk of changes in the fair value of loans attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the fair value of the hedged items or derivatives attributable to a change in credit risk are excluded from our assessment of hedge effectiveness. The change in fair value of the derivatives, including both the effective and ineffective portions, is recognized in earnings and, so long as our fair value hedging relationships remain highly effective, such change is offset by the gain or loss due to the change in fair value of the loans. The net impact of the fair value hedging relationships on net income was not significant during the three and nine months ended September 30, 2012 and 2011.
Historically, we have also entered into interest rate swaps to offset the variability in the interest cash outflows of LIBOR based borrowings. These derivative instruments have been designated as cash flow hedges. At September 30, 2012, we did not have any derivatives classified as cash flow hedges. During the second quarter of 2012, borrowings that were hedged in cash flow hedging relationships were paid off in connection with the HSBC Branch Acquisition and the related swaps that were hedging these borrowings were terminated. We had designated the risk of changes in the amount of interest payment cash flows to be made during the term of the borrowings attributable to changes in the benchmark rate as the hedged risk. Accordingly, changes to the amount of interest payment cash flows for the hedged items or derivatives attributable to a change in credit risk have been excluded from our assessment of hedge effectiveness. Our interest rate swaps designated as cash flow hedges had maturities that corresponded to the maturity of the related hedged borrowing. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings. Any gain or loss associated with the ineffective portion of our cash flow hedges, including ineffectiveness, was recognized immediately in earnings.

The following table presents information about amounts recognized for our derivative financial instruments designated in cash flow hedging relationships for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
Cash Flow Hedges	2012	2011		2012		2011
Interest rate swap agreements:
Amount of gain (loss) on derivatives recognized in other comprehensive income, net of tax	$177	$(14,274)		$6,536		$(18,775)
Amount of (loss) on derivatives reclassified from other comprehensive income to income	(286)	(2,241)	(1)	(15,146)	(2)	(4,860)	(1)

(1)	Recognized in interest expense on borrowings in our Consolidated Statements of Income.

(2)
Of this amount, $11.7 million was recognized in merger and acquisition integration expenses when the associated borrowings were repaid in connection with the HSBC Branch Acquisition and $3.4 million was recognized in interest expense on borrowings in our Consolidated Statements of Income.

Derivatives not designated in hedging relationships
In addition to our derivatives designated in hedge relationships, we act as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the positive fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. We recognized revenue for this service that we provide our customers of $18.1 million and $5.3 million for the nine months ended September 30, 2012 and 2011, respectively, included in Capital Markets income in our Consolidated Statements of Income.
In the second quarter of 2012, we sold $3.1 billion of investment securities to a third party (“purchaser”) at a certain price as of the date of the sale (“floor price”). Under the sales agreement, the purchaser will subsequently sell the investment securities over a set period of time and we will receive a portion of any additional net profits received in excess of the floor price. We will not be required to pay any amounts under this agreement under any circumstances. The agreement qualifies as a free standing derivative and is accounted for at fair value. As of September 30, 2012, the purchaser has sold substantially all of the investment securities covered by the sales agreement. The value of the derivative was $8.0 million as of September 30, 2012 compared to $2.5 million at June 30, 2012.

Note 5. Earnings Per Share
The following table is a computation of our basic and diluted earnings per share using the two-class method for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$50,837	$56,981	$87,116	$115,449
Less income allocable to unvested restricted stock awards	200	156	283	351
Net income allocable to common stockholders	$50,637	$56,825	$86,833	$115,098
Weighted average common shares outstanding:
Total shares issued	366,002	309,090	366,002	272,942
Unallocated employee stock ownership plan shares	(2,267)	(2,487)	(2,289)	(2,556)
Unvested restricted stock awards	(1,377)	(800)	(1,117)	(717)
Treasury shares	(13,357)	(13,592)	(13,640)	(9,410)
Total basic weighted average common shares outstanding	349,001	292,211	348,956	260,259
Incremental shares from assumed exercise of stock options	—	19	—	165
Incremental shares from assumed vesting of restricted stock awards	370	273	292	265
Total diluted weighted average common shares outstanding	349,371	292,503	349,248	260,689
Basic earnings per common share	$0.15	$0.19	$0.25	$0.44
Diluted earnings per common share	$0.14	$0.19	$0.25	$0.44
Anti-dilutive stock options and restricted stock awards excluded from the diluted weighted average common share calculations	12,629	11,333	11,867	9,285

Note 6. Other Comprehensive Income
The following table presents the activity in our Other Comprehensive Income for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	Pretax	Income taxes	Net	Pretax	Income taxes	Net
2012
Securities available for sale:
Net unrealized holding gains arising during the period	$114,086	$43,169	$70,917	$172,098	$65,727	$106,371
Reclassification adjustment for realized (gains) included in net income	—	—	—	(15,895)	(6,097)	(9,798)
Reclassification adjustment for net unrealized holding gains on securities transferred between available for sale and held to maturity	—	—	—	4,054	1,556	2,498
Net unrealized gains on securities available for sale	114,086	43,169	70,917	160,257	61,186	99,071
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	—	(4,054)	(1,556)	(2,498)
Less: amortization of net unrealized holding gains to income	(682)	(260)	(422)	(2,011)	(749)	(1,262)
Net unrealized holding gains on securities transferred	(682)	(260)	(422)	(6,065)	(2,305)	(3,760)
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	—	—	—	(4,590)	(1,789)	(2,801)
Reclassification adjustment for realized losses included in net income	286	109	177	15,146	5,809	9,337
Net unrealized losses on interest rate swaps designated as cash flow hedges	286	109	177	10,556	4,020	6,536
Pension and postretirement plans:
Pension remeasurement	—	—	—	7,461	2,849	4,612
Amortization of net loss related to pension and post-retirement plans	362	139	223	1,128	584	544
	362	139	223	8,589	3,433	5,156
Total other comprehensive income	$114,052	$43,157	$70,895	$173,337	$66,334	$107,003
2011
Securities available for sale:
Net unrealized holding gains arising during the period	$22,470	$8,558	$13,912	$80,782	$30,850	$49,932
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	—	(6,380)	(2,424)	(3,956)
Net unrealized gains on securities available for sale	22,470	8,558	13,912	74,402	28,426	45,976
Net unrealized holding gains on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	—	6,380	2,424	3,956
Less: amortization of net unrealized holding gains to income	(574)	(219)	(355)	(1,230)	(468)	(762)
	(574)	(219)	(355)	5,150	1,956	3,194
Interest rate swaps designated as cash flow hedges:
Net unrealized gains arising during the period	(25,168)	(9,505)	(15,663)	(35,175)	(13,387)	(21,788)
Reclassification adjustment for realized losses included in net income	2,241	852	1,389	4,860	1,847	3,013
Net unrealized gains on interest rate swaps designated as cash flow hedges	(22,927)	(8,653)	(14,274)	(30,315)	(11,540)	(18,775)
Amortization of net loss related to pension and post-retirement plans	333	(532)	865	999	(425)	1,424
Total other comprehensive (loss) income	$(698)	$(846)	$148	$50,236	$18,417	$31,819

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Net unrealized gains on securities available for sale	Net unrealized gains (losses) on securities transferred between available for sale to held to maturity	Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	Defined benefit plans	Total
Balances at January 1, 2012	$105,276	$2,652	$(13,003)	$(27,113)	$67,812
Period change, net of tax	99,071	(3,760)	6,536	5,156	107,003
Balances at September 30, 2012	$204,347	$(1,108)	$(6,467)	$(21,957)	$174,815
Balances at January 1, 2011	$70,690	$—	$2,978	$(15,797)	$57,871
Period change, net of tax	45,976	3,194	(18,775)	1,424	31,819
Balances at September 30, 2011	$116,666	$3,194	$(15,797)	$(14,373)	$89,690
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
The fair value estimates of available for sale securities are based on quoted market prices of identical securities, where available (Level 1). However, as quoted prices of identical securities are not often available, the fair value estimate for almost our entire investment portfolio is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. Due to the lack of observable market data, we have classified our trust preferred securities and collateralized loan obligations in Level 3 of the fair value hierarchy. We determined the fair value using third party pricing services, including brokers. As of September 30, 2012, $348 million of our investment securities were priced utilizing broker quotes. For details regarding our pricing process and sources, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Income-Critical Accounting Policies and Estimates.”

Loans held for sale
We have elected the fair value option for certain residential real estate loans held for sale as we believe the fair value measurement of such loans reduces certain timing differences in our Statement of Income and better aligns with our management of the portfolio from a business perspective. This election is made at the time of origination and is irrevocable. The secondary market for securities backed by similar loan types is actively traded, which provides readily observable market pricing to be used as input for the estimate for the fair value of our loans. Accordingly, we have classified this fair value measurement as Level 2. Interest income on these loans is recognized in Interest Income—Loans and Leases in our Consolidated Statements of Income.
There were no loans held for sale that were nonaccrual or 90 or more days past due as of September 30, 2012 or December 31, 2011. The table below presents information about our loans held for sale for which we elected the fair value option as of the dates indicated:

	September 30, 2012	December 31, 2011
Fair value carrying amount	$117,375	$94,484
Aggregate unpaid principal balance	111,637	91,540
Fair value carrying amount less aggregate unpaid principal balance	$5,738	$2,944
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
September 30, 2012
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$635,701	$—	$635,701	$—
U.S. Treasury	20,805	20,805	—	—
U.S. government agencies	4,833	—	4,833	—
U.S. government sponsored enterprises	419,516	—	419,516	—
Corporate	769,462	—	769,462	—
Trust preferred securities	15,310	—	—	15,310
Total debt securities	1,865,627	20,805	1,829,512	15,310
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	52,498	—	52,498	—
Federal National Mortgage Association	462,964	—	462,964	—
Federal Home Loan Mortgage Corporation	401,455	—	401,455	—
Collateralized mortgage obligations:	—
Government National Mortgage Association	1,305,801	—	1,305,801	—
Federal National Mortgage Association	1,267,256	—	1,267,256	—
Federal Home Loan Mortgage Corporation	900,907	—	900,907	—
Non-agency issued	70,476	—	70,476	—
Total collateralized mortgage obligations	3,544,440	—	3,544,440	—
Total residential mortgage-backed securities	4,461,357	—	4,461,357	—
Commercial mortgage-backed securities:
Non-agency issued	2,082,266	—	2,082,266	—
Total mortgage-backed securities	6,543,623	—	6,543,623	—
Collateralized loan obligations:
Non-agency issued	1,270,581	—	—	1,270,581
Asset-backed securities collateralized by:
Student loans	380,639	—	380,639	—
Credit cards	35,182	—	35,182	—
Auto loans	340,459	—	340,459	—
Other	112,436	—	112,436	—
Total asset-backed securities	868,716	—	868,716	—
Other	31,423	23,311	8,112	—
Total securities available for sale	10,579,970	44,116	9,249,963	1,285,891
Loans held for sale (1)	117,375	—	117,375	—
Derivatives	112,477	—	112,477	—
Total assets	$10,809,822	$44,116	$9,479,815	$1,285,891
Liabilities:
Derivatives	$107,580	$—	$107,580	$—

(1)	Represents loans for which we have elected the fair value option.
During the first quarter of 2012, we transferred $158 million of collateralized loan obligations (“CLOs”) from level 2 to level 3 of the fair value hierarchy. We began purchasing the investments in the fourth quarter of 2011 and while our purchase price provided observable data regarding the fair value of the securities in the fourth quarter of 2011, observable market data has not been available to incorporate into the pricing during 2012 and our purchase price becomes less relevant as time elapses from the purchase date. As a result, the fair values utilized significant unobservable inputs and warranted classification as level 3 fair value measurements. There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2011.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Investment securities available for sale:
Debt securities:
States and political subdivisions	$703,178	$—	$703,178	$—
U.S. Treasury	20,643	20,643	—	—
U.S. government agencies	5,437	—	5,437	—
U.S. government sponsored enterprises	390,136	—	390,136	—
Corporate	336,010	—	336,010	—
Trust preferred securities	25,032	—	—	25,032
Total debt securities	1,480,436	20,643	1,434,761	25,032
Mortgage-backed securities:
Residential mortgage-backed securities:
Government National Mortgage Association	91,693	—	91,693	—
Federal National Mortgage Association	763,850	—	763,850	—
Federal Home Loan Mortgage Corporation	659,347	—	659,347	—
Collateralized mortgage obligations:
Government National Mortgage Association	2,392,497	—	2,392,497	—
Federal National Mortgage Association	949,355	—	949,355	—
Federal Home Loan Mortgage Corporation	1,105,033	—	1,105,033	—
Non-agency issued	93,794	—	93,794	—
Total collateralized mortgage obligations	4,540,679	—	4,540,679	—
Total residential mortgage-backed securities	6,055,569	—	6,055,569	—
Commercial mortgage-backed securities:
Non-agency issued	1,529,310	—	1,529,310	—
Total mortgage-backed securities	7,584,879	—	7,584,879	—
Collateralized loan obligations:
Non-agency issued	157,999	—	157,999	—
Asset-backed securities collateralized by:
Student loans	40,718	—	40,718	—
Credit cards	32,693	—	32,693	—
Auto loans	20,293	—	20,293	—
Other	109	—	109	—
Total asset-backed securities	93,813	—	93,813	—
Other	31,169	23,028	8,141	—
Total securities available for sale	9,348,296	43,671	9,279,593	25,032
Loans held for sale (1)	94,484	—	94,484	—
Derivatives	57,868	—	57,868	—
Total assets	$9,500,648	$43,671	$9,431,945	$25,032
Liabilities:
Derivatives	$70,344	$—	$70,344	$—

(1)	Represents loans for which we have elected the fair value option.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis for the periods indicated:

	Fair Value Measurements				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Nine months ended September 30, 2012
Collateral dependent impaired loans	$35,651	$—	$20,490	$15,161	$(2,889)
Nine months ended September 30, 2011
Collateral dependent impaired loans	$20,289	$—	$8,750	$11,539	$(9,117)
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
During the nine months ended September 30, 2012, we recorded an increase of $2.9 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $36 million at September 30, 2012. During the nine months ended September 30, 2011 we recorded an increase of $9.1 million to our specific allowance as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $20 million at September 30, 2011.
Level 3 Assets
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis were as follows for the periods indicated:

	Nine months ended September 30,
	2012			2011
	Trust preferred securities	Collateralized loan obligations	Total	Trust preferred securities
Balance at beginning of period	$25,032	$—	$25,032	$919
NewAlliance acquisition	—	—	—	27,924
Transfers from level 2(1)	—	157,999	157,999	—
Purchases	—	1,081,678	1,081,678	—
Settlements	(12,199)	—	(12,199)	—
Gains (losses) included in other comprehensive income	2,923	30,904	33,827	(3,691)
Losses included in earnings	(446)	—	(446)	—
Balance at end of period	$15,310	$1,270,581	$1,285,891	$25,152

(1)	Our policy is to recognize the transfer at the beginning of the period.

Our level 3 fair value measurements include trust preferred securities and CLOs, on a recurring basis, as well as collateral dependent loans, on a nonrecurring basis. We engage a third party specialist with direct industry experience in trust preferred securities valuations to provide pricing. We did not make any adjustments to the pricing of our trust preferred securities received as of September 30, 2012.

Our CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and passed on to different classes of owners in various tranches. The markets for such securities are generally characterized by low trading volumes and wider bid-ask spreads, all driven by more limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Accordingly, the securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, and discount rates that are implied by market prices for similar securities and collateral structure types.
The table below provides a summary of our level 3 fair value measurements, valuation techniques, and the significant unobservable inputs at the date indicated:

	Fair Value	Valuation technique	Unobservable input	Quantitative Measures
September 30, 2012
Collateralized loan obligations	$1,270,581	Third party pricing adjusted for credit quality and spread changes	Market spreads	150 - 550 bps
Collateral dependent impaired loans	15,161	Appraisals adjusted for market and saleability conditions	Discount due to lack of market data or saleability conditions	10-70%
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

Fair Value of Financial Instruments
The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	September 30, 2012				December 31, 2011
	Carrying value	Estimated fair value	Fair value level		Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$447,087	$447,087	1		$836,555	$836,555
Investment securities available for sale	10,579,970	10,579,970	1,2,3	(1)	9,348,296	9,348,296
Investment securities held to maturity	1,387,763	1,464,519	2		2,669,630	2,752,723
Federal Home Loan Bank and Federal Reserve Bank common stock	373,311	373,311	2		358,159	358,159
Loans held for sale	117,375	117,375	2		94,484	94,484
Loans and leases, net	18,956,593	19,545,546	2,3	(2)	16,352,483	16,991,059
Derivatives	112,477	112,477	2		57,868	57,868
Accrued interest receivable	113,835	113,835	2		103,543	103,543
Financial liabilities:
Deposits	$27,697,696	27,797,793	2		$19,405,115	$19,460,668
Borrowings	2,727,949	2,805,373	2		8,127,121	8,328,797
Interest rate swap agreements	107,580	107,580	2		70,344	70,344
Accrued interest payable	10,566	10,566	2		21,127	21,127

(1)	For a detailed breakout of our investment securities available for sale, refer to our table of recurring fair value measurements.

(2)
Loans and leases classified as level 2 are made up of $20 million of collateral dependent impaired loans without significant adjustments made to appraised values. All other loans and leases are classified as level 3.

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
Selected financial information for our segments follows for the periods indicated:

	Banking	Financial services	Consolidated total
Three months ended September 30, 2012
Net interest income	$269,610	$(5)	$269,605
Provision for credit losses	22,200	—	22,200
Net interest income after provision for credit losses	247,410	(5)	247,405
Noninterest income	83,472	18,731	102,203
Amortization of core deposit and other intangibles	13,468	1,038	14,506
Other noninterest expense	239,007	13,029	252,036
Income before income taxes	78,407	4,659	83,066
Income tax expense	22,895	1,787	24,682
Net income	$55,512	$2,872	$58,384
Three months ended September 30, 2011
Net interest income	$235,461	$(32)	$235,429
Provision for credit losses	14,500	—	14,500
Net interest income after provision for credit losses	220,961	(32)	220,929
Noninterest income	51,656	16,999	68,655
Amortization of core deposit and other intangibles	5,533	1,363	6,896
Other noninterest expense	184,098	12,877	196,975
Income before income taxes	82,986	2,727	85,713
Income tax expense	27,696	1,036	28,732
Net income	$55,290	$1,691	$56,981
Nine months ended September 30, 2012
Net interest income	$771,012	$(23)	$770,989
Provision for credit losses	70,300	—	70,300
Net interest income after provision for credit losses	700,712	(23)	700,689
Noninterest income	215,305	52,404	267,709
Amortization of core deposit and other intangibles	27,551	3,260	30,811
Other noninterest expense	743,072	38,476	781,548
Income before income taxes	145,394	10,645	156,039
Income tax expense	44,631	4,083	48,714
Net income	$100,763	$6,562	$107,325
Nine months ended September 30, 2011
Net interest income	$638,921	$(187)	$638,734
Provision for credit losses	44,707	—	44,707
Net interest income after provision for credit losses	594,214	(187)	594,027
Noninterest income	132,030	49,594	181,624
Amortization of core deposit and other intangibles	15,329	3,629	18,958
Other noninterest expense	545,310	39,894	585,204
Income before income taxes	165,605	5,884	171,489
Income tax expense	53,804	2,236	56,040
Net income	$111,801	$3,648	$115,449

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
In May 2011, the FASB released an amendment to change the format in which entities report comprehensive income in their financial statements. Under the new guidance, entities have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance became effective for us on January 1, 2012. See our Consolidated Statements of Comprehensive Income. Guidance related to the presentation requirements for reclassification adjustments has been deferred pending further deliberation by the FASB. We do not expect the remaining guidance will have a significant impact on our financial statements.
In May 2011, the FASB released new guidance to converge the fair value measurement guidance in GAAP with that of International Financial Reporting Standards (“IFRS”). The amendment provides both clarifying guidance regarding the FASB’s intent about the application of existing requirements as well as changes in certain principles or requirements. This guidance became effective for us on January 1, 2012. The amendments related to fair value measurements did not have a significant impact on our financial statements and the additional disclosure requirements have been incorporated into Note 7, Fair Value Measurements.
In September 2011, the FASB released new guidance on the testing of goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test required by GAAP. The amendments became effective on January 1, 2012.

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

OVERVIEW
First Niagara Financial Group, Inc. (the “Company”) is a Delaware corporation and a bank holding company, subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), serving both retail and commercial customers through our bank subsidiary, First Niagara Bank, N.A. (the “Bank”), a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2012, we had $36 billion in assets, $28 billion in deposits, and 432 full-service branch locations across New York, Pennsylvania, Connecticut, and Western Massachusetts. The Company and the Bank are referred to collectively as “we” or “us” or “our.”
On May 18, 2012, the Bank acquired 137 full-service branches from HSBC Bank USA, National Association (“HSBC”) and its affiliates (the “HSBC Branch Acquisition”) in the Buffalo, Rochester, Syracuse, Albany, Downstate New York and Connecticut banking markets, as contemplated by the Purchase and Assumption Agreement, dated July 30, 2011, as amended and restated as of May 17, 2012 (the “Purchase Agreement”) and paid a net deposit premium of $772 million. In accordance with the Purchase Agreement, the Bank acquired cash of $7.4 billion, performing loans with a fair value of approximately $1.6 billion, core deposit and other intangibles of $85 million, and deposits with a fair value of approximately $9.9 billion (shortly after acquisition, we allowed $0.5 billion in municipal deposits to one large customer run-off), resulting in goodwill of $775 million. The cash received was used to pay down wholesale borrowings, including those used to purchase securities in advance of the HSBC Branch Acquisition. The goodwill is tax deductible. In addition, we acquired certain wealth management relationships and approximately $2.5 billion of assets under management of such relationships. At closing, the Bank did not receive any loans greater than 60 days delinquent. Concurrent with the HSBC Branch Acquisition, we consolidated 15 existing First Niagara branches into acquired HSBC branches and in the third quarter of 2012, we consolidated 19 of the HSBC branches into First Niagara branches, resulting in 103 net new full-service branches from the Branch Acquisition.

In connection with the regulatory process for the HSBC Branch Acquisition, we agreed with the U.S. Department of Justice (“DOJ”) to assign our purchase rights related to 26 HSBC branches in the Buffalo area. In January 2012, we entered into an agreement with Key assigning our right to purchase the 26 HSBC Buffalo branches as well as 11 additional HSBC branches in the Rochester area. On July 13, 2012, Key acquired these 37 branches with a total of $2.0 billion in deposits and approximately $256.5 million in loans, and paid us a deposit premium of $91.5 million.
In January 2012, we also entered into separate agreements with Financial Institutions, Inc. subsidiary Five Star Bank (“Five Star”) and Community Bank System, Inc. (“Community Bank”) for them to purchase seven First Niagara branches and 20 HSBC branches, for which we had assigned our purchase rights.
On June 22, 2012, Five Star acquired four First Niagara branches with $58.6 million in loans, assumed approximately $129.3 million in deposits, and paid us a deposit premium of $5.3 million. On August 17, 2012, Five Star acquired four of the HSBC branches, assumed approximately $18 million in loans, $157.2 million in deposits, and paid us a deposit premium of $6.5 million.
On July 20, 2012, Community Bank acquired the remaining 16 HSBC branches, with a total of $107.0 million in loans, $696.6 million in deposits, and paid us a deposit premium of $23.8 million. On September 7, 2012, Community Bank acquired three First Niagara branches, assumed approximately $55.4 million in loans, $100.8 million in deposits, and paid us a deposit premium of $3.1 million.

We have incurred $179 million in pre-tax merger and acquisition expenses related to the HSBC Branch Acquisition since we entered into the Purchase and Assumption Agreement on July 30, 2011. These expenses include $65 million in prepayment penalties on borrowings and swap termination fees; redundant facilities and employee severance costs; technology costs related to system conversions; and professional fees.
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

BUSINESS AND INDUSTRY
We operate a multi-faceted regional bank with a community banking model that provides our customers with a full range of products and services. These products include commercial and residential real estate loans, commercial business loans and leases, home equity and other consumer loans, wealth management products, as well as various retail consumer and commercial deposit products. Additionally, we offer insurance services through a wholly-owned subsidiary of the Bank.
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
In September 2012, the Federal Open Market Committee (“FOMC”) stated they intend to maintain the exceptionally low levels for federal funds rate at least through mid-2015. Such an accommodative stance of monetary policy was designed to continue support to the labor markets and overall economy. The FOMC also announced additional purchases of long-dated agency mortgage-backed securities at the pace of $40 billion each month for an indefinite period which was designed to move longer-term interest rates lower. Additionally, the FOMC decided to continue its program known as “Operation Twist” through the end of the year. These actions will further exacerbate longer-term pressures on the industry net interest margin by; (i) continuing to reduce the yields on earning assets relative to the cost of funding; (ii), causing borrowers to repay their higher-yielding fixed rate loans at a faster rate; and (iii), reducing the rates at which cash flows from these repayments could be reinvested.

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

REGULATORY REFORM
We continue to monitor the potential effects on our businesses of regulatory reform, including the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), and the revised capital and liquidity frameworks published by the Basel

Committee on Banking Supervision in December 2010, known as “Basel III.”
On June 7, 2012, the Federal Reserve published three notices of proposed rulemaking that will impact most financial institutions, two of which are most relevant to us: “Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” (“Regulatory Capital”) and “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets; Market Discipline and Disclosure Requirements” (“Risk-Weighted Assets”). These proposed rules are extensive and are subject to further regulatory action and interpretation as well as a comment period that ended October 22, 2012.
While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework, based on preliminary assessments of the proposed framework we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.
On October 9, 2012, the Federal Reserve and OCC announced publication of their final rules regarding company-run stress testing as required by Dodd-Frank.  The rules will require covered institutions with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the agencies. The rules delay implementation for covered institutions with total consolidated assets between $10 billion and $50 billion. Institutions with total consolidated assets between $10 billion and $50 billion, such as us, will use data as of September 30, 2013 to conduct the stress test, using scenarios that are released by the agencies in November 2013.  Stress test results must be reported to the agencies in March 2014.
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
Investment Securities
As of September 30, 2012, our available for sale and held to maturity investment securities totaled $12.0 billion, or 34% of our total assets. We use third party pricing services to value our investment securities portfolio, which is comprised predominantly of Level 2 fair value measured securities. Fair value of our investment securities is based upon quoted market prices of identical securities, where available. If such quoted prices are not available, fair value is determined using valuation models that consider cash flow, security structure, and other observable information. For the vast majority of the portfolio, we validate the prices received from these third parties, on a quarterly basis, by comparing them to prices provided by a different independent pricing service. For the remaining securities that are priced by these third parties where we are unable to obtain a secondary independent price, we review material price changes for reasonableness based upon changes in interest rates, credit outlook based upon spreads for similar securities, and the weighted average life of the debt securities. We have also reviewed detailed valuation methodologies provided to us by our pricing services. Where sufficient information is not available from the pricing services to produce a reliable valuation, we estimate fair value based on broker quotes, which are reviewed using the same process that is applied to our securities priced by pricing services where we are unable to obtain a secondary independent price.
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
We have acquired loans in four separate acquisitions after January 1, 2009. For each acquisition, we reviewed all loans greater than $1 million and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality):

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
Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy or (ii) accounted for under ASC 310-20 (Nonrefundable fees and other costs.)
Acquired loans accounted for under ASC 310-30 by analogy
We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, we have made an accounting policy election to apply ASC 310-30 by analogy to qualifying acquired pools of loans that (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.
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

Acquired Loans
Acquired loans accounted for under ASC 310-30 by analogy
For our acquired loans accounted for under ASC 310-30 by analogy, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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

SELECTED FINANCIAL DATA

	2012			2011
	September 30	June 30	March 31	December 31	September 30
	(In thousands, except per share amounts)
Selected financial condition data:
Total assets	$35,873,934	$35,105,756	$35,517,805	$32,810,615	$31,209,507
Loans and leases, net	18,956,593	18,625,000	16,664,173	16,352,483	16,252,617
Investment securities:
Available for sale	10,579,970	9,937,271	12,248,058	9,348,296	8,349,237
Held to maturity	1,387,763	1,463,872	2,503,156	2,669,630	2,830,744
Goodwill and other intangibles	2,626,625	2,631,605	1,796,394	1,803,240	1,812,628
Deposits	27,697,696	27,896,987	19,029,387	19,405,115	19,624,177
Borrowings	2,727,949	1,690,307	11,041,440	8,127,121	7,085,343
Stockholders’ equity	$4,915,421	$4,818,213	$4,875,446	$4,798,178	$4,000,675
Common shares outstanding	352,632	352,665	351,936	351,834	294,898
Selected operations data:
Interest income	$301,868	$299,841	$290,780	$291,906	$287,147
Interest expense	32,263	40,828	48,409	49,393	51,718
Net interest income	269,605	259,013	242,371	242,513	235,429
Provision for credit losses	22,200	28,100	20,000	13,400	14,500
Net interest income after provision for credit losses	247,405	230,913	222,371	229,113	220,929
Noninterest income (1)	102,203	95,598	69,908	63,685	68,655
Merger and acquisition integration expenses	29,404	131,460	12,970	6,149	9,008
Restructuring charges	—	3,750	2,703	13,496	16,326
Noninterest expense	237,138	210,429	184,505	182,526	178,537
Income (loss) before income tax	83,066	(19,128)	92,101	90,627	85,713
Income tax expense (benefit)	24,682	(8,204)	32,236	32,166	28,732
Net income (loss)	58,384	(10,924)	59,865	58,461	56,981
Preferred stock dividend	7,547	7,547	5,115	—	—
Net income (loss) available to common stockholders	$50,837	$(18,471)	$54,750	$58,461	$56,981
Stock and related per share data:
Earnings (loss) per common share:
Basic	$0.15	$(0.05)	$0.16	$0.19	$0.19
Diluted	0.14	(0.05)	0.16	0.19	0.19
Cash dividends	0.08	0.08	0.08	0.16	0.16
Book value (2)	13.11	12.84	13.00	12.79	13.72
Tangible book value per share(2)(3)	5.59	5.30	7.86	7.62	7.50
Market Price (NASDAQ: FNFG):
High	8.50	9.87	10.35	9.99	13.59
Low	7.14	7.49	8.71	8.22	9.15
Close	8.07	7.65	9.84	8.63	9.15

(1)	Includes $5 million and $16 million gain on sale of mortgage-backed securities from securities portfolio repositioning for quarter ended September 30, 2012 and June 30, 2012, respectively.

(2)	Excludes unallocated employee stock ownership plan shares and unvested restricted stock shares.

(3)
Tangible book value per share excludes goodwill and other intangible assets of $2.6 billion as of September 30, 2012, June 30, 2012, and $1.8 billion as of March 31, 2012, December 31, 2011, and September 30, 2011, as well as unallocated ESOP shares and unvested restricted stock shares. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

	2012			2011
At or for the quarter ended	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Selected financial ratios and other data:
Performance ratios(1):
Return on average assets	0.66%	(0.12)%	0.73%	0.73%	0.73%
Common equity:
Return on average common equity	4.46	(1.64)	4.88	5.63	5.61
Return on average tangible common equity(2)	10.60	(3.18)	8.12	10.03	10.28
Total equity:
Return on average equity	4.77	(0.90)	4.96	5.54	5.61
Return on average tangible equity(3)	10.34	(1.64)	7.90	9.75	10.28
Net interest rate spread	3.45	3.16	3.20	3.35	3.35
Net interest rate margin	3.54	3.26	3.34	3.48	3.48
Efficiency ratio (4)	71.7	97.5	64.1	66.0	67.0
Dividend payout ratio	53.33	N/M	50.00	84.21	84.21
Capital ratios:
First Niagara Financial Group, Inc.
Total risk-based capital	11.48	11.37	16.75	17.84	12.56
Tier 1 risk-based capital	9.51	9.40	14.66	15.60	11.90
Tier 1 risk-based common capital(5)	7.59	7.41	12.47	13.23	11.29
Leverage ratio	6.83	6.32	9.67	9.97	7.42
Ratio of stockholders’ equity to total assets	13.70	13.72	13.73	14.62	12.82
Ratio of tangible common stockholders’ equity to tangible assets(6)	5.87	5.69	8.13	8.57	7.44
First Niagara Bank:
Total risk-based capital	10.88	10.57	15.66	16.47	12.17
Tier 1 risk-based capital	10.19	9.63	14.69	14.66	11.51
Leverage ratio	7.32%	6.48%	9.69%	9.38%	7.17%
Asset quality:
Total nonaccruing loans	$142,380	$129,072	$133,261	$89,798	$81,886
Other nonperforming assets	9,669	10,632	7,202	4,482	9,392
Total classified loans(7)	693,006	732,762	753,536	748,375	692,961
Total criticized loans(8)	990,670	1,030,471	1,044,731	1,144,222	1,268,879
Allowance for credit losses	149,933	138,516	126,746	120,100	112,749
Net loan charge-offs	$10,071	$15,838	$13,254	$5,835	$8,125
Net charge-offs to average loans	0.21%	0.36%	0.32%	0.14%	0.20%
Provision to average loans	0.47	0.63	0.48	0.32	0.34
Total nonaccruing loans to total loans	0.75	0.69	0.79	0.55	0.50
Total nonperforming assets to total assets	0.42	0.40	0.40	0.29	0.29
Allowance for loan losses to total loans	0.78	0.74	0.75	0.73	0.69
Allowance for loan losses to nonaccruing loans	105.3	107.3	95.1	133.7	137.7
Texas ratio(9)	14.16	13.35	8.97	8.55	10.19
Asset quality-originated loans(10):
Net charge-offs of originated loans to average originated loans	0.30%	0.55%	0.34%	0.22%	0.35%
Provision for originated loans to average originated loans	0.72	0.93	0.61	0.45	0.60
Total nonaccruing originated loans to total originated loans	0.93	0.96	1.09	0.91	0.87
Allowance for originated loan losses to originated loans	1.20	1.19	1.19	1.20	1.20
Other data:
Number of full service branches	432	452	334	333	332
Full time equivalent employees	6,036	6,103	4,753	4,827	4,712
Effective tax rate	29.7%	42.9%	35.0%	35.5%	33.5%

N/M Not meaningful

(1)	Computed using daily averages. Annualized where appropriate.

(2)
Average tangible common equity excludes average goodwill, other intangibles and preferred stock of $3.0 billion, $2.5 billion, $2.1 billion, $1.9 billion, and $1.8 billion for the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

(3)
Average tangible equity excludes average goodwill and other intangibles of $2.6 billion for the quarter ended September 30, 2012, $2.2 billion for the quarter ended June 30, 2012, and $1.8 billion for the quarters ended March 31, 2012, December 31, 2011, and September 30, 2011. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

(6)
Tangible common stockholders’ equity and tangible assets exclude goodwill, other intangibles, and preferred stock of $3.0 billion as of September 30, 2012 and June 30, 2012, $2.1 billion as of March 31, 2012 and December 31, 2011 and $1.8 billion as of September 30, 2011. This is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition.

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

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Operating results (Non-GAAP):
Net interest income	$269,605	$259,013	$235,429	$770,989	$638,734
Provision for credit losses	22,200	28,100	14,500	70,300	44,707
Noninterest income	96,866	79,703	68,655	246,477	181,624
Noninterest expense	237,138	210,429	178,537	632,072	483,112
Income tax expense	33,106	33,557	37,402	104,384	97,878
Net operating income (Non-GAAP)	$74,027	$66,630	$73,645	$210,710	$194,661
Operating earnings per diluted share (Non-GAAP)	$0.19	$0.17	$0.25	$0.55	$0.75
Reconciliation of net operating income to net income (loss)	$74,027	$66,630	$73,645	$210,710	$194,661
Nonoperating income and expenses, net of tax at effective tax rate:
Gain on securities portfolio repositioning	3,469	10,331	—	13,800	—
Merger and acquisition integration expenses	(19,112)	(85,448)	(5,925)	(112,991)	(60,164)
Restructuring charges	—	(2,437)	(10,739)	(4,194)	(19,048)
Total nonoperating income and expenses, net of tax	(15,643)	(77,554)	(16,664)	(103,385)	(79,212)
Net income (loss) (GAAP)	$58,384	$(10,924)	$56,981	$107,325	$115,449
Earnings (loss) per diluted share (GAAP)	$0.14	$(0.05)	$0.19	$0.25	$0.44

In the second quarter of 2012, we sold mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion and recognized a $16 million pre-tax gain. In the third quarter of 2012, we recognized an additional $5 million gain as the sale was structured so that we shared in the potential upside of rising security prices subsequent to sale. The securities sold were selected based on an assessment of their potential prepayment risk and the proceeds were used to pay down short-term borrowings. The sale of the securities will serve to reduce future volatility in our net interest margin by reducing the impact of prepayments on the mortgage-backed securities portfolio yield. In addition, the sale of these securities with the greatest levels of prepayment risk coupled with the pay down of short-term borrowings improves our asset sensitivity, allowing us to be better positioned to benefit when interest rates rise while at the same time managing the near term volatility created by the current sustained low interest rate environment.

Comparison to Prior Quarter
Our third quarter 2012 GAAP results, including our earnings per diluted share, as compared to our second quarter 2012 GAAP results were most significantly impacted by:

•	The full quarter impact of the HSBC Branch Acquisition.

•
A 22% annualized decrease in average earning assets for the third quarter of 2012 primarily attributable to our sale of $3.1 billion of investment securities near the end of the second quarter of 2012. This sale resulted in lower interest income during the third quarter on the sold securities. We recognized a $16 million gain in the second quarter of 2012, and an additional $5 million gain in the third quarter.

•	A 19 basis point increase in yields on our total average interest earning assets due to lower premium amortization on mortgage-backed securities.

•	The benefits of our eleventh consecutive quarter of double digit average commercial loan growth across our footprint partially offset by a 26 basis point decline in commercial loan yields.

•	$247 million of indirect auto originations in the third quarter of 2012 with an average net yield of approximately 3.5%.

•	Strong mortgage banking revenues driven by higher gain on sale margins and sustained origination volumes.

•	A $102 million decrease in merger and acquisition integration expenses related to the HSBC Branch Acquisition.

Comparison to Prior Year Quarter
Our third quarter 2012 GAAP results as compared to our third quarter 2011 GAAP results, including our diluted earnings per share, were primarily impacted by:

•	The HSBC Branch Acquisition reflected in the merger and acquisition integration expenses and higher average net interest earning assets and interest bearing liabilities.

•	Loss of interest income from investment securities resulting from the sale of $3.1 billion in mortgage-backed securities at the second quarter of 2012.

•	Lower yields on loans and securities due to the current interest rate environment resulting from the actions taken by the FOMC.

•	The $5 million gain resulting from the second quarter sale of investment securities.

•	A 36% increase in the number of new checking accounts.

•	Our December 2011 issuance of 57 million common shares.

•	$8 million in dividends on the 14 million shares of preferred stock we issued in December 2011.
Comparison to Prior Year to Date
Our GAAP results, including earnings per share, for the nine months ended September 30, 2012 as compared to our GAAP results for the same period in 2011, were primarily impacted by:

•	The HSBC Branch Acquisition as reflected in the merger and acquisition integration expenses and higher average net interest earning assets and interest bearing liabilities.

•	Our April 2011 merger with NewAlliance.

•	The $21 million gain resulting from the sale of investment securities and gain on derivative resulting from the sale.

•	Double digit commercial loan growth that was realized across our entire footprint.

•	Lower yields on loans and securities due to the current interest rate environment resulting from the actions taken by the FOMC.

•	Our December 2011 issuance of 57 million common shares.

•	$20 million in dividends on the 14 million shares of preferred stock we issued in December 2011.

Net Interest Income
Net interest income of $270 million increased 4% from the prior quarter, as the favorable impacts of debt repayments using low cost deposits acquired through the HSBC Branch Acquisition as well as lower premium amortization expense on mortgage backed securities were partially offset by lower net interest income resulting from our mortgage-backed securities sale at the end of the second quarter of 2012. Tax equivalent net interest margin in the third quarter of 2012 was 3.54%, an increase of 28 basis points due to our securities portfolio repositioning discussed below and the benefit of using low cost deposits from the HSBC Branch Acquisition to pay down higher cost borrowings.
Average earning assets decreased 22% annualized compared to the prior quarter, reflecting the sale of $3.1 billion of mortgage- backed securities at the end of the second quarter of 2012 and the full quarter impact of $1.6 billion in loans acquired from HSBC. Investment securities averaged $11.2 billion, a $2.8 billion decrease from the prior quarter.

Comparison to Prior Quarter
The following table presents our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances (amounts in thousands):

	Three months ended September 30, 2012		Three months ended June 30, 2012		Increase (decrease)
	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)	Average outstanding balance	Taxable equivalent yield/rate (1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$6,783,060	4.60%	$6,500,678	4.88%	$282,382	(0.28)%
Business	4,608,739	3.81	4,293,186	4.03	315,553	(0.22)
Total commercial lending	11,391,799	4.28	10,793,864	4.54	597,935	(0.26)
Residential real estate	3,962,365	4.03	3,964,214	4.07	(1,849)	(0.04)
Home equity	2,672,367	4.42	2,411,901	4.42	260,466	—
Other consumer	937,263	7.97	526,981	8.54	410,282	(0.57)
Total loans	18,963,794	4.47	17,696,960	4.59	1,266,834	(0.12)
Residential mortgage-backed securities(3)	5,677,131	2.81	8,981,663	2.35	(3,304,532)	0.46
Commercial mortgage-backed securities(3)	1,895,237	3.93	1,866,691	3.94	28,546	(0.01)
Other investment securities(3)	3,644,638	3.21	3,184,359	3.43	460,279	(0.22)
Money market and other investments	558,057	3.56	817,696	2.20	(259,639)	1.36
Total interest-earning assets	30,738,857	3.96%	32,547,369	3.77%	(1,808,512)	0.19%
Noninterest-earning assets(4)(5)	4,565,022		3,952,377		612,645
Total assets	$35,303,879		$36,499,746		$(1,195,867)
Interest-bearing liabilities:
Deposits
Savings deposits	$4,025,786	0.20%	$3,302,080	0.14%	$723,706	0.06%
Checking accounts	3,870,906	0.06	3,095,152	0.08	775,754	(0.02)
Money market deposits	10,898,931	0.29	9,124,749	0.28	1,774,182	0.01
Certificates of deposit	4,082,987	0.75	4,018,527	0.83	64,460	(0.08)
Total interest-bearing deposits	22,878,610	0.32	19,540,508	0.34	3,338,102	(0.02)
Borrowings
Short-term borrowings	1,666,484	0.36	5,045,973	0.55	(3,379,489)	(0.19)
Long-term borrowings	732,224	6.74	2,432,985	2.91	(1,700,761)	3.83
Total borrowings	2,398,708	2.31	7,478,958	1.31	(5,080,250)	1.00
Total interest-bearing liabilities	25,277,318	0.51%	27,019,466	0.61%	(1,742,148)	(0.10)%
Noninterest-bearing deposits	4,618,284		3,835,130		783,154
Other noninterest-bearing liabilities	535,672		765,359		(229,687)
Total liabilities	30,431,274		31,619,955		(1,188,681)
Stockholders’ equity(4)	4,872,605		4,879,791		(7,186)
Total liabilities and stockholders’ equity	$35,303,879		$36,499,746		$(1,195,867)
Net interest rate spread		3.45%		3.16%		0.29%
Net interest rate margin		3.54%		3.26%		0.28%

(1)	We use a taxable equivalent basis based upon a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income of $274 million for the quarter ended September 30, 2012 increased by $10 million from the quarter ended June 30, 2012. Overall, the yield on earning assets increased 19 basis points quarter over quarter. The combined effects of a full quarter's impact of the loans acquired in the HSBC Branch Acquisition, lower interest expense from replacing higher cost borrowings with deposits acquired from HSBC, and lower premium amortization on our residential mortgage-backed securities were negated by the loss of interest income from the securities portfolio repositioning transaction. Specifically:

•
Our average balance of investment securities decreased quarter over quarter by approximately $2.8 billion due to the securities portfolio repositioning that was executed at the end of the second quarter of 2012. The decrease in average balance was offset by an increase in yield of 32 basis points during the third quarter of 2012. The increase in yield was primarily due to a $20 million decrease in premium amortization on residential mortgage-backed securities as a result of the securities portfolio repositioning.

•
Our average balance of loans increased by $1.3 billion, of which $727 million was attributable to the full quarter impact of loans acquired from HSBC. The remaining increase was attributable to growth of $463 million in our commercial loans and $218 million in our indirect auto portfolio, offset by a decrease in our residential loan category. Loan yields declined 12 basis points as commercial loan yields decreased by 26 basis points, offset by a higher yield on our total consumer loan portfolio.

•
The spread between our commercial loan yields and the cost of funds (which is a function of the loan's duration) remained in line with our expectations.  Overall, the gross commercial loan yields declined as a result of (i) new loan production being booked in a lower interest rate environment, and (ii) a shorter duration of our commercial loan portfolio.  The shorter duration resulted as a higher percentage of our new originations were variable rate, which was partially attributable to our customer derivatives capacity, which permits us to offer our customers seeking a longer term rate the flexibility to swap a portion of their variable loan to a fixed rate.

•
Excluding the HSBC Branch Acquisition impact, our average balances of interest bearing deposits declined by $838 million and our average rate paid declined by two basis points due to our deposit pricing actions. The decline in our average balances was driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce wholesale funding.

•
Our average borrowings decreased quarter over quarter by approximately $5.1 billion as a result of the full quarter impact of paying down borrowings upon closing of the HSBC Branch Acquisition. This also increased the rate paid on borrowings by 100 basis points as the pay down of shorter-term borrowings resulted in a higher concentration of our borrowings in longer term corporate debt.

Comparison to Prior Year to Date
The following tables present our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Nine months ended September 30,				Increase (decrease)
	2012		2011
	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$6,528,844	4.81%	$5,466,402	5.39%	$1,062,442	(0.58)%
Business	4,273,696	3.96	3,056,378	4.23	1,217,318	(0.27)
Total commercial lending	10,802,540	4.48	8,522,780	4.97	2,279,760	(0.49)
Residential real estate	3,957,293	4.13	3,268,541	4.60	688,752	(0.47)
Home equity	2,414,590	4.42	1,908,365	4.56	506,225	(0.14)
Other consumer	582,017	8.04	272,031	6.93	309,986	1.11
Total loans	17,756,440	4.56	13,971,717	4.91	3,784,723	(0.35)
Residential mortgage-backed securities(3)	7,728,656	2.72	8,111,062	3.57	(382,406)	(0.85)
Commercial mortgage-backed securities(3)	1,822,262	3.95	411,151	3.90	1,411,111	0.05
Other investment securities(3)	3,037,555	3.35	1,340,957	4.11	1,696,598	(0.76)
Money market and other investments	682,343	2.60	332,652	2.81	349,691	(0.21)
Total interest-earning assets	31,027,256	3.90%	24,167,539	4.37%	6,859,717	(0.47)%
Noninterest-earning assets(4)(5)	3,949,845		2,935,004		1,014,841
Total assets	$34,977,101		$27,102,543		$7,874,558
Interest-bearing liabilities:
Deposits
Savings deposits	$3,300,492	0.14%	$2,174,237	0.24%	$1,126,255	(0.10)%
Checking accounts	3,066,257	0.08	1,909,551	0.12	1,156,706	(0.04)
Money market deposits	9,070,317	0.28	6,197,198	0.58	2,873,119	(0.30)
Certificates of deposit	3,976,683	0.85	4,021,840	0.97	(45,157)	(0.12)
Total interest-bearing deposits	19,413,749	0.34	14,302,826	0.58	5,110,923	(0.24)
Borrowings
Short-term borrowings	3,441,691	0.56	1,549,841	0.38	1,891,850	0.18
Long-term borrowings	2,825,468	2.70	4,897,191	1.87	(2,071,723)	0.83
Total borrowings	6,267,159	1.53	6,447,032	1.51	(179,873)	0.02
Total interest-bearing liabilities	25,680,908	0.63%	20,749,858	0.87%	4,931,050	(0.24)%
Noninterest-bearing deposits	3,838,217		2,432,602		1,405,615
Other noninterest-bearing liabilities	590,400		367,524		222,876
Total liabilities	30,109,525		23,549,984		6,559,541
Stockholders’ equity(4)	4,867,576		3,552,559		1,315,017
Total liabilities and stockholders’ equity	$34,977,101		$27,102,543		$7,874,558
Net interest rate spread		3.27%		3.50%		(0.23)%
Net interest rate margin		3.38%		3.63%		(0.25)%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income for the nine months ended September 30, 2012 increased $129 million, or 20%, compared to the same period in 2011, reflecting an increase in net interest earning assets of $1.9 billion offset by a decrease in our net interest margin of 25 basis points. The increase in net interest earning assets reflects the $6.9 billion increase in interest earning assets primarily due to our HSBC Branch Acquisition, securities that were purchased in anticipation of the HSBC Branch Acquisition, the full year impact of the NewAlliance Acquisition completed in the second quarter of 2011, and continued organic loan growth in our Upstate New York and Pennsylvania markets. Over the same period our interest bearing liabilities increased by $4.9 billion. Offsetting the growth in the average interest earning assets were lower yields on our loans and securities in the first nine months of 2012 compared to the first nine months of 2011 brought on by the market pressures on interest rates. Our yields on interest earning assets in the first nine months of 2012 decreased 47 basis points compared to the first nine months of 2011 while costs on interest bearing liabilities decreased only 24 basis points, for a net compression in the interest rate spread of 23 basis points.

Comparison to Prior Year Quarter
The following tables present our condensed average balance sheet and taxable equivalent yields for the periods indicated. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances (amounts in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011		Increase (decrease)
	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)	Average outstanding balance	Taxable equivalent yield/rate(1)
Interest-earning assets:
Loans and leases(2)
Commercial:
Real estate	$6,783,060	4.60%	$6,143,211	5.23%	$639,849	(0.63)%
Business	4,608,739	3.81	3,424,191	3.95	1,184,548	(0.14)
Total commercial lending	11,391,799	4.28	9,567,402	4.78	1,824,397	(0.50)
Residential real estate	3,962,365	4.03	4,226,732	4.49	(264,367)	(0.46)
Home equity	2,672,367	4.42	2,166,657	4.55	505,710	(0.13)
Other consumer	937,263	7.97	276,939	6.81	660,324	1.16
Total loans	18,963,794	4.47	16,237,730	4.73	2,726,064	(0.26)
Residential mortgage-backed securities(3)	5,677,131	2.81	8,748,334	3.40	(3,071,203)	(0.59)
Commercial mortgage-backed securities(3)	1,895,237	3.93	597,640	3.60	1,297,597	0.33
Other investment securities(3)	3,644,638	3.21	1,594,238	4.44	2,050,400	(1.23)
Money market and other investments	558,057	3.56	411,461	2.34	146,596	1.22
Total interest-earning assets	30,738,857	3.96%	27,589,403	4.22%	3,149,454	(0.26)%
Noninterest-earning assets(4)(5)	4,565,022		3,393,307		1,171,715
Total assets	$35,303,879		$30,982,710		$4,321,169
Interest-bearing liabilities:
Deposits
Savings deposits	$4,025,786	0.20%	$2,699,164	0.25%	$1,326,622	(0.05)%
Checking accounts	3,870,906	0.06	2,024,752	0.13	1,846,154	(0.07)
Money market deposits	10,898,931	0.29	7,148,913	0.65	3,750,018	(0.36)
Certificates of deposit	4,082,987	0.75	4,443,668	0.96	(360,681)	(0.21)
Total interest-bearing deposits	22,878,610	0.32	16,316,497	0.60	6,562,113	(0.28)
Borrowings
Short-term borrowings	1,666,484	0.36	1,302,726	0.46	363,758	(0.10)
Long-term borrowings	732,224	6.74	6,048,272	1.67	(5,316,048)	5.07
Total borrowings	2,398,708	2.31	7,350,998	1.45	(4,952,290)	0.86
Total interest-bearing liabilities	25,277,318	0.51%	23,667,495	0.87%	1,609,823	(0.36)%
Noninterest-bearing deposits	4,618,284		2,856,425		1,761,859
Other noninterest-bearing liabilities	535,672		431,218		104,454
Total liabilities	30,431,274		26,955,138		3,476,136
Stockholders’ equity(4)	4,872,605		4,027,572		845,033
Total liabilities and stockholders’ equity	$35,303,879		$30,982,710		$4,321,169
Net interest rate spread		3.45%		3.35%		0.10%
Net interest rate margin		3.54%		3.48%		0.06%

(1)	We use a taxable equivalent basis based on a 35% tax rate in order to provide the most comparative yields among all types of interest-earning assets.

(2)	Average outstanding balances are net of deferred costs and net premiums and include nonperforming loans.

(3)	Average outstanding balances are at amortized cost.

(4)	Average outstanding balances include unrealized gains/losses on securities available for sale.

(5)	Average outstanding balances include allowances for loan losses and bank owned life insurance, earnings from which are reflected in noninterest income.

Our taxable equivalent net interest income increased $36 million, or 15%, for the third quarter of 2012 compared to the third quarter of 2011 reflecting an increase in net-interest earning assets of $1.5 billion and an increase in our net interest margin of six basis points. The increase in net interest-earning assets reflects the $3.1 billion increase in interest earning assets due to our HSBC Branch Acquisition and continued organic loan growth in our Upstate New York and Pennsylvania markets. Over the same period our interest bearing liabilities increased by $1.6 billion, with the full quarter impact of deposits acquired in the HSBC Branch Acquisition offset by pay downs in borrowings. The six basis point increase in our net interest margin resulted from the favorable impact of replacing the majority of our borrowings with lower costing deposits, offset by lower yields on our loans and securities in the third quarter of 2012 compared to the third quarter of 2011 brought on by the market pressures on interest rates. Our yields on interest-earning assets in the third quarter of 2012 decreased 25 basis points compared to the third quarter of 2011 while costs on interest-bearing liabilities decreased 36 basis points, resulting in a 10 basis point increase in our interest rate spread.
Provision for Credit Losses
Our provision for credit losses is comprised of three components: consideration of the adequacy of our allowance for originated loan losses; needs for allowance for acquired loan losses due to deterioration in credit quality subsequent to acquisition; and probable losses associated with our unfunded loan commitments. Our provision for credit losses related to our originated loans is based upon the inherent risk of our loans and considers such interrelated factors as the composition and other credit risk factors of our loan portfolio, growth in our loan portfolio, trends in asset quality including loan concentrations, and the level of our delinquent loans. Consideration is also given to collateral value, government guarantees, and regional and global economic considerations. Our provision for credit losses related to our acquired loans is based upon a deterioration in expected cash flows subsequent to the acquisition of the loans. These acquired loans were originally recorded at fair value on the date of acquisition. As the fair value at time of acquisition incorporated lifetime expected credit losses, there was no carryover of the related allowance for loan losses.

The following table details the composition of our provision for credit losses for the periods indicated (in thousands):

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Provision for originated loans	$21,393	$25,375	$13,846	$62,295	$40,303
Provision for acquired loans	407	2,428	—	7,208	882
Provision for unfunded commitments	400	297	654	797	3,522
Total	$22,200	$28,100	$14,500	$70,300	$44,707
The provision for loan losses was $22.2 million in the third quarter of 2012, reflecting continued growth in our commercial lending portfolios, offset by credit quality improvements in our commercial real estate portfolio and, to a lesser extent, in our home equity portfolio. We also recorded a $0.4 million provision for unfunded loan commitments in the third quarter of 2012 as a result of the organic growth in our unfunded commitments and the associated reserve. Our total unfunded commitments at September 30, 2012 were $8.9 billion, which included $3.0 billion of unfunded commitments acquired in the HSBC Branch Acquisition. The liability for unfunded commitments is included in Other Liabilities in our Consolidated Statements of Condition and amounted to $11 million and $7 million at September 30, 2012 and December 31, 2011, respectively. The remaining increase of $4 million was established to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition.

Noninterest Income
The following table presents our noninterest income for the periods indicated (amounts in thousands).

	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Deposit service charges	$26,422	$21,433	$18,413
Insurance commissions	18,764	17,072	16,886
Merchant and card fees	12,014	9,271	8,933
Wealth management services	11,069	9,207	7,933
Mortgage banking	10,974	7,174	5,254
Capital markets income	6,381	6,831	2,687
Lending and leasing	3,730	4,245	3,399
Bank owned life insurance	3,449	3,848	2,742
Gain on securities portfolio repositioning	5,337	15,895	—
Other	4,063	622	2,408
Total noninterest income	$102,203	$95,598	$68,655
Noninterest income as a percentage of net revenue	27.5%	27.0%	22.6%
Comparison to Prior Quarter
Noninterest income increased $7 million, for the quarter ended September 30, 2012, compared to the second quarter of 2012, reflecting the full quarter benefit from the HSBC Branch Acquisition in the third quarter of 2012 partially offset by the gain on securities portfolio repositioning in the second quarter of 2012. We have leveraged the scale that the HSBC Branch Acquisition provided in our financial services businesses, including wealth management and insurance, to increase assets under management and fee generation, and provide cross-solutions to deepen our customer relationships. Changes in certain components of noninterest income are described below:

•	Revenues from deposit service charges increased $5 million, reflecting fees related to deposit balances acquired from HSBC.

•	The $3 million increase in merchant and card fees resulted from the credit card accounts acquired from HSBC.

•	Mortgage banking revenues benefited from higher margins on sold loans and sustained strength in volumes.

•
During the quarter ended September 30, 2012, we recorded a $5 million gain on the second quarter sale of $3.1 billion in mortgage-backed securities. The gain represents the increase in our share of the expected sale proceeds in excess of the floor price set on the date of original sale to a third party purchaser.

•	Other noninterest income for the second quarter of 2012 reflects a write down on an equity investment.
Excluding the gains on securities portfolio repositioning, noninterest income increased to 26.4% of net revenue for the third quarter of 2012 from 23.5% for the second quarter of 2012.
Comparison to Prior Year Quarter
Noninterest income increased $34 million, for the quarter ended September 30, 2012, compared to the third quarter of 2011 and was primarily attributable to the HSBC Branch Acquisition completed in May 2012. However, other factors contributing to changes in noninterest income are described below:

•	The increase in deposit service charges reflects an increase due to the HSBC Branch Acquisition, new checking account openings, and ongoing fee income initiatives.

•	The increase in merchant card fees is reflective of the credit card business we acquired from HSBC.

•
The increase in wealth management services revenues resulted from both the assets under management acquired in the HSBC Branch Acquisition and the expansion of our licensed banker program whereby certain branch employees are licensed to sell securities and insurance products and work closely with our financial consultants in selling such products to our customers, and the growth strategy of our Private Client Services group as we opened offices in Buffalo,

Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia and Connecticut.

•	Mortgage banking revenues benefited from higher purchase and refinance volumes as well as higher margins on sold loans.

•	The increase in capital markets revenue reflects growth in derivatives sales to commercial loan customers.

•	During the quarter ended September 30, 2012, we recorded a $5 million gain on the second quarter sale of $3.1 billion in mortgage-backed securities.

Comparison to Prior Year to Date
The following table presents our noninterest income for the periods indicated (amounts in thousands):

	Nine months ended September 30,
	2012	2011
Deposit service charges	$64,892	$48,095
Insurance commissions	52,669	49,685
Merchant and card fees	26,813	24,209
Wealth management services	29,315	22,550
Mortgage banking	23,797	9,903
Capital markets income	19,751	5,603
Lending and leasing	11,098	8,322
Bank owned life insurance	10,684	7,827
Gain on securities portfolio repositioning	21,232	—
Other	7,458	5,430
Total noninterest income	$267,709	$181,624
Noninterest income as a percentage of net revenue	25.8%	22.1%
Noninterest income increased $86 million, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase is primarily attributable to the HSBC Branch Acquisition, gain on securities portfolio repositioning, and the full period impact of our April 2011 merger with NewAlliance. However, other factors contributing to changes in noninterest income are described below:

•	Revenues from deposit service charges benefited not only from the HSBC Branch Acquisition but also from an increase in checking account openings and our ongoing fee income initiatives.

•	Insurance commissions increased as a result of our insurance agency acquisition in Connecticut in the second quarter of 2011.

•
Wealth management services revenues increased reflecting greater cross-selling of securities and insurance products through our branch network and the growth strategy of our Private Client Services group as we opened offices in Buffalo, Rochester and Pittsburgh in 2011 to add to offices we acquired in Philadelphia and Connecticut. The increase also reflects the impact of acquiring wealth management relationships from HSBC. In addition, alternative investment products have become more marketable in the current low rate environment.

•	Mortgage banking revenues reflect higher purchase and refinance volumes as well as higher margins on sold loans.

•	The increase in capital markets revenue reflects growth in derivatives sales to commercial customers.

Excluding the gains on the investment securities portfolio sale, noninterest income as a percentage of net revenue increased from 22.1% for the nine months ended September 30, 2011 to 24.2% for the nine months ended September 30, 2012 reflecting the benefits of our acquisitions, low mortgage rates, and our capital markets business.

Noninterest Expense
The following table presents our operating noninterest expense for the periods indicated (amounts in thousands):

	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Salaries and benefits	$115,484	$104,507	$89,131
Occupancy and equipment	25,694	24,089	20,434
Technology and communications	28,110	24,434	16,634
Marketing and advertising	8,954	6,676	7,554
Professional services	11,193	9,263	9,171
Amortization of intangibles	14,506	9,839	6,896
FDIC premiums	8,850	10,552	10,301
Merger and acquisition integration expenses	29,404	131,460	9,008
Restructuring charges	—	3,750	16,326
Other	24,347	21,069	18,416
Total noninterest expenses	266,542	345,639	203,871
Less nonoperating expenses:
Merger and acquisition integration expenses	(29,404)	(131,460)	(9,008)
Restructuring charges	—	(3,750)	(16,326)
Total operating noninterest expenses(1)	$237,138	$210,429	$178,537
Efficiency ratio(2)	71.7%	97.5%	67.0%
Operating efficiency ratio(1)	64.7%	62.1%	58.7%

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
Comparison to Prior Quarter
Noninterest expenses decreased $79 million, during the quarter ended September 30, 2012 from the quarter ended June 30, 2012 primarily due to lower merger and acquisition integration expenses offset by the full quarter cost of operating the acquired HSBC branches. Changes in certain other components of noninterest expense are described below:

•
Salaries and benefits increased $11 million as a result of a full quarter impact of the HSBC Branch Acquisition and included a $2.5 million increase in incentive compensation due to higher production volumes.

•
Amortization of intangibles increased $5 million as a result of the full quarter of amortization of core deposit, purchased credit card relationship, and wealth management intangibles acquired in the HSBC Branch Acquisition.

Comparison to Prior Year Quarter
Noninterest expenses increased $63 million, for the quarter ended September 30, 2012 from the quarter ended September 30, 2011 primarily due to costs incurred as a result of the HSBC Branch Acquisition as well as additional expense resulting from operating these branches. However, other factors contributing to changes in certain components of noninterest expense are described below:

•	Salaries and benefits increased $26 million, reflective of the increase in our full time equivalent employees, resulting from the HSBC Branch Acquisition and the growth of our infrastructure.

•
The increases in occupancy and equipment and technology and communications reflect targeted investments in an effort to enhance the sophistication and efficiency of our back office processes to support the NewAlliance merger, HSBC Branch Acquisition, and future growth opportunities. Additionally, we outsourced our data center late in 2011 which also contributed to higher technology and communications expenses in the third quarter of 2012 as compared to the third quarter of 2011.

•
FDIC expense decreased as we were able to mitigate the impact of the NewAlliance and HSBC acquired assets with our capital management strategies. The Company made capital contributions to the Bank of $150 million and $65 million in the first and third quarters of 2012, respectively, and $645 million in the fourth quarter of 2011.

•	Restructuring charges decreased $16 million.

Merger and acquisition integration expenses of $29 million and $131 million for the three months ended September 30, 2012 and June 30, 2012, respectively, were attributable to the HSBC Branch Acquisition. Of the $9 million of merger and acquisition integration expenses for the three months ended September 30, 2011, $7 million was attributable to our merger with NewAlliance and $2 million was attributable to the HSBC Branch Acquisition.
Comparison to Prior Year to Date
The following table presents our operating noninterest expense for the periods indicated (amounts in thousands):

	Nine months ended September 30,
	2012	2011
Salaries and benefits	$316,468	$253,099
Occupancy and equipment	71,800	55,583
Technology and communications	72,257	43,434
Marketing and advertising	22,393	14,126
Professional services	29,351	24,348
Amortization of intangibles	30,811	18,958
FDIC premiums	25,535	22,763
Merger and acquisition integration expenses	173,834	92,012
Restructuring charges	6,453	29,038
Other	63,457	50,801
Total noninterest expense	812,359	604,162
Less nonoperating expenses:
Merger and acquisition integration expenses	(173,834)	(92,012)
Restructuring charges	(6,453)	(29,038)
Total operating noninterest expense(1)	$632,072	$483,112
Efficiency ratio(2)	78.2%	73.6%
Operating efficiency ratio(1)	62.1%	58.9%

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
Noninterest expense increased $208 million, for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the merger and acquisition integration expenses incurred as a result of the HSBC Branch Acquisition, the additional expenses resulting from operating the HSBC branches, and the growth of our infrastructure. FDIC premiums increased not only due to the growth of our balance sheet but also due to growth in certain components of our assessment rate. However, we were able to partially mitigate the impact of these factors through our capital management strategies. The Company made capital contributions to the Bank of $150 million and $65 million in the first and third quarters of 2012, respectively, and $645 million in the fourth quarter of 2011.

Income Taxes
Our effective tax rate of 29.7% for the three months ended September 30, 2012 decreased from 42.9% for the three months ended June 30, 2012 and decreased from 33.5% for the three months ended September 30, 2011. The decrease from the three months ended June 30, 2012 is primarily due to a pre-tax loss for the second quarter of 2012 resulting from higher expense levels attributable to the HSBC Branch Acquisition coupled with the reversal of tax reserves in the third quarter of 2012.  The decrease from the three months ended September 30, 2011 is primarily due to the reversal of tax reserves in the third quarter of 2012. We expect our effective tax rate for the quarter ended December 31, 2012 to be 32%.

Our effective tax rate was 31.2% for the nine months ended September 30, 2012 and 32.7% for the nine months ended September 30, 2011. The decrease in the effective tax rate is primarily due to the reversal of uncertain tax positions in the third quarter of 2012 in addition to lower pre-tax income in 2012 as compared to the same period in 2013.

ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012

Overview
On May 18, 2012, we completed the HSBC Branch Acquisition and the results are included in our consolidated statement of financial condition at September 30, 2012. The acquisition significantly impacted our balance sheet as can be seen through our comparison of September 30, 2012 balances to December 31, 2011 presented below. The table below details the balances at September 30, 2012, as well as the December 31, 2011 balances adjusted to include HSBC balances acquired on May 18, 2012 (in thousands):

		December 31, 2011
	September 30, 2012 consolidated	Consolidated	Balances acquired from HSBC (1)	Proforma HSBC	Comparison to proforma HSBC
Investment securities	$12,341,044	$12,376,085	$—	$12,376,085	$(35,041)
Loans and leases:
Commercial:
Real estate	6,835,971	6,244,381	146,796	6,391,177	444,794
Business	4,682,154	3,771,649	180,873	3,952,522	729,632
Total commercial loans	11,518,125	10,016,030	327,669	10,343,699	1,174,426
Residential real estate	3,870,756	4,012,267	324,253	4,336,520	(465,764)
Home equity	2,661,429	2,165,988	563,599	2,729,587	(68,158)
Other consumer	1,056,216	278,298	389,030	667,328	388,888
Total loans and leases	19,106,526	16,472,583	1,604,551	18,077,134	1,029,392
Deposits:					—
Savings accounts	$3,941,528	$2,621,016	$1,644,020	$4,265,036	$(323,508)
Interest-bearing checking	4,090,322	2,259,576	1,449,352	3,708,928	381,394
Money market deposits	10,801,280	7,220,902	4,478,240	11,699,142	(897,862)
Noninterest-bearing deposits	4,658,374	3,335,356	1,469,309	4,804,665	(146,291)
Certificates of deposit	4,206,192	3,968,265	813,668	4,781,933	(575,741)
Total deposits	27,697,696	19,405,115	9,854,589	29,259,704	(1,562,008)
Total borrowings	2,727,949	8,127,121	—	8,127,121	(5,399,172)
(1) Represents opening balance sheet balances at May 18, 2012 closing.
We noted the following balance trends during 2012, exclusive of the impact of the HSBC Branch Acquisition:

•
Our available for sale investment securities portfolio decreased $35 million over the balance at December 31, 2011 due to the securities portfolio repositioning in the second quarter of 2012, the proceeds of which were used to pay down short-term borrowings. This was partially offset by our strategy to purchase securities in anticipation of receiving cash proceeds from the pending HSBC Branch Acquisition.

•
Our ending loan balances increased to $19.1 billion at September 30, 2012 from $18.1 billion on a proforma basis . The increase was driven by continued organic growth in our commercial loan portfolio of $1.2 billion, or 15% annualized.

•
Core deposits decreased by $986 million, primarily in money market deposit accounts, or 5% on an annualized basis, due to our interest rate and treasury management strategies as we continue to move down deposit pricing. We continue to focus on core customer acquisition reflected in the 33% increase in the number of new personal checking account openings from December 31, 2011.

•	Total borrowings decreased by $5.4 billion, as cash proceeds received from the HSBC Branch Acquisition and securities portfolio repositioning were used to pay down borrowings.

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
Our total loans and leases outstanding increased $2.6 billion from December 31, 2011 to September 30, 2012, which included $1.6 billion in loans from the HSBC Branch Acquisition. Our commercial loan portfolio increased $1.5 billion, or 20% annualized, resulting from our continued strategic focus on the portfolio. Our period over period results display the strong organic growth across our footprint in our commercial lending activities. Our Upstate New York market continues to perform well as the commercial loan portfolio increased $734 million, or 19% annualized. Excluding the HSBC Branch Acquisition, the commercial loan portfolio increased $406 million, or 11% annualized over the fourth quarter of 2011. In addition to the continued growth trends in Upstate New York, our Eastern and Western Pennsylvania markets have exhibited strong growth with an increase in their commercial loan portfolios of $314 million, or 28% annualized and $116 million, or 13% annualized, respectively, from the end of fourth quarter of 2011. Commercial loans as a percentage of our total loans of approximately 60% remained in line with the loan type composition at December 31, 2011.

We experienced a net decrease of $142 million in our residential real estate portfolio. The net decrease reflects the addition of $324 million of loans acquired from HSBC, offset by net run-off in the portfolio as ongoing consumer preference is for long-term fixed rate products, which we generally sell and do not hold in our portfolio. Our home equity and other consumer loan portfolios increased as a result of the HSBC Branch Acquisition. Other consumer loans also increased due to significant growth in our indirect auto portfolio, including $247 million of loan originations in the quarter ended September 30, 2012.
The following table presents the composition of our loan and lease portfolios at the dates indicated (amounts in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial:
Real estate	$6,233,765	32.6%	$5,878,618	35.7%
Construction	602,206	3.2	365,763	2.2
Business	4,682,154	24.5	3,771,649	22.9
Total commercial	11,518,125	60.3	10,016,030	60.8
Consumer:
Residential real estate	3,870,756	20.3	4,012,267	24.4
Home equity	2,661,429	13.9	2,165,988	13.1
Other consumer	1,056,216	5.5	278,298	1.7
Total loans and leases	19,106,526	100.0%	16,472,583	100.0%
Allowance for loan losses	(149,933)		(120,100)
Total loans and leases, net	$18,956,593		$16,352,483
Included in the table above are acquired loans with a carrying value of $6.9 billion and $6.6 billion at September 30, 2012 and December 31, 2011, respectively. Such loans were acquired through our mergers and acquisitions and were initially recorded at fair value with no carryover of any related allowance for loan losses. To the extent that the credit quality of loans deteriorates subsequent to acquisition, an allowance for loan loss is established through a charge to the provision for credit losses. Our allowance for loan loss on our acquired loans recognized subsequent to acquisition was $2.7 million and $1.9 million at September 30, 2012 and December 31, 2011, respectively.

The table below presents the composition of our loan and lease portfolios, including net deferred costs and unearned discounts, based on the region in which the loan was originated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Capital markets(1)	Total loans and leases
September 30, 2012
Commercial:
Real estate	$3,491,605	$635,347	$1,253,092	$1,455,927	$—	$6,835,971
Business	2,272,732	708,910	542,588	636,484	521,440	4,682,154
Total commercial	5,764,337	1,344,257	1,795,680	2,092,411	521,440	11,518,125
Consumer:
Residential real estate	1,346,549	69,856	275,504	2,178,847	—	3,870,756
Home equity	1,319,205	193,999	587,334	560,891	—	2,661,429
Other consumer	862,256	56,731	43,505	93,724	—	1,056,216
Total loans and leases	$9,292,347	$1,664,843	$2,702,023	$4,925,873	$521,440	$19,106,526
December 31, 2011
Commercial:
Real estate	$3,204,416	$544,326	$1,066,456	$1,429,183	$—	$6,244,381
Business	1,826,347	684,291	414,829	464,607	381,575	3,771,649
Total commercial	5,030,763	1,228,617	1,481,285	1,893,790	381,575	10,016,030
Consumer:
Residential real estate	1,225,529	55,410	292,573	2,438,755	—	4,012,267
Home equity	807,898	162,925	608,670	586,495	—	2,165,988
Other consumer	164,602	56,015	45,627	12,054	—	278,298
Total loans and leases	$7,228,792	$1,502,967	$2,428,155	$4,931,094	$381,575	$16,472,583

(1)
Our capital markets portfolio includes participations in syndicated loans that have been underwritten and purchased by us where we are not the lead bank. Nearly all of these loans are to companies in our footprint states or in states that border our footprint states.

We continue to expand our commercial lending activities by taking advantage of opportunities to move up market while remaining focused on our sound credit fundamentals. Our enhanced specialty offerings in equipment financing, healthcare, and syndications continue to provide additional opportunities to enhance our relationships with our commercial customer base. Overall, our commercial pipelines at the end of the third quarter of 2012 continue to be robust, particularly in our newer markets.

The table below presents a breakout of the unpaid principal balance of our commercial real estate and commercial business loan portfolios by loan size as of the periods indicated (amounts in millions):

	September 30, 2012		December 31, 2011
	Amount	Count	Amount	Count
Commercial real estate loans by balance size(1)
Greater than or equal to $20 million	$385	15	$248	9
$10 million to $20 million	1,088	79	933	67
$5 million to $10 million	1,131	161	1,025	147
$1 million to $5 million	2,477	1,157	2,364	1,105
Less than $1 million(2)	1,755	7,567	1,674	7,137
Total commercial real estate loans	$6,836	8,979	$6,244	8,465
Commercial business loans by size(1)
Greater than or equal to $20 million	$273	10	$224	8
$10 million to $20 million	771	61	462	34
$5 million to $10 million	861	123	743	105
$1 million to $5 million	1,379	615	1,151	518
Less than $1 million(2)	1,398	23,566	1,192	19,969
Total commercial business loans	$4,682	24,375	$3,772	20,634

(1)	Multiple loans to one borrower have not been aggregated for purposes of this table

(2)	Caption includes net deferred fees and costs and other adjustments

In line with our commercial real estate portfolio composition at December 31, 2011, 70% of our commercial real estate loans are non owner occupied at September 30, 2012. The table below provides the principal balance of our non-owner occupied commercial real estate loans by location and property type at the date indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Other(1)	Total
September 30, 2012
Non owner occupied commercial real estate loans:
Construction, acquisition and development	$367,664	$38,211	$99,348	$92,072	$92,890	$690,185
Multifamily and apartments	944,021	58,169	140,378	215,469	72,731	1,430,768
Office and professional space	496,589	63,528	83,321	291,388	76,000	1,010,826
Retail	331,134	35,396	123,347	222,496	95,460	807,833
Warehouse and industrial	130,942	25,246	47,575	90,680	18,138	312,581
Other	265,351	21,205	133,624	74,738	24,430	519,348
Total non owner occupied commercial real estate loans	$2,535,701	$241,755	$627,593	$986,843	$379,649	$4,771,541
December 31, 2011
Non owner occupied commercial real estate loans:
Construction, acquisition and development	$341,176	$36,326	$59,691	$61,674	$61,595	$560,462
Multifamily and apartments	868,076	64,095	160,276	177,320	40,800	1,310,567
Office and professional space	487,517	48,562	84,320	320,638	78,084	1,019,121
Retail	325,909	41,613	120,088	221,610	86,080	795,300
Warehouse and industrial	138,940	40,413	43,249	110,067	19,955	352,624
Other	211,734	18,035	69,490	69,250	23,595	392,104
Total non owner occupied commercial real estate loans	$2,373,352	$249,044	$537,114	$960,559	$310,109	$4,430,178

(1)	Primarily consists of loans located in states bordering our footprint.

Investment Securities Portfolio
In anticipation of receiving cash from the HSBC Branch Acquisition, we purchased approximately $2.3 billion of securities during 2012, in addition to the $1.2 billion of securities we purchased during 2011. The purchases comprised of commercial mortgage-backed securities, agency residential mortgage-backed securities, asset-backed securities, collateralized loan obligations, corporate bonds, and U.S. Treasury bonds. The average yield of the $3.5 billion in purchases was approximately 3.35%. The purchases were temporarily funded with a combination of short-term FHLB advances, repurchase agreements, and brokered certificates of deposit.
Interest rates, after ending the second quarter of 2012 at near historical lows, remained volatile during the third quarter. After a brief rise during the middle of the quarter, rates trended downward by the end of the third quarter of 2012. In September 2012, the FOMC stated they intend to maintain the exceptionally low levels for federal funds rate at least through mid-2015. Such an accommodative stance of monetary policy was designed to continue support to the labor markets and overall economy. The FOMC also announced additional purchases of long-dated agency mortgage-backed securities at the pace of $40 billion each month for an indefinite period which was designed to move longer-term interest rates lower. Additionally, the FOMC decided to continue its program known as “Operation Twist” through the end of the year. Our September 30, 2012 expectations of future prepayment speeds in our collateralized mortgage obligation and mortgage-backed securities portfolios reflected the expectation of the prolonged lower interest rate environment and that the pace of the mortgage prepayment cycle will likely persist for a longer period, and therefore will impact premium amortization on our collateralized mortgage obligation and mortgage-backed securities portfolios in the future.

With the goal of de-levering and de-risking our balance sheet, and subsequent to the HSBC Branch Acquisition, during the second quarter of 2012 we transferred certain mortgage-backed securities with a carrying value of $861 million from our held to maturity portfolio to our available for sale portfolio. We then sold these and other mortgage-backed securities in our available for sale portfolio with a total carrying value of $3.1 billion for a total pre-tax gain of $16 million. The securities sold were selected based on an assessment of their potential prepayment risk and did not include any that were purchased in conjunction with the HSBC Branch Acquisition. The proceeds from these sales were used to pay down short-term borrowings.
The sale of the securities reduces volatility in our net interest margin by reducing the impact of prepayments on the mortgage-backed securities portfolio yield. In addition, the sale of these securities with the greatest levels of prepayment risk coupled with the pay down of short-term borrowings improved our asset sensitivity by 200 to 300 basis points, allowing us to be better positioned to benefit when interest rates rise while at the same time managing the near term volatility created by the current sustained low interest rate environment. The lower remaining premiums, which decreased to $122 million, or 2.3% of the mortgage-backed securities portfolio at September 30, 2012, from $232 million, or 2.8% of the portfolio at December 31, 2011, and collateral characteristics of our residual mortgage-backed securities portfolio reduce yield volatility. In addition, the remaining investment securities portfolio remains highly liquid, highly rated and well diversified.

A change in our expectations regarding the expected magnitude and duration of a lower interest rate environment could have a material impact on our net interest income in both the period of change, attributable to any retroactive adjustment that would be required to maintain a constant effective yield, and in subsequent periods attributable to lower prospective yields on our investment securities. Additionally, principal repayments on our securities would be reinvested at lower rates.
Our residential mortgage-backed securities portfolio offers some protection from higher prepayment rates and lower cash flow volatility in this low interest rate environment. Within our CMOs, we own a combination of first pay and second pay sequential securities as well as planned amortization class (“PAC”) securities. These types of bonds provide us with more stable and consistent cash flows in various interest rate environments. Second pay sequential securities are protected from prepayments by the first pay tranche. A PAC security is also protected with a principal payment rate that is stabilized by support tranches in the structure. These support tranches, which we do not own, absorb excess prepayments when rates fall, and receive fewer prepayments to prevent extension of average life as rates rise. However, as prepayments reduce the principal of the support security, the PAC security is less protected from prepayment fluctuations.
The sale of the residential mortgage-backed investment securities reduced our holdings in such mortgage-backed securities to 49% at September 30, 2012 from 73% at December 31, 2011. At each of September 30, 2012 and December 31, 2011, 98% of our residential mortgage-backed securities in our available for sale portfolio were issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), or Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA, FNMA, and FHLMC guarantee the contractual cash flows of these investments. FNMA and FHLMC are government sponsored enterprises that are currently under the conservatorship of the U.S. government. Our GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
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

The fair value of our total investment securities portfolio was comprised of the following at the dates indicated (amounts in thousands):

	Fair value	% of total portfolio
September 30, 2012
States and political subdivisions	$635,701	5.3%
U.S. Treasury	20,805	0.2
U.S. government agencies and enterprises	424,349	3.5
Corporate debt and trust preferred securities	784,772	6.5
Residential mortgage-backed securities	5,925,876	49.2
Commercial mortgage-backed securities	2,082,266	17.3
Collateralized loan obligations	1,270,581	10.5
Asset-backed securities	868,716	7.2
Other	31,423	0.3
Total investment securities	$12,044,489	100.0%
December 31, 2011
States and political subdivisions	$703,178	5.8%
U.S. Treasury	20,643	0.2
U.S. government agencies and enterprises	395,573	3.3
Corporate debt and trust preferred securities	361,042	3.0
Residential mortgage-backed securities	8,808,292	72.8
Commercial mortgage-backed securities	1,529,310	12.6
Collateralized loan obligations	157,999	1.3
Asset-backed securities	93,813	0.8
Other	31,169	0.2
Total investment securities	$12,101,019	100.0%
The duration of our investment securities portfolio decreased to 2.9 years at September 30, 2012 from 4.1 years at December 31, 2011. At September 30, 2012, the pre-tax net unrealized gains on our available for sale investment securities increased to $331 million from $170 million at December 31, 2011. The net unrealized gain represents the difference between the fair value and the amortized cost of our securities. Generally, the value of our investment securities fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market.
Our investment in FHLB stock consists of $95 million, $24 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston common stock, respectively, at September 30, 2012 and of $101 million, $27 million, and $121 million of FHLB of New York common stock, FHLB of Pittsburgh common stock, and FHLB of Boston, respectively, at December 31, 2011. Our investment in FRB stock amounted to $134 million and $109 million at September 30, 2012 and December 31, 2011, respectively.
Deposits
Excluding the $9.9 billion in deposits (at fair value) acquired in the HSBC Branch Acquisition, our total deposits decreased $1.6 billion from December 31, 2011. At September 30, 2012, core deposits increased to 85% of total deposits from 80% at December 31, 2011, reflecting the composition of the deposits we acquired from HSBC. The decrease in balances, especially money market deposit accounts, was primarily driven by our interest rate and treasury management strategies as we continue to move down deposit pricing and reduce excess liquidity. Our strategic focus on customer acquisition and increasing consumer and business checking deposit balances resulted in higher interest-bearing checking account balances. During this quarter, the number of new checking account openings increased 10% from the second quarter of 2012 and was up 36% over the prior year. Growth was strong in all markets but was most notable in New York where the increased branch density and positive brand positioning continued to drive new customer acquisitions.

The following table illustrates the composition of our deposits at the dates indicated (amounts in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent	Deposits acquired (1)	Increase (decrease) excluding HSBC acquired deposits
Core deposits:
Savings	$3,941,528	14.2%	$2,621,016	13.5%	$1,644,020	$(323,508)
Interest-bearing checking	4,090,322	14.8	2,259,576	11.6	1,449,352	381,394
Money market deposits	10,801,280	39.0	7,220,902	37.3	4,478,240	(897,862)
Noninterest-bearing	4,658,374	16.8	3,335,356	17.2	1,469,309	(146,291)
Total core deposits	23,491,504	84.8	15,436,850	79.6	9,040,921	(986,267)
Certificates	4,206,192	15.2	3,968,265	20.4	813,668	(575,741)
Total deposits	$27,697,696	100.0%	$19,405,115	100.0%	$9,854,589	$(1,562,008)

(1)	Excludes $0.5 billion municipal money market deposits that were subject to a price concession.

The table below contains selected information on the composition of our deposits by geographic region at the dates indicated (in thousands):

	Upstate New York	Western Pennsylvania	Eastern Pennsylvania	Connecticut and Western Massachusetts	Total deposits
September 30, 2012
Core deposits:
Savings	$2,400,076	$164,181	$226,996	$1,150,275	$3,941,528
Interest-bearing checking	2,459,064	530,954	615,042	485,262	4,090,322
Money market deposits	7,141,264	1,213,324	1,039,642	1,407,050	10,801,280
Noninterest-bearing	2,753,450	702,387	531,083	671,454	4,658,374
Total core deposits	14,753,854	2,610,846	2,412,763	3,714,041	23,491,504
Certificates	2,063,455	594,901	520,735	1,027,101	4,206,192
Total deposits	$16,817,309	$3,205,747	$2,933,498	$4,741,142	$27,697,696
December 31, 2011
Core deposits:
Savings	$862,354	$136,984	$238,766	$1,382,912	$2,621,016
Interest-bearing checking	743,536	486,150	565,212	464,678	2,259,576
Money market deposits	3,372,154	1,295,675	1,158,837	1,394,236	7,220,902
Noninterest-bearing	1,417,374	699,234	523,656	695,092	3,335,356
Total core deposits	6,395,418	2,618,043	2,486,471	3,936,918	15,436,850
Certificates	1,105,717	839,983	709,810	1,312,755	3,968,265
Total deposits	$7,501,135	$3,458,026	$3,196,281	$5,249,673	$19,405,115
Borrowings
Borrowings decreased to $2.7 billion at September 30, 2012 from $8.1 billion at December 31, 2011. Short-term borrowings decreased by $213 million from December 31, 2011 to $2.0 billion, and long-term borrowings decreased by $5.2 billion during that same period to $732 million. As noted above under Investment Securities, during the quarter ended June 30, 2012, we sold certain mortgage-backed securities and used the $3.1 billion in proceeds to repay short-term borrowings. This action improves our funding profile and our capital ratios. In addition, upon completion of the HSBC Branch Acquisition, we paid down wholesale borrowings, including those used to purchase investment securities in advance of this transaction. At September 30, 2012, wholesale borrowings totaled $1.4 billion.

Capital
During the first nine months of 2012, our stockholders’ equity increased to $4.9 billion at September 30, 2012, compared to $4.8 billion at December 31, 2011. Increases to stockholders' equity resulting from our net income of $107 million and $99 million of unrealized gains, net of taxes, on our investment securities available for sale, were partially offset by $84 million, or $0.24 per share, in common stock dividends and $20 million in preferred stock dividends.
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

The actual capital amounts, ratios, and requirements for First Niagara Financial Group, Inc. and First Niagara Bank, N.A. at September 30, 2012 are presented in the following table (amounts in thousands):

	Actual		Minimum amount to be well-capitalized
	Amount	Ratio	Amount	Ratio
First Niagara Financial Group, Inc.:
Leverage ratio	$2,225,121	6.83%	$1,628,932	5.00%
Tier 1 risk-based capital	2,225,121	9.51	1,403,862	6.00
Total risk-based capital	2,684,432	11.48	2,338,355	10.00
First Niagara Bank, N.A.:
Leverage ratio	$2,383,316	7.32%	$1,627,948	5.00%
Tier 1 risk-based capital	2,383,316	10.19	1,403,326	6.00
Total risk-based capital	2,544,847	10.88	2,339,014	10.00
As of September 30, 2012, we met all capital adequacy requirements to which we were subject and both First Niagara Financial Group, Inc. and First Niagara Bank, N.A. were considered well-capitalized under the Federal Reserve’s Regulation Y (in the case of First Niagara Financial Group, Inc.) and the OCC’s prompt corrective action regulations (in the case of First Niagara Bank, N.A.). At September 30, 2012, the capital ratios reflect a $65 million capital contribution the Company made to the Bank as well as the impact of the HSBC Branch Acquisition offset by the benefits of our investment securities portfolio repositioning whereby we sold mortgage-backed securities with a carrying value of $3.1 billion and used the proceeds to pay down short-term borrowings.
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
Allowance for Loan Losses
The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. We place non-credit card originated loans on nonaccrual status when they become more than 90 days past due, or earlier if we do not expect the full collection of interest or principal. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from interest income. Credit cards are not placed on nonaccrual status until 180 days past due, at which time they are charged-off.

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

The following table details our allocation of our allowance for loan losses by loan category at the dates indicated (amounts in thousands):

	September 30, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
Commercial:
Real estate and construction	$92,618	35.8%	$50,007	37.9%
Business	36,936	24.5	57,348	22.9
Total commercial	129,554	60.3	107,355	60.8
Consumer:
Residential real estate	4,773	20.3	4,101	24.4
Home equity	3,760	13.9	4,374	13.1
Other consumer	11,846	5.5	4,270	1.7
Total	$149,933	100.0%	$120,100	100.0%
Allowance for loan losses to total loans	0.78%		0.73%

The following table presents the activity in our allowance for originated loan losses and related recorded investment of the associated loans by portfolio segment for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$57,348	$50,007	$4,101	$4,374	$2,362	$118,192
Provision for loan losses	56,634	(8,021)	2,409	2,604	8,669	62,295
Charge-offs	(23,131)	(5,518)	(1,965)	(3,508)	(3,035)	(37,157)
Recoveries	1,954	556	294	411	1,171	4,386
Allowance related to loans sold	(187)	(88)	(66)	(121)	(45)	(507)
Balance at end of period	$92,618	$36,936	$4,773	$3,760	$9,122	$147,209
Nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$42,034	$46,967	$1,754	$1,859	$2,740	$95,354
Provision for loan losses	25,434	8,653	2,483	3,642	91	40,303
Charge-offs	(11,737)	(11,758)	(1,184)	(2,019)	(1,955)	(28,653)
Recoveries	2,592	1,459	516	186	992	5,745
Balance at end of period	$58,323	$45,321	$3,569	$3,668	$1,868	$112,749
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$75,708	$44,927	$5,076	$4,971	$4,514	$135,196
Provision for loan losses	23,147	(6,536)	107	(771)	5,446	21,393
Charge-offs	(6,500)	(1,508)	(410)	(545)	(1,179)	(10,142)
Recoveries	424	123	14	145	368	1,074
Allowance related to loans sold	(161)	(70)	(14)	(40)	(27)	(312)
Balance at end of period	$92,618	$36,936	$4,773	$3,760	$9,122	$147,209
Three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$56,402	$43,502	$2,643	$2,661	$1,820	$107,028
Provision for loan losses	4,044	7,399	755	1,230	418	13,846
Charge-offs	(2,689)	(5,641)	(105)	(348)	(633)	(9,416)
Recoveries	566	61	276	125	263	1,291
Balance at end of period	$58,323	$45,321	$3,569	$3,668	$1,868	$112,749

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans of our acquired loan portfolio for the periods indicated (in thousands):

	Commercial		Consumer
	Business	Real estate	Residential	Home equity	Other consumer	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$1,908	$1,908
Provision for loan losses	—	5,208	—	—	2,000	7,208
Charge-offs	—	(5,467)	—	—	(1,359)	(6,826)
Recoveries	—	259	—	—	175	434
Balance at end of period	$—	$—	$—	$—	$2,724	$2,724
Nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	346	536	—	—	—	882
Charge-offs	(346)	(536)	—	—	—	(882)
Recoveries	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$3,320	$3,320
Provision for loan losses	—	407	—	—	—	407
Charge-offs	—	(468)	—	—	(658)	(1,126)
Recoveries	—	61	—	—	62	123
Balance at end of period	$—	$—	$—	$—	$2,724	$2,724
Three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—
Provision for loan losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$—	$—
As of September 30, 2012, we had a liability for unfunded loan commitments of $11 million. For the nine months ended September 30, 2012, we recognized a provision for credit loss related to our unfunded loan commitments of $0.8 million. We acquired an additional $3.0 billion in unfunded loan commitments as part of our HSBC Branch Acquisition, and consequently increased our liability by $4 million to recognize probable losses inherent in the commitments assumed in the HSBC Branch Acquisition. Our total unfunded commitments amounted to $8.9 billion at September 30, 2012.
Our net charge-offs of $39 million in 2012 were $15 million higher than our net charge-offs of $24 million in 2011. The period over period increases were driven primarily by an $8 million charge-off of one large commercial loan based in Upstate New York and $4 million of charge-offs on two commercial loans acquired in the Harleysville acquisition. Total net charge-offs for the third quarter of 2012 represented 0.21% of average total loans compared with 0.36% of average total loans in the second quarter of 2012. Excluding our acquired loans, our net charge-off ratio for originated loans was 0.30% for the third quarter of 2012 compared to 0.55% for second quarter of 2012.

The following table details our net charge-offs by loan category for the periods indicated (amounts in thousands):

	Nine months ended
	September 30, 2012		September 30, 2011
	Net charge-offs	Percent of average loans	Net charge-offs	Percent of average loans
Commercial:
Real estate	$10,169	0.21%	$10,373	0.25%
Business	21,178	0.66	9,953	0.43
Total commercial	31,347	0.39	20,326	0.32
Consumer:
Residential real estate	1,671	0.06	668	0.03
Home equity	3,098	0.17	1,833	0.13
Other consumer	3,047	0.70	963	0.47
Total	$39,163	0.29%	$23,790	0.23%
Our nonaccruing loans were $142 million at September 30, 2012 compared to $129 million at June 30, 2012 and $90 million at December 31, 2011. The increase from December 31, 2011 was largely due to several large commercial business loans in our Upstate New York footprint. These relationships have been adequately reserved for at quarter end. Additionally, the Interagency Supervisory Guidance related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans. Also contributing to the increase is $28 million of acquired lines of credit. These increases were offset by the removal of $33 million due to charge-offs, $20 million returned to accrual status, and $28 million due to transfers to real estate owned or paydowns. Nonperforming loans comprised 0.75% of total loans at September 30, 2012 compared to 0.55% at December 31, 2011. Excluding our acquired loans, our nonaccruing loans were 0.93% of originated loans at September 30, 2012 compared to 0.91% of originated loans at December 31, 2011.
The composition of our nonaccruing loans and total nonperforming assets consisted of the following at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2012(1)	2011
Nonaccruing loans:
Commercial:
Real estate	$47,769	$43,119
Business	48,694	20,173
Total commercial	96,463	63,292
Consumer:
Residential real estate	21,377	18,668
Home equity	22,789	6,790
Other consumer	1,751	1,048
Total nonaccruing loans	142,380	89,798
Real estate owned	9,669	4,482
Total nonperforming assets (2)	$152,049	$94,280
Loans 90 days past due and still accruing interest (3)	$145,323	$143,237
Total nonperforming assets as a percentage of total assets	0.42%	0.29%
Total nonaccruing loans as a percentage of total loans	0.75%	0.55%
Total nonaccruing originated loans as a percentage of total originated loans	0.93%	0.91%
Allowance for loan losses to nonaccruing loans	105.3%	133.7%

(1)	Includes $28 million of nonperforming acquired lines of credit, primarily in home equity. The remaining credit discount, recorded at acquisition is adequate to cover losses on these balances.

(2)	Nonperforming assets do not include $56 million and $44 million of performing renegotiated loans that are accruing interest at September 30, 2012 and December 31, 2011, respectively.

(3)	Includes acquired loans that were originally recorded at fair value upon acquisition, credit card loans, or loans that have matured and are in the process of collection.

The primary indicators of credit quality are delinquency status and our internal loan gradings for our commercial loan portfolio segment and delinquency status and current FICO scores for our consumer loan portfolio segment. Early stage delinquencies of $50 million at September 30, 2012 in our originated loan portfolio increased from $36 million at December 31, 2011 of loans that are 30 to 89 days past due. Our acquired loans that were 30 to 89 days past due increased $47 million from $75 million as of December 31, 2011 to $122 million as of September 30, 2012, reflective of loans acquired from the HSBC Branch Acquisition.
The following table contains a percentage breakout of the delinquency composition of our loan portfolio segments at the dates indicated:

	Percent of loans 30-59 days past due		Percent of loans 60-89 days past due		Percent of loans 90 or more days past due		Percent of loans past due
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Originated loans
Commercial:
Real estate	0.2%	0.2%	0.1%	—%	0.7%	0.6%	1.0%	0.8%
Business	0.4	0.2	—	—	0.6	0.4	1.0	0.5
Total commercial	0.3	0.2	0.1	—	0.6	0.5	1.0	0.7
Consumer:
Residential real estate	0.4	0.6	0.1	0.3	1.0	0.9	1.5	1.8
Home equity	0.2	0.2	0.1	0.2	0.5	0.6	0.9	1.0
Other consumer	0.4	0.9	0.1	0.4	0.2	0.5	0.6	1.8
Total consumer	0.3	0.5	0.1	0.3	0.7	0.8	1.1	1.5
Total	0.3%	0.3%	0.1%	0.1%	0.7%	0.6%	1.1%	0.9%
Acquired loans
Commercial:
Real estate	0.9%	1.1%	1.7%	0.1%	2.7%	2.1%	5.3%	3.2%
Business	1.5	0.6	0.2	0.1	1.4	1.1	3.0	1.8
Total commercial	1.1	0.9	1.3	0.1	2.3	1.8	4.7	2.8
Consumer:
Residential real estate	0.9	0.8	0.5	0.4	3.0	2.8	4.4	4.0
Home equity	0.7	0.7	0.4	0.4	1.3	1.8	2.4	2.9
Other consumer	1.7	1.6	1.0	1.0	1.7	2.0	4.4	4.7
Total consumer	0.9	0.8	0.5	0.4	2.3	2.5	3.6	3.7
Total	1.0%	0.9%	0.8%	0.3%	2.3%	2.2%	4.1%	3.3%

Our internal loan gradings provide information about the financial health of our commercial borrowers and our risk of potential loss. Overall levels of classified and criticized loans including our pass watch category increased slightly over the prior quarter.

The following table presents a breakout of our commercial loans by loan grade at the dates indicated:

	Percent of Total
	September 30, 2012	December 31, 2011
Originated loans:
Pass	91.6%	90.4%
Pass watch(1)	2.6	1.0
Total pass	94.2%	91.4%
Criticized:(2)
Accrual	4.8%	7.7%
Nonaccrual	1.0	0.9
Total criticized	5.8	8.6
Total	100.0%	100.0%
Acquired loans:
Pass	82.5%	85.5%
Pass watch(1)	4.9	0.3
Total pass	87.4%	85.8%
Criticized:(2)
Accrual	12.2%	14.2%
Nonaccrual	0.4	—
Total criticized	12.6	14.2
Total	100.0%	100.0%

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

The composition of our consumer portfolio segment is presented in the table below at the dates indicated:

	Percent of Total
	September 30, 2012	December 31, 2011
Originated loans by refreshed FICO score:
Over 700	75.6%	76.5%
660-700	12.4	11.0
620-660	5.7	4.9
580-620	2.6	2.4
Less than 580	3.1	3.5
No score(1)	0.6	1.7
Total	100.0%	100.0%
Acquired loans by refreshed FICO score:
Over 700	68.5%	70.4%
660-700	10.4	8.1
620-660	5.5	4.4
580-620	3.3	2.6
Less than 580	5.1	4.6
No score(1)	7.2	9.9
Total	100.0%	100.0%

(1)	Primarily includes loans that are serviced by others for which refreshed FICO scores were not available as of the indicated date.

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
As part of our determination of the fair value of our acquired loans at time of acquisition, we established a credit mark that represented expected future losses in our acquired loan portfolio. Our credit mark, which represents the remaining principal balance on acquired loans that we do not expect to collect, was $212 million and $205 million as of September 30, 2012 and December 31, 2011, respectively.

The following table provides information about our acquired loan portfolio by acquisition as of the dates indicated or for the related quarters (amounts in thousands):

	HSBC	NewAlliance	Harleysville	National City	Total
September 30, 2012
Provision for loan losses	$—	$—	$407	$—	407
Net charge-offs	—	68	607	328	1,003
Net charge-offs to average loans	—%	—%	0.04%	0.08%	0.01%
Nonperforming loans	$1,606	$8,490	$15,330	$2,767	$28,193
Total loans (1)	1,448,713	3,775,613	1,454,361	407,152	7,085,839
Allowance for acquired loan losses	100	132	1,580	912	2,724
Credit related discount (2)	43,779	113,369	41,548	13,185	211,881
Credit related discount as percentage of loans	3.02%	3.00%	2.86%	3.24%	2.99%
Pass watch (3)	$30,824	$84,004	$24,334	$3,882	$143,044
Criticized loans (4)	40,816	204,700	183,736	35,613	464,865
Classified loans (5)	28,182	141,849	151,973	22,040	344,044
Greater than 90 days past due and accruing (6)	8,568	70,885	58,397	3,146	140,996
December 31, 2011
Provision for loan losses	$—	$—	$2,347	$—	$2,347
Net charge-offs	—	—	439	—	439
Net charge-offs to average loans	—%	—%	0.10%	—%	0.04%
Nonperforming loans	$—	$—	$—	$—	$—
Total loans (1)	—	4,579,585	1,712,147	509,957	6,801,689
Allowance for acquired loan losses	—	—	1,908	—	1,908
Credit related discount (2)	$—	$142,601	$44,829	$17,681	$205,111
Credit related discount as percentage of loans	—%	3.11%	2.62%	3.47%	3.02%
Pass watch (3)	$—	$—	$9,736	$—	$9,736
Criticized loans (4)	—	251,647	222,978	51,050	525,675
Classified loans (5)	—	184,674	163,604	28,666	376,944
Greater than 90 days past due and accruing	—	77,814	57,582	7,841	143,237

(1)	Represents carrying value of acquired loans plus the principal not expected to be collected.

(2)	Represents principal on acquired loans not expected to be collected.

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

(6)
Includes acquired loans that were originally recorded at fair value upon acquisition, credit card loans, or loans that have matured and are in the process of collection. Acquired loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans net of the allowance for acquired loan losses. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days past due, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

The following table provides information about our originated loan portfolio as of the dates indicated or for the related quarters (dollars in thousands):

	September 30, 2012	December 31, 2011
Provision for loan losses	$21,393	$10,839
Net charge-offs	$9,068	$5,396
Net charge-offs to average loans	0.30%	0.22%
Nonperforming loans	$114,187	$89,798
Nonperforming loans to total loans	0.93%	0.91%
Total loans	$12,232,568	$9,876,005
Allowance for originated loan losses	$147,209	$118,192
Allowance for originated loan losses to total originated loans	1.20%	1.20%
Pass watch(1)	$223,815	$71,559
Criticized loans(2)	525,805	618,547
Classified loans(3)	348,961	371,431
Greater than 90 days past due and accruing (4)	4,327	—

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

(4)
Includes credit card loans and loans that have matured and are in the process of collection. In connection with the HSBC Branch Acquisition, we changed our nonaccrual policy related to credit cards from 90 days to 180 days past due, at which time the balance is charged-off. This policy change did not have a significant impact on our interest income or allowance for credit losses.

Our total allowance for loan losses related to both our originated and acquired loans increased $30 million from December 31, 2011 to $150 million at September 30, 2012 as our total provision for credit losses of $70 million exceeded our total net charge-offs of $39 million. The ratio of our total allowance for loan losses to total loans of 0.78% at September 30, 2012 compared to 0.73% as of December 31, 2011. Excluding acquired loans, the ratio of our allowance for originated loan losses to total originated loans was 1.20% September 30, 2012 and remained consistent with the measure at December 31, 2011.
Of the $2.7 billion and $2.2 billion home equity portfolio at September 30, 2012 and December 31, 2011, respectively, $0.9 billion were in a first lien position at each period end. We hold or service the first lien loan for approximately 10% of the remainder of the home equity portfolio that was in a second lien position as of September 30, 2012 and December 31, 2011. The Interagency Supervisory Guidance issued during the first quarter of 2012 related to junior lien home equity loans resulted in $7 million of additional nonaccrual loans at September 30, 2012, but does not have a significant impact on our allowance for loan losses.
As part of our credit risk management, we enter into modification agreements with troubled borrowers in order to mitigate our credit losses. Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) increased to $86 million at September 30, 2012 from $77 million at December 31, 2011. The modifications made to these restructured loans typically consist of an extension of the payment terms, providing for a period with interest-only payments with deferred principal payments, or a rate reduction. We generally do not forgive principal when restructuring loans. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. Our aggregate recorded investment in TDRs does not include modifications to acquired loans that are accounted for as part of a pool under ASC 310-30. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms, either immediately before or after the restructuring, for six consecutive payments. TDRs accruing interest totaled $56 million and $44 million at September 30, 2012 and December 31, 2011, respectively.

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
At September 30, 2012, our liability for estimated repurchase obligations on our serviced loan portfolio was $9 million compared to $8 million at December 31, 2011 and is included in other liabilities in our Consolidated Statements of Condition.
The delinquencies in our serviced loan portfolio were as follows at the dates indicated:

	September 30, 2012	December 31, 2011
30 to 59 days past due	0.34%	0.42%
60 to 89 days past due	0.15	0.17
Greater than 90 days past due	0.74	0.81
	1.23%	1.40%

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
The following table presents the latest available underlying investment ratings of the fair value of our investment securities portfolio at the dates indicated (in thousands):

	Amortized	Fair	Average credit rating of fair value amount
	cost	value	AA or better	A	BBB	BB or less	Not rated
September 30, 2012
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises	$6,100,435	$6,300,554	$6,295,721	$—	$—	$—	$4,833
Commercial mortgage-backed securities	1,962,679	2,082,266	1,431,005	502,916	148,345	—	—
Collateralized loan obligations	1,239,769	1,270,581	958,589	273,570	38,422	—	—
States and political subdivisions	611,758	635,701	473,572	130,261	23,759	295	7,814
Asset-backed securities	855,032	868,716	601,000	267,616	100	—	—
Corporate debt and trust preferred	768,002	784,772	—	238,783	146,222	399,767	—
Other	99,506	101,899	21,757	13,098	6,854	25,437	34,753
Total investment securities	$11,637,181	$12,044,489	$9,781,644	$1,426,244	$363,702	$425,499	$47,400
December 31, 2011
Securities backed by U.S. Treasury, U.S. government agencies, and U.S. government sponsored enterprises	$8,903,996	$9,130,714	$9,120,953	$—	$—	$—	$9,761
Commercial mortgage-backed securities	1,504,241	1,529,310	845,058	575,948	108,304	—	—
Collateralized loan obligations	158,091	157,999	118,584	33,495	5,920	—	—
States and political subdivisions	681,713	703,178	507,496	130,464	55,010	591	9,617
Asset-backed securities	96,451	93,813	71,157	22,547	109	—	—
Corporate debt and trust preferred	378,961	361,042	37,813	256,383	55,918	9,928	1,000
Other	124,178	124,963	44,276	6,945	9,227	29,352	35,163
Total investment securities	$11,847,631	$12,101,019	$10,745,337	$1,025,782	$234,488	$39,871	$55,541
The weighted average credit rating of our portfolio was AA at each of September 30, 2012 and December 31, 2011.
We have assessed our securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011 and determined that any decline in fair value below amortized cost was temporary. In making this determination we considered the following factors: the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, credit rating, the financial condition of the issuer and guarantor, where applicable, the delinquency or default rates of underlying collateral, projected collateral losses, projected cash flows and credit enhancement. If the level of credit enhancement is sufficient based on our expectations of future collateral losses, we conclude that we will receive all of the originally scheduled cash flows. If the present value of the cash flows indicates that we should not expect to recover the amortized cost basis of the security, we would consider the security to be other than temporarily impaired and write down the credit component of the unrealized loss through a charge to current period earnings. We do not intend to sell these securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2012, the unrealized losses on our corporate debt securities were due to a general widening of credit spreads for the types of these securities, causing their fair values to decrease. As of September 30, 2012, the unrealized losses on our collateralized loan obligations were caused by increasing volatility resulting from the European debt crisis, proposed financial regulation, political tensions, and weak market data leading to wider spreads. We have assessed all securities in an unrealized loss position at September 30, 2012 and December 31, 2011 and determined that the declines in fair value below amortized cost were temporary.
As of September 30, 2012, we have no direct exposure to the debt of troubled European countries.

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
Consolidated liquidity
Sources of liquidity
We obtain our liquidity from multiple sources, including gathering deposit balances, cash generated by principal and interest repayments on our investment and loan portfolios, short and long-term borrowings, as well as short-term federal funds, internally generated capital, and other credit facilities. The primary source of our non-deposit borrowings are FHLB advances, of which we had $1.4 billion outstanding at September 30, 2012.
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
We have a total borrowing capacity of up to $7.8 billion from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position, of which $6.4 billion was available as of September 30, 2012.
Uses of liquidity
The primary uses of our liquidity are to support our operating activities, fund loans or obtain other assets, and provide for repayments of deposits and borrowings.

In the ordinary course of business, we extend commitments to originate commercial and consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Our commitments generally have fixed expiration dates or other termination clauses and may require our customer to pay us a fee. Since we do not expect all of our commitments to be funded, the total commitment amounts do not necessarily represent our future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We may obtain collateral based upon our assessment of the customer’s creditworthiness. We may write a commitment to extend credit on a fixed rate basis exposing us to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. Our outstanding commitments to originate residential real estate, commercial real estate and business, and consumer loans increased to approximately $8.9 billion at September 30, 2012 from $4.9 billion at December 31, 2011, primarily due to lines of credit acquired in the HSBC Branch Acquisition.
Included in these commitments are lines of credit to both consumer and commercial customers. The borrowers are able to draw on these lines as needed, making our funding requirements generally difficult to predict. Indicative of our strategic focus on commercial lending and relationship based home equity lending, at September 30, 2012 and December 31, 2011 our unused commercial lines of credit amounted to $3.3 billion and $2.8 billion, respectively, and our unused home equity and other consumer lines of credit increased to $4.3 billion at September 30, 2012 from $1.5 billion at December 31, 2011, due primarily to consumer credit cards acquired in the HSBC Branch Acquisition. Our commercial business lines of credit generally possess an expiration period of less than one year and our home equity and other consumer lines of credit have an expiration period of up to ten years.
In addition to the commitments discussed above, we issue standby letters of credit to third parties that guarantee payments on behalf of our commercial customers in the event the customer fails to perform under the terms of the contract between our customer and the third party. Our standby letters of credit, which generally have an expiration period of less than two years, amounted to $292 million and $278 million at September 30, 2012 and December 31, 2011, respectively. Since the majority of our unused lines of credit and outstanding standby letters of credit expire without being fully funded, our actual funding requirements may be substantially less than the amounts above. We anticipate that we will have sufficient funds available to meet our current loan commitments and other obligations through our normal business operations. The credit risk involved in our issuance of these commitments is essentially the same as that involved in extending loans to customers and is limited to the contractual notional amount of those instruments.
Given the current interest rate environment and current customer preference for long-term fixed rate mortgages, coupled with our desire to not hold these assets in our portfolio, we generally sell newly originated fixed rate conventional, 20 to 30 year and most FHA and VA loans in the secondary market to government sponsored enterprises such as FNMA and FHLMC or to wholesale lenders. We generally retain the servicing rights on residential mortgage loans sold which results in monthly service fee income. We will, however, sell select loans with servicing released on a nonrecourse basis. Our commitments to sell residential mortgages amounted to $517 million and $275 million at September 30, 2012 and December 31, 2011, respectively.
Parent Company liquidity
The Company obtains its liquidity from multiple sources, including dividends from the Bank, principal repayments on investment securities, interest received from the Bank, a line of credit facility with a bank, and the issuance of debt and equity securities. The primary uses of the Company’s liquidity are dividends to stockholders, capital contributions to the Bank, debt service, operating expenses, repurchases of our common stock, and acquisitions. The Company’s most liquid assets are cash, interest-bearing demand accounts at correspondent banks, and federal funds sold, all of which totaled $400 million at September 30, 2012. As of September 30, 2012, the Company has in excess of eight quarters of cash liquidity without reliance on dividends from the Bank.
The Company’s ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Subject to the Bank meeting or exceeding regulatory capital requirements, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. During the year ended December 31, 2011, the Bank paid dividends of $75 million to the Company. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status, the Bank could pay additional dividends of approximately $456 million to the Company without obtaining regulatory approvals. However, no dividends have been paid in 2012.

Loan Maturity and Repricing Schedule
The following table sets forth certain information at September 30, 2012 regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans (including bi-weekly loans) are included in the period in which contractual payments are due. No adjustments have been made for prepayment of principal (in thousands):

	Within one year	One through five years	After five years	Total
Commercial:
Real estate	$2,884,082	$2,615,934	$733,749	$6,233,765
Construction	515,506	50,416	36,284	602,206
Business	3,398,542	1,067,252	216,360	4,682,154
Total commercial	6,798,130	3,733,602	986,393	11,518,125
Residential real estate	1,411,887	2,045,928	412,941	3,870,756
Home equity	2,103,625	467,530	90,274	2,661,429
Other consumer	646,386	352,765	57,065	1,056,216
Total loans and leases	$10,960,028	$6,599,825	$1,546,673	$19,106,526
For the loans reported in the preceding table, the following sets forth at September 30, 2012, the dollar amount of all of our fixed-rate and adjustable-rate loans due after September 30, 2013 (in thousands):

	Fixed	Adjustable	Total
Commercial:
Real estate	$1,527,220	$1,822,463	$3,349,683
Construction	65,699	21,001	86,700
Business	944,642	338,970	1,283,612
Total commercial	2,537,561	2,182,434	4,719,995
Residential real estate	1,245,987	1,212,882	2,458,869
Home equity	557,804	—	557,804
Other consumer	408,128	1,702	409,830
Total loans and leases	$4,749,480	$3,397,018	$8,146,498
The following table sets forth at September 30, 2012, the dollar amount of all of our fixed-rate loans due after September 30, 2013 by the period in which the loans mature (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$519,627	$372,420	$361,502	$1,253,549
2 to 3 years	450,438	267,871	226,618	944,927
3 to 5 years	833,360	305,984	230,472	1,369,816
Total 1 to 5 Years	1,803,425	946,275	818,592	3,568,292
5 to 10 years	597,111	243,266	109,111	949,488
More than 10 years	137,025	56,446	38,229	231,700
Total	$2,537,561	$1,245,987	$965,932	$4,749,480

The following table sets forth at September 30, 2012, the dollar amount of all of our adjustable-rate loans due after September 30, 2013 by the period in which the loans reprice (in thousands):

Maturity	Commercial	Residential real estate	Home equity and consumer	Total
1 to 2 years	$456,595	$495,924	$1,566	$954,085
2 to 3 years	565,600	284,554	108	850,262
3 to 5 years	907,982	319,176	28	1,227,186
Total 1 to 5 Years	1,930,177	1,099,654	1,702	3,031,533
5 to 10 years	250,331	113,196	—	363,527
More than 10 years	1,926	32	—	1,958
Total	$2,182,434	$1,212,882	$1,702	$3,397,018
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
For example, as part of our normal commercial lending activities, a portion of our business and commercial real estate loans have adjustable interest rates that are based on longer term rates. The yield on these loans could fluctuate to a greater degree than loans that are based on relatively short-term rates. Accordingly, as a result of actions taken by the Federal Reserve, the yield on our commercial loans was negatively impacted by lower long-term interest rates. Conversely, our cost of funding was not significantly affected by this change in interest rates because the pricing of these instruments is related to a shorter-term part of the interest rate curve.
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

		Calculated increase
		September 30, 2012		December 31, 2011
Changes in interest rates(1)		Net interest income	% change	Net interest income	% change
+	200 basis points(2)	$27,276	2.7%	$29,669	3.2%
+	100 basis points	8,550	0.8	17,020	1.8

(1)
The Federal Reserve benchmark overnight federal funds rate was 0.25% at both September 30, 2012 and December 31, 2011, therefore, the calculation of the effect of a decrease in interest rates is not measurable.

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

ITEM 4.    Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2012 under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2012.
During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 1A.    Risk Factors

Hurricane Sandy and recent storm related events may have a negative impact on future earnings

We are in the process of assessing the impact of the recent East coast storm known as Hurricane Sandy.  Although the extent of the damage and its impact on us cannot be determined at this time, the storm, which occurred in late October, resulted in considerable damage in markets in which we operate and may have adversely affected the collateral of some of our borrowers or their ability to repay their obligations to us.  As a result, we may experience increased levels of nonperforming loans and credit losses which may negatively impact future earnings.

There are no additional material changes to the risk factors as previously discussed in Item 1A to Part I of our 2011 Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c)	We did not repurchase any shares of our common stock during the third quarter of 2012.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

(a)Not applicable.
(b)Not applicable.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NIAGARA FINANCIAL GROUP, INC.

Date: November 8, 2012	By:	/s/ John R. Koelmel
John R. Koelmel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Gregory W. Norwood
Gregory W. Norwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)